Form 10-Q
period 1994-12-26
MODINE MANUFACTURING CO
filed 1995-02-06
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1994
                                       -----------------
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------

                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                      39-0482000
     ---------------------------------------------        ------------------
     (State or other jurisdiction of incorporation         (I.R.S. Employer
     or organization)                                     Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ---------------------------------------------        ------------------
     (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        ---------------

                         NOT APPLICABLE
     -----------------------------------------------------------------------
       (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No ___
                                                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at February 3, 1995
     ------------------------------       ----------------------------------
     Common Stock, $0.625 Par Value             29,717,611

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                               Page No.
                                                              --------
     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1994                   3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1994 and 1993
                 and the Nine Months Ended
                 December 26, 1994 and 1993                       4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 1994 and 1993                                    5

               Notes to Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                        8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 12

     Item 5.   Other Information                                 13

     Item 6.   Exhibits and Reports on Form 8-K                  13

Signatures                                                       15

                          MODINE MANUFACTURING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       December 26, 1994 and March 31, 1994
                     (In thousands, except per-share amounts)
                                  (Unaudited)
                                           December 26, 1994    March 31, 1994
                                           -----------------    --------------
ASSETS
- ------
 Current assets:
 Cash and cash equivalents                     $  34,377           $  38,523
 Trade receivables, less allowance for
  doubtful accounts of $6,175 and $4,896         140,204             110,282
 Inventories                                     115,190             104,323
 Deferred income taxes and other current
   assets                                         21,852              18,610
                                               ---------           ---------
 Total current assets                            311,623             271,738
                                               ---------           ---------

 Other assets:
 Property, plant, and equipment - net            165,176             163,962
 Investment in affiliates                          9,597               9,593
 Intangible assets, less accumulated
  amortization of $7,084 and $5,060               32,007              31,946
 Deferred charges and other noncurrent
  assets                                          35,535              32,742
                                               ---------           ---------
 Total other assets                              242,315             238,243
                                               ---------           ---------
  Total assets                                 $ 553,938           $ 509,981
                                               =========           =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
 Current liabilities:
 Short-term debt                               $   1,798           $  10,785
 Long-term debt - current portion                 13,171              10,796
 Accounts payable                                 62,742              55,567
 Accrued compensation and employee
  benefits                                        35,543              33,923
 Income taxes                                      4,370               7,157
 Accrued expenses and other current
  liabilities                                     32,546              21,633
                                               ---------           ---------
 Total current liabilities                       150,170             139,861
                                               ---------           ---------

 Other liabilities:
 Long-term debt                                   68,147              77,646
 Deferred income taxes                            10,082               9,986
 Other noncurrent liabilities                     31,726              30,743
                                               ---------           ---------
 Total other liabilities                         109,955             118,375
                                               ---------           ---------
    Total liabilities                            260,125             258,236
                                               ---------           ---------
 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none              -                   -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  30,342 shares                                   18,964              18,964
  Additional paid-in capital                       8,039               6,457
 Retained earnings                               281,079             243,606
 Foreign currency translation adjustment           3,425                 186
 Treasury stock at cost: 634 and 718
  shares, respectively                           (14,579)            (13,598)
 Restricted stock - unamortized value             (3,115)             (3,870)
                                               ---------           ---------
    Total shareholders' investment             $ 293,813           $ 251,745
                                               ---------           ---------
    Total liabilities and shareholders'
       investment                              $ 553,938           $ 509,981
                                               =========           =========

     (See accompanying notes to consolidated financial statements.)

                                             MODINE MANUFACTURING COMPANY
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                For the three months ended December 26, 1994 and 1993
                                For the nine months ended December 26, 1994 and 1993
                                      (In thousands, except per-share amounts)
                                                    (Unaudited)
                                                                 Three months ended             Nine months ended
                                                                --------------------           --------------------
                                                                    December 26                     December 26
                                                                --------------------           --------------------
                                                                  1994        1993                1994       1993
                                                                --------    --------           --------    --------
Net Sales                                                       $240,505    $172,351           $670,701    $476,486
Cost of sales                                                    170,912     119,939            476,703     331,994
                                                                --------    --------           --------    --------

Gross profit                                                      69,593      52,412            193,998     144,492
Selling, general, and administrative expenses                     39,894      33,914            112,828      89,695
                                                                --------    --------           --------    --------

Income from operations                                            29,699      18,498             81,170      54,797
Non-operating income                                               1,619       1,626              5,782       4,194
Interest expense                                                  (1,511)     (1,318)            (4,920)     (3,810)
Non-operating expense                                             (1,569)       (911)            (3,521)     (2,926)
                                                                --------    --------           --------    --------

Earnings before income taxes                                      28,238      17,895             78,511      52,255
Provision for income taxes                                        10,825       7,269             29,467      20,118
                                                                --------    --------           --------    --------

Earnings before cumulative effect of accounting change            17,413      10,626             49,044      32,137
Cumulative effect of change in accounting for income taxes             -           -                  -         899
                                                                --------    --------           --------    --------

Net earnings                                                    $ 17,413    $ 10,626           $ 49,044    $ 33,036
                                                                ========    ========           ========    ========
Earnings per share of common stock before
  cumulative effect of accounting change                           $0.57       $0.35              $1.61       $1.06
Cumulative effect per share of accounting change                       -           -                  -        0.03
                                                                --------    --------           --------    --------

Net earnings per share of common stock*                            $0.57       $0.35              $1.61       $1.09
                                                                ========    ========           ========    ========
Dividends per share                                                $0.13      $0.115              $0.39      $0.345
                                                                ========    ========           ========    ========
Average common shares and common share
  equivalents outstanding                                         30,563      30,539             30,546      30,436
                                                                ========    ========           ========    ========

(See accompanying notes to consolidated financial statements.)

*See EXHIBIT 11 for computation of earnings per share.

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Months Ended December 26, 1994 and 1993
                         (In thousands)
                           (Unaudited)
                                                         Nine Months Ended
                                                        --------------------
                                                             December 26
                                                        --------------------
                                                          1994        1993
                                                        --------------------
Net cash provided by operating activities               $ 48,421   $ 60,756


Cash flows from investing activities:
Expenditures for property, plant, and equipment
                                                         (23,135)   (22,233)
Acquisitions, net of cash acquired                             -    (11,302)
Investments in affiliates                                  1,500          -
Proceeds from dispositions of assets                         198         99
Other - net                                                  503      1,041
                                                        --------   --------

Net cash (used for) investing activities                 (20,934)   (32,395)
                                                        --------   --------
Cash flows from financing activities:
(Decrease)/increase in short-term debt - net              (8,987)     1,416
Additions to long-term debt                                  887     34,130
Reductions of long-term debt                             (11,479)   (43,009)
Issuance of common stock, including treasury stock         4,407      2,511
Purchase of treasury stock                                (4,885)    (3,277)
Cash dividends paid                                      (11,576)   (10,195)
                                                        --------   --------

Net cash (used for) financing activities                 (31,633)   (18,424)

Net (decrease)/increase in cash and cash equivalents      (4,146)     9,937
Cash and cash equivalents at beginning of period          38,523     33,583
                                                        --------   --------

Cash and cash equivalents at end of period              $ 34,377   $ 43,520
                                                        ========   ========

(See accompanying notes to consolidated financial statements)

                  MODINE MANUFACTURING COMPANY
                  ----------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

1. The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, Management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                       (In Thousands)
     ----------------------------------------------------------------
                                December 26, 1994      March 31, 1994
     ----------------------------------------------------------------

     Raw materials                  $  36,582            $  27,952
     Work in process                   30,022               32,066
     Finished goods                    48,586               44,305
                                    ---------            ---------
        Total inventories           $ 115,190            $ 104,323
                                    ---------            ---------

2.   Property, plant, and equipment is composed of:

                                                       (In Thousands)
     ----------------------------------------------------------------
                                December 26, 1994      March 31, 1994
     ----------------------------------------------------------------
     Gross, property, plant
       & equipment                  $ 369,338            $ 346,586
     Less accumulated
       depreciation                  (204,162)            (182,624)
                                    ---------            ---------
        Net property, plant
           & equipment              $ 165,176            $ 163,962
                                    ---------            ---------

3. On September 23, 1994, the Company sold its 36-percent interest in McQuay do Brasil to Drexton Finance S.A. in a cash transaction. The sale did not have a significant financial impact upon the Company. The Company had originally acquired its share in the joint venture in 1985 when it purchased the heat-transfer operations of McQuay, Inc.

4. On July 20, 1994, shareholders approved an increase in the number of authorized common and preferred shares of capital stock to 80,000,000 and 16,000,000, respectively. The par value of the common and preferred shares remains at $0.625 and $0.025, respectively. On January 18, 1995, the Board of Directors amended a shareholders rights agreement, commonly referred to as a "poison pill" defense for hostile takeovers, that was initiated in 1986 by extending the final expiration date of the rights from October 27, 1996, to October 27, 2006.

5. In the first nine months of fiscal 1995, the Company established additional reserves of $483,000 to cover potential environmental cleanup costs. Liabilities for environmental matters are recorded when assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

     Recent developments concerning legal proceedings reported in the Company's Form 10K Report for the year ended March 31, 1994 are updated in Part II Other Information, Item 1. Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's consolidated financial condition. All legal and court expenses associated with these cases continue to be expensed as incurred.

6. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1994 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 1994-95 are not necessarily indicative of the results to be expected for the full year.

7. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1993-94 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1994.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the Third Quarter of 1994-95 with the Third Quarter of 1993-94
- ----------------------------------------------------------------------------

Net sales for the third quarter of fiscal 1994-95 were a record $240.5 million, up 39.5% from the $172.4 million reported in the third quarter of last year. European acquisitions made in October 1993 and in December 1993 accounted for about 60% of the third quarter's sales gains. All major product categories grew substantially, with the greatest percentage increases in vehicular condensers and evaporators and in charge-air coolers. Sales to all of Modine's major markets grew, with car and truck markets having the biggest relative gains. Excluding revenues from the acquisitions, sales to the off-highway vehicle market showed the strongest growth rate.

Gross margin decreased 1.5%, as a percent of sales, over the third quarter of the previous year to 28.9% from 30.4%. The decrease is the result of a larger mix of lower gross margin sales by European companies acquired last year and a lag in recovering rising raw material costs.

Selling, general and administrative expenses declined 3.1% as a percent of sales over last year's third quarter. Overall, selling, general and administrative expenses were up 17.6%, but only 1.5% when excluding the period of time the European companies acquired in 1993 were not included in both quarters.

Average debt levels during the quarter were approximately $11 million higher than the third quarter a year ago leading to an increase in interest expense of 14.6% to $1.5 million. The higher debt levels were the result of acquired debt and borrowing relative to the acquisitions that occurred in 1993.

The effective tax rate declined 2.3% to 38.3%. Varying tax rates worldwide contributed to this change.

Net earnings for the third quarter were $17.4 million, or $.57 per share, up 63.9% from last year's $10.6 million, or $.35 per share.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Nine Months of 1994-95 with the First Nine
- ------------------------------------------------------------------
Months of 1993-94
- -----------------

Net sales for the first nine months of fiscal 1994-95 were a record $670.7 million, up 40.8% from the $476.5 million reported in the first nine months of last year. European acquisitions made in October 1993 and in December 1993 accounted for nearly 64 percent of the first nine months sales' gains. The acquisitions' largest influence continued to be in the passenger-car and the light-truck market followed by their effect on the medium/heavy truck and industrial markets. Shipments to all major markets and product lines continued to advance, even without the influence of the acquisitions.

Gross margin decreased 1.4%, as a percent of sales, over the first nine months of the previous year to 28.9% from 30.3%. The decrease is the result of a larger mix of lower gross margin sales by European companies acquired last year and a lag in recovering rising raw material costs.

Selling, general and administrative expenses declined 2.0%, as a percent of sales, over last year's first nine months. Overall, selling, general and administrative expenses were up 25.8%, but only 5.8% when excluding the period of time the European companies acquired in 1993 were not included in both nine month periods. The main factors contributing to the 5.8% increase were higher distribution and selling costs resulting from increased sales volume.

Average debt levels during the nine month period were approximately $12.1 million higher than the similar nine month period a year ago, resulting in a 29.1% increase in interest expense to $4.9 million. The higher debt levels are the result of acquired debt and borrowing relative to the acquisitions that occurred in 1993. Net non-operating income increased by $1.0 million, as the first quarter in the prior year included one-time charges to reduce the book value of assets not in use. Also affecting net non-operating income were improved joint venture earnings, gains recognized on transactions denominated in foreign currencies in the current year and lower royalty income as the result of Austria Warmetauscher GmbH becoming a wholly owned subsidiary in the prior year.

The effective tax rate, excluding accounting changes, declined by 1% to 37.5%.

Net earnings for the nine months were $49.0 million, or $1.61 per share, up 52.6% from last year's $32.1 million, or $1.06 per share, before an accounting change for taxes, and 48.5% more than the previous year's net earnings of $33.0 million, or $1.09 per share, after the accounting change.

Outlook for the Remainder of the Year
- -------------------------------------

Modine's business levels continued to be very strong during the third quarter and support the full year projection made in October of a 30- to 35-percent increase in sales and a 40- to 50-percent gain in net earnings.

                       FINANCIAL CONDITION
                       -------------------

Comparison between December 26, 1994 and March 31, 1994
- -------------------------------------------------------

Current Assets
- --------------

Cash and cash equivalents decreased by $4.1 million to a total of $34.4 million. Expenditures for property, plant and equipment, debt repayments, and dividend payments exceeded cash provided by operating activities.

Net trade receivables increased $29.9 million primarily from stronger sales volume.

Overall inventory levels increased by $10.9 million with the largest increases occurring in aftermarket and HVAC products. Increased sales volumes, rising material costs and an effort to meet higher order fulfillment rates in the automotive aftermarket were the major factors leading to the increase.

Deferred income taxes and other current assets increased $3.2 million.
A large portion of the increase occurred in foreign currency contracts used to hedge foreign denominated accounts receivable from customers overseas.

Working capital increased approximately 22% to $161.5 million from $131.9 million while the current ratio increased to 2.1 to 1 from 1.9 to 1. While a number of categories experienced changes, the largest item contributing to the overall increase was higher accounts receivable.

Property, Plant and Equipment
- -----------------------------

Net property, plant and equipment increased $1.2 million to $165.2 million as capital expenditures and foreign currency translations exceeded depreciation and retirements. Outstanding material commitments for capital expenditures were $9.7 million at December 26, 1994, compared to $5.8 million at March 31, 1994. Most of the commitments relate to plant expansions, tooling for new products, and process improvements. The outstanding commitments will be financed through internally generated cash.

Deferred Charges and Other Assets
- ---------------------------------

Deferred charges and other assets increased $2.8 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
- -------------------

Accounts payable and various accrued expenses increased $19.7 million. Normal timing differences, an increase in foreign currency contracts used to hedge foreign denominated accounts receivables and higher sales related accruals such as commissions, rebates, warranties and advertising accounted for the majority of the increase. Accrued income taxes decreased $2.8 million from timing differences in the payment of estimated tax liabilities.

Debt
- ----

Total debt declined $16.1 million to $83.1 million. Reductions in European operating debt and normally scheduled domestic repayments were partially offset by exchange rate fluctuations. Unused bank lines of credit increased by approximately $12.2 million to $29.9 million at December 26, 1994. The increase relates to expanded borrowing capacity for the Company's European operations.

Shareholders' Investment
- ------------------------

Total shareholders' investment increased by $42.1 million to a total of $293.8 million. The net increase resulted primarily from record net earnings of $49.0 million for the first nine months. Another item contributing to the change was the positive foreign currency translation impact of $3.2 million, as the value of the dollar declined. Dividends paid to shareholders of $11.6 million and other smaller changes to the capital accounts also contributed to the overall change.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as personal injury, property damage, or antitrust and trade regulation issues, are asserted against the Company. While the outcome of these proceedings is uncertain, in the opinion of the Company's management and counsel, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations. Many of the pending damage claims are covered by insurance and, in addition, the Company from time to time establishes reserves for uninsured liabilities.

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November, 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In July 1993, the ITC reversed an earlier ruling by a hearing officer and upheld, as valid and enforceable, the Company's 4,998,580 patent on parallel-flow air-conditioning condensers. The ITC also ruled that specific condensers from the two Japanese companies did not infringe the Company's patent. Each of the parties appealed to the U.S. Court of Appeals for the Federal Circuit the portion of the ITC opinion adverse to them. In July of 1994 Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor. In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. All legal and court costs associated with these cases have been expensed as they were incurred.

     The McHenry EPA Litigation
     --------------------------

In June 1991, the U.S. Department of Justice, acting at the request of the federal Environmental Protection Agency (EPA), filed suit against the Company in the U.S. District Court for the Northern District of Illinois. The complaint alleged violations of the federal Clean Water
Act at a manufacturing facility owned by the Company in McHenry, Illinois. The alleged violations consisted of effluent discharges in excess of permitted amounts and noncompliance with reporting and monitoring requirements. Settlement negotiations have resulted in an agreement whereby the company has paid a fine of $750,000 and agreed to change the effluent discharge system. Full reserves were established in fiscal 1993 for the fine and the $1,300,000 necessary for pond sludge removal. All legal and court costs associated with the case have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

Item 5.  Other Information.

As previously reported, in May of 1986, the Board of Directors authorized the Company to acquire up to 10% per year of the issued and outstanding shares of the common stock of the Company. Pursuant to this authorization, the Company purchases shares of its common stock from time to time as such shares become available on the open market or in private transactions for resale to the employee stock purchase plans and for other corporate purposes. Since December 31, 1993, the Company has purchased at market price a total of 286,055 shares, 117,779 shares of which were purchased during the fourth fiscal quarter of 1993-94, and 168,276 shares of which were purchased from April 1, 1994 through December 31, 1994. The Company currently has 624,553 shares (as of January 31, 1995) in its Treasury.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                      Page
- ----------------

     4(a) Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Exhibit contained in the Registrant's Form 10-K for the fiscal year ended March 31, 1992).

     4(b) The amount of long-term debt authorized under any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form 10-Q. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

     11*            Computation of per share earnings                15

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed no reports on Form 8-K for the quarterly period ended December 26, 1994.

Subsequent to the end of the quarter, the Company filed one report on Form 8-K regarding the Board of Directors January 18,
1995 amendment to the Rights Agreement between the Registrant and First Chicago Trust Company of New York. The final expiration date of the Rights was extended from October 27, 1996 to October 27, 2006. The date of the report is January 18, 1995. See also footnote 4 to the Notes to Consolidated Financial Statements herein.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              ----------------------------
                              (Registrant)


                              By: A. D. REID
                                 ------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial
                                    Officer (Principal Financial
                                    Officer)


Date:  February 6, 1995       By: W. E. PAVLICK
                                 ------------------------------
                                 W. E. Pavlick, Senior Vice
                                    President, General Counsel
                                    and Secretary

                                   EXHIBIT 11
                          MODINE MANUFACTURING COMPANY
                        COMPUTATION OF PER SHARE EARNINGS
                    (In thousands, except per share amounts)

                                                            Three months ended             Nine months ended
                                                          ---------------------         -----------------------
                                                                December 26                   December 26
                                                          ---------------------         -----------------------
                                                             1994        1993              1994        1993
                                                          ---------------------         -----------------------
Primary
- -------
     Weighted average shares outstanding                     29,702      29,574            29,672      29,548

     Share equivalents for period prior to
       exercise (options exercised)                              18           8                50          42

     Net shares issuable, assuming exercise
       of options using average market price
       and employing the treasury stock method.                 843         957               824         846
                                                           --------    --------          --------    --------

     Average common share and common
       share equivalents                                     30,563      30,539            30,546      30,436
                                                           ========    ========          ========    ========

     Net earnings for the period                           $ 17,413    $ 10,626          $ 49,044    $ 33,036
                                                           ========    ========          ========    ========

     Net earnings per share of common stock                   $0.57       $0.35             $1.61       $1.09
                                                           ========    ========          ========    ========

Fully Diluted
- -------------
     Weighted average shares outstanding                     29,702      29,574            29,672      29,548

     Share equivalents for period prior to
       exercise (options exercised)                              18           9                53          44

     Net shares issuable, assuming exercise
       of options using ending market price
       (unless antidilutive) and employing
       the treasury stock method                                844       1,021               824       1,021
                                                           --------    --------          --------    --------

     Average common share and common
       share equivalents                                     30,564      30,604            30,549      30,613
                                                           ========    ========          ========    ========

     Net earnings for the period                           $ 17,413    $ 10,626          $ 49,044    $ 33,036
                                                           ========    ========          ========    ========

     Net earnings per share of common stock                   $0.57       $0.35             $1.61       $1.08
                                                           ========    ========          ========    ========

