Form 10-K/A
period 1994-03-31
MODINE MANUFACTURING CO
filed 1995-02-21
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-K/A

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1994
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from         to
                                           -------    ------

                    Commission file number 1-1373
                                           ------


                MODINE MANUFACTURING COMPANY
- ----------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          WISCONSIN                               39-0482000
- ---------------------------------          --------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                    53403
- ---------------------------------------------          --------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code   (414) 636-1200
                                                     --------------


Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
- ------------------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 3 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X   No
              ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.             ___

Approximately 51% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $408,200,290 based on the market price of $27.00 per share on June 14, 1994. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common
Stock, $0.625 par value, was 29,644,175 at June 14, 1994.


DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                    Location in Form 10-K
- ---------------------                    ---------------------
Annual Report to Shareholders
    for the fiscal year ended
    March 31, 1994                       Part II of Form 10-K
                                         (Items 7, 8)

                                         Part IV of Form 10-K
                                         (Item 14)

1994 Definitive Proxy Statement
    dated June 10, 1994                  Part III of Form 10-K
                                         (Items 10, 11, 12, 13)

    The undersigned registrant hereby amends the following document contained within its Annual Report dated March 31, 1994 as set forth in the pages attached hereto:



                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
- -------  ----------------------------------------------------------------

(a)  The following documents are filed as part of
     this Report:
                                                         Page in
                                                      Annual Report*
                                                      -------------
  (1)                                             Financial Statements:

     Independent Auditors' Report                           29

     * Incorporated by reference from the
       indicated pages of the 1993-94
       Annual Report to Shareholders




The signature of Coopers & Lybrand, independent accountants, was inadvertently omitted from the previously filed EDGAR version of this document.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 20, 1995      Modine Manufacturing Company



                               A. D. REID
                               ------------------------------------
                               A. D. Reid, Vice President - Finance
                               and Chief Financial Officer

                               W. E. PAVLICK
                               ------------------------------------
                               W. E. Pavlick, Senior Vice
                               President, General Counsel
                               and Secretary

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
     Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statement of Modine Manufacturing Company and Subsidiaries has been incorporated by reference in this Form 10-K from the 1994 annual report to shareholders of Modine Manufacturing Company and Subsidiaries on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 18 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND

Coopers & Lybrand

Chicago, Illinois
May 2, 1994

February 20, 1995





Securities and Exchange Commission
Judiciary Plaza
450  Fifth Street
Washington, D.C.  20549

RE:  File No. 1-1373

Dear Sir or Madam:

Transmitted herewith is Form 10-K/A, amendment to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Three copies of this amendment have been sent to the National
Association of Securities Dealers, Inc.

Very truly yours,


DEAN R. ZAKOS
Dean R. Zakos
Associate General Counsel
  and Assistant Secretary

DRZ:ms

c:   National Association of Securities Dealers, Inc.