Form 10-K405
period 1995-03-31
MODINE MANUFACTURING CO
filed 1995-06-29
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1995
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from          to
                                           --------    --------

                    Commission file number 1-1373
                                           ------


                MODINE MANUFACTURING COMPANY
- --------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          WISCONSIN                                   39-0482000
- ---------------------------------                    -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                     53403
- ------------------------------------------           -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (414) 636-1200
                                                   ---------------

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
- -------------------------------------------------------------------------
                        (Title of Class)


         An Exhibit index appears at pages 20-25 herein.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No ____
               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          [ ]


Approximately 51% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $571,194,144 based on the market price of $37.75 per share on June 20, 1995. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common
Stock, $0.625 par value, was 29,668,570 at June 20, 1995.

DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                        Location in Form 10-K
- ---------------------                        ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 1995         Part I of Form 10-K
                                             (Item 1)

                                             Part II of Form 10-K
                                             (Items 7, 8)

                                             Part IV of Form 10-K
                                             (Item 14)

1995 Definitive Proxy Statement dated
    June 9, 1995                             Part III of Form 10-K
                                             (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------
            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 1995

                                                                  10-K Pages
                                                                  ----------
COVER

TABLE OF CONTENTS

PART I
- ------
     Item 1  -  Business
     -------------------
             General, Foreign and Domestic Operations,
             Competitive Position, Customer Dependence,
             Backlog of Orders, Raw Materials, Patents,
             Research and Development, Environmental
             Matters, Employees, Seasonal Nature of
             Business, Working Capital Items                           5

     Item 2  -  Properties                                            12
     ---------------------

     Item 3  -  Legal Proceedings                                     13
     ----------------------------

     Item 4  -  Submission of Matters To A Vote of Security
     ------------------------------------------------------
                Holders                                               14
                -------

PART II
- -------
     Item 5  -  Market for Registrant's Common Equity and
     ----------------------------------------------------
                Related Stockholder Matters                           15
                ---------------------------

     Item 6  -  Selected Financial Data                               16
     ----------------------------------

     Item 7  -  Management's Discussion and Analysis of
     --------------------------------------------------
                Financial Condition and Results of Operations         16
                ---------------------------------------------

     Item 8  -  Financial Statements & Supplementary Data             16
     ----------------------------------------------------

     Item 9  -  Changes in and Disagreements with Accountants
     --------------------------------------------------------
                on Accounting and Financial Disclosure                16
                --------------------------------------

                                                                  10-K Pages
                                                                  ----------
PART III
- --------
     Items 10 and 11  -  Directors and Executive Officers
     ----------------------------------------------------
                of the Registrant; Executive  Compensation            17
                ------------------------------------------

     Item 12 - Security Ownership of Certain Beneficial Owners
     ---------------------------------------------------------
               and Management                                         18
               --------------

     Item 13 - Certain Relationships and Related Transactions         18
     --------------------------------------------------------

PART IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules, and
     ------------------------------------------------------
               Reports on Form 8-K                                    19
               -------------------
     1)  Financial Statements
     2)  Financial Statement Schedules
     3)  Consent of Independent Accountants
     4)  Exhibit Index

SIGNATURES                                                            26
- ----------

                             PART I
                             ------

ITEM 1.    BUSINESS.
- ------     --------

General
- -------

Throughout this Report, the terms "Modine," "the Company" and/or "the Registrant" refer to Modine Manufacturing Company and consolidated subsidiaries.

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916.

Modine operates primarily in a single industry consisting of the manufacture and sale of heat transfer equipment. This includes heat exchangers for cooling all types of engines, transmissions, auxiliary hydraulic equipment, air conditioning components used in cars, trucks, farm and construction machinery and equipment, and heating and cooling equipment for residential and commercial building HVAC (heating, ventilating, air conditioning and refrigeration equipment). The principal markets consist of automobile, truck and bus manufacturers, farm implement manufacturers, heating and cooling equipment manufacturers, construction equipment manufacturers, construction contractors, wholesalers of plumbing and heating equipment, radiator repair shops, and wholesalers of auto repair parts. The Company distributes its products through Company salesmen, through independent manufacturer's representatives, independent warehouse distributors, and mass merchandisers. No industry segment information is required under Statement of Financial Accounting Standards Board, Number 14 "Financial Reporting for Segments of a Business Enterprise," since the Company operates predominantly in a single industry.

Within this industry, the Company manufactures various products as is demonstrated by the following table:

                                           Years ended March 31
                                   ------------------------------------
                                   1995    1994    1993    1992    1991
Radiators & Radiator Cores          42%     45%     45%     45%     51%
Oil Coolers                         16%     15%     13%     13%     13%
Vehicular Condensers
  & Evaporators                     14%     12%     12%     13%     10%
Charge Air Coolers                  12%     11%     10%      7%      6%
Building HVAC                        9%     11%     14%     15%     14%
Miscellaneous                        7%      6%      6%      7%      6%

A world trend has been consolidation to fewer but larger suppliers in the markets the Company serves. To serve its global markets, Modine has established manufacturing operations in North America, Europe, and Asia/Pacific. The Company's significant international operations are located in the following countries:

North America
- --------------

The Company maintains a Canadian subsidiary, Modine of Canada, Ltd., an Ontario company, which manufactures cores for the automotive aftermarket, and which owns 100% of The Radman Corporation, Inc., a Canadian federal company which licenses certain trademarks to automotive radiator repair shops.

In May, 1995, the Company purchased its joint venture partner's 57% interest in Radinam S.A., a Mexican producer of radiators and other automotive components for original equipment manufacturers and the automotive aftermarket. Radinam's manufacturing facilities are located in Mexico City.

South America
- -------------

During the past fiscal year, the Company sold its 36% joint venture interest in McQuay do Brasil Industria e Comercio Ltda., a Brazilian manufacturer of condensers and evaporators for the Brazilian automotive market and miscellaneous refrigeration products.

Europe
- ------

The Company operates a subsidiary, NRF Holding B.V., a Dutch company. NRF produces replacement radiator cores, sheet metal radiators, and industrial and marine heat exchangers. NRF also owns subsidiaries that export products and distribute products throughout Europe.

The Company operates a subsidiary, Modine GmbH, based in Neuenkirchen, Germany, which manufactures copper/brass sheet metal radiators for the European industrial and agricultural markets.

In May, 1995 the Company, through its subsidiary NRF Holding B.V., acquired Radiadores Montana S. A., a Spanish manufacturer and distributor of radiators, radiator cores, oil coolers, heaters, and air conditioning condensers and evaporators for the automotive aftermarket and for industrial applications.

In the third quarter of fiscal 1993-94, the Company acquired, through Modine GmbH, the entire equity interest in Heinrich Langerer & Reich GmbH & Co. ("L&R") and certain specified liabilities. The acquisition includes plant, equipment, and certain real property located in Pleizhausen, Germany, and the equipment and leasehold interest in certain real property located in Filderstadt-Bernhausen, Germany. The acquisition also includes the equity interest held by Langerer & Reich in Hungaro Langerer Gepjarmutechnikai Kft., a Hungarian company. The Filderstadt-Bernhausen operation manufactures non-ferrous metal and aluminum heat exchangers for the truck, bus, and industrial markets and also includes research and development and administrative facilities. The Pleizhausen operation manufactures aluminum heat exchangers for the passenger car market.

In the fiscal 1994-95, an unoccupied NRF facility located in Uden, The Netherlands was converted to allow production of aluminum vacuum brazed products beginning in the fall of 1994. Modine Uden B.V. operates as part of the L&R Automotive business group.

In the fourth quarter of fiscal 1993-94, the Company acquired its partner's (Austria Metall AG) 50-percent ownership in the joint venture company Austria Warmetauscher GmbH ("AWG"). The AWG facility, located in Berndorf, Austria, manufactures aluminum air-conditioning condensers and oil coolers for a number of European auto makers.

The European operations have been reorganized into three business groups and two support groups.

The three business groups are: (1) L & R Automobiltechnik, an automotive business unit. It includes the L&R plant in Pleizhausen, Germany; AWG in Austria; and a new plant location in Uden, The Netherlands; (2) L & R Heavy Duty business unit which includes the operations in Neuenkirchen and the L&R facilities in Bernhausen, Germany, and in Mezokovesd, Hungary; and (3) an aftermarket business unit that operates under the aegis of the automotive business unit. It includes NRF Holding BV.

The two support groups are: (1) a European central research group, that is similar to Modine's Research and Development Department in Racine, Wisconsin; and (2) a European central administration unit, that includes the functions of MIS (Management Information Services); purchasing; quality and environment; and the accounting functions of controlling, cost accounting, and financial accounting.

The European operations are organized similarly to the way the Company is organized in the United States, which allows Modine to be able to better serve its markets in Europe with manufacturing in Europe.

The Company maintains sales subsidiaries and/or offices in Austria, England, France, Italy, Germany, and The Netherlands.

The Company also maintains stocks of goods in bulk warehouses in Birmingham, England; Rotterdam, The Netherlands; and Bremen, Germany as reserve inventory for certain European customers.

Asia/Pacific
- ------------

The Company participates (50% interest) in a joint venture with Nippon Light Metal, Ltd., a Japanese company. The joint venture company, Nikkei Heat Exchanger Company, Ltd., produces automotive heat exchangers for sale to original equipment manufacturers in the Japanese market.

The Company established a sales subsidiary in Japan, Modine Asia K.K., in February, 1995.

Exports
- -------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 13.8%, 14.3% and 14.0% for fiscal years ended in 1995, 1994 and 1993, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 13.8%, 14.3% and 14.0% for fiscal years ended in 1995, 1994 and 1993, respectively. Royalties from foreign licensees as a percentage of total earnings were 1.0%, 2.1% and 5.4% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
- -------------------------------

Financial information relating to the Company's foreign and domestic operations, including export sales, is included in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference at Note 19 on Page 27 therein.

Events Subsequent to the End of the Quarter
- -------------------------------------------

On April 24, 1995, The Equion Corporation and Modine announced a letter of intent for Modine to purchase all of the business and assets of the Signet Systems Division of Equion. The cash transaction is subject to a definitive agreement and the approval of the boards of directors of both companies. Signet is a full-service supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets both in North America and Europe. Annualized sales are approaching $90 million. Signet has a manufacturing plant in Harrodsburg, KY. The acquisition is expected to close by the end of July.

On May 3, 1995, National Tube Holding Company, Inc., of Birmingham, Alabama, and Modine announced a letter of intent for the acquisition of Modine's copper tubing manufacturing business and assets located in Dowagiac, Michigan, by National Tube. The purchase is subject to the approval of the boards of directors of both companies and the working out of a definitive agreement.
The acquisition is expected to close by the end of August.

Competitive Position
- --------------------

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing divisions of some of its major customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the United States, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to better compete with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world which enjoy economic advantages such as lower labor costs, lower health care costs, and other factors.

Customer Dependence
- -------------------

Ten customers accounted for approximately 34.8% of the Company's sales in the fiscal year ended March 31, 1995. These customers, listed alphabetically, were: American Honda Motor Co., Inc., BMW, Caterpillar Company, Chrysler Motor Corporation, Fiat, Ford Motor Company, MAN Truck, Navistar, Paccar, Inc., and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them.
When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
- -----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as copper, brass and aluminum and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity is capable of handling the sales volumes expected in fiscal 1995-1996.

Raw Materials
- -------------

Copper, brass, aluminum, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials through the end of fiscal year 1996 will be adequate.

Patents
- -------

The Company, and certain of its wholly-owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. See also Item 3 - Legal Proceedings.

Research and Development
- ------------------------

Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 1994-95 amounted to $10,907,000; in fiscal 1993-94 amounted to $9,509,000; and in fiscal 1992-93 amounted to approximately $8,653,000. There were no significant expenditures on research activities which were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and system designs.

Environmental Matters
- ---------------------

It is Modine's policy to comply with all environmental laws and regulations without regard to the degree of enforcement. In addition, the Company analyzes its business decisions, operations and processes to find ways to eliminate or curtail pollution. Consistent with this philosophy, the Company amended its corporate environmental policy in 1991 to include a waste minimization program. This program established a corporate-wide goal of a 65% reduction in waste by the end of 1995. The Company has achieved reductions of nearly 60% through calendar year 1994. Although environmental compliance costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

In addition to the various federal, state and local environmental laws and regulations governing its operations and products, the Company (as well as its competitors) is required to incur expenses for remedial actions at various facilities and waste disposal sites. An obligation to take such action may result from current laws, such as the federal Superfund law, or the issuance of new regulations, or as the result of accidental leaks or spills in the ordinary course of business. In addition, an obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigatory and/or remedial work to ensure sufficient protection to the environment.

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of five hazardous waste sites. Under the federal Superfund law, joint and several liability is imposed on all owners, operators and generators involved at the designated sites. However, because of Modine's extremely limited involvement as a generator of hazardous waste, it is unlikely Modine would be required to make a material financial contribution for remediation. At two of these sites, no evidence exists to establish that Modine ever disposed of its hazardous wastes there; at the remaining three sites, Modine's involvement is as a de minimis PRP (potentially responsible
                                    ----------
party), having less than a one percent share of the wastes disposed.

Five of the Company's manufacturing facilities currently have been identified as requiring soil and/or water remediation. Because of the joint and several liability of former landowners, contractual obligations, and certain state programs that provide for partial reimbursement of certain remediation costs, it is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

The 1990 amendments to the Clean Air Act require a significant increase in capital equipment expenditures over the next decade. For the fiscal year ending March 31, 1995 capital expenditures and expenses were $1,918,500. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. The expenditures relate mostly to air and water quality projects and site clean-up activities at the Company's facilities.

In fiscal 1995-96 approximately $2,000,000 may be invested in air and water pollution control equipment, process changes, underground tank modifications and hazardous waste minimization equipment and programs in order to comply with existing and new federal, state and local environmental laws and regulations. Operating expenses of some facilities may be increased because of such equipment but the competitive position of the Company is not expected to change materially.

Employees
- ---------

The number of persons employed by the Company at March 31, 1995, was approximately 7,600.

Seasonal Nature of Business
- ---------------------------

In recent years the Company's business has become more continuous and less seasonal. However, a degree of seasonality may still be experienced since the Aftermarket, Commercial Products, and Heating Divisions are affected by weather patterns, constructions starts, and other factors. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail for the past five years illustrates the degree of fluctuation:

Fiscal Year                                                         Fiscal
  Ended              First       Second      Third       Fourth      Year
 March 31           Quarter     Quarter     Quarter     Quarter      Total
- -----------         -------     -------     -------     -------     ------
                                ($ In Thousands)

 1995               $208,436   $221,760   $240,505     $242,309    $913,010
 1994                147,171    156,964    172,351      193,067     669,553
 1993                133,817    144,603    146,591      145,828     570,839
 1992                125,879    132,702    130,805      137,194     526,580
 1991                114,351    118,608    126,483      122,540     481,982

Five-year           $145,931   $154,927   $163,347     $168,188    $632,393
average

Percent of             23%        24%        26%          27%        100%
Year

Working Capital Items
- ---------------------

The Company's products for the original equipment market are manufactured on an as ordered basis. Therefore, large inventories of such products are not necessary, nor is the amount of products returned significant. In the HVAC and aftermarket areas, due to the distribution systems and seasonal sales programs, varying levels of finished goods inventory are necessary. This inventory is spread throughout the distribution systems. In these areas, in general, the industry and the Company make use of extended terms of payment for customers on a limited and/or seasonal basis.


ITEM 2.  PROPERTIES.
- ------   ----------

The Company's general offices, along with laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Almost all of the Company's manufacturing and larger distribution centers are owned outright. A few manufacturing facilities and numerous regional sales and service centers, distribution centers and offices are occupied under various lease arrangements.

The Company's facilities, on a geographic basis, are as follows:

      Type of             North                   Asia/
      Facility            America     Europe      Pacific    Total
      --------            -------     ------      -------    -----

      Manufacturing        20           8                     28
      Distribution          4           1                      5
      Sales & Service
        Centers/Offices    13          15           1         29
      Joint Ventures                                1          1
                           --          --           -         --
      Total                37          24           2         63


Total square footage of the 63 facilities is approximately 6,250,100 square feet.

The Company currently uses its facilities for the purposes as noted above.

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used, and their productive capacity is, from time to time, adjusted and expanded as necessitated by product market considerations and customer growth.

ITEM 3.  LEGAL PROCEEDINGS.
- ------   -----------------

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November, 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In July, 1993, the ITC reversed an earlier ruling by a hearing officer and upheld, as valid and enforceable, the Company's 4,998,580 patent on parallel-flow air-conditioning condensers. The ITC also ruled that specific condensers from the two Japanese companies did not infringe the Company's patent. Each of the parties appealed to the U.S. Court of Appeals for the Federal Circuit the portion of the ITC opinion adverse to them. In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. All legal and court costs associated with these cases have been expensed as they were incurred.


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

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------   ---------------------------------------------------

Omitted as not applicable.

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- ------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue.
The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1994-95 and 1993-94. As of April 1, 1995, shareholders of record numbered approximately 4,046; it is estimated that beneficial owners numbered at least 12,000.

                     1994-95*                          1993-94*
- ---------------------------------------------------------------------------

Quarter        High    Low    Dividends       High    Low     Dividends

First        $30.00   $23.75   $.13         $22.75   $19.50    $.115
Second        29.00    24.75    .13          23.75    19.75     .115
Third         31.25    25.25    .13          30.25    22.50     .115
Fourth        34.75    27.00    .13          31.25    24.75     .115
                               ----                            -----
   TOTAL                       $.52                            $.460
- ---------------------------------------------------------------------------

* Adjusted for stock splits and stock dividends.

Certain of the Company's loan agreements limit the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $100,393,000 was available for these purposes at March 31, 1995. (These restricted payments may not exceed $30,000,000 in any fiscal year.) In October 1986, the Company adopted a shareholder rights plan and issued one right for each share of common stock. The rights are not currently exercisable but will become exercisable 10 days after a shareholder has acquired 20 percent or more, or commenced a tender or exchange offer for 30 percent or more, of the Company's common stock.
Each right will initially entitle the holder to purchase a unit of 1/100 Preferred Series A Participating Stock at $21.25 per unit. However, in the event of certain mergers, sales of assets, or self-dealing transactions involving a 20 percent or more shareholder, each right not owned by such 20 percent or more shareholder will be modified so that it will then be exercisable for common stock having a market value of twice the exercise price of the right. The rights are redeemable in whole by the Company, at a price of $.0125 per right, at any time before 20 percent or more of the Company's common stock has been acquired. On January 18, 1995, the Board of Directors of the Company authorized the amendment of the Rights Agreement by extending the final expiration date of the Rights from October 27, 1996 to October 27, 2006. Accordingly, the Rights expire on October 27, 2006, unless previously redeemed.

ITEM 6.  SELECTED FINANCIAL DATA.
- ------   -----------------------

                                        Fiscal Year ended March 31
                        -----------------------------------------------------
                           1995      1994         1993        1992      1991

Sales (in thousands)    $913,010  $669,553     $570,839    $526,580  $481,982
Net earnings (in
  thousands)              68,442    43,990***    19,987**    28,019    30,472
Total assets (in
  thousands)             590,187   509,981      405,187     383,475   398,248
Long-term debt (in
  thousands)              62,220    77,646       52,350      74,295    88,071
Dividends per share*         .52       .46          .42         .38       .34
Net earnings per share*     2.24      1.44***       .66**       .93      1.02

*  Adjusted for stock splits and stock dividends.
** Includes recognition of an accounting change from the adoption of FAS 106, resulting in a one-time after-tax expense of $13,700,000, or $.46 per share.
***Includes recognition of an accounting change from the adoption of FAS 109, resulting in a one-time after-tax benefit of $899,000, or $.03 per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

Certain information required hereunder is incorporated by reference from the Company's 1994-95 Annual Report to Shareholders, pages 4, 7, 8, 11, 12, 14, 15, 16, and 18, attached as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ------   -------------------------------------------

The report of Coopers & Lybrand dated May 1, 1995, the Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, and Notes to Consolidated Financial Statements, appearing on pages 15, 17, 19, 20, and 21-29 of the Company's 1994-95 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 1994-95 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

There were no disagreements on accounting or financial disclosures between the Company and its auditors.

                            PART III

ITEMS 10 and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
- ---------------    ---------------------------------------------------
                   EXECUTIVE COMPENSATION.
                   ----------------------

The information about directors and executive officers and executive compensation on pages 2 - 4 and pages 8, 9, 12, and 13, of the Company's definitive Proxy Statement dated June 9, 1995 under the headings "Election of Directors", "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 10 - 12.

                Executive Officers of Registrant

                                                                      Officer
   Name              Age              Position                         Since
   ----              ---              --------                        ------

R. T. Savage          56     President and Chief Executive Officer      1981
D. R. Johnson         53     Executive Vice President, Operations       1988
W. E. Pavlick         61     Senior Vice President, General Counsel
                               and Secretary                            1979
V. S. Frangopoulos    59     Group Vice President, Off-Highway
                               Products                                 1981
M. G. Baker           55     Group Vice President, Distributed
                               Products                                 1987
L. D. Howard          51     Vice President and General Manager,
                               Modine Europe                            1991
D. B. Rayburn         47     Group Vice President, Highway Products     1991
J. R. Dougall         59     Vice President and General Manager,
                               Heating Division                         1985
J. H. Firestone       57     Vice President, Quality & Environment      1990
J. J. Hankey          45     Vice President and General Manager,
                               Commercial Products Division             1992
R. L. Hetrick         53     Vice President, Human Resources            1989
R. W. Possehl         50     Vice President, Administration             1985
A. D. Reid            53     Vice President, Finance and Chief
                               Financial Officer                        1985
Z. P. Saperstein      64     Vice President, Technical Services         1983
R. S. Bullmore        45     Corporate Controller                       1983
R. M. Gunnerson       46     Treasurer                                  1977
D. R. Zakos           41     Associate General Counsel and
                               Assistant Secretary                      1985

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except D. B. Rayburn and J. J. Hankey. Mr. Rayburn joined the Company on February 18, 1991. Mr. Rayburn was Director of Manufacturing for the Off-Highway Product and Drive Line Division of Rockwell International Corporation, a manufacturer of military aircraft and aerospace products, components for heavy duty highway and off-highway vehicles and automobiles, high speed printing presses and controllers for factory automation. Mr. Hankey joined the Company on October 18, 1990 at the time of Modine's acquisition of the Heat Transfer Division of Sundstrand Corporation. Mr. Hankey was Controller of the Heat Transfer Division, which produces refrigeration and air conditioning coils, secondary heat exchangers for high-efficiency residential furnaces, extruded copper tubing, and complex copper and aluminum tubular components. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. Mr. Savage and Mr. Pavlick have employment agreements with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------  --------------------------------------------------------------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 9, 1995 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------  ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated June 9, 1995 on page 14 under the heading "Transactions" attached to this report.

                              PART IV
                              -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
         FORM 8-K.
         --------

(a)The following documents are filed as part of this Report:

                                                                  Page in
                                                               Annual Report*
                                                               -------------

   (1)Financial Statements:

      Consolidated Statements of Earnings for the years ended
         March 31, 1995, 1994, and 1993                               15

      Consolidated Balance Sheets at March 31, 1995 and 1994          17

      Consolidated Statements of Cash Flows for the years
         ended March 31, 1995, 1994, and 1993                         19

      Consolidated Statements of Shareholders' Investment
         for the years ended March 31, 1995, 1994,
         and 1993                                                     20

      Notes to Consolidated Financial Statements                    21 - 28

      Independent Auditors' Report                                    29

      * Incorporated by reference from the indicated pages of the 1994-95 Annual Report to Shareholders

                                                                  Page in
                                                                 Form 10-K
                                                                 ---------
   (2)Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement
         Schedules for the three years ended March 31, 1995           28

      Schedule II - Valuation and Qualifying Accounts for the
         years ended March 31, 1995, 1994 and 1993                   113

   (3)Consent of Independent Accountants                              95

   (4)Exhibit Index                                                   20

(b)All other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Reference Number
per Item 601 of
Regulation S-K                                                        Page
- ----------------                                                      ----

     2            Not applicable.

  3(a)            Restated Articles of Incorporation (as amended)
                  (filed by reference to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended
                  March 31, 1994).

  3(b)            Restated By-Laws (as amended) (filed by
                  reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1994).

  4(a) Specimen Uniform Denomination Stock Certificate of the Registrant (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993).

  4(b) Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                  March 31, 1992).

  4(b)(i) Rights Agreement Amendment No. 1 dated as of January 18, 1995 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the exhibit contained within the Registrant's Current Report on Form 8-K dated January 13, 1995.)

  4(b)(ii) Rights Agreement Amendment No. 2 dated as of January 18, 1995 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the exhibit contained within the Registrant's Current Report on Form 8-K dated January 13, 1995.)

       NOTE:  The amount of long-term debt authorized under any
       ----
       instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form 10-K. The Registrant agrees to furnish copies of such instruments to the Commission upon request.



     9            Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                        Page
- ----------------                                                      ----

 10(a) Director Emeritus Retirement Plan (effective April 1, 1992) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

 10(b) 1978 Incentive Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                  1993).

 10(c) Employment agreements between the Registrant and R. T. Savage and W. E. Pavlick (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                  1992).

 10(d) 1985 Incentive Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                  1992).

 10(e) 1985 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 10(f) Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

*10(g)            Executive Supplemental Retirement Plan
                  (as amended).                                        29

 10(h)            1989 Stock Award Plan [a part of the 1985
                  Incentive Stock Plan].

                  Note:  The 1989 Plan is not materially
                  ----
                  different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(i)            Modine Manufacturing Company Executive
                  Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                  1994).

 10(j)            Director Emeritus Agreements between the
                  Registrant and Neal D. Crane and Bernard H.
                  Regenburg (filed by reference to the Registrant's

Reference Number
per Item 601 of
Regulation S-K                                                        Page
- ----------------                                                      ----

                  Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

 10(k) Trust agreement relating to Two Million Dollar split life insurance policy by and among the Registrant, E. E. Richter and his spouse, and Marshall & Ilsley Trust Company as Trustee (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

 10(l)            1990 Stock Award Plan [a part of the 1985
                  Incentive Stock Plan].

                  Note:  The 1990 Plan is not materially different
                  ----
                  from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(m)           1991 Stock Award Plan [a part of the 1985
                 Incentive Stock Plan].

                 Note:  The 1991 Plan is not materially different
                 ----
                 from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(n)           Consulting Agreement between the Registrant and
                 E. E. Richter (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

 10(o)           1992 Stock Award Plan [a part of the 1985
                 Incentive Stock Plan].

                 Note:  The 1992 Plan is not materially different
                 ----
                 from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(p)           1993 Stock Award Plan [a part of the 1985
                 Incentive Stock Plan].

                 Note:  The 1993 Plan is not materially different
                 ----
                 from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(q)           1994 Stock Award Plan [a part of the 1985
                 Incentive Stock Plan].

Reference Number
per Item 601 of
Regulation S-K                                                        Page
- ----------------                                                      ----

                 Note: The 1994 Plan is not materially different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

 10(r) 1994 Incentive Compensation Plan (filed by reference to the exhibit contained within the Registrant's 1994 Proxy Statement dated
                 June 10, 1994).

 10(s)           1994 Stock Option Plan for Non-Employee
                 Directors (filed by reference to the exhibit contained within the Registrant's 1994 Proxy
                 Statement dated June 10, 1994).

*10(t)           1994 Stock Award Plan [a part of the 1994
                 Incentive Compensation Plan].                         34

*10(u)           1995 Stock Option Agreements (incentive and
                 non-qualified) [a part of the 1994
                 Incentive Compensation Plan].                         39

*10(v)           1995 Stock Option Agreement [a part of the
                 1994 Stock Option Plan for Non-Employee
                 Directors].                                           50

   *11           Statement re: computation of per share earnings.      56

    12           Not applicable.

   *13           1994-95 Annual Report to Shareholders.  Except
                 for the portions of the Report expressly
                 incorporated by reference, the Report is
                 furnished solely for the information of the
                 Commission and is not deemed "filed" as a
                 part hereof.                                          57

    16           Not applicable.

    18           Not applicable.

   *21           List of subsidiaries of the Registrant.               93

    22           Not applicable.

   *23           Consent of independent certified public
                 accountants.                                          95

    24           Not applicable.

   *27           Financial Data Schedule                               96

    28           Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                        Page
- ----------------                                                      ----

   *99           Definitive Proxy Statement of the Registrant
                 dated June 9, 1995.  Except for the portions
                 of the Proxy Statement expressly incorporated
                 by reference, the Proxy Statement is furnished
                 solely for the information of the Commission
                 and is not deemed "filed" as a part hereof.           97

  None           Appendix (filed pursuant to Item 304 of
                 Regulation S-T).                                     114

         Note:  All Exhibits filed herewith are current to
         -----
         the end of the reporting period of the Form 10-K
         (unless otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
- ---------------------------

A Current Report on Form 8-K, dated January 18, 1995, was filed by the Company on January 23, 1995. This report announced the amendment of the Rights Agreement (regarding certain Preferred Share Purchase Rights authorized as of October 15, 1986) by extending the final expiration of the Rights from October 27, 1996 to October 27, 2006.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 21, 1995        By: R. T. SAVAGE
                               --------------------------------
                                R. T. Savage, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

E. E. RICHTER                                   June 21, 1995
- -------------------------------------           -------------
E. E. Richter, Chairman and Director            Date

R. T. SAVAGE                                    June 21, 1995
- -------------------------------------           -------------
R. T. Savage, President, Chief                     Date
Executive Officer and Director

A. D. REID                                      June 21, 1995
- -------------------------------------           -------------
A. D. Reid, Vice President and                     Date
Chief Financial Officer

W. E. PAVLICK                                   June 21, 1995
- -------------------------------------           -------------
W. E. Pavlick, Senior Vice President,              Date
General Counsel and Secretary

R. J. DOYLE                                     June 21, 1995
- -------------------------------------           -------------
R. J. Doyle, Director                           Date

T. J. GUENDEL                                   June 21, 1995
- -------------------------------------           -------------
T. J. Guendel, Director                         Date

F. W. JONES                                     June 21, 1995
- -------------------------------------           -------------
F. W. Jones, Director                           Date

D. J. KUESTER                                   June 21, 1995
- -------------------------------------           -------------
D. J. Kuester, Director                         Date

V. L. MARTIN                                    June 21, 1995
- -------------------------------------           -------------
V. L. Martin, Director                          Date

G. L. NEALE                                     June 21, 1995
- -------------------------------------           -------------
G. L. Neale, Director                           Date

S. W. TISDALE                                   June 21, 1995
- -------------------------------------           -------------
S. W. Tisdale, Director                         Date

M. T. YONKER                                    June 21, 1995
- -------------------------------------           -------------
M. T. Yonker, Director                          Date

Coopers
& Lybrand

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statements of Modine Manufacturing Company and Subsidiaries has been incorporated by reference in this Form 10-K from the 1995 annual report to shareholders of Modine Manufacturing Company and Subsidiaries on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND LLP

COOPERS & LYBRAND LLP

Chicago, Illinois
May 1, 1995

                          EXHIBIT 10(g)

                  MODINE MANUFACTURING COMPANY

             EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

                             PURPOSE
                             -------

Modine Manufacturing Company (hereinafter called the "Company") has adopted the MODINE PENSION AND DISABILITY PLAN FOR SALARIED EMPLOYEES (hereinafter called the "Pension Plan"), and executed a Trust Agreement to provide retirement benefits for its employees. The Pension Plan and Trust is intended to meet requirements of
Section 401(a) and 501(a) of the Internal Revenue Code of 1954, as amended.

The Pension Plan contains provisions placing limitations on the maximum benefit which may be paid to a Participant in the Pension
Plan in accordance with Sections 401(a)(17) and 415 of the Internal Revenue Code.

By resolution of November 14, 1979, the Board of Directors of the Company determined that the maximum benefit limitations in the Internal Revenue Code adversely affected the pension benefits of eligible employees. It therefore authorized the payment of supplemental retirement benefits of such employees impacted by these maximum benefit limitations.

As a formal expression on the intent of said resolution of the Board of Directors, the Company hereby establishes an "Executive Supplemental Retirement Plan" within the meaning of Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA for a select group of highly compensated employees, to be effective for any eligible employee who terminates employment on or after November 14, 1979, (hereinafter called the "Plan").

                            ARTICLE I
                  DEFINITIONS AND CONSTRUCTIONS
                  -----------------------------

Section 1.1  Definitions:  Except as specified below or elsewhere
- -----------  -----------
in this Plan, the definitions of words and phrases appearing in this Plan shall have the meanings as set forth in the Pension Plan. Where the following words and phrases appear in this Plan, they shall have the respective meanings herein set forth, unless the context clearly indicates to the contrary:

        (a)  Code:  The Internal Revenue Code as now in effect
             ----
             or hereafter amended.

        (b)  Committee:  The Plan Administrator consisting of
             ---------
             at least three officers of the Company who are appointed by the Officer Nomination and Compensation Committee of the Company, but who are not members of the Officer Nomination and Compensation Committee.

        (c)  Effective Date:  November 14, 1979, the date on
             --------------
             which the provisions of this Plan became effective.

Section 1.2:  Except when otherwise indicated by the context,
- -----------
words in a masculine gender shall include the feminine and neuter gender; the plural shall include the singular and the singular shall include the plural.

Section 1.3:  Employment Rights:  Establishment of the Plan shall
- -----------   -----------------
not be construed to give any employee the right to be retained by the Company or to any benefits not specifically provided by the Plan.

Section 1.4:  Severability:  In the event any provision of the
- -----------   ------------
Plan shall be held invalid or illegal for any reason, any illegality or invalidity shall not affect the remaining part of the Plan, but the Plan shall be construed and enforced as if the illegal or invalid provisions had never been inserted, and the Company shall have the privilege and opportunity to correct and remedy such questions of illegality or invalidity by amendment as provided in the Plan.

Section 1.5.  Applicable Law:  This Plan is fully exempt from Titles II,
- -----------   --------------
III, and IV of ERISA. The Plan shall be governed and construed in accordance with Title I of ERISA and the laws of the State of Wisconsin.

                           ARTICLE II
                  PARTICIPATION AND ELIGIBILITY
                  -----------------------------

Section 2.1  Participation:  A Participant in the Pension Plan
- -----------  -------------
shall become a Participant in this Plan when any benefits payable under the Pension Plan are reduced on account of the limitations in Code Section 415 or Code Section 401(a)(17).

Section 2.2  Other Retirement Benefits:  Section 2.1 shall not
- -----------  -------------------------
preclude any Employee who has entered into an agreement with the Company in which is provided other supplemental retirement benefits from participating in this plan and receiving such other supplemental retirement benefits; provided, however, that such Employee shall not receive the same benefit twice.

                           ARTICLE III
               AMOUNT AND FORM OF BENEFIT PAYMENTS
               -----------------------------------

Section 3.1  Amount of Benefits:  Benefits payable under the Plan
- -----------  ------------------
shall be equal to:

        (a)  The amount of benefits payable under the Pension
             Plan if the limitations in Code Section 415 and 401(a)(17) were not applied, less

        (b)  The amount of benefits payable under the Pension Plan.

Section 3.2  Form of Benefit Payments:  A Participant may elect
- -----------  ------------------------
the same manner of payment and optional benefits as are provided in ARTICLE V of the Pension Plan, with the following exceptions:

        (a) There is no joint and survivor pension payable to the spouse of any married Participant who dies before retiring from or otherwise leaving employment with the Company.

        (b) The monthly benefit to a Participant under the Plan shall be a monthly benefit only for the life of the Participant unless the Participant, prior to his retirement (as defined in the Pension Plan) elects one of the other optional Forms of Benefit as provided by the Pension Plan. An election of one optional form of benefit under the Pension Plan does not affect the right of the Participant to elect a different form of optional benefit under this Plan.

        (c) Election of an optional form of benefit and designation of a surviving beneficiary shall be done in accordance with the rules set forth in the Pension
             Plan, except that any such election by a married
             Participant shall not require the written consent of his spouse.

        (d) A Participant who is eligible to elect a lump-sum payment under the Pension Plan, may elect to have a lump-sum payment under this Plan.

        (e) Benefits under this Plan shall commence or be paid at a time to be determined by the Committee, but not earlier than the Date of Determination under the Pension Plan and not later than twelve months after the Participant has terminated his employment with the Company.

        (f) If the commencement of benefit payments or a lump-sum payment under this Plan occurs later than the commencement of benefit payments or a lump-sum payment under the Pension Plan, the amount of benefits under this Plan shall be calculated in accordance with
             Section 3.1 based upon the pension benefit as of the date of commencement of benefit payments or the lump-sum payment under this Plan (but not later than age 65).

Section 3.3  Forfeiture of Benefits:  Neither a Participant nor
- -----------  ----------------------
his beneficiary shall have any right to a benefit under this Plan if the Committee or the Company determines that the Participant engaged in a willful, deliberate, or gross act of commission or omission which is injurious to the finances or reputation of the Company.

                           ARTICLE IV
                       GENERAL PROVISIONS
                       ------------------

Section 4.1  Plan Financing:  All benefits paid under this Plan
- -----------  --------------
shall be paid from the general assets of the Company. Such amounts shall be reflected on the accounting records of the Company but shall not be construed to create or require the creation of a trust, custodial, or escrow account. No Employee or Participant shall have any right, title or interest whatever in or to any investment reserves, accounts, or funds that the Company may purchase, establish, or accumulate to aid in providing benefits under this Plan. Nothing contained in this Plan, and no action taken pursuant to its provisions, shall create a trust or fiduciary relationship of any kind between the Company and the Employee or any other person. Neither an Employee or any beneficiary of an Employee shall acquire any interest greater than that of an unsecured creditor.

Section 4.2  Administration:  This plan shall be administered by
- -----------  --------------
the Committee. The Committee shall have, to the extent appropriate, the same powers, rights, duties and obligations with respect to this Plan as it would have if it were charged with the duties of the Board of Administration under the Pension Plan.

Section 4.3  Amendment and Termination:  The Company reserves the
- -----------  -------------------------
right to amend this Plan from time to time and reserves the right to terminate the Plan at any time, but any such amendment or termination shall not have the effect of reducing or eliminating any monthly benefit payable or accrued but not yet payable under the terms of this Plan as of the date of the amendment or termination.

Section 4.4  Action by the Company:  Any action required of or
- -----------  ---------------------
permitted by the Company under this Plan shall be by resolution of the Officers Nomination and Compensation Committee of the Company, the Board of Directors of the Company or any person or persons authorized by resolution of the Officers Nomination and Compensation Committee, or the Board of Directors including, but not limited to, the Committee.

Section 4.5  Tax Liability:  The Company may withhold from any
- -----------  -------------
payment of benefits hereunder any taxes required to be withheld in such sum as the Company may reasonably estimate to be necessary to cover any taxes for which the Company may be liable and which may be assessed with regard to such payment.

Section 4.6  Coordination with Pension Plan:  Provisions of the
- -----------  ------------------------------
Pension Plan, not specifically excluded or revised by this Plan, may be applied by the Committee or the Company in determining the rights and obligations, and any limitations thereon, under this Plan.

IN WITNESS WHEREOF, MODINE MANUFACTURING COMPANY has caused this instrument to be executed by its duly authorized officers, this 16th day of July, 1987.


                                MODINE MANUFACTURING COMPANY



                                By:   /s/FRANK W. JONES
                                      ----------------------------
                                Title: Executive V.P.
                                      ----------------------------
ATTEST:


s/W. E. PAVLICK
- ------------------
Secretary

                     EXHIBIT 10(G) continued

                  MODINE MANUFACTURING COMPANY
             EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN
                         FIRST AMENDMENT


WHEREAS, the Company established the Modine Manufacturing Company
Executive Supplemental Retirement Plan effective November 14, 1979, and

WHEREAS, it is the desire of the Company to amend such Plan as hereinafter set forth.

NOW, THEREFORE, the Company does hereby adopt the First Amendment to the Modine Manufacturing Company Executive Supplemental
Retirement Plan to be effective as of October 1, 1994.

Section 3.2(d), is amended to read as follows in its entirety:

     (d) A Participant, upon his retirement, may elect a one-time lump-sum payment of his benefit under this Plan, whether or not he is eligible to elect a lump-sum payment under the Pension Plan.

Except as expressly amended herein, the Modine Manufacturing
Company Executive Supplemental Retirement Plan shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this First
Amendment of the Modine Manufacturing Company Executive
Supplemental Retirement Plan, this 19th day of October, 1994.


                              MODINE MANUFACTURING COMPANY


                              By:/s/R. T. SAVAGE
                                 ----------------------------

ATTEST:


/s/W. E. PAVLICK
- ----------------

                          EXHIBIT 10(t)

                        STOCK AWARD PLAN



     1.   PURPOSES OF PLAN.  The purposes of the Stock Award Plan

of Modine Manufacturing Company ("Modine") are as follows:



     A.   To further the growth, success and interest of the

          Company and its stockholders by enabling key managerial

          employees of the Company, who have responsibility for

          the administration of the affairs of the Company, to

          acquire shares of Modine Common Stock under the terms

          and conditions and in the manner contemplated by this

          Plan, thereby increasing their personal involvement in

          the fortunes of the Company; and



     B.   To enable the Company to obtain and retain the services

          of desirable key managerial employees by providing such

          employees with an opportunity to become owners of

          Modine Common Stock under the terms and conditions and

          in the manner contemplated by this Plan.



The term "Company" as used herein shall mean Modine and its

majority owned subsidiaries, including subsidiaries which may be created or acquired during the period of this Plan.



   2.   ADMINISTRATION OF PLAN.  This Plan shall be administered

by the Officer Nomination and Compensation Stock Option Committee

consisting of two three or more directors appointed by of the

Board of Directors of Modine, none of whom shall be employees of the Company. The Committee shall interpret the Plan and to the extent and in the manner contemplated herein it shall exercise the discretion granted to it as to the determination of who shall participate in the Plan, and how many shares shall be awarded to each participant.  The Committee shall issue from time to time such rules and interpretations as in its judgment are necessary or appropriate in order to effectively administer the Plan.



     3.   ELIGIBLE EMPLOYEES.  Employees including officers of

the Company who the Committee determines have and exercise

management functions and responsibilities shall be eligible for participation under the Plan.  However, no member of the Board of

Directors of the Company shall be eligible to participate under the Plan unless such member he is also an employee of the

Company, and no member of the Committee shall be eligible to participate under the Plan.



     4.   SHARES SUBJECT TO PLAN.  The Board of Directors and the

shareholders of the Company in July 1994 1985 approved a broad

Incentive Compensation Stock Plan providing for an aggregate of

3,000,000 1,250,000 shares of the Common Stock, $0.625 par value of Modine for various plans adopted by the Board of Directors under such authority.  The 1994 Incentive Compensation Stock Plan permitted the use of either newly-issued shares, authorized but heretofore unissued shares, or shares reacquired by the Company,

including shares purchased on the open market.   Inasmuch as the

shares of this Plan are awarded to employees without cost,

Wisconsin State law requires that heretofore unissued shares may not be used but only those shares reacquired by the Company. If shares issued pursuant hereto shall have been forfeited and returned to Modine in connection with the restrictions imposed upon such shares pursuant to this Plan, such forfeited shares again shall become available for issuance under the Plan prior to termination of the Plan.



     5.   RESTRICTIONS.  All shares awarded pursuant to this Plan

shall be subject to the following restrictions:



     (a)  The shares may not be sold or otherwise alienated or

          hypothecated as long as they are subject to forfeiture

          provided in this Section 5.



     (b)  In the event of termination with the Company of a

          participant prior to the beginning of the third year

          after shares are awarded to him hereunder, if such

          termination is for any reason other than normal

          retirement, death, total disability or early retirement

          with the consent of Modine's Board of Directors or the

          Committee, the shares shall be forfeited and returned

          to the Company; and if such employment so terminates

          for any reason other than those described above more

          than two (2) years after but prior to the beginning of

          the seventh (7) year after the granting of such stock

          awards, the shares which are at the date of such

          termination of employment still subject to the

          restrictions imposed hereunder shall be forfeited and

          returned to the Company.

     (c)  In the event a participant who has been awarded shares hereunder terminates his employment with the Company

          because of normal retirement, death, total disability

          or early retirement with the consent of Modine's Board

          of Directors or of the Committee, the shares so awarded

          shall not be subject to forfeit and shall vest with the

          employee, or his  the employee's designated legal

          representative in the event of death.  In the event a

          participant is subject to a qualified domestic

          relations order, the shares so awarded and to which the

          participant is otherwise entitled under the terms of

          this Plan shall vest with such person as designated by

          the qualified domestic relations order.



     (d)  Except as otherwise provided above, the restrictions

          imposed upon shares awarded to each participant

          hereunder shall be removed as to one-fifth of the

          aggregate number of shares awarded to him the

          participant at one time upon the expiration of each of

          the second, third, fourth, fifth, and sixth years after

          his the award of such shares hereunder.



     (e)  In the event at any time the Company is dissolved or is a party to a merger or consolidation in which the

          Company is not the surviving corporation, the

          restrictions provided in this Section 5 shall

          automatically cease as of the effective date of such

          dissolution, merger or consolidation, as the case may be.

     (f)  Notwithstanding any other terms or conditions contained in this Plan, the restrictions provided in this Section 5 shall automatically cease in the event of a voluntary or involuntary termination with the Company of a participant for any reason within a two-year period after the occurrence of a Pre-Condition described below in this subparagraph:



          "Pre-Condition" means that a person (as defined in

          Section 13(d) and 14(d)(2) of the Securities Exchange

          Act of 1934, as amended), or a corporation or other

          entity controlled by the person, has

               (i)  merged or consolidated with the Company,

              (ii)  acquired substantially all of the assets of

                    the Company, or

             (iii)  acquired securities of the Company having

                    at least 20% of the combined voting power

                    of the Company's then outstanding securities,

          except in the case of a merger of another entity with

          the Company where the Company is the surviving corporation,

          the merger solely involved an acquisition by the Company of another business entity in which the Company issued its

          authorized but unissued or treasury stock to stockholders

          of the acquired entity, and over 80% of the combined voting power of the Company's stock after the merger is owned of

          record by stockholders of the Company prior to the merger.



     6.   OTHER RESTRICTIONS.  The Committee may impose such

other restrictions on any shares awarded pursuant to the Plan as it may deem advisable, including, without limitation, restrictions under the Securities Act of 1933 or the Securities

Exchange Act of 1934, as amended, under the requirements of any stock exchange or any over-the-counter securities trading market upon which such share or shares of the same class are then listed and under any blue sky or securities laws applicable to such shares.



     7.   ESCROW OR LEGEND.  In order to enforce the restrictions

imposed upon shares issued hereunder, the Committee may require any participant to enter into an Escrow Agreement providing that the certificates representing shares issued pursuant to this Plan shall remain in the physical custody of an escrow holder until any or all of the restrictions imposed pursuant to this Plan have terminated and the Committee may cause a legend or legends to be placed on any certificates representing shares issued pursuant to this Plan, which legend or legends shall make appropriate

reference to the restrictions imposed hereunder.



     8.   AMENDMENTS.  This Plan may be amended at any time by

the Board of Directors of Modine, provided that no such amendment shall increase the maximum number of shares that may be issued pursuant to the Plan except pursuant to Section 4 hereunder

without the further approval of the stockholders of Modine.



     9.   TERMINATION.  This Plan shall terminate and no further

shares shall be awarded or issued hereunder on January 16, 1995

July 19, 2004 or such earlier date as may be determined by the

Committee.  The termination of this Plan, however, shall not affect any restrictions previously imposed on shares issued

pursuant to this Plan.

                           EXHIBIT 10(u)


                  MODINE MANUFACTURING COMPANY
                INCENTIVE STOCK OPTION AGREEMENT

    THIS INCENTIVE STOCK OPTION granted this         day of            ,
                                             --------      ------------
19     , by Modine Manufacturing Company, a Wisconsin corporation (the
  -----
"Company"), to                        (the "Employee") under and pursuant
              -----------------------
to the Company's 1994 Incentive Compensation Plan, as amended (the "Plan").

                           WITNESSETH:

    WHEREAS, the Committee of the Board of Directors, which is authorized to administer the Plan (the "Committee"), is of the opinion that the interests of the Company and its subsidiaries will be advanced by encouraging and enabling certain key employees of the Company and its ubsidiaries to acquire or increase their proprietary interest in the Company, thus providing them with a more direct stake in its welfare and assuring a closer identification of their interests with those of the Company; and

    WHEREAS, the Committee believes that the acquisition of such an interest in the Company will stimulate the efforts of such employees and strengthen their desire to remain with the Company or one of its subsidiaries;

    NOW, THEREFORE, in consideration of the aforementioned, and the covenants and agreements herein set forth, the Company grants this option (which is intended to qualify as an incentive stock option within the meaning of Section 422A of the Internal Revenue
Code) to the Employee on the terms hereinafter expressed:

 1.  Option Grant.  The Company hereby grants to the Employee an
     option to purchase a total of              shares of Common
                                  -------------
     Stock of the Company at the option price of $          per
                                                  ---------
     share, being at least equal to 100% of the fair market value of such shares on the date hereof.

 2. Time of Exercise; Exercise Limitation. This option may be exercised (in the manner provided in paragraph 3 hereof) in whole or in part, from time to time after the date hereof, subject to the following limitations:

     (a) Except for exercises under paragraph 5 below, this option may not be exercised for one year from the date when the Employee's present employment is first commenced.

     (b) This option is intended to qualify as an incentive stock option so that the Employee may obtain preferential tax treatment and, consequently, certain limitations on disposition must be observed. In order to obtain preferential tax treatment, shares of capital stock transferred to the Employee pursuant to this Agreement may not be disposed of within twenty-four
          (24) months after the grant of such shares or twelve
          (12) months after exercise of such shares.

     (c) If Employee is an officer of the Company subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, this option may not be exercised by the Employee for six (6) months from the date of grant.

     (d) This option may only be exercised, at any one time, exclusively in multiples of twenty-five (25) shares with a one hundred (100) share exercise minimum, except for the purchase of all shares then remaining subject to this option.

     (e)  This option may not be exercised beyond the shorter of:

            (i) ten (10) years from the date hereof;

           (ii) after an Employee has been terminated for cause
                (such as dishonesty or negligence in performance of Employee's duties). In such event the employee shall forfeit all unexercised options;

          (iii) three (3) years (except as provided in paragraph
                5) following termination of employment (if without cause) or retirement; provided, however, that this option must be exercised within ninety
                (90) days following termination of employment (if without cause) or retirement from the Company in order to obtain preferential tax treatment.

          In the event this option is not exercised in accordance with subparagraphs (i), (ii) or (iii) above, it shall be forfeited as an unexercised option.

     (f) To the extent required by the Internal Revenue Code, the aggregate fair market value (determined at the time the option is granted) of the Common Stock for which incentive stock options are exercisable for the first time by an option holder during any calendar year (under all the plans of the Company) shall not exceed $100,000. This limitation applies to Incentive Stock Options granted after 1986 only. Incentive Stock Options exercisable for the first time in a calendar year that exceed the $100,000 annual limit are denied preferential tax treatment.

 3.  Exercise of Option.  This option may be exercised only by appropriate notice in writing delivered to the Secretary of the Company at 1500 DeKoven Avenue, Racine, Wis. 53403, and
     accompanied by:

    (a) Check payable to the order of the Company, or Modine stock (the value of which shall be the fair market value of the stock on the day preceding the exercise date), or a combination of Modine stock and cash, for the full purchase price of the shares purchased.

 4. Nontransferability of Option. This option is not transferable by the Employee otherwise than (a) by will or the laws of descent and distribution, or (b) pursuant to a qualified domestic relations order, and is exercisable, during the Employee's lifetime, only by the Employee or his legal representative.

 5. Death or Disability of Employee. If the Employee dies during the option period, this option may be exercised in whole or in part and from time to time, in the manner described in paragraph 3 hereof, by the Employee's estate or the person to whom the option passes by will or the laws of descent and distribution, but only within a period of (a) one year next succeeding the Employee's death, or (b) ten years from the date hereof, whichever period is shorter. If the Employee becomes disabled during the option period, his option may be exercised in whole or in part and from time to time, in the manner described in paragraph 3 hereof, within one year of retirement or other termination of employment due to a determination of permanent and total disability; except that any options exercised after one year of retirement due to disability, but prior to expiration of three years following such retirement, will be denied preferential tax treatment.

 6. Delivery of Certificates. The Company shall issue and deliver certificates for stock purchased pursuant to an exercise of this option subject to the following limitations:

     (a) The Employee shall have no interest in any such shares until payment for said shares is made in accordance with paragraph 3 hereinabove.

     (b) The Company shall not be required to issue or deliver any certificate for its Common Stock purchased upon the exercise of this option prior to the admission of such shares to listing on any stock exchange or any over-the-counter quotation system on which shares may at that time be listed. In the event of the exercise of this option while the option class of stock is not so listed or admitted, the Company shall make prompt application for such listing or admission. If any time during the option period the Company shall be advised by its counsel that the shares deliverable upon an exercise of the option are required to be registered under the Federal Securities Act of 1933 or any state securities law or that delivery of such shares must be accompanied or preceded by a prospectus, the Company will use its best efforts to effect such registration or provide such prospectus, but delivery of shares by the Company may be deferred until such registration is effected or such prospectus is available.

7. Adjustment Provisions. In the event that there is any change in the number of issued shares of Common Stock of the Company without new consideration to the Company therefor, by reason of stock dividends, stock split-ups or like recapitalizations, the number of shares which may thereafter be purchased under this option shall be adjusted in the same proportion as said change in issued shares. In such event, the per share purchase price specified in paragraph 1 above shall be adjusted so that the total consideration payable to the Company for the adjusted number of shares remaining subject to this option shall not be changed by reason of the adjustment in number of shares.

     If during the term of this option the Common Stock of the Company shall be combined or be changed into the same or another kind of stock of the Company or into securities of another corporation, whether through recapitalization, reorganization, sale, merger, consolidation, or by other means, the Company shall cause adequate provision to be made whereby the Employee thereafter will be entitled to receive, upon the due exercise of any then unexercised portion of this option, the securities which the Employee would have been entitled to receive for Common Stock acquired through exercise of such portion of the option (regardless of whether or to what extent the option would then have been exercisable) immediately prior to the effective date of such recapitalization, reorganization, sale, merger, consolidation, or similar transaction. If appropriate, due adjustment shall be made in the per share or per unit price of the securities purchased on exercise of this option following said recapitalization, reorganization, sale, merger, consolidation, or similar transaction.

 8. Effect on Other Benefits. Neither this option, shares of stock issued upon its exercise, any excess of market value over option price, nor any other rights, benefits, values or interests resulting from the granting of this option shall be considered as compensation for purposes of any pension, profit sharing, retirement plan, insurance plan, investment or stock purchase plan, or any other employee benefit plan of the Company or any of its subsidiaries.

 9. Fair Market Value. For purposes hereof, "fair market value" shall equal the closing market price on the largest stock exchange or over-the-counter quotation system on which Modine Common Stock is traded on the date a determination is required to be made under the Plan or this Agreement, or if no stock is traded on that day then it shall equal the closing market price on the last preceding day on which such stock was traded on said exchange or system.

10. Employee Not Deemed to be a Shareholder. The Employee shall not be deemed to be a shareholder of the Company for any purposes with respect to any option granted hereunder except to the extent that such option shall have been exercised and a stock certificate issued therefor.

11. No Right to Continued Employment. Nothing in this Agreement or the Plan shall confer upon Employee any right to continue in the employment of the Company or in any way affect the right of the Company to terminate Employee's employment at any time.

12. Cancellation and Rescission of Stock Option. The Committee may cancel this option at any time if Employee is not in compliance with all other applicable provisions of this option, the Plan, and with the following conditions:

     (a) Employee shall not render services for any organization or engage directly or indirectly in any business which, in the judgment of the Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company;

     (b) Employee shall comply fully with applicable laws and government regulations and maintain high ethical standards. Employee shall also comply with the Company's corporate policies, including, but not limited to, Policy No. G-2, Guideline for Business Conduct, and Policy No. G-3, Antitrust Compliance, and the Company's Agreement for Protection of Trade Secrets and Sales Data and for Assignment of Inventions.

     If Employee's employment has terminated, the judgment of the Committee shall be based on Employee's position and responsibilities while employed by the Company, Employee's post-employment responsibilities and position with the other organization or business, the extent of past, current and potential competition or conflict between the Company and the other organization or business, the effect on the Company's customers, suppliers and competitors of Employee's assuming the post-employment position, and such other considerations as are deemed relevant given the applicable facts and circumstances. If Employee retires, he shall be free, however, to purchase as an investment or otherwise, stock or other securities of such organization or business so long as they are listed upon a recognized securities exchange or traded over-the-counter, and such investment does not represent a substantial investment to Employee or a greater than 10 percent equity interest in the organization or business.

     Failure to comply with the provisions of paragraph (a) or
     (b) of this Paragraph 13 prior to, or during the twenty-four
     (24) months after, any exercise pursuant to this option shall cause such exercise to be rescinded. The Company shall notify Employee in writing of any such rescission within twenty-four (24) months after such exercise. Within ten days after receiving such a notice from the Company, Employee shall pay to the Company the amount of any gain realized or payment received pertaining to the rescinded exercise of this option. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that Employee received in connection with the rescinded exercise.

13. Grant Subject to 1994 Incentive Compensation Plan. This award is subject to all the terms and conditions set forth in the 1994 Incentive Compensation Plan as amended which is hereby incorporated by reference and to all determinations of the Committee of the Board of Directors which is authorized to administer the Plan. As a condition of granting the option herein granted, the Employee agrees, for himself and his personal representatives, that any requirement or interpretation, dispute, or disagreement which may arise under or as a result of or pursuant to this Agreement or the Plan shall be determined by the Committee in its sole discretion, and that any interpretation or determination by the Committee shall be final, binding and conclusive.

14. Governing Law. This Agreement shall be construed, administered and governed in all respects in accordance with the laws of the State of Wisconsin.

    IN WITNESS WHEREOF, the Company has caused this option to be executed on the date first above written.

ATTEST:                          MODINE MANUFACTURING COMPANY


                                 By:
- -------------------------           ------------------------------------
W. E. Pavlick, Secretary            R. T. Savage
                                    President & Chief Executive Officer

                                    Accepted and Agreed To:


                                    -------------------------------------
                                    Employee

                     EXHIBIT 10(u) continued


                  MODINE MANUFACTURING COMPANY
              NON-QUALIFIED STOCK OPTION AGREEMENT


     THIS NON-QUALIFIED STOCK OPTION granted this        day of
                                                 -------
January, 19    by Modine Manufacturing Company, a Wisconsin
           ----
corporation (the "Company"), to                          , (the
                                -------------------------
"Employee") under and pursuant to the Company's 1994 Incentive Compensation Plan (the "Plan"), as amended.

                           WITNESSETH:

     WHEREAS, The Committee of the Board of Directors, which is authorized to administer the Plan (the "Committee"), is of the opinion that the interests of the Company and its subsidiaries will be advanced by encouraging and enabling certain key employees of the Company and its subsidiaries to acquire or increase their proprietary interest in the Company, thus providing them with a more direct stake in its welfare and assuring a closer identification of their interests with those of the Company; and

     WHEREAS, the Committee believes that the acquisition of such an interest in the Company will stimulate the efforts of such employees and strengthen their desire to remain with the Company or one of its subsidiaries;

     NOW, THEREFORE, in consideration of the aforementioned, and the covenants and agreements herein set forth, the Company grants its option to the Employee on the terms hereinafter expressed:

1.   Option Grant.  The Company hereby grants to the Employee an
     ------------
     option to purchase a total of             shares of Common
                                   -----------
     Stock of the Company at the option price of $           per
                                                  -----------
     share, being at least equal to 100% of the fair market value of such shares on the date hereof.

2.   Time of Exercise.  This option may be exercised (in the
     ----------------
     manner provided in paragraph 3 hereof) in whole or in part, from time to time after the date hereof, subject to the following limitations:

          (a) Except for exercise under paragraph 5 below, this option may not be exercised for one year from the date when the Employee's present employment with Modine first commenced.

          (b) If Employee is an officer of the Company subject to the reporting requirements of Section 16 of the

          Securities Exchange Act of 1934, this option may not be exercised by the Employee for six (6) months from the date of grant.

          (c) Options may be exercised before the option period terminates without regard to the order of grant.

          (d) This option may only be exercised, at any one time, exclusively in multiples of twenty-five (25) shares with a one hundred (100) share exercise minimum, except for the purchase of all shares then remaining subject to this option.

     (e)  This option may not be exercised beyond the shorter of:

            (i) ten (10) years from the date hereof;

           (ii) after an Employee has been terminated for cause
                (such as dishonesty or negligence in performance of Employee's duties). In such event the employee shall forfeit all unexercised options;

          (iii) three (3) years (except as provided in paragraph
                5) following termination of employment (if without cause) or retirement.

          In the event this option is not exercised in accordance with subparagraphs (i), (ii) or (iii) above, it shall be forfeited as an unexercised option.

3.   Exercise of Option.  This option may be exercised only by
     ------------------
     appropriate notice in writing delivered to the Secretary of the Company at 1500 DeKoven Avenue, Racine, Wis. 53403 and
     accompanied by:

     (a) Check payable to the order of the Company, or Modine Stock (the value of which shall be the fair market value of the stock on the day preceding the exercise date), or a combination of Modine stock and cash, for the full purchase price of the shares purchased.

4.   Nontransferability of Option.  This option is not
     ----------------------------
     transferable by the Employee otherwise than (a) by will or the laws of descent and distribution, or (b) pursuant to a qualified domestic relations order, and is exercisable, during the Employee's lifetime, only by the Employee or his legal representative.

5.   Death of Employee.  If the Employee dies during the option
     -----------------
     period, this option may be exercised in whole or in part and from time to time, in the manner described in paragraph 3 hereof, by the Employee's estate or the person to whom the option passes by will or the laws of descent and distribution, but only within a period of (a) one year next succeeding the Employee's death, or (b) ten years from the date hereof, whichever period is shorter.

6.   Delivery of Certificates.  The Company shall issue and
     ------------------------
     deliver certificates for stock purchased pursuant to an exercise of this option subject to the following limitations:

     (a) The Employee shall have no interest in any such Shares until certificates for said Shares are issued.

     (b) The Company shall not be required to issue or deliver any certificates for its Common Stock purchased upon the exercise of this option prior to the admission of such shares to listing on any stock exchange or any over-the-counter quotation system on which shares may at that time be listed. In the event of the exercise of this option while the option class of stock is not so listed or admitted, the Company shall make prompt application for such listing or admission. If any time during the option period the Company shall be advised by its counsel that the shares deliverable upon an exercise of the option are required to be registered under the Federal Securities Act of 1933 or any state securities law or that delivery of such shares must be accompanied or preceded by a prospectus, the Company will use its best efforts to effect such registration or provide such prospectus, but delivery of shares by the Company may be deferred until such registration is effected or such prospectus is available.

7.   Adjustment Provisions.  In the event that there is any
     ---------------------
     change in the number of issued shares of Common Stock of the Company without new consideration to the Company therefor, by reason of stock dividends, stock split-ups or like recapitalizations, the number of shares which may thereafter be purchased under this option shall be adjusted in the same proportion as said change in issued shares. In such event, the per share purchase price specified in paragraph 1 above shall be adjusted so that the total consideration payable to the Company for the adjusted number of shares remaining subject to this option shall not be changed by reason of the adjustment in number of shares.

     If during the term of this option the Common Stock of the Company shall be combined or be changed into the same or another kind of stock of the Company or into securities of another corporation, whether through recapitalization, reorganization, sale, merger, consolidation, or by other means, the Company shall cause adequate provision to be made whereby the Employee thereafter will be entitled to receive, upon the due exercise of any then unexercised portion of this option, the securities which the Employee would have been entitled to receive for Common Stock acquired through exercise of such portion of the option (regardless of whether or to what extent the option would then have been exercisable) immediately prior to the effective date of such recapitalization, reorganization, sale, merger, consolidation, or similar transaction. If appropriate, due adjustment shall be made in the per share or per unit price to the securities purchased on exercise of this option following said recapitalization, sale, merger, consolidation, or similar transaction.

8.   Effect on Other Benefits.  Neither this option, shares of
     ------------------------
     stock issued upon its exercise, any excess of market value over option price, nor any other rights, benefits, values or interests resulting from the granting of this option shall be considered as compensation for purposes of any pension, profit sharing, retirement plan, insurance plan, investment or stock purchase plan, or any other employee benefit plan of the Company or any of its subsidiaries.

9.   Fair Market Value.  For purposes hereof, "fair market value"
     -----------------
     shall equal the closing market price on the largest stock exchange or over-the-counter quotation system on which Modine Common Stock is traded on the date a determination is required to be made under the Plan or this Agreement, or if no stock is traded on that day then it shall equal the closing market price on the last preceding day on which such stock was traded on said exchange or system.

10.  Employee Not Deemed to be a Shareholder.   The Employee
     ---------------------------------------
     shall not be deemed to be a shareholder of the Company for any purposes with respect to any option granted hereunder except to the extent that such option shall have been exercised and a stock certificate issued therefor.

11.  No Right to Continued Employment.  Nothing in this Agreement
     --------------------------------
     or the Plan shall confer upon Employee any right to continue in the employment of the Company or in any way effect the right of the Company to terminate Employee's employment at any time.

12.  Cancellation and Rescission of Stock Option.  The Committee
     -------------------------------------------
     may cancel this option at any time if Employee is not in compliance with all other applicable provisions of this option, the Plan, and with the following conditions:

     (a) Employee shall not render services for any organization or engage directly or indirectly in any business which, in the judgment of the Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company;

     (b) Employee shall comply fully with applicable laws and government regulations and maintain high ethical standards. Employee shall also comply with the Company's corporate policies, including, but not limited to, Policy No. G-2, Guideline for Business

          Conduct, and Policy No. G-3, Antitrust Compliance, and the Company's Agreement for Assignment of Inventions.

     If Employee's employment has terminated, the judgment of the Committee shall be based on Employee's position and responsibilities while employed by the Company, Employee's post-employment responsibilities and position with the other organization or business, the extent of past, current and potential competition or conflict between the Company and the other organization or business, the effect on the Company's customers, suppliers and competitors of Employee's assuming the post-employment position, and such other considerations as are deemed relevant given the applicable facts and circumstances. If Employee retires, he shall be free, however, to purchase as an investment or otherwise, stock or other securities of such organization or business so long as they are listed upon a recognized securities exchange or traded over-the-counter, and such investment does not represent a substantial investment to Employee or a greater than 10 percent equity interest in the organization or business.

     Failure to comply with the provisions of paragraph (a) or
     (b) of this Paragraph 12 prior to, or during the twenty-four
     (24) months after, any exercise pursuant to this option shall cause such exercise to be rescinded. The Company shall notify Employee in writing of any such rescission within twenty-four (24) months after such exercise. Within ten days after receiving such a notice from the Company, Employee shall pay to the Company the amount of any gain realized or payment received pertaining to the rescinded exercise of this option. Such payment shall be made either in cash or by returning to the Company the number of shares of Common Stock that Employee received in connection with the rescinded exercise.

13.  Grant Subject to 1994 Incentive Compensation Plan.  This
     -------------------------------------------------
     award is subject to all the terms and conditions set forth in the 1994 Incentive Compensation Plan which is hereby incorporated by reference and to all determinations of the Committee of the Board of Directors which is authorized to administer the Plan. As a condition of granting the option herein granted, the Employee agrees, for himself and his personal representatives, that any requirement or interpretation, dispute, or disagreement which may arise under or as a result of or pursuant to this Agreement or the Plan shall be determined by the Committee in its sole discretion, and that any interpretation or determination by the Committee shall be final, binding and conclusive.

14.  Governing Law.  This Agreement shall be construed,
     -------------
     administered and governed in all respects in accordance with the laws of the State of Wisconsin.

     IN WITNESS WHEREOF, the Company has caused this option to be executed on the date first above written.


ATTEST:                                  MODINE MANUFACTURING COMPANY


                                         By:
- -----------------------------               ---------------------------
W. E. Pavlick, Secretary                     R. T. Savage, President and
                                             Chief Executive Officer


                                             Accepted and Agreed To:


                                         ---------------------------------
                                             Employee

                          EXHIBIT 10(v)



                  MODINE MANUFACTURING COMPANY
                  ----------------------------
                DIRECTOR'S STOCK OPTION AGREEMENT
                ---------------------------------

     THIS DIRECTOR'S STOCK OPTION granted this          day of
                                              ---------        -----------,

199   , by Modine Manufacturing Company, a Wisconsin corporation (the
   ---

"Company"), to                   (the "Director") under and pursuant to
              ------------------

the Company's 1994 Stock Option Plan For Non-Employee Directors (the

"Directors' Plan").



                           WITNESSETH:

     WHEREAS, the Board of Directors is of the opinion that the interests of the Company will be advanced by encouraging and enabling the non-employee directors of the Company to acquire or increase their proprietary interest in the Company; and



     WHEREAS, the Board of Directors believes that the

acquisition of such an interest will assist the Company in its efforts to attract and retain well qualified individuals to serve as its directors;



     NOW, THEREFORE, in consideration of the aforementioned, and the covenants and agreements herein set forth, the Company grants this option to the Director on the terms hereinafter expressed:

 1. Option Grant.  The Company hereby grants to the Director an
    ------------

    option to purchase a total of             shares of Common
                                 -------------

    Stock of the Company at the option price of $
                                                 ----------

    per share, being at least equal to 100% of the fair market value of such shares on the date hereof.



 2.  Time of Exercise.   This option may be exercised (in the
     ----------------

     manner provided in paragraph 3 hereof) in whole or in part,

     from time to time after the date hereof; provided, however,

     that this option may not be exercised beyond the shorter of:



     (a)  ten (10) years from the date hereof;



     (b)  after the Director has been removed for cause, in which event the Director shall forfeit all unexercised options;



     (c)  except as provided in paragraphs 2(d) or 5, after

          expiration of 90 days following the Director's

          resignation from the Board of Directors or failure to

          be re-elected to the Board of Directors by the

          shareholders,; or



     (d)  after expiration of 3 years following the

          Director's retirement pursuant to the Company's

          Director Emeritus Retirement Plan;



     after such period the Director shall forfeit all unexercised options.

     Pursuant to Section 16 of the Securities Exchange Act of

     1934, stock subject to the exercise of this option may not be sold by the Director for six (6) months from the date of grant.



 3.  Exercise of Option.  This option may be exercised only by
     ------------------

     appropriate notice in writing delivered to the Secretary of the Company at 1500 DeKoven Avenue, Racine, Wis. 53403, and

     accompanied by:



     (a)  Check payable to the order of the Company, or

          Modine stock (the value of which shall be the fair

          market value of the stock on the day preceding the

          exercise date), or a combination of Modine stock and

          cash, for the full purchase price of the shares

          purchased; and



     (b)  Written representation by the Director that at the

          time of such exercise it is the Director's intention to

          acquire the shares for investment and not for resale.

          Such written representation shall not be required of

          the purchaser under paragraph 5 below.



 4.  Nontransferability of Option.  This option is not transferable
     ----------------------------

     by the Director otherwise than (a) by will or the laws of descent and distribution, or (b) pursuant to a qualified domestic relations order.  This option is exercisable during the Director's lifetime only by the Director.

 5.  Death of Director.  If the Director dies during the option
     -----------------

     period, this option may be exercised in whole or in part in the manner described in paragraph 3 hereof, by the

     Director's estate or the person to whom the option passes by will or the laws of descent and distribution, but only

     within a period of one year next succeeding the Director's death.



 6.  Delivery of Certificates.   The Company shall issue and
     ------------------------

     deliver certificates for stock purchased pursuant to an

     exercise of this option subject to the following

     limitations:



     (a)  The Director shall have no interest in any such

          Shares until certificates for said Shares are issued.



     (b)  The Company shall not be required to issue or

          deliver any certificate for its Common Stock purchased

          upon the exercise of this option prior to the admission

          of such shares to listing on any stock exchange or any

          over-the-counter quotation system on which shares may

          at that time be listed.  In the event of the exercise

          of this option while the option class of stock is not

          so listed or admitted, the Company shall make prompt

          application for such listing or admission.  If any time

          during the option period the Company shall be advised

          by its counsel that the shares deliverable upon an

          exercise of the option are required to be registered under the Federal Securities Act of 1933 or any state securities law or that delivery of such shares must be

          accompanied or preceded by a prospectus, the Company

          will use its best efforts to effect such registration

          or provide such prospectus, but delivery of shares by

          the Company may be deferred until such registration is

          effected or such prospectus is available.



 7.  Adjustment Provisions.  In the event that there is any
     ---------------------

     change in the number of issued shares of Common Stock of the

     Company without new consideration to the Company therefor,

     by reason of stock dividends, stock split-ups or like

     recapitalizations, the number of shares which may thereafter be purchased under this option shall be adjusted in the same proportion as said change in issued shares.  In such event,

     the per share purchase price specified in paragraph 1 above shall be adjusted so that the total consideration payable to the Company for the adjusted number of shares remaining

     subject to this option shall not be changed by reason of the adjustment in number of shares.



     If during the term of this option the Common Stock of the

     Company shall be combined or be changed into the same or

     another kind of stock of the Company or into securities of another corporation, whether through recapitalization,

     reorganization, sale, merger, consolidation, etc., the

     Company shall cause adequate provision to be made whereby

     the Director thereafter will be entitled to receive, upon

     the due exercise of any then unexercised portion of this option, the securities which the Director would have been entitled to receive for Common Stock acquired through

     exercise of such portion of the option (regardless of

     whether or to what extent the option would then have been

     exercisable) immediately prior to the effective date of such recapitalization, reorganization, sale, merger,

     consolidation, etc.  If appropriate, due adjustment shall be made in the per share or per unit price of the securities

     purchased on exercise of this option following said

     recapitalization, reorganization, sale, merger,

     consolidation, etc.



 8.  Fair Market Value.  For purposes hereof, "fair market value"
     -----------------

     shall equal the closing market price on the largest stock

     exchange or the over the counter quotation system on which

     Modine Common Stock is traded on the date a determination is required to be made under the Directors' Plan or this

     Agreement, or if no stock is traded on that day then it

     shall equal the closing market price on the last preceding day on which such stock was traded on said exchange or

     system.



 9.  Tenure.  Nothing in this Agreement or the Directors' Plan
     ------

     shall confer upon the Director any right to continue to

     serve as a Director of the Company or in any way effect the right of the Company to take any action against a Director pursuant to law and/or the Company's Articles of

     Incorporation or By-Laws.

10.  Grant Subject to 1985  1994 Stock Option Plan for Non-
     ------------------------------------------------------

     Employee Directors. This grant is subject to all the terms
     ------------------

     and conditions set forth in the 1994 Stock Option Plan for

     Non-Employee Directors which is hereby incorporated by

     reference including the requirement of shareholder approval and to all determinations of the Committee which is authorized to administer the Directors' Plan.  As a condition of granting the option herein granted, the Director agrees, for himself and his personal representatives, that any requirement or interpretation,

     dispute, or disagreement which may arise under or as a result of or pursuant to this Agreement or the Directors' Plan shall be determined by the Committee in its sole discretion, and that any interpretation or determination by the Committee shall be final, binding and conclusive.



11.  Governing Law.  This Agreement shall be construed, administered
     -------------

     and governed in all respects in accordance with the laws of the

     State of Wisconsin.



     IN WITNESS WHEREOF, the Company has caused this option to be executed on the date first above written.


ATTEST:                                 MODINE MANUFACTURING COMPANY


                                        BY:
- ----------------------------               -------------------------------
W. E. Pavlick, Secretary                   R. T. Savage, President and
                                           Chief Executive Officer


                                        Accepted and Agreed To:

                                        -----------------------------------
                                        Director