Form 10-Q
period 1995-06-26
MODINE MANUFACTURING CO
filed 1995-08-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1995
                                         -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------

                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                    39-0482000
     ---------------------------------------------      -------------------
     (State or other jurisdiction of incorporation       (I.R.S. Employer
     or organization)                                   Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ---------------------------------------------      -------------------
     (Address of principal executive offices)            (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        --------------

                         NOT APPLICABLE
 (Former name or former address, if changed since last report.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at August 7, 1995
     ------------------------------      -----------------------------
     Common Stock, $0.625 Par Value             29,645,517

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                               Page No.
                                                              --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 1995                        3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 1995 and 1994                            4

               Consolidated Statements of Cash Flows -
                 For the Three Months Ended June 26,
                 1995 and 1994                                     5

               Notes to Consolidated Financial Statements         6-7

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                        8-10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 11-12

     Item 6.   Exhibits and Reports on Form 8-K                  13-14

Signatures                                                        15

                   MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per-share amounts)
                June 26, 1995 and March 31, 1995
                           (Unaudited)
                                              June 26, 1995     March 31, 1995
                                              -------------     --------------
ASSETS
------
   Current assets:
   Cash and cash equivalents                     $ 35,952          $ 32,691
   Trade receivables, less allowance for
     doubtful accounts of $6,536 and $6,424       150,640           145,231
   Inventories                                    139,179           136,114
   Deferred income taxes and other current
     assets                                        24,511            26,346
                                                 --------          --------
   Total current assets                           350,282           340,382
                                                 ========          ========
   Other assets:
   Property, plant, and equipment - net           177,852           170,872
   Investment in affiliates                         9,285             8,016
   Intangible assets, less accumulated
     amortization of $7,779 and $7,564             34,661            34,090
   Deferred charges and other noncurrent
     assets                                        37,894            36,827
                                                 --------          --------
   Total other assets                             259,692           249,805
                                                 --------          --------
       Total assets                              $609,974          $590,187
                                                 ========          ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
   Current liabilities:
   Short-term debt                               $ 17,322          $ 13,565
   Long-term debt - current portion                39,283            10,853
   Accounts payable                                70,018            74,194
   Accrued compensation and employee benefits      42,002            38,285
   Income taxes                                    10,903             7,004
   Accrued expenses and other current
     liabilities                                   22,128            25,748
                                                 --------          --------
   Total current liabilities                      201,656           169,649
                                                 --------          --------
   Other liabilities:
   Long-term debt                                  37,247            62,220
   Deferred income taxes                           13,022            12,958
   Other noncurrent liabilities                    37,964            37,088
                                                 --------          --------
   Total other liabilities                         88,233           112,266
                                                 --------          --------
       Total liabilities                          289,889           281,915
                                                 --------          --------

   Shareholders' investment:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued -
     none                                               -                 -
   Common stock, $0.625 per value,
     authorized 80,000 shares, issued
     30,342 shares                                 18,964            18,964
   Additional paid-in capital                       8,853             7,897
   Retained earnings                              307,923           296,614
   Foreign currency translation adjustment          7,303             5,159
   Treasury stock at cost: 679 and 642
     shares, respectively                         (19,543)          (16,669)
   Restricted stock - unamortized value            (3,415)           (3,693)
                                                 --------          --------
       Total shareholders' investment             320,085           308,272
                                                 --------          --------

       Total liabilities and shareholders'
         investment                              $609,974          $590,187
                                                 ========          ========

   (See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF EARNINGS
        For the three months ended June 26, 1995 and 1994
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                  Three months ended  June 26
                                                  ---------------------------
                                                      1995            1994
                                                  ------------    -----------
Net sales                                           $239,216       $208,436

Cost of sales                                        178,334        149,947
                                                    --------       --------

Gross profit                                          60,882         58,489

Selling, general, and administrative expenses         35,467         34,257
                                                    --------       --------

Income from operations                                25,415         24,232

Non-operating income                                   2,558          2,044

Interest expense                                      (1,627)        (1,769)

Non-operating expense                                 (1,308)          (964)
                                                    --------       --------

Earnings before income taxes                          25,038         23,543

Provision for income taxes                             9,055          8,713
                                                    --------       --------

Net earnings                                        $ 15,983       $ 14,830
                                                    ========       ========

Net earnings per share of common stock*                $0.52          $0.49
                                                    ========       ========

Dividends per share                                    $0.15          $0.13
                                                    ========       ========

Average common shares and common share
 equivalents outstanding                              30,592         30,523
                                                    ========       ========

(See accompanying notes to consolidated financial statements.)

*(See Exhibit 11 for computation of earnings per share.)

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
        For the Three Months Ended June 26, 1995 and 1994
                           (Unaudited)
                                                    Three months ended June 26
                                                    --------------------------
                                                       1995           1994
                                                    ----------      ----------
Net cash provided by operating activities            $ 23,168       $ 12,377

Cash flows from investing activities:
Expenditures for property, plant, and equipment       (10,018)        (5,010)
Acquisitions, net of cash acquired                     (7,229)             -
Proceeds from dispositions of assets                      715            135
Other - net                                               (58)           205
                                                     --------       --------

Net cash (used for) investing activities              (16,590)        (4,670)

Cash flows from financing activities:
Increase/(decrease) in short-term debt - net            2,563         (7,001)
Additions to long-term debt                             2,226              -
Reductions of long-term debt                             (200)          (262)
Issuance of common stock, including treasury
  stock                                                 1,008          1,544
Purchase of treasury stock                             (4,461)          (793)
Cash dividends paid                                    (4,453)        (3,855)
                                                     --------       --------

Net cash (used for) financing activities               (3,317)       (10,367)
                                                     --------       --------

Net increase/(decrease) in cash and cash
  equivalents                                           3,261         (2,660)
Cash and cash equivalents at beginning of period       32,691         38,523
                                                     --------       --------

Cash and cash equivalents at end of period           $ 35,952       $ 35,863
                                                     ========       ========

(See accompanying notes to consolidated financial statements.)

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

                                                  (In Thousands)
     ------------------------------------------------------------
                           June 26, 1995      March 31, 1995
     ------------------------------------------------------------
     Raw materials          $ 37,823              $ 37,279
     Work in process          40,829                40,879
     Finished goods           60,527                57,956
                            --------              --------
      Total inventories     $139,179              $136,114
                            ========              ========


2.   Property, plant, and equipment is composed of:

                                                   (In Thousands)
     ------------------------------------------------------------
                           June 26, 1995      March 31, 1995
     ------------------------------------------------------------
     Gross, property,
      plant & equipment     $404,505              $386,518
     Less accumulated
      depreciation          (226,653)             (215,646)
                            --------              --------
       Net property,
        plant & equipment   $177,852              $170,872
                            ========              ========


3. Recent developments concerning legal proceedings reported in the Company's Form 10K report for the year ended March 31, 1995, are updated in Part II Other Information Item 1. Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's consolidated financial position.


4. On May 3, 1995, the Company announced a letter of intent had been signed with National Tube Holding Company, Inc. of Birmingham, Alabama for the acquisition of Modine's copper extrusion business in Dowagiac, Michigan. The purchase is subject to the approval of the Board of Directors of both companies and the finalization of a definitive agreement.

     Any resultant gain or loss that may result from the sale cannot be determined at this time. The acquisition is expected to close by the end of September 1995.


5. On May 24, 1995, Modine acquired its partner's 57-percent ownership in the joint-venture company Radinam S.A., which owns Mexpar (Manufacturera Mexicana de Partes de Automoviles S.A. de C.V.), a radiator manufacturer in Mexico City. The purchase price for the remaining 57-percent was not material to the consolidated financial statements.


6. On July 17, 1995, the Company announced the completion of the Signet acquisition, effective with the close of business July 31, 1995. The cash purchase from The Equion Corporation was valued at approximately $54 million, subject to possible further post-closing adjustments. The Company also assumed certain liabilities as part of the acquisition. The acquisition will be accounted for using the "purchase method." The purchase price will be financed with available cash, a portion of a new $25 million multicurrency unsecured revolving credit arrangement through an international bank, and $5.0 million in promissory notes with the seller. Signet is a full-service supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets both in North America and Europe. The acquisition includes Signet's main plant in Harrodsburg, Kentucky; a recently acquired operation in Goch, Germany; and a sales and engineering office in Detroit, Michigan.


7. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1995 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.


8. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 1995-96 with the First Quarter
-----------------------------------------------------------------
of 1994-95
----------

Net sales for the first quarter of fiscal 1995-96 were a record
$239.2 million, up 14.8% from the $208.4 million reported in the first quarter of last year.

Worldwide shipments grew the most in the passenger-car and light truck market, with the largest growth in sales to European customers. Sales to the off-highway markets had the second biggest gain, with large percentage increases in both the agricultural and construction equipment segments in North America and Europe. Worldwide aftermarket business declined slightly, primarily due to unseasonably cool weather in most of North America this spring.

Gross margin declined 2.6%, as a percent of sales, over the first quarter of the previous year to 25.5% from 28.1%. Higher costs of two major component metals, copper and aluminum, in comparison to a year ago, continue to have a dampening effect upon gross margins. Continued sales growth at the Company's recent European acquisitions, which are generating lower gross margins than those generally earned domestically, also contributed to the decline.

Selling, general and administrative expenses increased just 3.5% over last year's first quarter while declining 1.7% as a percent of sales. The largest item contributing to the overall dollar increase was higher personnel costs associated with normal inflation.

Outstanding debt levels rose slightly while interest expense declined from a year ago. The lower interest expense can be attributed in part to a continuing reduction in higher rate domestic debt through normally scheduled repayments. Net non-operating income improved marginally.

The effective tax rate decreased by 0.8% when compared to the same period last year.

Net earnings for the first quarter were a record $16.0 million or $.52 per share, up 7.8% from last year's $14.8 million, or $.49 per share.

Outlook for the Remainder of the Year
-------------------------------------

The Company reaffirmed its earlier forecast of a 10- to 15 percent increase in sales for the fiscal year ending in March of 1996. The Company anticipates earnings growth in the 5- to 10 percent range. Variables influencing earnings include: raw material costs, the level of improvement in the cost structures in some European operations, foreign exchange rates, and the underlying strength of the U.S. economy.

FINANCIAL CONDITION
-------------------

Comparison between June 26, 1995 and March 31, 1995
---------------------------------------------------

Current Assets
--------------

Cash and cash equivalents increased by $3.3 million to a total of $36.0 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $5.4 million primarily from stronger sales volume and normal seasonal marketing programs.

Inventory levels increased by $3.1 million primarily in the heating division in preparation for the upcoming heating season and in Europe, where inclusion of the Radiadores Montana S.A. acquisition contributed a large portion of the increase. These increases were partially offset by reduction programs.

Deferred income taxes and other current assets decreased $1.8 million due to: normal changes in timing and level of operating activity led to a reduction in foreign currency contracts used to hedge foreign denominated accounts receivables from overseas customers; and a reduction in a non-trade receivable also contributed to the decrease shown during the quarter.

Working capital decreased approximately 13% to $148.6 million from $170.7 million and the current ratio decreased to 1.7 to 1 from 2.0 to 1. A number of categories experienced changes, but the largest item in the overall decrease was reclassification of a major long-term borrowing arrangement at a German subsidiary as it moved to within one year of its maturity.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $7.0 million to $177.9 million as capital expenditures and foreign currency translations exceeded depreciation and retirements. Outstanding material commitments for capital expenditures were $18.5 million at June 26, 1995 compared to $13.6 million at March 31, 1995. Most of the commitments relate to plant expansions, process improvements, tooling for new products and various new equipment. About $8.2 million of the outstanding commitments cover facility improvements and equipment upgrades for the Langerer & Reich locations. The outstanding domestic commitments and pending building purchase discussed in the footnotes will be financed through internally generated cash. Commitments overseas will be financed by cash generated through operations and additional borrowing in Europe.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $1.1 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $4.1 million as a result of normal differences in the level of operating activity. Accrued income taxes increased $3.9 million as pretax earnings and the timing of estimated tax payments were the primary items contributing to the change.

Debt
----

Outstanding debt increased by $7.2 million from March 31, 1995. Nearly half of that increase was in short-term debt at subsidiaries in Germany and the Netherlands. Long-term debt increased in conjunction with the acquisition of Radiadores Montana S.A. The composition of long-term debt became more current as a major revolver at our German subsidiary moved within one year of maturing. Exchange rate fluctuations experienced during the quarter also contributed to the overall increase in debt. Available lines of credit decreased $3.7 million during the quarter with the utilization of revolver capacity for the Radiadores Montana S.A. acquisition. The remaining unused bank lines of credit at June 26, 1995 were $17 million. Total debt to equity remained below 30% during the quarter.

In July 1995, the Company entered into a new $25 million multi-currency unsecured credit agreement. A portion of these funds, together with available cash and promissory notes were used to provide funding for the Signet acquisition.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $11.8 million to a total of $320.1 million. The net increase resulted primarily from record quarterly net earnings of $16.0 million. The value of the dollar continued to decline during the quarter resulting in a favorable foreign currency translation impact of $2.1 million. Dividends paid to shareholders of $4.5 million, net treasury stock purchases of $2.9 million; and other minor changes to the capital accounts also contributed to the change.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In July 1993, the ITC reversed an earlier ruling by a hearing officer and upheld, as valid and enforceable, the Company's 4,998,580 patent on parallel-flow air-conditioning condensers. The ITC also ruled that specific condensers from the two Japanese companies did not infringe the Company's patent. Each of the parties appealed to the U.S. Court of Appeals for the Federal Circuit the portion of the ITC opinion adverse to them. In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. All legal and court costs associated with these cases have been expensed as they were incurred.

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


Item 5.  Other Events.

The Company has completed the acquisition of Signet Systems division, effective at the close of business July 31. The cash purchase from The Equion Corporation was valued at approximately $54 million, subject to possible further post-closing adjustments. The Company also assumed certain liabilities as part of the acquisition. A total of 418 Signet employees are located at its main plant in Harrodsburg, Kentucky; at a recently acquired operation in Goch, Germany; and at a sales and engineering office in Detroit, Michigan. Signet is a full-service supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets both in North America and Europe.

On May 3, 1995, National Tube Holding Company, Inc., of Birmingham, Alabama, and Modine announced a letter of intent for the acquisition of Modine's copper tubing manufacturing business and assets located in Dowagiac, Michigan, by National Tube. The purchase is subject to the approval of the boards of directors of both companies and the finalization of a definitive agreement. The acquisition is expected to close by the end of September.

The Company has submitted a letter of intent to purchase an existing, new building in the Northpoint Industrial Park, Blythewood, South Carolina, near Columbia. The transaction is subject to reaching final agreement on the conditions of purchase. The 103,000-sq. ft. building, on a 20-acre parcel, will be equipped to manufacture PF (parallel-flow) oil coolers for vehicles. The plant is scheduled to begin production in mid-1996 and will employ about 100 people within a year after startup. The new plant will enable Modine to eliminate excessive production loads and the related premium costs at current U.S. plants that make PF products. In addition, it will give Modine the ability to support the expanding use of PF products in more applications and by more customers.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                           Page
--------------                                                           ----
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

                 Note:  The amount of long-term debt authorized under
                 ----
                 any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form 10-K. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

   11*           Computation of per share earnings                         16

   27*           Financial Data Schedule (electronic transmission only)

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

Subsequent to the end of the quarter, the Company filed a Form 8-K to report the acquisition of the Signet Systems division from The Equion Corporation and certain liabilities relating thereto, pursuant to an Asset Purchase Agreement effective as of July 31, 1995. This Report is dated July 31, 1995. The Company anticipates that any required financial state-ments or pro-forma financial information will be filed under the cover of Form 8-K/A not later than 60 days after the date, the Form 8-K was filed.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  A. D. REID
                                 ---------------------------------------
                                   A. D. Reid, Vice President,
                                     Finance and Chief Financial Officer
                                     (Principal Financial Officer)


Date:  August 8, 1995        By:  W. E. PAVLICK
                                 ---------------------------------------
                                   W. E. Pavlick, Senior Vice President,
                                     General Counsel and Secretary