Form 10-Q
period 1995-09-26
MODINE MANUFACTURING CO
filed 1995-11-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1995
                                       ------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------

                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                     39-0482000
     ---------------------------------------------       -------------------
     (State or other jurisdiction of incorporation       (I.R.S. Employer
     or organization)                                    Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     -----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at November 8, 1995
     -------------------------------       -------------------------------
     Common Stock, $0.625 Par Value                  29,641,878

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                                   Page No.
                                                                  --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 1995                      3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 September 26, 1995 and 1994
                 and the Six Months Ended
                 September 26, 1995 and 1994                          4

               Consolidated Statements of Cash Flows -
                 For the Six Months Ended September 26,
                 1995 and 1994                                        5

               Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                           10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                     16

     Item 5.   Other Events                                          17

     Item 6.   Exhibits and Reports on Form 8-K                      18

Signatures                                                           20

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              September 26, 1995 and March 31, 1995
            (In thousands, except per-share amounts)
                           (Unaudited)
                                            September 26, 1995   March 31,1995
                                            ------------------   -------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                      $ 17,827            $ 32,691
 Trade receivables, less allowance for
  doubtful accounts of $6,369 and $6,424         153,453             145,231
 Inventories                                     149,752             136,114
 Deferred income taxes and other current
   assets                                         24,091              26,346
                                                --------            --------
 Total current assets                            345,123             340,382
                                                --------            --------
 Other assets:
 Property, plant, and equipment - net            187,604             170,872
 Investment in affiliates                          6,341               8,016
 Intangible assets, less accumulated
  amortization of $8,726 and $7,564               69,097              34,090
 Deferred charges and other noncurrent
   assets                                         39,562              36,827
                                                --------            --------
 Total other assets                              302,604             249,805
                                                --------            --------
  Total assets                                  $647,727            $590,187
                                                ========            ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                $ 26,676            $ 13,565
 Long-term debt - current portion                 40,184              10,853
 Accounts payable                                 69,506              74,194
 Accrued compensation and employee
   benefits                                       40,888              38,285
 Income taxes                                      3,869               7,004
 Accrued expenses and other current
   liabilities                                    26,462              25,748
                                                --------            --------
 Total current liabilities                       207,585             169,649
                                                --------            --------
 Other liabilities:
 Long-term debt                                   53,163              62,220
 Deferred income taxes                            12,581              12,958
 Other noncurrent liabilities                     44,005              37,088
                                                --------            --------
 Total other liabilities                         109,749             112,266
                                                --------            --------
    Total liabilities                            317,334             281,915
                                                --------            --------
 Shareholders' investment:
 Preferred stock, $0.025 par value,
   authorized 16,000 shares,
   issued - none                                       -                   -
 Common stock, $0.625 par value,
   authorized 80,000 shares, issued
   30,342 shares                                  18,964              18,964
 Additional paid-in capital                        8,852               7,897
 Retained earnings                               320,210             296,614
 Foreign currency translation adjustment           5,906               5,159
 Treasury stock at cost: 701 and 642
   shares, respectively                          (20,399)            (16,669)
 Restricted stock - unamortized value             (3,140)             (3,693)
                                                --------            --------
    Total shareholders' investment              $330,393            $308,272
                                                --------            --------
    Total liabilities and shareholders'
      investment                                $647,727            $590,187
                                                ========            ========

     (See accompanying notes to consolidated financial statements.)

                                           MODINE MANUFACTURING COMPANY
                                       CONSOLIDATED STATEMENTS OF EARNINGS
                             For the three months ended September 26, 1995 and 1994
                              For the six months ended September 26, 1995 and 1994
                                    (In thousands, except per-share amounts)
                                                  (Unaudited)
                                                       Three months ended           Six months ended
                                                      ---------------------      ---------------------
                                                          September 26               September 26
                                                      ---------------------      ---------------------
                                                        1995        1994           1995        1994
                                                      ---------   ---------      ---------   ---------
Net Sales                                             $254,292    $221,760       $493,508    $430,196
Cost of sales                                          186,355     155,844        364,689     305,791
                                                      --------    --------       --------    --------

Gross profit                                            67,937      65,916        128,819     124,405
Selling, general, and administrative expenses           41,182      38,677         76,649      72,934
                                                      --------    --------       --------    --------

Income from operations                                  26,755      27,239         52,170      51,471
Non-operating income                                     2,153       2,119          4,711       4,163
Interest expense                                        (1,879)     (1,640)        (3,506)     (3,409)
Non-operating expense                                     (888)       (988)        (2,196)     (1,952)
                                                      --------    --------       --------    --------

Earnings before income taxes                            26,141      26,730         51,179      50,273
Provision for income taxes                               9,405       9,929         18,460      18,642
                                                      --------    --------       --------    --------
Net earnings                                          $ 16,736    $ 16,801       $ 32,719    $ 31,631
                                                      ========    ========       ========    ========
Net earnings per share of common stock*                  $0.55       $0.55          $1.07       $1.04
                                                      ========    ========       ========    ========
Dividends per share                                      $0.15       $0.13          $0.30       $0.26
                                                      ========    ========       ========    ========
Average common shares and common share
  equivalents outstanding                               30,453      30,541         30,510      30,533
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)
*See EXHIBIT 11 for computation of earnings per share.

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 1995 and 1994
                           (Unaudited)
                                                  Six months ended September 26
                                                  -----------------------------
                                                      1995             1994
                                                  ------------     ------------
Net cash provided by operating activities           $ 46,027         $ 27,655

Cash flows from investing activities:
Expenditures for property, plant, and equipment      (20,914)         (14,972)
Acquisitions, net of cash acquired                   (55,460)               -
Investments in affiliates                                  -            1,500
Proceeds from dispositions of property, plant,
  and equipment                                        1,556              238
Other - net                                              235              528
                                                    --------         --------

Net cash (used for) investing activities             (74,583)         (12,706)

Cash flows from financing activities:
Increase/(decrease) in short-term debt - net          12,405           (8,217)
Additions to long-term debt                           24,736                -
Reductions of long-term debt                         (10,218)          (2,667)
Issuance of common stock, including treasury
  stock                                                1,076            3,281
Purchase of treasury stock                            (5,408)          (2,502)
Cash dividends paid                                   (8,899)          (7,714)
                                                    --------         --------

Net cash provided by/(used for) financing
  activities                                          13,692          (17,819)
                                                    --------         --------

Net (decrease) in cash and cash equivalents          (14,864)          (2,870)
Cash and cash equivalents at beginning of
  period                                              32,691           38,523
                                                    --------         --------

Cash and cash equivalents at end of period          $ 17,827         $ 35,653
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

                                                       (In Thousands)
     ----------------------------------------------------------------

                               September 26, 1995     March 31, 1995
     ----------------------------------------------------------------
     Raw materials                  $ 40,308             $ 37,279
     Work in process                  46,088               40,879
     Finished goods                   63,356               57,956
                                    --------             --------
      Total inventories             $149,752             $136,114
                                    ========             ========

2.   Property, plant, and equipment is composed of:

                                                       (In Thousands)
     ----------------------------------------------------------------

                               September 26, 1995     March 31, 1995
     ----------------------------------------------------------------

     Gross, property,
      plant & equipment             $421,717             $386,518
     Less accumulated
      depreciation                  (234,113)            (215,646)
                                    --------             --------
       Net property,
        plant & equipment           $187,604             $170,872
                                    ========             ========

3. Recent developments concerning legal proceedings reported in the Company's Form 10-K report for the year ended March 31, 1995, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's Management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's liquidity, financial condition, or results of operations.

4. On May 3, 1995, the Company announced a letter of intent had been signed with National Tube Holding Company, Inc. of Birmingham, Alabama for the acquisition of Modine's copper extrusion business in Dowagiac, Michigan. Subsequent to the end of the second quarter, the sale was completed following the close of business September 26, 1995. Based upon preliminary estimates, the Company currently expects to recognize a pretax gain from the sale of approximately $2.0 million in the third quarter of the current fiscal year.

5. In the first quarter of fiscal 1995, the Company made two small acquisitions. Effective April 1, the Company, through its wholly owned subsidiary NRF Holding B.V., acquired Radiadores Montana S.A., a Spanish manufacturer and distributor to the automotive aftermarket. Based in Granada, Spain, Montana produces radiators and radiator cores, oil coolers, heaters, and air-conditioning condensers and evaporators for on- and off-highway vehicles and for industrial applications. At the end of May, the Company acquired its partner's 57-percent ownership in the joint venture company Radinam S.A., which owns Mexpar (Manufacturera Mexicana de Partes de Automoviles S.A. de C.V.), a radiator manufacturer in Mexico City. Mexpar produces automotive radiators primarily for the aftermarket. It addition, Mexpar serves original equipment manufacturers of vehicles in Mexico. The acquisitions were financed through a combination of additional borrowing and cash provided by operations.

     The Company acquired the business and assets of the Signet Systems Division from The Equion Corporation following the close of business on July 31. The Company also assumed certain liabilities as part of the acquisition. The purchase price was financed with available cash, a portion of a new $25 million multicurrency unsecured revolving credit arrangement through an international bank, and $5.0 million in promissory notes with the seller. Signet is a full-service supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets both in North America and Europe. The acquisition includes Signet's main plant in Harrodsburg, Kentucky; a recently acquired operation in Goch, Germany; and a sales and engineering office in Detroit, Michigan.

     The Company intends to continue to use the plants, machinery and equipment, and other assets obtained in the acquisitions for the manufacture of heat-transfer products. The combined purchase price of the three acquisitions, subject to further adjustments, totaled approximately $57,483,000 in cash and $5,000,000 in promissory notes to Equion Corporation. Combined goodwill acquired, based upon preliminary estimates, is $36,229,000, and is being amortized on a straight line basis over 15 years.

     The results of operations of the Signet Systems Division are included in the consolidated financial statements since the effective date of acquisition. The results of operations of Radinam S.A. and Radiadores Montana S.A. are included in the consolidated financial statements since the respective effective dates of acquisition, using a one-month delay, consistent with the Company's policy for reporting foreign operations outside of the United States and Canada. All of the acquisitions have been accounted for using the purchase method, whereby the purchase prices have been allocated to the underlying assets and liabilities based upon their estimated fair market values at the date of acquisition. The allocation of the purchase price for Signet Systems has been based upon preliminary estimates which may be revised at a later date. The Company used the equity method to account for its interest in Radinam S.A. prior to majority ownership.

     Details of businesses acquired in purchase transactions, subject to further adjustments, were as follows:


     Value of assets acquired, including
       intangibles, excluding cash acquired
       of $2,023,000                                      $ 85,101,000
     Liabilities assumed and created                       (26,862,000)
     Equity investment in affiliate                         (2,779,000)
                                                          ------------
              Net cash paid for acquisitions              $ 55,460,000


     The pro forma financial information presented below is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place on the date assumed below, nor are those results necessarily indicative of the results of future combined operations.

     On a pro forma basis, the unaudited consolidated results of operations would have been as follows had the acquisitions occurred on April 1, 1994, after giving effect to certain adjustments.

                                                      Six Months Ended
                                                    ---------------------
                                                        September 26
                                                    ---------------------
     In thousands, except per share amounts            1995        1994
                                                    ---------    --------
     Net Sales                                       $519,388    $477,893
     Net Earnings                                    $ 31,713    $ 31,425
     Net Earnings Per Share:
            Primary                                     $1.04       $1.03
            Fully Diluted                               $1.04       $1.03

7. In October of 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Under the accounting and disclosure requirements promulgated in the statement, the Company must adopt the provisions in its fiscal year beginning April 1, 1996. The Company is currently evaluating the accounting and disclosure alternatives provided for under the provisions of the statement. At this time, Management has not selected the planned method of adoption and therefore cannot reasonably estimate the probable impact, if any, on the consolidated financial statements.

8. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1995 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.

9. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1995.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 1995-96 with the Second
-----------------------------------------------------------
Quarter of 1994-95
------------------

Net sales for the second quarter of fiscal 1995-96 were a record $254.3 million, up 14.7% from the $221.8 million reported in the second quarter of last year. The Company's European operations accounted for approximately 50% of the sales increase, with approximately half of this growth arising from favorable currency fluctuations compared to the same quarter, a year ago. The Company's latest acquisition, Signet Systems, accounted for 33% of the sales growth during the quarter with the remaining increase coming from the Company's other operating units.

Modine's quarterly sales increased to all but one of its major markets. The largest gains were to original-equipment manufacturers of off-highway vehicles and of passenger cars and light trucks.
Sales to the aftermarket also showed year over year gains during the quarter, rebounding from unseasonably cool weather in the first quarter of fiscal 1995-96. Sales to the building-HVAC market were lower than the year before due to decreases in sales to manufacturers of residential heating and air-conditioning equipment.

Gross margin declined 3.0%, as a percentage of sales, over the second quarter of the previous year to 26.7% from 29.7%. Contributing factors to the overall reduction in gross margin were: the higher costs of copper, aluminum and other supplies in comparison to a year ago; a higher percentage of total sales by the Company's European operations and the inclusion of two months operating results from the newly acquired Signet Systems, which are generally earning lower gross margins than the overall Company average.

Selling, general and administrative expenses increased 6.5% over last year's second quarter while declining 1.2% as a percentage of sales. Signet Systems, acquired at the end of July, generated over 75% of the dollar increase shown.

Interest expense rose by 14.6% from the same quarter a year ago as average debt levels increased by 15.6% during the same period. The increase in debt levels can be attributed primarily to the additional borrowing required to finance the Signet Systems acquisition. Net non-operating income remained virtually unchanged.

The effective tax rate decreased by 1.1% when compared to the same period last year.

Net earnings for the second quarter were $16.7 million or $.55 per share, essentially matching last year's $16.8 million, or $.55 per share.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Six Months of 1995-96 with the First Six
----------------------------------------------------------------
Months of 1994-95
-----------------

Net sales for the first six months of fiscal 1995-96 were a record $493.5 million, up 14.7% from the $430.2 million reported in the first six months of last year. The Company's European operations generated 58% of the sales increase, with a little over 50% of the increase in Europe arising from favorable currency fluctuations over the same period, a year ago. Signet Systems, the Company's newest acquisition, contributed 17% to the sales increase, with other operating units responsible for the remaining sales growth.

Modine's worldwide shipments during the first six months grew the most in the passenger-car and light-truck market with the largest sales growth to European customers. The second largest gain was recorded in agricultural- and construction segments of the off-highway market. The remaining markets demonstrated modest growth with the exception of the building-HVAC market, which recorded a small decline due to decreases in sales to manufacturers of residential heating and air-conditioning equipment.

Gross margin decreased 2.8%, as a percent of sales, over the first six months of the previous year to 26.1% from 28.9%. Once again the primary factors contributing to the decline were: the higher costs of copper, aluminum and other supplies in comparison to a year ago; a higher percentage of total sales by the Company's European operations and the inclusion of two months operating results from the newly acquired Signet Systems, which are generally earning lower gross margins than the overall Company average.

Selling, general and administrative expenses increased 5.1% over the first six months last year while declining 1.5% as a percentage of sales. The Signet Systems acquisition, which was included in the consolidated results of operations beginning in August, contributed to over 50% of the dollar increase recorded.

Average outstanding debt levels during the first six months rose by approximately $8.0 million, or 8.3%, over the same period a year ago. Corresponding interest expense increased only 2.8% over the same six month period, a year ago. Interest expense grew at a slower rate in part due to a continuing reduction in higher rate domestic debt through normally scheduled repayments. More favorable interest rates on outstanding domestic and foreign variable rate debt also contributed to the slower growth rate of interest expense when compared to average debt outstanding.

The effective tax rate decreased by 1.0% when compared to the same period last year.

Net earnings for the six months were $32.7 million, or $1.07 per share, up 3.4% from last year's $31.6 million, or $1.04 per share.

Outlook for the Remainder of the Year
-------------------------------------

For the current fiscal year ending in March 1996, Modine continues to forecast sales growth of 10 to 15 percent with a net earnings increase in the 5- to 10-percent range over last year's record results. Variables that will continue to influence earnings for the remainder of the year include: raw material costs, the level of improvement in the cost structures in some European operations, foreign exchange rates, the impact of recent acquisitions, and the underlying strength of the U.S. economy.

                       FINANCIAL CONDITION
                       -------------------

Comparison between September 26, 1995 and March 31, 1995
--------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $14.9 million to a total of $17.8 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $8.2 million, or 5.7%. Excluding the recent Signet Systems acquisition, net trade receivables declined by $2.3 million, or approximately 2%.

Overall inventory levels increased by $13.6 million. The majority of the increase is attributable to the Signet Systems acquisition which was included in the consolidated financial statements beginning in August.

Deferred income taxes and other current assets decreased $2.3 million. The decrease occurred primarily in foreign currency contracts used to hedge foreign denominated accounts receivable from customers overseas and in non-trade receivables.

Working capital decreased approximately 19% to $137.5 million from $170.7 million while the current ratio decreased to 1.7 to 1 from 2.0 to 1. A number of categories experienced changes, but the largest item in the overall decrease was the reclassification of a major long-term borrowing arrangement at a German subsidiary as it moved to within one year of its maturity. Also contributing to the decrease in working capital were acquisitions during the first six months that were financed, in part, with short-term borrowing and available cash.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $16.7 million to $187.6 million. The majority of the increase occurred as a result of the Signet Systems acquisition at the end of July. Management currently anticipates that capital expenditures will double in the current year to approximately $68 million to prepare for expanded business worldwide. Outstanding material commitments for capital expenditures were $17.6 million at September 26, 1995, compared to $13.6 million at March 31, 1995. About $7.2 million of these commitments cover facility improvements and equipment upgrades at various European subsidiaries. Most of the remaining commitments relate to new and existing plant expansions, tooling for new products, and process improvements. Domestically, these commitments will be financed with cash generated by operations; while overseas, the commitments will be financed with internally generated cash and additional borrowing in Europe, as required.

Investment in Affiliates
------------------------

Investment in affiliates declined by $1.7 million. The primary reason for the decrease was the reclassification of the Company's equity investment in Radinam, S.A. to an investment in wholly owned affiliates. As mentioned in footnote 5, Modine acquired its partner's 57% ownership in Radinam S.A. in May 1995.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization rose $35 million. The increase is principally the result of goodwill recorded in conjunction with the Signet Systems, Radinam S.A., and Radiadores Montana S.A. acquisitions.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $2.7 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $1.4 million. Excluding the Signet Systems acquisition, accounts payable and other accrued expenses decreased $12.1 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes decreased $3.1 million from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt increased by $33.4 million from March 31, 1995. Long-term debt, and the related current portion thereof, increased $20.3 million mainly in conjunction with the acquisitions of Radiadores Montana S.A., Signet Systems, Inc., and Radinam S.A. At September 26, the Company had used $15.6 million of its $25 million multi-currency revolving unsecured credit facility. The borrowings were denominated in U.S. dollars ($9.0), German marks (equivalent to $.7 million USD), and Japanese yen (equivalent to $5.9 million USD). The German marks provided working capital for the German subsidiary of our Signet acquisition. The Japanese yen were borrowed as a hedge of our investment in our Japanese joint venture. The current portion of long-term debt coming due in Germany (equivalent to $27.3 million USD) moved to within one year of maturity and is being renegotiated currently. The
Company also issued $5.0 million in promissory notes as partial funding of the Signet Systems acquisition. Scheduled repayments on fixed-rate domestic debt and currency fluctuations account for the balance of the change in long-term debt.

Short-term debt increased by $13.1 million. U.S. bank lines of credit accounted for $5.5 million of the increase for working capital purposes. In addition, the European subsidiaries increased their short-term debt by $7.6 million. This consisted of the equivalent of $6 million USD in German marks, and $3.1 million USD in Dutch guilders. Austrian schilling debt was decreased by the equivalent of $1.5 million USD. Available lines of credit decreased $9.0 million during the first six months, with utilization increases in the U.S. and Netherlands.
Remaining unused bank lines of credit at September 26,1995 were $11.7 million. Total debt to equity increased to 36.3%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $22.1 million to a total of $330.4 million. The net increase resulted primarily from net earnings of $32.7 million for the first six months. Dividends paid to shareholders of $8.9 million, net treasury stock purchases of $3.7 million, and other minor changes to the capital accounts also contributed to the change.

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

     The Mitsubishi Litigation
     -------------------------

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

Item 5.  Other Events.

The Company completed the acquisition of the Signet Systems Division, effective at the close of business July 31, 1995. The cash purchase from The Equion Corporation was valued at approximately $55 million, subject to possible further post-closing adjustments. The Company also assumed certain liabilities as part of the acquisition. A total of 418 Signet employees are located at its main plant in Harrodsburg, Kentucky; at a recently acquired operation in Goch, Germany; and at a sales and engineering office in Detroit, Michigan. Signet is a full-service supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets both in North America and Europe.

The Company purchased in August, 1995 an existing, new building in the Northpoint Industrial Park, in Richland County, South Carolina, near Columbia. The 103,000-sq. ft. building, on a 20-acre parcel, will be equipped to manufacture PF (parallel-flow) oil coolers for vehicles. The plant is scheduled to begin production in mid- 1996 and will employ about 100 people within a year after startup. The new plant will enable Modine to eliminate excessive production loads and the related premium costs at current U.S. plants that make PF products. In addition, it will give Modine the ability to support the expanding use of PF products in more applications and by more customers.

On October 9, 1995, the Company sold the business and assets of its extruded copper-tubing business to National Tube Holding Company, Inc. of Birmingham, Alabama. The sale was effective following the close of business September 26. Modine and National Tube announced a letter of intent for this transaction May 3. The business is located in Dowagiac, Michigan. It was acquired in 1990 when Modine purchased the Heat Transfer Division of Sundstrand Corporation.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

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

                   Note:  The amount of long-term debt
                   ----
                   authorized under any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form 10-K. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

 11*               Computation of per share earnings                    21

 27*               Financial Data Schedule (electronic
                   transmission only)

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one report on Form 8-K/A amending the Form 8-K dated July 31, 1995 regarding the Signet Systems acquisition.
The Form 8-K/A, dated September 29, 1995, included the filing of pro forma financial information with respect to acquisitions made by the Company in the current fiscal year.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By: A. D. REID
                                 ------------------------------------
                                 A. D. Reid, Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 8, 1995       By: W. E. PAVLICK
                                 ------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                      General Counsel and Secretary