Form 10-Q
period 1995-12-26
MODINE MANUFACTURING CO
filed 1996-02-08
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1995
                                       -----------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No ___
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at February 7, 1996
     ------------------------------      -------------------------------
     Common Stock, $0.625 Par Value               29,693,763

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                               Page No.
                                                              --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1995                  3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1995 and 1994
                 and the Nine Months Ended
                 December 26, 1995 and 1994                      4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 1995 and 1994                                   5

               Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                      10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                17

     Item 5.   Other Events                                     18

     Item 6.   Exhibits and Reports on Form 8-K                 18

Signatures                                                      19

                   MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              December 26, 1995 and March 31, 1995
            (In thousands, except per-share amounts)
                           (Unaudited)
                                             December 26, 1995   March 31,1995
                                             -----------------   -------------
ASSETS
 Current assets:
 Cash and cash equivalents                       $ 22,629            $ 32,691
 Trade receivables, less allowance for
  doubtful accounts of $6,276 and $6,424          147,101             145,231
 Inventories                                      144,502             136,114
 Deferred income taxes and other current
  assets                                           26,594              26,346
                                                 --------            --------
 Total current assets                             340,826             340,382
                                                 --------            --------

 Other assets:
 Property, plant, and equipment - net             194,084             170,872
 Investment in affiliates                           6,194               8,016
 Intangible assets, less accumulated
  amortization of $10,003 and $7,564               68,682              34,090
 Deferred charges and other noncurrent
  assets                                           40,579              36,827
                                                 --------            --------
 Total other assets                               309,539             249,805
                                                 --------            --------
  Total assets                                   $650,365            $590,187
                                                 ========            ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                 $ 14,806            $ 13,565
 Long-term debt - current portion                  12,775              10,853
 Accounts payable                                  65,171              74,194
 Accrued compensation and employee benefits        41,355              38,285
 Income taxes                                       3,489               7,004
 Accrued expenses and other current
  liabilities                                      25,752              25,748
                                                 --------            --------
 Total current liabilities                        163,348             169,649
                                                 --------            --------
 Other liabilities:
 Long-term debt                                    89,355              62,220
 Deferred income taxes                             12,553              12,958
 Other noncurrent liabilities                      44,619              37,088
                                                 --------            --------
 Total other liabilities                          146,527             112,266
                                                 --------            --------
    Total liabilities                             309,875             281,915
                                                 --------            --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none               -                   -
 Common stock, $0.625 par value, authorized
  80,000 shares, issued 30,342 shares              18,964              18,964
 Additional paid-in capital                         8,993               7,897
 Retained earnings                                330,487             296,614
 Foreign currency translation adjustment            4,849               5,159
 Treasury stock at cost: 671 and 642
  shares, respectively                            (19,953)            (16,669)
 Restricted stock - unamortized value              (2,850)             (3,693)
                                                 --------            --------
    Total shareholders' investment               $340,490            $308,272
                                                 --------            --------
    Total liabilities and shareholders'
      investment                                 $650,365            $590,187
                                                 ========            ========

     (See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 1995 and 1994
              For the nine months ended December 26, 1995 and 1994
                    (In thousands, except per-share amounts)
                                   (Unaudited)
                                                    Three months ended               Nine months ended
                                                  -----------------------         -----------------------
                                                        December 26                      December 26
                                                  -----------------------         -----------------------
                                                     1995         1994               1995         1994
                                                  ----------   ----------         ----------   ----------
Net Sales                                          $ 252,817    $ 240,505          $ 746,325    $ 670,701
Cost of sales                                        189,002      170,912            553,691      476,703
                                                   ---------    ---------          ---------    ---------

Gross profit                                          63,815       69,593            192,634      193,998
Selling, general, and administrative expenses         42,387       39,894            119,036      112,828
                                                   ---------    ---------          ---------    ---------

Income from operations                                21,428       29,699             73,598       81,170
Non-operating income                                   5,639        1,619             10,350        5,782
Interest expense                                      (1,660)      (1,511)            (5,166)      (4,920)
Non-operating expense                                 (1,145)      (1,569)            (3,341)      (3,521)
                                                   ---------    ---------          ---------    ---------

Earnings before income taxes                          24,262       28,238             75,441       78,511
Provision for income taxes                             9,407       10,825             27,867       29,467
                                                   ---------    ---------          ---------    ---------

Net earnings                                       $  14,855    $  17,413          $  47,574    $  49,044
                                                   =========    =========          =========    =========

Net earnings per share of common stock*                $0.49        $0.57              $1.56        $1.61
                                                   =========    =========          =========    =========

Dividends per share                                   $0.150       $0.130             $0.450       $0.390
                                                   =========    =========          =========    =========

Average common shares and common share
  equivalents outstanding                             30,318       30,563             30,454       30,546
                                                   =========    =========          =========    =========

(See accompanying notes to consolidated financial statements.)

*See EXHIBIT 11 for computation of earnings per share.

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 1995 and 1994
                           (Unaudited)
                                                 Nine months ended December 26
                                                 -----------------------------
                                                     1995             1994
                                                  ----------       ----------
Net cash provided by operating activities          $ 66,503         $ 48,421

Cash flows from investing activities:
Expenditures for property, plant, and
  equipment                                         (39,066)         (23,135)
Acquisitions, net of cash acquired                  (55,460)               0
Proceeds from sale of business                        9,062                0
Investments in affiliates                                 0            1,500
Proceeds from dispositions of property,
  plant, and equipment                                2,143              198
Other - net                                             269              503
                                                   --------         --------

Net cash (used for) investing activities            (83,052)         (20,934)

Cash flows from financing activities:
Increase/(decrease) in short-term debt - net            347           (8,987)
Additions to long-term debt                          54,331              887
Reductions of long-term debt                        (30,928)         (11,479)
Issuance of common stock, including treasury
  stock                                               2,115            4,407
Purchase of treasury stock                           (6,033)          (4,885)
Cash dividends paid                                 (13,345)         (11,576)
                                                   --------         --------

Net cash provided by/(used for) financing
  activities                                          6,487          (31,633)
                                                   --------         --------

Net (decrease) in cash and cash equivalents         (10,062)          (4,146)
Cash and cash equivalents at beginning of
  period                                             32,691           38,523
                                                   --------         --------

Cash and cash equivalents at end of period         $ 22,629         $ 34,377
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

                                                  (In Thousands)
     ------------------------------------------------------------

                            December 26, 1995     March 31, 1995
     ------------------------------------------------------------
     Raw materials             $ 38,310              $ 37,279
     Work in process             46,136                40,879
     Finished goods              60,056                57,956
                               --------              --------
      Total inventories        $144,502              $136,114
                               ========              ========


2.   Property, plant, and equipment is composed of:

                                                  (In Thousands)
     ------------------------------------------------------------

                            December 26, 1995     March 31, 1995
     ------------------------------------------------------------

     Gross, property,
      plant & equipment        $424,636              $386,518
     Less accumulated
      depreciation             (230,552)             (215,646)
                               --------              --------
       Net property,
        plant & equipment      $194,084              $170,872
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


4. On May 3, 1995, the Company announced a letter of intent had been signed with National Tube Holding Company, Inc. of Birmingham, Alabama for the acquisition of Modine's copper extrusion business in Dowagiac, Michigan. On October 9, 1995, the Company announced the completion of the sale effective following the close of business September 26, 1995. The Company, based upon current estimates, recognized a pretax gain from the sale of approximately $3.5 million in the third quarter.

5. In the first quarter of fiscal 1996, the Company made two small acquisitions. Effective April 1, the Company, through its wholly owned subsidiary NRF Holding B.V., acquired Radiadores Montana S.A., a Spanish manufacturer and distributor to the automotive aftermarket. Based in Granada, Spain, Montana produces radiators and radiator cores, oil coolers, heaters, and air-conditioning condensers and evaporators for on- and off-highway vehicles and for industrial applications. At the end of May, the Company acquired its partner's 57-percent ownership in the joint venture company Radinam S.A., which owns Mexpar (Manufacturera Mexicana de Partes de Automoviles S.A. de C.V.), a radiator manufacturer in Mexico City. Mexpar produces automotive radiators primarily for the aftermarket. In addition, Mexpar serves original equipment manufacturers of vehicles in Mexico. The acquisitions were financed through a combination of additional borrowing and cash provided by operations.

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

     The Company intends to continue to use the plants, machinery and equipment, and other assets obtained in the acquisitions for the manufacture of heat-transfer products. The combined purchase price of the three acquisitions, subject to further adjustments, totaled approximately $57,483,000 in cash and $5,000,000 in promissory notes to Equion Corporation. Combined goodwill acquired, based upon preliminary estimates, is $36,780,000, and is being amortized on a straight line basis over 15 years.

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

     Details of businesses acquired in purchase transactions, subject to further adjustments, were as follows:


     Value of assets acquired, including intangibles,
       excluding cash acquired of $2,023,000               $ 84,719,000
     Liabilities assumed and created                        (26,779,000)
     Equity investment in affiliate                          (2,480,000)
                                                           ------------
              Net cash paid for acquisitions               $ 55,460,000

6. The following pro forma financial information presented below is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the disposal and acquisitions discussed in Notes 4 and 5, respectively, taken place on the date assumed below, nor are those results necessarily indicative of the results of future combined operations.

     On a pro forma basis, the unaudited consolidated results of operations would have been as follows had the disposal and acquisitions occurred on April 1, 1994, after giving effect to certain adjustments.

                                                     Nine Months Ended
                                                    -------------------
                                                       December 26
                                                    -------------------
     (In thousands, except per share amounts)         1995       1994
                                                    --------   --------

     Net Sales                                      $752,426   $719,334
     Net Earnings                                   $ 46,069   $ 46,648
     Net Earnings Per Share:
            Primary                                    $1.51      $1.53
            Fully Diluted                              $1.51      $1.53


7. In November 1995, the Company purchased the business and certain assets of Emmett Radiator Supply, Inc., in El Paso, Texas, and Emmett Radiator Supply, Inc., in Albuquerque, New Mexico. Both sites have become additional sales branches in the Aftermarket Division. The purchase price was not material to the consolidated financial statements. The results of operations did not have a material effect on the consolidated results of operations and, accordingly, is not included in the pro forma presentation above.

8. In October of 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Under the accounting and disclosure requirements promulgated in the statement, the Company must adopt the provisions in its fiscal year beginning April 1, 1996. The Company is currently evaluating the accounting and disclosure alternatives provided for under the provisions of the statement. At this time, Management has not selected the planned method of adoption and therefore cannot reasonably estimate the probable impact, if any, on the consolidated financial statements.

9. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1995 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 1996 are not necessarily indicative of the results to be expected for the full year.

10. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1995.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1995-96 with the Third Quarter
-----------------------------------------------------------------
of 1994-95
----------

Net sales for the third quarter of fiscal 1995-96 were a record $252.8 million, up 5.1% from the $240.5 million reported in the third quarter of last year. The Company's European operations' generated over 80% of the sales increase, or approximately $10 million, with almost 60% of this growth arising from favorable currency fluctuations compared to the same quarter, a year ago. The Company's most recent acquisition, Signet Systems, contributed almost $20 million to the sales growth in the quarter. The sale of the Company's copper-tubing business, effective at the end of the second quarter, resulted in a sales reduction of just over $8 million from the same quarter in the prior year. The aftermarket and automotive divisions registered lower sales due to competitive forces in the North American aftermarket and a general softening of the U.S. economy.

Modine's quarterly sales, when including those from newly acquired Signet Systems, increased to all but one of its major markets. The largest percentage increases were to off-highway-equipment customers and to original-equipment manufactures of passenger cars and light trucks. Sales to the building-HVAC market were lower than the year before due to decreases in sales to manufacturers of residential heating and air-conditioning equipment and by the copper-tubing business sale at the end of the second quarter.

Gross margin declined 3.7%, as a percentage of sales, over the third quarter of the previous year to 25.2% from 28.9%. Contributing factors to the overall reduction in gross margin were: higher raw material costs that were passed on to most original-equipment customers without corresponding markups; competitive pressures in the North American aftermarket; a higher percentage of total sales by the Company's European operations and the inclusion of three months operating results from the newly acquired Signet Systems, which are both generally earning lower gross margins than the overall Company average.

Selling, general and administrative expenses increased 6.2% over last year's third quarter while remaining almost flat as a percentage of sales. Excluding Signet Systems, acquired at the end of July, selling, general and administrative expenses declined by $0.8 million or 2.0%.

Interest expense rose by 9.9% from the same quarter a year ago. Increased borrowing relative to the Signet acquisition and higher capital spending in Europe in order to prepare for expanding business worldwide were the main factors contributing to higher interest costs.

Net non-operating income increased by $4.0 million. The increase is primarily the result of the $3.5 million gain recognized from the sale of the Company's copper-tubing business.

The effective tax rate increased by 0.5% when compared to the same period last year.

Net earnings for the third quarter were $14.9 million or $.49 per share, down 14.7% from last year's $17.4 million, or $.57 per share.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Nine Months of 1995-96 with the First
-------------------------------------------------------------
Nine Months of 1994-95
----------------------

Net sales for the first nine months of fiscal 1995-96 were a record $746.3 million, up 11.3% from the $670.7 million reported in the first nine months of last year. The Company's European operations generated 62% of the sales increase, or approximately $47 million, with close to $26 million of the increase in Europe arising from favorable currency fluctuations over the same period, a year ago. Signet Systems, the Company's newest acquisition, contributed over $30 million to the sales increase. The sale of the Company's copper-tubing business at the end of the second quarter resulted in a loss of approximately $8 million of sales recorded in the third quarter last year.

Modine's worldwide shipments during the first nine months grew the most in the passenger-car and light-truck market with the largest sales growth to European customers. The second largest gain was recorded in agricultural- and construction segments of the off-highway market. The remaining markets demonstrated modest growth with the exception of the building-HVAC market, which recorded a decline due to decreases in sales to manufacturers of residential heating and air-conditioning equipment The sale of the copper tubing business, effective at the end of the second quarter, also contributed to the decline registered in the building-HVAC market.

Gross margin decreased 3.1%, as a percent of sales, over the first nine months of the previous year to 25.8% from 28.9%. Once again the primary factors contributing to the decline were: higher raw material costs that are being passed on to most original-equipment customers without corresponding markups; competitive pricing pressures in the North American aftermarket; a higher percentage of total sales by the Company's European operations and the inclusion of five months operating results from the newly acquired Signet Systems, which are both generally earning lower gross margins than the overall Company average.

Selling, general and administrative expenses increased 5.5% over the first nine months last year while declining 0.9% as a percentage of sales. The increase is primarily attributable to the Signet Systems acquisition, which was included in the consolidated results of operations beginning in August.

Average outstanding debt levels during the first nine months rose by approximately $10.6 million, or 11.6%, over the same period a year ago. Corresponding interest expense increased only 5.0% over the same nine month period, a year ago. Interest expense grew at a slower rate in part due to a continuing reduction in higher rate domestic debt through normally scheduled repayments. More favorable interest rates on outstanding domestic and foreign variable rate debt also contributed to the slower growth rate of interest expense when compared to average debt outstanding.

The effective tax rate decreased by 0.6% when compared to the same period last year.

Net earnings for the nine months were $47.6 million, or $1.56 per share, down 3.0% from last year's $49.0 million, or $1.61 per share.

Outlook for the Remainder of the Year
-------------------------------------

In December, Modine adjusted its sales and earnings estimates for the fiscal year ending March 31, 1996. The reduction was primarily due to competitive forces in the North American aftermarket and to a general softening of the U.S. economy, which is affecting sales to original-equipment manufacturers of highway
vehicles.    Business remains solid, but full-year sales are
likely to be up less than 10 percent from last year's record. Continued pressures on margins worldwide, partially a reflection of high material costs, will result in annual earnings that will reach 90 to 95 percent of the prior year's record, ending with the second-highest earnings year ever. This will include an after-tax gain of approximately seven cents per share from the sale of Modine's copper-tubing business in the third fiscal quarter.

                       FINANCIAL CONDITION
                       -------------------

Comparison between December 26, 1995 and March 31, 1995
-------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $10.1 million to a total of $22.6 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $1.9 million, or 1.3%. Excluding the recent Signet Systems acquisition, net trade receivables declined by $8.4 million, or approximately 5.8%. The reduction is partially the result the sale of the company's copper-tubing business at the end of the second quarter. Also contributing to the reduction were lower sales to the North American aftermarket and original-equipment manufacturers of highway vehicles in the third quarter.

Overall inventory levels increased by $8.4 million. The majority of the increase is attributable to the Signet Systems acquisition and other smaller acquisitions made in the current year. Offsetting part of the increase from the acquisitions, is a reduction from the sale of the Company's copper tubing business at the end of the second quarter. Other smaller variations in inventory levels in the Company's operating units accounted for the remaining increase.

Working capital increased approximately 4% to $177.5 million from $170.7 million while the current ratio increased to 2.1 to 1 from 2.0 to 1.
A number of categories experienced changes, but the largest items contributing to the increase were higher inventories as a result of acquisitions during the year and lower accounts payable due to normal timing difference in the level of operating activity. These increases were offset in part by a reduction in cash used to finance acquisitions and capital expenditures that occurred in the first nine months.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $23.2 million to $194.1 million. A little over 50% of the increase occurred as a result of the Signet Systems acquisition at the end of July. Management currently anticipates that capital expenditures will rise to $50-60 million in the current year to prepare for expanded business worldwide. Outstanding material commitments for capital expenditures were $19.2 million at December 26, 1995, compared to $13.6 million at March 31, 1995. About $7.2 million of these commitments cover facility improvements and equipment upgrades at various European subsidiaries. Most of the remaining commitments relate to new and existing plant expansions, tooling for new products, and process improvements. Domestically, these commitments will be financed with cash generated by operations; while overseas, the commitments will be financed with internally generated cash and additional borrowing in Europe, as required.

Investment in Affiliates
------------------------

Investment in affiliates declined by $1.8 million. The primary reason for the decrease was the reclassification of the Company's equity investment in Radinam, S.A. to an investment in wholly owned affiliates. As mentioned in footnote 5, Modine acquired its partner's 57% ownership in Radinam S.A. in May 1995.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization rose $34.6 million.
The increase is principally the result of goodwill recorded in conjunction with the Signet Systems, Radinam S.A., Radiadores Montana S.A.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $3.8 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $5.9 million. Excluding the Signet Systems acquisition, accounts payable and other accrued expenses decreased $15.7 million. Normal timing differences in the level of operating activity were responsible for the decline.
Accrued income taxes decreased $3.5 million from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt increased by $30.3 million from March 31, 1995. Long-term debt increased $29.1 million mainly in conjunction with the acquisitions of Radiadores Montana S.A., Signet Systems, Inc., and Radinam S.A. At December 26, the Company had used $14.8 million of its $25 million multi-currency revolving unsecured credit facility. The borrowings were denominated in U.S. dollars ($8.0), German marks (equivalent to $.9 million
USD), and Japanese yen (equivalent to $5.9 million USD). The German marks provided working capital for the German subsidiary of our Signet acquisition. The Japanese yen were borrowed as a hedge of our investment in our Japanese joint venture. The equivalent of $27.7 million USD was renegotiated in Germany to extend the maturities to fiscal years ending in 1997 and 1999.
The Company also issued $5.0 million in promissory notes as partial funding of the Signet Systems acquisition. Scheduled repayments on fixed-rate domestic debt and currency fluctuations account for the balance of the change in long-term debt.

Short-term debt increased by $1.2 million at the company's European subsidiaries. This overall change consisted of the equivalent of $2.4 million USD increase in Dutch guilders, and $2.0 million USD decrease in Austrian schillings, with the balance of the activity at our German subsidiaries. Available lines of credit were unchanged in total, with $20.6 million available. The lines of credit available in the Netherlands decreased by $3.5 million. The lines of credit available in Germany and Austria increased by $2.4 million and $1.1 million, respectively. Total debt to equity increased to 34.3%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $32.2 million to a total of $340.5 million. The net increase resulted primarily from net earnings of $47.6 million for the first nine months. Dividends paid to shareholders of $13.3 million, net treasury stock purchases of $3.3 million, and other minor changes to the capital accounts also contributed to the change.

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

     The Mitsubishi Litigation
     -------------------------

In November 1991, the Company filed a lawsuit in the Federal District
Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America,
Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In July 1993, the ITC reversed an earlier ruling by a hearing officer and upheld, as valid and enforceable, the Company's 4,998,580 patent on parallel-flow air-conditioning condensers. The ITC also ruled that specific condensers from the two Japanese companies did not infringe the Company's patent. Each of the parties appealed to the U.S. Court of Appeals for the Federal Circuit the portion of the ITC opinion adverse to them. In February 1996, the U.S. Court of Appeals for the Federal Circuit, upheld the patent as valid and enforceable and remanded the case back to the ITC for a determination with respect to Showa infringement. In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U. S. Patent Office of the patents involved. All legal and court costs associated with these cases have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

Item 5.  Other Events.

As previously reported, in May of 1986, the Board of Directors authorized the Company to acquire up to 10% per year of the issued and outstanding shares of the common stock of the Company. Pursuant to this authorization, the Company purchases shares of its common stock from time to time as such shares become available on the open market or in private transactions for resale to the employee stock purchase plans and for other corporate purposes. Since December 31, 1994, the Company has purchased at market price a total of 338,245 shares, 167,836 shares of which were purchased during the fourth fiscal quarter of 1994-95, and 170,409 shares of which were purchased from April 1, 1995 through December 31, 1995. The Company currently has
648,401 shares (as of February 6, 1996) in its Treasury.

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

                  Note:  The amount of long-term debt
                  authorized under any instrument
                  defining the rights of holders of long-
                  term debt of the Registrant, other
                  than as noted above, does not exceed
                  ten percent of the total assets of the
                  Registrant and its subsidiaries on a
                  consolidated basis.  Therefore, no
                  such instruments are required to be
                  filed as exhibits to this Form 10-K.
                  The Registrant agrees to furnish
                  copies of such instruments to the
                  Commission upon request.

Reference Number
per Item 601 of
Regulation S-K                                                      Page
--------------                                                      ----

 11*              Computation of per share earnings                  21

 27*              Financial Data Schedule (electronic
                  transmission only)

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed no reports on Form 8-K during this third fiscal quarter.

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


                              MODINE MANUFACTURING COMPANY
                              (Registrant)

                              By:  A. D. REID
                                 ---------------------------------------
                                   A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 8, 1996       By:  W. E. PAVLICK
                                 ---------------------------------------
                                   W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary

<PAGE