Form 10-K
period 1996-03-31
MODINE MANUFACTURING CO
filed 1996-06-27
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1996
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from          to
                                           --------    --------

                    Commission file number 1-1373
                                           ------

                     MODINE MANUFACTURING COMPANY
- ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


          WISCONSIN                                        39-0482000
- --------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                       53403
- -------------------------------------------            --------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (414) 636-1200
                                                   ---------------

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
- ----------------------------------------------------------------------------
                             (Title of Class)


            An Exhibit index appears at pages 18-23 herein.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No ____
                                               -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [X]


Approximately 47% of the outstanding shares are held by non-affiliates.
The aggregate market value of these shares was approximately
$360,548,785 based on the market price of $25.75 per share on June 18, 1996. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 29,791,265 at June 18, 1996.

DOCUMENTS INCORPORATED BY REFERENCE
- -----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                        Location in Form 10-K
- ---------------------                        ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 1996         Part I of Form 10-K
                                             (Item 1)

                                             Part II of Form 10-K
                                             (Items 7, 8)

                                             Part IV of Form 10-K
                                             (Item 14)

1996 Definitive Proxy Statement dated
    June 7, 1996                             Part III of Form 10-K
                                             (Items 10, 11, 12, 13)

                             TABLE OF CONTENTS
                             -----------------
                 MODINE MANUFACTURING COMPANY - FORM 10-K
                     FOR THE YEAR ENDED MARCH 31, 1996

                                                                  10-K Pages
                                                                  ----------

Cover

Table of Contents

Part I
- ------
     Item 1  -  Business
     -------------------
                General, Foreign and Domestic Operations,
                Competitive Position, Customer Dependence,
                Backlog of Orders, Raw Materials, Patents,
                Research and Development, Environmental
                Matters, Employees, Seasonal Nature of
                Business, Working Capital Items                       5

     Item 2  -  Properties                                           12
     ---------------------

     Item 3  -  Legal Proceedings                                    13
     ----------------------------

     Item 4  -  Submission of Matters To A Vote of Security
     ------------------------------------------------------
                Holders                                              14
                -------

Part II
- -------
     Item 5  -  Market for Registrant's Common Equity and
     ----------------------------------------------------
                Related Stockholder Matters                          14
                ---------------------------

     Item 6  -  Selected Financial Data                              15
     ----------------------------------

     Item 7  -  Management's Discussion and Analysis of
     --------------------------------------------------
                Financial Condition and Results of Operations        15
                ---------------------------------------------

     Item 8  -  Financial Statements & Supplementary Data            15
     ----------------------------------------------------

     Item 9  -  Changes in and Disagreements with
     --------------------------------------------
                Accountants on Accounting and Financial
                ---------------------------------------
                Disclosure                                           16
                ----------

                                                                  10-K Pages
                                                                  ----------

Part III
- --------
     Items 10 and 11  -  Directors and Executive
     -------------------------------------------
                Officers of the Registrant; Executive
                -------------------------------------
                Compensation                                         16
                ------------

     Item 12 - Security Ownership of Certain Beneficial
     --------------------------------------------------
               Owners and Management                                 17
               ---------------------

     Item 13 - Certain Relationships and Related
     -------------------------------------------
               Transactions                                          17
               ------------

Part IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules,
     --------------------------------------------------
               and Reports on Form 8-K                               17
               -----------------------
     1)  Financial Statements
     2)  Financial Statement Schedules
     3)  Consent of Independent Accountants
     4)  Exhibit Index

Signatures                                                           24
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

Within this industry, the Company manufactures various products as is demonstrated by the following table :

                                  Years ended March 31
                          --------------------------------------
                          1996     1995    1994     1993    1992

Radiators & Radiator       41%      42%     45%      45%     45%
Cores
Vehicular Condensers
  & Evaporators            17%      14%     12%      12%     13%
Oil Coolers                16%      16%     15%      13%     13%
Charge Air Coolers         12%      12%     11%      10%      7%
Building HVAC               8%       9%     11%      14%     15%
Miscellaneous               6%       7%      6%       6%      7%

A world trend has been consolidation to fewer but larger suppliers in the markets the Company serves. To serve its global markets, Modine has established manufacturing operations in North America, Europe, and Asia/Pacific. The Company's significant international operations are located in the following countries:

North America
- -------------

The Company maintains a Canadian subsidiary, Modine of Canada, Ltd., an Ontario company, which manufactures cores for the automotive aftermarket, and which owned 100% of The Radman Corporation, Ltd., a Canadian federal company which licenses certain trademarks to automotive radiator repair shops. On April 1, 1996 the Radman Corporation, Ltd. was amalgamated with and into Modine of Canada, Ltd. and ceased to exist as a separate entity as of that date.

The Company operates a subsidiary, Modine Transferencia de Calor, S.A. de C.V., a Mexican company which manufactures, assembles, and exports to the U.S., heat exchangers for a variety of non-vehicular applications.

In May, 1995, the Company purchased its joint venture partner's 57% interest in Radinam S.A., a Mexican producer of radiators and other automotive components for original equipment manufacturers and the automotive aftermarket. Radinam's manufacturing facilities are located in Mexico City.

Europe
- ------

The Company operates a subsidiary, NRF B.V., a Dutch company. NRF produces replacement radiator cores, sheet metal radiators, and industrial and marine heat exchangers. NRF also owns subsidiaries that export products and distribute products throughout Europe.

The Company operates a subsidiary, Modine GmbH, based in Neuenkirchen, Germany, which manufactures copper/brass sheet metal radiators for the European industrial and agricultural markets.

In July, 1995, the Company acquired, through its acquisition of Signet Systems, Inc., all of the issued and outstanding stock of Signet Systems GmbH located in Goch, Germany. Signet Systems GmbH is a supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets in Europe.

In May, 1995, the Company, through its subsidiary NRF B.V., acquired Radiadores Montana S. A., a Spanish manufacturer and distributor of radiators, radiator cores, oil coolers, heaters, and air conditioning condensers and evaporators for the automotive aftermarket and for industrial applications.

In the fiscal 1994-95, an unoccupied NRF facility located in Uden, The Netherlands was converted to allow production of aluminum vacuum brazed products beginning in the fall of 1994. Modine Uden B.V. operates as part of the L&R Automotive business group.

In the third quarter of fiscal 1993-94, the Company acquired, through Modine Holding GmbH, the entire equity interest in Heinrich Langerer & Reich GmbH & Co. ("L&R") and certain specified liabilities. The acquisition includes plant, equipment, and certain real property located in Pleizhausen, Germany, and the equipment and leasehold interest in certain real property located in Filderstadt-Bernhausen, Germany. The acquisition also includes the equity interest held by L&R in Hungaro Langerer Gepjarmutechnikai Kft., a Hungarian company. The Filderstadt-Bernhausen operation manufactures heat exchangers for the truck, bus, and industrial markets and also includes research and development and administrative facilities. The Pleizhausen operation manufactures aluminum heat exchangers for the passenger car market.

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

The three business groups are: (1) L & R Automobiltechnik, an automotive business unit. It includes the L&R plant in Pleizhausen, Germany; AWG in Berndorf, Austria; and the re-opened plant location in Uden, The Netherlands; (2) L & R Heavy Duty business unit which includes the Modine GmbH operations in Neuenkirchen and the L&R facilities in Bernhausen, Germany, and in Mezokovesd, Hungary; and (3) an aftermarket business unit that operates under the aegis of the automotive business unit. It includes NRF BV in Mill, the Netherlands.

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

The Company established a sales subsidiary in Japan, Modine Asia K.K., in February, 1995.

Exports
- -------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 12.9%, 13.8% and 14.3% for fiscal years ended in 1996, 1995 and 1994, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 12.9%, 13.8% and 14.3% for fiscal years ended in 1996, 1995 and 1994, respectively. Royalties from foreign licensees as a percentage of total earnings were 1.0%, 1.0% and 2.1% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
- -------------------------------

Financial information relating to the Company's foreign and domestic operations, including export sales, is included in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference at
Note 18 on Page 28 therein.

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

Customer Dependence
- -------------------

Ten customers accounted for approximately 37.7% of the Company's sales in the fiscal year ended March 31, 1996. These customers, listed alphabetically, were: American Honda Motor Co., Inc., BMW, Caterpillar Company, Chrysler Motor Corporation, Fiat, Ford Motor Company, John Deere, Navistar, Paccar, Inc. and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
- -----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as copper, brass, steel and aluminum and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 1996-97.

Raw Materials
- -------------

Copper, brass, aluminum, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials through the end of fiscal year 1997 will be adequate.

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

Research and Development
- ------------------------

Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 1995-96 amounted to $14,256,000; in fiscal 1994-95 amounted to $10,907,000; and in fiscal
1993-94 amounted to approximately $9,509,000. There were no significant expenditures on research activities which were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and system designs.

Environmental Matters
- ---------------------

It is Modine's policy to comply with all environmental laws and regulations without regard to the degree of enforcement. In addition, the Company analyzes its business decisions, operations and processes to find ways to eliminate or curtail pollution. Consistent with this philosophy, the Company amended its corporate environmental policy in 1991 to include a waste minimization program. This program has thus far achieved a corporate-wide reduction in wastes of over 65% through calendar year 1995. The program is currently being modified to include better tracking mechanisms and a new, innovative method of classifying and ranking wastes based on degree of toxicity. Although environmental compliance costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

In addition to the various federal, state and local environmental laws and regulations governing its operations and products, the Company (as well as its competitors) is required to incur expenses for remedial actions at various facilities and waste disposal sites. An obligation to take such action may result from current laws, such as the federal Superfund law, or the issuance of new regulations, or as a result of accidental leaks or spills in the ordinary course of business. In addition, an obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigatory and/or remedial work to ensure sufficient protection to the environment.

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of five hazardous waste sites. Under the federal Superfund law, joint and several liability is imposed on all owners, operators and generators involved at the designated sites. However, because of Modine's extremely limited involvement as a generator of hazardous waste, it is unlikely Modine would be required to make a material financial contribution for remediation. At one of these sites, no evidence exists to establish that Modine ever disposed of its hazardous wastes there; at the remaining four sites, Modine's involvement is as a de minimis PRP (potentially responsible party), having less than a one percent share of the wastes disposed.

Seven of the Company's manufacturing facilities currently have been identified as requiring soil and/or groundwater remediation. Because of the joint and several liability of former landowners, contractual obligations, and certain state programs that provide for partial reimbursement of certain remediation costs, it is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

Recent environmental legislation will require significant capital equipment expenditures over the next five to six years. For the fiscal year ending March 31, 1996 capital expenditures and expenses were $980,000. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. The expenditures relate mostly to air and water quality projects and site clean-up activities at the Company's facilities.

In fiscal 1996-97, approximately $2,750,000 may be invested in air and water pollution control equipment, process changes, and hazardous waste minimization equipment and programs in order to comply with existing and new federal, state and local environmental laws and regulations. Operating expenses of some facilities may be increased because of such equipment but the competitive position of the Company is not expected to change materially.

Employees
- ---------

The number of persons employed by the Company at March 31, 1996, was approximately 7,600.

Seasonal Nature of Business
- ---------------------------

In recent years the Company's business has become more continuous and less seasonal. However, a degree of seasonality may still be experienced since the Aftermarket, Commercial Products, Heating, and Signet Systems Divisions are affected by weather patterns, constructions starts, and other factors. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail for the past five years illustrates the degree of fluctuation:


 Fiscal
  Year                                                    Fiscal
  Ended     First      Second     Third      Fourth        Year
March 31   Quarter    Quarter    Quarter    Quarter       Total
- --------   -------    -------    -------    -------       -----

                        ($ In Thousands)

  1996     $239,216   $254,292   $252,817   $244,168     $990,493
  1995      208,436    221,760    240,505    242,309      913,010
  1994      147,171    156,964    172,351    193,067      669,553
  1993      133,817    144,603    146,591    145,828      570,839
  1992      125,879    132,702    130,805    137,194      526,580

Five-year  $170,904   $182,064   $188,614   $192,513     $734,095
Average

Percent         23%        25%        26%        26%         100%
of Year

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


ITEM 2.  PROPERTIES.
- ------   ----------

The Company's general offices, along with laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky and Bernhausen, Germany. Almost all of the Company's manufacturing and larger distribution centers are owned outright. A few manufacturing facilities and numerous regional sales and service centers, distribution centers and offices are occupied under various lease arrangements.

The Company's facilities, on a geographic basis, are as follows:

      Type of             North                   Asia/
      Facility            America     Europe      Pacific    Total
      --------            -------     ------      -------    -----

      Manufacturing         21          9                     30
      Distribution           3          1                      4
      Sales & Service
        Centers/Offices     14         15           1         30
      Joint Ventures                                1          1
                            --         --          --         --
      Total                 38         25           2         65


Total square footage of the 65 facilities is approximately 6,482,930 square feet.

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


                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- ------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1995-96 and 1994-95. As of April 1, 1996, shareholders of record numbered approximately 4,713; it is estimated that beneficial owners numbered at least 12,500.

                1995-96                      1994-95
- -------------------------------------------------------------------------

Quarter      High    Low    Dividends       High    Low     Dividends

First       $39.75  $31.50   $.15          $30.00  $23.75     $.13
Second       40.50   28.75    .15           29.00   24.75      .13
Third        32.00   24.00    .15           31.25   25.25      .13
Fourth       26.50   22.50    .15           34.75   27.00      .13
   TOTAL                     $.60                             $.52
- -------------------------------------------------------------------------

Certain of the Company's loan agreements limit the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $120,399,000 was available for these purposes at March 31, 1996. (These restricted payments may not exceed $30,000,000 in any fiscal year.) In October 1986, the Company adopted a shareholder rights plan and issued one right for each share of common stock. The rights are not currently exercisable but will become exercisable 10 days after a shareholder has acquired 20 percent or more, or commenced a tender or exchange offer for 30 percent or more, of the Company's common stock. Each right will initially entitle the holder to purchase a unit of 1/100 Preferred Series A Participating Stock at $21.25 per unit. However, in the event of certain mergers, sales of assets, or self-dealing transactions involving a 20 percent or more shareholder, each right not owned by such 20 percent or more shareholder will be modified so that it will then be exercisable for common stock having a market value of twice the exercise price of the right. The rights are redeemable in whole by the Company, at a price of $.0125 per right, at any time before 20 percent or more of the Company's common stock has been acquired. On January 18, 1995, the Board of Directors of the Company authorized the amendment of the Rights Agreement by extending the final expiration date of the Rights from October 27, 1996 to October 27, 2006. Accordingly, the Rights expire on October 27, 2006, unless previously redeemed.


ITEM 6.  SELECTED FINANCIAL DATA.
- ------   -----------------------

                                          Fiscal Year ended March 31
                       ------------------------------------------------------
                         1996      1995      1994         1993        1992

Sales (in thousands)   $990,493  $913,010  $669,553     $570,839    $526,580
Net earnings (in
  thousands)             61,399    68,442    43,990***    19,987**    28,019
Total assets (in
  thousands)            671,836   590,187   509,981      405,187     383,475
Long-term debt (in
  thousands)             87,809    62,220    77,646       52,350      74,295
Dividends per share*        .60       .52       .46          .42         .38
Net earnings per share*    2.02      2.24      1.44***       .66**       .93

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

Certain information required hereunder is incorporated by reference from the Company's 1995-96 Annual Report to Shareholders, pages 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16 and 18, attached as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- ------   -------------------------------------------

The report of Coopers & Lybrand LLP dated May 1, 1996, the Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, and Notes to Consolidated Financial Statements, appearing on pages 15, 17, 19, 20, and 21-29 of the Company's 1995-96 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 1995-96 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

There were no disagreements on accounting or financial disclosures between the Company and its auditors.


                                 PART III
                                 --------

ITEMS 10 and 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
- ---------------   ---------------------------------------------------
                  EXECUTIVE COMPENSATION.
                  ----------------------

The information about directors and executive officers and executive compensation on pages 2 - 4 and pages 8, 9, 12, and 13, of the Company's definitive Proxy Statement dated June 7, 1996 under the headings "Election of Directors", "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 10 - 12.

                     Executive Officers of Registrant

                                                                       Officer
   Name               Age              Position                         Since
   ----               ---              --------                        -------

R. T. Savage          57     President and Chief Executive Officer       1981
D. R. Johnson         54     Executive Vice President, Operations        1988
W. E. Pavlick         62     Senior Vice President, General Counsel
                               and Secretary                             1979
V. S. Frangopoulos    60     Group Vice President, Off-Highway
                               Products                                  1981
M. G. Baker           56     Group Vice President, Distributed
                               Products                                  1987
L. D. Howard          52     Group Vice President, Europe                1991
D. B. Rayburn         48     Group Vice President, Highway Products      1991
J. H. Firestone       58     Vice President, Quality & Environment       1990

                                                                       Officer
   Name               Age              Position                         Since
   ----               ---              --------                        -------

J. J. Hankey          46     Vice President and General Manager,
                               Commercial Products Division              1992
R. L. Hetrick         54     Vice President, Human Resources             1989
R. W. Possehl         51     Vice President, Administration              1985
A. D. Reid            54     Vice President, Finance and Chief
                               Financial Officer                         1985
R. S. Bullmore        46     Corporate Controller                        1983
R. M. Gunnerson       47     Treasurer                                   1977
D. R. Zakos           42     Associate General Counsel and
                               Assistant Secretary                       1985

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. Mr. Savage and one other executive officer have employment agreements with the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------   ---------------------------------------------------
          MANAGEMENT.
          ----------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 7, 1996 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------   ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated June 7, 1996 on page 14 under the heading "Transactions" attached to this report.


                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------   -------------------------------------------------------
          FORM 8-K.
          --------

(a)  The following documents are filed as part of this Report:

                                                                  Page in
                                                               Annual Report*
                                                               -------------

     (1)  Financial Statements:

          Consolidated Statements of Earnings for the
            years ended March 31, 1996, 1995, and 1994               15

          Consolidated Balance Sheets at March 31, 1996
            and 1995                                                 17

          Consolidated Statements of Cash Flows for the
            years ended March 31, 1996, 1995, and 1994               19

          Consolidated Statements of Shareholders'
            Investment for the years ended March 31, 1996,
            1995, and 1994                                           20

          Notes to Consolidated Financial Statements               21 - 28

          Independent Auditors' Report                               29

          * Incorporated by reference from the indicated pages of the 1995-96 Annual Report to Shareholders

                                                                   Page in
                                                                  Form 10-K
                                                                  ---------
     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial
            Statement Schedules for the three years ended
            March 31, 1996                                           26

          Schedule II - Valuation and Qualifying Accounts
            for the years ended March 31, 1996, 1995 and 1994       116

     (3)  Consent of Independent Accountants                         98

     (4)  Exhibit Index                                              18

(b) All other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

       2           Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

    3(a)           Restated Articles of Incorporation
                   (as amended) (filed by reference to
                   the Registrant's Annual Report on
                   Form 10-K for the fiscal year ended
                   March 31, 1994).

   *3(b)           Restated By-Laws (as amended).                       27

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

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

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

   10(g)          Executive Supplemental Retirement Plan
                  (as amended) (filed by reference to the
                  Registrant's Annual Report on Form 10-K
                  for the fiscal year ended March 31, 1995).

   10(h) Modine Manufacturing Company Executive Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994).

   10(i) Director Emeritus Agreements between the Registrant and Neal D. Crane and Bernard H. Regenburg (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

   10(j)          1990 Stock Award Plan [a part of the 1985
                  Incentive Stock Plan].

                   Note:  The 1990 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

   10(k)           1991 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1991 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

   10(l) Consulting Agreement between the Registrant and E. E. Richter (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992).

   10(m)           1992 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1992 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

   10(n)           1993 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1993 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

   10(o)           1994 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1994 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

   10(p)           1994 Incentive Compensation Plan (filed
                   by reference to the exhibit contained
                   within the Registrant's 1994 Proxy
                   Statement dated June 10, 1994).

   10(q) 1994 Stock Option Plan for Non-Employee Directors (filed by reference to the exhibit contained within the Registrant's 1994 Proxy Statement dated June 10, 1994).

   10(r)           1995 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan] (filed by
                   reference to the exhibit contained within

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

                   the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

   10(s) 1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

   10(t) 1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

  *10(u)           1996 Stock Option Agreements (incentive and
                   non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].                                  39

  *10(v)           1996 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].                        53

  *11              Statement re: computation of per share
                   earnings.                                            59

   12              Not applicable.

  *13              1995-96 Annual Report to Shareholders.
                   Except for the portions of the Report
                   expressly incorporated by reference,
                   the Report is furnished solely for the
                   information of the Commission and is not
                   deemed "filed" as a part hereof.                     60

   16              Not applicable.

   18              Not applicable.

  *21              List of subsidiaries of the Registrant.              96

   22              Not applicable.

  *23              Consent of independent certified public
                   accountants.                                         98

   24              Not applicable.

  *27              Financial Data Schedule                              99

   28              Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- ---------------                                                        ----

  *99              Definitive Proxy Statement of the
                   Registrant dated June 9, 1995.  Except
                   for the portions of the Proxy Statement
                   expressly incorporated by reference, the
                   Proxy Statement is furnished solely for
                   the information of the Commission and
                   is not deemed "filed" as a part hereof.             100

  None             Appendix (filed pursuant to Item 304 of
                   Regulation S-T).                                    117

     Note:  All Exhibits filed herewith are current to the end of the
     ----
     reporting period of the Form 10-K (unless otherwise noted).

 * Filed herewith.

Current Reports on Form 8-K:
- ---------------------------

A Current Report on Form 8-K, dated June 7, 1996, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and (2) a statement of the important factors and assumptions regarding forward-looking statements.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 19, 1996        By: R. T. SAVAGE
                               -----------------------------------
                                R. T. Savage, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


R. T. SAVAGE                                    June 19, 1996
- --------------------------------------          -------------
R. T. Savage, President, Chief                  Date
Executive Officer and Director

A. D. REID                                      June 19, 1996
- --------------------------------------          -------------
A. D. Reid, Vice President and                  Date
Chief Financial Officer

W. E. PAVLICK                                   June 19, 1996
- --------------------------------------          -------------
W. E. Pavlick, Senior Vice President,           Date
General Counsel and Secretary

R. J. DOYLE                                     June 19, 1996
- --------------------------------------          -------------
R. J. Doyle, Director                           Date

T. J. GUENDEL                                   June 19, 1996
- --------------------------------------          -------------
T. J. Guendel, Director                         Date

F. W. JONES                                     June 19, 1996
- --------------------------------------          -------------
F. W. Jones, Director                           Date

D. J. KUESTER                                   June 19, 1996
- --------------------------------------          -------------
D. J. Kuester, Director                         Date

V. L. MARTIN                                    June 19, 1996
- --------------------------------------          -------------
V. L. Martin, Director                          Date

G. L. NEALE                                     June 19, 1996
- --------------------------------------          -------------
G. L. Neale, Director                           Date

S. W. TISDALE                                   June 19, 1996
- --------------------------------------          -------------
S. W. Tisdale, Director                         Date

M. T. YONKER                                    June 19, 1996
- --------------------------------------          -------------
M. T. Yonker, Director                          Date

Coopers
& Lybrand LLP

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statements of Modine Manufacturing Company and Subsidiaries has been incorporated by reference in this Form 10-K from the 1996 annual report to shareholders of Modine Manufacturing Company and Subsidiaries on page 29 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 18 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND LLP

Coopers & Lybrand LLP

Chicago, Illinois
May 1, 1996