Form 10-K/A
period 1996-03-31
MODINE MANUFACTURING CO
filed 1996-07-08
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-K/A

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1996
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from          to
                                           --------    ---------

                    Commission file number 1-1373
                                           ------


                    MODINE MANUFACTURING COMPANY
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          WISCONSIN                                    39-0482000
- -------------------------------------              ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                    53403
- -------------------------------------------         ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No
              -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [ X ]


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

Annual Report to Shareholders for the
    fiscal year ended March 31, 1996         Part I of Form 10-K
                                             (Item 1)

                                             Part II of Form 10-K
                                             (Items 7, 8)

                                             Part IV of Form 10-K
                                             (Item 14)

1996 Definitive Proxy Statement dated
    June 7, 1996                             Part III of Form 10-K
                                             (Items 10, 11, 12, 13)

     The undersigned registrant hereby amends the following document contained within its Exhibits on Form 10-K Annual Report dated March 31, 1996 as set forth in the pages attached hereto.

                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------   -------------------------------------------------------
          FORM 8-K
          --------

(a)  The following documents are filed as part of this Report:

     (4)  Exhibit Index

The following exhibits are attached for information only unless specifically incorporated by referenced in this Report:


Reference Number
per Item 601 of
Regulation S-K                                               Page
- ----------------                                             ----

*21  List of Subsidiaries of Registrant                       96


The effective date of the merger referenced in footnote 1 of
Exhibit 21 was incorrect in the previously filed EDGAR version of this document.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July 8, 1996           Modine Manufacturing Company


                              A. D. REID
                             -------------------------------------------
                              A. D. Reid, Vice President - Finance
                              and Chief Financial Officer

                              W. E. PAVLICK
                             -------------------------------------------
                              Walter E. Pavlick, Senior Vice President,
                              General Counsel and Secretary