Form 10-Q
period 1996-06-26
MODINE MANUFACTURING CO
filed 1996-08-05
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1996
                                         -------------

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


                                NOT APPLICABLE
     ------------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                     -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at August 1, 1996
     -------------------------------        -----------------------------
     Common Stock, $0.625 Par Value                 29,865,279

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                                 Page No.
                                                                --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 1996                         3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 1996 and 1995                             4

               Consolidated Statements of Cash Flows -
                 For the Three Months Ended June 26,
                 1996 and 1995                                      5

               Notes to Consolidated Financial Statements          6-7

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                         8-10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                    11

     Item 6.   Exhibits and Reports on Form 8-K                    13-14

Signatures                                                          15

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per-share amounts)
                     June 26, 1996 and March 31, 1996
                                (Unaudited)
                                               June 26, 1996   March 31, 1996
                                               -------------   --------------
ASSETS
- ------
   Current assets:
   Cash and cash equivalents                      $ 21,286         $ 17,958
   Trade receivables, less allowance for
     doubtful accounts of $4,975 and $5,052        159,218          147,963
   Inventories                                     145,626          150,000
   Deferred income taxes and other current
     assets                                         30,418           35,414
                                                  --------         --------
   Total current assets                            356,548          351,335
                                                  --------         --------
   Other assets:
   Property, plant, and equipment - net            206,542          201,341
   Investment in affiliates                          6,203            6,567
   Intangible assets, less accumulated
     amortization of $9,735 and $8,689              68,229           70,456
   Deferred charges and other noncurrent
     assets                                         43,342           42,137
                                                  --------         --------
   Total other assets                              324,316          320,501
                                                  --------         --------
       Total assets                               $680,864         $671,836
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
   Current liabilities:
   Short-term debt                                $  8,835         $ 12,500
   Long-term debt - current portion                 12,453           12,552
   Accounts payable                                 65,429           77,277
   Accrued compensation and employee
     benefits                                       46,535           42,941
   Income taxes                                     14,648            7,598
   Accrued expenses and other current
     liabilities                                    26,710           28,163
                                                  --------         --------
   Total current liabilities                       174,610          181,031
                                                  --------         --------
   Other liabilities:
   Long-term debt                                   90,960           87,809
   Deferred income taxes                            12,035           12,220
   Other noncurrent liabilities                     41,644           41,356
                                                  --------         --------
   Total other liabilities                         144,639          141,385
                                                  --------         --------
       Total liabilities                           319,249          322,416
                                                  --------         --------

   Shareholders' investment:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued -
     none                                                -                -
   Common stock, $0.625 per value,
     authorized 80,000 shares, issued
     30,342 shares                                  18,964           18,964
   Additional paid-in capital                        9,345            9,143
   Retained earnings                               349,820          339,193
   Foreign currency translation adjustment           2,306            3,435
   Treasury stock at cost: 505 and 583
     shares, respectively                          (15,431)         (17,607)
   Restricted stock - unamortized value             (3,389)          (3,708)
                                                  --------         --------
       Total shareholders' investment              361,615          349,420
                                                  --------         --------

       Total liabilities and shareholders'
          investment                              $680,864         $671,836
                                                  ========         ========

   (See accompanying notes to consolidated financial statements.)

                      MODINE MANUFACTURING COMPANY
                   CONSOLIDATED STATEMENTS OF EARNINGS
            For the three months ended June 26, 1996 and 1995
                (In thousands, except per-share amounts)
                               (Unaudited)

                                                   Three months ended June 26
                                                   --------------------------
                                                       1996          1995
                                                   -----------    -----------
Net sales                                            $248,514      $239,216

Cost of sales                                         180,937       178,334
                                                     --------      --------

Gross profit                                           67,577        60,882

Selling, general, and administrative expenses          42,325        35,467
                                                     --------      --------

Income from operations                                 25,252        25,415

Non-operating income                                    2,627         2,558

Interest expense                                       (1,302)       (1,627)

Non-operating expense                                  (1,387)       (1,308)
                                                     --------      --------

Earnings before income taxes                           25,190        25,038

Provision for income taxes                              8,800         9,055
                                                     --------      --------

Net earnings                                         $ 16,390      $ 15,983
                                                     ========      ========


Net earnings per share of common stock*                 $0.54         $0.52
                                                     ========      ========

Dividends per share                                     $0.17         $0.15
                                                     ========      ========

Average common shares and common share
 equivalents outstanding                               30,404        30,592
                                                     ========      ========

(See accompanying notes to consolidated financial statements.)

*(See Exhibit 11 for computation of earnings per share.)

                      MODINE MANUFACTURING COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
            For the Three Months Ended June 26, 1996 and 1995
                               (Unaudited)
                                                     Three months ended June 26
                                                     --------------------------
                                                         1996          1995
                                                     -----------   ------------
Net cash provided by operating activities              $23,527       $23,168

Cash flows from investing activities:
Expenditures for property, plant, and equipment        (16,668)      (10,018)
Acquisitions, net of cash acquired                      (1,829)       (7,229)
Proceeds from dispositions of assets                        52           715
Other - net                                               (131)          (58)
                                                       -------       -------

Net cash (used for) investing activities               (18,576)      (16,590)

Cash flows from financing activities:
(Decrease)/increase in short-term debt - net            (3,249)        2,563
Additions to long-term debt                              8,289         2,226
Reductions of long-term debt                            (3,078)         (200)
Issuance of common stock, including treasury stock       2,504         1,008
Purchase of treasury stock                              (1,025)       (4,461)
Cash dividends paid                                     (5,064)       (4,453)
                                                       -------       -------

Net cash (used for) financing activities                (1,623)       (3,317)
                                                       -------       -------

Net increase in cash and cash equivalents                3,328         3,261
Cash and cash equivalents at beginning of period        17,958        32,691
                                                       -------       -------

Cash and cash equivalents at end of period             $21,286       $35,952
                                                       =======       =======

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

                                                  (In Thousands)
     ------------------------------------------------------------

                               June 26, 1996      March 31, 1996
     ------------------------------------------------------------
     Raw materials              $ 45,168             $ 38,307
     Work in process              32,869               47,794
     Finished goods               67,589               63,899
                                --------             --------
      Total inventories         $145,626             $150,000
                                ========             ========

2.   Property, plant, and equipment is composed of:

                                                  (In Thousands)
     ------------------------------------------------------------

                              June 26, 1996       March 31, 1996
     ------------------------------------------------------------

     Gross, property,
      plant & equipment        $446,571              $433,881
     Less accumulated
      depreciation             (240,029)             (232,540)
                               --------              --------
       Net property,
        plant & equipment      $206,542              $201,341
                               ========              ========

3. Recent developments concerning legal proceedings reported in the Company's Form 10-K report for the year ended March 31, 1996, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's consolidated financial position.


4. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31,

     1996 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.

5. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------

The following discussion and analysis provide information which Management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
- ---------------------

Comparison of the First Quarter of 1996-97 with the First Quarter
- -----------------------------------------------------------------
of 1995-96
- ----------

Net sales for the first quarter of fiscal 1996-97 were a record
$248.5 million, up 3.9% from the $239.2 million reported in the first quarter of last year.

Sales by Signet Systems, acquired last August, and higher sales in the North American aftermarket, were the major factors leading to the overall sales improvement from a year ago. Offsetting these gains were the loss of sales from the copper-tubing business, sold last October, and lower sales in the Company's domestic automotive and building-HVAC businesses.

Modine's worldwide shipments during the first three months grew the most in the passenger-car and light-truck market benefiting from the Signet acquisition made last year and higher European shipments. The second largest gain was recorded in the agricultural- and construction market. Once again, Signet was a major contributor to the improvement shown in this market. The remaining markets demonstrated modest growth except for the building-HVAC market, which recorded a decline with the largest portion due to a lower sales to manufacturers of residential heating and air-conditioning equipment. The absence of copper-tubing sales also had an effect on first quarter shipments compared to the same period a year ago.

Gross margin increased 1.7%, as a percentage of sales, over the first quarter of the previous year to 27.2% from 25.5%.
Improvements shown in the North American aftermarket and our European operations were primarily responsible for the change.

Selling, general and administrative expenses increased 19.3% over last year's first quarter while only increasing 2.2% as a percent of sales. Excluding the effects of the Signet Systems and Mexpar acquisitions which were not included in the first quarter results last year, selling, general and administrative expenses rose only 8.7% or 0.7%, as a percent of sales. The largest items contributing to the overall dollar increase were higher personnel costs associated with normal inflation and additional goodwill amortization resulting from acquisitions made in the prior year.

Outstanding debt levels rose $18.4 million over the same quarter a year ago while interest expense declined 20%, or $0.3 million from a year ago. The lower interest expense can be attributed to a continuing reduction in higher rate domestic debt through normally scheduled repayments, a reduction in interest rates on certain non-domestic debt, and higher capitalized interest expense associated with the Company's higher capital expenditure program. Net non-operating income and expense remained virtually the same.

The effective tax rate decreased by 1.2% when compared to the same period last year. The main factors responsible for the decrease were the net utilization of certain foreign operating loss carryforwards and a reduction in state income taxes provided.

Net earnings for the first quarter were a record $16.4 million or $.54 per share, up 2.5% from last year's $16.0 million, or $.52 per share. Major contributors to the increase in earnings were improved European results, despite less favorable exchange rates, and better results in the North American aftermarket, overcoming lower contribution from the Company's U.S. highway-products and building-HVAC businesses.

Outlook for the Remainder of the Year
- -------------------------------------

The Company reaffirmed its earlier forecast of sales growth in the 4% range for the year ending in March of 1997. Greater market penetration in Europe, and the Signet acquisition, made last August, should more than offset the softness in the highway-products portion of our business, yielding a 4% growth in sales excluding any acquisitions. The Company anticipates earnings will grow at a similar to slightly higher rate than sales. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
- -------------------

Comparison between June 26, 1996 and March 31, 1996
- ---------------------------------------------------

Current Assets
- --------------

Cash and cash equivalents increased by $3.3 million to a total of $21.3 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $11.3 million primarily from stronger sales volume in Europe and at Signet Systems. Normal seasonal marketing programs also contributed to the increase.

Inventory levels declined by $4.4 million. Among the items effecting inventory were higher sales volumes, exchange rate fluctuations in Europe, process and product line changes at certain manufacturing facilities as well as ongoing management efforts to carefully control inventory levels.

Deferred income taxes and other current assets decreased $5.0 million due primarily to a reduction in unbilled customer tooling.

Working capital increased approximately 7% to $181.9 million from $170.3 million and the current ratio increased to 2.0 to 1 from
1.9 to 1. A number of categories experienced changes, but the largest items influencing the change were increases in trade receivables and income taxes payable together with a reduction in accounts payable.

Property, Plant and Equipment
- -----------------------------

Net property, plant and equipment increased $5.2 million to $206.5 million as capital expenditures exceeded depreciation, retirements and foreign currency translation adjustments. Outstanding material commitments for capital expenditures were $12.3 million at June 26, 1996 compared to $17.1 million at March 31, 1996. Most of the commitments relate to plant expansions, process improvements, tooling for new products and various new equipment. The outstanding commitments will be financed through internally generated cash.

Intangible Assets
- -----------------

Intangible assets decreased $2.2 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
- ---------------------------------

Deferred charges and other assets increased $1.2 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
- -------------------

Accounts payable and various accrued expenses decreased $9.7 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes increased $7.1 million from normal timing differences in making estimated tax payments.

Debt
- ----

Total outstanding debt decreased by $0.6 million. Short-term debt decreased $3.7 million while long-term debt grew by $3.1 million. Shifts from short-term to long-term occurred at the

Company's Austrian and German subsidiaries. Exchange rate fluctuations experience during the quarter also contributed to the decrease in total debt.

Available lines of credit decreased during the quarter by $7.8 million, including a discontinuance of $10 million in U.S.
capacity. The remaining unused bank lines of credit at June 26, 1996 were $9.9 million. The total debt to equity ratio decreased from 32.3% to 31% during the quarter.

Shareholders' Investment
- ------------------------

Total shareholders' investment increased by $12.2 million to a total of $361.6 million. The net increase resulted primarily from record first quarter net earnings of $16.4 million. The value of the dollar increased relative to other currencies during the quarter, resulting in an unfavorable foreign currency translation impact of $1.1 million. Dividends paid to shareholders of $5.1 million, net treasury stock sales of $2.2 million; and other minor changes to the capital accounts also contributed to the change.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- --------------                                                         ----

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

Reference Number
per Item 601 of
Regulation S-K                                                         Page
- --------------                                                         ----

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

  11*             Computation of per share earnings                     14

  27*             Financial Data Schedule (electronic
                  transmission only)

  99*             Important Factors and Assumptions Regarding
                  Forwarding-Looking Statements                         15


*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Form 8-K to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein. This Report is dated June 7, 1996.

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


                              MODINE MANUFACTURING COMPANY
                              ----------------------------
                              (Registrant)

                              By:  A. D. REID
                                 ---------------------------------------
                                   A. D. Reid, Vice President,
                                     Finance and Chief Financial Officer
                                     (Principal Financial Officer)


Date:  August 2, 1996         By:  W. E. PAVLICK
                                 ---------------------------------------
                                   W. E. Pavlick, Senior Vice President,
                                     General Counsel and Secretary