Form 10-Q
period 1996-09-26
MODINE MANUFACTURING CO
filed 1996-11-04
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1996
                                       ------------------

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


                         NOT APPLICABLE
     ---------------------------------------------------------------------
      (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at November 1, 1996
     ------------------------------    -------------------------------
     Common Stock, $0.625 Par Value            29,854,095

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                             Page No.
                                                             --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 1996                 3

               Consolidated Statements of Earnings -
               For the Three Months Ended
                 September 26, 1996 and 1995
                 and the Six Months Ended
                 September 26, 1996 and 1995                     4

               Consolidated Statements of Cash Flows -
                 For the Six Months Ended September 26,
                 1996 and 1995                                   5

               Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                       8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                14

     Item 5.   Other Information                                15

     Item 6.   Exhibits and Reports on Form 8-K                 15

Signatures                                                      17

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                   September 26, 1996 and March 31, 1996
                 (In thousands, except per-share amounts)
                                (Unaudited)
                                           September 26, 1996   March 31, 1996
                                           ------------------   --------------
ASSETS
 Current assets:
 Cash and cash equivalents                      $  24,581          $  17,958
 Trade receivables, less allowance for
  doubtful accounts of $4,742 and $5,052          156,395            147,963
 Inventories                                      142,516            150,000
 Deferred income taxes and other
  current assets                                   29,362             35,414
                                                ---------          ---------
 Total current assets                             352,854            351,335
                                                ---------          ---------

 Other assets:
 Property, plant, and equipment - net             210,495            201,341
 Investment in affiliates                           6,038              6,567
 Intangible assets, less accumulated
  amortization of $11,108 and $8,689               67,470             70,456
 Deferred charges and other noncurrent
  assets                                           44,412             42,137
                                                ---------          ---------
 Total other assets                               328,415            320,501
                                                ---------          ---------
  Total assets                                  $ 681,269          $ 671,836
                                                =========          =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                $   5,745          $  12,500
 Long-term debt - current portion                  29,916             12,552
 Accounts payable                                  63,648             77,277
 Accrued compensation and employee
  benefits                                         45,016             42,941
 Income taxes                                       6,778              7,598
 Accrued expenses and other current
  liabilities                                      28,380             28,163
                                                ---------          ---------
 Total current liabilities                        179,483            181,031
                                                ---------          ---------
 Other liabilities:
 Long-term debt                                    74,259             87,809
 Deferred income taxes                             12,345             12,220
 Other noncurrent liabilities                      42,579             41,356
                                                ---------          ---------
 Total other liabilities                          129,183            141,385
                                                ---------          ---------
    Total liabilities                             308,666            322,416
                                                ---------          ---------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares,
  issued - none                                         -                  -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  30,342 shares                                    18,964             18,964
 Additional paid-in capital                         9,608              9,143
 Retained earnings                                359,179            339,193
 Foreign currency translation adjustment            2,601              3,435
 Treasury stock at cost: 485 and 583
  shares, respectively                            (14,679)           (17,607)
 Restricted stock - unamortized value              (3,070)            (3,708)
                                                ---------          ---------
    Total shareholders' investment              $ 372,603          $ 349,420
                                                ---------          ---------
    Total liabilities and shareholders'
       investment                               $ 681,269          $ 671,836
                                                =========          =========

     (See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 1996 and 1995
              For the six months ended September 26, 1996 and 1995
                    (In thousands, except per-share amounts)
                                   (Unaudited)
                                                      Three months ended            Six months ended
                                                    ----------------------       ----------------------
                                                         September 26                 September 26
                                                    ----------------------       ----------------------
                                                       1996        1995             1996        1995
                                                     --------    --------         --------    --------
Net Sales                                            $254,224    $254,292         $502,738    $493,508
Cost of sales                                         184,884     186,355          365,821     364,689
                                                     --------    --------         --------    --------

Gross profit                                           69,340      67,937          136,917     128,819
Selling, general, and administrative expenses          44,593      41,182           86,918      76,649
                                                     --------    --------         --------    --------

Income from operations                                 24,747      26,755           49,999      52,170
Non-operating income                                    1,889       2,153            4,516       4,711
Interest expense                                       (1,562)     (1,879)          (2,864)     (3,506)
Non-operating expense                                  (1,445)       (888)          (2,832)     (2,196)
                                                     --------    --------         --------    --------

Earnings before income taxes                           23,629      26,141           48,819      51,179
Provision for income taxes                              7,975       9,405           16,775      18,460
                                                     --------    --------         --------    --------

Net earnings                                         $ 15,654    $ 16,736         $ 32,044    $ 32,719
                                                     ========    ========         ========    ========

Net earnings per share of common stock*                 $0.51       $0.55            $1.05       $1.07
                                                     ========    ========         ========    ========

Dividends per share                                     $0.17       $0.15            $0.34       $0.30
                                                     ========    ========         ========    ========

Average common shares and common share
  equivalents outstanding                              30,459      30,453           30,430      30,510
                                                     ========    ========         ========    ========

(See accompanying notes to consolidated financial statements.)
*See EXHIBIT 11 for computation of earnings per share.


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 1996 and 1995
                           (Unaudited)

                                                 Six months ended September 26
                                                 -----------------------------
                                                     1996             1995
                                                   --------         --------

Net cash provided by operating activities           $48,674          $46,027

Cash flows from investing activities:
Expenditures for property, plant, and
  equipment                                         (28,748)         (20,914)
Acquisitions, net of cash acquired                   (1,829)         (55,460)
Proceeds from dispositions of property,
  plant, and equipment                                  107            1,556
Other - net                                            (133)             235
                                                    -------          -------

Net cash (used for) investing activities            (30,603)         (74,583)

Cash flows from financing activities:
(Decrease)/increase in short-term debt - net         (6,789)          12,405
Additions to long-term debt                          13,205           24,736
Reductions of long-term debt                         (8,733)         (10,218)
Issuance of common stock, including treasury
  stock                                               3,489            1,076
Purchase of treasury stock                           (2,479)          (5,408)
Cash dividends paid                                 (10,141)          (8,899)
                                                    -------          -------

Net cash(used for)/provided by financing
  activities                                        (11,448)          13,692
                                                    -------          -------

Net increase/(decrease) in cash and cash
  equivalents                                         6,623          (14,864)
Cash and cash equivalents at beginning of
  period                                             17,958           32,691
                                                    -------          -------

Cash and cash equivalents at end of period          $24,581          $17,827
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

                                                     (In Thousands)
     ----------------------------------------------------------------
                              September 26, 1996      March 31, 1996
     ----------------------------------------------------------------

     Raw materials                $ 34,874              $ 38,307
     Work in process                42,939                47,794
     Finished goods                 64,703                63,899
                                  --------              --------
      Total inventories           $142,516              $150,000
                                  ========              ========

2.   Property, plant, and equipment is composed of:

                                                     (In Thousands)
     ----------------------------------------------------------------
                              September 26, 1996      March 31, 1996
     ----------------------------------------------------------------

     Gross, property,
      plant & equipment           $456,473              $433,881
     Less accumulated
      depreciation                (245,978)             (232,540)
                                  --------              --------
       Net property,
        plant & equipment         $210,495              $201,341
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


4. On October 3, 1996, the company announced that the majority owners of Constructions Mecaniques Mota (CMM), a heat - exchanger manufacturer based near Marseilles, a Province in France, and Modine GmbH, a German subsidiary of Modine Manufacturing Company, have agreed to the cash purchase by
     Modine of approximately 45 percent of CMM.   CMM employs
     about 150 employees and has annual sales of approximately $22 million. CMM manufactures tube-bundle coolers for use in truck and marine engines, and industrial motors. CMM serves primarily European customers, including major European vehicle manufacturers. On October 31, 1996, the company announced the completion of the acquisition.


5. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1996 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.


6. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1996.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 1996-97 with the Second Quarter
-------------------------------------------------------------------
of 1995-96
----------

Net sales for the second quarter of fiscal 1996-97 were $254.2 million, essentially unchanged from the $254.3 million reported in the second quarter of last year. The soft second quarter sales reflect: a greater proportion of the business coming from Europe, where many customers' production lines are closed in late summer; the currency impact of a stronger dollar than last year; lower shipments to some highway-vehicle manufacturers, particularly in the medium- and heavy-truck market; continuing heavy competition from off-shore sources in the North American aftermarket; and the sale of the company's copper tubing business at the end of last year's second quarter.

Gross margin increased 0.6%, as a percentage of sales, over the second quarter of the previous year to 27.3% from 26.7%.
Improvement in gross margin earned by the company's European operations and its Signet Systems subsidiary, acquired last year, were among the improved contributors.

Selling, general and administrative expenses increased 8.3% over last year's second quarter while increasing 1.3% as a percentage of sales. Over 35% of the increase can be attributed to including an additional month of operating activity in the current year by Signet Systems, which was acquired at the end of July 1995. Other items contributing to the overall dollar increase were higher personnel costs associated with normal inflation and additional goodwill amortization resulting from acquisitions made in the prior year.

Average outstanding debt levels during the quarter declined by approximately $3.7 million, or 3.2%, over the same period a year ago. Correspondingly, interest expense decreased 16.9%, or $0.3 million from a year ago. The lower interest expense can be attributed to a continuing reduction in higher rate domestic debt through normally scheduled repayments, lower interest rates on certain non-domestic debt, and higher capitalized interest expense associated with the Company's larger capital expenditure program. Net non-operating income declined $0.8 million due primarily to lower joint venture earnings and lower foreign currency transaction gains.

The effective tax rate decreased by 2.2% when compared to the same period last year. The reduction is the result of recently completed IRS reviews, a reduction in state taxes, net of federal benefit and other smaller changes.

Net earnings for the second quarter were $15.7 million or $.51 per share, reflecting a decrease of 6.5% from last year's $16.7 million, or $.55 per share. Earnings continued to be negatively affected by plant start-up expenses in South Carolina and Holland.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Six Months of 1996-97 with the First Six
----------------------------------------------------------------
Months of 1995-96
-----------------

Net sales for the first six months of fiscal 1996-97 reached a record $502.7 million, up 1.9% from the $493.5 million reported in the first six months of last year. Sales by Signet Systems, acquired in July, 1995, and improved sales by the Company's European operations, despite the impact of the stronger dollar, were the major factors leading to the overall sales improvement from a year ago. Offsetting these gains were the loss of sales from the copper tubing business, sold in October, 1995, and lower sales in the Company's domestic automotive, truck, and building-HVAC businesses.

Modine's worldwide shipments during the first six months had the largest gains in the passenger-car and light-truck market with the largest sales growth to European customers. The second largest gain was recorded in agricultural- and construction segments of the off-highway market. The remaining markets demonstrated modest growth except for the medium- heavy-truck market and the building-HVAC market, which registered small declines.

Gross margin increased 1.1%, as a percent of sales, over the first six months of the previous year to 27.2% from 26.1%. Contributing to the overall improvement were improved gross margins earned by the Company's European operations, Signet Systems, and the North American aftermarket.

Selling, general and administrative expenses increased 13.4% over the first six months last year while increasing 1.8% as a percentage of sales. Approximately 45% of the increase can be attributed to including an additional four months of operating activity in the current year by Signet Systems, which was acquired at the end of July 1995. The remaining dollar increase is primarily due to higher personnel costs and additional goodwill amortization resulting from acquisitions made in the prior year.

Average outstanding debt levels during the first six months rose by approximately $7.3 million, or 7.0%, over the same period a year ago. Corresponding interest expense declined by 18.3%, or $0.6 million, over the same six month period, a year ago. Interest expense grew at a slower rate in part due to a continuing reduction in higher rate domestic debt through normally scheduled repayments. A reduction in interest rates on certain non-domestic debt and higher capitalized interest expense also contributed to the decrease in interest expense.

The effective tax rate decreased by 1.7% when compared to the same period last year. The main factor responsible for the decrease was the net utilization of certain foreign operating loss carryforwards.

Net earnings for the six months were $32.0 million, or $1.05 per share, down 2.1% from last year's $32.7 million, or $1.07 per share.


Outlook for the Remainder of the Year
-------------------------------------

The results for the first six months of the fiscal 1996-97 are consistent with Company expectations; therefore, the Company is reaffirming its earlier forecast of sales growth in the 4% range with earnings growing at a similar to slightly higher rate than sales. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

                       FINANCIAL CONDITION
                       -------------------

Comparison between September 26, 1996 and March 31, 1996
--------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents increased by $6.6 million to a total of $24.6 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $8.4 million, or 5.7%. An approximate $10.1 million increase in sales volume in the second quarter of fiscal 96-97, compared to the fourth quarter of fiscal 95-96 was the major factor responsible for the increase. Normal seasonal marketing programs were also a factor contributing to the increase shown.

Overall inventory levels decreased by $7.5 million. Among the items affecting inventory were ongoing management efforts to control inventory levels, changes in sales volumes, exchange rate fluctuations in Europe, and process and product line changes at certain manufacturing facilities.

Deferred income taxes and other current assets decreased $6.1 million. The decrease occurred primarily from reductions recorded in unbilled customer tooling and non-trade receivables.

Working capital increased approximately 2% to $173.4 million from $170.3 million and the current ratio increased to 2.0 to 1 from
1.9 to 1. A number of categories experienced changes, with the largest items influencing the change being an increase in long-term debt due within one year, a decrease in accounts payable, and an increase in trade receivables.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $9.2 million to $210.5 million as capital expenditures exceeded depreciation, retirements and foreign currency translations. Outstanding material commitments for capital expenditures were $11.7 million at September 26, 1996, compared to $17.1 million at March 31, 1996. Most of the commitments relate to plant expansions, tooling for new products, and various new equipment. The outstanding commitments will be financed through internally generated cash.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $3.0 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $2.3 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $11.3 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes decreased $0.8 million from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt decreased by $2.9 million from March 31, 1996. Long-term debt increased by $3.8 million while short-term debt decreased by $6.7 million. The Company's European subsidiaries accounted for all of the change in short-term debt. The current portion of long-term debt increased temporarily by $17.4 million due primarily to the timing and duration of a foreign subsidiary lender's extension of a revolving credit agreement. The agreement was extended to June 30, 2000 after the end of the quarter.

Consolidated available lines of credit decreased by $7.4 million, including a discontinuance of $10.0 million U.S. capacity. The European subsidiaries net lines of credit increased by $2.6 million. The foreign unused lines of credit at September 26, 1996 were $10.3 million, while the Company had $13.5 million available under domestic revolvers. Total debt as a percentage of shareholders' equity decreased from 32.3% to 29.5%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $23.2 million to a total of $372.6 million. The net increase came primarily from net earnings of $32.0 million for the first six months. Dividends paid to shareholders of $10.1 million, net treasury stock sales of $2.9 million, and other minor changes to the capital accounts also contributed to the change.

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


Item 5.  Other Information.

     Modine Holding GmbH, a German subsidiary of Modine
Manufacturing Company, has agreed to the cash purchase of approximately 45 percent of Constructions Mecaniques Mota (CMM), a heat-exchanger manufacturer based near Marseilles in Province, France. On October 31, 1996, the company announced the completion of the acquisition.

     CMM is a profitable company whose annual sales are approximately $22 million. About 150 employees make tube-bundle oil coolers for truck and marine engines, and industrial motors.
CMM has a large number of European customers, including major
European vehicle manufacturers.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                      ------

     3*            Restated By-Laws (as amended October 16, 1996).      20

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

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                      ------

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
                   Commission upon request.

    10*            Employment Agreement between the Registrant
                   and Donald R. Johnson, President and Chief
                   Operating Officer, dated 10/16/96.                   32

    11*            Computation of per share earnings                    18

    27*            Financial Data Schedule (electronic
                   transmission only).

    99*            Important Factors and Assumptions Regarding
                   Forwarding-Looking Statements.                       19


*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

Subsequent to the end of the quarter, the Company filed one Report on Form 8-K to report that the Company announced the promotion of Richard T. Savage to chairman and chief executive officer, Donald J. Johnson to president and chief operating officer, and Anthony C. DeVuono to vice president, technical services. This Report is dated October 16, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  A. D. REID
                                 ----------------------------------------
                                   A. D. Reid, Vice President,
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer)


Date:  November 1, 1996       By:  W. E. PAVLICK
                                 ----------------------------------------
                                   W. E. Pavlick, Senior Vice President,
                                      General Counsel and Secretary