Form 10-Q
period 1996-12-26
MODINE MANUFACTURING CO
filed 1997-02-05
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1996
                                       -----------------

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


                         NOT APPLICABLE
     ----------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                     ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at February 4, 1997
     ------------------------------      ---------------------------------
     Common Stock, $0.625 Par Value              29,853,375

                      MODINE MANUFACTURING COMPANY

                                INDEX


PART I.   FINANCIAL INFORMATION                                    Page No.
                                                                   --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1996                       3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1996 and 1995
                 and the Nine Months Ended
                 December 26, 1996 and 1995                           4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 1996 and 1995                                        5

               Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                            8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                     13

     Item 5.   Other Events                                          14

     Item 6.   Exhibits and Reports on Form 8-K                      14

Signatures                                                           16

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                   December 26, 1996 and March 31, 1996
                 (In thousands, except per-share amounts)
                                (Unaudited)
                                            December 26, 1996    March 31,1996
                                            -----------------    -------------
ASSETS
 Current assets:
 Cash and cash equivalents                      $  31,488           $  17,958
 Trade receivables, less allowance for
  doubtful accounts of $4,803 and $5,052          146,961             147,963
 Inventories                                      137,591             150,000
 Deferred income taxes and other
  current assets                                   33,110              35,414
                                                ---------           ---------
 Total current assets                             349,150             351,335
                                                ---------           ---------

 Other assets:
 Property, plant, and equipment - net             207,825             201,341
 Investment in affiliates                           9,964               6,567
 Intangible assets, less accumulated
  amortization of $12,211 and $8,689               65,450              70,456
 Deferred charges and other noncurrent
  assets                                           45,373              42,137
                                                ---------           ---------
 Total other assets                               328,612             320,501
                                                ---------           ---------
  Total assets                                  $ 677,762           $ 671,836
                                                =========           =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                                $   5,163           $  12,500
 Long-term debt - current portion                  14,175              12,552
 Accounts payable                                  56,480              77,277
 Accrued compensation and employee
  benefits                                         45,333              42,941
 Income taxes                                       5,905               7,598
 Accrued expenses and other current
  liabilities                                      28,715              28,163
                                                ---------           ---------
 Total current liabilities                        155,771             181,031
                                                ---------           ---------

 Other liabilities:
 Long-term debt                                    86,161              87,809
 Deferred income taxes                             12,258              12,220
 Other noncurrent liabilities                      42,794              41,356
                                                ---------           ---------
 Total other liabilities                          141,213             141,385
                                                ---------           ---------
    Total liabilities                             296,984             322,416
                                                ---------           ---------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none               -                   -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  30,342 shares                                    18,964              18,964
 Additional paid-in capital                         9,731               9,143
 Retained earnings                                368,943             339,193
 Foreign currency translation adjustment              454               3,435
 Treasury stock at cost: 484 and 583
  shares, respectively                            (14,557)            (17,607)
 Restricted stock - unamortized value              (2,757)             (3,708)
                                                ---------           ---------
    Total shareholders' investment              $ 380,778           $ 349,420
                                                ---------           ---------
    Total liabilities and shareholders'
        investment                              $ 677,762           $ 671,836
                                                =========           =========

(See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 1996 and 1995
              For the nine months ended December 26, 1996 and 1995
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                            Three months ended                  Nine months ended
                                                         ------------------------            ------------------------
                                                               December 26                          December 26
                                                         ------------------------            ------------------------
                                                            1996          1995                  1996          1995
                                                         ----------    ----------            ----------    ----------
Net Sales                                                 $252,972      $252,817              $755,710      $746,325
Cost of sales                                              181,742       189,002               547,563       553,691
                                                          --------      --------              --------      --------

Gross profit                                                71,230        63,815               208,147       192,634
Selling, general, and administrative expenses               45,752        42,387               132,670       119,036
                                                          --------      --------              --------      --------

Income from operations                                      25,478        21,428                75,477        73,598
Non-operating income                                         1,945         5,639                 6,461        10,350
Interest expense                                            (1,157)       (1,660)               (4,021)       (5,166)
Non-operating expense                                       (1,812)       (1,145)               (4,644)       (3,341)
                                                          --------      --------              --------      --------

Earnings before income taxes                                24,454        24,262                73,273        75,441
Provision for income taxes                                   9,052         9,407                25,827        27,867
                                                          --------       -------              --------      --------

Net earnings                                              $ 15,402      $ 14,855              $ 47,446      $ 47,574
                                                          ========      ========              ========      ========

Net earnings per share of common stock*                      $0.51         $0.49                 $1.56         $1.56
                                                          ========      ========              ========      ========

Dividends per share                                          $0.17         $0.15                 $0.51         $0.45
                                                          ========      ========              ========      ========

Average common shares and common share equivalents
   outstanding                                              30,402        30,318                30,422        30,454
                                                          ========      ========              ========      ========

(See accompanying notes to consolidated financial statements.)

*See EXHIBIT 11 for computation of earnings per share.

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 1996 and 1995
                           (Unaudited)

                                                  Nine months ended December 26
                                                  -----------------------------
                                                       1996            1995
                                                     --------        --------
Net cash provided by operating activities            $ 74,842        $ 66,503

Cash flows from investing activities:
Expenditures for property, plant, and equipment       (37,407)        (39,066)
Acquisitions, net of cash acquired                     (1,829)        (55,460)
Proceeds from sale of business                              0           9,062
Investments in affiliates                              (4,031)              0
Proceeds from dispositions of property, plant,
  and equipment                                           230           2,143
Other - net                                               (34)            269
                                                     --------        --------

Net cash (used for) investing activities              (43,071)        (83,052)

Cash flows from financing activities:
(Decrease)/increase in short-term debt - net           (6,802)            347
Additions to long-term debt                            20,617          54,331
Reductions of long-term debt                          (17,411)        (30,928)
Issuance of common stock, including treasury
  stock                                                 3,780           2,115
Purchase of treasury stock                             (3,208)         (6,033)
Cash dividends paid                                   (15,217)        (13,345)
                                                     --------        --------

Net cash (used for)/provided by financing
  activities                                          (18,241)          6,487
                                                     --------        --------

Net increase/(decrease) in cash and cash
  equivalents                                          13,530         (10,062)
Cash and cash equivalents at beginning of
  period                                               17,958          32,691
                                                     --------        --------

Cash and cash equivalents at end of period           $ 31,488        $ 22,629
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

                                                      (In Thousands)
     ---------------------------------------------------------------
                             December 26, 1996        March 31, 1996
     ---------------------------------------------------------------
     Raw materials                $ 33,227              $ 38,307
     Work in process                40,744                47,794
     Finished goods                 63,620                63,899
                                  --------              --------
      Total inventories           $137,591              $150,000
                                  ========              ========


2.   Property, plant, and equipment is composed of:

                                                      (In Thousands)
     ---------------------------------------------------------------
                             December 26, 1996        March 31, 1996
     ---------------------------------------------------------------

     Gross, property,
      plant & equipment           $460,370              $433,881
     Less accumulated
      depreciation                (252,545)             (232,540)
                                  --------              --------
       Net property,
        plant & equipment         $207,825              $201,341
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

4. On October 31,1996, the Company through its wholly owned subsidiary, Modine GmbH, completed the cash purchase of 41 percent of Constructions Mecaniques Mota, S.A. (CMM), based near Marseilles in Provence, France. CMM, with employment of about 150, annually produces about $22 million of tube-bundle oil coolers for truck, industrial, and marine engines. Major European vehicle manufacturers are among its customers.

5. In the third quarter, the Company announced that it will invest $30 million at its corporate facilities in Racine, Wisconsin to expand its existing testing capabilities by building a unique, world-class, technical center that will be devoted to heat-transfer technology. The company also announced that it will be expanding its manufacturing capacity in Europe. These projects will be financed through a combination of funds generated from continuing operations and outside borrowing as required.

6. On December 18, 1996, the Board of Directors of the company authorized the amendment of the Shareholders' Rights Agreement, commonly referred to as a "poison pill" defense for hostile takeovers, by adjusting the purchase price of one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.0125 per share, from a price of $21.25 to a price of $95.00. All other terms, provisions, covenants or restrictions of the rights agreement, to the extent not inconsistent with the Board of Directors' December 18, 1996 amendment action, remain unchanged and in full force and effect. The initial distribution of the rights was made in 1986 and, earlier, their expiration date was extended until 2006. This action was not taken in response to any specific effort to acquire control of the company and the Board of Directors is not aware of any such effort.

7. In October of 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Under the accounting and disclosure requirements promulgated in the statement, the Company is required to adopt the provisions in its fiscal 1996-97 year. The Company, after evaluating the accounting and disclosure alternatives provided for under the provisions of the statement, has chosen to continue to measure stock-based compensation costs as prescribed in APB Opinion 25. Pro forma net earnings and earnings per share disclosures required as a result of this decision will be presented in the Company's fiscal 1996-97 annual report reflecting the issuance of stock-based compensation in the fourth quarter.

8. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1996 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 1997 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1996-97 with the Third Quarter
-----------------------------------------------------------------
of 1995-96
----------

Net sales for the third quarter of fiscal 1996-97 were $253.0 million, essentially unchanged from the third quarter of last year. Among the Company's worldwide markets, increases in sales to industrial markets, to the aftermarket, and to the building-HVAC market offset lower sales in the domestic automotive and truck markets. European operations continued to demonstrate strong sales volume growth. This sales growth was mitigated, in part, by the currency impact of the stronger dollar when compared to the same period a year ago.

Gross margin increased 3.0%, as a percentage of sales, over the
third quarter of the previous year to 28.2% from 25.2%.   Declining
raw material costs (primarily copper and aluminum) from a year ago, were an important factor in the overall improvement shown for the quarter. Operating units showing the greatest improvement were the Company's European operations, the Signet Systems subsidiary, acquired last year, and aftermarket division.

Selling, general and administrative expenses increased 1.3% as a percentage of sales, over the third quarter last year, while increasing 7.9% in absolute dollar terms. While a number of categories experienced changes, some of the larger changes occurred in personnel related costs including hiring, relocation, statutory and fringe benefit expenses.

Average outstanding debt levels during the quarter declined by approximately $6.8 million, or 6.0% over the same period a year ago. Correspondingly, interest expense decreased by 30.3%, or
0.5 million from a year ago. Lower interest expense can be attributed to a continuing reduction in higher rate domestic debt through normally scheduled repayments, lower interest rates on certain non-domestic debt, and higher capitalized interest expense associated with the Company's larger capital expenditure program.

Net non-operating income decreased by $4.4 million. The decrease is primarily the result of the $3.5 million gain recognized from the sale of the Company's copper-tubing business in the prior year.

The effective tax rate decreased by 1.8% when compared to the same period last year. The main factor responsible for the decrease was the net utilization of certain foreign operating loss carryforwards.

Net earnings for the third quarter were $15.4 million or $.51 per share, up 3.7% from last year's $14.9 million, or $.49 per share. Net earnings were up 21.2% excluding a gain in the third quarter last year of $2.1 million, or $.07 per share, from the sale of the Company's copper-extrusion operations in Dowagiac, Michigan.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Nine Months of 1996-97 with the First
-------------------------------------------------------------
Nine Months of 1995-96
----------------------

Net sales for the first nine months of fiscal 1996-97 were $755.7 million, up 1.3% from the $746.3 million reported in the first nine months of last year. Sales generated by Signet Systems, acquired in July 1995, and strong sales volume growth by the Company's European operations were the major factors leading to the overall sales improvement shown from a year ago. Neutralizing most of these gains were the loss of sales from the copper tubing business, sold in October 1995, the currency impact of the stronger dollar in Europe, and lower sales by the Company's domestic automotive, truck, and building-HVAC businesses.

Modine's worldwide shipments during the first nine months grew the most in the passenger-car and light-truck market with the largest sales growth to European customers. The second largest gain was recorded in agricultural- and construction segments of the off-highway market. The remaining markets demonstrated modest growth except for the medium- heavy-truck market and the building-HVAC market, which registered declines.

Gross margin increased 1.7%, as a percentage of sales, over the first nine months of the previous year to 27.5% from 25.8%. Among those contributing to the overall improvement were the Company's European operations, Signet Systems, and the North American aftermarket.

Selling, general and administrative expenses increased 1.7% as a percentage of sales, over the first nine months last year, while increasing 11.5% in overall dollar terms. Over 33% of the increase can be attributed to including an additional four months of operating activity in the current year by Signet Systems, which was acquired at the end of July 1995. The remaining dollar increase is primarily due to higher personnel costs, which includes hiring, relocation, statutory and fringe benefit costs, and additional goodwill amortization resulting from acquisitions made in the prior year.

Average outstanding debt levels during the first nine months rose by approximately $3.4 million, or 3.2%, over the same period a year ago. Interest expense, however decreased by 22.2% over the same nine month period, a year ago. Lower interest expense can be attributed to a continuing reduction in higher rate domestic debt through normally scheduled repayments, lower interest rates on certain non-domestic debt, and higher capitalized interest expense associated with the Company's larger capital expenditure program.

The effective tax rate decreased by 1.7% when compared to the same period last year. The reduction is the result of completed IRS reviews and the net utilization of certain foreign operating loss carryforwards, offset in part, by other smaller changes.

Net earnings for the nine months were $47.4 million, or $1.56 per share, essentially the same as last year's $47.6 million, or $1.56 per share.

Outlook for the Remainder of the Year
-------------------------------------

Modine's earlier stated outlook of approximately 4% higher earnings for the fiscal year ending March 1997 remains unchanged despite lower than projected sales growth. The translation effect of a stronger dollar has impacted foreign currency denominated sales. The company also has experienced lower than anticipated revenues from some domestic markets. Fiscal 1997 sales are likely to total a little over $1 billion. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

                       FINANCIAL CONDITION
                       -------------------

Comparison between December 26, 1996 and March 31, 1996
-------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents increased by $13.5 million to a total of $31.5 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables decreased $1.0 million, or less than 1.0%.

Overall inventory levels decreased by $12.4 million. Among the items contributing to the decrease were changes in sales volumes, exchange rate fluctuations in Europe, process and product line changes taking place at certain manufacturing facilities and continuing management efforts to monitor inventory levels.

Deferred income taxes and other current assets decreased 2.3 million. The decrease occurred primarily from reductions recorded in unbilled customer tooling and non-trade receivables.

Working capital increased approximately 14% to $193.4 million from $170.3 million while the current ratio increased to 2.2 to 1 from 1.9 to 1. A number of categories experienced changes, with the largest items influencing the overall change being an increase in cash, a reduction in inventories and a decrease in accounts payable.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $6.5 million to $207.8 million as capital expenditures exceeded depreciation, retirements and foreign currency translations. Outstanding material commitments for capital expenditures were $15.1 million at December 26, 1996, compared to $17.1 million at March 31,1996. Most of the commitments relate to plant expansions, tooling for new products and various new equipment. The outstanding commitments will be financed through internally generated cash.

Investment in Affiliates
------------------------

Investment in affiliates increased by $3.4 million. The primary reason for the increase is the recent cash purchase of a 41% interest in Constructions Mecaniques Mota, S.A.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $5.0 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $3.2 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $17.9 million. Normal timing differences in the level of operating activity and lower inventories were the main factors responsible for the decline. Accrued income taxes decreased $1.7 million from normal timing differences in making estimated payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt decreased by $7.4 million from March 31, 1996. Long term debt was essentially unchanged while short-term debt decreased by over $7.3 million. All of the change in short-term debt occurred at the Company's European subsidiaries. Total debt as a percentage of shareholders' equity decreased from 32.3% to 27.7% as cash generated by operating activities exceeded capital expenditures and acquisitions for the nine months.

Consolidated available lines of credit decreased during the first nine months by $11.9 million including a discontinuance of $10.0 million U.S. capacity. The European subsidiaries net committed lines of credit decreased by $1.9 million. The foreign unused lines of credit at December 26, 1996, were $9.3 million, while the Company had $13.2 million available under a domestic multi-currency revolving credit agreement.

Shareholders' Investment
-----------------------

Total shareholders' investment increased by $31.4 million to a total of $380.8 million. The net increase resulted primarily from net earnings of $47.4 million for the first nine months.
The value of the dollar continued to strengthen during the quarter resulting in an unfavorable foreign currency translation impact of $2.1 million with the total unfavorable impact for nine months reaching $3.0 million. Dividends paid to shareholders of $15.2 million, net treasury stock transactions of $3.1 million, and other smaller changes to the capital accounts also contributed to the change from the beginning of the year.

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

Item 5.  Other Events.

As previously reported, in May of 1986, the Board of Directors authorized the Company to acquire up to 10% per year of the issued and outstanding shares of the common stock of the Company. Pursuant to this authorization, the Company purchases shares of its common stock from time to time as such shares become available on the open market or in private transactions for resale to the employee stock purchase plans and for other corporate purposes. Since December 31, 1995, the Company has purchased at market price a total of 226,577 shares, 107,466 shares of which were purchased during the fourth fiscal quarter of 1995-96, and 119,111 shares of which were purchased from April 1, 1996 through December 31, 1996. The Company currently has 488,789 shares (as of February 4, 1997) in its Treasury.


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

    4(b)(iii)      Rights Agreement Amendment No. 3 dated as of
                   October 15, 1996 between the Registrant and
                   First Chicago Trust Company of New York (Rights
                   Agent) (filed by reference to the exhibit contained within the Registrant's Current
                   Report on Form 8-A dated December 18, 1996.)

                   Note:  The amount of long-term debt
                   authorized under any instrument defining

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

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

   11*             Computation of per share earnings                 17

   27*             Financial Data Schedule (electronic
                   transmission only).

   99*             Important Factors and Assumptions
                   Regarding Forwarding-Looking Statements.          18

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Report on Form 8-K dated December 18, 1996, to report that the Board of Directors of the Company authorized the amendment of the Rights Agreement (regarding certain Preferred Share Purchase Rights authorized as of October 15,
1986) by adjusting the purchase price of one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.0125 per share, from a price of $21.25 to a price of $95.00.


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


                                  MODINE MANUFACTURING COMPANY
                                  ----------------------------
                                  (Registrant)

                                  By:   A. D. REID
                                     -------------------------------------
                                      A. D. Reid, Vice President,
                                      Finance and Chief Financial Officer
                                      (Principal Financial Officer)

Date:  February 5, 1997           By:   W. E. PAVLICK
                                     -------------------------------------
                                      W. E. Pavlick, Senior Vice President,
                                      General Counsel and Secretary