Form 10-K405
period 1997-03-31
MODINE MANUFACTURING CO
filed 1997-06-20
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1997
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from        to
                                          --------  --------


                    Commission file number 1-1373
                                           ------


                MODINE MANUFACTURING COMPANY
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          WISCONSIN                                     39-0482000
---------------------------------                   -------------------
(State or other jurisdiction of                     I.R.S. Employer
incorporation or organization)                      Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                   53403
-----------------------------------------           --------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code     (414) 636-1200
                                                       ---------------


Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
------------------------------------------------------------------------
                        (Title of Class)


         An Exhibit index appears at pages 18-25 herein.

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

Approximately 53% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $453,683,001 based on the market price of $28.75 per share on June 17, 1997. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common
Stock, $0.625 par value, was 29,774,110 at June 17, 1997.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                           Location in Form 10-K
---------------------                           ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 1997            Part I of Form 10-K
                                                (Item 1)

                                                Part II of Form 10-K
                                                (Items 7, 8)

                                                Part IV of Form 10-K
                                                (Item 14)

1997 Definitive Proxy Statement dated
    June 6, 1997                                Part III of Form 10-K
                                                (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------

            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 1997

                                                          10-K Pages
                                                          ----------
Cover

Table of Contents

Part I
------
        Item 1  - Business
        ------------------
                  General, Foreign and Domestic
                  Operations, Competitive Position,
                  Customer Dependence, Backlog of
                  Orders, Raw Materials, Patents,
                  Research and Development,
                  Environmental Matters, Employees,
                  Seasonal Nature of Business,
                  Working Capital Items                       5

        Item 2  - Properties                                 12
        --------------------

        Item 3  - Legal Proceedings                          13
        ---------------------------

        Item 4  - Submission of Matters To A Vote of
        --------------------------------------------
                  Security Holders                           14
                  ----------------

Part II
-------
        Item 5  - Market for Registrant's Common
        ----------------------------------------
                  Equity and Related Stockholder
                  ------------------------------
                  Matters                                    14
                  -------

        Item 6  - Selected Financial Data                    15
        ---------------------------------

        Item 7  - Management's Discussion and
        -------------------------------------
                  Analysis of Financial Condition
                  -------------------------------
                  and Results of Operations                  16
                  -------------------------

        Item 8  - Financial Statements &
        --------------------------------
                  Supplementary Data                         16
                  ------------------

                                                          10-K Pages
                                                          ----------
        Item 9  - Changes in and Disagreements
        --------------------------------------
                  with Accountants on Accounting
                  ------------------------------
                  and Financial Disclosure                   16
                  ------------------------

Part III
--------
        Items 10 and 11  -  Directors and Executive
        -------------------------------------------
                  Officers of the Registrant; Executive
                  -------------------------------------
                  Compensation                               16
                  ------------

        Item 12 - Security Ownership of Certain
        ---------------------------------------
                  Beneficial Owners and Management           18
                  --------------------------------

        Item 13 - Certain Relationships and Related
        -------------------------------------------
                  Transactions                               18
                  ------------

Part IV
-------
        Item 14 - Exhibits, Financial Statement
        ---------------------------------------
                  Schedules, and Reports on Form 8-K         18
                  ----------------------------------
        1)  Financial Statements
        2)  Financial Statement Schedules
        3)  Consent of Independent Accountants
        4)  Exhibit Index

Signatures                                                   26
----------

                             PART I
                             ------

ITEM 1.    BUSINESS.
------     --------

General
-------

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

Within this industry, the Company manufactures various products as is demonstrated by the following table :

                                  Years ended March 31
                        ----------------------------------------
                          1997     1996    1995     1994    1993

Radiators & Radiator       39%      41%     42%      45%     45%
Cores
Vehicular Condensers
  & Evaporators            22%      18%     14%      12%     12%
Oil Coolers                16%      16%     16%      15%     13%
Charge Air Coolers         11%      12%     12%      11%     10%
Building HVAC               8%       8%      9%      11%     14%
Miscellaneous               4%       5%      7%       6%      6%

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

The Company operates Manufacturera Mexicana de Partes de
Automoviles, S.A. ("Mexpar"), a Mexican producer of radiators and other automotive components for original equipment manufacturers and the automotive aftermarket. Mexpar's manufacturing facilities are located in Mexico City.

Europe

The Company operates in Europe through subsidiaries organized into three business groups and two support groups. The three business groups are:

     (1) An automotive business unit which the Company operates primarily through its subsidiary, Modine Holding GmbH located in Filderstadt-Bernhausen, Germany. This unit includes (a) Langerer & Reich Automobiltechnik GmbH located in Pliezhausen, Germany, which manufactures aluminum heat exchangers for the passenger car market; (b) Modine Uden B.V. located in Uden, The Netherlands, which was reopened during 1996-97 and converted to the production of transmission and engine oil coolers and latent heat batteries; and (c) Austria Warmetauscher GmbH located in Berndorf, Austria, which manufactures aluminum air conditioning condensers and oil coolers for a number of European automakers.

          Early in fiscal 1998, another facility for the European automotive market will begin assembly of automotive cooling modules in Wackersdorf, Germany.

     (2) A heavy-duty business unit which the Company operates through Modine Holding GmbH. This unit includes (a) Langerer & Reich GmbH located in Bernhausen, Germany, which manufactures heat exchangers for the truck, bus and industrial markets, and also includes research and development and administrative facilities; (b) Modine GmbH located in Neuenkirchen, Germany, which manufactures copper/brass sheet metal radiators for the European industrial and agricultural market; and (c) Hungaro Langerer Gep. Kft., located in Mezokovesd, Hungary.

     (3) An aftermarket business unit which the Company operates under the aegis of the automotive business unit, but operates primarily through its subsidiary, NRF B.V. This unit includes (a) NRF B.V. located in Mill, The Netherlands, which produces replacement radiator cores, sheet metal radiators, and industrial and marine heat exchangers; and (b) Radiadores Montana S.A. located in Granada, Spain, which manufactures and distributes radiators, radiator cores, oil coolers, heaters, and air conditioning condensers and evaporators for the automotive aftermarket and for industrial applications.

          NRF also owns subsidiaries that export products and distribute products throughout Europe.

The two support groups are: (1) European central research group, that is similar to Modine's Research and Development Department in Racine, Wisconsin; and (2) a European central administration unit, that includes the functions of I/S (Information Services); purchasing; quality and environment; and the accounting functions of controlling, cost accounting, and financial accounting.

The Company operates, through Signet Systems, Inc., Signet
Systems GmbH located in Goch, Germany. Signet Systems GmbH is a supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets in Europe.

In the third quarter of fiscal 1996-97, Modine purchased 41.3 percent of Constructions Mecaniques Mota, S.A. (CMM), based near Marseilles, France, with other facilities in Aubagne, France, and Lenta, Italy. CMM is a manufacturer of tube-bundle oil coolers and charge-air coolers for trucks and marine engine markets, which complements Modine's other European businesses.

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

The Company established a sales subsidiary in Japan, Modine Asia
K.K., in February, 1995.

In addition to normal business risks, operations outside of the United States are subject to other risks including, but not limited to, changing governmental laws and regulations, and currency re-evaluations and market fluctuations.

Exports

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 11.8%, 12.9% and 13.8% for fiscal years ended in 1997, 1996 and 1995, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 11.8%, 12.9% and 13.8% for fiscal years ended in 1997, 1996 and 1995, respectively. Royalties from foreign licensees as a percentage of total earnings were 1.6%, 1.0% and 1.0% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations, including export sales, is included in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference at Note 18 on Page 28 therein.

Events subsequent to the End of the Quarter
-------------------------------------------

On June 6, 1997, the Company mailed its Annual Report to
Shareholders and released its sales forecast for the upcoming year. See Current Reports on Form 8-K at page 25 herein for further details.


Competitive Position
--------------------

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

Customer Dependence
-------------------

Ten customers accounted for approximately 40.7% of the Company's sales in the fiscal year ended March 31, 1997. These customers, listed alphabetically, were: BMW, Caterpillar, Chrysler Motor Corporation, Citroen/PSA, Fiat, Ford Motor Company, John Deere, Navistar International, Paccar, Inc. and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as copper, brass, steel, and aluminum and have a relatively short manufacturing cycle.
The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 1997-98.

Raw Materials
-------------

Copper, brass, steel, aluminum, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 1997.

Patents
-------

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

Research and Development
------------------------

Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 1996-97 amounted to $16,877,000; in fiscal 1995-96 amounted to $14,256,000; and in fiscal 1994-95 amounted to approximately $10,907,000. There were no significant expenditures on research activities which were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental Matters
---------------------

Modine has a long-standing corporate environmental policy which demonstrates the Company's commitment to the environment and compliance with all environmental laws and regulations. Modine continues to appraise environmental issues and regulatory compliance with a proactive approach. The benefits realized from the Company's environmental programs include conserved resources, more efficient manufacturing processes, minimized liability exposure and reduced operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems. The Company constantly examines its operations and processes to minimize their impact on the environment. In 1996, the Company revised its corporate waste minimization program, which originated in 1991, to encompass all by-products of the manufacturing process. All Modine facilities have committed to one and five year goals for their own unique programs.

Modine accrues for environmental remediation activities relating to past operations --- including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund," and under the Resource Conservation and Recovery Act (RCRA) --- when it is probable that a liability has been incurred and reasonable estimates can be made. In addition, an obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigatory and/or remedial work to ensure sufficient protection to the environment.

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

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of eleven waste disposal sites. These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. For the eleven sites currently known, the Company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low ("de minimis"), there may be insufficient documentation linking Modine to the site, and the other PRPs have the financial resources to meet their obligations.

Recent environmental legislation will require significant capital equipment expenditures over the next four to five years. For the fiscal year ending March 31, 1997 capital expenditures related to environmental projects were $0.6 million. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally related capital projects to be about $3.5 million in 1997-98. A major portion of these additional costs can be attributed to wastewater treatment system upgrades at two Modine manufacturing facilities. These upgrades are necessary to accommodate an increase in wastewater generation due to expanded production and to insure compliance with wastewater discharge permits.

Environmental expenses charged to current operations, including remediation costs, totaled about $2.3 million for the fiscal year ending March 31, 1997. These expenses include: operation and maintenance costs for solid-waste treatment, storage, and disposal; for costs incurred in conducting environmental-compliance activities; and for other matters. Operating expenses of some facilities may increase during fiscal year 1997-98 because of such charges but the competitive position of the Company is not expected to change materially.

Although environmental costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

Employees
---------

The number of persons employed by the Company at March 31, 1997, was approximately 7,900.

Seasonal Nature of Business
---------------------------

In recent years the Company's business has become more continuous and less seasonal. However, a degree of seasonality may still be experienced since the Aftermarket, Commercial Products, Heating, and Signet Systems Divisions are affected by weather patterns, constructions starts, and other factors. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail illustrates the degree of fluctuation for the past five years:

 Fiscal                                                  Fiscal
  Year      First      Second     Third      Fourth       Year
  Ended    Quarter    Quarter    Quarter    Quarter      Total
           --------   --------   --------   --------     --------
March 31
--------
                        ($ In Thousands)

  1997     $248,514   $254,224   $252,972   $243,336     $999,046
  1996      239,216    254,292    252,817    244,168      990,493
  1995      208,436    221,760    240,505    242,309      913,010
  1994      147,171    156,964    172,351    193,067      669,553
  1993      133,817    144,603    146,591    145,828      570,839

Five-year  $195,431   $206,369   $213,047   $213,741     $828,588
Average

Percent         23%        25%        26%        26%         100%
of Year

Working Capital Items
---------------------

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

In December 1996, Modine announced that it plans to expand its existing testing capabilities in Racine, Wisconsin. The Company will invest approximately $32 million over two and one-half years in this project, which will include a climatic vehicular wind tunnel, a test vehicle preparation site, and incorporation of the existing vehicular wind tunnel into the new structure.

The Company's facilities, on a geographic basis, are as follows:

      Type of             North                   Asia/
      Facility            America     Europe     Pacific     Total
      --------            -------     ------     -------     ------

      Manufacturing         21          11                     32
      Distribution           3           1                      4
      Sales & Service
        Centers/Offices     14          15           1         30
      Joint Ventures                     3           1          4
                            --          --           -         --

      Total                 38          30           2         70


Total square footage of the 70 facilities is approximately
7,327,000 square feet.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit against Mitsubishi Motor Sales of America, Inc., and Showa Aluminum Corporation, alleging infringement of the Company's patent on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement, an accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December 1991, the Company submitted a complaint to the U.S. International Trade Commission
(ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In July 1993, the ITC reversed an earlier ruling by a hearing officer and upheld, as valid and enforceable, the Company's basic patent on parallel-flow air-conditioning condensers. The ITC also ruled that specific condensers from the two Japanese companies did not infringe the Company's patent.
Each of the parties appealed, to the U.S. Court of Appeals for the Federal Circuit, the portion of the ITC opinion adverse to them. In February 1996, the U.S. Court of Appeals for the
Federal Circuit, upheld the patent as valid and enforceable and remanded the case to the ITC for a determination with respect to Showa infringement. In July of 1994, Showa filed a lawsuit against the Company alleging infringement by the Company of certain Showa patents pertaining to condensers. (In June 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi and Showa pertaining to a newly issued patent on parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U.S. Patent Office of the patents involved. All legal and court costs associated with these cases have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

Omitted as not applicable.


                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1996-97 and 1995-96. As of April 1, 1997, shareholders of record numbered approximately 6,157; it is estimated that beneficial owners numbered at least 13,000.

                    1996-97                          1995-96
          ----------------------------     ----------------------------
Quarter     High     Low     Dividends       High     Low     Dividends

First      $29.75   $24.50     $.17         $39.75   $31.50     $.15
Second      28.00    25.00      .17          40.50    28.75      .15
Third       27.25    23.75      .17          32.00    24.00      .15
Fourth      29.75    24.50      .17          26.50    22.50      .15
                               ----                             ----
    TOTAL                      $.68                             $.60
-----------------------------------------------------------------------

Certain of the Company's loan agreements limit the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $145,950,000 was available for these purposes at March 31, 1997. (However, these restricted payments may not exceed $30,000,000 in any fiscal year.)

In October 1986, the Company adopted a shareholder rights plan and issued one right for each share of common stock. The rights are not currently exercisable but will become exercisable 10 days after a shareholder has acquired 20 percent or more, or commenced a tender or exchange offer for 30 percent or more, of the Company's common stock. Each right will initially entitle the holder to purchase a unit of 1/100 Preferred Series A Participating Stock. During fiscal 1996-1997, the Company amended the Plan increasing the price from $21.25 to $95.00 per unit. In the event of certain mergers, sales of assets, or self-dealing transactions involving a 20 percent or more shareholder, each right not owned by such 20 percent or more shareholder will be modified so that it will then be exercisable for common stock having a market value of twice the exercise price of the right. The rights are redeemable in whole by the Company, at a price of $0.0125 per right, at any time before 20 percent or more of the Company's common stock has been acquired. On January 18, 1995, the Board of Directors of the Company authorized an amendment to the Rights Agreement by extending the final expiration date of the Rights from October 27, 1996 to October 27, 2006. Accordingly, the Rights expire on October 27, 2006, unless previously redeemed.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

                                Fiscal Year ended March 31
                      -----------------------------------------------------
                        1997       1996      1995       1994       1993

Sales (in
  thousands)          $999,046  $990,493  $913,010   $669,553   $570,839
Net earnings
  (in thousands)        63,763     61,399    68,442    43,990***   19,987**
Total assets
  (in thousands)       694,955   671,836   590,187    509,981    405,187
Long-term debt
  (in thousands)        85,197    87,809    62,220     77,646      52,350
Dividends per share*       .68       .60       .52        .46         .42
Net earnings per
  share*                  2.10      2.02      2.24       1.44***      .66**

*  Adjusted for stock splits and stock dividends.

** Includes recognition of an accounting change from the adoption of FAS 106, resulting in a one-time after-tax expense of $13,700,000, or $.46 per share.
***Includes recognition of an accounting change from the adoption of FAS 109, resulting in a one-time after-tax benefit of $899,000, or $.03 per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

Certain information required hereunder is incorporated by reference from the Company's 1996-97 Annual Report to Shareholders, pages 4, 7, 8, 11, 12, 13, 14, 15, 16 and 18, attached as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

The report of Coopers & Lybrand L.L.P. dated May 1, 1997, the Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, and Notes to Consolidated Financial Statements, appearing on pages 15, 17, 19, 20, and 21-29 of the Company's 1996-97 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 1996-97 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

There were no disagreements on accounting or financial disclosures between the Company and its auditors.


                            PART III
                            --------

ITEMS 10 and 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
---------------   ---------------------------------------
                  REGISTRANT; EXECUTIVE COMPENSATION.
                  ----------------------------------

The information about directors and executive officers and executive compensation on pages 2 - 4 and pages 8, 9, 12, and 13, of the Company's definitive Proxy Statement dated June 6, 1997 under the headings "Election of Directors", "Nominees to be Elected," "Directors Continuing in Service," and "Executive

Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation
Committee Report on Executive Compensation and the Performance
Graph on pages 10 - 12.

                  Executive Officers of Registrant

                                                               Officer
Name                Age            Position                     Since
----                ---            --------                    -------

R. T. Savage         58   Chairman and Chief Executive           1981
                             Officer
D. R. Johnson        55   President and Chief Operating          1988
                             Officer
W. E. Pavlick        63   Senior Vice President, General
                             Counsel and Secretary               1979
V. S. Frangopoulos   61   Group Vice President, Off-Highway      1981
                             Products
M. G. Baker          57   Group Vice President, Distributed      1987
                             Products
L. D. Howard         53   Group Vice President, Europe           1991
D. B. Rayburn        49   Group Vice President, Highway          1991
                             Products
J. H. Firestone      59   Vice President, Quality &              1990
                             Environment
J. J. Hankey         47   Vice President and General Manager,
                             Commercial Products Division        1992
R. L. Hetrick        55   Vice President, Human Resources        1989
R. W. Possehl        52   Vice President, Administration         1985
A. D. Reid           55   Vice President, Finance and Chief
                             Financial Officer                   1985
A. C. De Vuono       48   Vice President, Technical Services     1996
R. S. Bullmore       47   Corporate Controller                   1983
R. M. Gunnerson      48   Treasurer                              1977
D. R. Zakos          43   Associate General Counsel and
                             Assistant Secretary                 1985

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except
A. C. DeVuono. Mr. DeVuono joined Modine on March 4, 1996, as Director, Technical Services. He was promoted to Vice President Technical Services in October, 1996. Before joining Modine, he was a staff scientist at the Lawrence Berkeley National Laboratory of the University of California. Prior to that, he spent 10 years with Battelle Memorial Institute in Columbus, Ohio, as a principal research scientist, and also has previous affiliations with the teaching faculties of Ohio State University and the University of Illinois. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. Mr. Savage and Mr. Johnson have employment agreements with the Company.

As of February 26, 1997, the Company entered into change-in-control agreements (the "Change-in-Control Agreements") with other key employees (except with Messrs. Savage and Johnson).
The Change-in-Control Agreements provide a severance payment to the executive if the Company terminates the executive's employment or the executive voluntarily terminates the executive's employment within ninety days after a "Pre-Condition" has occurred (as that term is defined in the Change-in-Control Agreements). Each executive officer (except Messrs. Savage and Johnson) is eligible to receive twenty-four months' annual base compensation and a bonus amount as defined in the Change-in-Control Agreements, plus applicable benefits and credited service for pension purposes for the twenty-four month period.

The Company's stock option and stock award plans contain certain provisions relating to change-in-control or other specified transactions that may, if authorized by the Officer Nomination and Compensation Committee of the board, accelerate or otherwise release shares granted or awarded under those plans.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT.
          ----------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 6, 1997 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated
June 6, 1997 on page 15 under the heading "Transactions" attached to this report.


                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------   -------------------------------------------------------
          FORM 8-K.
          --------

(a)  The following documents are filed as part of this Report:

                                                             Page in
                                                          Annual Report*
                                                          -------------

     (1)  Financial Statements:

          Consolidated Statements of Earnings for the
            years ended March 31, 1997, 1996, and 1995          15

                                                             Page in
                                                          Annual Report*
                                                          -------------


          Consolidated Balance Sheets at March 31, 1997
            and 1996                                            17

          Consolidated Statements of Cash Flows for the
            years ended March 31, 1997, 1996, and 1995          19

          Consolidated Statements of Shareholders'
            Investment for the years ended March 31,
            1997, 1996, and 1995                                20

          Notes to Consolidated Financial Statements         21 - 28

          Independent Auditors' Report                          29

     * Incorporated by reference from the indicated
       pages of the 1996-97 Annual Report to Shareholders
                                                             Page in
                                                            Form 10-K
                                                            ---------
     (2)  Financial Statement Schedules:

          Report of Independent Accountants on
            Financial Statement Schedules for the
            three years ended March 31, 1997                    28

          Schedule II - Valuation and Qualifying
            Accounts for the years ended March 31,
            1997, 1996 and 1995                                201

     (3)  Consent of Independent Accountants                   182

     (4)  Exhibit Index                                         19

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

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

     3(b)          Restated By-Laws (as amended) (filed by
                   reference to the Registrant's Quarterly
                   Report on Form 10-Q dated September 26, 1996).

     4(a)          Specimen Uniform Denomination Stock
                   Certificate of the Registrant (filed by
                   reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year
                   ended March 31, 1993).

    *4(b)          Rights Agreement dated as of October 16,
                   1986 between the Registrant and First
                   Chicago Trust Company of New York (Rights
                   Agent)                                              29


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

     4(b)(iii)     Rights Agreement Amendment No. 3
                   dated as of October 15, 1996, between
                   the Registrant and First Chicago Trust
                   Company of New York (Rights Agent)
                   (filed by reference to the exhibit
                   contained within the Registrant's
                   Quarterly Report on Form 10-Q dated
                   December 26, 1996.)

            Note:  The amount of long-term debt authorized
            ----
            under any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.
            Therefore, no such instruments are required to be filed as exhibits to this Form 10-K. The
            Registrant agrees to furnish copies of such instruments to the Commission upon request.

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

     9             Not applicable.

    *10(a)         Director Emeritus Retirement Plan
                   (effective April 1, 1992).                          83

     10(b)         1978 Incentive Stock Plan (as amended)
                   (filed by reference to the Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1993).

    *10(c)         Employment agreement between the Registrant
                   and R. T. Savage.                                   98

     10(c)(i) Employment agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Quarterly Report on Form
                   10-Q dated November 1, 1996).

    *10(d)         1985 Incentive Stock Plan (as amended).            123

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

    *10(i)         Director Emeritus Agreement between the
                   Registrant and Bernard H. Regenburg.               128

     10(j)         1992 Stock Award Plan [a part of the
                   1985 Incentive Stock Plan].

                   Note:  The 1992 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

     10(k)         1993 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1993 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

     10(l)         1994 Stock Award Plan [a part of the
                   1985 Incentive Stock Plan].

                   Note:  The 1994 Plan is not materially
                   ----
                   different from the 1987 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1993.

    *10(m)         1994 Incentive Compensation Plan
                   (as amended).                                      130

    *10(n)         1994 Stock Option Plan for Non-
                   Employee Directors (as amended).                   138

     10(o)         1995 Stock Award Plan [a part of the
                   1994 Incentive Compensation Plan]
                   (filed by reference to the exhibit
                   contained within the Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year 1995).

     10(p)         1995 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan] (filed by
                   reference to the exhibit contained
                   within the Registrant's Annual Report
                   on Form 10-K for the fiscal year 1995).

     10(q)         1995 Stock Option Agreement [a part of
                   the 1994 Stock Option Plan for Non-Employee
                   Directors] (filed by reference to the
                   exhibit contained within the Registrant's
                   Annual Report on Form 10-K for the fiscal year 1995).

     10(r) 1996 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1996).

     10(s)         1996 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan] (filed by

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

                   reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1996).

     10(t)         1996 Stock Option Agreement [a part of the
                   1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1996 Stock Option Agreement is
                   ----
                   not materially different from the 1995 Non-
                   Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1995.

     10(u)         1997 Stock Award Plan [a part of the
                   1994 Incentive Compensation Plan].

                   Note:  The 1997 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock
                   Award Plan filed with the Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year 1996.

     10(v)         1997 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1997 Stock Option Agreements
                   ----
                   are not materially different from the
                   1996 Stock Option Agreements filed with
                   the Registrant's Annual Report on Form
                   10-K for the fiscal year 1996.

     10(w)         1997 Stock Option Agreement [a part of
                   the 1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1997 Stock Option Agreement is
                   ----
                   not materially different from the 1995
                   Non-Employee Directors Stock Option
                   Agreement filed with the Registrant's
                   Annual Report or Form 10-K for the
                   fiscal year 1995.

    *11            Statement re: computation of per
                   share earnings.                                    143

     12            Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

    *13            1996-97 Annual Report to Shareholders.
                   Except for the portions of the Report
                   expressly incorporated by reference,
                   the Report is furnished solely for the
                   information of the Commission and is
                   not deemed "filed" as a part hereof.               144

     16            Not applicable.

     18            Not applicable.

    *21            List of subsidiaries of the
                   Registrant.                                        180

     22            Not applicable.

    *23            Consent of independent accountants.                182

     24            Not applicable.

    *27            Financial Data Schedule                            183

     28            Not applicable.

    *99            Definitive Proxy Statement of the
                   Registrant dated June 6, 1997.  Except
                   for the portions of the Proxy Statement
                   expressly incorporated by reference, the
                   Proxy Statement is furnished solely for
                   the information of the Commission and is
                   not deemed "filed" as a part hereof.               184

     None          Appendix (filed pursuant to Item
                   304 of Regulation S-T).                            202

     Note:  All Exhibits filed herewith are current
     ----
     to the end of the reporting period of the Form
     10-K (unless otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
---------------------------

A Current Report on Form 8-K, dated June 6, 1997, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and
(2) a statement of the important factors and assumptions regarding forward-looking statements.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 18, 1997        By: R. T. SAVAGE
                                -------------------------------
                                R. T. Savage, Chairman and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


R. T. SAVAGE                                    June 18, 1997
------------------------------------            -------------
R. T. Savage, Chairman, Chief                      Date
Executive Officer and Director

D. R. JOHNSON                                   June 18, 1997
------------------------------------            -------------
D. R. Johnson, President and                       Date
Chief Operating Officer

A. D. REID                                      June 18, 1997
------------------------------------            -------------
A. D. Reid, Vice President, Finance                Date
and Chief Financial Officer

W. E. PAVLICK                                   June 18, 1997
-------------------------------------           -------------
W. E. Pavlick, Senior Vice President,           Date
General Counsel and Secretary

R. J. DOYLE                                     June 18, 1997
-------------------------------------           -------------
R. J. Doyle, Director                           Date

T. J. GUENDEL                                   June 18, 1997
-------------------------------------           -------------
T. J. Guendel, Director                         Date

F. W. JONES                                     June 18, 1997
-------------------------------------           -------------
F. W. Jones, Director                           Date

D. J. KUESTER                                   June 18, 1997
-------------------------------------           -------------
D. J. Kuester, Director                         Date

V. L. MARTIN                                    June 18, 1997
-------------------------------------           -------------
V. L. Martin, Director                          Date

G. L. NEALE                                     June 18, 1997
-------------------------------------           -------------
G. L. Neale, Director                           Date

S. W. TISDALE                                   June 18, 1997
-------------------------------------           -------------
S. W. Tisdale, Director                         Date

M. T. YONKER                                    June 18, 1997
-------------------------------------           -------------
M. T. Yonker, Director                          Date

Coopers
& Lybrand L.L.P.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statements of Modine Manufacturing Company and Subsidiaries has been incorporated by reference in this Form 10-K from the 1997 annual report to shareholders of Modine Manufacturing Company and Subsidiaries on page 29 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 19 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND LLP

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
May 1, 1997