Form 10-Q
period 1997-06-26
MODINE MANUFACTURING CO
filed 1997-08-04
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1997
                                         -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                    WISCONSIN                                 39-0482000
     ---------------------------------------------        -------------------
     (State or other jurisdiction of incorporation         (I.R.S. Employer
      or organization)                                    Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                       ---------------


                         NOT APPLICABLE
     ------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at August 1, 1997
     ------------------------------     -----------------------------
     Common Stock, $0.625 Par Value             29,767,543

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                                    Page No.
                                                                   --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 1997                           3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 1997 and 1996                               4

               Consolidated Statements of Cash Flows -
                 For the Three Months Ended June 26,
                 1997 and 1996                                        5

               Notes to Consolidated Financial Statements             6-7

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                            8-10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      11

     Item 6.   Exhibits and Reports on Form 8-K                       12-13

Signatures                                                            13

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per-share amounts)
                June 26, 1997 and March 31, 1997
                           (Unaudited)
                                               June 26, 1997   March 31, 1997
                                               -------------   --------------
ASSETS
------
   Current assets:
   Cash and cash equivalents                      $ 37,380         $ 34,822
   Trade receivables, less allowance for
     doubtful accounts of $4,526 and $4,140        164,906          149,800
   Inventories                                     144,024          142,115
   Deferred income taxes and other current
     assets                                         37,853           39,405
                                                  --------         --------
   Total current assets                            384,163          366,142
                                                  --------         --------

   Other assets:
   Property, plant, and equipment - net            214,812          210,115
   Investment in affiliates                          9,582            9,497
   Intangible assets, less accumulated
     amortization of $13,991 and $12,885            61,445           62,948
   Deferred charges and other noncurrent
     assets                                         47,064           46,253
                                                  --------         --------
   Total other assets                              332,903          328,813
                                                  --------         --------
       Total assets                               $717,066         $694,955
                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
   Current liabilities:
   Short-term debt                                $  3,622         $  2,962
   Long-term debt - current portion                 14,194           14,061
   Accounts payable                                 71,817           72,173
   Accrued compensation and employee benefits       48,588           44,497
   Income taxes                                     15,905            7,535
   Accrued expenses and other current
     liabilities                                    26,409           28,771
                                                  --------         --------
   Total current liabilities                       180,535          169,999
                                                  --------         --------
   Other liabilities:
   Long-term debt                                   85,872           85,197
   Deferred income taxes                            13,346           13,331
   Other noncurrent liabilities                     41,265           40,740
                                                  --------         --------
   Total other liabilities                         140,483          139,268
                                                  --------         --------
       Total liabilities                           321,018          309,267
                                                  --------         --------

   Shareholders' investment:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares,
     issued - none                                       -                -
   Common stock, $0.625 par value,
     authorized 80,000 shares, issued
     30,342 shares                                  18,964           18,964
   Additional paid-in capital                       10,380            9,760
   Retained earnings                               390,419          378,740
   Foreign currency translation adjustment          (3,838)          (3,016)
   Treasury stock at cost: 568 and 509
     shares, respectively                          (16,411)         (14,949)
   Restricted stock - unamortized value             (3,466)          (3,811)
                                                  --------        ---------
       Total shareholders' investment              396,048          385,688
                                                  --------        ---------
       Total liabilities and shareholders'
         investment                               $717,066         $694,955
                                                  ========         ========

(See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF EARNINGS
        For the three months ended June 26, 1997 and 1996
            (In thousands, except per-share amounts)
                           (Unaudited)


                                                   Three months ended  June 26
                                                  -----------------------------
                                                     1997               1996
                                                  ----------         ----------

Net sales                                          $256,923           $248,514

Cost of sales                                       181,882            181,163
                                                   --------           --------

Gross profit                                         75,041             67,351

Selling, general, and administrative expenses        44,549             42,099
                                                   --------           --------

Income from operations                               30,492             25,252

Non-operating income                                  1,890              2,627

Interest expense                                     (1,135)            (1,302)

Non-operating expense                                (1,427)            (1,387)
                                                   --------           --------

Earnings before income taxes                         29,820             25,190

Provision for income taxes                           11,635              8,800
                                                   --------           --------

Net earnings                                       $ 18,185           $ 16,390
                                                   ========           ========


Net earnings per share of common stock*               $0.60              $0.54
                                                   ========           ========

Dividends per share                                   $0.19              $0.17
                                                   ========           ========

Average common shares and common share
 equivalents outstanding                             30,389             30,404
                                                   ========           ========

(See accompanying notes to consolidated financial statements.)

*(See Exhibit 11 for computation of earnings per share.)


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
        For the Three Months Ended June 26, 1997 and 1996
                           (Unaudited)

                                                   Three months ended June 26
                                                  -----------------------------
                                                     1997               1996
                                                  ----------         ----------
Net cash provided by operating activities          $ 23,430           $ 23,527

Cash flows from investing activities:
Expenditures for property, plant, and equipment     (14,656)           (16,668)
Acquisitions, net of cash acquired                        0             (1,829)
Proceeds from dispositions of assets                     (8)                52
Other - net                                             (41)              (131)
                                                   --------           --------

Net cash (used for) investing activities            (14,705)           (18,576)

Cash flows from financing activities:
Increase/(decrease) in short-term debt - net            688             (3,249)
Additions to long-term debt                           2,202              8,289
Reductions of long-term debt                         (1,092)            (3,078)
Issuance of common stock, including treasury
  stock                                                 392              2,504
Purchase of treasury stock                           (2,698)            (1,025)
Cash dividends paid                                  (5,659)            (5,064)
                                                   --------           --------

Net cash (used for) financing activities             (6,167)            (1,623)
                                                   --------           --------

Net increase in cash and cash equivalents             2,558              3,328
Cash and cash equivalents at beginning of
  period                                             34,822             17,958
                                                   --------           --------

Cash and cash equivalents at end of period         $ 37,380           $ 21,286
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

                                                  (In Thousands)
     -----------------------------------------------------------
                               June 26, 1997      March 31, 1997
     -----------------------------------------------------------
     Raw materials               $ 38,587           $ 41,592
     Work in process               36,746             37,317
     Finished goods                68,691             63,206
                                 --------           --------
      Total inventories          $144,024           $142,115
                                 ========           ========

2.   Property, plant, and equipment is composed of:

                                                  (In Thousands)
     -----------------------------------------------------------
                                June 26, 1997     March 31, 1997
     -----------------------------------------------------------

     Gross, property,
      plant & equipment           $472,371          $458,914
     Less accumulated
      depreciation                (257,559)         (248,799)
                                  --------          --------
       Net property,
        plant & equipment         $214,812          $210,115
                                  ========          ========

3. Recent developments concerning legal proceedings reported in the Company's Form 10-K report for the year ended March 31, 1997, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's consolidated financial position.

4. In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new reporting and disclosure requirements promulgated in these statements, the Company is required to, and will adopt the provisions beginning in its fiscal 1998-99 year.

5. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1997 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

6. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1997.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 1997-98 with the First Quarter
-----------------------------------------------------------------
of 1996-97
----------

Net sales for the first quarter of fiscal 1997-98 were a record
$256.9 million, up 3.4% from the $248.5 million reported in the first quarter of last year.

Sales increased in five of Modine's six major markets. The largest revenue increase was to the industrial market, particularly due to the good business with engine manufacturers both domestically and abroad. In the medium-heavy truck market, sales to North American heavy-truck OEM's showed a good increase over the prior year. Sales to the building market, particularly from components sold to residential and commercial air-conditioning OEM's, registered significant gains on a year-over-year basis. Dollar-denominated sales to the passenger-car and light-truck market were down somewhat from the year before while unit sales were up, particularly in Europe.

Gross margin increased 2.1%, as a percentage of sales, over the first quarter of the previous year to 29.2% from 27.1%.
Improvements shown in Europe and the North American truck and automotive aftermarket were primarily responsible for the change.

Selling, general and administrative expenses increased 5.8% over last year's first quarter while only increasing 0.4% as a percent of sales. A number of categories registered small increases over a year ago.

Average outstanding debt levels declined $8.6 million, or approximately 8.0%, from the same quarter a year ago while interest expense declined 12.8%, or $0.2 million from a year ago. The lower interest expense can be primarily attributed to a continuing reduction in higher rate domestic debt through normally scheduled repayments. Net non-operating income declined by $0.8 million. A one-time reserve adjustment in fiscal 1996-97, relating to changes in the sales organization in Europe, was the main factor contributing to the year-over-year change.

The effective tax rate of 39.0%, increased by 4.1% when compared to the same period last year. The main factors responsible for the increase were higher earnings in Europe and lower tax loss carryforwards.

Net earnings for the first quarter were a record $18.2 million or $.60 per share, up 11.0% from last year's $16.4 million, or $.54 per share. Increased contribution from Europe and from the North American truck market and the automotive aftermarket had the greatest impact on the gain in earnings, more than offsetting the effect of a stronger U.S. dollar.

Outlook for the Remainder of the Year
-------------------------------------

As forecast in the annual report, the company's margins have continued to improve. If the markets the Company serves remain strong, with the economies of the United States and Europe continuing to hold up, fiscal-year earnings growth of about 10 percent is achievable on the more modest sales increase that is expected. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
-------------------

Comparison between June 26, 1997 and March 31, 1997
---------------------------------------------------

Current Assets
--------------

Cash and cash equivalents increased by $2.6 million to a total of $37.4 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the utilization of available borrowing facilities.

Net trade receivables increased $15.1 million. Higher sales and normal seasonal marketing programs contributed to the increase.

Inventory levels declined by $1.9 million. Among the items effecting inventory were higher sales volumes, exchange rate fluctuations in Europe, process and product line changes at certain manufacturing facilities as well as ongoing management efforts to control inventory levels.

Deferred income taxes and other current assets decreased $1.6 million due primarily to reductions in other receivables and unbilled customer tooling.

Working capital increased approximately 4% to $203.6 million from $196.1 million while the current ratio decreased slightly to 2.1 to 1 from 2.2 to 1. A number of categories experienced changes, but the largest items influencing the change were increases in trade receivables, income taxes payable, and accrued compensation and employee benefits.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $4.7 million to $214.8 million as capital expenditures exceeded depreciation, retirements and foreign currency translation adjustments. Outstanding material commitments for capital expenditures were $50.5 million at June 26, 1997 compared to $27.0 million at March 31, 1997. The largest commitment of approximately $21.6 million relates to the construction of the new technical center in Racine, Wisconsin. Approximately $12.7 million of the outstanding commitment amount covers facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. The outstanding commitments will be financed primarily through internally generated cash.

Intangible Assets
-----------------

Intangible assets decreased $1.5 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Noncurrent Assets
--------------------------------------------

Deferred charges and other noncurrent assets increased $0.8 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable, accrued compensation and employee benefits and other accrued expenses increased $1.4 million. Normal timing differences in the level of operating activity were responsible for the increase. Accrued income taxes increased $8.4 million from normal timing differences in making estimated tax payments together with an increase in the effective tax rate.

Debt
----

Total outstanding debt increased by $1.5 million. Short-term debt increased $0.7 million while long-term debt increased by $0.8 million. The changes in short-term debt occurred at the Company's European subsidiaries.

Consolidated available lines of credit decreased during the quarter by $1.0 million. The foreign unused lines of credit at June 26, 1997 were $6.7 million, while the Company had $12.5 million available under a domestic multicurrency revolving credit agreement. The total debt to equity ratio decreased from 26.5% to 26.2% during the quarter.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $10.4 million to a total of $396.0 million. The net increase resulted primarily from record first quarter net earnings of $18.2 million. The value of the dollar increased relative to other currencies during the quarter, resulting in an unfavorable foreign currency translation impact of $0.8 million. Dividends paid to shareholders of $5.7 million, net treasury stock purchases of $1.5 million; and other minor changes to the capital accounts also contributed to the change.


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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

   4(a) Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

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

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

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

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Form 8-K to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein. This Report is dated June 6, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              ----------------------------
                              (Registrant)


                              By:   A. D. REID
                                 -----------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  August 1, 1997         By:   W. E. PAVLICK
                                 -----------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary