Form 10-Q
period 1997-09-26
MODINE MANUFACTURING CO
filed 1997-11-04
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1997
                                       ------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                  39-0482000
     ---------------------------------------------    --------------------
     (State or other jurisdiction of incorporation     (I.R.S. Employer
     or organization)                                 Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ---------------------------------------------    --------------------
     (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        --------------


                         NOT APPLICABLE
     ---------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        ------     ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at November 3, 1997
     ------------------------------       -------------------------------
     Common Stock, $0.625 Par Value                29,709,917

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                                 Page No.
                                                                 --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 1997                    3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 September 26, 1997 and 1996
                 and the Six Months Ended
                 September 26, 1997 and 1996                        4

               Consolidated Statements of Cash Flows -
                 For the Six Months Ended September 26,
                 1997 and 1996                                      5

               Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                          8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                   14

     Item 5.   Other Information                                   15

     Item 6.   Exhibits and Reports on Form 8-K                    15

Signatures                                                         17

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                   September 26, 1997 and March 31, 1997
                 (In thousands, except per-share amounts)
                                (Unaudited)
                                            September 26, 1997   March 31,1997
                                            ------------------   -------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                     $  27,932           $  34,822
 Trade receivables, less allowance for
  doubtful accounts of $4,690 and $4,140         165,350             149,800
 Inventories                                     140,016             142,115
 Deferred income taxes and other current
  assets                                          39,477              39,405
                                               ---------           ---------
 Total current assets                            372,775             366,142
                                               ---------           ---------
 Other assets:
 Property, plant, and equipment - net            218,203             210,115
 Investment in affiliates                          9,218               9,497
 Intangible assets, less accumulated
  amortization of $14,922 and $12,885             59,525              62,948
 Deferred charges and other noncurrent
  assets                                          47,889              46,253
                                               ---------           ---------
 Total other assets                              334,835             328,813
                                               ---------           ---------
  Total assets                                 $ 707,610           $ 694,955
                                               =========           =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                               $  10,981           $   2,962
 Long-term debt - current portion                 10,257              14,061
 Accounts payable                                 72,790              72,173
 Accrued compensation and employee
  benefits                                        45,181              44,497
 Income taxes                                      5,655               7,535
 Accrued expenses and other current
  liabilities                                     25,305              28,771
                                               ---------           ---------
 Total current liabilities                       170,169             169,999
                                               ---------           ---------
 Other liabilities:
 Long-term debt                                   79,743              85,197
 Deferred income taxes                            13,278              13,331
 Other noncurrent liabilities                     41,079              40,740
                                               ---------           ---------
 Total other liabilities                         134,100             139,268
                                               ---------           ---------
    Total liabilities                            304,269             309,267
                                               ---------           ---------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none              -                   -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued 30,342
  shares                                          18,964              18,964
 Additional paid-in capital                       11,473               9,760
 Retained earnings                               399,582             378,740
 Foreign currency translation adjustment          (6,430)             (3,016)
 Treasury stock at cost: 598 and 509
  shares, respectively                           (17,126)            (14,949)
 Restricted stock - unamortized value             (3,122)             (3,811)
                                               ---------           ---------
    Total shareholders' investment             $ 403,341           $ 385,688
                                               ---------           ---------
    Total liabilities and shareholders'
      investment                               $ 707,610           $ 694,955
                                               =========           =========

(See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 1997 and 1996
              For the six months ended September 26, 1997 and 1996
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                         Three months ended          Six months ended
                                                        --------------------       ---------------------
                                                            September 26               September 26
                                                        --------------------       ---------------------
                                                          1997        1996           1997        1996
                                                        --------    --------       --------    --------

Net Sales                                               $260,806    $254,224       $517,729    $502,738
Cost of sales                                            185,517     185,109        367,399     366,272
                                                        --------    --------       --------    --------

Gross profit                                              75,289      69,115        150,330     136,466
Selling, general, and administrative expenses             46,275      44,368         90,824      86,467
                                                        --------    --------       --------    --------

Income from operations                                    29,014      24,747         59,506      49,999
Non-operating income                                       2,185       1,889          4,075       4,516
Interest expense                                            (973)     (1,562)        (2,108)     (2,864)
Non-operating expense                                     (1,798)     (1,445)        (3,225)     (2,832)
                                                        --------    --------       --------    --------

Earnings before income taxes                              28,428      23,629         58,248      48,819
Provision for income taxes                                10,199       7,975         21,834      16,775
                                                        --------    --------       --------    --------

Net earnings                                            $ 18,229    $ 15,654       $ 36,414    $ 32,044
                                                        ========    ========       ========    ========

Net earnings per share of common stock*                    $0.60       $0.51          $1.20       $1.05
                                                        ========    ========       ========    ========

Dividends per share                                        $0.19       $0.17          $0.38       $0.34
                                                        ========    ========       ========    ========

Average common shares and common share
  equivalents outstanding                                 30,427      30,459         30,414      30,430
                                                        ========    ========       ========    ========


(See accompanying notes to consolidated financial statements.)

*See EXHIBIT 11 for computation of earnings per share.




                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 1997 and 1996
                           (Unaudited)

                                                  Six months ended September 26
                                                  -----------------------------
                                                      1997              1996
                                                  -----------       -----------

Net cash provided by operating activities           $ 38,885          $ 48,674

Cash flows from investing activities:
Expenditures for property, plant, and equipment      (33,170)          (28,748)
Acquisitions, net of cash acquired                         -            (1,829)
Proceeds from dispositions of property, plant,
 and equipment                                         1,785               107
Other - net                                              (33)             (133)
                                                    --------          --------

Net cash (used for) investing activities             (31,418)          (30,603)

Cash flows from financing activities:
Increase/(decrease) in short-term debt - net           8,221            (6,789)
Additions to long-term debt                           14,211            13,205
Reductions of long-term debt                         (19,056)           (8,733)
Issuance of common stock, including treasury
 stock                                                 2,462             3,489
Purchase of treasury stock                            (8,880)           (2,479)
Cash dividends paid                                  (11,315)          (10,141)
                                                    --------          --------

Net cash(used for) financing activities              (14,357)          (11,448)
                                                    --------          --------

Net (decrease)/increase in cash and cash
 equivalents                                          (6,890)            6,623
Cash and cash equivalents at beginning of
 period                                               34,822            17,958
                                                    --------          --------

Cash and cash equivalents at end of period          $ 27,932          $ 24,581
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

                                                          (In Thousands)
     ---------------------------------------------------------------------
                                   September 26, 1997      March 31, 1997
     ---------------------------------------------------------------------
     Raw materials                     $ 39,539              $ 41,592
     Work in process                     37,426                37,317
     Finished goods                      63,051                63,206
                                       --------              --------
      Total inventories                $140,016              $142,115
                                       ========              ========

2.   Property, plant, and equipment is composed of:

                                                          (In Thousands)
     ---------------------------------------------------------------------
                                   September 26, 1997      March 31, 1997
     ---------------------------------------------------------------------

     Gross, property,
      plant & equipment                $478,400              $458,914
     Less accumulated
      depreciation                     (260,197)             (248,799)
                                       --------              --------
       Net property,
        plant & equipment              $218,203              $210,115
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

5. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1997 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 1997-98 with the Second Quarter of
----------------------------------------------------------------------
1996-97
-------

Net sales for the second quarter of fiscal 1997-98 were a record $260.8 million, up 2.6% from the $254.2 million reported in the second quarter of last year. Sales to the medium- and heavy-truck market had the highest percentage and dollar increases among Modine's major markets compared with the same period a year ago. Continued recovery in the North American heavy-truck market led the advance, coupled with the excellent results from Europe. Sales to customers in the off-highway market had the second largest increases, with gains in both the North American construction- and agricultural-equipment areas. Modine's revenues from the passenger-car and light-truck market were down, due in part to the currency translation effects of the stronger dollar.

Gross margin increased 1.7%, as a percentage of sales, over the second quarter of the previous year to 28.9% from 27.2%. Improvements shown in Europe and the North American truck market and automotive aftermarket continue to be primarily responsible for the change. These changes are due in part to lower material costs and continuing productivity increases.

Selling, general and administrative expenses increased 4.3% over last year's second quarter while increasing 0.2% as a percentage of sales. Among items contributing to the increase were higher freight and employee-health costs.

Operating income increased 17.2% over last year's second quarter, or 1.4% as a percentage of sales. Lower material costs and continuing improvement in Modine's European operations were the main factors contributing to the change.

Average outstanding debt levels during the quarter declined by approximately $12.1 million, or 10.7%, over the same period a year ago. Correspondingly, interest expense decreased 37.7%, or $0.6 million from a year ago. The lower interest expense can be attributed to several factors including, a continuing reduction in higher rate domestic debt through normally scheduled repayments; lower interest rates on certain non-domestic debt; and reduced interest expense resulting from completed IRS reviews. Net non-operating income remained virtually unchanged from the same period last year.

The effective tax rate increased by 2.1% when compared to the same period last year. The increase is primarily the result of prior year IRS reviews which lowered the effective rate in that quarter.

Net earnings for the second quarter were a record $18.2 million or $.60 per share, up 16.4% from last year's $15.7 million, or $.51 per share. Annualized return on shareholders' investment, at 18.2% for the quarter, was in management's target range of 15-20%.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Six Months of 1997-98 with the First Six
----------------------------------------------------------------
Months of 1996-97
-----------------

Net sales for the first six months of fiscal 1997-98 reached a record $517.7 million, up 3.0% from the $502.7 million reported in the first six months of last year. In comparing sales by major market, the first half of fiscal 97-98 paralleled the results reported for the second quarter. Sales to the medium- and heavy-truck market had the highest percentage and dollar increases among Modine's major market compared with the same period a year ago. Continued recovery in the North American heavy-truck market led the advance with Europe generating excellent results as well. Sales to Modine customers in the off-highway market had the second largest increases, with gains in both the North American construction- and agricultural-equipment areas. Modine's revenues from the passenger-car and light-truck market were down, due in part to the currency translation effects of the stronger dollar. Overall, the stronger U.S. dollar negatively impacted the translation of foreign sales by $24.4 million in the first half of the year.

Gross margin increased 1.9%, as a percent of sales, over the first six months of the previous year to 29.0% from 27.1%. Lower material costs and continuing improvement in European operations were the main factors responsible for the change.

Selling, general and administrative expenses increased 5.0% over the first six months last year while increasing 0.3% as a percentage of sales. An increase in freight and employee health-care costs were among the items contributing to the overall increase.

Average outstanding debt levels during the first six months decreased by approximately $10.6 million, or 9.4%, over the same period a year ago. Corresponding interest expense declined by 26.4%, or $0.8 million, over the same six month period, a year ago. The lower interest expense can be attributed to several factors including; a continuing reduction in higher rate domestic debt through normally scheduled repayments; lower interest rates on certain non-domestic debt; and reduced interest expense resulting from completed IRS reviews.

Operating income increased by 19% over the first half of the previous year, or 1.6% as a percentage of sales. As mentioned previously, lower material costs and improving European operations were the primary reasons for the change.

The effective tax rate increased by 3.1% when compared to the same period last year. The main factors responsible for the increase were higher earnings in Europe and lower tax loss carryforwards.

Net earnings for the six months were $36.4 million, or $1.20 per share, up 13.6% from last year's $32.0 million, or $1.05 per share. Annualized return on shareholders' investment, at 18.5% for the first six months met management's target range of 15-20%.

Outlook for the Remainder of the Year
-------------------------------------

As forecast in the annual report, the Company's margins have continued to improve. If the markets the Company serves remain strong, with the economies of the Unites States and Europe continuing to hold up, fiscal-year earnings growth of about 10 percent is achievable on the more modest sales increase that is expected. These forward looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as exhibit 99 and incorporated herein by reference.

                       FINANCIAL CONDITION
                       -------------------

Comparison between September 26, 1997 and March 31, 1997
--------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $6.9 million to a total of $27.9 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $15.6 million, or 10.4%. Normal seasonal marketing programs in the heating and aftermarket divisions and stronger truck sales were the main factors contributing to the increase shown.

Overall inventory levels decreased by $2.1 million. Among the items affecting inventory were ongoing management efforts to control inventory levels, changes in sales volumes, exchange rate fluctuations in Europe, and process and product line changes at certain manufacturing facilities.

Deferred income taxes and other current assets were virtually unchanged.

Working capital increased approximately 3.3% to $202.6 million from $196.1 million and the current ratio remained at 2.2 to 1. A number of categories experienced changes, with the largest items influencing the change being a seasonal increase in trade receivables, an increase in debt due within a year, and a reduction in cash.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $8.1 million to $218.2 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Outstanding material commitments for capital expenditures were $55.9 million at September 26, 1997, compared to $27.0 million at March 31, 1997. The largest commitment of approximately $22.9 million relates to the construction of a new technical center in Racine, Wisconsin. Approximately $16.4 million of the outstanding commitment amount covers facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. The outstanding commitments will be financed primarily through internally generated cash.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $3.4 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $1.6 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $2.2 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes decreased $1.9 million from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt decreased by $1.2 million from March 31, 1997. Long-term debt decreased by $9.2 million while short-term debt increased by $8.0 million. Most of the increase in short-term debt was domestic while the decrease in long-term debt was about evenly divided between domestic and foreign.

Consolidated available lines of credit decreased by $1.5 million which was largely utilized for short-term borrowing by the Company's European subsidiaries. Foreign unused lines of credit at September 26, 1997 were $5.7 million, while the Company had $13.0 million available under its domestic revolving credit facility. Total debt as a percentage of shareholders' equity decreased from 26.5% to 25.0%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $17.7 million to a total of $403.3 million. The net increase came primarily from net earnings of $36.4 million for the first six months. The value of the dollar increased relative to other currencies during the first half of the year, resulting in an unfavorable currency impact of $3.4 million. Dividends paid to shareholders of $11.3 million, net treasury stock purchases of $2.2 million, and other minor changes to the capital accounts also contributed to the change.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In August 1997, the ITC issued an Order excluding from U.S. import Showa condensers that infringe Modine Manufacturing Company's parallel-flow patent. The ITC's Order covers condensers, their parts, and certain products including them, such as air-conditioning kits and systems. It directs the U.S. Customs Service to exclude from importation into the United States such products manufactured by Showa Aluminum Corporation of Japan and Showa Aluminum Corporation of America. The decision is based on a Modine U.S. patent covering condensers with tube hydraulic diameters less than 0.04822 inches. The Showa companies must certify to Customs officials that any condenser items imported by them do not infringe Modine's parallel-flow patent. The companies must also file annual reports with the ITC regarding their sales of Showa parallel-flow condensers in the United States.

In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U. S. Patent Office of the patents involved. In October of 1997, Modine has been issued a Japanese patent (in spite of oppositions by many parties) covering parallel-flow air conditioning condensers having tube hydraulic diameters less than
0.070 inches. A similar patent has been issued to Modine by the European Patent Office and is currently in the opposition stage. All legal and court costs associated with these cases have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.


Item 5.  Other Information.

On November 10, 1997, Norwest Bank Minnesota, N.A., will become the transfer agent, registrar, dividend disbursement agent, and administrator of the Modine Dividend Reinvestment Plan (DRP) for shareholders of Modine Manufacturing Company.

Also effective November 10, 1997, Norwest becomes the rights agent under the terms of the Modine shareholder Rights Plan. The plan, which is discussed in Note 16 of the 1997 Annual Report, was initiated in October 1986. During fiscal 1995, Modine extended the expiration date of the rights, which will expire on October 27, 2006, unless previously redeemed.

American Stock Transfer & Trust Company, the current transfer agent and registrar, will act in that capacity until the close of business on Friday, November 7.


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

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

   4(b)(i) Rights Agreement Amendment No. 1 dated as of January 18, 1995 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the exhibit contained within the Registrant's Current Report on Form 8-K dated
                  January 13, 1995).

   4(b)(ii) Rights Agreement Amendment No. 2 dated as of January 18, 1995 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the exhibit contained within the Registrant's Current Report on Form 8-K dated
                  January 13, 1995).

   4(b)(iii)      Rights Agreement Amendment No. 3 dated as of
                  October 15, 1996, between the Registrant and
                  First Chicago Trust Company of New York
                  (Rights Agent) (filed by reference to the exhibit contained within the Registrant's
                  Quarterly Report on Form 10-Q dated
                  December 26, 1996).

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

The Company filed no Reports on Form 8-K during the quarter ended
September 26, 1997.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:   A. D. REID
                                 ---------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 3, 1997       By:   W. E. PAVLICK
                                 ---------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary