Form 10-Q
period 1997-12-26
MODINE MANUFACTURING CO
filed 1998-02-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1997
                                       -----------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                             39-0482000
     ------------------------------------      ------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin          53403-2552
     ------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        ---------------

                         NOT APPLICABLE
     ------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at February 4, 1998
     ------------------------------     -------------------------------
     Common Stock, $0.625 Par Value               29,688,894

                  MODINE MANUFACTURING COMPANY

                              INDEX


PART I.   FINANCIAL INFORMATION                                     Page No.
                                                                    --------

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1997                         3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1997 and 1996
                 and the Nine Months Ended
                 December 26, 1997 and 1996                             4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended
                 December 26, 1997 and 1996                             5

               Notes to Consolidated Financial Statements               6

     Item 2.   Management's Discussion and Analysis of
                 Results of Operations and Financial Condition          8


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       13

     Item 5.   Other Events                                            14

     Item 6.   Exhibits and Reports on Form 8-K                        14

Signatures                                                             16

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              December 26, 1997 and March 31, 1997
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                      December 26, 1997       March 31, 1997
                                                      -----------------       --------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                                  $ 30,094               $ 34,822
 Trade receivables, less allowance for
  doubtful accounts of $5,050 and $4,140                     162,712                149,800
 Inventories                                                 141,894                142,115
 Deferred income taxes and other current assets               40,170                 39,405
                                                            --------               --------
 Total current assets                                        374,870                366,142
                                                            --------               --------

 Other assets:
 Property, plant, and equipment -- net                       229,494                210,115
 Investment in affiliates                                      9,042                  9,497
 Intangible assets, less accumulated
  amortization of $16,149 and $12,885                         58,485                 62,948
 Deferred charges and other noncurrent assets                 48,714                 46,253
                                                            --------               --------
 Total other assets                                          345,735                328,813
                                                            --------               --------
  Total assets                                              $720,605               $694,955
                                                            ========               ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                                            $ 14,017               $  2,962
 Long-term debt -- current portion                             2,529                 14,061
 Accounts payable                                             68,642                 72,173
 Accrued compensation and employee benefits                   45,614                 44,497
 Income taxes                                                 10,245                  7,535
 Accrued expenses and other current liabilities               28,588                 28,771
                                                            --------               --------
 Total current liabilities                                   169,635                169,999
                                                            --------               --------

 Other liabilities:
 Long-term debt                                               81,182                 85,197
 Deferred income taxes                                        13,302                 13,331
 Other noncurrent liabilities                                 42,141                 40,740
                                                            --------               --------
 Total other liabilities                                     136,625                139,268
                                                            --------               --------

    Total liabilities                                        306,260                309,267
                                                            --------               --------


 Shareholders' investment:
 Preferred stock, $0.025 par value, authorized
  16,000 shares, issued - none                                     -                      -
 Common stock, $0.625 par value, authorized
  80,000 shares, issued 30,342 shares                         18,964                 18,964
 Additional paid-in capital                                   11,563                  9,760
 Retained earnings                                           411,311                378,740
 Foreign currency translation adjustment                      (6,501)                (3,016)
 Treasury stock at cost: 622 and 509 shares,
   respectively                                              (18,350)               (14,949)
 Restricted stock - unamortized value                         (2,642)                (3,811)
                                                            --------               --------
    Total shareholders' investment                           414,345                385,688
                                                            --------               --------

    Total liabilities and shareholders' investment          $720,605               $694,955
                                                            ========               ========

     (See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 1997 and 1996
              For the nine months ended December 26, 1997 and 1996
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                       Three months ended          Nine months ended
                                                      --------------------       --------------------
                                                           December 26                December 26
                                                      --------------------       --------------------
                                                        1997        1996           1997        1996
                                                      --------    --------       --------    --------

Net Sales                                             $267,699    $252,972       $785,428    $755,710
Cost of sales                                          192,114     181,868        559,513     548,140
                                                      --------    --------       --------    --------

Gross profit                                            75,585      71,104        225,915     207,570
Selling, general, and administrative expenses           45,015      45,626        135,839     132,093
                                                      --------    --------       --------    --------

Income from operations                                  30,570      25,478         90,076      75,477
Non-operating income                                     1,918       1,945          5,993       6,461
Interest expense                                          (842)     (1,157)        (2,950)     (4,021)
Non-operating expense                                   (1,634)     (1,812)        (4,859)     (4,644)
                                                      --------    --------       --------    --------

Earnings before income taxes                            30,012      24,454         88,260      73,273
Provision for income taxes                              12,176       9,052         34,010      25,827
                                                      --------    --------       --------    --------

Net earnings                                          $ 17,836    $ 15,402       $ 54,250    $ 47,446
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.60       $0.52          $1.82       $1.59
  - Diluted                                              $0.59       $0.51          $1.79       $1.57
                                                      ========    ========       ========    ========

Dividends per share                                      $0.19       $0.17          $0.57       $0.51
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)



                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 1997 and 1996
                           (Unaudited)

                                                          Nine months ended December 26
                                                          -----------------------------
                                                               1997             1996
                                                             --------         --------


Net cash provided by operating activities                    $ 72,160         $ 74,842

Cash flows from investing activities:
Expenditures for property, plant, and equipment               (52,668)         (37,407)
Acquisitions, net of cash acquired                                  0           (1,829)
Investments in affiliates                                           0           (4,031)
Proceeds from dispositions of assets                            1,883              230
Other -- net                                                      (91)             (34)
                                                             --------         --------

Net cash (used for) investing activities                      (50,876)         (43,071)

Cash flows from financing activities:
Increase/(decrease) in short-term debt -- net                  11,158           (6,802)
Additions to long-term debt                                    15,179           20,617
Reductions of long-term debt                                  (27,273)         (17,411)
Issuance of common stock, including treasury stock              3,364            3,780
Purchase of treasury stock                                    (11,480)          (3,208)
Cash dividends paid                                           (16,960)         (15,217)
                                                             --------         --------

Net cash (used for) financing activities                      (26,012)         (18,241)
                                                             --------         --------

Net (decrease)/increase in cash and cash equivalents           (4,728)          13,530
Cash and cash equivalents at beginning of period               34,822           17,958
                                                             --------         --------

Cash and cash equivalents at end of period                   $ 30,094         $ 31,488
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

                                                  (In thousands)
     ---------------------------------------------------------------
                              December 26, 1997      March 31, 1997
     ---------------------------------------------------------------
     Raw materials               $  38,335             $  41,592
     Work in process                38,901                37,317
     Finished goods                 64,658                63,206
                                 ---------             ---------
      Total inventories          $ 141,894             $ 142,115
                                 =========             =========


2.   Property, plant, and equipment is composed of:

                                                  (In thousands)
     ---------------------------------------------------------------
                              December 26, 1997      March 31, 1997
     ---------------------------------------------------------------
     Gross, property,
      plant & equipment          $ 494,764             $ 458,914
     Less accumulated
      depreciation                (265,270)             (248,799)
                                 ---------             ---------
       Net property,
        plant & equipment        $ 229,494             $ 210,115
                                 =========             =========

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

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share (EPS) for the third quarter, and for all prior-period EPS data presented herein.

5. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                                    (In thousands, except per-share amounts)
     ------------------------------------------------------------------------
                                    Three months ended    Nine months ended
                                       December 26           December 26
     ------------------------------------------------------------------------
                                      1997       1996        1997       1996
     ------------------------------------------------------------------------

     Net earnings per share of
     -------------------------
     common stock:
     ------------
          - Basic                     $0.60      $0.52       $1.82      $1.59
          - Diluted                   $0.59      $0.51       $1.79      $1.57
     Numerator:
     ----------
     Income available to
     common shareholders:           $17,836    $15,402     $54,250    $47,446
     Denominator:
     ------------
     Weighted average shares
     outstanding - basic             29,720     29,848      29,762     29,828
     Effect of dilutive
     securities -
     options*                           596        445         535        476
                                    -------    -------     -------    -------
     Weighted average shares
     outstanding - diluted           30,316     30,293      30,297     30,304


     * There were outstanding options to purchase common stock at
     prices that exceeded the average   market price for the income
     statement period as follows:

           Average market
             price per share         $34.42     $25.38      $31.81     $25.98
           Number of shares            None        546          45        546


6. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new reporting and disclosure requirements promulgated in these statements, the Company is required to, and will adopt the provisions beginning in its fiscal 1998-99 year.

7. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1997 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 1998 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1997-98 with the Third Quarter of 1996-97
----------------------------------------------------------------------------

Net sales for the third quarter of fiscal 1997-98 were a record $267.7 million, up 5.8% from the $253.0 million reported in the third quarter last year. Sales to the medium- and heavy-truck market had the largest increase during the third quarter. Continued sales growth to North American heavy-truck-market customers was accompanied by further advances in Europe. Sales to Modine customers in the off-highway vehicle market had the second-largest increase, led by exports to construction-equipment manufacturers and by sales to U.S. agricultural-equipment companies. Modine's revenues from the passenger-car and light-truck market were down due to the currency translation effects of the stronger dollar.

Gross margin increased 0.1%, as a percentage of sales, over the third quarter of the previous year to 28.2% from 28.1%.

Selling, general, and administrative expenses decreased 1.3% from last year's third quarter, while decreasing 1.2% as a percentage of sales. The currency translation effect of the stronger dollar continued to influence these costs in a positive manner.

Average outstanding debt levels during the quarter declined by approximately $7.4 million, or 6.9% over the same period a year ago. Correspondingly, interest expense decreased by 27.2%, or 0.3 million from a year ago. The lower interest expense can be attributed to several factors including a continuing reduction in higher rate domestic debt through normally scheduled repayments and higher capitalized interest resulting from major capital projects. Net non-operating income remained virtually unchanged from the same period last year.

Operating income increased 20.0% over last year's third quarter, or 1.3% as a percentage of sales. Lower material costs and improving European operations continue to be the main factors contributing to the increase.

The effective tax rate increased 3.6% when compared to the same period last year. The largest factors influencing the increase were higher foreign earnings and tax rates.

Net earnings for the quarter increased 15.8% to $17.8 million, or $0.60 basic and $0.59 diluted earnings per share from last year's $15.4 million, or $0.52 basic and $0.51 diluted earnings per share. Earnings per share calculations were made in accordance with FASB 128 which became effective for the Company in the third quarter. Prior period earnings per share amounts have been restated to conform to the new standard. Return on shareholders' investment, at 17.5 percent, was in Modine's target range of 15-20 percent.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Nine Months of 1997-98 with the First
-------------------------------------------------------------
Nine Months of 1996-97
----------------------

Net sales for the first nine months of fiscal 1997-98 were $785.4 million, up 3.9% from the $755.7 million reported in the first nine months of last year. Sales to the medium- and heavy-truck market had the highest percentage and dollar increase compared with the same period a year ago. Continued recovery in the North American heavy-truck market led the advance. Sales to Modine customers in the off-highway vehicle market had the second largest increase, led by exports to construction-equipment manufacturers and by sales to U.S. construction- and agricultural-equipment companies. Modine's revenues from the passenger-car and light-truck market were down, due in part to the currency translation effects of the stronger dollar. Overall, the stronger U.S. dollar negatively impacted the translation of foreign sales by $37.3 million in the nine-month period.

Gross margin increased 1.3%, as a percentage of sales, over the first nine months of the previous year to 28.8% from 27.5%. Improvements shown in Europe and the North American truck market and automotive aftermarket continue to be primarily responsible for the change. These changes are due in part to lower material costs and continuing productivity improvements.

Selling, general, and administrative expenses decreased 0.2% as a percentage of sales over the first nine months last year, while increasing 2.8% in overall dollar terms. Among the items contributing to the dollar increase over last year were higher statutory and fringe benefit costs, increased research and development expense, and higher freight costs.

Average outstanding debt levels during the first nine months decreased by approximately $9.5 million, or 8.6%, over the same period a year ago. Interest expense, decreased by 26.6% over the same nine month period, a year ago. The lower interest expense can be attributed to several factors including a continuing reduction in higher rate domestic debt through normally scheduled repayments and reduced interest expense resulting from completed IRS reviews.

Operating income increased 19.3% over the same period last year, or 1.5% as a percentage of sales. Lower material costs and improving European operations continued to be the main factors contributing to the overall improvement shown.

The effective tax rate increased by 3.3% when compared to the same period last year. The increase is primarily the result of improved foreign earnings and tax reducing items that impacted fiscal 1996-97, including completed IRS reviews and the net utilization of certain foreign operating loss carryforwards.

Net earnings for the nine months were $54.3 million, or $1.82 basic and $1.79 diluted earnings per share, up 14.3% from the $47.4 million, or $1.59 basic and $1.57 diluted earnings per share the year before. Annualized return on shareholders' investment, at 18.1 percent, was in management's target range of 15-20 percent.

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

Year 2000
---------

In response to the Year 2000 issue, the Company initiated a project in early 1997 to identify, evaluate and implement changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position, and is being expensed as incurred. In addition, the Company is communicating with its customers, suppliers, and other service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition, and results of operations.

                       FINANCIAL CONDITION
                       -------------------

Comparison between December 26, 1997 and March 31, 1997
-------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $4.7 million to a total of $30.1 million. The Company's primary sources of liquidity and capital resources were from cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $12.9 million, or 8.6%. Normal seasonal marketing programs in the heating and aftermarket divisions, stronger truck sales, and extended payment terms were the main factors contributing to the increase.

Overall inventory levels essentially remained the same, decreasing by $0.2 million to $141.9 million.

Deferred income taxes and other current assets increased slightly by $0.7 million.

Working capital increased approximately 4.6% to $205.2 million from $196.1 million while the current ratio remained the same at 2.2 to 1. A number of categories experienced changes, with the largest item influencing the overall change being an increase in trade receivables offset in part by a decrease to cash and cash equivalents.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $19.4 million to $229.5 million as capital expenditures exceeded depreciation, retirements and foreign currency translations. Outstanding material commitments for capital expenditures were $56.5 million at December 26, 1997, compared to $27.0 million at March 31, 1997. The largest commitment of approximately $18.6 million relates to the construction of a new technical center in Racine, Wisconsin. Another $19.7 million is related to facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. The outstanding commitments will be primarily financed through internally generated cash.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $4.5 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $2.5 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $2.6 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes increased $2.7 million from normal timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt decreased by $4.5 million from March 31, 1997. Long-term debt decreased by $15.5 million while short-term debt increased by $11.1 million. The majority of the changes in debt were domestic. Total debt as a percentage of shareholders' equity decreased from 26.5% to 23.6%.

Consolidated available lines of credit increased during the first nine months by $8.5 million. Available credit lines increased in the Netherlands by the U.S. equivalent of $6.2 million, and in Germany by the U.S. equivalent of $3.8 million. The foreign unused lines of credit at December 26, 1997 were $15.7 million, while the Company had $13.0 million available under a domestic multi-currency revolving credit agreement.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $28.7 million to a total of $414.3 million. The net increase resulted primarily from net earnings of $54.3 million for the first nine months. Offsetting items included dividends paid to shareholders of $17.0 million, unfavorable foreign currency translation impact of $3.5 million, net treasury stock transactions of $3.4 million and other minor changes to the capital accounts.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In August 1997, the ITC issued an Order excluding from U.S. import Showa condensers that infringe Modine Manufacturing Company's parallel-flow patent. The ITC's Order covers condensers, their parts, and certain products including them, such as air-conditioning kits and systems. It directs the U.S. Customs Service to exclude from importation into the United States such products manufactured by Showa Aluminum Corporation of Japan and Showa Aluminum Corporation of America. The decision is based on a Modine U.S. patent covering condensers with tube hydraulic diameters less than 0.04822 inches. The Showa companies must certify to Customs officials that any condenser items imported by them do not infringe Modine's parallel-flow patent. The Showa companies must also file annual reports with the ITC regarding their sales of Showa parallel-flow condensers in the United States. The ITC Order has been appealed by Showa to the U. S. Court of Appeals for the Federal Circuit.

In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U. S. Patent Office of the patents involved. In October of 1997, Modine was issued a Japanese patent (in spite of oppositions by many parties) covering parallel-flow air conditioning condensers having tube hydraulic diameters less than
0.070 inches. A similar patent has been issued to Modine by the European Patent Office and is currently in the opposition stage. All legal and court costs associated with these cases have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.


Item 5.  Other Events.

On November 10, 1997, Norwest Bank Minnesota, N.A., became the transfer agent, registrar, dividend disbursement agent, and administrator of the Modine Dividend Reinvestment Plan (DRP) for shareholders of Modine Manufacturing Company.

Also effective November 10, 1997, Norwest became the rights agent under the terms of the Modine shareholder Rights Plan. The Plan, which is discussed in Note 16 of the 1997 Annual Report, was initiated in October 1986. During fiscal 1995, Modine extended the expiration date of the rights, which will expire on October 27, 2006, unless previously redeemed.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----

   3*            Restated By-Laws (as amended).

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

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----

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

   4(b)(iv)*     Rights Agreement Amendment No. 4 dated as of
                 November 10, 1997 between the Registrant and
                 Norwest Bank Minnesota, N.A., (Rights Agent).

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


     (b)  Reports on Form 8-K:
          -------------------

The Company filed one report on Form 8-K during the third quarter of fiscal 1997-98 dated December 17, 1997. The Board of Directors of Modine Manufacturing Company announced that Richard T. Savage, Chairman of the Board and Chief Executive Officer, will retire as an officer effective March 31, 1998. Mr. Savage will remain as Chairman. The Board also announced the election of Donald R. Johnson to the Board and his promotion, effective April 1, 1998 to President and Chief Executive Officer.

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




                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:   A. D. REID
                                 ---------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 5, 1998       By:   W. E. PAVLICK
                                 ---------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                      General Counsel and Secretary