Form 10-K405
period 1998-03-31
MODINE MANUFACTURING CO
filed 1998-06-24
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1998
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from        to
                                           ------    ------


                    Commission file number 1-1373
                                           ------


                     MODINE MANUFACTURING COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          WISCONSIN                                     39-0482000
-------------------------------                     ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                      53403
-------------------------------------------         ---------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code   (414) 636-1200
                                                    ---------------------


Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
---------------------------------------------------------------------------
                        (Title of Class)


         An Exhibit index appears at pages 20-27 herein.


                          Page 1 of
                                    ----

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

Approximately 54% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $533,273,634 based on the market price of $33.3125 per share on June 15, 1998. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common
Stock, $0.625 par value, was 29,644,841 at June 15, 1998.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                          Location in Form 10-K
---------------------                          ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 1998           Part I of Form 10-K
                                               (Item 1)

                                               Part II of Form 10-K
                                               (Items 7, 8)

                                               Part IV of Form 10-K
                                               (Item 14)

1998 Definitive Proxy Statement dated
    June 5, 1998                               Part III of Form 10-K
                                               (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------
            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 1998

                                                                 10-K Pages
                                                                 ----------

Cover

Table of Contents

Part I
------
        Item 1  -  Business
        -------------------
                   General, Foreign and Domestic Operations,
                   Competitive Position, Customer Dependence,
                   Backlog of Orders, Raw Materials, Patents,
                   Research and Development, Environmental
                   Matters, Employees, Seasonal Nature of
                   Business, Working Capital Items                    5

        Item 2  -  Properties                                        13
        ---------------------

        Item 3  -  Legal Proceedings                                 14
        ----------------------------

        Item 4  -  Submission of Matters To A Vote of
        ---------------------------------------------
                   Security Holders
                   ----------------                                  15

Part II
-------
        Item 5  -  Market for Registrant's Common Equity
        ------------------------------------------------
                   and Related Stockholder Matters                   16
                   -------------------------------

        Item 6  -  Selected Financial Data                           17
        ----------------------------------

        Item 7  -  Management's Discussion and Analysis of
        --------------------------------------------------
                   Financial Condition and Results of
                   ----------------------------------
                   Operations                                        17
                   ----------

        Item 8  -  Financial Statements & Supplementary Data         17
        ----------------------------------------------------

                                                                 10-K Pages
                                                                 ----------


        Item 9  -  Changes in and Disagreements with
        --------------------------------------------
                   Accountants on Accounting and Financial
                   ---------------------------------------
                   Disclosure                                        18
                   ----------

Part III
--------
        Items 10 and 11  -  Directors and Executive
        -------------------------------------------
                   Officers of the Registrant; Executive
                   -------------------------------------
                   Compensation                                      18
                   ------------

        Item 12 -  Security Ownership of Certain Beneficial
        ---------------------------------------------------
                   Owners and Management                             19
                   ---------------------

        Item 13 -  Certain Relationships and Related
        --------------------------------------------
                   Transactions                                      19
                   ------------

Part IV
-------

        Item 14 -  Exhibits, Financial Statement Schedules,
        ---------------------------------------------------
                   and Reports on Form 8-K                           20
                   -----------------------
        1)  Financial Statements
        2)  Financial Statement Schedules
        3)  Consent of Independent Accountants
        4)  Exhibit Index

Signatures                                                           28
----------

                             PART I
                             ------

ITEM 1.    BUSINESS.
------     --------

General
-------

Throughout this Report, the terms "Modine," the "Company" and/or the "Registrant" refer to Modine Manufacturing Company and consolidated subsidiaries.

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916.

Modine Manufacturing Company is an independent, worldwide leader in heat-transfer and heat-storage technology serving vehicular, industrial, commercial, and building-HVAC (heating, ventilating, air-conditioning) markets. Modine develops, manufactures, and markets heat exchangers and systems for use in various OEM (original equipment manufacturer) applications and for sale to the automotive aftermarket (as replacement parts) and to a wide array of building markets. The principal markets consist of automobile, truck and bus manufacturers, farm implement manufacturers, heating and cooling equipment manufacturers, construction equipment manufacturers, construction contractors, wholesalers of plumbing and heating equipment, radiator repair shops, and wholesalers of auto repair parts. The Company distributes its products through company salespersons, through independent manufacturer's representatives, independent warehouse distributors, and mass merchandisers. No industry segment information is required under Statement of Financial Accounting Standards Board, Number 14 "Financial Reporting for Segments of a Business Enterprise," since the Company operates predominantly in a single industry.

Within this industry, the Company manufactures various products as is demonstrated by the following table :

                                         Years ended March 31
                               -------------------------------------------
                                 1998     1997    1996     1995    1994

Radiators & Radiator Cores        40%      39%     41%      42%     45%
Vehicular Air Conditioning        20%      22%     18%      14%     12%
Oil Coolers                       17%      16%     16%      16%     15%
Charge Air Coolers                12%      11%     12%      12%     11%
Building HVAC                      8%       8%      8%       9%     11%
Miscellaneous                      3%       4%      5%       7%      6%

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

          Early in fiscal 1998, another facility for the European automotive market, Modine Montage GmbH, began assembly of automotive cooling modules in Wackersdorf, Germany.

          In April of 1998, Modine began construction of a plant in Pontevico, Italy to produce heat-exchange components for the automotive market.

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

          Modine established a new aluminum-product plant in Kirchentellinsfurt, Germany in fiscal 1998.

          In addition, Modine will begin construction of a new plant in Tubingen, Germany in fiscal 1999 that will provide for lower-cost, more efficient production of copper-brass radiators to serve the off-highway market.

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

The two support groups are: (1) European central research group, that is similar to Modine's Research and Development Department in Racine, Wisconsin; and (2) a European central administration unit, that includes the functions of I/S (Information Services); purchasing; quality environment; and accounting.

The Company operates, through Modine Climate Systems Inc., Modine
Climate Systems GmbH located in Goch, Germany.  Modine Climate
Systems GmbH is a supplier of climate-control systems and components to the automotive, truck, and off-highway vehicle markets in Europe.

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

The Company maintains sales subsidiaries and/or offices in Austria, England, France, Italy, Germany, The Netherlands, and
Sweden.

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

Exports

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 12.6%, 11.8% and 12.9% for fiscal years ended in 1998, 1997 and 1996, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 12.6%, 11.8% and 12.9% for fiscal years ended in 1998, 1997 and 1996, respectively. Royalties from foreign licensees as a percentage of total earnings were 2.5%, 1.6% and 1.0% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations, including export sales, is included in the Company's 1997-1998 Annual Report to Shareholders and is incorporated herein by reference at Note 19 on Page 32 therein.

Events subsequent to the End of the Quarter
-------------------------------------------

On June 5, 1998, the Company mailed its Annual Report to
Shareholders and released its sales forecast for the upcoming year. See Current Reports on Form 8-K at page 27 herein for further details.

The Company has signed a letter of intent to purchase 50 percent of Radiadores Visconde Ltda., a Brazilian heat-transfer company. Visconde's 1997 net sales were approximately $60 million, about 70 percent of which were for the aftermarket, both domestic and export. The company has 750 employees and has ISO-9001 certification for aluminum radiators. Visconde makes heat-exchanger components, assemblies, and modules that include radiators, oil coolers, and charge-air coolers at facilities in

Sao Paulo, Brazil. It serves the passenger-car aftermarket and the truck, bus, engine, agricultural-tractor, hydraulic-system, compressor, marine, construction-equipment, power-generated, and industrial markets. The joint venture agreement is subject to approval of the owners of Visconde.

On June 18, 1998, Modine formed a joint venture company with Daikin Industries, Ltd., one of the largest air-conditioning manufacturers in the world. The joint venture, called Daikin-Modine, Inc., will manufacture a new line of packaged, rooftop, air-conditioning products using state-of-the-art technology, including Modine's patented PF (parallel flow) heat exchangers. Daikin, based in Osaka, Japan, is the strongest commercial air-conditioning manufacturer in Japan, with market strengths in Asia and Europe. Daikin has state-of-the-art air-conditioning and refrigeration technology, producing its own compressors, other components, and refrigerants. Modine's gas-heating products are manufactured in Virginia and the joint venture company will begin operations in a Modine facility in Rockbridge County, near Lexington, VA. Modine has an established distribution network in the U.S. building-HVAC (heating, ventilating, air-conditioning) market. Each partner owns 50 percent of Daikin-Modine.
Following changes to the Rockbridge facility, the joint venture company will begin production of commercial, rooftop, air conditioners in 1999.

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

Customer Dependence
-------------------

Ten customers accounted for approximately 42.4% of the Company's sales in the fiscal year ended March 31, 1998. These customers, listed alphabetically, were: BMW, Caterpillar, Chrysler, Cummins Engine, Fiat, Ford, John Deere, Navistar International, Paccar and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 1998-99.

Raw Materials
-------------

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 1999.

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

Research and Development
------------------------

Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 1998 amounted to $16,816,000; in fiscal 1997 amounted to $16,804,000; and in fiscal 1996 amounted to approximately $14,512,000. There were no significant expenditures on research activities which were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies.
In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental Matters
---------------------

Modine has a long standing corporate environmental policy which demonstrates the Company's commitment to the environment and compliance with all environmental laws and regulations worldwide. Modine continues to appraise environmental issues and regulatory compliance with a proactive approach. The benefits realized from the Company's environmental programs include conserved resources, more efficient manufacturing processes, minimized liability exposure and reduced operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems. The Company constantly examines its operations and processes to minimize their impact on the environment. In calendar 1996, the Company revised its corporate waste minimization program, which originated in 1991, to encompass all by-products of the manufacturing process. In calendar 1997, the first year under the revised program, an 11.8% reduction in by-product generation was experienced.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund", and under the Resource Conservation and Recovery Act (RCRA)---when it is probable that a liability has been incurred and reasonable estimates can be made. In addition, an obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure sufficient protection to the environment.

Six of the Company's manufacturing facilities currently have been identified as requiring soil and/or groundwater remediation. Because of the joint and several liability of former landowners, contractual obligations, and certain state programs that provide for partial reimbursement of certain remediation costs, it is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of nine waste disposal sites. These sites are not company owned and allegedly contain wastes attributable to Modine from past operations. For the nine sites currently known, the company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low ("de minimis"), there may be insufficient documentation linking Modine to the site, and the other PRPs have the financial resources to meet their obligations.

Recent environmental legislation will require significant capital equipment expenditures over the next four to five years. For the fiscal year ending March 31, 1998 capital expenditures related to environmental projects were $0.7 million. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally related capital projects to be about $2.8 million in 1998-99. A major portion of these additional costs can be attributed to wastewater treatment system upgrades at two Modine manufacturing facilities. These upgrades are necessary to accommodate for an increase in wastewater generation due to expanded production and to insure compliance with wastewater discharge permits.

Environmental expenses charged to current operations, including remediation costs, totaled about $2.3 million for the fiscal year ending March 31, 1998. These expenses include operation and maintenance costs for solid waste treatment, storage, and disposal and for costs incurred in conducting environmental compliance activities; and for other matters. Operating expenses of some facilities may increase during fiscal year 1998-99 because of such charges but the competitive position of the company is not expected to change materially.

Although environmental costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.


Employees
---------

The number of persons employed by the Company at March 31, 1998, was approximately 8,400.

Seasonal Nature of Business
---------------------------

In recent years the Company's business has become more continuous and less seasonal. However, a degree of seasonality may still be experienced since the aftermarket, heating and climate systems domains are affected by weather patterns, constructions starts, and other factors. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail illustrates the degree of fluctuation for the past five years:

Fiscal Year                                                Fiscal
 Ended        First      Second     Third      Fourth       Year
March 31     Quarter    Quarter    Quarter    Quarter      Total
--------     -------    -------    -------    -------     -------
                        ($ In Thousands)
  1998      $256,923   $260,806   $267,699   $254,990    $1,040,418
  1997       248,514    254,224    252,972    243,336       999,046
  1996       239,216    254,292    252,817    244,168       990,493
  1995       208,436    221,760    240,505    242,309       913,010
  1994       147,171    156,964    172,351    193,067       669,553

Five-year   $220,052   $229,609   $237,269   $235,574    $  922,504
Average

Percent          24%        25%        26%        25%          100%
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

In December 1996, Modine announced its plans to expand its existing testing capabilities in Racine, Wisconsin. The Company is constructing a new technical center, which will include a climatic vehicular wind tunnel, a test vehicle preparation site, and incorporation of the existing vehicular wind tunnel into the new structure. This project is on schedule and is planned to be opened in the fall of 1998.

On June 18, 1998 Modine announced that it will invest $53 million over the next five fiscal years in Europe to build a world-class technical center and new headquarters facilities for its Modine-Europe operations. The technical center, to be built near Stuttgart, Germany, will have all testing capabilities necessary and required for product and process validation for the European operations. When completed, it will include test laboratories for: structural tests (thermal, pressure, vibration), component or system heat-transfer tests (with several multi-fluid wind tunnels), corrosion tests (both internal and external), and an engine-test cell that can evaluate the thermal performance of engines, with and without transmissions.
It will also include prototype and sample shops, a tool room, R&D, chemical and metallurgical laboratories, and manufacturing-machinery design and production, making it a complete engineering center. The technical center, without the wind tunnel, will be 131,600 sq. ft. (12,200 sq. meters). Construction will begin in 1998 and is scheduled to end by early 2000. Construction will start in mid-2000 on the vehicular wind tunnel and will be completed 2002. The new head-quarters building, comprising 93,000 sq. ft. (8,600 sq. meters), is expected to be started in April 1999 and to be occupied by about January 2001. It will consolidate all European divisional offices and central administrative functions such as information services, accounting, quality, purchasing, and human resources.

The Company's facilities, on a geographic basis, are as follows:

      Type of              North                   Asia/
      Facility            America     Europe      Pacific     Total
      --------            -------     ------      -------     -----

      Manufacturing         21          13           --         34
      Distribution           3           1           --          4
      Sales & Service
        Centers/Offices     16          19            1         36
      Joint Ventures        --           3            1          4

      Total                 40          36            2         78


Total square footage of the 78 facilities is approximately
7,655,636 square feet.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's patent on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement, an accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U.S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In August 1997, the ITC issued an Order excluding from U.S. import Showa condensers that infringe Modine Manufacturing Company's parallel-flow patent. The ITC's Order covers condensers, their parts, and certain products including them, such as air-conditioning kits and systems. It directs the U.S. Customs Service to exclude from importation into the United States such products manufactured by Showa Aluminum Corporation of Japan and Showa Aluminum Corporation of America. The decision is based on a Modine U.S. patent covering condensers with tube hydraulic diameters less than 0.04822 inches. The Showa companies must certify to Customs officials that any condenser items imported by them do not infringe Modine's parallel-flow patent. The Showa companies must also file annual reports with the ITC regarding their sales of Showa parallel-flow condensers in the United States. The ITC Order has been appealed by Showa to the U.S. Court of Appeals for the Federal Circuit. In July of 1994, Showa filed a lawsuit against the Company alleging infringement by the Company of Showa patents pertaining to condensers. In June 1995, the Company filed a motion for partial summary judgment against such lawsuit. In December of 1994, the Company filed another lawsuit against Mitsubishi and Showa pertaining to a newly issued patent on parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U.S. Patent Office of the patents involved. In October of 1997, Modine was issued a Japanese patent (in spite of opposition by many parties) covering parallel-flow air-conditioning condensers having tube hydraulic diameters less than 0.070 inches. A similar patent has been issued to Modine by the European Patent Office and is currently in the opposition stage. All legal and court costs associated with these cases have been expensed as they were incurred.

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


                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1997-98 and 1996-97. As of April 1, 1998, shareholders of record numbered approximately 6,236; it is estimated that beneficial owners numbered about 13,000.

                     1997-98                          1996-97
           -----------------------------    ----------------------------
Quarter     High       Low     Dividends      High      Low    Dividends

First      $30.063   $24.750      $.19      $29.750   $24.500     $.17
Second      35.000    28.500       .19       28.000    25.000      .17
Third       36.000    33.125       .19       27.250    23.750      .17
Fourth      35.813    32.000       .19       29.750    24.500      .17
                                  ----                            ----
    TOTAL                         $.76                            $.68

Certain of the Company's loan agreements limit the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $165,700,000 was available for these purposes at March 31, 1998. (However, these restricted payments may not exceed $30,000,000 in any fiscal year.) Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

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


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                Fiscal Year ended March 31
                           1998      1997      1996      1995      1994

Sales (in thousands)   $1,040,418  $999,046  $990,493  $913,010  $669,553
Net earnings (in
  thousands)               72,471    63,763    61,399    68,442    43,990 **
Total assets (in
  thousands)              759,024   694,955   671,836   590,187   509,981
Long-term debt (in
  thousands)               89,587    85,197    87,809    62,220    77,646
Dividends per share*          .76       .68       .60       .52       .46
Net earnings per share*
    - Basic                  2.44      2.14      2.07      2.31      1.49 **
    - Assuming dilution      2.39      2.10      2.03      2.25      1.45 **

*  Adjusted for stock splits and stock dividends.
** Includes recognition of an accounting change from the adoption of FAS 109, resulting in a one-time after-tax benefit of $0.9 million, or $.03 per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

Certain information required hereunder is incorporated by reference from the Company's 1997-98 Annual Report to Shareholders, pages 6, 9, 10, 13-20 and 22, attached as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

The report of Coopers & Lybrand L.L.P. dated April 29, 1998, the Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, and Notes to Consolidated Financial Statements, appearing on pages 19, 21, 23, 24, and 25-33 of the Company's 1997-98 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 1997-98 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.

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


                            PART III
                            --------

ITEMS 10 and 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
---------------   ---------------------------------------
                  REGISTRANT; EXECUTIVE COMPENSATION.
                  ----------------------------------

The information about directors and executive officers and executive compensation on pages 2 - 4 and pages 8, 9, 12, and 13, of the Company's definitive Proxy Statement dated June 5, 1998 under the headings "Election of Directors", "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 9 - 11.

                  Executive Officers of Registrant

                                                            Officer
Name             Age                Position                 Since
----             ---                --------                -------

R. T. Savage*     59   Chairman                               1981
D. R. Johnson*    56   President and Chief Executive
                         Officer                              1988
D. B. Rayburn*    50   Executive Vice President, Original
                         Equipment                            1991
W. E. Pavlick     64   Senior Vice President, General
                         Counsel and Secretary                1979
M. G. Baker       58   Group Vice President, Distributed      1987
                         Products
V. S.             62   Group Vice President, Off-Highway
Frangopoulos             Products                             1981
L. D. Howard      54   Group Vice President, Europe           1991
A. C. DeVuono     49   Vice President, Technical Services     1996
R. L. Hetrick     56   Vice President, Human Resources        1989
R. W. Possehl     53   Vice President, Administration         1985
A. D. Reid        56   Vice President, Finance and Chief
                         Financial Officer                    1985
R. S. Bullmore    48   Corporate Controller                   1983
G. A. Fahl        43   Environmental Compliance Officer       1998
D. R. Zakos       44   Associate General Counsel and
                         Assistant Secretary                  1985

      *  Prior to March 31 and April 1, 1998:  R. T. Savage was
         Chairman, President and Chief Executive Officer (now retired);
         D. R. Johnson was President and Chief Operating Officer; and
         D. B. Rayburn was Group Vice President, Highway Products.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except
A. C. DeVuono. Mr. DeVuono joined Modine on March 4, 1996, as Director, Technical Services. He was promoted to Vice President Technical Services in October, 1996. Before joining Modine, he was a staff scientist at the Lawrence Berkeley National Laboratory of the University of California. Prior to that, he spent 10 years with Battelle Memorial Institute in Columbus, Ohio, as a principal research scientist, and also has previous affiliations with the teaching faculties of Ohio State University and the University of Illinois. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. Mr. Johnson has an employment agreement with the Company.

As of February 26, 1997, the Company entered into change-in-control agreements (the "Change-in-Control Agreements") with the executive officers and with other key employees (except with Mr. Johnson). The Change-in-Control Agreements provide a severance payment to the executive if the Company terminates the executive's employment or the executive voluntarily terminates the executive's employment within ninety days after a "Pre-Condition" has occurred (as that term is defined in the Change-in-Control Agreements). Each executive officer (except Mr. Johnson) is eligible to receive twenty-four months' annual base compensation and a bonus amount as defined in the Change-in-Control Agreements, plus applicable benefits and credited service for pension purposes for the twenty-four month period.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT.
         ----------

The information relating to stock ownership on pages 4 - 6 of the Company's definitive Proxy Statement dated June 5, 1998 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated
June 5, 1998 on page 15 under the heading "Transactions" attached to this Report.

                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------  ----------------------------------------------------
         ON FORM 8-K.
         -----------

(a)  The following documents are filed as part of this Report:

                                                                   Page in
                                                                Annual Report*
                                                                -------------

     (1) Financial Statements:

         Consolidated Statements of Earnings for the
           years ended March 31, 1998, 1997, and 1996                  19

         Consolidated Balance Sheets at March 31, 1998
           and 1997                                                    21

         Consolidated Statements of Cash Flows for the
           years ended March 31, 1998, 1997, and 1996                  23

         Consolidated Statements of Shareholders' Investment
           for the years ended March 31, 1998, 1997, and 1996          24

         Notes to Consolidated Financial Statements                 25 - 33

         Independent Auditors' Report                                  33

         * Incorporated by reference from the indicated pages of the 1997-98 Annual Report to Shareholders

                                                                   Page in
                                                                  Form 10-K
                                                                  ---------

     (2) Financial Statement Schedules:

         Report of Independent Accountants on Financial
           Statement Schedules for the three years ended
           March 31, 1998                                              30

         Schedule II - Valuation and Qualifying Accounts for
           the years ended March 31, 1998, 1997 and 1996              122

     (3) Consent of Independent Accountants                           103

     (4) Exhibit Index                                                 20

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

    *3(b)          Restated By-Laws (as amended).                      31

    *4(a)          Specimen Uniform Denomination Stock
                   Certificate of the Registrant.                      43

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

     4(b)(iv) Rights Agreement Amendment No. 4 dated as of November 10, 1997 between the Registrant and Norwest Bank Minnesota, N.A. (Rights Agent) filed by reference to the exhibit contained within the Registrant's Quarterly Report on Form 10-Q dated December 26, 1997.

                   Note:  The amount of long-term debt authorized
                   ----
                   under any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form 10-K. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

     9             Not applicable.

    10(a) Director Emeritus Retirement Plan (effective April 1,1992) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   *10(b)          Retirement Agreement between the Registrant
                   and R. T. Savage.                                   48

    10(c) Employment Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Quarterly Report on Form 10-Q dated November 1, 1996).

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

    10(i) Director Emeritus Agreement between the Registrant and Bernard H. Regenburg (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

   *10(j)          1993 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].                              53

    10(k)          1994 Stock Award Plan [a part of the 1985
                   Incentive Stock Plan].

                   Note:  The 1994 Plan is not materially
                   ----
                   different from the 1993 Stock Award Plan filed herewith.

    10(l)          1994 Incentive Compensation Plan (as
                   amended) (filed by reference to the
                   Registrant's Annual Report on Form 10-K
                   for the fiscal year ended March 31, 1997).

    10(m) 1994 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1997).

    10(n) 1995 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

    10(o) 1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year
                   1995).

    10(p) 1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

    10(q) 1996 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1996).

    10(r) 1996 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1996).

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

    10(s)          1996 Stock Option Agreement [a part of
                   the 1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1996 Stock Option Agreement
                   ----
                   is not materially different from the 1995
                   Non-Employee Directors Stock Option
                   Agreement filed with the Registrant's
                   Annual Report on Form 10-K for the fiscal year 1995.

    10(t)          1997 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1997 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock
                   Award Plan filed with the Registrant's
                   Annual Report on Form 10-K for the fiscal year 1996.

    10(u)          1997 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1997 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1996.

    10(v)          1997 Stock Option Agreement [a part of the
                   1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1997 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report or Form 10-K for the fiscal year 1995.

    10(w)          1998 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1998 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock
                   Award Plan filed with the Registrant's
                   Annual Report on Form 10-K for fiscal
                   year 1996.

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

    10(x)          1998 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1998 Stock Option Agreements
                   ----
                   are not materially different from the
                   1996 Stock Option Agreements filed with
                   the Registrant's Annual Report on Form
                   10-K for the fiscal year 1996.

    10(y)          1998 Stock Option Agreement [a part of
                   the 1994 Stock Option Plan for Non-
                   Employee Directors].

                   Note:  The 1998 Stock Option Agreement is
                   ----
                   not materially different from the 1995 Non-
                   Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K for the fiscal year 1995.

    11             Not applicable.

    12             Not applicable.

   *13             1997-98 Annual Report to Shareholders.
                   Except for the portions of the Report
                   expressly incorporated by reference,
                   the Report is furnished solely for the
                   information of the Commission and is
                   not deemed "filed" as a part hereof.                59

    16             Not applicable.

    18             Not applicable.

   *21             List of subsidiaries of the Registrant.            101

    22             Not applicable.

   *23             Consent of independent accountants.                103

    24             Not applicable.

   *27 Financial Data Schedules -- Fiscal 1998, 1997, 1996; 1st Qtr. - Fiscal 1997;
                   2nd Qtr. - Fiscal 1997; 3rd Qtr. - Fiscal
                   1997; 1st Qtr. - Fiscal 1998; 2nd Qtr. -
                   Fiscal 1998; and 3rd Qtr. - 1998
                   (electronic transmission only).

    28             Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

   *99             Definitive Proxy Statement of the Registrant
                   dated June 5, 1998.  Except for the portions
                   of the Proxy Statement expressly incorporated
                   by reference, the Proxy Statement is furnished
                   solely for the information of the Commission
                   and is not deemed "filed" as a part hereof.        104

  None             Appendix (filed pursuant to Item 304 of
                   Regulation S-T).                                   123

                   Note:  All Exhibits filed herewith are current
                   ----
                   to the end of the reporting period of the Form 10-K (unless otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
---------------------------

A Current Report on Form 8-K, dated June 5, 1998, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and
(2) a statement of the important factors and assumptions regarding forward-looking statements.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 17, 1998        By: D. R. JOHNSON
                               ----------------------------------
                                D. R. Johnson, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


R. T. SAVAGE                                    June 17, 1998
------------------------------------            -------------
R. T. Savage, Chairman and Director             Date


D. R. JOHNSON                                   June 17, 1998
------------------------------------            -------------
D. R. Johnson, President and                       Date
Chief Executive Officer and Director

A. D. REID                                      June 17, 1998
------------------------------------            -------------
A. D. Reid, Vice President, Finance                Date
and Chief Financial Officer

W. E. PAVLICK                                   June 17, 1998
------------------------------------            -------------
W. E. Pavlick, Senior Vice President,           Date
General Counsel and Secretary

R. J. DOYLE                                     June 17, 1998
------------------------------------            -------------
R. J. Doyle, Director                           Date

T. J. GUENDEL                                   June 17, 1998
------------------------------------            -------------
T. J. Guendel, Director                         Date

F. W. JONES                                     June 17, 1998
------------------------------------            -------------
F. W. Jones, Director                           Date

D. J. KUESTER                                   June 17, 1998
------------------------------------            -------------
D. J. Kuester, Director                         Date

V. L. MARTIN                                    June 17, 1998
------------------------------------            -------------
V. L. Martin, Director                          Date

G. L. NEALE                                     June 17, 1998
------------------------------------            -------------
G. L. Neale, Director                           Date

S. W. TISDALE                                   June 17, 1998
------------------------------------            -------------
S. W. Tisdale, Director                         Date

M. T. YONKER                                    June 17, 1998
------------------------------------            -------------
M. T. Yonker, Director                          Date

Coopers
& Lybrand L.L.P.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statements of Modine Manufacturing Company and Subsidiaries has been incorporated by reference in this Form 10-K from the 1998 annual report to shareholders of Modine Manufacturing Company and Subsidiaries on page 33 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Chicago, Illinois
April 29, 1998