Form 10-Q
period 1998-06-26
MODINE MANUFACTURING CO
filed 1998-08-07
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1998
                                         -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


                     WISCONSIN                              39-0482000
     ----------------------------------------------       -------------------
     (State or other jurisdiction of incorporation        (I.R.S. Employer
     or organization)                                     Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
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
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at August 5, 1998
     ------------------------------       -----------------------------
     Common Stock, $0.625 Par Value               29,607,171

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                                Page No.
                                                                --------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 1998                         3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 1998 and 1997                             4

               Consolidated Statements of Cash Flows -
                 For the Three Months Ended June 26,
                 1998 and 1997                                      5

               Notes to Consolidated Financial Statements          6-8

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                         9-12


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                  13-14

     Item 5.   Other Events                                         14

     Item 6.   Exhibits and Reports on Form 8-K                   15-16

Signatures                                                          17

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per-share amounts)
                June 26, 1998 and March 31, 1998
                           (Unaudited)
                                                 June 26, 1998   March 31, 1998
                                                 -------------   --------------
ASSETS
   Current assets:
   Cash and cash equivalents                        $ 31,439          $ 36,410
   Trade receivables, less allowance for
     doubtful accounts of $4,795 and $4,585          175,497           162,177
   Inventories                                       150,655           152,674
   Deferred income taxes and other current
     assets                                           43,071            41,922
                                                    --------          --------
   Total current assets                              400,662           393,183
                                                    --------          --------

   Other assets:
   Property, plant, and equipment -- net             263,306           248,253
   Investment in affiliates                            7,996             8,376
   Intangible assets -- net                           58,353            59,355
   Deferred charges and other noncurrent
     assets                                           50,782            49,857
                                                    --------          --------
   Total other assets                                380,437           365,841
                                                    --------          --------
       Total assets                                 $781,099          $759,024
                                                    ========          ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current liabilities:
   Short-term debt                                  $ 22,687          $ 20,878
   Long-term debt -- current portion                   2,395             2,835
   Accounts payable                                   72,110            84,345
   Accrued compensation and employee benefits         50,243            48,081
   Income taxes                                       18,730            10,073
   Accrued expenses and other current
     liabilities                                      28,539            26,516
                                                    --------          --------
   Total current liabilities                         194,704           192,728
                                                    --------          --------

   Other liabilities:
   Long-term debt                                     97,114            89,587
   Deferred income taxes                              14,247            14,258
   Other noncurrent liabilities                       40,667            39,976
                                                    --------          --------
   Total other liabilities                           152,028           143,821
                                                    --------          --------
       Total liabilities                             346,732           336,549
                                                    --------          --------

   Shareholders' investment:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares,
     issued - none                                         -                 -
   Common stock, $0.625 par value, authorized
     80,000 shares, issued 30,342 shares              18,964            18,964
   Additional paid-in capital                         12,615            12,384
   Retained earnings                                 435,397           423,001
   Foreign currency translation adjustment            (7,712)           (8,102)
   Treasury stock at cost: 698 and 678
     shares, respectively                            (22,338)          (20,977)
   Restricted stock - unamortized value               (2,559)           (2,795)
                                                    --------          --------
       Total shareholders' investment                434,367           422,475
                                                    --------          --------
       Total liabilities and shareholders'
          investment                                $781,099          $759,024
                                                    ========          ========

   (See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF EARNINGS
        For the three months ended June 26, 1998 and 1997
            (In thousands, except per-share amounts)
                           (Unaudited)

                                                  Three months ended June 26
                                                  --------------------------
                                                     1998           1997
                                                  ----------     -----------

Net sales                                           $273,104       $256,923

Cost of sales                                        194,646        181,882
                                                    --------       --------

Gross profit                                          78,458         75,041

Selling, general, and administrative expenses         45,612         44,549
                                                    --------       --------

Income from operations                                32,846         30,492

Non-operating income                                   2,220          1,890

Interest expense                                      (1,046)        (1,135)

Non-operating expense                                 (1,364)        (1,427)
                                                    --------       --------

Earnings before income taxes                          32,656         29,820

Provision for income taxes                            12,576         11,635
                                                    --------       --------


Net earnings                                        $ 20,080       $ 18,185
                                                    ========       ========


Net earnings per share of common stock
  - Basic                                              $0.68          $0.61
  - Assuming dilution                                  $0.67          $0.60
                                                    ========       ========

Dividends per share                                    $0.21          $0.19
                                                    ========       ========

Weighted average shares - basic                       29,644         29,802
Weighted average shares - assuming dilution           30,185         30,271
                                                    ========       ========

 (See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
        For the Three Months Ended June 26, 1998 and 1997
                           (Unaudited)

                                                  Three months ended June 26
                                                  --------------------------
                                                     1998            1997
                                                  ----------      ----------

Net cash provided by operating activities           $20,393         $23,430

Cash flows from investing activities:
Expenditures for property, plant, and
  equipment                                         (24,117)        (14,656)
Proceeds from dispositions of assets                     14              (8)
Other -- net                                           (140)            (41)
                                                    -------         -------

Net cash (used for) investing activities            (24,243)        (14,705)

Cash flows from financing activities:
Increase in short-term debt -- net                    1,694             688
Additions to long-term debt                           8,166           2,202
Reductions of long-term debt                         (1,944)         (1,092)
Issuance of common stock, including
  treasury stock                                      1,323             392
Purchase of treasury stock                           (4,132)         (2,698)
Cash dividends paid                                  (6,228)         (5,659)
                                                    -------         -------

Net cash (used for) financing activities             (1,121)         (6,167)
                                                    -------         -------

Net (decrease)/increase in cash and cash
  equivalents                                        (4,971)          2,558
Cash and cash equivalents at beginning
  of period                                          36,410          34,822
                                                    -------         -------

Cash and cash equivalents at end of period          $31,439         $37,380
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

                                                     (In Thousands)
     --------------------------------------------------------------
                               June 26, 1998      March 31, 1998
     --------------------------------------------------------------
     Raw materials                $ 38,332            $ 41,164
     Work in process                41,866              41,231
     Finished goods                 70,457              70,279
                                  --------            --------
      Total inventories           $150,655            $152,674
                                  ========            ========

2.   Property, plant, and equipment is composed of:

                                                     (In Thousands)
     --------------------------------------------------------------
                               June 26, 1998      March 31, 1998
     --------------------------------------------------------------

     Gross, property,
      plant & equipment           $536,524            $510,868
     Less accumulated
      depreciation                (273,218)           (262,615)
                                  --------            --------
      Net property,
        plant & equipment         $263,306            $248,253
                                  ========            ========

3.   Intangible assets include:

                                                     (In Thousands)
     --------------------------------------------------------------
                               June 26, 1998      March 31, 1998
     --------------------------------------------------------------

     Intangible assets            $ 76,795            $ 76,505
     Less accumulated
      amortization                 (18,442)            (17,150)
                                  --------            --------
      Net intangible assets       $ 58,353            $ 59,355
                                  ========            ========

4. Recent developments concerning legal proceedings reported in the Company's Form 10-K report for the year ended March 31, 1998, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of the Company's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's liquidity, financial condition, or results of operations.

5. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                              (In thousands, except per-share amounts)
     -----------------------------------------------------------------
                                           Three months ended June 26
     -----------------------------------------------------------------
                                                 1998        1997
     -----------------------------------------------------------------

     Net earnings per share of common stock:
     --------------------------------------
          - Basic                               $0.68       $0.61
          - Assuming dilution                   $0.67       $0.60
     Numerator:
     ---------
     Income available to common
       shareholders                           $20,080     $18,185
     Denominator:
     -----------
     Weighted average shares
       outstanding - Basic                     29,644      29,802
     Effect of dilutive securities -
       options*                                   541         469
     Weighted average shares
       outstanding - Assuming dilution         30,185      30,271


     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market price per share       $34.90    $27.90
           Number of shares                       None       511

6. On June 18, 1998, the Company announced that it will invest $53 million over the next five fiscal years to build a world-class technical center and new headquarters for its Modine-Europe operations. Construction of the technical center will begin late in 1998 near Stuttgart, Germany, while construction of the European headquarters is expected to be started in April 1999. These projects will be financed through a combination of funds generated from continuing operations and outside borrowing as required.

7. On July 15, 1998, the Company announced it had signed a letter of intent to acquire Core Holdings Incorporated of Orlando, Fla., an aftermarket wholesale distributor specializing in complete lines of vehicular cooling system products, including radiator systems and air-conditioning components. The acquisition, scheduled for September following regulatory and final Modine Board of Directors'approval, will be through a tax-free exchange of Modine stock for 100 percent of the shares of Core Holdings.

     Core Holdings had sales of $54.1 million in 1997. Its 350 employees operate out of more than 50 locations throughout the southeastern United States. Core Holdings also ships its full line of air-conditioning parts to warehouse distributors in other geographic markets. It distributes primarily to radiator shops, air-conditioning shops, specialty repair shops and garages. In addition, it manufactures air-conditioning parts at a plant in Texas.

8. On April 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which became effective for interim and annual financial statement periods in fiscal years beginning after December 15, 1997. This pronouncement established new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has had no impact on the Company's net income or shareholders' equity. For the Company, the difference between net income as historically reported in the statements of consolidated income, and comprehensive income, is foreign currency translation recorded in shareholders' equity. Comprehensive earnings were $20,470 and $17,363 for the three months ended June 26, 1998 and 1997, respectively.

9. On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning April 1, 2000. Adoption of this statement is not expected to have a material effect on earnings or financial position.

10. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1998 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

11. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 Annual Report to stockholders which statements and notes were incorporated by reference in the Company's Form 10-K Report for the year ended March 31, 1998.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 1998-99 with the First Quarter
-----------------------------------------------------------------
of 1997-98
----------

Net sales for the first quarter of fiscal 1998-99 were a record
$273.1 million, up 6.3% from the $256.9 million reported in the first quarter of last year.

Revenues from European operations were up significantly despite the currency-translation effect from a stronger U.S. dollar. Had the value been the same as one year ago, total consolidated sales would have grown by another $5 million. On a worldwide basis the strongest sales increases were to off-highway and to medium- and heavy-truck customers. Sales to the automotive market were particularly good in Europe. Revenues from most other major markets showed small increases, but the building-HVAC area was down.

Gross margin decreased 0.5%, as a percentage of sales, over the first quarter of the previous year to 28.7% from 29.2%. Higher overhead costs in Europe was the main factor for the change.

Selling, general and administrative expenses increased 2.4% over last year's first quarter while decreasing 0.6%, as a percent of sales. A number of categories registered small increases over a year ago, while the currency translation effect of the stronger dollar continued to influence these costs in a positive manner.

Average outstanding debt levels increased $16.3 million, or approximately 15.8%, from the same quarter a year ago while interest expense declined 7.8%, or $0.1 million from a year ago. An increase in major plant, property and equipment projects resulted in larger amounts of interest being capitalized during the current year. Net non-operating income increased by $0.4 million. Higher interest income was the largest factor contributing to the increase.

The effective tax rate of 38.5% decreased by 0.5% when compared to the same period last year. The main factors responsible for the decrease were lower earnings in Germany partially offset by the tax effect of foreign dividends.

Net earnings for the quarter increased 10.4% to $20.1 million, or $0.68 basic and $0.67 diluted earnings per share from last year's $18.2 million, or $0.61 basic and $0.60 diluted earnings per share. Return on shareholders' investment, at 18.7 percent, was in the Company target range of 15-20 percent, and was slightly above the rate last year.

Outlook for the Remainder of the Year
-------------------------------------

As forecast in the annual report, the Company's short-term sales outlook is strong, based on customer projections for their businesses and on internal sales and marketing plans. The increase in the Company's annual consolidated sales should approach ten percent, excluding acquisitions. European operations are expected to record the greatest growth, largely due to a major new program in the automotive sector. Although the Company could face some softness in the current year's second quarter as a result of normal customer and plant summer shutdowns, management expects full-year earnings to grow at rates similar to the first quarter. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION
-------------------

Comparison between June 26, 1998 and March 31, 1998
---------------------------------------------------


Current Assets
--------------

Cash and cash equivalents decreased by $5.0 million to a total of $31.4 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $13.3 million, or 8.2%. An increase in total sales, including greater sales to customers with longer payment terms, were the contributing factors to the change.

Inventory levels declined by $2.0 million to $150.7 million, down
1.3 percent. Among the items affecting inventory were higher sales volumes, exchange rate fluctuations in Europe, process and product line changes at certain manufacturing facilities as well as ongoing management efforts to control inventory levels.

Deferred income taxes and other current assets increased $1.1 million, with the majority of the change occurring in other current asset categories.

Working capital increased 2.7% to $206.0 million from $200.5 million while the current ratio increased slightly to 2.1 to 1 from 2.0 to 1. A number of categories experienced changes, but the largest items influencing the change were increased trade receivables and decreased accounts payable, partially offset by an increase in income taxes payable.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $15.1 million to $263.3 million as capital expenditures and the effect of foreign currency translation exceeded depreciation and retirements. Outstanding material commitments for capital expenditures were $48.8 million at June 26, 1998, compared to $48.1 million at March 31, 1998. The largest commitment of approximately $22.9 million is related to facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. Another $6.9 million relates to the construction of a new technical center in Racine, Wisconsin. The outstanding commitments will be primarily financed through a combination of funds generated from continuing operations and outside borrowing as required.

Intangible Assets
-----------------

Intangible assets decreased $1.0 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Noncurrent Assets
--------------------------------------------

Deferred charges and other noncurrent assets increased $0.9 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $8.1 million. Normal timing differences in the level of operating activity were responsible for the decrease. Accrued income taxes increased $8.7 million from normal timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt increased by $8.9 million. Long-term debt increased by $7.1 million, mostly at the Company's European subsidiaries. Short-term debt increased $1.8 million. U.S. bank lines of credit increased by $6.0 million for working capital purposes. European subsidiaries decreased their short-term debt by $4.2 million.

Consolidated available lines of credit increased during the first quarter by $2.3 million. The foreign unused lines of credit at June 26, 1998 were $13.2 million, while the Company had $3.1 million available under a domestic multi-currency revolving credit agreement. Total debt as a percentage of shareholders' equity increased from 26.8% to 28.1%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $11.9 million to a total of $434.4 million. The net increase resulted primarily from net earnings of $20.1 million for the first three months. Also contributing to the increase was a favorable foreign currency translation impact of $0.4 million during the quarter. Offsetting items included dividends paid to shareholders of $6.2 million, net treasury stock transactions of $1.4 million and other less significant changes to the capital accounts.

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

Item 5.  Other Events.

On August 5, 1998, the Company closed the purchase of 50 percent of Radiadores Visconde Ltda., a Brazilian heat-transfer company. Visconde's 1997 net sales were approximately $60 million, about 70 percent of which were for the aftermarket, both domestic and export. The company has 750 employees and has ISO-9001 certification for aluminum radiators. Visconde makes heat-exchanger components, assemblies, and modules that include radiators, oil coolers, and charge-air coolers at facilities in Sao Paulo, Brazil. It serves the passenger-car aftermarket and the truck, bus, engine, agricultural-tractor, hydraulic-system, compressor, marine, construction-equipment, power-generated, and industrial markets.

On June 18, 1998, Modine formed a joint venture company with Daikin Industries, Ltd., one of the largest air-conditioning manufacturers in the world. The joint venture, called Daikin-Modine, Inc., will manufacture a new line of packaged, rooftop, air-conditioning products using state-of-the-art technology, including Modine's patented PF (parallel flow) heat exchangers. Daikin, based in Osaka, Japan, is the strongest commercial air-conditioning manufacturer in Japan, with market strengths in Asia and Europe. Daikin has state-of-the-art air-conditioning and refrigeration technology, producing its own compressors, other components, and refrigerants. Modine's gas-heating products are manufactured in Virginia and the joint venture company will begin operations in a Modine facility in Rockbridge County, near Lexington, VA. Modine has an established distribution network in the U.S. building-HVAC (heating, ventilating, air-conditioning) market. Each partner owns 50 percent of Daikin-Modine.
Following changes to the Rockbridge facility, the joint venture company will begin production in 1999.

On June 18, 1998, the Company announced that it will invest $53 million over the next five fiscal years to build a world-class technical center and headquarters in Europe. See Footnote 6 to the Notes to Consolidated Financial Statements (unaudited) of this Report.

On July 15, 1998, the Company announced that it had signed a letter of intent to acquire Core Holdings Incorporated of Orlando, Florida. See Footnote 7 to the Notes to Consolidated
Financial Statements (unaudited) of this Report.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----

     3             Restated By-Laws (as amended) (filed
                   by reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year
                   ended March 31, 1998).

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

     4(b)(iv) Rights Agreement Amendment No. 4 dated as of November 10, 1997 between the Registrant and Norwest Bank Minnesota, N.A., (Rights Agent) (filed by reference to the exhibit contained within the Registrant's Quarterly Report on Form 10-Q dated December 26, 1997.)

                   Note:  The amount of long-term debt
                   authorized under any instrument defining the rights of holders of long-term debt of

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----
                   the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis.
                   Therefore, no such instruments are required to be filed as exhibits to this Form. The
                   Registrant agrees to furnish copies of such instruments to the Commission upon request.

    27*            Financial Data Schedule (electronic
                   transmission only).

    99*            Important Factors and Assumptions Regarding
                   Forwarding-Looking Statements.                     17

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Form 8-K to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein. This Report is dated June 5, 1998.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              ----------------------------
                              (Registrant)


                              By:  A. D. REID
                                 ---------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial
                                    Officer
                                    (Principal Financial Officer)


Date:  August 6, 1998         By:  W. E. PAVLICK
                                 ---------------------------------
                                 W. E. Pavlick, Senior Vice
                                    President, General Counsel
                                    and Secretary