Form 10-Q
period 1998-09-26
MODINE MANUFACTURING CO
filed 1998-11-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 1998
                                       ------------------

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                    39-0482000
     ----------------------------------------------    -------------------
     (State or other jurisdiction of incorporation      (I.R.S. Employer
     or organization)                                  Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ---------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        --------------


                         NOT APPLICABLE
     --------------------------------------------------------------------
        (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                          --       --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at November 5, 1998
     ------------------------------     -----------------------------------
     Common Stock, $0.625 Par Value          29,602,504

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                          Page No.
                                                          --------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 1998               3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 September 26, 1998 and 1997
                 and the Six Months Ended
                 September 26, 1998 and 1997                   4

               Consolidated Statements of Cash Flows -
                 For the Six Months Ended September 26,
                 1998 and 1997                                 5

               Notes to Consolidated Financial Statements      6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                    10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                               17

     Item 5.  Other Information                               17

     Item 6.  Exhibits and Reports on Form 8-K                18

Signatures                                                    21

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              September 26, 1998 and March 31, 1998
            (In thousands, except per-share amounts)
                           (Unaudited)
                                              September 26, 1998     March 31,1998
                                              ------------------     -------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                       $ 30,230             $ 36,410
 Trade receivables, less allowance for
  doubtful accounts of $5,014 and $4,585          178,458              162,177
 Inventories                                      142,150              152,674
 Deferred income taxes and other
   current assets                                  45,301               41,922
                                                 --------             --------
 Total current assets                             396,139              393,183
                                                 --------             --------
 Other assets:
 Property, plant, and equipment -- net            279,555              248,253
 Investment in affiliates                          35,067                8,376
 Intangible assets -- net                          57,673               59,355
 Deferred charges and other noncurrent
   assets                                          51,795               49,857
                                                 --------             --------
 Total other assets                               424,090              365,841
                                                 --------             --------
  Total assets                                   $820,229             $759,024
                                                 ========             ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                 $ 16,961             $ 20,878
 Long-term debt -- current portion                  2,359                2,835
 Accounts payable                                  75,212               84,345
 Accrued compensation and employee benefits        47,403               48,081
 Income taxes                                      11,869               10,073
 Accrued expenses and other current
   liabilities                                     30,928               26,516
                                                 --------             --------
 Total current liabilities                        184,732              192,728
                                                 --------             --------

 Other liabilities:
 Long-term debt                                   135,123               89,587
 Deferred income taxes                             14,256               14,258
 Other noncurrent liabilities                      41,115               39,976
                                                 --------             --------
 Total other liabilities                          190,494              143,821
                                                 --------             --------
    Total liabilities                             375,226              336,549
                                                 --------             --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
   authorized 16,000 shares,
   issued - none                                        -                    -
 Common stock, $0.625 par value,
   authorized 80,000 shares,
   issued 30,342 shares                            18,964               18,964
 Additional paid-in capital                        12,621               12,384
 Retained earnings                                448,113              423,001
 Foreign currency translation adjustment           (8,732)              (8,102)
 Treasury stock at cost: 733 and 678
   shares, respectively                           (23,591)             (20,977)
 Restricted stock - unamortized value              (2,372)              (2,795)
                                                 --------             --------
    Total shareholders' investment               $445,003             $422,475
                                                 --------             --------

    Total liabilities and shareholders'
      investment                                 $820,229             $759,024
                                                 ========             ========

     (See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 1998 and 1997
              For the six months ended September 26, 1998 and 1997
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                      Three months ended           Six months ended
                                                  --------------------------     ---------------------
                                                         September 26                September 26
                                                  --------------------------     ---------------------
                                                       1998        1997             1998        1997
                                                  ------------  ------------     -----------  --------
Net Sales                                             $272,961    $260,806       $546,065    $517,729
Cost of sales                                          197,003     185,517        391,649     367,399
                                                      --------    --------       --------    --------

Gross profit                                            75,958      75,289        154,416     150,330
Selling, general, and administrative expenses           48,390      46,275         94,002      90,824
                                                      --------    --------       --------    --------

Income from operations                                  27,568      29,014         60,414      59,506
Non-operating income                                     4,969       2,185          7,189       4,075
Interest expense                                          (979)       (973)        (2,025)     (2,108)
Non-operating expense                                   (1,886)     (1,798)        (3,250)     (3,225)
                                                      --------    --------       --------    --------

Earnings before income taxes                            29,672      28,428         62,328      58,248
Provision for income taxes                              10,591      10,199         23,167      21,834
                                                      --------    --------       --------    --------

Net earnings                                          $ 19,081    $ 18,229       $ 39,161    $ 36,414
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.64       $0.61          $1.32       $1.22
  - Assuming dilution                                    $0.63       $0.60          $1.30       $1.20
                                                      ========    ========       ========    ========

Dividends per share                                      $0.21       $0.19          $0.42       $0.38
                                                      ========    ========       ========    ========

Weighted average shares -- basic                        29,617      29,764         29,631      29,783
Weighted average shares -- diluted                      30,049      30,303         30,117      30,287
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 1998 and 1997
                           (Unaudited)

                                                  Six months ended September 26
                                                  -----------------------------
                                                     1998              1997
                                                  ----------        -----------
Net cash provided by operating activities          $48,101           $38,885

Cash flows from investing activities:
Expenditures for property, plant, and equipment    (47,691)          (33,170)
Investments in affiliates                          (17,066)            -
Proceeds from dispositions of property, plant,
  and equipment                                         90             1,785
Other -- net                                           (64)              (33)
                                                   -------           -------

Net cash (used for) investing activities           (64,731)          (31,418)

Cash flows from financing activities:
(Decrease)/increase in short-term debt -- net       (4,170)            8,221
Additions to long-term debt                         35,570            14,211
Reductions of long-term debt                        (4,242)          (19,056)
Issuance of common stock, including treasury
  stock                                              1,409             2,462
Purchase of treasury stock                          (5,670)           (8,880)
Cash dividends paid                                (12,447)          (11,315)
                                                   -------           -------

Net cash provided from/(used for) financing
  activities                                        10,450           (14,357)
                                                   -------           -------

Net (decrease) in cash and cash equivalents         (6,180)           (6,890)
Cash and cash equivalents at beginning of period    36,410            34,822
                                                   -------           -------

Cash and cash equivalents at end of period         $30,230           $27,932
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

                                                  (In Thousands)
     -----------------------------------------------------------

                            September 26, 1998   March 31, 1998
     -----------------------------------------------------------
     Raw materials            $ 39,842              $ 41,164
     Work in process            42,064                41,231
     Finished goods             60,244                70,279
                              --------              --------
      Total inventories       $142,150              $152,674
                              ========              ========


2.   Property, plant, and equipment is composed of:

                                                  (In Thousands)
     -----------------------------------------------------------
                             September 26, 1998  March 31, 1998
     -----------------------------------------------------------

     Gross property,
      plant & equipment       $557,698              $510,868
     Less accumulated
      depreciation            (278,143)             (262,615)
                              --------              --------
      Net property,
        plant & equipment     $279,555              $248,253
                              ========              ========


3.   Intangible assets include:

                                                 (In Thousands)
     ----------------------------------------------------------

                             September 26, 1998  March 31, 1998
     ----------------------------------------------------------

     Intangible assets        $ 77,563              $ 76,505
     Less accumulated
      amortization             (19,890)              (17,150)
                              --------              --------
      Net intangible assets   $ 57,673              $ 59,355
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

5. The computation of basic and diluted earnings per share, as prescribed by FASB 128, is as follows:

                                  (In thousands, except per-share amounts)
     ----------------------------------------------------------------------
                                 Three months ended       Six months ended
                                     September 26           September 26
     ----------------------------------------------------------------------
                                     1998     1997          1998     1997
     ----------------------------------------------------------------------

     Net earnings per share of
     common stock:
     -------------------------
          - Basic                    $0.64    $0.61         $1.32    $1.22
          - Assuming dilution        $0.63    $0.60         $1.30    $1.20

     Numerator:
     ---------
     Income available to common
       shareholders                $19,081  $18,229       $39,161  $36,414

     Denominator:
     -----------
       Weighted average shares
        outstanding - Basic         29,617   29,764        29,631   29,783
     Effect of dilutive
       securities - options*           432      539           486      504
                                   -------  -------       -------  -------
     Weighted average shares
       outstanding - Assuming
       dilution                     30,049   30,303        30,117   30,287

     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market
             price per share        $32.24   $31.44        $33.57   $29.92
           Number of shares            358       45           303      290

6. On August 6, 1998, the Company completed the acquisition of a 50% interest in Radiadores Visconde Ltda., a Brazilian heat transfer company. The investment included cash and a promissory note. The investment will be accounted for by the equity method. The results of operations will be included in the consolidated financial statements using a one quarter delay and, accordingly, were not included in the operating results reported for the second quarter.

     Visconde employs about 750 people at facilities in San
     Paulo. It produces heat-exchanger components, assemblies, and modules primarily for the aftermarket, but also for sale to original-equipment customers in the truck, engine, agricultural-tractor, hydraulic-system, compressor, marine, construction-equipment, power-generator, and industrial markets.

     Subsequent to the end of the quarter, the Company completed the acquisition of Core Holdings, Inc. of Orlando, Florida, an aftermarket wholesale distributor specializing in complete lines of vehicular engine-cooling and air-conditioning systems products. The acquisition consisted of cash and promissory notes and included the assumption of Core Holding's existing debt at the time of the acquisition. The transaction was financed with cash and available borrowing facilities. The investment will be accounted for by the purchase method.

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

     The investments do not have a material effect on the consolidated results of operations and, accordingly, pro-forma financial information is not presented.

7. On April 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which became effective for interim and annual financial statement periods in fiscal years beginning after December 15, 1997. This pronouncement established new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has had no impact on the Company's net income or shareholders' equity. For the Company, the difference between net income as historically reported in the statements of consolidated income, and comprehensive income, is foreign currency translation recorded in shareholders' equity. Comprehensive earnings for the periods ended September 26, 1998 and 1997, respectively, were $18,061 and $15,637 for the three months and $38,531 and $33,000 for the six months.

8. On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning April 1, 2000. Adoption of this statement is not expected to have a material effect on earnings or financial position.

9. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1998 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 1998-99 with the Second Quarter of 1997-98
------------------------------------------------------------------------------

Net sales for the second quarter of fiscal 1998-99 were $273.0 million, up 4.7% from the $260.8 million reported in the second quarter of last year.

Quarterly sales increased substantially in Europe as a result of new programs. Currency translation effects had a minimal impact upon year over year sales for the quarter. On a worldwide basis the original-equipment automotive and industrial markets had the largest growth in sales as a result of market penetration. Revenue growth in the quarter was hampered slightly by slower-than-anticipated sales in certain sectors.

Gross margin decreased 1.1%, as a percentage of sales, over the second quarter of the previous year to 27.8% from 28.9%. Lower gross margins earned in recently opened European production facilities were the main factor leading to the decline.

Selling, general and administrative expenses increased 4.6% over last year's second quarter while remaining constant as a percentage of sales. A number of expense categories registered small increases consistent with sales growth and inflation.

Operating income decreased 1.0%, as a percentage of sales over last year's second quarter, to 10.1 % from 11.1% due to the lower margins earned at newly opened production facilities mentioned above.

Average outstanding debt levels during the quarter increased by approximately $34.8 million, or 34.6%, from the same quarter a year ago while interest expense only increased slightly, 0.6%, for the same time period. An increase in major plant, property and equipment projects resulted in larger amounts of interest being capitalized during the current year. Non-operating income in the current quarter, included an amount for past royalties related to worldwide licensing agreements for Modine's patented PF technology.

The effective tax rate decreased by 0.2% when compared to the same period last year.

Net earnings for the second quarter increased 4.7% to $19.1 million, or $0.64 basic and $0.63 diluted earnings per share from last year's $18.2 million, or $0.61 basic and $0.60 diluted earnings per share. Annualized return on shareholders' investment, at 17.4% for the quarter, was in management's target range of 15-20%.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------

                      RESULTS OF OPERATIONS
                      ---------------------

Comparison of the First Six Months of 1998-99 with the
------------------------------------------------------
First Six Months of 1997-98
---------------------------

Net sales for the first six months of fiscal 1998-99 reached a record $546.1 million, up 5.5% from the $517.7 million reported in the first six months of last year. Revenues from European operations were up significantly despite the currency-effect from a stronger U.S. dollar earlier in the year. On a worldwide basis the strongest sales increases were to off-highway and to medium- and heavy-truck customers. Sales to the automotive market in Europe continue to remain strong. Other major markets showed small increases except for the building-HVAC market which remained down for the year.

Gross margin decreased 0.7%, as a percent of sales, over the first six months of the previous year to 28.3% from 29.0%. Lower gross margins earned in recently opened European production facilities were a contributing factor to the overall decline.

Selling, general and administrative expenses increased 3.5% over the first six months last year while decreasing 0.3% as a percentage of sales. A number of expense categories registered small increases consistent with sales growth and inflation.

Operating income increased by 1.5% over the first half of the previous year, but decreased 0.4% as a percentage of sales due to the lower margins earned at newly opened production facilities, mentioned above.

Average outstanding debt levels during the first six months increased by approximately $26.6 million, or 26.2%, over the same period a year ago. Corresponding interest expense declined by 3.9%, or $0.1 million, over the same six month period, a year ago. An increase in major plant, property and equipment projects resulted in larger amounts of interest being capitalized in the current period. Non-operating income included an amount for past royalties related to worldwide licensing agreements for Modine's patented PF technology.

The effective tax rate decreased by 0.3% when compared to the same period last year.

Net earnings for the six months increased 7.5% to $39.2 million, or $1.32 basic and $1.30 diluted earnings per share from last year's $36.4 million, or $1.22 basic and $1.20 diluted earnings per share. Annualized return on shareholders' investment, at 18.1% for the six months, was in management's target range of 15-20%.

Year 2000 Remediation Program
-----------------------------

     General
     -------

In response to the Year 2000 issue, the Company initiated a number of projects in early 1997 to identify, evaluate, and implement changes to its existing computerized business systems. Each of the projects followed a four phase approach which included inventory, assessment, remediation or replacement, and system integration testing. All of the Year 2000 efforts were carried on globally, and plans, executive sponsorship and funding were put in place to address the effort. A number of the Company's current systems were already Year 2000 compliant and where third party software was being utilized, upgrades to the vendor's Year 2000 compliant versions have been completed or are in process. In addition to business systems, additional programs to ensure supplier continuity and process capability were initiated. All of the above projects are currently being funded through normal operating cash flow. The total cost associated with the required modifications is not expected to be material to the Company's consolidated results of operations and financial position.

     Business Systems
     ----------------

In North America, the conversion and remediation effort of the Company's internally developed systems is being addressed by an external party. The external party is also validating the Year 2000 changes with internally prepared tests scripts. Computer hardware and LAN infrastructure is also in the process of being converted to ensure compliance in its business system and desktop operation. The expected Year 2000 costs for North America are $4.5 million of which approximately 60% has been already expended.
The systems conversion project is in the last phase, system integration testing, and is being conducted by Modine internal staff. The project is 70% complete, and is scheduled for a second calendar quarter 1999 completion.

Outside of North America, Year 2000 compliance is being achieved by replacing current applications with SAP, a Year 2000 compliant package of integrated manufacturing and financial software. Also included are hardware migrations, LAN, E-mail and desktop upgrades and replacements. The Year 2000 international cost associated with the project is $4.6 million of which 80% has been expended. The project is progressing on schedule and, depending on site, is in various stages of readiness, most of which are completed. Overall, the European project is on schedule, 80% complete, and scheduled for a second calendar quarter 1999 completion.

     Suppliers & Customers
     ---------------------

With respect to suppliers, the Company has surveyed its material and service suppliers to determine whether they are actively involved in Year 2000 remediation projects that will ensure that services to Modine will continue without interruption to any of

Modine's business processes. The Company has since developed a second, more detailed survey that has been resent to our suppliers to gain better insight into their actual Year 2000 status. The responses will be used as the basis of developing contingency plans. For many of our critical suppliers, stocking contingency plans have already been developed.

With our dependency on customers for sales and cash flow, Year 2000 interruptions in our customer's operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence.

     Facilities & Embedded Systems
     -----------------------------

In addition, for non-IT areas, a major effort to assess Modine's production facilities to include embedded systems, is in process and is being conducted by a third party consulting firm specialized in this type of activity. The facilities evaluation is expected to be completed in the fourth calendar quarter of 1998. Recommendations will be made that may include testing, repair, replacement, upgrading, and/or retirement of specific systems or components. Modine expects to complete any testing and/or any systems remediation activities by the end of the second calendar quarter of 1999, and development of contingency plans, if needed, by the third calendar quarter of 1999. Cost for the inventory assessment is $300,000. Projected costs for remediation and/or replacement will be made available as the study progresses.

     Risks & Contingency Planning
     ----------------------------

The failure to correct a material Year 2000 problem could result in an interruption of the Company's business activities or operations. Modine's Year 2000 projects were designed and implemented to significantly reduce that possibility. Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from non-compliant systems used by its suppliers and customers. The Company is now beginning to develop contingency plans and will be doing so throughout 1999 wherever the risk warrants it.


Euro Conversion
---------------

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies and the euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least

January 1, 2002, but not later than July 1, 2002. During this transition period, the parties may settle transactions using either the euro or a participating country's legacy currency.

Certain of Modine's business functions in Europe will introduce euro-capability as of January 1, 1999, including systems for making and receiving certain payments, pricing and invoicing. Other business functions and financial reporting will be converted to the euro by the end of the transition period, but may be converted earlier where operationally efficient or cost effective, or to meet customer requirements. Any delays in the Company's ability to become euro compliant, or in its key suppliers and customers to be euro compliant could result in an interruption of the Company's business activities or operations. The impact, if any, of these interruptions upon the results of operations, financial condition and cash flows has not yet been determined.

Outlook for the Remainder of the Year
-------------------------------------

Management remains optimistic about the Company's continued prospects for growth and is pleased with the continuing demand for our proprietary technology, and feels confident about earlier full year sales and earnings projections. These forward looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as exhibit 99 and incorporated herein by reference.

                       FINANCIAL CONDITION
                       -------------------

Comparison between September 26, 1998 and March 31, 1998
--------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $6.2 million to a total of $30.2 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $16.3 million, or 10.0%. An increase in sales for the second quarter verses the fourth quarter of the prior year, in the amount of $18.5 million or 7.3% was the contributing factor to the change.

Overall inventory levels decreased by $10.5 million. Among the items affecting inventory were ongoing management efforts to control inventory levels, changes in sales volumes, exchange rate fluctuations in Europe, and process and product line changes at certain manufacturing facilities.

Deferred income taxes and other current assets increased $3.4 million. An increase in royalties receivable was the largest single item influencing the overall change.

Working capital increased approximately 5.5% to $211.4 million from $200.5 million and the current ratio increased slightly to
2.1 to 1 from 2.0 to 1. A number of categories experienced changes, with the largest items influencing the change being an increase in trade receivables, a decrease in inventory levels, and a decrease in accounts payable.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $31.3 million to $279.6 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Outstanding material commitments for capital expenditures were $51.8 million at September 26, 1998, compared to $48.1 million at March 31, 1998. The largest commitment of approximately $28.2 million is related to facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. Another $4.8 million relates to the construction of a new technical center in Racine, Wisconsin. The outstanding commitments will be financed primarily through internally generated cash and external borrowing, as required.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $1.7 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $1.9 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $5.4 million. Normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes increased $1.8 million from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt increased by $41.1 million from March 31, 1998. Long-term debt increased by $45.1 million primarily in conjunction with the purchase of a 50% interest in Radiadores Visconde located in Brazil, the startup of the newly formed joint venture company, Daikin-Modine, Inc., and European subsidiaries' capital expenditures. Most of the increase in the long-term debt was domestic. During this time, short-term debt decreased by $3.9 million. The U.S. portion of short-term debt decreased by $6.5 million and the European portion outstanding increased $2.6 million.

Consolidated available lines of credit decreased by $4.6 million. Domestically, the Company's multi-currency revolver was increased from $25 million to $50 million, and was fully utilized at the end of the quarter. Foreign unused lines of credit at September 26, 1998 were $8.7 million. Total debt as a percentage of shareholders' equity increased from 26.8% to 34.7%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $22.5 million to a total of $445.0 million. The net increase came primarily from net earnings of $39.2 million for the first six months. Dividends paid to shareholders of $12.4 million, net treasury stock activity of $2.6 million, unfavorable foreign currency translation impact of $0.6, and other minor changes to the capital accounts also contributed to the change.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit in the Federal District Court in Milwaukee, Wisconsin against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation, alleging infringement of the Company's Patent No. 4,998,580 on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement and accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December of 1991, the Company submitted a complaint to the U. S. International Trade Commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the aforementioned lawsuit. In August 1997, the ITC issued an Order excluding from U.S. import Showa condensers that infringe Modine Manufacturing Company's parallel-flow patent. The ITC's Order covers condensers, their parts, and certain products including them, such as air-conditioning kits and systems. It directs the U.S. Customs Service to exclude from importation into the United States such products manufactured by Showa Aluminum Corporation of Japan and Showa Aluminum Corporation of America. The decision is based on a Modine U.S. patent covering condensers with tube flow path hydraulic diameters less than 0.04822 inches. The Showa companies must certify to Customs officials that any condenser items imported by them do not infringe Modine's parallel-flow patent. The companies must also file annual reports with the ITC regarding their sales of Showa parallel-flow condensers in the United States.

In July of 1994, Showa filed a lawsuit against the Company in the Federal District Court in Columbus, Ohio alleging infringement by the Company of Showa's patents pertaining to double circuit condensers and baffles therefor (In June, 1995, the Company filed a motion for partial summary judgment against such lawsuit). In

December of 1994, the Company filed another lawsuit against Mitsubishi Motor Sales of America, Inc. and Showa Aluminum Corporation in the Federal District Court in Milwaukee, Wisconsin pertaining to the Company's newly-issued Patent No. 5,372,188 also pertaining to parallel-flow air-conditioning condensers but having tube flow path hydraulic diameters less than 0.070 inches. Both 1994 suits have been stayed pending the outcome of re-examination in the U. S. Patent Office of the patents involved. In October of 1997, Modine has been issued Japanese Patent No. 2,132,321 covering parallel-flow air conditioning condensers having tube flow path hydraulic diameters less than 0.070 inches. In August of 1998, the Company filed a patent infringement suit in Japan against Showa with respect to such patent seeking an injunction and damages. A similar patent has been issued to the Company by the European Patent Office and is currently in the opposition stage. All legal and court costs associated with these cases have been expensed as they were incurred.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.


Item 5.  Other Information.

On August 6, 1998, the Company completed the acquisition of a 50% interest in Radiadores Visconde Ltda., a Brazilian heat transfer company. For additional information see footnote 5 to the Notes to Consolidated Financial Statements (Unaudited) herein.

Subsequent to the end of the quarter, the Company completed the acquisition of Core Holdings, Inc. of Orlando, Florida, an aftermarket wholesale distributor specializing in complete lines of vehicular engine-cooling and air-conditioning systems products. For additional information see footnote 5 to the Notes to Consolidated Financial Statements (Unaudited) herein.

On August 3, 1998, Ernest T. Thomas joined Modine as Group Vice President, Highway Products, with responsibility for Modine's North American Automotive, Climate Systems and Truck Divisions. Subsequent to the end of the quarter, Modine announced the promotion of Carlton C. "Butch" Harper to Chief Information Officer and the election of David B. Spiewak, who joined the Company in September, 1998, to the position of Treasurer.

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

4(b)(iv)       Rights Agreement Amendment No. 4 dated as of
               November 10, 1997 between the Registrant and Norwest Bank Minnesota, N.A.,
               (Rights Agent) (filed by reference to the exhibit contained within the Registrant's
               Quarterly Report on Form 10-Q dated
               December 26, 1997).

               Note:  The amount of long-term debt
               ----
               authorized under any instrument
               defining the rights of holders of long-
               term debt of the Registrant, other
               than as noted above, does not exceed
               ten percent of the total assets of the
               Registrant and its subsidiaries on a
               consolidated basis.

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

   27*         Financial Data Schedule (electronic
               transmission only).

   99*         Important Factors and Assumptions Regarding
               Forwarding-Looking Statements.                          22

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed no Reports on Form 8-K during the quarter ended
September 26, 1998.

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



                              MODINE MANUFACTURING COMPANY
                              ----------------------------
                              (Registrant)


                              By:  A. D. REID
                                 -------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 9, 1998       By:  W. E. PAVLICK
                                 -------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                 General Counsel and Secretary