Form 10-Q
period 1998-12-26
MODINE MANUFACTURING CO
filed 1999-02-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1998
                                       -----------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                    39-0482000
     ---------------------------------------------      -------------------
     (State or other jurisdiction of incorporation      (I.R.S. Employer
     or organization)                                   Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                53403-2552
     ----------------------------------------------------------------------
     (Address of principal executive offices)              (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        ---------------


                         NOT APPLICABLE
     ----------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at February 5, 1999
     ------------------------------    -------------------------------
     Common Stock, $0.625 Par Value               29,509,029

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                                  Page No.
                                                                  --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1998                      3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1998 and 1997
                 and the Nine Months Ended
                 December 26, 1998 and 1997                          4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 1998 and 1997                                       5

               Notes to Consolidated Financial Statements            6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                          10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                     17

     Item 5.  Other Information                                     18

     Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                          21

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                   December 26, 1998 and March 31, 1998
                 (In thousands, except per-share amounts)
                                (Unaudited)
                                                  December 26, 1998      March 31,1998
                                                  -----------------      -------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                              $ 36,231            $ 36,410
 Trade receivables, less allowance for
  doubtful accounts of $3,994 and $4,585                 174,548             162,177
 Inventories                                             160,208             152,674
 Deferred income taxes and other current
  assets                                                  39,859              41,922
                                                        --------            --------
 Total current assets                                    410,846             393,183
                                                        --------            --------

 Other assets:
 Property, plant, and equipment -- net                   296,659             248,253
 Investment in affiliates                                 36,120               8,376
 Goodwill and other intangible assets -- net              82,928              59,355
 Deferred charges and other noncurrent assets             52,639              49,857
                                                        --------            --------
 Total other assets                                      468,346             365,841
                                                        --------            --------
  Total assets                                          $879,192            $759,024
                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                        $ 44,269            $ 20,878
 Long-term debt -- current portion                         8,264               2,835
 Accounts payable                                         79,700              84,345
 Accrued compensation and employee benefits               47,611              48,081
 Income taxes                                             15,843              10,073
 Accrued expenses and other current
  liabilities                                             28,068              26,516
                                                        --------            --------
 Total current liabilities                               223,755             192,728
                                                        --------            --------

 Other liabilities:
 Long-term debt                                          148,239              89,587
 Deferred income taxes                                    13,732              14,258
 Other noncurrent liabilities                             41,758              39,976
                                                        --------            --------
 Total other liabilities                                 203,729             143,821
                                                        --------            --------
    Total liabilities                                    427,484             336,549
                                                        --------            --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none                      -                   -
 Common stock, $0.625 par value, authorized
  80,000 shares, issued 30,342 shares                     18,964              18,964
 Additional paid-in capital                               13,318              12,384
 Retained earnings                                       457,899             423,001
 Foreign currency translation adjustment                  (6,614)             (8,102)
 Treasury stock at cost: 872 and 678 shares,
  respectively                                           (29,753)            (20,977)
 Restricted stock - unamortized value                     (2,106)             (2,795)
                                                        --------            --------
    Total shareholders' investment                      $451,708            $422,475
                                                        --------            --------
    Total liabilities and shareholders' investment      $879,192            $759,024
                                                        ========            ========

     (See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 1998 and 1997
              For the nine months ended December 26, 1998 and 1997
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                       Three months ended          Nine months ended
                                                      --------------------       --------------------
                                                         December 26                 December 26
                                                      --------------------       --------------------
                                                       1998        1997             1998        1997
                                                      --------------------       --------------------
Net Sales                                             $284,355    $267,699       $830,420    $785,428
Cost of sales                                          207,242     192,114        598,891     559,513
                                                      --------    --------       --------    --------

Gross profit                                            77,113      75,585        231,529     225,915
Selling, general, and administrative expenses           51,020      45,015        145,022     135,839
                                                      --------    --------       --------    --------

Income from operations                                  26,093      30,570         86,507      90,076
Non-operating income                                     4,852       1,918         12,041       5,993
Interest expense                                        (1,718)       (842)        (3,743)     (2,950)
Non-operating expense                                   (1,265)     (1,634)        (4,515)     (4,859)
                                                      --------    --------       --------    --------

Earnings before income taxes                            27,962      30,012         90,290      88,260
Provision for income taxes                              10,621      12,176         33,788      34,010
                                                      --------    --------       --------    --------

Net earnings                                          $ 17,341    $ 17,836       $ 56,502    $ 54,250
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.59       $0.60          $1.91       $1.82
  - Assuming dilution                                    $0.58       $0.59          $1.88       $1.79
                                                      ========    ========       ========    ========

Dividends per share                                      $0.21       $0.19          $0.63       $0.57
                                                      ========    ========       ========    ========

Weighted average shares -- basic                        29,548      29,720         29,603      29,762
Weighted average shares -- diluted                      29,992      30,316         30,075      30,297
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 1998 and 1997
                           (Unaudited)

                                                 Nine months ended December 26
                                                 -----------------------------
                                                    1998             1997
                                                 ----------       ----------
Net cash provided by operating activities          $ 89,925         $ 72,160

Cash flows from investing activities:
Expenditures for property, plant, and
 equipment                                          (68,988)         (52,668)
Acquisitions, excluding cash acquired               (19,826)               -
Investments in affiliates                           (17,085)               -
Proceeds from dispositions of property,
 plant, and equipment                                   315            1,883
Other -- net                                           (170)             (91)
                                                   --------         --------

Net cash (used for) investing activities           (105,754)         (50,876)

Cash flows from financing activities:
Increase in short-term debt -- net                   22,895           11,158
Additions to long-term debt                          45,773           15,179
Reductions of long-term debt                        (22,631)         (27,273)
Issuance of common stock, including
 treasury stock                                       3,012            3,364
Purchase of treasury stock                          (14,765)         (11,480)
Cash dividends paid                                 (18,634)         (16,960)
                                                   --------         --------

Net cash provided by/(used for)
 financing activities                                15,650          (26,012)
                                                   --------         --------

Net (decrease) in cash and cash equivalents            (179)          (4,728)
Cash and cash equivalents at beginning of
 period                                              36,410           34,822
                                                   --------         --------

Cash and cash equivalents at end of period         $ 36,231         $ 30,094
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

                                                    (In Thousands)
     -------------------------------------------------------------
                           December 26, 1998      March 31, 1998
     -------------------------------------------------------------
     Raw materials           $ 36,458                $ 41,164
     Work in process           41,197                  41,231
     Finished goods            82,553                  70,279
                             --------                --------
      Total inventories      $160,208                $152,674
                             ========                ========

2.   Property, plant, and equipment is composed of:

                                                    (In Thousands)
     -------------------------------------------------------------
                            December 26, 1998      March 31, 1998
     -------------------------------------------------------------

     Gross property,
      plant & equipment       $586,225                $510,868
     Less accumulated
      depreciation            (289,566)               (262,615)
                              --------                --------
      Net property,
        plant & equipment     $296,659                $248,253
                              ========                ========

3.   Intangible assets include:

                                                    (In Thousands)
     -------------------------------------------------------------
                              December 26, 1998    March 31, 1998

     Goodwill and other
      intangible assets           $106,114             $76,505
     Less accumulated
      amortization                 (23,186)            (17,150)
                                  --------             -------
      Net goodwill and other
      intangible assets           $ 82,928             $59,355
                                  ========             =======

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

5. The computation of basic and diluted earnings per share is as follows:

                                   (In thousands, except per-share amounts)
     ----------------------------------------------------------------------
                                        Three months         Nine months
                                          ended                ended
                                        December 26          December 26
     ----------------------------------------------------------------------
                                       1998     1997        1998     1997
     ----------------------------------------------------------------------
     Net earnings per share of
     -------------------------
     common stock:
     ------------
          - Basic                      $0.59    $0.60       $1.91    $1.82
          - Assuming dilution          $0.58    $0.59       $1.88    $1.79
     Numerator:
     ----------
     Income available to
       common shareholders           $17,341  $17,836     $56,502  $54,250
     Denominator:
     ------------
     Weighted average shares
       outstanding - Basic            29,548   29,720      29,603   29,762
     Effect of dilutive
       securities - options*             444      596         472      535
                                     -------  -------     -------  -------
     Weighted average shares
       outstanding - Assuming
       dilution                       29,992   30,316      30,075   30,297


     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market
             price per share         $33.68   $34.42      $33.61   $31.81
           Number of shares             297     None         297       45

6. On August 6, 1998, the Company completed the acquisition of a 50% interest in Radiadores (Visconde) Ltda., a Brazilian heat transfer company. The investment included cash and a promissory note. The investment is accounted for using the equity method. The company's share of the results of operations is currently included in the consolidated financial statements using a two-month delay. The Company anticipates that the results will be reported using a one-month delay by the end of the fourth quarter.

     Visconde employs approximately 750 people at facilities in San Paulo. It produces heat-exchanger components, assemblies, and modules primarily for the aftermarket, but also for sale to original-equipment customers in the truck, engine, agricultural-tractor, hydraulic-system, compressor, marine, construction-equipment, power-generator, and industrial markets.

     On October 8, 1998, the Company completed the acquisition of Core Holdings, Inc. of Orlando, Florida, an aftermarket wholesale distributor specializing in complete lines of vehicular engine-cooling and air-conditioning systems products. The acquisition purchase price was $24.3 million. The transaction was financed with cash, existing short-term borrowing facilities and $3.9 million of promissory notes to the seller. The investment is accounted for using the purchase method. Goodwill created by the acquisition is $22.5 million and is being amortized on a straight-line basis over 15 years. The results of operations are included in the consolidated financial statements for the quarter since the effective date of the acquisition.

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

7. On April 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," which became effective for interim and annual financial statement periods in fiscal years beginning after December 15, 1997. This pronouncement established new standards for reporting comprehensive income and its components; however, the adoption of SFAS No. 130 has had no impact on the Company's net income or shareholders' equity. For the Company, the difference between net income as historically reported in the statements of consolidated income, and comprehensive income, is foreign currency translation recorded in shareholders' equity. Comprehensive earnings for the periods ended December 26, 1998 and 1997, respectively, were $19,459 thousand and $17,765 thousand for the three months and $57,990 thousand and $50,765 thousand for the nine months.

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

9. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in the Company's March 31, 1998 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 1999 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1998-99 with the Third Quarter
-----------------------------------------------------------------
of 1997-98
----------

Net sales for the third quarter of fiscal 1998-99 were $284.4 million, up 6.2% from the $267.7 million reported in the third quarter of last year.

Quarterly sales increased substantially in Europe as a result of new programs. Currency translation effects had a small positive impact upon year over year sales for the quarter. On a worldwide basis the original-equipment automotive and industrial markets registered the largest sales increases. Domestic aftermarket sales were assisted by the recent acquisition of Core Holdings, Inc. Short-term softening in the agricultural- and construction-equipment market and the European truck market hampered revenue growth in the quarter. Also effecting the quarter were a slow seasonal start in the building-heating market as well as on-going pricing pressures in the North American aftermarket and in Europe.

Gross margin decreased 1.1%, as a percentage of sales, over the third quarter of the previous year to 27.1% from 28.2%. Lower gross margins earned in recently opened European production facilities were the main factor leading to the decline.

Selling, general and administrative expenses increased 13.3% over last year's third quarter while increasing 1.1% as a percentage of sales. Excluding the recent Core Holdings acquisition, selling, general and administrative expenses grew by only 5.5%, consistent with sales growth and inflation.

Operating income decreased 2.2%, as a percentage of sales over last year's third quarter, to 9.2 % from 11.4%. Contributing factors were lower margins earned at newly opened production facilities in Europe and the effect of including the Core acquisition in the quarterly operating results for the first time.

Average outstanding debt levels during the quarter increased by approximately $84.6 million, or 84.7%, from the same quarter a year ago while interest expense increased 104%, for the same time period. The October acquisition of Core Holdings, including higher interest rate debt assumed, and the joint venture purchase and start-up activity reported earlier in the year were the main factors leading to higher borrowing levels and interest expense.

Non-operating income in the current quarter, included a gain on the sale of a closed facility in Michigan.

The effective tax rate decreased by 2.6% when compared to the same period last year. The largest factor influencing the decrease was a differential in foreign tax rates compared to U.S.
rates.

Net earnings for the third quarter decreased 2.8% to $17.3 million, or $0.59 basic and $0.58 diluted earnings per share from last year's $17.8 million, or $0.60 basic and $0.59 diluted earnings per share. Annualized return on shareholders' investment, at 15.5% for the quarter, was in management's target range of 15-20%.

Comparison of the First Nine Months of 1998-99 with the First
-------------------------------------------------------------
Nine Months of 1997-98
----------------------

Net sales for the first nine months of fiscal 1998-99 reached a record $830.4 million, up 5.7% from the $785.4 million reported in the first nine months of last year. Revenues from European operations were up significantly compared with the same period a year ago. Currency translation effects had a minimal impact upon year over year sales. On a worldwide basis the strongest sales increases were to the original-equipment automotive market and to the industrial market. Other major markets registered small increases except for the building-HVAC market which remained down for the year.

Gross margin decreased 0.9%, as a percent of sales, over the first nine months of the previous year to 27.9% from 28.8%. Lower gross margins earned in recently opened European production facilities were a contributing factor to the overall decline.

Selling, general and administrative expenses increased 6.8% over the first nine months last year while increasing 0.2% as a percentage of sales. Without the recent Core Holdings acquisition, these expenses grew by only 4.2%, consistent with sales growth and inflation.

Operating income decreased by 4.0% over the first nine months of the previous year, while decreasing 1.1% as a percentage of sales. Among the contributing factors were lower margins earned at newly opened production facilities in Europe and the effect of including the Core Holdings acquisition in the year-to-date operating results.

Average outstanding debt levels during the first nine months increased by approximately $47.1 million, or 46.6%, over the same period a year ago. Corresponding interest expense increased by 26.9%, or $0.8 million, over the same nine-month period, a year ago. An increase in major property, plant and equipment projects resulted in larger amounts of interest being capitalized in the current period which partially offset the increased interest expense resulting from the October acquisition of Core Holdings and the joint venture activity reported earlier in the year.

Non-operating income included an amount for past royalties related to worldwide licensing agreements for Modine's patented
PF technology and a gain on the sale of a closed facility in Michigan.

The effective tax rate decreased by 1.1% when compared to the same period last year.

Net earnings for the nine months increased 4.2% to $56.5 million, or $1.91 basic and $1.88 diluted earnings per share from last year's $54.3 million, or $1.82 basic and $1.79 diluted earnings per share. Annualized return on shareholders' investment, at 17.2% for the nine months, was in management's target range of 15-20%.

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

     Business Systems
     ----------------

In North America, the conversion and remediation effort of the Company's internally developed systems is being addressed by an external party. The external party is also validating the Year 2000 changes with internally prepared tests scripts. Computer hardware and LAN infrastructure is also in the process of being converted to ensure compliance in its business system and desktop operation. The expected Year 2000 costs for North America are $4.5 million of which approximately 80% has been already expended. The systems conversion project is in the last phase, system integration testing, and is being conducted by Modine internal staff. The project is 80% complete, and is scheduled for a second calendar quarter 1999 completion. Recent accomplishments in North America during the quarter include the conversion of business systems in Mexico and Canada to achieve Year 2000 compliance through a controlled series of system migration and software upgrades.

Outside of North America, Year 2000 compliance is being achieved by replacing current applications with SAP, a Year 2000 compliant package of integrated manufacturing and financial software. Also included are hardware migrations, LAN, e-mail and desktop upgrades and replacements. The Year 2000 international cost associated with the project is $4.6 million of which 80% has been expended. The project is progressing and, depending on site, is in various stages of readiness, most of which are completed. Overall, the European project is 80% complete, and scheduled for a third calendar quarter 1999 completion.

     Suppliers & Customers
     ---------------------

With respect to suppliers, the Company has surveyed its material and service suppliers to determine whether they are actively involved in Year 2000 remediation projects that will ensure that services to Modine will continue without interruption to any of Modine's business processes. The Company has since developed a second, more detailed survey that has been resent to our suppliers to gain better insight into their actual Year 2000 status. To date, 85% of the surveys have been returned, of which 100% have indicated that they are or will be compliant by July 1, 1999. The responses are being used as the basis of developing specific contingency plans for those suppliers who cannot meet our compliance deadline.

With our dependency on customers for sales and cash flow, Year
2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence.

     Facilities & Embedded Systems
     -----------------------------

In addition, for non-IT areas, a major effort to assess Modine's production facilities to include embedded systems, is in process and is being conducted by a third party consulting firm specialized in this type of activity. The facilities evaluation was completed in the fourth calendar quarter of 1998. Dependent upon formal risk assessments by facility and corporate teams, recommended actions include testing, repair, replacement, upgrading, and/or retirement of specific systems or components. Modine expects to complete any testing and/or any systems remediation activities by the end of the second calendar quarter of 1999, and development of contingency plans, if needed, by the third calendar quarter of 1999. Cost for the inventory assessment is $300,000. The projected budget for remediations is estimated to be $360,000.

     Risks & Contingency Planning
     ----------------------------

The failure to correct a material Year 2000 problem could result in an interruption of the Company's business activities or operations. Modine's Year 2000 projects were designed and are being implemented to significantly reduce that possibility.
Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from non-compliant systems used by its suppliers and customers. To alleviate those concerns, Modine is actively involved in developing and implementing contingency plans in the critical areas of the business. We have already issued operational contingency plans to our manufacturing facilities and are continuing to formalize system and supplier contingency plans. The Company will continue that process throughout 1999 whenever the risk appears to be warranted.

Euro Conversion
---------------

A single currency called the Euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union agreed to adopt the Euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies and the Euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002, but not later than July 1, 2002. During this transition period, the parties may settle transactions using either the Euro or a participating country's legacy currency.

Certain of Modine's business functions in Europe introduced Euro-capability as of January 1, 1999, including systems for making and receiving certain payments, pricing and invoicing. Other business functions and financial reporting will be converted to the Euro by the end of the transition period, but may be converted earlier where operationally efficient or cost effective, or to meet customer requirements. Any delays in the Company's ability to become Euro compliant, or in its key suppliers and customers to be Euro compliant could result in an interruption of the Company's business activities or operations. The impact, if any, of these interruptions upon the results of operations, financial condition and cash flows has not yet been determined.

Outlook for the Remainder of the Year
-------------------------------------

Management expects short-term market factors to result in fiscal 1999 sales growth being close to earlier projections made last summer while earnings are anticipated to increase at a slightly lower percentage. Beginning in calendar year 2000, the Company expects to benefit from significant new business with large customers such as Chrysler and PACCAR. Improved profitability in Germany from new business, efficiency improvements, and a reduced workforce are also anticipated. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION
-------------------

Comparison between December 26, 1998 and March 31, 1998
-------------------------------------------------------

Current Assets
--------------

Cash and cash equivalents decreased by $0.2 million to a total of $36.2 million. The Company's primary sources of liquidity and capital resources were cash provided by operations and the use of available borrowing facilities.

Net trade receivables increased $12.4 million, or 7.6%. Approximately $2.4 million of the increase can be attributed to the recent Core Holdings acquisition. The remainder of the overall increase can be attributed to higher sales for the third quarter of fiscal 98-99 in the amount of $29.4 million or 11.5% compared to the sales in the fourth quarter of the prior year.

Overall inventory levels increased by $7.5 million. While the acquisition of Core Holdings increased inventories by more than this amount, others factors affecting inventory levels were ongoing management efforts to control inventory levels, changes in sales volumes, exchange rate fluctuations in Europe, process and product line changes at certain manufacturing facilities and a normal seasonal decline in the HVAC division.

Deferred income taxes and other current assets decreased $2.1 million. The largest items influencing change were a reduction in unbilled customer tooling, an increase in foreign currency contracts hedging sales in French francs, an increase in receivables from the company's stock plans trustee and the Core Holdings acquisition.

Working capital decreased approximately 6.7% to $187.1 million from $200.5 million and the current ratio declined slightly to
1.8 to 1 from 2.0 to 1. A number of categories experienced changes, with the largest item influencing the change being an increase in debt due within one year. Partially offsetting this change were increases in both trade receivables and inventory. The Core Holdings acquisition was also a factor contributing to the overall changes recorded.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $48.4 million to $296.7 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Outstanding material commitments for capital expenditures were $49.6 million at December 26, 1998, compared to $48.1 million at March 31, 1998.
The largest commitment of approximately $27.2 million is related to facility expansions, improvements, equipment upgrades, and new equipment for a number of European plants. Another $4.2 million relates to the construction of a new technical center in Racine, Wisconsin. The outstanding commitments will be financed primarily through internally generated cash and external borrowing, as required.

Goodwill and Other Intangible Assets
------------------------------------

Goodwill and other intangible assets, net of accumulated amortization increased $23.6 million. The main factor contributing to the increase was the $21.5 million recorded in conjunction with the Core Holdings acquisition Amortization and foreign currency translations were also factors contributing to the overall change.

Deferred Charges and Other Noncurrent Assets
--------------------------------------------

Deferred charges and other noncurrent assets increased $2.8 million. The net increase is primarily the result of continuing recognition of the surplus in the Company's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and various accrued expenses decreased $3.6 million. An increase of $7.0 million from the Core acquisition was offset by normal timing differences in the level of operating activity in other areas of the company. Accrued income taxes increased $5.8 million with Core contributing $1.7 million of the increase with the remainder arising from normal timing differences in making estimated tax payments and federal tax benefits resulting from the exercise of stock options.

Debt
----

Outstanding debt increased by $87.5 million from March 31, 1998. Long-term debt increased by $64.1 million. The major events influencing the change were the purchase of Core Holdings, Inc., headquartered in Miami, the purchase of a 50% interest in Radiadores Visconde located in Brazil, the startup of the newly formed joint venture company, Daikin-Modine, Inc., and capital expenditures in Europe for facility expansion and modernization. Most of the increase in the long-term debt was domestic. During this time, short-term debt increased by $23.4 million. The U.S. portion of short-term debt increased by $19.0 million and the European portion outstanding increased $4.4 million.

Consolidated available lines of credit increased by $1.4 million. Domestically, the Company's multi-currency revolver was increased from $25 million to $50 million, and is fully utilized. Foreign unused lines of credit at December 26, 1998 were $14.7 million. Total debt as a percentage of shareholders' equity increased from 26.8% to 44.4%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $29.2 million to a total of $451.7 million. The net increase came primarily from net earnings of $56.5 million for the first nine months. Dividends paid to shareholders of $18.6 million, net treasury stock activity of $8.8 million, favorable foreign currency translation impact of $1.5, and other minor changes to the capital accounts also contributed to the change.

Other
-----

Subsequent to the end of the third quarter, recent economic events in Brazil led to the devaluation of its currency. As a result of the devaluation and subsequent exchange rate movements, the value of the Company's investment in its recently formed Brazilian joint venture has been affected. Although the devaluation is expected to have a minimal impact on the Company's fourth quarter net earnings, it will unfavorably impact the foreign currency translation adjustment to be reported in shareholders' equity and comprehensive earnings if exchange rates remain at their current levels.


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


Item 5.  Other Information.

On October 8, 1998, the Company completed the acquisition of Core Holdings, Inc. of Orlando, Florida, an aftermarket wholesale distributor specializing in complete lines of vehicular engine-cooling and air-conditioning systems products. For additional information see footnote 6 to the Notes to Consolidated Financial Statements (Unaudited) herein.

Subsequent to the end of the quarter, on January 20, 1999, the Company's Board of Directors elected Marsha Williams to serve as a new director of the corporation, expanding the number of board members to ten. Please see the Company's News Release dated February 8, 1999, attached to this Report Form 10-Q as Exhibit 99(b), for further information.

As previously reported, in May of 1986, the Board of Directors authorized the Company to acquire up to 10% per year of the issued and outstanding shares of the common stock of the Company. Pursuant to this authorization, the Company purchases shares of its common stock from time to time as such shares become available on the open market, from the Company's pension plans, or in private transactions for resale to the employee stock purchase plans and for other corporate purposes. Since December 31, 1996, the Company has purchased at market price a total of 1,058,203 shares, 132,884 shares of which were purchased during the fourth fiscal quarter of 1996-97; 362,427 shares of which were purchased from April 1, 1996 through December 31, 1997; 160,293 shares of which were purchased during the fourth fiscal quarter of 1997-98, and 402,599 shares of which were purchased from April 1, 1998 through December 31, 1998. The Company currently has 833,135 shares (as of February 5, 1999) in its Treasury.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:


Reference Number
per Item 601 of
Regulation S-K                                                      Page
--------------                                                      ----

   3(a)           Restated Articles of Incorporation
                  (as amended) (filed by reference to
                  the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended
                  March 31, 1994).

   3(b)*          Restated By-Laws (as amended January 20,
                  1999).                                             22

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

Reference Number
per Item 601 of
Regulation S-K                                                      Page
--------------                                                      ----

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

  27*             Financial Data Schedule (electronic
                  transmission only).

  99(a)*          Important Factors and Assumptions Regarding
                  Forwarding-Looking Statements.                     33

  99(b)*          News Release dated February 8, 1999
                  regarding new director.                            34

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed no Reports on Form 8-K during the quarter ended
December 26, 1998.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  A. D. REID
                                 ---------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 8, 1998       By:  W. E. PAVLICK
                                 ---------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary