Form 10-Q/A
period 1998-12-26
MODINE MANUFACTURING CO
filed 1999-02-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1998

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


          WISCONSIN                                       39-0482000
     -----------------------------------------------    -------------------
     (State or other jurisdiction of incorporation      (I.R.S. Employer
     or organization)                                   Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     ----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200


                         NOT APPLICABLE
     ----------------------------------------------------------------------
          (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              February 5, 1999
     ------------------------------         ---------------------------
     Common Stock, $0.625 Par Value                29,509,029

     The undersigned registrant hereby amends the Exhibits to the Form 10-Q Quarterly Report for quarter ended 12/26/98 to include
Exhibit 27 as set forth on the following page.

     27*     Financial Data Schedule (electronic
             transmission only).

*Filed herewith.

The Exhibit 27 was inadvertently omitted from the EDGAR version of the Form 10-Q for quarter ended 12/26/98.


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




                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  A. D. REID
                                 ---------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 8, 1999       By:  W. E. PAVLICK
                                 ---------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                      General Counsel and Secretary