Form 10-K405
period 1999-03-31
MODINE MANUFACTURING CO
filed 1999-06-17
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1999
                                      --------------

                             OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from ______ to ______


                    Commission file number 1-1373
                                           ------


                   MODINE MANUFACTURING COMPANY
----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


          WISCONSIN                                   39-0482000
-------------------------------------            -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                   53403
--------------------------------------           -------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (414) 636-1200
                                                   --------------


Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
----------------------------------------------------------------------
                        (Title of Class)


         An Exhibit index appears at pages 15-21 herein.

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

Approximately 56% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $503,597,917 based on the market price of $30.4375 per share on June 15, 1999. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common
Stock, $0.625 par value, was 29,545,199 at June 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                         Location in Form 10-K
---------------------                         ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 1999          Part I of Form 10-K
                                              (Item 1)

                                              Part II of Form 10-K
                                              (Items 7, 8)

                                              Part IV of Form 10-K
                                              (Item 14)

1999 Definitive Proxy Statement dated
    June 10, 1999                             Part III of Form 10-K
                                              (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------
            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 1999

                                                                  10-K Pages
                                                                  ----------

Cover

Table of Contents

Part I
------
        Item 1  -   Business
        ---------------------
                    General, Foreign and Domestic Operations,
                    Competitive Position, Customer Dependence,
                    Backlog of Orders, Raw Materials, Patents,
                    Research and Development, Environmental
                    Matters, Employees, Seasonal Nature of
                    Business, Working Capital Items, Year 2000,
                    Euro Conversion                                    5

        Item 2  -   Properties                                        10
        ----------------------

        Item 3  -   Legal Proceedings                                 10
        -----------------------------

        Item 4  -   Submission of Matters To A Vote of Security
        -------------------------------------------------------
                    Holders                                           11
                    -------

Part II
-------
        Item 5  -   Market for Registrant's Common Equity and
        -----------------------------------------------------
                    Related Stockholder Matters                       11
                    ---------------------------

        Item 6  -   Selected Financial Data                           12
        -----------------------------------

        Item 7  -   Management's Discussion and Analysis of
        ---------------------------------------------------
                    Financial Condition and Results of
                    ----------------------------------
                    Operations                                        12
                    ----------

        Item 8  -   Financial Statements & Supplementary Data         13
        -----------------------------------------------------

                                                                  10-K Pages
                                                                  ----------

        Item 9  -   Changes in and Disagreements with
        ---------------------------------------------
                    Accountants on Accounting and Financial
                    ---------------------------------------
                    Disclosure                                        13
                    ----------

Part III
--------
        Items 10 and 11  -  Directors and Executive
        -------------------------------------------
                    Officers of the Registrant; Executive
                    -------------------------------------
                    Compensation                                      13
                    ------------

        Item 12 -   Security Ownership of Certain Beneficial
        ----------------------------------------------------
                    Owners and Management                             14
                    ---------------------

        Item 13 -   Certain Relationships and Related
        ---------------------------------------------
                    Transactions                                      14
                    ------------

Part IV
-------
        Item 14 -   Exhibits, Financial Statement Schedules,
        ----------------------------------------------------
                    and Reports on Form 8-K                           15
                    -----------------------
        1)  Financial Statements
        2)  Financial Statement Schedules
        3)  Consent of Independent Accountants
        4)  Exhibit Index

Signatures                                                            22
----------

                             PART I
                             ------

ITEM 1.    BUSINESS.
------     --------

General
-------

Throughout this Report, the terms "Modine," the "Company" and/or the "Registrant" refer to Modine Manufacturing Company and consolidated subsidiaries.

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916.

Modine is an independent, worldwide leader in heat-transfer and heat storage technology serving vehicular, industrial, commercial, and building HVAC (heating, ventilating, air conditioning) markets. Modine develops, manufactures, and markets heat exchangers and systems for use in various OEM (original equipment manufacturer) applications and for sale to the automotive aftermarket (as replacement parts) and to a wide array of building markets. The primary markets consist of:

  -    Automobile, truck and bus manufacturers;
  -    Farm implement manufacturers
  -    Heating and cooling equipment manufacturers;
  -    Construction contractors;
  -    Wholesalers of plumbing and heating equipment;
  -    Radiator repair shops; and
  -    Wholesalers of auto repair parts.

We distribute our products through:

  -    Company salespersons;
  -    Independent manufacturers' representatives;
  -    Independent warehouse distributors;
  -    Mass merchandisers and
  -    National accounts.

Our operations are organized on the basis of market categories or geographical responsibility, as follows:

     Original Equipment, which provides heat-transfer products, generally from business units in North America, to original-equipment manufacturers of on-highway and off-highway vehicles, as well as to industrial- and commercial-equipment manufacturers, located primarily in North America;

     Distributed Products, which provides heat-transfer products primarily for the North American vehicular replacement market and the building HVAC market, from business units in North
     America; and

     European Operations, which provides heat-transfer products, primarily to European original-equipment manufacturers of on-highway and off-highway vehicles, industrial equipment manufacturers, and the vehicular replacement market from business units in Europe.

The Company has assigned specific business units to a segment based principally on these defined markets and their geographical location.

The Company's three reportable segments offer a broad line of products that can be categorized as follows:

          Percentage of total company revenue by product
          ----------------------------------------------

                                   Years ended March 31
                                    1999   1998   1997
                                    ----   ----   ----

          Radiators & Radiator       39%    40%    39%
          Cores
          Vehicular Air              19%    20%    22%
          Conditioning
          Oil Coolers                16%    17%    16%
          Charge Air Coolers         12%    12%    11%
          Building HVAC               7%     8%     8%
          Miscellaneous               7%     3%     4%

Geographical Areas
------------------

We maintain administrative organizations in two regions - North
America and Europe - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the three business units.

Our operations are located in the following countries:

North America         Europe            South America       Asia/Pacific
-------------         ------            -------------       ------------

Canada                Austria           Brazil              Japan
Mexico                Belgium
United States         Denmark
                      England
                      France
                      Germany
                      Hungary
                      Italy
                      Netherlands
                      Poland
                      Spain
                      Switzerland

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

You can find more information in "Note 19. Business Segments" on pages 31-32 of our 1999 Annual Report.

Exports
-------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 11.5%, 12.6% and 11.8% for fiscal years ended in 1999, 1998 and 1997, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 11.5%, 12.6% and 11.8% for fiscal years ended in 1999, 1998 and 1997, respectively. Royalties from foreign licensees as a percentage of total earnings were 5.5%, 2.5% and 1.6% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations is included in the Company's 1998-1999 Annual
Report to Shareholders and is incorporated herein by reference at
Note 19 on Pages 31-32 therein.

Events subsequent to the End of the Quarter
-------------------------------------------

On June 10, 1999, the Company mailed its Annual Report to Shareholders and released its sales forecast for the upcoming year. See Current Reports on Form 8-K at page 21 herein for further details.

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

Customer Dependence
-------------------

Ten customers accounted for approximately 44.3% of the Company's sales in the fiscal year ended March 31, 1999. These customers, listed alphabetically, were: BMW, Caterpillar, Chrysler, DaimlerChrysler,
Fiat, Ford, John Deere, Navistar International, Paccar and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 1999-2000.

Raw Materials
-------------

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2000.

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

Research and Development
------------------------

Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 1999 amounted to $18,252,000; in fiscal 1998 amounted to $16,816,000; and in fiscal 1997 amounted to approximately $16,804,000. There were no significant expenditures on research activities that were customer-sponsored.
Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental Matters
---------------------

Modine has a long standing corporate environmental policy which demonstrates the Company's commitment to the environment and compliance with all environmental laws and regulations worldwide. Modine continues to appraise environmental issues and regulatory compliance with a proactive approach. The benefits realized from the Company's environmental programs include conserved resources, more efficient manufacturing processes, minimized liability exposure and reduced operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems. The Company constantly examines its operations and processes to minimize their impact on the environment. In calendar 1996, the Company revised its corporate waste minimization program, which originated in 1991, to encompass all by-products of the manufacturing process. From calendar 1996 to calendar 1998, a 9% reduction in by-product generation was achieved.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund", and under the Resource Conservation and Recovery Act
(RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. In addition, an obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure sufficient protection to the environment.

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

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of seven waste disposal sites. These sites are not company owned and allegedly contain wastes attributable to Modine from past operations. For the seven sites currently known, the Company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low ("de minimis"), there may be insufficient documentation linking Modine to the site, and the other PRPs have the financial resources to meet their obligations.

Recent environmental legislation will require significant capital equipment expenditures over the next four to five years. For the fiscal year ending March 31, 1999 capital expenditures related to environmental projects were $1.6 million. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally related capital projects to be about $1.4 million in 1999-2000.

Environmental expenses charged to current operations, including remediation costs, totaled about $1.7 million for the fiscal year ending March 31, 1999. These expenses include operation and maintenance costs for solid waste treatment, storage, and disposal and for costs incurred in conducting environmental compliance activities; and for other matters. Operating expenses of some facilities may increase during fiscal year 1999-2000 because of such charges but the competitive position of the Company is not expected to change materially. Although environmental costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

Employees
---------

The number of persons employed by the Company at March 31, 1999, was approximately 8,700.

Seasonal Nature of Business
---------------------------

Distributed Products may still experience a degree of seasonality since the aftermarket and heating domains are affected by weather patterns, constructions starts, and other factors. On an overall Company basis, there is no significant degree of seasonality as indicated by the percentages below. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail illustrates the degree of fluctuation for the past five years:


 Fiscal Year                                                    Fiscal
   Ended           First      Second     Third      Fourth       Year
  March 31        Quarter    Quarter    Quarter    Quarter      Total
 -----------      -------    -------    -------    -------      ------

                        ($ In Thousands)

    1999          $273,104   $272,961   $284,355   $281,027    $1,111,447
    1998           256,923    260,806    267,699    254,990     1,040,418
    1997           248,514    254,224    252,972    243,336       999,046
    1996           239,216    254,292    252,817    244,168       990,493
    1995           208,436    221,760    240,505    242,309       913,010

Five-year         $245,238   $252,809   $259,670   $253,166    $1,010,883
Average

Percent                24%        25%        26%        25%          100%
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

Year 2000
---------

Information required hereunder regarding Year 2000 is incorporated by reference from the Company's 1998-1999 Annual
Report to Shareholders, pages 16 and 17, attached as Exhibit 13.

Euro Conversion
---------------

Information required hereunder regarding Euro Conversion is incorporated by reference from the Company's 1998-1999 Annual
Report to Shareholders, at page 17, attached as Exhibit 13.


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

The Company's facilities, on an operating segment basis, are as follows:


Type of            Original   Distributed    European   Corporate &
Facility           Equipment    Products    Operations     Other       Total
--------           ---------  -----------   ----------  -----------    -----

Manufacturing         16           8            12          ---          36
Distribution          --           4             1          ---           5
Sales & Service
  Centers/Offices      2          14            20            1          37
Joint Ventures                                   3            3           6

     Total            18          26            36            4          84

The Company's facilities, on a geographic basis, are as follows:


Type of                North                South      Asia/
Facility              America    Europe    America    Pacific     Total
--------              -------    ------    -------    -------     -----

Manufacturing           23         13        ---        ---        36
Distribution             4          1        ---        ---         5
Sales & Service
  Centers/Offices       16         20        ---          1        37
Joint Ventures           1          3          1          1         6

     Total              44         37          1          2        84


Total square footage of the 84 facilities is approximately
8,192,000 square feet.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

In November 1991, the Company filed a lawsuit against Mitsubishi Motor
Sales of America, Inc., and Showa Aluminum Corporation, alleging infringement of the Company's patent on parallel-flow air-conditioning condensers. The suit seeks an injunction to prohibit continued infringement, an accounting for damages, a trebling of such damages for willful infringement, and reimbursement of attorneys' fees. In December 1991, the Company submitted a complaint to the U.S. International Trade commission (ITC) requesting that the ITC ban the import and sale of parallel-flow air-conditioning condensers and systems or vehicles that contain them, which are the subject of the November 1991 lawsuit. In
August, 1997, the ITC issued an Order excluding from U.S. import Showa condensers that infringe Modine Manufacturing Company's parallel-flow patent. The ITC's Order covers condensers, their parts, and certain products including them, such as air-conditioning kits and systems. It directs the U.S. Customs Service to exclude from importation into the United States such products manufactured by Showa Aluminum Corporation of Japan and Showa Aluminum Corporation of America. The decision is based on a Modine U.S. patent covering condensers with tube hydraulic diameters less than 0.04822 inches. The Showa companies must certify to Customs officials that any condenser items imported by them do not infringe Modine's parallel-flow patent. The Showa companies must also file annual reports with the ITC regarding their sales of Showa parallel-flow condensers in the United States. In July, 1994, Showa filed a lawsuit against the Company alleging infringement by the Company of certain Showa patents pertaining to condensers. In June 1995, the Company filed a motion for partial summary judgment against such lawsuit.
In December of 1994, the Company filed another lawsuit against Mitsubishi and Showa pertaining to a newly issued patent on parallel-flow air-conditioning condensers. Both 1994 suits have been stayed pending the outcome of re-examination in the U.S. Patent Office of the patents involved. In October of 1997, Modine was issued a Japanese patent covering parallel-flow air-conditioning condensers having tube hydraulic diameters less than
0.070 inches. In August of 1998, the Company filed a patent infringement suit in Japan against Showa with respect to this patent seeking an injunction and damages. Several patents have been issued to Modine by the European Patent Office, one having been rejected at the opposition level, which is being appealed. All legal and court costs associated with these cases have been expensed as they were incurred.

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

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI."
The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1998-99 and 1997-98. As of April 1, 1999, shareholders of record numbered approximately 6,528; it is estimated that beneficial owners numbered about 13,500.

                     1998-99                        1997-98
           ----------------------------    ---------------------------
Quarter      High     Low     Dividends      High     Low    Dividends
First      $37.500  $32.313      $.21      $30.063  $24.750     $.19
Second      36.500   27.750       .21       35.000   28.500      .19
Third       38.625   26.625       .21       36.000   33.125      .19
Fourth      38.000   25.250       .21       35.813   32.000      .19
                                 ----                           ----
    TOTAL                        $.84                           $.76
----------------------------------------------------------------------

Certain of the Company's loan agreements limit the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $186,737,000 was available for these purposes at March 31, 1999. (However, dividend payments may not exceed $30,000,000 in any fiscal year.) Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

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


ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

                                      Fiscal Year ended March 31
                         ----------------------------------------------------
                            1999        1998       1997      1996      1995

Sales (in thousands)     $1,111,447  $1,040,418  $999,046  $990,493  $913,010
Net earnings (in
  thousands)                 73,943    72,471    63,763     61,399     68,442
Total assets (in
  thousands)                915,739   759,024   694,955    671,836    590,187
Long-term debt (in
  thousands)                143,838    89,587    85,197     87,809     62,220
Dividends per share             .84       .76       .68        .60        .52
Net earnings per share
    - Basic                    2.50      2.44      2.14       2.07       2.31
    - Assuming dilution        2.46      2.39      2.10       2.03       2.25

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------    -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          -------------------------

Certain information required hereunder is incorporated by reference from the Company's 1998-99 Annual Report to Shareholders, pages 12-20 and 22, attached as Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------    -------------------------------------------

The report of PricewaterhouseCoopers LLP dated April 28, 1999, the Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, and Notes to Consolidated Financial Statements, appearing on pages 19, 21, 23, 24, and 25-33, respectively, of the Company's 1998-99 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 1998-99 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


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


                            PART III
                            --------

ITEMS 10 and 11.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
---------------      ---------------------------------------
                     REGISTRANT; EXECUTIVE COMPENSATION.
                     -------------------------------------

The information about directors and executive officers and executive compensation on pages 3 - 4 and pages 9, 10, 14, and 15, of the Company's definitive Proxy Statement dated June 10, 1999 under the headings "Election of Directors," "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 10 - 13.

                  Executive Officers of Registrant

                                                                  Officer
Name                 Age            Position                       Since
----                 ---            --------                      -------
R. T. Savage*         60   Chairman                                 1981
D. R. Johnson*        57   President and Chief Executive            1988
                             Officer
D. B. Rayburn*        51   Executive Vice President, Original       1991
                             Equipment
W. E. Pavlick         65   Senior Vice President, General
                             Counsel and Secretary                  1979
M. G. Baker           59   Group Vice President, Distributed        1987
                             Products
V. S. Frangopoulos    63   Group Vice President, Off-Highway        1981
                             Products
L. D. Howard          55   Group Vice President, Europe             1991
E. T. Thomas          45   Group Vice President, Highway            1998
                             Products
A. C. DeVuono         50   Vice President, Technical Services       1996
R. L. Hetrick         57   Vice President, Human Resources          1989
R. W. Possehl         54   Vice President, Administration           1985
A. D. Reid            57   Vice President, Finance and Chief        1985
                             Financial Officer
R. S. Bullmore        49   Corporate Controller                     1983
G. A. Fahl            44   Environmental Health & Safety            1998
                             Officer
C. C. Harper          45   Chief Information Officer                1998
D. B. Spiewak         45   Treasurer                                1998
D. R. Zakos           45   Associate General Counsel and            1985
                             Assistant Secretary

      * Prior to March 31 and April 1, 1998: R. T. Savage was Chairman, President and Chief Executive Officer (now retired);
     D. R. Johnson was President and Chief Operating Officer; and
     D. B. Rayburn was Group Vice President, Highway Products.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except A. C. DeVuono,
E. T. Thomas, C. C. Harper, and D. B. Spiewak.

Mr. DeVuono joined Modine on March 4, 1996, as Director, Technical Services. He was promoted to Vice President, Technical Services in October, 1996. Before joining Modine, he was a staff scientist at the Lawrence Berkeley National Laboratory of the University of California. Prior to that, he spent 10 years with Battelle Memorial Institute in Columbus, Ohio, as a principal research scientist, and also has previous affiliations with the teaching faculties of the Ohio State University and the University of Illinois.

Mr. Thomas joined Modine on August 3, 1998 as Group Vice President, Highway Products. Mr. Thomas previously worked at Eaton Corporation for nine years where he had been General Manager of the Fluid Power Division. Before that, he was General Manager of Eaton's Torque Control Products Division. He also served Eaton as a Plant Manager and Manager of Strategic Planning and Acquisition Analysis. Prior to joining Eaton, Mr. Thomas spent eleven years at General Motors as a member of the Corporate Financial Staff.

Mr. Harper was promoted to Chief Information Officer on October 21,
1998.   Mr. Harper joined Modine in January, 1997 as Director of
Information Systems. Previous to Modine, Mr. Harper had been employed by Tenneco Incorporated for 14 years in a number of technical and managerial positions.

Mr. Spiewak joined Modine as Treasurer on September 21, 1998. Mr. Spiewak came to Modine from Alliant Foodservice, Inc., formerly a part of Kraft Foods. Prior to Alliant, Mr. Spiewak spent eight years with Illinois Tool Works, Inc. as Manager, Treasury Systems.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's 1998-1999 definitive Proxy Statement dated June 10, 1999 attached to this Report at page 16 and 17 therein.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT.
          ----------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 10, 1999 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated June 10, 1999 on page 22 under the heading "Transactions" attached to this Report.


                             PART IV
                             -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------   ----------------------------------------------------
          ON FORM 8-K.
          -----------

(a)  The following documents are filed as part of this Report:

                                                               Page in
                                                            Annual Report*
                                                            -------------

     (1)  Financial Statements:

          Consolidated Statements of Earnings for the
            years ended March 31, 1999, 1998, and 1997            19

          Consolidated Balance Sheets at March 31, 1999
            and 1998                                              21

          Consolidated Statements of Cash Flows for the
            years ended March 31, 1999, 1998, and 1997            23

          Consolidated Statements of Shareholders'
            Investment for the years ended March 31,
            1999, 1998, and 1997                                  24

          Notes to Consolidated Financial Statements            25 - 33

          Independent Accountants' Report                         33

          * Incorporated by reference from the indicated pages of the 1998-99 Annual Report to Shareholders

                                                               Page in
                                                              Form 10-K
                                                              ---------

     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial
            Statement Schedules for the three years ended
            March 31, 1999                                        23

          Schedule II - Valuation and Qualifying Accounts
            for the years ended March 31, 1999, 1998 and
            1997                                                  24

     (3)  Consent of Independent Accountants                     177

     (4)  Exhibit Index                                           15

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

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:


Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

     2              Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

    *3(a)           Restated Articles of Incorporation
                    (as amended).                                    25

    *3(b)           Restated By-Laws (as amended).                   33

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

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

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

    10(b)           Employment Agreement between the
                    Registrant and D. R. Johnson (filed
                    by reference to the Registrant's
                    Quarterly Report on Form 10-Q dated
                    November 1, 1996).

    10(c)           1985 Incentive Stock Plan (as amended)
                    (filed by reference to the Registrant's
                    Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1997).

   *10(d)           1985 Stock Option Plan for Non-Employee
                    Directors (as amended).                          44

   *10(e)           Pension and Disability Plan For Salaried
                    Employees of Modine Manufacturing
                    Company (as amended).                            51

    10(f)           Executive Supplemental Retirement Plan
                    (as amended) (filed by reference to the
                    Registrant's Annual Report on Form 10-K
                    for the fiscal year ended March 31, 1995).

   *10(g)           Modine Manufacturing Company Executive
                    Supplemental Stock Plan (as amended).           132

    10(h)           1994 Stock Award Plan [a part of the
                    1985 Incentive Stock Plan].

    10(i)           1994 Incentive Compensation Plan
                    as amended) (filed by reference to

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

                    the Registrant's Annual Report on
                    Form 10-K for the fiscal year ended
                    March 31, 1997).

    10(j)           1994 Stock Option Plan for Non-Employee
                    Directors (as amended) (filed by
                    reference to the Registrant's Annual
                    Report on Form 10-K for the fiscal year
                    ended March 31, 1997).

    10(k)           1995 Stock Award Plan [a part of the
                    1994 Incentive Compensation Plan]
                    (filed by reference to the exhibit
                    contained within the Registrant's Annual
                    Report on Form 10-K for the fiscal year
                    1995).

    10(l) 1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1995).

    10(m)           1995 Stock Option Agreement [a part of
                    the 1994 Stock Option Plan for Non-
                    Employee Directors] (filed by reference
                    to the exhibit contained within the
                    Registrant's Annual Report on Form
                    10-K for the fiscal year 1995).

    10(n)           1996 Stock Award Plan [a part of the
                    1994 Incentive Compensation Plan]
                    (filed by reference to the exhibit
                    contained within the Registrant's
                    Annual Report on Form 10-K for the
                    fiscal year 1996).

    10(o)           1996 Stock Option Agreements (incentive
                    and non-qualified) [a part of the 1994
                    Incentive Compensation Plan] (filed by
                    reference to the exhibit contained
                    within the Registrant's Annual Report
                    on Form 10-K for the fiscal year 1996).

    10(p)           1996 Stock Option Agreement [a part of
                    the 1994 Stock Option Plan for Non-
                    Employee Directors].

                    Note:  The 1996 Stock Option Agreement
                    ----
                    is not materially different from the
                    1995 Non-Employee Directors Stock Option
                    Agreement filed with the Registrant's

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

                    Annual Report on Form 10-K for the
                    fiscal year 1995.

    10(q)           1997 Stock Award Plan [a part of the
                    1994 Incentive Compensation Plan].

                    Note:  The 1997 Stock Award Plan is
                    ----
                    not materially different from the
                    1996 Stock Award Plan filed with
                    the Registrant's Annual Report on
                    Form 10-K for the fiscal year 1996.

    10(r)           1997 Stock Option Agreements (incentive
                    and non-qualified) [a part of the 1994
                    Incentive Compensation Plan].

                    Note:  The 1997 Stock Option Agreements
                    ----
                    are not materially different from the
                    1996 Stock Option Agreements filed with
                    the Registrant's Annual Report on Form
                    10-K for the fiscal year 1996.

    10(s)           1997 Stock Option Agreement [a part
                    of the 1994 Stock Option Plan for
                    Non-Employee Directors].

                    Note:  The 1997 Stock Option Agreement
                    ----
                    is not materially different from the
                    1995 Non-Employee Directors Stock
                    Option Agreement filed with the
                    Registrant's Annual Report or Form
                    10-K for the fiscal year 1995.

    10(t)           1998 Stock Award Plan [a part of the
                    1994 Incentive Compensation Plan].

                    Note:  The 1998 Stock Award Plan is
                    ----
                    not materially different from the
                    1996 Stock Award Plan filed with
                    the Registrant's Annual Report on
                    Form 10-K for fiscal year 1996.

    10(u)           1998 Stock Option Agreements (incentive
                    and non-qualified) [a part of the 1994
                    Incentive Compensation Plan].

                    Note:  The 1998 Stock Option Agreements
                    ----
                    are not materially different from the
                    1996 Stock Option Agreements filed with

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

                    the Registrant's Annual Report on Form
                    10-K for the fiscal year 1996.

    10(v)           1998 Stock Option Agreement [a part of
                    the 1994 Stock Option Plan for Non-
                    Employee Directors].

                    Note:  The 1998 Stock Option Agreement
                    ----
                    is not materially different from the
                    1995 Non-Employee Directors Stock
                    Option Agreement filed with the
                    Registrant's Annual Report on Form
                    10-K for the fiscal year 1995.

    10(w)           1999 Stock Option Agreements (incentive
                    and non-qualified) [a part of the 1994
                    Incentive Compensation Plan].

                    Note:  The 1999 Stock Option Agreements
                    ----
                    are not materially different from the
                    1996 Stock Option Agreements filed with
                    the Registrant's Annual Report on Form
                    10-K for the fiscal year 1996.

    10(x)           1999 Stock Option Agreement [a part of
                    the 1994 Stock Option Plan for Non-
                    Employee Directors].

                    Note:  The 1998 Stock Option Agreement is
                    ----
                    not materially different from the 1995
                    Non-Employee Directors Stock Option
                    Agreement filed with the Registrant's
                    Annual Report on Form 10-K for the
                    fiscal year 1995.

    11              Not applicable.

    12              Not applicable.

   *13              1998-99 Annual Report to Shareholders.
                    Except for the portions of the Report
                    expressly incorporated by reference,
                    the Report is furnished solely for the
                    information of the Commission and is
                    not deemed "filed" as a part hereof.            136

    16              Not applicable.

    18              Not applicable.

   *21              List of subsidiaries of the Registrant.         176

Reference Number
per Item 601 of
Regulation S-K                                                     Page
----------------                                                   ----

    22              Not applicable.

   *23              Consent of independent accountants.             178

    24              Not applicable.

   *27              Financial Data Schedules -- Fiscal 1999
                    (electronic transmission only)

    28              Not applicable.

   *99(a)           Definitive Proxy Statement of the
                    Registrant dated June 10, 1999.  Except
                    for the portions of the Proxy Statement
                    expressly incorporated by reference, the
                    Proxy Statement is furnished solely for
                    the information of the Commission and
                    is not deemed "filed" as a part hereof.         179

   *99(b)           Appendix (filed pursuant to Item 304 of
                    Regulation S-T).                                207

                    Note:  All Exhibits filed herewith are
                    current to the end of the reporting
                    period of the Form 10-K (unless
                    otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
---------------------------

A Current Report on Form 8-K, dated June 10, 1999, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and
(2) a statement of the important factors and assumptions regarding forward-looking statements.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 16,1999         By:  D. R. JOHNSON
                               --------------------------------
                                D. R. Johnson, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


R. T. SAVAGE                                    June 16, 1999
--------------------------------------          -------------
R. T. Savage, Chairman and Director                Date


D. R. JOHNSON                                   June 16, 1999
--------------------------------------          -------------
D. R. Johnson, President and                       Date
Chief Executive Officer and Director


A. D. REID                                      June 16,1999
--------------------------------------          -------------
A. D. Reid, Vice President, Finance                Date
and Chief Financial Officer


W. E. PAVLICK                                   June 16,1999
--------------------------------------          -------------
W. E. Pavlick, Senior Vice President,              Date
General Counsel and Secretary


R. J. DOYLE                                     June 16,1999
--------------------------------------          -------------
R. J. Doyle, Director                           Date


F. W. JONES                                     June 16,1999
--------------------------------------          -------------
F. W. Jones, Director                           Date


D. J. KUESTER                                   June 16,1999
--------------------------------------          -------------
D. J. Kuester, Director                         Date

V. L. MARTIN                                    June 16,1999
--------------------------------------          -------------
V. L. Martin, Director                          Date


S. W. TISDALE                                   June 16,1999
--------------------------------------          -------------
S. W. Tisdale, Director                         Date


M. T. YONKER                                    June 16,1999
--------------------------------------          -------------
M. T. Yonker, Director                          Date

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company


Our report on the consolidated financial statements of Modine Manufacturing Company and Subsidiaries as of March 31, 1999 and 1998, and for each of the three years in the period ending
March 31, 1999, has been incorporated by reference in this Form 10-K from page 33 of the 1999 Annual Report to Shareholders f Modine Manufacturing Company and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
April 28, 1999

          MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
                    (A Wisconsin Corporation)

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        for the years ended March 31, 1999, 1998 and 1997
                        ($ In Thousands)

Col. A                  Col. B           Col. C            Col. D     Col. E
------                  ------           ------            ------     ------
                                        Additions
                                     (1)       (2)
                                   Charged                            Balance
                      Balance at   to Costs   Charged                   at
                      Beginning      and      to Other                End of
Description           of Period    Expenses   Accounts   Deductions   Period
-----------           ----------   --------   --------   ----------   -------
1999:
Intangible Assets -
Accumulated
Amortization            $17,150     $5,856      $846(B)       $0(C)    $23,852
                        -------     ------      -------       -----    -------

Allowance for
Doubtful Accounts        $4,585      $(427)       $5(B)     $414(A)     $3,749
                        -------     ------      -------     -------     ------

1998:
Intangible Assets -
Accumulated
Amortization            $12,885     $4,761    $(496)(B)       $0(C)    $17,150
                        -------     ------    ---------     -------    -------

Allowance for
Doubtful Accounts        $4,140     $1,029     $(70)(B)     $514(A)     $4,585
                        -------     ------     --------     -------     ------

1997:
Intangible Assets -
Accumulated
Amortization             $8,689     $4,937    $(741)(B)       $0(C)    $12,885
                        -------     ------    ---------     -------    -------

Allowance for
Doubtful Accounts        $5,052      $(117)   $(168)(B)     $627(A)     $4,140
                        -------     ------    ---------     -------     ------

Notes:

    (A)  Bad debts charged off during the year.

    (B) Balance acquired in acquisitions plus translation and other adjustments.

    (C)  Retirement of fully amortized intangibles.