Form 10-Q
period 1999-06-26
MODINE MANUFACTURING CO
filed 1999-08-06
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 1999
                                         -------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                                  39-0482000
     --------------------------------------           -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin               53403-2552
     --------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


     Registrant's telephone number, including area code (414) 636-1200
                                                        --------------


                         NOT APPLICABLE
     --------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        ----        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at August 5, 1999
     -------------------------------    -----------------------------
     Common Stock, $0.625 Par Value              29,525,980

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                             Page No.
                                                             --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 1999                      3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 1999 and 1998                          4

               Consolidated Condensed Statements of
                 Cash Flows - For the Three Months
                 Ended June 26, 1999 and 1998                    5

               Notes to Consolidated Condensed
                 Financial Statements                           6-9

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and
                 Financial Condition                           10-13


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                14

     Item 4.  Submission of Matters to a Vote of
                Security Holders                                15

     Item 6.   Exhibits and Reports on Form 8-K                 16

Signatures                                                      18

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per-share amounts)
                     June 26, 1999 and March 31, 1999
                                (Unaudited)

                                               June 26, 1999   March 31, 1999
ASSETS
   Current assets:
   Cash and cash equivalents                     $ 41,919         $ 49,163
   Trade receivables, less allowance for
     doubtful accounts of $3,868 and $3,749       186,765          182,910
   Inventories                                    187,900          178,949
   Deferred income taxes and other current
     assets                                        42,098           42,074
                                                 --------         --------
   Total current assets                           458,682          453,096
                                                 --------         --------

   Noncurrent assets:
   Property, plant, and equipment--net            309,518          303,764
   Investment in affiliates                        27,932           24,327
   Goodwill and other intangible assets--net       77,924           80,411
   Deferred charges and other noncurrent
     assets                                        55,396           54,141
                                                 --------         --------
   Total noncurrent assets                        470,770          462,643
                                                 --------         --------
       Total assets                              $929,452         $915,739
                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current liabilities:
   Short-term debt                               $ 71,601         $ 68,998
   Long-term debt -- current portion                4,261            4,766
   Accounts payable                                89,956           97,443
   Accrued compensation and employee benefits      50,207           48,869
   Income taxes                                    18,115            9,694
   Accrued expenses and other current
     liabilities                                   25,914           26,825
                                                 --------         --------
   Total current liabilities                      260,054          256,595
                                                 --------         --------

   Noncurrent liabilities:
   Long-term debt                                 141,517          143,838
   Deferred income taxes                           20,661           20,533
   Other noncurrent liabilities                    41,552           41,554
                                                 --------         --------
Total noncurrent liabilities                      203,730          205,925
                                                 --------         --------
       Total liabilities                          463,784          462,520
                                                 --------         --------

   Shareholders' investment:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued - none            -                -
   Common stock, $0.625 par value, authorized
     80,000 shares, issued 30,342 shares           18,964           18,964
   Additional paid-in capital                      13,528           13,543
   Retained earnings                              481,420          469,142
   Accumulated other comprehensive loss           (18,896)         (18,341)
   Treasury stock at cost: 796 and 817
     shares, respectively                         (27,631)         (28,198)
   Restricted stock - unamortized value            (1,717)          (1,891)
                                                 --------         --------
       Total shareholders' investment             465,668          453,219
                                                 --------         --------
       Total liabilities and shareholders'
         investment                              $929,452         $915,739
                                                 ========         ========

   (See accompanying notes to consolidated financial statements.)

                      MODINE MANUFACTURING COMPANY
                   CONSOLIDATED STATEMENTS OF EARNINGS
            For the three months ended June 26, 1999 and 1998
                (In thousands, except per-share amounts)
                               (Unaudited)

                                                  Three months ended June 26
                                                  --------------------------
                                                     1999           1998
                                                   --------       --------
Net sales                                          $283,847       $273,104

Cost of sales                                       201,882        194,646
                                                   --------       --------

Gross profit                                         81,965         78,458

Selling, general, and administrative expenses        51,744         45,612
                                                   --------       --------

Income from operations                               30,221         32,846


Interest expense                                     (1,593)        (1,046)

Other income --net                                    2,674            856
                                                   --------       --------

Earnings before income taxes                         31,302         32,656

Provision for income taxes                           11,793         12,576
                                                   --------       --------

Net earnings                                       $ 19,509       $ 20,080
                                                   ========       ========


Net earnings per share of common stock
  - Basic                                             $0.66          $0.68
  - Assuming dilution                                 $0.65          $0.67
                                                   ========       ========

Dividends per share                                   $0.23          $0.21
                                                   ========       ========

Weighted average shares - basic                      29,529         29,644
Weighted average shares - assuming dilution          29,849         30,185
                                                   ========       ========

 (See accompanying notes to consolidated financial statements.)


                      MODINE MANUFACTURING COMPANY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
            For the Three Months Ended June 26, 1999 and 1998
                               (Unaudited)

                                                  Three months ended June 26
                                                  --------------------------
                                                     1999             1998
                                                   --------         --------
Net cash provided by operating activities          $16,431          $20,393

Cash flows from investing activities:
Expenditures for property, plant, and
  equipment                                        (22,661)         (24,117)
Investment in affiliates                              (600)               -
Proceeds from dispositions of assets                    27               14
Other -- net                                          (290)            (140)
                                                   -------          -------
Net cash (used for) investing activities           (23,524)         (24,243)

Cash flows from financing activities:
Increase in short-term debt -- net                   3,587            1,694
Additions to long-term debt                          5,685            8,166
Reductions of long-term debt                        (2,710)          (1,944)
Issuance of common stock, including
  treasury stock                                     1,063            1,323
Purchase of treasury stock                            (984)          (4,132)
Cash dividends paid                                 (6,792)          (6,228)
                                                   -------          -------

Net cash (used for) financing activities              (151)          (1,121)
                                                   -------          -------

Net (decrease) in cash and cash equivalents         (7,244)          (4,971)
Cash and cash equivalents at beginning of
  period                                            49,163           36,410
                                                   -------          -------

Cash and cash equivalents at end of period         $41,919          $31,439
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

                                                  (In thousands)
     ------------------------------------------------------------
                              June 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Raw materials               $ 41,655           $ 40,529
     Work in process               39,291             41,863
     Finished goods               106,954             96,557
                                 --------           --------
      Total inventories          $187,900           $178,949
                                 ========           ========

2.   Property, plant, and equipment is composed of:

                                                  (In thousands)
     ------------------------------------------------------------
                              June 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Gross, property,
      plant & equipment          $606,744           $594,646
     Less accumulated
      depreciation               (297,226)          (290,882)
                                 --------           --------
      Net property,
        plant & equipment        $309,518           $303,764
                                 ========           ========

3.   Intangible assets include:

                                                  (In thousands)
     ------------------------------------------------------------
                              June 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Goodwill                    $91,509            $92,548
     Patents and product
       technology                  8,389              8,389
     Other intangibles             3,308              3,326
     Less accumulated
      amortization               (25,282)           (23,852)
                                 -------            -------
      Net intangible assets      $77,924            $80,411
                                 =======            =======

4.   Segment data:

                                                             (In thousands)
     -------------------------------------------------------------------------
                                           Sales            Operating income

     Quarter ended June 26,            1999      1998         1999      1998
     -------------------------------------------------------------------------

     Sales and operating income:
      Original Equipment             $121,073  $131,301    $ 21,109  $ 20,236
      Distributed Products             84,591    70,272       7,656     9,190
         European Operations           88,068    79,860       8,919    10,086
     -------------------------------------------------------------------------

        Segment sales and
         operating income             293,732   281,433      37,684    39,512
      Corporate & administrative
         expenses                           -         -      (7,480)   (6,674)
      Eliminations                     (9,885)   (8,329)         17         8
      Other items not allocated
         to segments                        -         -       1,081      (190)
      ------------------------------------------------------------------------

      Total net sales and
         income before taxes         $283,847  $273,104     $31,302   $32,656
      ------------------------------------------------------------------------


                                             June 26,            March 31,
     Period ending                             1999                1999
     ------------------------------------------------------------------------

     Assets:
      Original Equipment                    $ 153,267           $ 157,466
      Distributed Products                    174,838             158,386
      European Operations                     235,925             237,036
      Corporate & Administrative              390,060             377,592
      Eliminations                            (24,638)            (14,741)
     ------------------------------------------------------------------------

            Total assets                    $ 929,452           $ 915,739
     ------------------------------------------------------------------------

5. Recent developments concerning legal proceedings reported in the Modine Manufacturing Company ("Modine or the Company") Form 10-K report for the year ended March 31, 1999, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.

6. The computational components of basic and diluted earnings per share are as follows:

                           (In thousands, except per-share amounts)
     -----------------------------------------------------------------------
                                                  Three months ended June 26
                                                      1999         1998

     Net earnings per share of common stock:
     --------------------------------------
          - basic                                     $0.66        $0.68
          - assuming dilution                         $0.65        $0.67
     Numerator:
     ---------

     Income available to common shareholders        $19,509      $20,080
     Denominator:
     -----------

     Weighted average shares outstanding - basic     29,529       29,644

     Effect of dilutive securities - options*           320          541
                                                    -------      -------

     Weighted average shares outstanding -
       assuming dilution                             29,849       30,185
     -------------------------------------------------------------------

     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

                                                     1999        1998
                                                    ------      ------
           Average market price per share           $30.45      $34.90
           Number of shares                            690        None


7. Comprehensive earnings, which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the 3 months ended June 26, 1999 and 1998, were $18,954 and $20,470, respectively.


8. In June 1999, the Financial Accounting Standards Board issued SFAS No.137 deferring the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is now effective for fiscal years beginning after June 15, 2000. Modine will adopt SFAS No. 133 beginning April 1, 2001. Adoption of this statement is not expected to have a material effect on Modine's financial position or results of operations.


9. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 1999 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.


10. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 1999 Annual Report to shareholders which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 1999.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


The following discussion and analysis provides information that Management believes is relevant to an assessment and understanding of Modine's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 1999-2000 with the First
-----------------------------------------------------------
Quarter of 1998-99
------------------

Record first quarter net sales of $283.8 million were a 4% improvement over the $273.1 million reported in the first quarter of last year.

Diversification of markets again allowed Modine to increase total revenues despite a major slump in industry sales to the off-highway market in the original equipment and European operations segments. Modine's shipments to both the agricultural - and construction-equipment customers had the greatest quarter-over-quarter decrease. Revenues from the automotive aftermarket in the distributed products segment had the largest quarterly growth, due mainly to the acquisition of Core Holdings. Sales to OEM customers in the medium -and heavy-truck market recorded the second highest growth, most of which came from the original equipment segment in North America. Overall revenues from the European operations segment grew 10% despite a small negative currency-translation effect from a stronger U.S. dollar. Sales to the automotive market in Europe remained strong.

Gross margin, as a percentage of sales, was 28.9%. This was a slight improvement over the 28.7% earned in the first quarter of the previous year. Improvements in portions of the original equipment segment (truck and automotive markets) offset lower margins earned in the distributed products segment (aftermarket), original equipment segment (construction and agricultural markets), and European operations segment.

Selling, general and administrative expenses of $51.7 million increased 13.4% over last year's first quarter while increasing to 18.2% from 16.7% as a percentage of sales. A significant factor contributing to the increase was the inclusion of the Core Holdings acquisition (October 1998) business activity in the
current year's quarter.   Without the effect of the Core
activity, selling, general and administrative expenses would have grown by only 2.0% in absolute dollars.

Average outstanding debt levels increased $94.0 million, or approximately 79%, from the same quarter a year ago while interest expense increased 52%, or $0.5 million. Prior year acquisition activity and capital expenditures to build infrastructure were the main contributors to the increase in borrowing levels. Interest expense grew at a slower rate, in part, due to higher capitalized interest associated with capital projects. Net non-operating income grew by $1.8 million from the
same quarter of the previous year.   Additional royalty income
from an expanding number of worldwide licensing agreements for Modine's proprietary, PF technology was the main factor contributing to the increase.

Also contributing to the growth in non-operating earnings were higher earnings from unconsolidated affiliates located in France and Brazil.

The provision for income taxes in the current quarter was $11.8 million (a 37.7% effective rate) compared to last years' first quarter expense of $12.6 million (or 38.5% effective rate). The favorable rate decline was mainly due to the differential in foreign tax rates.

Net earnings for the quarter of $19.5 million were the second highest in our history at $0.66 basic, and $0.65 diluted earnings per share compared to last year's first quarter net earnings of $20.1 million, or $0.68 basic and $0.67 diluted. Return on shareholders' investment was 17 percent during the three-month period and, again, was near the middle of our target range of 15-20 percent.

Outlook for the Remainder of the Year
-------------------------------------

As Management looks out over the balance of the fiscal year, with the continued downturn in the worldwide agricultural and construction markets and milder weather patterns that impact our aftermarket business, and the accompanying price pressure as a result of seasonal inventory builds, we expect sales to increase about four percent and earnings to be flat on a year-over-year basis. This forecast assumes no acquisitions. In fiscal 1999-2000, we intend to continue laying the foundation for faster growth that we expect to begin next year.
We are confident in our ability to grow both sales and earnings more rapidly in the future. These forward-looking statements regarding sales and earnings are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
-------------------

Comparison between June 26, 1999 and March 31, 1999
---------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $41.9 million decreased $7.2 million from the March 31, 1999 balance. Cash provided by operating activities and increased borrowing during the quarter were more than offset by capital expenditures and the quarterly dividend payment.

Trade receivables of $186.8 million were up $3.9 million (2%)
over year-end primarily due to increased sales volumes (up 1% over the previous quarter), and normal seasonal promotions.

Inventory levels grew $9.0 million to $187.9 million compared to year-end. This increase was principally in finished goods levels in the Distributed Products segment. This can be attributed to normal seasonal activity, which includes the Core Holdings acquisition made last October.

The current ratio of 1.8 to 1 with net working capital of $198.6 million remains virtually unchanged from March 1999 levels. Higher accounts receivables, inventory, and lower accounts payable were principally offset by higher income taxes payable and lower cash and cash equivalents at the end of the period.

Noncurrent assets
-----------------

Net property, plant and equipment of $309.5 million grew $5.8 million over year-end. Capital expenditures during the quarter exceeded depreciation, retirements, and foreign currency translation. Continuing facility construction and expansion costs in the Netherlands, Italy and Germany, ongoing costs associated with the implementation of SAP financial systems in North America, construction of a just-in-time assembly plant in Toledo, Ohio for a DaimlerChrysler program, and costs associated with equipping the new Technical Center in Racine were among the items contributing to the increase shown. Outstanding commitments for capital expenditures were $32.2 million at June 26, 1999. Approximately two-thirds of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from continuing operations and third party borrowing as required.

Investments in unconsolidated affiliates of $27.9 million was $3.6 million higher than year-end primarily a result of favorable
Brazilian exchange rates in connection with our investment in Radiadores Visconde, Ltda.

Intangible assets decreased by $2.5 million. Amortization and foreign currency translations were the main items contributing to the change.

Deferred charges and other noncurrent assets increased $1.3 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $166.1 million were $7.1 million lower than March 1999. Normal timing differences in the level of operating activity were responsible for the decrease. Accrued income taxes increased $8.4 million from timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt decreased by $0.2 million from the March 1999 balance of $217.6 million. Additional short-term borrowing of $3.6 million and net long-term borrowing of $3.0 was more than offset by foreign exchange rate impact of a stronger dollar.

Consolidated available lines of credit were unchanged during the quarter. Domestically, Modine's multi-currency revolver is fully utilized. Foreign unused lines of credit were $2.0 million. Total debt as a percentage of shareholders' equity decreased from 48.0% to 46.7%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $12.4 million to a total of $465.7 million. The net increase resulted primarily from net earnings of $19.5 million for the first three months. Offsetting items included an unfavorable foreign currency translation impact of $0.6 million during the quarter and dividends paid to shareholders of $6.8 million.


Year 2000 Remediation Program
-----------------------------

     General: In response to the Year 2000 issue, the Company
     -------
initiated a number of projects in early 1997 to identify, evaluate, and implement changes to its existing computerized business systems. Each of the projects followed a four-phase approach, which included inventory, assessment, remediation or replacement, and system integration testing. All of the Year 2000 efforts were carried on globally, and plans, executive sponsorship and funding were put in place to address the effort. A number of the Company's current systems were already Year 2000 compliant and where third party software was being utilized, upgrades to the vendor's Year 2000 compliant versions have been completed or are in process. In addition to business systems, additional programs to ensure supplier continuity and process capability were initiated. All of the above projects were funded through normal operating cash flow. The total cost associated with the required modifications was not material to the Company's consolidated results of operations and financial position.

     Business Systems: In North America, the conversion and
     ----------------
remediation effort of the Company's internally developed systems was addressed by an external party. The systems conversion and testing of all critical systems was completed by May 8, 1999, and was conducted by Modine internal staff. Computer hardware and LAN infrastructure were also converted to ensure compliance in its business system and desktop operations. The year 2000 costs for North America were $5.7 million. Other accomplishments in North America included the conversion of business systems in Mexico and Canada to achieve year 2000 compliance through a controlled series of system migration and software upgrades.

Outside North America, Year 2000 compliance was achieved by replacing current applications with SAP, a Year 2000 compliant package of integrated manufacturing and financial software. Also included were hardware migrations, LAN e-mail and desktop upgrades
and replacements.   The Company's Year 2000 European cost for
remediation is approximately $4.6 million, of which 96% has been expended. Remediation of critical systems has been completed successfully at all sites. One non-critical project remains and is scheduled for a third calendar quarter 1999 completion.

     Suppliers & Customers: With respect to suppliers, the
     ---------------------
Company has surveyed its material and service suppliers to determine whether they are actively involved in Year 2000 remediation projects that will ensure that services to Modine will continue without interruption to any of Modine's business processes. The Company has since developed a second, more detailed survey that has been resent to our suppliers to gain better insight into their actual Year 2000 status. To date, 91% of the surveys have been returned. To validate our supplier responses, we also have conducted a series of on-site supplier Y2K audits. Those suppliers not able to validate their Y2K readiness, have been directed to retain an additional 30 days of inventory.

With our dependency on customers for sales and cash flow, Year 2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence.

     Facilities & Embedded Systems: In addition, for non-IT
     -----------------------------
areas, a major effort to assess Modine's production facilities to include embedded systems is in process and is being conducted by a third party consulting firm specializing in this type of activity. The facilities evaluation was completed in the fourth calendar quarter of 1998. Dependent upon formal risk assessments by facility and corporate teams, recommended actions included testing, repair, replacement, upgrading, and/or retirement of specific systems or components. Modine completed its systems remediation efforts of critical activities by the second quarter of 1999. Cost for the inventory assessment was $300,000. Remediation costs were $250,000.

     Customer Audit: Modine has been asked and has participated
     --------------
in independent and specific customer audits to ensure Y2K compliance to our customer base. Modine has fared well in those reviews and is actively involved in keeping the exchange of information on going between Modine and its customer base.

     Risks & Contingency Planning: The failure to correct a
     ----------------------------
material Year 2000 problem could result in an interruption of the Company's business activities or operations. Modine's Year 2000 projects were designed and are being implemented to significantly reduce that possibility. Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from non-compliant systems used by its suppliers and customers. To alleviate those concerns, Modine has developed and implemented contingency plans in the critical areas of the business. We have already developed operational and supplier contingency plans for all our manufacturing and distribution facilities and plan to continue refining our systems contingency plans throughout 1999, wherever the risk warrants it.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as personal injury, property damage, or antitrust and trade regulation issues, are asserted against Modine. While the outcome of these proceedings is uncertain, in the opinion of Modine's Management and counsel, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations. Many of the pending damage claims are covered by insurance and, in addition, Modine from time to time establishes reserves for uninsured liabilities.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on July 21, 1999:

     1.   Election of Directors.  The following were elected to
          ---------------------
serve as directors of the Company until 2002 (R. T. Savage until 2000) or until their successors are elected:

                                   Votes For      Votes Withheld
                                   ----------     --------------

          Richard T. Savage        25,010,099          467,007
          Vincent L. Martin        25,023,629          453,478
          Marsha C. Williams       25,028,717          448,390

     2.   Re-Approval of the 1994 Incentive Compensation Plan.
          ---------------------------------------------------
The stockholders re-approved the Plan. There were 20,489,505 votes re-approving the Plan; 4,621,093 votes against; and 188,181 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

       3           Restated By-Laws (as amended) (filed
                   by reference to the Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year ended March 31, 1999).

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

      10*          Change in Control and Termination Agreement
                   dated as of May 20, 1999 between the
                   Registrant and D. R. Johnson, President
                   and Chief Executive Officer of the
                   Registrant.                                          19

                   Note:  Mr. D. B. Rayburn, Executive Vice
                   ----
                   President, Original Equipment, has a Change of Control and Termination Agreement dated as of May 20, 1999. This Agreement is not materially different than the Agreement with Mr. Johnson.

                   Note:  Messrs. M. G. Baker, L. D. Howard, and
                   ----
                   V. S. Frangopoulos (other named executive officers of the Registrant) also have entered into Change of Control and Termination Agreements dated as of May 20, 1999. These agreements are not materially different than the Agreement with Mr. Johnson except in the following respects: (a) 24-month Severance Period; and (b) a 13th month "window" in which the named executive officer can terminate and receive severance.

      27*          Financial Data Schedule (electronic
                   transmission only).

      99*          Important Factors and Assumptions
                   Regarding Forwarding-Looking Statements.             34


*Filed herewith.


     (b)  Reports on Form 8-K:

The Company filed one Form 8-K to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein. This Report is dated June 10, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  A. D. REID
                                 --------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  August 5, 1999         By:  W. E. PAVLICK
                                 ---------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary