Form 10-Q
period 1999-09-26
MODINE MANUFACTURING CO
filed 1999-11-08
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 26, 1999
                                      ------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                        -------


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


     Registrant's telephone number, including area code (262) 636-1200
                                                        --------------


                         NOT APPLICABLE
     ----------------------------------------------------------------------
       (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at November 5, 1999
     ------------------------------     -------------------------------
     Common Stock, $0.625 Par Value               29,515,364

                  MODINE MANUFACTURING COMPANY

                              INDEX


                                                             Page No.
                                                             --------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 1999                 3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 September 26, 1999 and 1998
                 and the Six Months Ended
                 September 26, 1999 and 1998                     4

               Consolidated Statements of Cash Flows -
                 For the Six Months Ended September 26,
                 1999 and 1998                                   5

               Notes to Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                      10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                 16

     Item 5.  Other Information                                 17

     Item 6.  Exhibits and Reports on Form 8-K                  18

Signatures                                                      20

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              September 26, 1999 and March 31, 1999
            (In thousands, except per-share amounts)
                           (Unaudited)
                                            September 26, 1999   March 31, 1999
                                            ------------------   --------------
ASSETS
 Current assets:
 Cash and cash equivalents                     $ 57,014            $ 49,163
 Trade receivables, less allowance for
  doubtful accounts of $3,981 and
  $3,749, respectively                          186,337             182,910
 Inventories                                    182,566             178,949
 Deferred income taxes and other
  current assets                                 44,139              42,074
                                               --------            --------
 Total current assets                           470,056             453,096
                                               --------            --------

 Noncurrent assets:
 Property, plant, and equipment -- net          326,697             303,764
 Investment in affiliates                        27,919              24,327
 Goodwill and other intangible assets--net       76,368              80,411
 Deferred charges and other noncurrent
  assets                                         56,317              54,141
                                               --------            --------
 Total noncurrent assets                        487,301             462,643
                                               --------            --------
  Total assets                                 $957,357            $915,739
                                               ========            ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                               $ 71,709            $ 68,998
 Long-term debt -- current portion                5,693               4,766
 Accounts payable                                79,123              97,443
 Accrued compensation and employee
  benefits                                       47,846              48,869
 Income taxes                                     7,723               9,694
 Accrued expenses and other current
  liabilities                                    30,716              26,825
                                               --------            --------
 Total current liabilities                      242,810             256,595
                                               --------            --------

 Other liabilities:
 Long-term debt                                 177,567             143,838
 Deferred income taxes                           20,481              20,533
 Other noncurrent liabilities                    41,944              41,554
                                               --------            --------
 Total noncurrent liabilities                   239,992             205,925
                                               --------            --------
    Total liabilities                           482,802             462,520
                                               --------            --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none             -                   -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  30,342 shares                                  18,964              18,964
 Additional paid-in capital                      13,586              13,543
 Retained earnings                              489,167             469,142
 Accumulated other comprehensive loss           (18,230)            (18,341)
 Treasury stock at cost: 788 and 817
  shares, respectively                          (27,381)            (28,198)
 Restricted stock - unamortized value            (1,551)             (1,891)
                                               --------            --------
    Total shareholders' investment              474,555             453,219
                                               --------            --------

    Total liabilities and shareholders'
      investment                               $957,357            $915,739
                                               ========            ========


     (See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 1999 and 1998
              For the six months ended September 26, 1999 and 1998
                    (In thousands, except per-share amounts)
                                   (Unaudited)
                                                      Three months ended           Six months ended
                                                    -----------------------    -----------------------
                                                         September 26                September 26
                                                    -----------------------    -----------------------
                                                       1999        1998             1999        1998
                                                    -----------------------    -----------------------
Net Sales                                             $286,691    $272,961       $570,538    $546,065
Cost of sales                                          207,103     197,003        408,985     391,649
                                                      --------    --------       --------    --------
Gross profit                                            79,588      75,958        161,553     154,416
Selling, general, and administrative expenses           54,707      48,390        106,451      94,002
                                                      --------    --------       --------    --------
Income from operations                                  24,881      27,568         55,102      60,414

Interest expense                                        (1,921)       (979)        (3,514)     (2,025)
Other income -- net                                        921       3,083          3,595       3,939
                                                      --------    --------       --------    --------
Earnings before income taxes                            23,881      29,672         55,183      62,328
Provision for income taxes                               8,785      10,591         20,578      23,167
                                                      --------    --------       --------    --------
Net earnings                                          $ 15,096    $ 19,081       $ 34,605    $ 39,161
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.51       $0.64          $1.17       $1.32
  - Assuming dilution                                    $0.51       $0.63          $1.16       $1.30
                                                      ========    ========       ========    ========
Dividends per share                                      $0.23       $0.21          $0.46       $0.42
                                                      ========    ========       ========    ========
Weighted average shares -- basic                        29,536      29,617         29,532      29,631
Weighted average shares -- assuming dilution            29,838      30,049         29,844      30,117
                                                      ========    ========       ========    ========

  (See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 1999 and 1998
                           (Unaudited)

                                                  Six months ended September 26
                                                  -----------------------------
                                                     1999              1998
                                                  ----------        ----------
Net cash provided by operating activities           $29,689           $48,101

Cash flows from investing activities:
Expenditures for property, plant, and
 equipment                                          (48,390)          (47,691)
Investments in affiliates                            (1,500)          (17,066)
Proceeds from dispositions of property,
 plant, and equipment                                   151                90
Other -- net                                           (193)              (64)
                                                    -------           -------

Net cash used for investing activities              (49,932)          (64,731)

Cash flows from financing activities:
Increase (decrease) in short-term debt -- net         3,514            (4,170)
Additions to long-term debt                          61,074            35,570
Reductions of long-term debt                        (22,683)           (4,242)
Issuance of common stock, including
 treasury stock                                       2,539             1,409
Purchase of treasury stock                           (2,767)           (5,670)
Cash dividends paid                                 (13,583)          (12,447)
                                                    -------           -------

Net cash provided from financing activities          28,094            10,450
                                                    -------           -------

Net increase (decrease) in cash and
 cash equivalents                                     7,851            (6,180)
Cash and cash equivalents at beginning
 of period                                           49,163            36,410
                                                    -------           -------

Cash and cash equivalents at end of period          $57,014           $30,230
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

                                                   (in thousands)
     ------------------------------------------------------------
                           September 26, 1999     March 31, 1999
     ------------------------------------------------------------

     Raw materials              $ 40,394              $ 40,529
     Work in process              37,185                41,863
     Finished goods              104,987                96,557
                                --------              --------
      Total inventories         $182,566              $178,949
                                ========              ========

2.   Property, plant, and equipment is composed of:

                                                   (in thousands)
     ------------------------------------------------------------
                           September 26, 1999     March 31, 1999
     ------------------------------------------------------------

     Gross property,
      plant & equipment         $627,957              $594,646
     Less accumulated
      depreciation              (301,260)             (290,882)
                                --------              --------
      Net property,
        plant & equipment       $326,697              $303,764
                                ========              ========

3.   Intangible assets include:

                                                   (in thousands)
     ------------------------------------------------------------
                           September 26, 1999     March 31, 1999
     ------------------------------------------------------------
     Goodwill                    $91,750               $92,548
     Patents and product
       technology                  8,389                 8,389
     Other intangibles             3,312                 3,326
     Less accumulated
      amortization               (27,083)              (23,852)
                                 -------               -------
      Net intangible assets      $76,368               $80,411
                                 =======               =======

4.   Segment data:
                                                              (In thousands)
     -------------------------------------------------------------------------
                                           Sales            Operating income*
                                           -----            -----------------
     Quarter ended Sept. 26,         1999        1998       1999         1998
     -------------------------------------------------------------------------
     Sales and operating income:
      Original Equipment           $110,400   $115,662    $ 15,087   $ 11,951
      Distributed Products          102,859     85,403      12,296     13,210
      European Operations            83,432     79,324       5,936      9,194
     -------------------------------------------------------------------------
        Segment sales and
         operating income           296,691    280,389      33,319     34,355
      Corporate & administrative
         expenses                         -          -      (6,926)    (5,635)
      Eliminations                  (10,000)    (7,428)        (37)       (85)
      Other items not allocated
          to segments                     -          -      (2,475)     1,037
     -------------------------------------------------------------------------
      Total net sales and
          earnings before taxes    $286,691   $272,961    $ 23,881   $ 29,672

     -------------------------------------------------------------------------


                                                                (In thousands)
     -------------------------------------------------------------------------
                                           Sales            Operating income*
                                           -----            -----------------
     Six months ended Sept. 26,      1999        1998       1999         1998
     -------------------------------------------------------------------------
     Sales and operating income:
      Original Equipment           $231,473   $246,963     $ 36,213  $ 32,204
      Distributed Products          187,450    155,675       19,962    22,410
      European Operations           171,500    159,184       15,074    19,494
     -------------------------------------------------------------------------
        Segment sales and
         operating income           590,423    561,822       71,249    74,108
      Corporate & administrative
         expenses                         -          -      (13,171)  (11,489)
      Eliminations                  (19,885)   (15,757)         (20)      (77)
      Other items not allocated
           to segments                    -          -       (2,875)     (214)
      ------------------------------------------------------------------------
      Total net sales and
          earnings before taxes    $570,538   $546,065     $ 55,183  $ 62,328
      ------------------------------------------------------------------------

     *Beginning with the second quarter, management implemented a change in the basis for measuring segment profit or loss. The amortization of goodwill is no longer recorded as a charge to SG & A expenses, but is now included in other items not allocated to segments. This change was made by management to provide a more consistent basis across the segments for assessing performance. The quarterly and six-month information presented above has been restated for earlier periods to reflect the effects of this change.

                                                     (In thousands)
     ------------------------------------------------------------------
                                     September 26,           March 31,
     Period ending                       1999                  1999
     ------------------------------------------------------------------
     Assets:
      Original Equipment              $202,772               $157,466
      Distributed Products             172,721                158,386
      European Operations              252,535                237,036
      Corporate & Administrative       386,654                377,592
      Eliminations                     (57,325)               (14,741)
      -----------------------------------------------------------------
            Total assets              $957,357               $915,739
      -----------------------------------------------------------------


5. Recent developments concerning legal proceedings reported in Modine Manufacturing Company ("Modine or Company") Form 10-K report for the year ended March 31, 1999, are updated in Part
     II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.


6. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     -------------------------------------------------------------------------
                                    Three months ended     Six months ended
                                       September 26          September 26
     -------------------------------------------------------------------------
                                     1999       1998        1999     1998
     -------------------------------------------------------------------------
     Net earnings per share of
       common stock:
     -------------------------
          - basic                    $0.51     $0.64        $1.17     $1.32
          - assuming dilution        $0.51     $0.63        $1.16     $1.30
     Numerator:
     ----------
     Income available to
       common shareholders         $15,096   $19,081      $34,605   $39,161
     Denominator:
     -----------
     Weighted average shares
       outstanding - basic          29,536    29,617       29,532    29,631
     Effect of dilutive
       securities - options*           302       432          312       486
                                   -------   -------      -------   -------
     Weighted average shares
       outstanding - assuming
       dilution                     29,838    30,049       29,844    30,117
     -------------------------------------------------------------------------
     *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

        Average market price
            per share               $30.30    $32.24       $30.37    $33.57
        Number of shares               740       358          740       303


7. Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 1999 and 1998, respectively, were $15,762 and $18,061 for three months, and $34,716 and $38,531 for six months.


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


9. On October 20, 1999, Modine announced it would begin a stock buyback program with an initial commitment to repurchase 300,000 shares. Management is authorized to repurchase, each year, up to ten percent of the outstanding stock. Modine has, in the past, repurchased small numbers of shares for various employee stock plans and other corporate purposes.


10. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 1999 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.


11. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 1999 Annual Report to stockholders which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 1999.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------

The following discussion and analysis provides information which Management believes is relevant to an assessment and understanding of Modine's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 1999-2000 with the Second
-------------------------------------------------------------
Quarter of 1998-99
------------------

Net sales for the second quarter of fiscal 1999-2000 were at a record level for any quarter at $286.7 million, up 5.0% from the $273.0 million reported in the second quarter of last year.

Aftermarket sales in the United States grew as a result of incremental sales recorded by a regional distributor acquired in October 1998. Overall revenues in the European Operations segment grew a little over 5% despite the negative currency-translation impact recorded in the quarter which lowered European sales by 6%. The Original Equipment segment recorded mixed results for the quarter. Modine's sales to original-equipment-manufacturer
(OEM) customers in the truck and automobile markets continued to grow while sales to the off-highway-equipment market remained depressed by a global slowdown.

Gross margin at 27.8%, as a percentage of sales, was unchanged from the second quarter of the previous year.

Selling, general and administrative expenses, at 19.1% of revenues, were higher than historical averages primarily in the North American aftermarket, which acquired a large, regional distributor in October 1998. These expenses are expected to decrease through recently introduced cost-reduction programs which are focusing are improving and streamlining order taking and distribution procedures.

Operating income of 8.7% was 1.4% lower as a percentage of sales than last year as a result of the higher selling, general and administrative expenses at the newly acquired aftermarket distribution facilities mentioned above.

Interest expense increased $0.9 million, or 96%, from the same quarter a year ago while average outstanding debt levels during the quarter increased by approximately $94 million, or 69%. Interest expense grew faster as the result of rising interest rates compared to the same quarter a year ago. Net non-operating income in the current quarter declined $2.2 million, or 70%, from the same quarter last year which included a lump-sum payment recorded as income for past royalties related to worldwide licensing agreements for Modine's patented PF technology.

The effective tax rate increased 1.1% when compared to the same period last year. Higher effective federal and state income tax rates were partially offset by lower effective foreign income tax rates.

Net earnings for the second quarter of $15.1 million were 21% lower than last year's second quarter. Earnings per share were $0.51 basic and diluted, compared to $0.64 basic and $0.63 diluted in the prior year. The lower earnings, as expected, were due in large part to a one-time lump-sum royalty payment recorded as income in the second quarter last year and the higher SG&A expense discussed above.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
              ------------------------------------
                      RESULTS OF OPERATIONS
                      ---------------------


Comparison of the First Six Months of 1999-2000 with the First
--------------------------------------------------------------
Six Months of 1998-99
---------------------

Record level net sales for the first six months of fiscal 1999-2000 reached $570.5 million, a 4% improvement over last year's record. The strongest sales increases for the first six months of the year were recorded in the Distributed Products segment. The increase is the result of incremental sales recorded by a regional U.S. aftermarket distributor acquired in October 1998. Revenues from European Operations segment were up 8% despite the unfavorable currency-effect in the first half of the year of approximately $6.1 million. Sales to original-equipment-manufacturer (OEM) customers in the truck and automotive markets of the Original Equipment segment were also ahead of last year, but were partly offset by a continuing slowdown in the global, off-highway-equipment market.

Gross margin of 28.3%, as a percent of sales, was unchanged from the first six months of the previous year. Improvement in Original Equipment segment was offset by lower gross margins earned in recently opened European production facilities in the European Operations segment and a small decline in the Distributed Products segment.

Selling, general and administrative expenses of $106.5 million increased 13.2% over the first six months of last year. Approximately 90% of the increase can be attributed to a large regional U.S. aftermarket distributor acquired in October 1998. As previously mentioned, these expenses are expected to decrease through cost-reduction programs as Modine continues with the assimilation of these operations.

Operating income declined by 1.4%, as a percentage of sales, over the first half of the previous year, as a result of higher selling, general and administrative expenses at newly acquired distribution facilities previously discussed.

Interest expense increased $1.5 million, or 74% over the same six month period a year ago. Average outstanding debt levels increased at a similar percentage. Financing of ongoing construction projects and debt acquired and incurred in conjunction with acquisitions in the prior year were the primary reasons for the growth in interest expense. Net non-operating income in the prior year included a lump-sum payment recorded as income for past royalties related to worldwide licensing agreements for Modine's patented PF technology.

The effective tax rate increased by 0.1% when compared to the same period last year.

Net earnings for the first six months of the current year were $34.6 million, or $1.17 basic and $1.16 diluted earnings per share. This compares to $39.2 million, or $1.32 basic and $1.30 diluted earnings per share, for the same six month period the year before. The lower earnings, as expected, were due in large part to the one-time lump-sum royalty payment recorded as income in the second quarter last year and higher SG&A expenses. Annualized return on shareholders' investment, at 15% was within management's target range.


Outlook for the Remainder of the Year
-------------------------------------

For the next two quarters, we expect the current environment to continue and the fiscal-year changes in sales and earnings to be similar to the first six months. Our expectation is that results will then begin to improve. Our five-year plan has large, incremental increases in revenues. Currently, about 50 percent of plan sales to OEM customers are booked, coming from ten, new, multiyear programs. Customers include global automotive, truck, and off-highway original-equipment manufacturers. Production for the first of these new programs begins next fiscal year and others begin shortly thereafter. In addition, Modine continues to actively seek acquisitions that will complement its progress into vehicular modules and systems, which is an important part of our strategy for the future. We feel very confident in our future and optimistic about Modine's growth prospects. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in
Exhibit 99 to this Form 10-Q.


FINANCIAL CONDITION
-------------------

Comparison between September 26, 1999 and March 31, 1999
--------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $57.0 million were $7.9 million higher than March 31, 1999. Cash provided by operating activities and increased borrowing for the first six months exceeded capital expenditures, investments in affiliates and the quarterly dividend payments.

Trade receivables of $186.3 million were up $3.4 million (2%) over year-end primarily due to increased sales volume (up 2% over the fourth fiscal quarter in 1998-99), and normal seasonal promotions in the HVAC&R market.

Overall inventory levels grew $3.6 million to $182.6 million compared to year-end. The increase was in the finished goods levels at certain U.S. aftermarket distribution centers and relates to normal seasonal activity.

Deferred income taxes and other current assets increased by $2.1 million over year-end. Higher royalties receivable and increases in deferred taxes were the major items contributing to the change.

Working capital of $ 227.2 million increased 15.6% over year-end. The current ratio increased slightly to 1.9 to 1 from 1.8 to 1. Increases in cash, trade receivables, inventories, and lower accounts payable, were only partly offset by higher short-term debt and accrued expenses.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $22.9 million to $326.7 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Continuing facility construction and expansion costs in Germany, Italy, and the Netherlands, ongoing costs associated with the implementation of SAP financial systems in North America, and costs associated with new equipment and tooling for new customer programs were among the items contributing to the increase shown. Outstanding capital expenditure commitments were $41.2 million at September 26, 1999, compared to $38.6 million at March 31, 1999. The largest commitment is related to the construction of a new technical center/administration building in Germany. The outstanding commitments will be financed primarily through internally generated cash and external borrowing, as required.

Investment in Affiliates
------------------------

Investments of $27.9 million were $3.6 million higher than at March 31, 1999. A $1.5 million additional investment into the Daikin-Modine joint venture combined with the favorable exchange rate impact in connection with our Brazil investment in Radiadores Visconde, Ltda. lead to the overall increase shown.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization declined $4.0 million. Amortization and foreign currency translations were the main factors contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $2.2 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $157.7 million
were $15.5 million lower than March 1999.   Normal timing
differences in the level of operating activity were responsible for the decline. Accrued income taxes decreased $2.0 million from timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt increased by $37.4 million from March 31, 1999, primarily to support working capital and capital expenditure requirements. Long-term debt increased by $34.7 million. Modine entered into a Euro 50.8 million ($53.0 million) credit agreement in the second quarter. A portion of the proceeds was used to pay down the equivalent of $32 million in short and long-term European bank debt. The U.S. portion of short-term debt increased by $14 million, and the European portion decreased $11.3 million.

Domestically, Modine's unused lines of credit were $0.7 million.
Non-U.S. unused lines of credit were $3.5 million. Total debt as a percentage of shareholders' equity increased from 48.0% at March 31, 1999 to 53.7%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $21.3 million to a total of $474.6 million. The net increase came primarily from net earnings of $34.6 million for the first six months, partially offset with dividends paid to shareholders of $13.6 million.

Year 2000 Remediation Program
-----------------------------

     General: In response to the Year 2000 issue, Modine
     -------
initiated a number of projects in early 1997 to identify, evaluate, and implement changes to its existing computerized business systems. Each of the projects followed a four-phase approach, which included inventory, assessment, remediation or replacement, and system integration testing. All of the Year 2000 efforts were carried on globally, and plans, executive sponsorship and funding were put in place to address the effort. A number of Modine's current systems were already Year 2000 compliant and where third party software was being utilized, upgrades to the vendor's Year 2000 compliant versions have been completed. In addition to business systems, additional programs to ensure supplier continuity and process capability were initiated. All of the above projects were funded through normal operating cash flow. The total cost associated with the required modifications was not material to Modine's consolidated results of operations and financial position.

     Business Systems: In North America, the conversion and
     ----------------
remediation effort of Modine's internally developed systems was addressed by an external party. The systems conversion and testing of all critical systems was completed by May 8, 1999, and was conducted by Modine internal staff. Computer hardware and LAN infrastructure were also converted to ensure compliance in its business system and desktop operations. The year 2000 costs for North America were $5.7 million. Other accomplishments in North America included the conversion of business systems in Mexico and Canada to achieve year 2000 compliance through a controlled series of system migration and software upgrades. Management has also initiated a freeze on all non-critical information system modifications effective November 1, 1999 through January 10, 2000.

Outside North America, Year 2000 compliance was achieved by replacing current applications with SAP, a Year 2000 compliant package of integrated manufacturing and financial software. Also included were hardware migrations, LAN e-mail and desktop
upgrades and replacements.   Modine's Year 2000 European costs
for remediation were approximately $4.8 million. Remediation of critical systems has been completed successfully at all sites.

     Suppliers & Customers: With respect to suppliers, Modine has
     ---------------------
surveyed its material and service suppliers to determine whether they are actively involved in Year 2000 remediation projects that will ensure that services to Modine will continue without interruption to any of Modine's business processes. Modine has since developed a second, more detailed survey that has been resent to our suppliers to gain better insight into their actual Year 2000 status. To validate our supplier responses, we also have conducted a series of on-site supplier Y2K audits. Those suppliers not able to validate their Y2K readiness, have been directed to retain an additional 30 days of inventory. Our manufacturing facilities are also reserving on-site inventory so that our customer base is not affected by any unforeseen Y2K events.

With our dependency on customers for sales and cash flow, Year
2000 interruptions in our customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, our customer base is broad enough to minimize the effects of a single occurrence.

     Facilities & Embedded Systems: In addition, for non-IT
     -----------------------------
areas, a major effort to assess Modine's production facilities to include embedded systems is in process and is being conducted by a third party consulting firm specialized in this type of activity. The facilities evaluation was completed in the fourth calendar quarter of 1998. Dependent upon formal risk assessments by facility and corporate teams, recommended actions included testing, repair, replacement, upgrading, and/or retirement of specific systems or components. Modine completed its systems remediation efforts of critical activities by the second calendar quarter of 1999. Cost for the inventory assessment was $300,000. Remediation costs were $250,000.

     Customer Audit: Modine has been asked and has participated
     --------------
in independent and specific customer audits to ensure Y2K compliance to our customer base. Modine has fared well in those reviews and is actively involved in keeping the exchange of information on-going between Modine and its customer base.

     Risks & Contingency Planning: The failure to correct
     ----------------------------
a material Year 2000 problem could result in an interruption of Modine's business activities or operations. Modine's Year 2000 projects were designed and are being implemented to significantly reduce that possibility. Despite the significant efforts to address Year 2000 concerns, Modine could potentially experience disruptions to some of its operations, including those resulting from non-compliant systems used by its suppliers and customers. To alleviate those concerns, Modine has developed and implemented contingency plans in the critical areas of the business. We have developed operational and supplier contingency plans for all our manufacturing and distribution facilities, increased stocking plans where necessary, established on site millennium cutover teams globally, and developed business system and plant equipment testing procedures for January 1, 2000, two days prior to our first day of production. Although we feel our contingency plans are very mature, we will continue to refine them throughout 1999, wherever the risk warrants it.


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

In October of 1999, the U.S. Patent Office Board of Appeals rejected the Company's 1994 PF patent which rejection is being appealed to the Court of Appeals for the Federal Circuit.

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


Item 5.  Other Information.

On September 15, 1999, Frank P. Incropera was elected to serve as a new director of the corporation with a term to expire in 2002.
This expands the number of board members to ten.

Incropera was named the McCloskey dean of the University of Notre
Dame's College of Engineering in 1998 after serving as the Head of the School of Mechanical Engineering at Purdue University.

He received his B.S. degree from Massachusetts Institute of Technology and his M.S. and Ph.D. degrees from Stanford
University, all in mechanical engineering. The recipient of numerous academic and professional awards, he is the author or co-author of nine books and more than 200 archival journal articles.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          ---------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----

   3*             Restated By-Laws (as amended)                       21

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

                  Note:  The amount of long-term debt
                  -----
                  authorized under any instrument defining the rights of holders of long-term debt of the Registrant, other than as noted above, does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. Therefore, no such instruments are required to be filed as exhibits to this Form. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----

   27*            Financial Data Schedule (electronic
                  transmission only).

   99*            Important Factors and Assumptions Regarding
                  Forwarding-Looking Statements.                      32

*Filed herewith.


     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Report on Form 8-K during the quarter ended
September 26, 1999 introducing the new director as referenced in
Item 5.  The date of the Report is September 15, 1999.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By: A. D. REID
                                 ---------------------------------------
                                  A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 8, 1999       By: W. E. PAVLICK
                                 ----------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary