Form 10-Q
period 1999-12-26
MODINE MANUFACTURING CO
filed 2000-02-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 1999
                                       -----------------

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
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at February 7, 2000
     ------------------------------      -------------------------------
     Common Stock, $0.625 Par Value               29,337,131

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                             Page No.
                                                             --------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 1999                  3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 1999 and 1998
                 and the Nine Months Ended
                 December 26, 1999 and 1998                      4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 1999 and 1998                                   5

               Notes to Consolidated Financial Statements        6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                      11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                 16

     Item 5.  Other Information                                 17

     Item 6.  Exhibits and Reports on Form 8-K                  17


Signatures                                                      20

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              December 26, 1999 and March 31, 1999
            (In thousands, except per-share amounts)
                           (Unaudited)
                                            December 26, 1999   March 31, 1999
                                            -----------------   --------------
ASSETS
 Current assets:
 Cash and cash equivalents                      $ 30,804            $ 49,163
 Trade receivables, less allowance for
  doubtful accounts of $4,111 and $3,749,
  respectively                                   185,351             182,910
 Inventories                                     177,683             178,949
 Deferred income taxes and other current
  assets                                          41,892              42,074
                                                --------            --------
 Total current assets                            435,730             453,096
                                                --------            --------
 Noncurrent assets:
 Property, plant, and equipment -- net           336,125             303,764
 Investment in affiliates                         28,549              24,327
 Goodwill and other intangible
  assets -- net                                   74,166              80,411
 Deferred charges and other noncurrent
  assets                                          62,853              54,141
                                                --------            --------
 Total noncurrent assets                         501,693             462,643
                                                --------            --------
  Total assets                                  $937,423            $915,739
                                                ========            ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                                $ 71,672            $ 68,998
 Long-term debt -- current portion                 4,212               4,766
 Accounts payable                                 75,955              97,443
 Accrued compensation and employee
  benefits                                        49,450              48,869
 Income taxes                                      8,707               9,694
 Accrued expenses and other current
  liabilities                                     32,146              26,825
                                                --------            --------
 Total current liabilities                       242,142             256,595
                                                --------            --------
 Other liabilities:
 Long-term debt                                  156,649             143,838
 Deferred income taxes                            20,354              20,533
 Other noncurrent liabilities                     41,416              41,554
                                                --------            --------
 Total noncurrent liabilities                    218,419             205,925
                                                --------            --------
    Total liabilities                            460,561             462,520
                                                --------            --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none              -                   -
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  30,342 shares                                   18,964              18,964
 Additional paid-in capital                       13,581              13,543
 Retained earnings                               498,343             469,142
 Accumulated other comprehensive loss            (21,718)            (18,341)
 Treasury stock at cost: 935 and 817
  shares, respectively                           (31,135)            (28,198)
 Restricted stock - unamortized value             (1,173)             (1,891)
                                                --------            --------
    Total shareholders' investment               476,862             453,219
                                                --------            --------
    Total liabilities and shareholders'
      investment                                $937,423            $915,739
                                                ========            ========

     (See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 1999 and 1998
              For the nine months ended December 26, 1999 and 1998
                    (In thousands, except per-share amounts)
                                   (Unaudited)
                                                       Three months ended          Nine months ended
                                                      --------------------       --------------------
                                                          December 26                 December 26
                                                      --------------------       --------------------
                                                        1999        1998           1999        1998
                                                      --------    --------       --------    --------
Net Sales                                             $283,520    $284,355       $854,058    $830,420
Cost of sales                                          205,184     207,242        614,169     598,891
                                                      --------    --------       --------    --------

Gross profit                                            78,336      77,113        239,889     231,529
Selling, general, and administrative expenses           57,016      51,020        163,467     145,022
                                                      --------    --------       --------    --------

Income from operations                                  21,320      26,093         76,422      86,507

Interest expense                                        (2,490)     (1,718)        (6,004)     (3,743)
Other income -- net                                        772       3,587          4,367       7,526
                                                      --------    --------       --------    --------

Earnings before income taxes                            19,602      27,962         74,785      90,290
Provision for income taxes                               3,407      10,621         23,985      33,788
                                                      --------    --------       --------    --------
Net earnings                                          $ 16,195    $ 17,341       $ 50,800    $ 56,502
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.55       $0.59          $1.72       $1.91
  - Assuming dilution                                    $0.55       $0.58          $1.71       $1.88
                                                      ========    ========       ========    ========

Dividends per share                                      $0.23       $0.21          $0.69       $0.63
                                                      ========    ========       ========    ========

Weighted average shares -- basic                        29,494      29,548         29,519      29,603
Weighted average shares -- assuming dilution            29,657      29,992         29,781      30,075
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 1999 and 1998
                           (Unaudited)

                                                    Nine months ended December 26
                                                    -----------------------------
                                                        1999              1998
                                                    -----------       -----------

Net cash provided by operating activities            $ 59,237          $ 89,925

Cash flows from investing activities:
Expenditures for property, plant, and equipment       (73,638)          (68,988)
Acquisitions, excluding cash acquired                       -           (19,826)
Investments in affiliates                              (2,100)          (17,085)
Proceeds from dispositions of property, plant,
 and equipment                                            288               315
Increase in deferred charges and other
 noncurrent assets                                     (2,232)             (119)
Other -- net                                              (17)              (51)
                                                     --------          --------

Net cash used for investing activities                (77,699)         (105,754)

Cash flows from financing activities:
Increase in short-term debt -- net                      3,888            22,895
Additions to long-term debt                            63,436            45,773
Reductions of long-term debt                          (42,643)          (22,631)
Issuance of common stock, including
 treasury stock                                         2,675             3,012
Purchase of treasury stock                             (6,888)          (14,765)
Cash dividends paid                                   (20,365)          (18,634)
                                                     --------          --------

Net cash provided from financing activities               103            15,650
                                                     --------          --------

Net decrease in cash and cash equivalents             (18,359)             (179)
Cash and cash equivalents at beginning of period       49,163            36,410
                                                     --------          --------
Cash and cash equivalents at end of period           $ 30,804          $ 36,231
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

                                                   (in thousands)
     ------------------------------------------------------------
                           December 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Raw materials            $  36,771             $  40,529
     Work in process             38,459                41,863
     Finished goods             102,453                96,557
                              ---------             ---------
       Total inventories      $ 177,683             $ 178,949
                              =========             =========

2.   Property, plant, and equipment is composed of:

                                                   (in thousands)
     ------------------------------------------------------------
                           December 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Gross property,
      plant & equipment       $ 638,337             $ 594,646
     Less accumulated
      depreciation             (302,212)             (290,882)
                              ---------             ---------
      Net property,
        plant & equipment     $ 336,125             $ 303,764
                              =========             =========

3.   Intangible assets include:

                                                   (in thousands)
     ------------------------------------------------------------
                           December 26, 1999      March 31, 1999
     ------------------------------------------------------------

     Goodwill                 $90,891                $92,548
     Patents and product
       technology               8,389                  8,389
     Other intangibles          3,296                  3,326
     Less accumulated
      amortization            (28,410)               (23,852)
                              -------                -------
      Net intangible assets   $74,166                $80,411
                              =======                =======

4.   Segment data:

                                                               (In thousands)
     ------------------------------------------------------------------------
                                          Sales            Operating income*
                                  -------------------     ------------------
     Quarter ended Dec. 26,         1999       1998         1999      1998
     ------------------------------------------------------------------------
     Sales and operating income:
      Original Equipment          $120,979   $118,882     $18,334   $16,722
      Distributed Products          81,209     79,199       3,252     6,009
      European Operations           91,255     94,534       9,517    11,039
     ------------------------------------------------------------------------
        Segment sales and
         operating income          293,443    292,615      31,103    33,770
      Corporate & administrative
         expenses                        -          -      (8,353)   (6,294)
      Eliminations                  (9,923)    (8,260)         44       139
      Other items not allocated
         to segments                     -          -      (3,192)      347
     ------------------------------------------------------------------------
      Total net sales and
          earnings before taxes   $283,520   $284,355     $19,602   $27,962
     ------------------------------------------------------------------------


                                                               (In thousands)
     ------------------------------------------------------------------------
                                          Sales            Operating income*
                                  -------------------     ------------------
     Nine months ended Dec. 26,     1999       1998         1999      1998
     ------------------------------------------------------------------------
     Sales and operating income:
      Original Equipment          $352,452   $365,845     $ 54,548  $ 48,926
      Distributed Products         268,659    234,874       23,214    28,419
      European Operations          262,755    253,718       24,591    30,533
     ------------------------------------------------------------------------
        Segment sales and
         operating income          883,866    854,437      102,353   107,878
      Corporate & administrative
         expenses                        -          -      (21,524)  (17,783)
      Eliminations                 (29,808)   (24,017)          23        62
      Other items not allocated
            to segments                  -          -       (6,067)      133
     ------------------------------------------------------------------------
      Total net sales and
          earnings before taxes   $854,058   $830,420     $ 74,785  $ 90,290
     ------------------------------------------------------------------------

     *Beginning in the second quarter of fiscal year 2000, management implemented a change in the basis for measuring segment profit or loss. The amortization of goodwill is no longer recorded as a charge to SG & A expenses, but is now included in other items not allocated to segments. This change was made by management to provide a more consistent basis across the segments for assessing performance. The quarterly and nine-month information presented above has been restated for earlier periods to reflect the effects of this change.

                                                           (In thousands)
     ---------------------------------------------------------------------
                                     December 26,             March 31,
     Period ending                      1999                    1999**
     ---------------------------------------------------------------------
     Assets:
      Original Equipment              $272,174                $231,841
      Distributed Products             206,162                 182,636
      European Operations              233,362                 237,036
      Corporate & Administrative       275,909                 277,579
      Eliminations                     (50,184)                (13,353)
     ---------------------------------------------------------------------
            Total assets              $937,423                $915,739
     ---------------------------------------------------------------------

     ** Beginning in the third quarter of fiscal year 2000, a change was introduced in the method of recording trade receivables. Trade receivables previously reported as Corporate & Administrative are now reported directly in the applicable segment. This change was made as part of the transition to new financial systems software beginning in October. The information presented above has been restated at March 31, 1999 to reflect the effects of this change.

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

6. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 deferring the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is now effective for fiscal years beginning after June 15, 2000. Modine will adopt SFAS No. 133 beginning April 1, 2001. Adoption of this statement is not expected to have a material effect on Modine's financial position or results of operations.

7. On October 20, 1999, Modine announced it would begin a stock buyback program with an initial commitment to repurchase 300,000 shares. Management is authorized to repurchase, each year, up to ten percent of the outstanding stock. Modine has, in the past, repurchased small numbers of shares for various employee stock plans and other corporate purposes.

8. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

                                      (In thousands, except per-share amounts)
     -------------------------------------------------------------------------
                                    Three months ended       Nine months ended
                                       December 26             December 26
     -------------------------------------------------------------------------
                                     1999       1998         1999       1998
     -------------------------------------------------------------------------
     Net earnings per share of
     common stock:
     -------------------------
          - basic                    $0.55      $0.59         $1.72     $1.91
          - assuming dilution        $0.55      $0.58         $1.71     $1.88
     Numerator:
     ----------
     Income available to common
         shareholders              $16,195    $17,341       $50,800   $56,502
     Denominator:
     -----------
     Weighted average shares
         outstanding - basic        29,494     29,548        29,519    29,603
     Effect of dilutive
         securities - options*         163        444           262       472
     Weighted average shares
         outstanding - assuming
         dilution                   29,657     29,992        29,781    30,075
     -------------------------------------------------------------------------

     *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

       Average market price
          per share                 $24.82     $33.68        $27.99    $33.61
       Number of shares              1,458        297         1,149       297

9. Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 1999 and 1998, respectively, were $12,707 and $19,459 for three months, and $47,423 and $57,990 for nine months.

10. During the quarter ended December 26, 1999, management reversed approximately $4,000,000 of its tax valuation allowance related to foreign net operating loss carryforwards. Management believes that the available positive evidence and projected future earnings of the foreign subsidiary, resulting from the implementation of a tax strategy, will more likely than not result in the realization of the net operating loss carryforward.

11. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 1999 Annual Report filed with the Securities and Exchange

     Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first nine months of fiscal 2000 are not necessarily indicative of the results to be expected for the full year.

12. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 1999 Annual Report to stockholders which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 1999.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 1999-00 with the Third Quarter
-----------------------------------------------------------------
of 1998-99
----------

Net sales for the third quarter of fiscal 1999-2000 were essentially flat at $283.5 million, a decrease of $0.8 million, from the same quarter one year ago.

Overall, sales to the Original Equipment segment grew by approximately 2%. Strong sales growth to original-equipment-manufacturer (OEM) customers in the truck market was offset by decreased sales to the OEMs of agricultural and earthmoving equipment. Sales to the Distributed Products segment registered a 3% increase for the quarter. Higher revenues resulting from sales by a U.S. regional aftermarket distributor purchased last October were virtually offset by lower than planned demand from the automotive aftermarket and building-HVAC market. In the European Operations segment, revenues (including currency impact) declined by approximately 3%. Without the negative currency-translation impact recorded in the quarter, year over year sales in the European Operations segment would have grown by over 6%. Higher sales to original-equipment customers in the truck market was also major factor influencing the growth, excluding currency impact, recorded in this segment.

Gross margin at 27.6%, as a percentage of sales, was up slightly, 0.5% from the third quarter of the previous year. Improvements in the truck and HVAC markets were partially offset by reductions in the other markets Modine serves.

Selling, general and administrative expenses, at 20.1% of revenues, were higher than historical averages primarily in the North American aftermarket, which acquired a large, regional distributor in October 1998. These expenses are expected to decrease through recently introduced cost-reduction programs.

Operating income of 7.5% was 1.7% lower, as a percentage of sales, than last year principally as a result of the higher selling, general and administrative expenses at the newly acquired aftermarket distribution facilities mentioned above.

Interest expense increased $0.8 million, or 45%, from the same quarter a year ago while average outstanding debt levels during the quarter increased by approximately $62 million, or 34%.

Interest expense grew faster as the result of rising interest rates compared to the same quarter a year ago. Net non-operating income in the current quarter declined $2.8 million, or 78%, from the same quarter last year which included a gain related to the previous sale of a closed facility in Michigan.

The effective tax rate decreased 20.6% when compared to the same period last year. Implementation of a tax strategy that allowed the Company to release a tax-valuation allowance relating to net operating loss carryforwards at a foreign subsidiary was the primary factor contributing to the change.

Net earnings for the third quarter of $16.2 million were 7% lower than last year's third quarter. Earnings per share were $0.55 basic and diluted, compared to $0.59 basic and $0.58 diluted in the prior year. Earnings in the prior-year's quarter were positively impacted by a gain related to the previous sale of a closed facility in Michigan, with no comparable gain in this year's quarter. Higher SG&A and interest expenses as discussed above also negatively impacted the current year's third quarter results. Positively affecting the current year's third quarter results was the release of a tax valuation allowance relating to net operating loss carryforwards at a foreign subsidiary.



Comparison of the First Nine Months of 1999-2000 with the First
---------------------------------------------------------------
Nine Months of 1998-99
----------------------

Record level net sales for the first nine months of fiscal 1999-2000 reached $854.1 million, a 3% improvement over last year's record. The strongest sales increases for the first nine months of the year were recorded in the Distributed Products segment. The increase is the result of incremental sales recorded by a regional U.S. aftermarket distributor acquired in October 1998. Revenues from European Operations segment were up 4% despite the unfavorable currency-effect in the first nine months of the year of approximately $15.3 million. Increased sales to original equipment manufacturer customers in the truck and automobile markets were the main factors influencing the growth (excluding currency impact) recorded in the European Operations segment. Sales to original-equipment-manufacturer (OEM) customers in the truck market of the Original Equipment segment were also ahead of last year, but were more than offset by a continuing slowdown in sales to OEMs of agricultural and earthmoving equipment.

Gross margin of 28.1%, as a percent of sales, was up 0.2% from the first nine months of the previous year. Improvements were shown in the truck and automobile markets of the Original Equipment segment while lower gross margins were earned in recently opened European production facilities in the European Operations segment. The Distributed Products segment registered a small overall decline with automotive aftermarket more than offsetting improvement recorded in the HVAC market. Overall, reductions in labor and overhead as percentages of sales, offset higher material costs as a percentage of sales.

Selling, general and administrative expenses of $163.5 million increased 12.7% over the first nine months of last year. Approximately 70% of the increase can be attributed to a large regional U.S. aftermarket distributor acquired in October 1998. As previously mentioned, these expenses are expected to decrease through cost-reduction programs as Modine continues with the assimilation of these operations.

Operating income declined by 1.5%, as a percentage of sales, over the first nine months of the previous year, primarily as a result of higher selling, general and administrative expenses at the newly acquired distribution facilities previously discussed.

Interest expense increased $2.3 million, or 60% over the same nine month period a year ago. Average outstanding debt levels increased at a similar percentage. Financing of ongoing construction projects and debt acquired and incurred in conjunction with acquisitions in the prior year were the primary reasons for the growth in interest expense. Net non-operating income declined by $3.2 million. Non-operating income in last-year's third quarter was positively impacted by a gain related to the previous sale of a closed facility in Michigan, with no comparable gain in this year's third quarter.

The effective tax rate decreased by 5.3% when compared to the same period last year. Foreign tax rate differentials and implementation of a tax strategy that allowed the Company to release a tax-valuation allowance relating to net operating loss carryforwards at a foreign subsidiary were two of the factors contributing to the change.

Net earnings for the first nine months of the current year were $50.8 million, or $1.72 basic and $1.71 diluted earnings per share. This compares to $56.5 million, or $1.91 basic and $1.88 diluted earnings per share, for the same nine month period the year before. The lower earnings, as expected, were due in large part to lower non-operating income and higher SG&A expenses as discussed above.

Outlook for the Remainder of the Year
-------------------------------------

Modine remains financially strong as the company advances through a temporary period of preparation for much stronger growth in succeeding years. Management anticipates that the Company's current performance will continue to the end of our fourth fiscal quarter. Operating earnings should begin to improve during the next fiscal year after new-plant startups are complete. Our long-term prospects remain excellent as new business starts to ramp up in the first calendar quarter of 2001. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in Exhibit 99 to this Form 10-Q.

FINANCIAL CONDITION
-------------------

Comparison between December 26, 1999 and March 31, 1999
-------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $30.8 million were $18.4 million lower than March 31, 1999. Cash used for capital expenditures, investments in affiliates, pension payments and quarterly dividend payments exceeded cash provided by operating activities and increased borrowing during the first nine months.

Trade receivables of $185.4 million were up $2.4 million (1%) over year-end primarily due to increased sales volume (up 1%, or $2.5 million, over the fourth fiscal quarter in 1998-99).

Overall inventory levels declined $1.3 million to $177.7 million compared to year-end. The decrease was the result of lower raw material and work-in-process levels at company facilities producing products for the original equipment and HVAC markets. These decreases were offset in part by higher finished goods inventory levels at certain U.S. aftermarket distribution centers.

Working capital of $193.6 million decreased 1.5% from year-end. The current ratio remained at 1.8 to 1. A large reduction in cash was offset by a higher reduction in accounts payable. Smaller changes in the remaining current assets and liabilities categories also contributed to the overall change recorded.

Property, Plant and Equipment
-----------------------------

Net property, plant and equipment increased $32.4 million to $336.1 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Continuing facility construction and expansion costs in Germany, Italy, and the Netherlands, ongoing costs associated with the implementation of SAP financial systems in North America, and costs associated with equipment and tooling for new customer programs were among the items contributing to the increase shown. Outstanding capital expenditure commitments were $37.1 million at December 26, 1999, compared to $38.6 million at March 31, 1999. The largest commitment is related to the construction of a new technical center/administration building in Germany. The outstanding commitments will be financed primarily through internally generated cash and external borrowing, as required.

Investment in Affiliates
------------------------

Investments of $28.5 million were $4.2 million higher than at March 31, 1999. A $2.1 million additional investment into the Daikin-Modine joint venture combined with the favorable exchange rate impact on the investments in our Brazilian and Japanese joint ventures contributed to the overall increase shown.

Intangible Assets
-----------------

Intangible assets, net of accumulated amortization, declined $6.2 million. Amortization and foreign currency translation were the main factors contributing to the change.

Deferred Charges and Other Assets
---------------------------------

Deferred charges and other assets increased $8.7 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and recognition of a $4.0 million deferred tax asset, $3.5 million which was classified as long-term. The recognition of the deferred tax asset is due to the release of a tax valuation allowance related to net operating loss carryforwards at a foreign subsidiary.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $157.6 million
were $15.6 million lower than March 1999.   Normal timing
differences in the level of operating activity were responsible for the decline. Accrued income taxes decreased $1.0 million from timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt increased by $14.9 million from March 31, 1999, primarily to support working capital and capital expenditure requirements. Long-term debt increased by $12.3 million. Modine entered into a Euro 50.8 million ($53.0 million) credit agreement in the second quarter. A portion of the proceeds was used to pay down the equivalent of $32.0 million in short and long-term European bank debt. The U.S. portion of short-term debt increased by $12.5 million, and the European portion decreased $9.8 million.

Domestically, Modine's unused lines of credit were $0.7 million. Foreign unused lines of credit increased $30.1 million, to $33.7 million. Most of the increase was in Germany, due to intercompany loans that were used to reduce outstanding bank debt. Total debt as a percentage of shareholders' equity increased from 48.0% at March 31, 1999 to 48.8% at December 26, 1999.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $23.6 million to a total of $476.9 million. The net increase came primarily from net earnings of $50.8 million for the first nine months, partially offset by dividends paid to shareholders of $20.4 million, net treasury stock activity of $2.9 million and unfavorable foreign currency translation impact of $3.4 million.

Year 2000 Remediation Program
-----------------------------

     General: In response to the Year 2000 issue, Modine
     -------
initiated a number of projects in early 1997 to identify, evaluate, and implement changes to its existing computerized business systems. Each of the projects followed a four-phase approach, which included inventory, assessment, remediation or replacement, and system integration testing. All of the Year
2000 efforts were carried on globally, and plans, executive sponsorship and funding were put in place to address the effort.
A number of Modine's current systems were already Year 2000 compliant and where third party software was being utilized, upgrades to the vendor's Year 2000 compliant versions have been completed. In addition to business systems, additional programs to ensure supplier continuity and process capability were initiated. All of the above projects were funded through normal operating cash flow. The total global cost of $9.8 million associated with the required modifications was not material to Modine's consolidated results of operations and financial position.

     Business Systems: The systems conversion and testing of all
     ----------------
critical business systems in North America and Europe were completed by June 1999. These tests were conducted by Modine's internal staff. Computer hardware and local area network infrastructure were also converted to ensure compliance in its business system and desktop operations. All business systems throughout North America and Europe have been functioning properly with no outstanding Year 2000 issues since the millennium rollover January 1, 2000.

     Suppliers: With respect to suppliers, Modine surveyed its
     ---------
material and service suppliers throughout 1998 and 1999 to determine whether they were actively involved in Year 2000 remediation projects. To validate our supplier responses, we also conducted a series of on-site supplier audits. Those suppliers not able to validate their Year 2000 readiness, were directed to retain an additional 30 days of inventory. No shortages or delays have been experienced as a result of any Year 2000 supplier issues to date.

     Facilities & Embedded Systems: In addition, for non-IT areas,
     -----------------------------
a major effort to assess Modine's production facilities to include embedded systems, was conducted by a third party consulting firm specialized in this type of activity. The facilities evaluation was completed in the fourth calendar quarter of 1998. Dependent upon formal risk assessments by facility and corporate teams, recommended actions included testing, repair, replacement, upgrading, and/or retirement of specific systems or components. No Year 2000 disruptions occurred at the Company's manufacturing or distribution facilities.

     Risks & Contingency Planning: To alleviate concerns with Year
     ----------------------------
2000 issues, both internal and external, Modine developed and implemented contingency plans in the critical areas of the business. We also developed operational and supplier contingency plans for all our manufacturing and distribution facilities, increased stocking plans where necessary, established on site millennium cutover teams globally, and developed business system and plant equipment testing procedures for the millennium rollover prior to our first day of production. Our contingency plans were followed as planned and all facility, system, and production testing was completed by noon
January 1, 2000.   Based upon the project team's assessment,
management believes no future remediation efforts will be required.


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


Item 5.  Other Information.

As previously reported, in October, 1999, Modine announced that it intended to acquire up to 300,000 of the issued and outstanding shares of the common stock of the Company. Since October 20, 1999, the Company has purchased at market price a total of 241,100 shares. See also Footnote 7 to the Notes to Consolidated Financial Schedules.


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


*Filed herewith.

     (b)  Reports on Form 8-K:

The Company filed no Report on Form 8-K during the quarter ended
December 26, 1999.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By: A. D. REID
                                 --------------------------------------
                                 A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 8, 2000       By: W. E. PAVLICK
                                 --------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary