Form 10-K
period 2000-03-31
MODINE MANUFACTURING CO
filed 2000-06-23
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                              FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000     Commission file number 1-1373
                          --------------                            ------


                        MODINE MANUFACTURING COMPANY
--------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          WISCONSIN                                    39-0482000
--------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                   53403
------------------------------------------        ---------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (262) 636-1200
                                                   --------------

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
--------------------------------------------------------------------------
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

Approximately 58% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $459,219,002 based on the market price of $27.0625 per share on June 20, 2000. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 29,256,606 at June 20, 2000.

           An Exhibit index appears at pages 15-21 herein.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                          Location in Form 10-K
---------------------                          ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31, 2000           Part I of Form 10-K
                                               (Item 1)

                                               Part II of Form 10-K
                                               (Items 7, 8)

                                               Part IV of Form 10-K
                                               (Item 14)


2000 Definitive Proxy Statement dated
    June 9, 2000                               Part III of Form 10-K
                                               (Items 10, 11, 12, 13)

                          TABLE OF CONTENTS
                          -----------------
              MODINE MANUFACTURING COMPANY - FORM 10-K
                  FOR THE YEAR ENDED MARCH 31, 2000

                                                                 10-K Pages
                                                                 ----------

Cover

Table of Contents

Part I
------
     Item 1  -  Business
     -------------------
                General, Developments and Strategy,
                Geographical Areas, Exports, Foreign
                and Domestic Operations, Events Subsequent
                to the End of the Quarter, Competitive
                Position, Customer Dependence, Backlog
                of Orders, Raw Materials, Patents,
                Research and Development, Environmental,
                Health and Safety Matters, Employees,
                Seasonal Nature of Business, Working
                Capital Items, Year 2000, Euro Conversion              5

     Item 2  -  Properties                                            10
     ---------------------

     Item 3  -  Legal Proceedings                                     11
     ----------------------------

     Item 4  -  Submission of Matters To A Vote of
     ---------------------------------------------
                Security Holders                                      12
                ----------------

Part II
-------
     Item 5  -  Market for Registrant's Common Equity
     ------------------------------------------------
                and Related Stockholder Matters                       12
                -------------------------------

     Item 6  -  Selected Financial Data                               13
     ----------------------------------

     Item 7  -  Management's Discussion and Analysis
     -----------------------------------------------
                of Financial Condition and Results
                ----------------------------------
                of Operations                                         13
                -------------

     Item 8  -  Financial Statements & Supplementary Data             13
     ----------------------------------------------------

                                                                 10-K Pages
                                                                 ----------
     Item 9  -  Changes in and Disagreements with Accountants
     --------------------------------------------------------
                on Accounting and Financial Disclosure                13
                ---------------------------------------

Part III
--------
     Items 10 and 11  -  Directors and Executive Officers
     ----------------------------------------------------
                of the Registrant; Executive Compensation             14
                -----------------------------------------

     Item 12 -  Security Ownership of Certain Beneficial
     ---------------------------------------------------
                Owners and Management                                 15
                ---------------------

     Item 13 -  Certain Relationships and Related Transactions        15
     ---------------------------------------------------------

Part IV
-------
     Item 14 -  Exhibits, Financial Statement Schedules, and
     -------------------------------------------------------
                Reports on Form 8-K                                   15
                -------------------
     1)  Financial Statements
     2)  Financial Statement Schedules
     3)  Consent of Independent Accountants
     4)  Exhibit Index

Signatures                                                            22
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

The Company's three reportable segments offer a broad line of products that can be categorized as follows:

          Percentage of total company revenue by product
          ----------------------------------------------

                                    Years ended March 31
                                    2000    1999    1998
                                    ----    ----    ----

          Radiators & Radiator       31%     32%     33%
          Cores
          Vehicular Air              12%     12%     14%
          Conditioning
          Oil Coolers                16%     16%     17%
          Charge Air Coolers          9%      8%      9%
          Building HVAC               7%      7%      7%
          Modules/Packages           22%     22%     17%
          Miscellaneous               3%      3%      3%

Developments and Strategy
-------------------------

We remain committed to the vision of "creating value through technology." We will continue using our intellectual skills to strengthen our position in key traditional markets. At the same time, we will leverage those strengths into new, dynamic, rapidly growing markets that need heat-transfer solutions to solve complex problems.

The creation process encompasses growth as a key focus for Modine. We have identified many ways to continue building our basic businesses through increasing marketshare, providing more content per application, and making strategic acquisitions. An ongoing process is in place to evaluate the markets that we currently serve and to allocate our resources to those with the best growth opportunities. We are also focusing on the most-promising new markets and new products.

Like growth, profitability also is a key focus for Modine. We are concentrating heavily on managing our selling, general, and administrative expenses through numerous cost-saving initiatives, a reevaluation of our processes, and control of staff costs. In addition, we are evaluating the profitability of current product lines and plants, with the objective of improving our overall returns.

A last, key focus involves asset utilization. We have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art technical centers. All of these are critical to our strategy of generating growth through technological leadership.

Geographical Areas
------------------

We maintain administrative organizations in two regions - North America and Europe - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the three business units.

Our operations are located in the following countries:

North America   Europe       South America    Central America   Asia/Pacific
-------------   ------       -------------    ---------------   ------------
Canada          Austria      Brazil           El Salvador       Japan
Mexico          Belgium
United States   Denmark
                England
                France
                Germany
                Hungary
                Italy
                Netherlands
                Poland
                Spain
                Switzerland

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

You can find more information in "Note 19. Business Segments" on pages 31-33 of our 2000 Annual Report.

Exports
-------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 11.1%, 11.5% and 12.6% for fiscal years ended in 2000, 1999 and 1998, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 11.1%, 11.5% and 12.6% for fiscal years ended in 2000, 1999 and 1998, respectively. Royalties from foreign licensees as a percentage of total earnings were 4.8%, 5.5% and 2.5% for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to profitably share in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference at Note 19 on pages 31-33 therein.

Events Subsequent to the End of the Quarter
-------------------------------------------

On June 9, 2000, the Company mailed its Annual Report to Shareholders and released its sales forecast for the upcoming year. See Current
                                                        ---
Reports on Form 8-K at page 21 herein for further details.

Competitive Position
--------------------

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing divisions of some of its major customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the United States, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to better compete with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world which enjoy economic advantages such as lower labor costs, lower health care costs, and other factors. In addition, our customers have asked the Company, as they have asked all primary suppliers, to participate directly and more substantially in research and development, design, and validation responsibilities that should result in stronger relationships and more partnership opportunities.

Customer Dependence
-------------------

Ten customers accounted for approximately 45.9% of the Company's sales in the fiscal year ended March 31, 2000. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Fiat, Ford, John Deere, International Truck (formerly Navistar International), NAPA, Paccar and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term supply agreements to minimize investment risks and provide a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 2001.

Raw Materials
-------------

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2001.

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

Research and Development
------------------------

The Company remains committed to its vision of "creating value through technology." Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 2000 amounted to $20,528,000; in fiscal 1999 amounted to $18,252,000;
and in fiscal 1998 amounted to approximately $16,816,000. There were no significant expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry or university sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental, Health and Safety Matters
---------------------------------------

Modine has a long standing corporate environmental policy which demonstrates the Company's commitment to the environment and compliance with all environmental laws and regulations worldwide. Modine continues to appraise environmental issues and regulatory compliance with a proactive approach. The benefits realized from the Company's environmental programs include conserved resources, more efficient manufacturing processes, minimized liability exposure and reduced operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems. The Company constantly examines its operations and processes to minimize their impact on the environment. In calendar 1996, the Company revised its corporate waste minimization program, which originated in 1991, to encompass all by-products of the manufacturing process in North America. Despite the increases in North American sales volumes from calendar 1996 to 1999, the company achieved a 26% reduction in by-product generation over that same period.

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

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of six waste disposal sites. These sites are not company owned and allegedly contain wastes attributable to Modine from past operations. For the six sites currently known, the Company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low ("de minimis"), there may be insufficient documentation linking Modine to the site, and the other PRPs have the financial resources to meet their obligations.

Environmental regulations, as well as the company's policy to continuously improve upon its environmental management programs, will require significant capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2000 capital expenditures related to environmental projects were $1.1 million. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally related capital projects to be about $2.5 million in fiscal 2001.

Environmental expenses charged to current operations, including remediation costs, totaled about $3.5 million for the fiscal year ending March 31, 2000. These expenses include solid waste disposal and operating and maintenance costs incurred in conducting environmental compliance activities; and for other matters.
Operating expenses of some facilities may increase during fiscal year 2001 because of such charges but the competitive position of the Company is not expected to change materially. Although environmental costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

Employees
---------

The number of persons employed by the Company at March 31, 2000, was approximately 8,300.

Seasonal Nature of Business
---------------------------

Distributed Products may still experience a degree of seasonality since the demand for aftermarket and HVAC products are affected by weather patterns, constructions starts, and other factors. On an overall Company basis, there is no significant degree of seasonality as indicated by the percentages below. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net sales detail illustrates the degree of fluctuation for the past five years:


Fiscal Year                                                 Fiscal
   Ended       First      Second     Third      Fourth       Year
  March 31    Quarter    Quarter    Quarter    Quarter      Total
-----------   -------    -------    -------    -------      -----
                        ($ In Thousands)

   2000       $283,847   $286,691   $283,520   $285,211    $1,139,269
   1999        273,104    272,961    284,355    281,027     1,111,447
   1998        256,923    260,806    267,699    254,990     1,040,418
   1997        248,514    254,224    252,972    243,336       999,046
   1996        239,216    254,292    252,817    244,168       990,493

Five-year      260,321    265,795    268,273    261,746     1,056,135
Average

Percent            25%        25%        25%        25%          100%
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

Year 2000
---------

Information required hereunder regarding Year 2000 is incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 16 and 17, attached as Exhibit 13.

Euro Conversion
---------------

Information required hereunder regarding Euro Conversion is incorporated by reference from the Company's 2000 Annual Report to Shareholders, at page 17, attached as Exhibit 13.

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

The Company's facilities, on an operating segment basis, are as follows:

     Type of            Original  Distributed  European  Corporate &
     Facility           Equipment  Products   Operations    Other     Total
     --------           --------- ----------- ---------- -----------  -----

     Manufacturing         16          7         12         --         35
     Distribution          --          4          1         --          5
     Sales & Service
       Centers/Offices      2         13         20          1         36
     Joint Ventures                               3          3          6

     Total                 18         24         36          4         82


The Company's facilities, on a geographic basis, are as follows:

     Type of            North            South    Asia/    Central
     Facility          America  Europe  America  Pacific   America  Total
     --------          -------  ------  -------  -------   -------  -----

     Manufacturing        22      13      --       --        --      35
     Distribution          4       1      --       --        --       5
     Sales & Service
       Centers/Offices    14      20      --        1         1      36
     Joint Ventures        1       3       1        1        --       6

     Total                41      37       1        2         1      82

Total square footage of the 82 facilities is approximately 8,263,635 square feet.

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

In August of 1998, the Company filed a patent infringement suit in Japan against Showa with respect to this patent seeking an injunction and damages. Several patents have been issued to Modine by the European Patent Office, one having been rejected at the opposition level, which is being appealed and another having been approved at the opposition level.

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


                               PART II
                               -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 1999-00 and 1998-99. As of April 1, 2000, shareholders of record numbered approximately 5,914; it is estimated that beneficial owners numbered about 14,500.


                   1999-00                        1998-99
            ---------------------------      ---------------------------
Quarter      High     Low     Dividends       High      Low    Dividends

First       $34.00   $26.50      $.23        $37.500  $32.313     $.21
Second       34.13    24.25       .23         36.500   27.750      .21
Third        29.63    23.00       .23         38.625   26.625      .21
Fourth       26.69    21.00       .23         38.000   25.250      .21
                                 ----                             ----
    TOTAL                        $.92                             $.84
------------------------------------------------------------------------

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive, $192,158,000 was available for these purposes at March 31, 2000. (However, dividend payments may not exceed $50,000,000 in any fiscal year.) Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

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


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                      Fiscal Year ended March 31
                        ------------------------------------------------------
                            2000        1999        1998      1997      1996

Sales (in thousands)    $1,139,269  $1,111,447  $1,040,418  $999,046  $990,493
Net earnings (in
  thousands)                65,403      73,943      72,471     63,763   61,399
Total assets (in
  thousands)               931,107     915,739     759,024    694,955  671,836
Long-term debt (in
  thousands)               211,112     143,838      89,587     85,197   87,809
Dividends per share            .92         .84         .76        .68      .60
Net earnings per share
  - Basic                     2.22        2.50        2.44       2.14     2.07
  - Assuming dilution         2.20        2.46        2.39       2.10     2.03


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

Certain information required hereunder is incorporated by reference from the Company's 2000 Annual Report to Shareholders, pages 12-20 and 22, attached as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, Notes to Consolidated Financial Statements, and the report of Pricewaterhouse-Coopers LLP dated April 26, 2000 appearing on pages 19, 21, 23, 24, and 25-33, respectively, of the Company's 2000 Annual Report to

Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2000 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE.
         ------------------------

There were no disagreements on accounting or financial disclosures between the Company and its auditors.


                               PART III
                               --------

ITEMS 10 and 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
---------------   --------------------------------------------------
         EXECUTIVE COMPENSATION.
         ----------------------

The information about directors and executive officers and executive compensation on pages 3 - 5 and pages 10, 11, 15, and 16, of the Company's definitive Proxy Statement dated June 9, 2000 under the headings "Election of Directors," "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 11-14.

                  Executive Officers of Registrant
                                                                 Officer
Name                Age                Position                   Since
----                ---                --------                   -----
R. T. Savage*        61   Chairman                                 1981
D. R. Johnson*       58   President and Chief Executive Officer    1988
D. B. Rayburn*       52   Executive Vice President, Operations     1991
W. E. Pavlick        66   Senior Vice President, General Counsel   1979
                            and Secretary
E. T. Thomas         46   Group Vice President                     1998
C. R. Katzfey**      53   Group Vice President                     2000
K. A. Feldmann**     46   Group Vice President                     2000
A. C. DeVuono        51   Vice President, Technical Services       1996
R. L. Hetrick        58   Vice President, Human Resources          1989
R. W. Possehl        55   Vice President, Administration           1985
A. D. Reid           58   Vice President, Finance and Chief
                            Financial Officer                      1985
R. S. Bullmore       50   Corporate Controller                     1983
G. A. Fahl           45   Environmental, Health & Safety Officer   1998
C. C. Harper         46   Chief Information Officer                1998
D. B. Spiewak        46   Treasurer                                1998
D. R. Zakos          46   Associate General Counsel and
                            Assistant Secretary                    1985
L. D. Howard***      56   Group Vice President, Europe             1991

     * Prior to March 31 and April 1, 1998: R. T. Savage was Chairman, President and Chief Executive Officer (now retired);
         D. R. Johnson was President and Chief Operating Officer; and
         D. B. Rayburn was Group Vice President, Highway Products.
    ** K. A. Feldmann and C. R. Katzfey became officers on April 1, 2000. Prior to April 1, 2000, K. A. Feldmann was Heavy Duty Business Unit Managing Director and C. R. Katzfey was Truck Division General Manager.
   ***   L. D. Howard retired April 1, 2000.

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

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

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's 1999-2000 definitive Proxy Statement dated June 9, 2000 attached to this Report at page 17 and 18 therein.

The Company's stock option and stock award plans contain certain provisions relating to change-in-control or other specified transactions that may, if authorized by the Officer Nomination and Compensation Committee of the board, accelerate or otherwise release shares granted or awarded under those plans.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 9, 2000 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated June 9, 2000 on page 18 under the heading "Transactions" attached to this Report.


                               PART IV
                               -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

                                                                   Page in
                                                                Annual Report*
                                                                --------------

     (1)  Financial Statements:

          Consolidated Statements of Earnings for
          the years ended March 31, 2000,1999, and 1998.               19

          Consolidated Balance Sheets at March 31, 2000
          and 1999.                                                    21

          Consolidated Statements of Cash Flows for the
          years ended March 31, 2000, 1999, and 1998.                  23

          Consolidated Statements of Shareholders'
          Investment for the years ended March 31, 2000,
          1999, and 1998.                                              24

          Notes to Consolidated Financial Statements                25 - 33

          Report of Independent Accountants                            33

          * Incorporated by reference from the indicated pages of the 1999-00 Annual Report to Shareholders

                                                                   Page in
                                                                  Form 10-K
                                                                  ---------
     (2)  Financial Statement Schedules:

          Report of Independent Accountants on Financial
          Statement Schedule for the three years ended
          March 31, 2000                                               24

          Schedule II - Valuation and Qualifying Accounts
          for the years ended March 31, 2000, 1999, and 1998.          25

     (3)  Consent of Independent Accountants                          133

     (4)  Exhibit Index                                                15

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

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

    2                Not applicable.

    3(a)             Restated Articles of Incorporation (as
                     amended)(filed by reference to the
                     Registrant's Annual Report on Form 10-K
                     for the fiscal year ended March 31, 1999).

   *3(b)             Restated By-Laws (as amended).                      26

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

   *4(b)(i)          Rights Agreement Amendment No. 1 dated as
                     of January 18, 1995 between the Registrant
                     and First Chicago Trust Company of New York
                     (Rights Agent).                                     37

   *4(b)(ii)         Rights Agreement Amendment No. 2 dated as
                     of January 18, 1995 between the Registrant
                     and First Chicago Trust Company of New York
                     (Rights Agent).                                     40

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

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

   10(d) 1985 Stock Option Plan for Non-Employee Directors (as amended)(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

   10(e) Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

  *10(f)             Executive Supplemental Retirement Plan (as          43
                     amended).

   10(g) Modine Manufacturing Company Executive Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

   10(h) 1994 Incentive Compensation Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   10(i) 1994 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

  *10(j)             1995 Stock Award Plan [a part of the 1994
                     Incentive Compensation Plan].                       48

  *10(k)             1995 Stock Option Agreements (incentive and
                     non-qualified) [a part of the 1994
                     Incentive Compensation Plan].                       54

  *10(l)             1995 Stock Option Agreement [a part of the
                     1994 Stock Option Plan for Non-Employee
                     Directors].                                         66

   10(m) 1996 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year 1996).

   10(n) 1996 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the exhibit contained within the Registrant's Annual Report on Form 10-K for the fiscal year
                     1996).

   10(o)             1996 Stock Option Agreement [a part of the
                     1994 Stock Option Plan for Non-Employee
                     Directors].

                     Note:  The 1996 Stock Option Agreement
                     ----
                     is not materially different from the
                     1995 Non-Employee Directors Stock Option
                     Agreement filed with this Annual Report
                     on Form 10-K as Exhibit 10(l).

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

   10(p)             1997 Stock Award Plan [a part of the 1994
                     Incentive Compensation Plan].


                     Note:  The 1997 Stock Award Plan is not
                     ----
                     materially different from the 1996 Stock
                     Award Plan filed with the Registrant's
                     Annual Report on Form 10-K for the fiscal year 1996.

   10(q)             1997 Stock Option Agreements (incentive
                     and non-qualified) [a part of the 1994
                     Incentive Compensation Plan].

                     Note:  The 1997 Stock Option Agreements
                     ----
                     are not materially different from the
                     1996 Stock Option Agreements filed with
                     the Registrant's Annual Report on Form
                     10-K for the fiscal year 1996.

   10(r)             1997 Stock Option Agreement [a part of
                     the 1994 Stock Option Plan for Non-
                     Employee Directors].

                     Note:  The 1997 Stock Option Agreement
                     ----
                     is not materially different from the
                     1995 Non-Employee Directors Stock Option
                     Agreement filed with this Annual Report
                     on Form 10-K as Exhibit 10(l).

   10(s)             1998 Stock Award Plan [a part of the
                     1994 Incentive Compensation Plan].

                     Note:  The 1998 Stock Award Plan is not
                     ----
                     materially different from the 1996 Stock
                     Award Plan filed with the Registrant's
                     Annual Report on Form 10-K for fiscal
                     year 1996.

   10(t)             1998 Stock Option Agreements (incentive
                     and non-qualified) [a part of the 1994
                     Incentive Compensation Plan].

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

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----

   10(u)             1998 Stock Option Agreement [a part of
                     the 1994 Stock Option Plan for Non-
                     Employee Directors].

                     Note:  The 1998 Stock Option Agreement is
                     ----
                     not materially different from the 1995
                     Non-Employee Directors Stock Option
                     Agreement filed with this Annual Report
                     on Form 10-K as Exhibit 10(l).

   10(v)             1999 Stock Option Agreements (incentive
                     and non-qualified) [a part of the 1994
                     Incentive Compensation Plan].

                     Note:  The 1999 Stock Option Agreements
                     ----
                     are not materially different from the
                     1996 Stock Option Agreements filed with
                     the Registrant's Annual Report on Form
                     10-K for the fiscal year 1996.

   10(w)             1999 Stock Option Agreement [a part of
                     the 1994 Stock Option Plan for Non-
                     Employee Directors].

                     Note:  The 1999 Stock Option Agreement
                     ----
                     is not materially different from the
                     1995 Non-Employee Directors Stock Option
                     Agreement filed with this Annual Report
                     on Form 10-K as Exhibit 10(l).

  *10(x)             2000 Stock Award Plan [a part of the
                     1994 Incentive Compensation Plan].                  72

  *10(y)             2000 Stock Option Agreements (incentive
                     and non-qualified) [a part of the 1994
                     Incentive Compensation Plan].                       78

                     Note:  The 2000 Stock Option Agreements
                     ----
                     are not materially different from the
                     1996 Stock Option Agreements filed with
                     the Registrant's Annual Report on Form
                     10-K for the fiscal year 1996.

   11                Not applicable.

   12                Not applicable.

  *13                2000 Annual Report to Shareholders.
                     Except for the portions of the Report
                     expressly incorporated by reference,

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

                     the Report is furnished solely for the
                     information of the Commission and is
                     not deemed "filed" as a part hereof.             91

   16                Not applicable.

   18                Not applicable.

  *21                List of subsidiaries of the Registrant.         131

   22                Not applicable.

  *23                Consent of independent accountants.             133

   24                Not applicable.

  *27                Financial Data Schedules -- Fiscal 2000
                     (electronic transmission only)

   28                Not applicable.

  *99(a)             Definitive Proxy Statement of the
                     Registrant dated June 9, 2000.  Except
                     for the portions of the Proxy Statement
                     expressly incorporated by reference, the
                     Proxy Statement is furnished solely for
                     the information of the Commission and is
                     not deemed "filed" as a part hereof.            134

  *99(b)             Appendix (filed pursuant to Item 304 of
                     Regulation S-T).                                156

                     Note:  All Exhibits filed herewith are
                     ----
                     current to the end of the reporting
                     period of the Form 10-K (unless
                     otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
---------------------------

A Current Report on Form 8-K, dated June 9, 2000, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and (2) a statement of the important factors and assumptions regarding forward-looking statements.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 21, 2000        By: D. R. JOHNSON
                               ---------------------------------
                                D. R. Johnson, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

R. T. SAVAGE                                    June 21, 2000
----------------------------------------        -------------
R. T. Savage, Chairman and Director                Date


D. R. JOHNSON                                   June 21, 2000
----------------------------------------        -------------
D. R. Johnson, President and                       Date
Chief Executive Officer and Director


A. D. REID                                      June 21, 2000
----------------------------------------        -------------
A. D. Reid, Vice President, Finance                Date
and Chief Financial Officer


W. E. PAVLICK                                   June 21, 2000
----------------------------------------        -------------
W. E. Pavlick, Senior Vice President,              Date
General Counsel and Secretary


R. J. DOYLE                                     June 21, 2000
----------------------------------------        -------------
R. J. Doyle, Director                              Date


F. P. INCROPERA                                 June 21, 2000
----------------------------------------        -------------
F. P. Incropera, Director                          Date


F. W. JONES                                     June 21, 2000
----------------------------------------        -------------
F. W. Jones, Director                              Date


D. J. KUESTER                                   June 21, 2000
----------------------------------------        -------------
D. J. Kuester, Director                            Date

G. L. NEALE                                     June 21, 2000
----------------------------------------        -------------
G. L. Neale, Director                              Date


M. C. WILLIAMS                                  June 21, 2000
----------------------------------------        -------------
M. C. Williams, Director                           Date


M. T. YONKER                                    June 21, 2000
----------------------------------------        -------------
M. T. Yonker, Director                             Date

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Modine Manufacturing Company

Our audits of the consolidated financial statements referred to in our report dated April 26, 2000 appearing in the Annual Report to Shareholders of Modine Manufacturing Company and its Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 26, 2000

            MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
                      (A Wisconsin Corporation)

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
          for the years ended March 31, 2000, 1999 and 1998
                          ($ In Thousands)

Col. A                 Col. B             Col. C           Col. D      Col. E
------                 ------             ------           ------      ------
                                        Additions
                                     (1)         (2)
                     Balance at                                        Balance
                     Beginning    Charged to  Charged to                 at
                         of       Costs and    Other                   End of
Description            Period     Expenses    Accounts    Deductions   Period
-----------          ----------  ----------  -----------  ----------   -------
2000:
Intangible Assets-
Accumulated
Amortization          $23,852      $8,390    $(1,093)(B)  $   80(C)    $31,069
                      -------      ------    -----------  ---------    -------
Allowance for
Doubtful Accounts     $ 3,749      $1,173    $    (8)(B)  $  478(A)    $ 4,436
                      -------      ------    -----------  ---------    -------
Valuation
Allowance for
Deferred Tax Assets   $ 5,154                             $4,298(D)    $   856
                      -------                             ---------    -------

1999:
Intangible Assets-
Accumulated
Amortization          $17,150      $5,856    $    846(B)  $    0(C)    $23,852
                      -------      ------    -----------  ---------    -------
Allowance for
Doubtful Accounts     $ 4,585      $ (427)   $      5(B)  $  414(A)    $ 3,749
                      -------      -------   -----------  ---------    -------
Valuation
Allowance for
Deferred Tax Assets   $ 3,947      $1,304(D)              $   97(D)    $ 5,154
                      -------      ---------              ---------    -------

1998:
Intangible Assets-
Accumulated
Amortization          $12,885      $4,761    $   (496)(B) $    0(C)    $17,150
                      -------      ------    ------------ ---------    -------
Allowance for
Doubtful Accounts     $ 4,140      $1,029    $    (70)(B) $  514(A)    $ 4,585
                      -------      ------    ------------ ---------    -------
Valuation
Allowance for
Deferred Tax Assets   $ 4,127      $  644(D)              $  824(D)    $ 3,947
                      -------      ---------              ---------    -------
Notes:
    (A)  Bad debts charged off during the year.
    (B)  Translation and other adjustments.
    (C)  Retirement of fully amortized intangibles.
    (D)  Includes foreign operating losses and tax credit carryforwards.