Form 10-Q
period 2000-06-26
MODINE MANUFACTURING CO
filed 2000-08-07
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 26, 2000
                                             -------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                       MODINE MANUFACTURING COMPANY
           (Exact name of registrant as specified in its charter)


               WISCONSIN                                      39-0482000
     ----------------------------------------------      -------------------
     (State or other jurisdiction of incorporation        (I.R.S. Employer
     or organization)                                    Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin                 53403-2552
     -----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code      (262) 636-1200
                                                             ---------------


                              NOT APPLICABLE
     -----------------------------------------------------------------------
          (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at August 4, 2000
     --------------------------------        -----------------------------
     Common Stock, $0.625 Par Value                   29,275,433

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                                   Page No.
                                                                   ________

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 2000                             3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 2000 and 1999                                 4

               Consolidated Condensed Statements of Cash
                 Flows - For the Three Months Ended
                 June 26, 2000 and 1999                                 5

               Notes to Consolidated Condensed Financial
                 Statements                                           6-9

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                          10-12


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                       13

     Item 4.   Submission of Matters to a Vote of Security
                 Holders                                               13

     Item 6.   Exhibits and Reports on Form 8-K                     14-15

Signatures                                                             16

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per-share amounts)
                June 26, 2000 and March 31, 2000
                           (Unaudited)
                                                  June 26, 2000    March 31, 2000
                                                  -------------    --------------
ASSETS
   Current assets:
   Cash and cash equivalents                         $  24,478        $  31,070
   Trade receivables, less allowance for
     doubtful accounts of $4,166 and $4,436            187,390          182,724
   Inventories                                         168,920          168,597
   Deferred income taxes and other current
     assets                                             40,290           47,164
                                                     ---------        ---------
   Total current assets                                421,078          429,555
                                                     ---------        ---------

   Noncurrent assets:
   Property, plant, and equipment -- net               342,541          337,987
   Investment in affiliates                             28,036           28,440
   Goodwill and other intangible assets -- net          68,107           70,339
   Deferred charges and other noncurrent assets         64,305           64,786
                                                     ---------        ---------
   Total noncurrent assets                             502,989          501,552
                                                     ---------        ---------
       Total assets                                  $ 924,067        $ 931,107
                                                     =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current liabilities:
   Short-term debt                                   $   3,206        $   6,319
   Long-term debt -- current portion                     3,765            3,128
   Accounts payable                                     83,953           84,893
   Accrued compensation and employee benefits           49,336           46,479
   Income taxes                                         14,716            7,336
   Accrued expenses and other current
     liabilities                                        30,305           27,322
                                                     ---------        ---------
   Total current liabilities                           185,281          175,477
                                                     ---------        ---------

   Noncurrent liabilities:
   Long-term debt                                      186,154          211,112
   Deferred income taxes                                25,119           24,536
   Other noncurrent liabilities                         40,176           39,740
                                                     ---------        ---------
   Total noncurrent liabilities                        251,449          275,388
                                                     ---------        ---------
       Total liabilities                               436,730          450,865
                                                     ---------        ---------



   Shareholders' investment:
   Preferred stock, $0.025 par value, authorized
     16,000 shares, issued - none                            -                -
   Common stock, $0.625 par value, authorized
     80,000 shares, issued 30,342 shares                18,964           18,964
   Additional paid-in capital                           13,622           13,573
   Retained earnings                                   515,553          505,522
   Accumulated other comprehensive loss                (25,136)         (21,629)
   Treasury stock at cost: 1,077 and 1,081
     shares, respectively                              (34,007)         (34,394)
   Restricted stock - unamortized value                 (1,659)          (1,794)
                                                     ---------        ---------
       Total shareholders' investment                  487,337          480,242
                                                     ---------        ---------
       Total liabilities and shareholders'
         investment                                  $ 924,067        $ 931,107
                                                     =========        =========


   (See accompanying notes to consolidated financial statements.)



                  MODINE MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF EARNINGS
        For the three months ended June 26, 2000 and 1999
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                     Three months ended June 26
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

Net sales                                              $286,484       $283,847

Cost of sales                                           203,897        201,882
                                                       --------       --------

Gross profit                                             82,587         81,965

Selling, general, and administrative expenses            53,288         51,744
                                                       --------       --------

Income from operations                                   29,299         30,221

Interest expense                                         (2,145)        (1,593)

Other income --net                                        2,600          2,674
                                                       --------       --------

Earnings before income taxes                             29,754         31,302

Provision for income taxes                               11,792         11,793
                                                       --------       --------

Net earnings                                           $ 17,962       $ 19,509
                                                       ========       ========

Net earnings per share of common stock
  - Basic                                                 $0.61          $0.66
  - Assuming dilution                                     $0.61          $0.65
                                                       ========       ========

Dividends per share                                       $0.25          $0.23
                                                       ========       ========

Weighted average shares - basic                          29,264         29,529
Weighted average shares - assuming dilution              29,384         29,849
                                                       ========       ========


 (See accompanying notes to consolidated financial statements.)



                  MODINE MANUFACTURING COMPANY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands)
        For the Three Months Ended June 26, 2000 and 1999
                           (Unaudited)


                                                     Three months ended June 26
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------

Net cash provided by operating activities              $ 40,667       $ 16,431

Cash flows from investing activities:
Expenditures for property, plant, and equipment         (15,759)       (22,661)
Investment in affiliates                                      0           (600)
Proceeds from dispositions of assets                          0             27
Other -- net                                                 15           (290)
                                                       --------       --------

Net cash (used for) investing activities                (15,744)       (23,524)

Cash flows from financing activities:
(Decrease)/increase in short-term debt -- net            (2,960)         3,587
Additions to long-term debt                                 771          5,685
Reductions of long-term debt                            (21,786)        (2,710)
Issuance of common stock, including treasury stock          523          1,063
Purchase of treasury stock                                 (747)          (984)
Cash dividends paid                                      (7,316)        (6,792)
                                                       --------       --------

Net cash (used for) financing activities                (31,515)          (151)
                                                       --------       --------

Net (decrease) in cash and cash equivalents              (6,592)        (7,244)
Cash and cash equivalents at beginning of period         31,070         49,163
                                                       --------       --------

Cash and cash equivalents at end of period             $ 24,478       $ 41,919
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

                                                           (In thousands)
     -----------------------------------------------------------------------
                                      June 26, 2000      March 31, 2000
     -----------------------------------------------------------------------

     Raw materials                      $ 34,493             $ 35,872
     Work in process                      37,961               39,146
     Finished goods                       96,466               93,579
                                        --------             --------
      Total inventories                 $168,920             $168,597
                                        ========             ========


2.   Property, plant, and equipment is composed of:

                                                           (In thousands)
     -----------------------------------------------------------------------
                                      June 26, 2000      March 31, 2000
     -----------------------------------------------------------------------

     Gross, property,
      plant & equipment                $ 646,730            $ 634,170
     Less accumulated
      depreciation                      (304,189)            (296,183)
                                       ---------            ---------
      Net property,
        plant & equipment              $ 342,541            $ 337,987
                                       =========            =========


3.   Intangible assets include:

                                                           (In thousands)
     -----------------------------------------------------------------------
                                      June 26, 2000      March 31, 2000
     -----------------------------------------------------------------------

     Goodwill                           $ 89,167             $ 89,815
     Patents and product technology        8,389                8,389
     Other intangibles                     3,194                3,204
     Less accumulated
      amortization                       (32,643)             (31,069)
                                        --------             --------
      Net intangible assets             $ 68,107             $ 70,339
                                        ========             ========

4.   Segment data:
                                                            (In thousands)
     ---------------------------------------------------------------------
     Quarter ended June 26,                        2000           1999
     ---------------------------------------------------------------------
     Sales :
       Original Equipment                       $ 120,550      $ 121,073
       Distributed Products                        96,126         97,588
       European Operations                         80,202         75,723
     ---------------------------------------------------------------------
         Segment sales                            296,878        294,384
       Eliminations                               (10,394)       (10,537)
     ---------------------------------------------------------------------
          Total net sales                       $ 286,484      $ 283,847
     ---------------------------------------------------------------------
     Operating income:
       Original Equipment                       $  23,809      $  24,882
       Distributed Products                         9,234         11,263
       European Operations                         10,360          8,069
     ---------------------------------------------------------------------
         Segment operating income                  43,403         44,214
       Corporate & administrative expenses        (14,116)       (14,009)
       Eliminations                                    12             14
       Other items not allocated
           to segments                                455          1,083
     ---------------------------------------------------------------------
         Earnings before income taxes           $  29,754      $  31,302
     ---------------------------------------------------------------------

     At the end of the fourth quarter in fiscal 2000, several changes were introduced in the basis for measuring segment profit or loss. Two changes that affected amounts previously reported in the June 1999 quarter were the relocation of certain goodwill amortization previously recorded at Corporate to the Distributed Products segment and the allocation of Corporate headquarters functions to include only a general building, technical center, and aircraft use allocation. These changes were introduced last year in preparation for the use of value-based management criteria for assessing performance across the various business units within the segments. Additionally, in the first quarter of fiscal 2001, a change was made by management to relocate the aftermarket business unit of the European Operations segment to the Distributed Products segment.
     The sales and operating income data presented for the June 1999 quarter has been restated to reflect the effects of these changes.

                                                        (In thousands)
     -----------------------------------------------------------------
                                       June 26,              March 31,
     Period ending                       2000                  2000
     --------------------------------------------------------------------
     Assets:
      Original Equipment              $ 261,998             $ 265,495
      Distributed Products              260,560               263,733
      European Operations               184,053               189,803
      Corporate & Administrative        265,825               264,562
      Eliminations                      (48,369)              (52,486)
     --------------------------------------------------------------------
            Total assets              $ 924,067             $ 931,107
     --------------------------------------------------------------------

     In the first quarter of fiscal 2001, management relocated the aftermarket business unit of the European Operations segment to the Distributed Products segment. The asset data presented for March 31, 2000 has been restated to reflect the effect of this change.


5. Recent developments concerning legal proceedings reported in the Modine Manufacturing Company ("Modine or the Company") Form 10-K report for the year ended March 31, 2000, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.


6. The computational components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     -----------------------------------------------------------------------
                                                  Three months ended June 26
                                                        2000       1999
     -----------------------------------------------------------------------

     Net earnings per share of common stock:
     --------------------------------------
          - basic                                      $0.61      $0.66
          - assuming dilution                          $0.61      $0.65
     Numerator:
     ---------

     Income available to common shareholders         $17,962    $19,509
     Denominator:
     -----------

     Weighted average shares outstanding - basic      29,264     29,529

     Effect of dilutive securities - options*            120        320

     Weighted average shares outstanding -
       assuming dilution                              29,384     29,849
     -----------------------------------------------------------------------
     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market price per share            $23.57     $30.45
           Number of shares                           1,752        690


7. Comprehensive earnings, which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the 3 months ended June 26, 2000 and 1999, were $14,455 and $18,954, respectively.

8. In June 2000, Modine purchased for cash the remaining 50-percent share of Daikin-Modine, Inc. from its joint venture partner
     Daikin Industries, Ltd. This investment did not have a material effect on the consolidated results of operations and, accordingly, pro-forma information is not presented. The operation is currently being integrated into Modine's Commercial HVAC&R Division and its operating results will be reported on a consolidated basis in the Distributed Products segment from the date of acquisition.


9.   On July 14, 2000, Modine reached an agreement with Showa
     Aluminum Corporation to cross-license each other's patents on PF(r) and SC air-conditioning condensers. As a result of the agreement and another agreement with Mitsubishi Heavy Industries, Modine will receive an initial payments of more than $16 million, contingent royalties of approximately $27 million in about a year, and additional contingent royalties that could meet or exceed that amount over the next eight years. The agreements settle the companies' respective lawsuits on the subject technology. Beyond the initial payments, the future lump-sum payments and running royalties are contingent on confirmation of the validity of Modine's PF patents in Japan, Europe, and the United States and on Showa's and Mitsubishi's future sales of the subject condensers. The reported results of operations for the first quarter of fiscal 2001 include only the initial $1.9 from the Mitsubishi agreement reached prior to the end of the quarter.


10. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2000 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.


11. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2000 Annual Report to shareholders which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 2000-01 with the First Quarter
-----------------------------------------------------------------
of 1999-00
----------

First quarter net sales of $286.5 million were a 1% improvement over the $283.8 million reported in the first quarter of last year. Sales would have been approximately $14 million higher if the U.S. dollar had not strengthened to well above last year's level, relative to the Euro.

Revenues from the European operations segment grew by almost 6% from the same quarter last year. Revenues recorded in the Original Equipment segment were slightly lower than one year ago. A weakening of the U.S. truck market from its all time high last year offset improvement in the U.S. agricultural - and construction-equipment markets. In the Distributed Products segment, revenues declined by a little over 1%. Improvement recorded in the building HVAC&R market offset lower sales recorded in the North American aftermarket.

Gross margin, as a percentage of sales, was 28.8%. This was a slight decline over the 28.9% earned in the first quarter of the previous year. Improvements in the European operations segment and the construction and agricultural market of the Original Equipment segment were more than offset by lower margins earned in the Distributed Products segment (aftermarket and HVAC&R) and Original Equipment segment (truck and automotive markets).

Selling, general and administrative expenses of $53.3 million increased 3.0% over last year's first quarter while increasing to 18.6% from 18.2% as a percentage of sales. A significant factor contributing to the increase were on-going litigation costs to protect Modine patents, in the current year's quarter.

Average outstanding debt levels decreased $5.4 million, or approximately 2.5%, from the same quarter a year ago while interest expense increased 34.7%, or $0.6 million. Interest expense grew at a faster rate, in part, due to higher interest rates and lower capitalized interest associated with capital projects. Net non-operating income declined by $0.1 million from the same quarter of the previous year. The current year's quarter, similar to last year, included a patent settlement, this time with Mitsubishi Heavy Industries for $1.9 million as a partial settlement for past infringement of Modine's PF technology.

The provision for income taxes in the current quarter was $11.8 million (a 39.6% effective rate) compared to last years' first quarter expense of $11.8 million (or 37.7% effective rate). The rate increase was mainly due to the differential in foreign tax rates.

Net earnings for the quarter of $18.0 million were 7.9% lower than the same quarter a year ago at $0.61 basic, and $0.61 diluted earnings per share compared to last year's first quarter net earnings of $19.5 million, or $0.66 basic and $0.65 diluted earnings per share. Return on shareholders' investment was 14.9 percent.

Outlook for the Remainder of the Year
-------------------------------------

For the fiscal year, management anticipates steady sales with net income rising about five percent with a strong assist from increased patent settlements and running royalties. Negative factors that Modine anticipates facing in the current fiscal year include currency exchange impact, which looks likely to continue its depressing effect on earnings, a weakening of the U.S. truck market from its all-time high last year, and some delay in anticipated new automotive business. On the plus side, European sales and earnings, despite the negative currency impact, are improving and management sees some strength in the off-highway markets. Last year, in the third quarter, Modine realized a significant one-time gain in tax credits, relative to earlier losses, of $4 million, or 13 cents per diluted share, which will be a negative to this year's earnings comparison. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.



FINANCIAL CONDITION
-------------------

Comparison between June 26, 2000 and March 31, 2000
---------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $24.5 million decreased $6.6 million from the March 31, 2000 balance. Cash provided by operating activities during the quarter was more than offset by capital expenditures, debt reductions and the quarterly dividend payment.

Trade receivables of $187.4 million were up $4.7 million (3%)
over year-end primarily due to increased sales volumes (up $1.3 million over the previous quarter), and a reduction of five collection days when compared to the fourth quarter of fiscal 2000.

Inventory levels remained virtually the same when compared to year-end, although overall levels have decreased by approximately $19.0 million from the same quarter a year ago. On-going management programs to reduce inventory levels and exchange rate impact of the U.S. dollar relative to the Euro were the main factors contributing to the reduction from a year ago.

The current ratio declined slightly from 2.4 to 1 to 2.3 to 1. Net working capital declined $18.3 million to $235.8 million. Higher trade receivables, and lower accounts payable and short-term debt were more than offset by lower cash and cash equivalents, lower other current assets, higher income taxes payable and higher accrued expenses.

Noncurrent assets
-----------------

Net property, plant and equipment of $342.5 million grew $4.6 million over year-end. Capital expenditures during the quarter exceeded depreciation, retirements, and foreign currency translation. Expenditures for the European Technical Center,
European plant expansions and conversions, the Racine Technical Center, new Chrysler Jeep programs, a new International Truck and Engine program, process improvements, tooling for new products and various new equipment were among the items contributing to the increase shown. Outstanding commitments for capital expenditures were $40.1 million at June 26, 2000. Approximately one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from continuing operations and third party borrowing as required.

Investments in unconsolidated affiliates of $28.0 million remained essentially unchanged from year-end.

Intangible assets decreased by $2.2 million. Amortization and foreign currency translation were the main items contributing to the change.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $163.6 million were $4.9 million higher than March 2000. Normal timing differences in the level of operating activity were responsible for the increase. Accrued income taxes increased $7.4 million from timing differences in making estimated payments.

Debt
----

Outstanding debt decreased $27.5 million to $193.1 from the March 2000 balance of $220.6 million. Domestic long-term debt decreased $16.9 million. Foreign long-term debt decreased $7.5 million. Total short-term borrowing decreased $3.1 million to $3.2 million. The foreign portion of the reduction in short-term debt totaled $2.1 million.

Domestically, Modine's unused lines of credit were $20.7 million. Consolidated available lines of credit increased $37.5 million to $71.1 million during the quarter. Foreign unused lines of credit were $50.4 million. Total debt as a percentage of shareholders' equity decreased from 45.9% to 39.6%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $7.1 million to a total of $487.3 million. The net increase resulted primarily from net earnings of $18.0 million for the first three months. Offsetting items included an unfavorable foreign currency translation impact of $3.5 million during the quarter and dividends paid to shareholders of $7.3 million.


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

     The Mitsubishi and Showa Litigation
     -----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's
PF(r) Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a Settlement Agreement and License with respect to the same. The Agreement calls for cross licensing of the foregoing technologies between the parties with Modine receiving an initial payment exceeding $14.0 million. Subsequent payments of twice such amount are payable to Modine upon confirmation of the validity of Modine's PF patents in Japan, the United States, and the European Union. Running royalties are applicable to future sales by Showa for the use of Modine's PF technology through the expiration of the corresponding patents in 2006-2008. All legal proceedings between the parties are being dismissed.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on July 19, 2000:

     1.   Election of Directors.  The following were elected to
          ---------------------
serve as directors of the Company until 2003 or until their successors are elected:

                                   Votes For       Votes Withheld
                                   ---------       --------------
          Frank W. Jones           25,455,168          387,363
          Dennis J. Kuester        25,201,597          640,934
          Michael T. Yonker        25,474,073          368,458


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

      3             Restated By-Laws (as amended) (filed by
                    reference to the Registrant's Annual
                    Report on Form 10-K for the fiscal year
                    ended March 31, 2000).

      4(a) Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

      4(b)(i)       Rights Agreement Amendment No. 1 dated
                    as of January 18, 1995 between the
                    Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

      4(b)(ii)      Rights Agreement Amendment No. 2 dated
                    as of January 18, 1995 between the
                    Registrant and First Chicago Trust
                    Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

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

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Form 8-K to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein dated June 9, 2000. Subsequent to the end of the quarter, the Company filed a second Form 8-K on July 20, 2000 relating to the News Release of July 19, 2000 announcing the agreements signed by Showa Aluminum Corporation and Mitsubishi Heavy Industries, Ltd.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MODINE MANUFACTURING COMPANY
                              -------------------------------------
                              (Registrant)


                              By:  A. D. REID
                                 --------------------------------------
                                  A. D. Reid, Vice President,
                                    Finance and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  August 7, 2000         By:  W. E. PAVLICK
                                 --------------------------------------
                                  W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary