Form 10-Q
period 2000-09-26
MODINE MANUFACTURING CO
filed 2000-11-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				 FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 26, 2000
					------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class                     Outstanding at November 6, 2000
   -------------------------------   -------------------------------
   Common Stock, $0.625 Par Value             29,254,940

		      MODINE MANUFACTURING COMPANY

			       INDEX

								      Page No.
								      --------

PART I.    FINANCIAL INFORMATION

	Item 1.  Financial Statements

		      Consolidated Balance Sheets -
			September 26 and March 31, 2000                    3

		      Consolidated Statements of Earnings -
			For the Three Months Ended
			September 26, 2000 and 1999
			and the Six Months Ended
			September 26, 2000 and 1999                        4

		      Consolidated Statements of Cash Flows -
			For the Six Months Ended September 26,
			2000 and 1999                                      5

		      Notes to Consolidated Financial Statements           6

	Item 2.  Management's Discussion and Analysis
		      of Results of Operations and Financial
		      Condition                                           11

PART II.   OTHER INFORMATION

	Item 1.  Legal Proceedings                                        15

	Item 5.  Other Information                                        16

	Item 6.  Exhibits and Reports on Form 8-K                         16

Signatures                                                                19

		     MODINE MANUFACTURING COMPANY
		      CONSOLIDATED BALANCE SHEETS
		September 26, 2000 and March 31, 2000
	       (In thousands, except per-share amounts)
			    (Unaudited)
					  September 26, 2000     March 31, 2000
					  ------------------     --------------
ASSETS
------
  Current assets:
  Cash and cash equivalents                    $  17,914           $  31,070
  Trade receivables, less allowance
    for doubtful accounts of $4,063
    and $4,436, respectively                     169,229             182,724
  Inventories                                    152,749             168,597
  Deferred income taxes and other
    current assets                                39,180              47,164
					       ---------           ---------
  Total current assets                           379,072             429,555
					       ---------           ---------
  Noncurrent assets:
  Property, plant, and equipment -- net          345,802             337,987
  Investment in affiliates                        27,892              28,440
  Goodwill and other intangible
    assets -- net                                 65,945              70,339
  Deferred charges and other noncurrent
    assets                                        66,700              64,786
					       ---------           ---------
  Total noncurrent assets                        506,339             501,552
					       ---------           ---------
	Total assets                           $ 885,411           $ 931,107
					       =========           =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
  Current liabilities:
  Short-term debt                              $   6,437           $   6,319
  Long-term debt -- current portion                3,621               3,128
  Accounts payable                                72,124              84,893
  Accrued compensation and employee
    benefits                                      45,139              46,479
  Income taxes                                    10,421               7,336
  Accrued expenses and other current
    liabilities                                   30,434              27,322
					       ---------           ---------
  Total current liabilities                      168,176             175,477
					       ---------           ---------
  Other liabilities:
  Long-term debt                                 155,274             211,112
  Deferred income taxes                           25,256              24,536
  Other noncurrent liabilities                    39,740              39,740
					       ---------           ---------
  Total noncurrent liabilities                   220,270             275,388
					       ---------           ---------
	Total liabilities                        388,446             450,865
					       ---------           ---------

  Shareholders' investment:
  Preferred stock, $0.025 par value,
    authorized 16,000 shares,
    issued - none                                      -                   -
  Common stock, $0.625 par value,
    authorized 80,000 shares, issued
    30,342 shares                                 18,964              18,964
  Additional paid-in capital                      13,863              13,573
  Retained earnings                              525,618             505,522
  Accumulated other comprehensive loss           (26,926)            (21,629)
  Treasury stock at cost: 1,062 and
    1,081 shares, respectively                   (33,030)            (34,394)
  Restricted stock - unamortized value            (1,524)             (1,794)
					       ---------           ---------
	Total shareholders' investment           496,965             480,242
					       ---------           ---------
	Total liabilities and shareholders'
	  investment                           $ 885,411           $ 931,107
					       =========           =========

  (See accompanying notes to consolidated financial statements.)

				      MODINE MANUFACTURING COMPANY
				  CONSOLIDATED STATEMENTS OF EARNINGS
			For the three months ended September 26, 2000 and 1999
			 For the six months ended September 26, 2000 and 1999
			       (In thousands, except per-share amounts)
					      (Unaudited)
							  Three months ended               Six months ended
						     -------------------------       -------------------------
							     September 26                    September 26
						     -------------------------       -------------------------
							2000            1999            2000            1999
						     ---------       ---------       ---------       ---------
Net Sales                                            $ 269,775       $ 286,691       $ 556,259       $ 570,538
Cost of sales                                          198,764         207,103         402,661         408,985
						     ---------       ---------       ---------       ---------

Gross profit                                            71,011          79,588         153,598         161,553
Selling, general, and administrative expenses           57,654          54,707         110,942         106,451
						     ---------       ---------       ---------       ---------

Income from operations                                  13,357          24,881          42,656          55,102

Interest expense                                        (2,026)         (1,921)         (4,171)         (3,514)
Patent settlements                                      15,084               -          16,959           1,000
Other income -- net                                      3,829             921           4,554           2,595
						     ---------       ---------       ---------       ---------

Earnings before income taxes                            30,244          23,881          59,998          55,183
Provision for income taxes                              11,226           8,785          23,018          20,578
						     ---------       ---------       ---------       ---------

Net earnings                                         $  19,018       $  15,096       $  36,980       $  34,605
						     =========       =========       =========       =========

Net earnings per share of common stock
	- Basic                                          $0.65           $0.51           $1.26           $1.17
	- Assuming dilution                              $0.65           $0.51           $1.26           $1.16
						     =========       =========       =========       =========

Dividends per share                                      $0.25           $0.23           $0.50           $0.46
						     =========       =========       =========       =========

Weighted average shares -- basic                        29,275          29,536          29,270          29,532
Weighted average shares -- assuming dilution            29,484          29,838          29,434          29,844
						     =========       =========       =========       =========

(See accompanying notes to consolidated financial statements.)

			  MODINE MANUFACTURING COMPANY
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (In thousands)
	       For the Six Months Ended September 26, 2000 and 1999
			       (Unaudited)


					      Six months ended September 26
					      -----------------------------
						  2000            1999
						--------        --------
Net cash provided by operating activities       $ 82,068        $ 29,689

Cash flows from investing activities:
Expenditures for property, plant, and
  equipment                                      (36,725)        (48,390)
Acquisitions, net of cash acquired                   249               -
Return of capital/ (investments in
  affiliates)                                        467          (1,500)
Proceeds from dispositions of property,
  plant, and equipment                               133             151
Other -- net                                         106            (193)
						--------        --------

Net cash used for investing activities           (35,770)        (49,932)

Cash flows from financing activities:
Increase in short-term debt -- net                   542           3,514
Additions to long-term debt                        2,386          61,074
Reductions of long-term debt                     (46,862)        (22,683)
Issuance of common stock, including
  treasury stock                                   1,811           2,539
Purchase of treasury stock                        (2,692)         (2,767)
Cash dividends paid                              (14,639)        (13,583)
						--------        --------

Net cash (used for)/provided by financing
  activities                                     (59,454)         28,094
						--------        --------

Net (decrease)/increase in cash and cash
  equivalents                                    (13,156)          7,851
Cash and cash equivalents at beginning
  of period                                       31,070          49,163
						--------        --------

Cash and cash equivalents at end of period      $ 17,914        $ 57,014
						========        ========

(See accompanying notes to consolidated financial statements.)

		    MODINE MANUFACTURING COMPANY

	  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, Management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

							 (in thousands)
    --------------------------------------------------------------------
				  September 26, 2000      March 31, 2000
    --------------------------------------------------------------------

    Raw materials                    $ 31,637               $ 35,872
    Work in process                    38,417                 39,146
    Finished goods                     82,695                 93,579
				     --------               --------
       Total inventories             $152,749               $168,597
				     ========               ========


2.  Property, plant, and equipment is composed of:

							 (in thousands)
    --------------------------------------------------------------------
				  September 26, 2000      March 31, 2000
    --------------------------------------------------------------------

    Gross property,
      plant & equipment              $655,083               $634,170
    Less accumulated
      depreciation                   (309,281)              (296,183)
				     --------               --------
	 Net property,
	   plant & equipment         $345,802               $337,987
				     ========               ========


3.  Intangible assets include:

							 (in thousands)
    --------------------------------------------------------------------
				  September 26, 2000      March 31, 2000
    --------------------------------------------------------------------

    Goodwill                         $ 88,202               $ 89,815
    Patents and product
      technology                        8,389                  8,389
    Other intangibles                   3,166                  3,204
    Less accumulated
      amortization                    (33,812)               (31,069)
				     --------               --------
	Net intangible assets        $ 65,945               $ 70,339
				     ========               ========

4.  Segment data:

							 (In thousands)
    --------------------------------------------------------------------
    Quarter ended September 26,                 2000          1999
						----          ----
    Sales:
      Original Equipment                      $102,905      $110,400
      Distributed Products                     105,916       118,140
      European Operations                       69,122        68,791
    --------------------------------------------------------------------
	Segment sales                          277,943       297,331
      Eliminations                              (8,168)      (10,640)
    --------------------------------------------------------------------
	Total net sales                       $269,775      $286,691
    --------------------------------------------------------------------
    Operating income:
      Original Equipment                      $ 12,429      $ 19,007
      Distributed Products                       9,910        16,479
      European Operations                        7,546         4,437
    --------------------------------------------------------------------
	Segment operating income                29,885        39,923
      Corporate & administrative
	expenses                               (16,568)      (15,017)
      Eliminations                                  40           (20)
      Other items not allocated
	    to segments                         16,887        (1,005)
    --------------------------------------------------------------------
	Earnings before income taxes          $ 30,244      $ 23,881
    --------------------------------------------------------------------

							 (In thousands)
    --------------------------------------------------------------------
    Six Months ended September 26,              2000          1999
						----          ----
    Sales:
      Original Equipment                      $223,455      $231,473
      Distributed Products                     202,042       215,728
      European Operations                      149,324       144,514
    --------------------------------------------------------------------
	Segment sales                          574,821       591,715
      Eliminations                             (18,562)      (21,177)
    --------------------------------------------------------------------
	Total net sales                       $556,259      $570,538
    --------------------------------------------------------------------
    Operating income:
      Original Equipment                      $ 36,238      $ 43,889
      Distributed Products                      19,144        27,742
      European Operations                       17,906        12,506
    --------------------------------------------------------------------
	Segment operating income                73,288        84,137
      Corporate & administrative
	expenses                               (30,684)      (29,026)
      Eliminations                                  52            (6)
      Other items not allocated
	    to segments                         17,342            78
    --------------------------------------------------------------------
	Earnings before income taxes          $ 59,998      $ 55,183
    --------------------------------------------------------------------

    At the end of the fourth quarter in fiscal 2000, several changes were introduced in the basis for measuring segment profit or loss.
    Two changes that affected amounts previously reported for the quarter and six months ended September 1999 were the relocation of certain goodwill amortization previously recorded at Corporate to the Distributed Products segment and the allocation of Corporate headquarters functions to include only a general building, technical center, and aircraft use allocation. Another modification from classifications originally reported last September was a change to relocate goodwill expense to SG&A expense from other expenses not allocated to a particular segment. Additionally, in the first quarter of fiscal 2001, a change was made by management to relocate the aftermarket business unit of the European Operations segment to the Distributed Products segment. The quarterly and six-month sales and operating income information presented above has been restated for earlier periods to reflect the effects of these changes.

							 (In thousands)
    --------------------------------------------------------------------
					September 26,      March 31,
    Period ending                          2000              2000
    --------------------------------------------------------------------
    Assets:
     Original Equipment                  $249,266          $265,495
     Distributed Products                 244,843           263,733
     European Operations                  174,788           189,803
     Corporate & Administrative           266,731           264,562
     Eliminations                         (50,217)          (52,486)
    --------------------------------------------------------------------
       Total assets                      $885,411          $931,107
    --------------------------------------------------------------------

    In the first quarter of fiscal 2001, management relocated the aftermarket business unit of the European Operations segment to the Distributed Products segment. The asset data presented for March 31, 2000 has been restated to reflect the effect of this change.

5. Recent developments concerning legal proceedings reported in Modine Manufacturing Company ("Modine or Company") Form 10-K report for the year ended March 31, 2000, are updated in Part II, Other Information,
    Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.

6. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

				  (In thousands, except per-share amounts)
    -------------------------------------------------------------------------
				    Three months ended     Six months ended
				       September 26          September 26
    -------------------------------------------------------------------------
				     2000       1999         2000      1999
    -------------------------------------------------------------------------
    Net earnings per share of
      common stock:
    -------------------------
	- basic                      $0.65      $0.51       $ 1.26     $1.17
	- assuming dilution          $0.65      $0.51       $ 1.26     $1.16
    Numerator:
    ----------
    Income available to common
       shareholders                $19,018    $15,096      $36,980   $34,605
    Denominator:
    -----------
    Weighted average shares
       outstanding - basic          29,275     29,536       29,270    29,532
    Effect of dilutive
       securities - options*           209        302          164       312
				    ------     ------       ------    ------
    Weighted average shares
       outstanding - assuming
       dilution                     29,484     29,838       29,434    29,844
    -------------------------------------------------------------------------

    *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

     Average market price per share  $28.00    $30.30       $25.26    $30.37
      Number of shares                1,104       740        1,263       740

7. Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 2000 and 1999, respectively, were $17,228 and $15,762 for three months, and $31,683 and $34,716 for six months.

8. In June 2000, Modine purchased for cash the remaining 50-percent share of Daikin-Modine, Inc. from its joint venture partner Daikin Industries, Ltd. Daikin-Modine is not considered material to the financial statements of Modine and, accordingly, pro-forma information is not presented. The operation has been integrated into Modine's Commercial HVAC&R Division and its operating results are being reported on a consolidated basis in the Distributed Products segment from the date of acquisition.

9. On July 14, 2000, Modine reached an agreement with Showa Aluminum Corporation to cross-license each other's patents on PF(r) and SC air-conditioning condensers. As a result of the agreement and another agreement with Mitsubishi Heavy Industries, Modine received in the first and second quarter payments totaling $17.0 million representing partial settlement for past infringement of Modine's PF(r) Parallel Flow technology. The agreements settle the companies' respective lawsuits on the subject technology. Contingent royalties of approximately $27 million may be received in about a year, and additional contingent royalties that could meet or exceed that amount may be received over the next eight years. Beyond the initial $17.0 million in payments already received, the future lump-sum payments and running royalties are contingent on confirmation of the validity of Modine's PF(r) technology patents in Japan, Europe, and the United States and on Showa's and Mitsubishi's future sales of the subject condensers. The reported results of operations for the second quarter of fiscal 2001 include the initial amount of $15.1 million from the Showa agreement.

10. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2000 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments that are, in the opinion of Management, necessary for a fair presentation of results for the interim period. Results for the first six months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

11. Certain notes and other information have been condensed or omitted from these interim financial statements which consolidate both domestic and foreign wholly-owned subsidiaries. Therefore, these statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's
    2000 Annual Report to shareholders which were incorporated by reference in Modine's Form 10-K Report for the year ended
    March 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 2000-01 with the Second Quarter
-------------------------------------------------------------------
of 1999-00
----------

Net sales for the second quarter of fiscal 2000-2001 were $269.8 million, down 5.9% from the $286.7 million reported in the second quarter of last year. Sales would have been approximately $10.7 million higher without the impact of a stronger U.S. dollar in relation to the Euro.

The quarter's sales results were affected by a number of factors. Revenues in the Distributed Products segment declined by over 10%. An extremely soft North American aftermarket and the negative currency impact on the segment's operations in Europe were the main factors contributing to the decline. In the Original Equipment segment, mixed results were recorded for the quarter with overall revenues down by almost 7%. North American heavy truck sales decreased from an all-time high in the prior year to a lower than average level in the current year while North American automotive results were also weaker than expected due to lower demand. On the positive side, improved results were recorded in the off-highway business. Overall, revenues in the European Operations segment grew by less than 1% for the quarter. Improved results in the European off-highway and automotive markets were offset by the negative currency-translation impact recorded in the quarter which lowered European sales results by more than 12%.

Gross margin at 26.3%, as a percentage of sales, was down 1.5% from the second quarter of the previous year. Material costs as a percentage of sales grew by 1.7% while labor and overhead declined slightly. Improvements in the European Operations segment and in the construction and agricultural market of the Original Equipment segment were more than offset by lower margins earned in truck and automotive markets of the Original Equipment segment and by lower margins in the Distributed Products segment (aftermarket and HVAC).

Selling, general and administrative expenses of $57.7 million increased 5.4% over last year's second quarter while increasing to 21.4% from 19.1% as a percentage of sales. On-going litigation costs to protect Modine's patents around the world, higher statutory and fringe benefits expenses and higher depreciation expense from capital expenditures made over the past several years were some of the items contributing to the increase.

Operating income at 5.0% was 3.7% lower as a percentage of sales than last year as a result of the higher selling, general and administrative expenses and lower than expected sales volume.

Interest expense increased $0.1 million, or 5%, from the same quarter a year ago while average outstanding debt levels during the quarter decreased from a year ago. Interest expense grew despite the reduction in debt due to rising interest rates when compared to the same quarter a year ago. Lower capitalized interest on major capital projects also contributed to the rise in interest expense.

Net non-operating income in the current quarter increased $18.0 million from the same quarter of the previous year. The current year's quarter included a patent settlement with Showa Aluminum Corporation for $15.1 million as a settlement for past infringement of Modine's PF(r) parallel flow technology. Also included in the current year's quarter was a $1.3 million gain related to the sale of a closed facility in Michigan. Improved equity earnings for the quarter from the company's Brazilian joint-venture also contributed to the overall increase.

The effective tax rate increased slightly to 37.1% when compared to the same period last year.

Net earnings for the second quarter of $19.0 million were 26% higher than last year's $15.1 million earned in the second quarter. Earnings per share were $0.65 basic and diluted, compared to $0.51 basic and diluted in the prior year. The currency translation effect of a stronger U.S. dollar recorded during the quarter reduced reported after-tax earnings by $0.02 per diluted share while the impact of the lump-sum patent infringement settlement recorded in other non-operating income improved reported after-tax earnings by $0.32 per diluted share.


Comparison of the First Six Months of 2000-01 with the First Six
----------------------------------------------------------------
Months of 1999-00
-----------------

Net sales for the first six months of fiscal 2000-2001 were $556.3 million, down 2.5% from the $570.5 million reported in the same period of last year. Sales were negatively impacted by a stronger U.S. dollar in relation to the Euro by approximately $24.9 million.

Overall changes in the company's segment sales were very similar to those reported for the second quarter. The Distributed Products segment declined by over 6% with major factors being a very soft North American aftermarket and the negative currency impact on the segment's European sales. In the Original Equipment segment, sales declined by almost 3.5%. Improved results in the North American off-highway markets were offset by reduced demand in the North American heavy-truck and automotive markets. Overall revenues in the European Operations segment grew by over 3%. Improved results in the European automotive and off-highway markets, were negatively impacted by currency translation. Excluding the translation impact, European Operations sales would have grown by more than 17%.

Gross margin of 27.6%, as a percent of sales, was down 0.7% from the first six months of the previous year. Material costs as a percentage of sales grew by 1.4%, while overhead and labor declined in total by 0.7%. Improvements in the European Operations segment and in the construction and agricultural market of the Original Equipment segment were more than offset by lower margins earned in truck and automotive markets of the Original Equipment segment and by lower margins in the Distributed Products segment (aftermarket and HVAC).

Selling, general and administrative expenses of $110.9 million increased 4.2% over the first six months of last year while increasing to 19.9% from 18.7% as a percentage of sales. On-going litigation costs to protect Modine's patents around the world, higher statutory and fringe benefits expenses and higher depreciation expense from capital expenditures made over the past several years were items contributing to the increase. Higher research and development costs were also factor.

Operating income at 7.7% of sales, was down 2% from the 9.7% in the first half of the previous year. Lower than expected sales volumes, higher selling, general and administrative expenses and negative currency translation were all factors contributing to the reduction.

Interest expense increased $0.7 million, or 18.7% over the same six month period a year ago. Average outstanding debt levels for the six months declined from the same period a year ago. The debt reduction was influenced, in part, by the continuing decline of the Euro relative to the U.S. dollar. Despite the overall debt reduction, interest expense grew due to higher interest rates and lower capitalized interest.

The effective tax rate increased by just over 1.1% when compared to the same period last year. The rate increase was mainly due to the differential in foreign tax rates.

Net earnings for the first six months of the current year were $37.0 million, or $1.26 basic and diluted earnings per share. This compares to $34.6 million, or $1.17 basic and $1.16 diluted earnings per share, for the same six month period the year before. The higher earnings were due to the $17.0 million lump-sum royalty payments recorded as non-operating income in the first six months of this year. Annualized return on shareholders' investment, at 15.1% was within management's target range.

Outlook for the Remainder of the Year
-------------------------------------

In July, Modine indicated expectation of steady sales for the fiscal year, with earnings up about five percent because of patent settlements. Due to unanticipated weakness in several of Modine's markets, coupled with the continued stagnation of the Euro versus the U.S. dollar and the deferment of some new programs until fiscal 2002, the company is updating its forecasts. Modine now expects fiscal 2001 revenues to be about five to ten percent below the prior year with net earnings down commensurately. Modine continues to aggressively address cost and working capital reductions, which take on even greater importance under current business conditions. In addition, the company remains optimistic about future programs. Over the next year, they include some market share gains and the startup of a new product line, exhaust-gas-recirculation-coolers. Longer term, the programs include thermal management of fuel cells, heat-exchange systems for microturbines, and CO2 (carbon dioxide) air-conditioning systems. Modine will continue to leverage its technological expertise and established global relationships to realize the full potential each of these opportunities represents. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in Exhibit 99 to this Form 10-Q.


FINANCIAL CONDITION
-------------------

Comparison between September 26, 2000 and March 31, 2000
--------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $17.9 million were $13.2 million lower than March 31, 2000. Cash provided by operating activities was more than offset for the first six months by capital expenditures, debt repayments and the quarterly dividend payments.

Trade receivables of $169.2 million were down $13.5 million
(7.4%) over year-end primarily due to decreased sales volume
(down $16.7 million over the previous quarter).

Overall inventory levels decreased $15.8 million to $152.7 million compared to the prior year-end. The largest item contributing to the decrease was a reduction in finished goods in the aftermarket division. The continuing decline of the Euro relative to the dollar also had a continuing downward impact on the value of inventory levels.

Deferred income taxes and other current assets declined by $8 million to $39.2 million compared to last year-end. Lower unbilled tooling to customers recorded in this category and a reduction in other receivables were two of the larger items contributing to the overall change.

Working capital of $ 210.9 million decreased 17.0% from year-end. The current ratio decreased slightly to 2.3 to 1 from 2.4 to 1. Lower accounts payable were more than offset by lower cash and cash equivalents, trade receivables, inventories, deferred income taxes and other assets, and higher income taxes and accrued expenses payable.

Noncurrent Assets
-----------------

Net property, plant and equipment increased $7.8 million to $345.8 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Expenditures for the European Technical Center, European plant expansions and conversions, the Racine Technical Center, new Chrysler Jeep programs, a new International Truck and Engine program, process improvements, tooling for new products and various new equipment were among the items contributing to the increase shown. Outstanding commitments for capital expenditures were $36.9 million at September 26, 2000. Approximately one-half of the commitments relate to Modine's
European operations. The outstanding commitments will be financed through a combination of funds generated from continuing operations and third party borrowing as required.

Intangible assets decreased by $4.4 million. Amortization and foreign currency translation were the main items contributing to the change.

Deferred charges and other noncurrent assets increased $1.9 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $147.7 million
were $11.0 million lower than March 2000.   A concerted effort to
reduce inventory levels resulting in lower payables, and normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes increased $3.1 million from timing differences in making estimated payments and certain federal tax benefits.

Debt
----

Outstanding debt decreased by $55.2 million to $165.3 million from March 31, 2000 balance of $220.6 million. Domestic long-term debt decreased $42.3 million. The reduction was primarily due to a decrease in working capital needs and a large lump-sum patent
settlement received in September.   Foreign long-term debt
decreased $13.0 million. The foreign portion of short-term debt decreased $0.9 million, while domestic short-term debt increased $1.0 million.

Consolidated available lines of credit decreased $6.5 million to $64.6 million during the quarter. Domestically, Modine's unused lines of credit were $40.7 million. Foreign unused lines of credit were $23.9 million. Total debt as a percentage of shareholders' equity decreased from 45.9% to 33.3%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $16.7 million to a total of $497.0 million. The net increase came primarily from net earnings of $37.0 million for the first six months. Offsetting items included an unfavorable foreign currency translation impact of $5.3 million during the period and dividends paid to shareholders of $14.6 million.


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


	The Mitsubishi and Showa Litigation
	-----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF(r) Parallel Flow technology and Showa's SC condenser. On
July 14, 2000, Modine and Showa reached a Settlement Agreement and License with respect to the same. The Agreement calls for cross licensing of the foregoing technologies between the parties with Modine receiving an initial payment of $15.1 million representing partial settlement for past infringement of Modine's PF(r) Parallel Flow technology. Subsequent payments of twice such amount are payable to Modine upon confirmation of the validity of Modine's PF patents in Japan, the United States, and the European Union. Running royalties are applicable to future sales by Showa for the use of Modine's PF technology through the expiration of the corresponding patents in 2006-2008. All legal proceedings between the parties are being dismissed.

Other previously reported legal proceedings between the parties have been settled or the issues resolved so as to not merit further reporting.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

Item 5.  Other Information.

On October 26, 2000, Ernest T. Thomas was appointed Senior Vice
President and Chief Financial Officer, replacing Alan D. Reid,
Vice President and Chief Financial Officer who retired from the Company.


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

Reference Number
per Item 601 of
Regulation S-K                                                    Page
----------------                                                  ----

     4(b)(iv)        Rights Agreement Amendment No. 4 dated
		     as of November 10, 1997 between the
		     Registrant and Norwest Bank
		     Minnesota, N.A., [now known as Wells
		     Fargo Bank Minnesota, N.A.] (Rights
		     Agent) (filed by reference to the
		     exhibit contained within the
		     Registrant's Quarterly Report on
		     Form 10-Q dated December 26, 1997).

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

    27*              Financial Data Schedule (electronic
		     transmission only).

    99*              Important Factors and Assumptions
		     Regarding Forwarding-Looking
		     Statements.                                   20

*Filed herewith.

	(b)  Reports on Form 8-K:
	     -------------------

The Company filed one Report on Form 8-K after the quarter ended September 26, 2000. The Report announced the appointment of Ernest T. Thomas as Senior Vice President and Chief Financial Officer as referenced in Item 5. The date of the Report is October 26, 2000.

			   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				   MODINE MANUFACTURING COMPANY
				   (Registrant)


				   By: E. T. THOMAS
				      ------------------------------------
				      E. T. Thomas, Senior Vice President,
					 and Chief Financial Officer
					 (Principal Financial Officer)


Date:  November 8, 2000            By: W. E. PAVLICK
				      ------------------------------------
				      W. E. Pavlick, Senior Vice President,
					 General Counsel and Secretary