Form 10-Q
period 2000-12-26
MODINE MANUFACTURING CO
filed 2001-02-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 2000
                                       -----------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                               39-0482000
     --------------------------------             ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin            53403-2552
     -------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                       -----------------


                            NOT APPLICABLE
     -------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at February 6, 2001
     ------------------------------   -------------------------------
     Common Stock, $0.625 Par Value          29,395,511

                  MODINE MANUFACTURING COMPANY

                              INDEX


                                                              Page No.
                                                              --------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Consolidated Balance Sheets -
                 December 26 and March 31, 2000                   3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 December 26, 2000 and 1999
                 and the Nine Months Ended
                 December 26, 2000 and 1999                       4

               Consolidated Statements of Cash Flows -
                 For the Nine Months Ended December 26,
                 2000 and 1999                                    5

               Notes to Consolidated Financial Statements         6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                       12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                  17

     Item 5.  Other Information                                  18

     Item 6.  Exhibits and Reports on Form 8-K                   18

Signatures                                                       20

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              December 26, 2000 and March 31, 2000
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                December 26, 2000   March 31, 2000
                                                -----------------   --------------
ASSETS
------
 Current assets:
 Cash and cash equivalents                         $  19,855          $  31,070
 Trade receivables, less allowance for
  doubtful accounts of $4,225 and $4,436,
  respectively                                       158,986            182,724
 Inventories                                         148,391            168,597
 Deferred income taxes and other current
  assets                                              36,913             47,164
                                                   ---------          ---------
 Total current assets                                364,145            429,555
                                                   ---------          ---------

 Noncurrent assets:
 Property, plant, and equipment -- net               350,989            337,987
 Investment in affiliates                             26,954             28,440
 Goodwill and other intangible assets -- net          64,606             70,339
 Deferred charges and other noncurrent assets         68,616             64,786
                                                   ---------          ---------
 Total noncurrent assets                             511,165            501,552
                                                   ---------          ---------
  Total assets                                     $ 875,310          $ 931,107
                                                   =========          =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                                   $   8,766          $   6,319
 Long-term debt -- current portion                    17,233              3,128
 Accounts payable                                     70,297             84,893
 Accrued compensation and employee benefits           46,618             46,479
 Income taxes                                          7,438              7,336
 Accrued expenses and other current
  liabilities                                         33,569             27,322
                                                   ---------          ---------
 Total current liabilities                           183,921            175,477
                                                   ---------          ---------

 Other liabilities:
 Long-term debt                                      137,547            211,112
 Deferred income taxes                                25,293             24,536
 Other noncurrent liabilities                         39,281             39,740
                                                   ---------          ---------
 Total noncurrent liabilities                        202,121            275,388
                                                   ---------          ---------
    Total liabilities                                386,042            450,865
                                                   ---------          ---------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none                  -                  -
 Common stock, $0.625 par value, authorized
  80,000 shares, issued 30,342 shares                 18,964             18,964
 Additional paid-in capital                           13,990             13,573
 Retained earnings                                   522,760            505,522
 Accumulated other comprehensive loss                (34,912)           (21,629)
 Treasury stock at cost: 987 and 1,081
  shares, respectively                               (30,147)           (34,394)
 Restricted stock - unamortized value                 (1,387)            (1,794)
                                                   ---------          ---------
    Total shareholders' investment                   489,268            480,242
                                                   ---------          ---------
    Total liabilities and shareholders'
        investment                                 $ 875,310          $ 931,107
                                                   =========          =========

    (See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 2000 and 1999
              For the nine months ended December 26, 2000 and 1999
                    (In thousands, except per-share amounts)
                                   (Unaudited)


                                                      Three months ended             Nine months ended
                                                    ------------------------      ------------------------
                                                         December 26                   December 26
                                                    ------------------------      ------------------------
                                                       2000         1999             2000         1999
                                                    ----------   -----------      ----------   -----------
Net Sales                                            $ 252,346    $ 283,520        $ 808,605    $ 854,058
Cost of sales                                          186,884      205,184          589,545      614,169
                                                     ---------     --------        ---------    ---------

Gross profit                                            65,462       78,336          219,060      239,889
Selling, general, and administrative expenses           53,507       57,016          164,449      163,467
                                                     ---------     --------        ---------    ---------

Income from operations                                  11,955       21,320           54,611       76,422

Interest expense                                        (1,758)      (2,490)          (5,929)      (6,004)
Patent settlements                                           -            -           16,959        1,000
Other income -- net                                      1,012          772            5,566        3,367
                                                     ---------     --------        ---------    ---------

Earnings before income taxes                            11,209       19,602           71,207       74,785
Provision for income taxes                               5,100        3,407           28,118       23,985
                                                     ---------     --------        ---------    ---------

Net earnings                                         $   6,109    $  16,195        $  43,089    $  50,800
                                                     =========    =========        =========    =========

Net earnings per share of common stock
  - Basic                                                $0.21        $0.55            $1.47        $1.72
  - Assuming dilution                                    $0.20        $0.55            $1.46        $1.71
                                                     =========    =========        =========    =========

Dividends per share                                      $0.25        $0.23            $0.75        $0.69
                                                     =========    =========        =========    =========

Weighted average shares -- basic                        29,486       29,494           29,275       29,519
Weighted average shares -- assuming dilution            29,809       29,657           29,426       29,781
                                                     =========    =========        =========    =========

     (See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 2000 and 1999
                           (Unaudited)

                                                    Nine months ended December 26
                                                    -----------------------------
                                                         2000           1999
                                                      ----------     ----------

Net cash provided by operating activities              $114,905       $ 59,237

Cash flows from investing activities:
Expenditures for property, plant, and equipment         (54,671)       (73,638)
Acquisitions, net of cash acquired                          249              -
Return of capital/ (investments in affiliates)              467         (2,100)
Proceeds from dispositions of property, plant,
 and equipment                                              313            288
Other -- net                                             (1,864)        (2,249)
                                                       --------       --------

Net cash used for investing activities                  (55,506)       (77,699)

Cash flows from financing activities:
Increase in short-term debt -- net                        2,959          3,888
Additions to long-term debt                              46,602         63,436
Reductions of long-term debt                            (98,575)       (42,643)
Issuance of common stock, including treasury stock        4,582          2,675
Purchase of treasury stock                               (4,228)        (6,888)
Cash dividends paid                                     (21,954)       (20,365)
                                                       --------       --------

Net cash (used for)/provided by financing
 activities                                             (70,614)           103
                                                       --------       --------

Net decrease in cash and cash equivalents               (11,215)       (18,359)
Cash and cash equivalents at beginning of period         31,070         49,163
                                                       --------       --------

Cash and cash equivalents at end of period             $ 19,855       $ 30,804
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

                                                         (in thousands)
     ------------------------------------------------------------------
                              December 26, 2000       March 31, 2000
     ------------------------------------------------------------------

     Raw materials                $ 32,412               $ 35,872
     Work in process                36,260                 39,146
     Finished goods                 79,719                 93,579
                                  --------               --------
      Total inventories           $148,391               $168,597
                                  ========               ========

2.   Property, plant, and equipment is composed of:

                                                         (in thousands)
     ------------------------------------------------------------------
                              December 26, 2000       March 31, 2000
     ------------------------------------------------------------------

     Gross property,
      plant & equipment           $664,543               $634,170
     Less accumulated
      depreciation                (313,554)              (296,183)
                                  --------               --------
      Net property,
        plant & equipment         $350,989               $337,987
                                  ========               ========

3.   Intangible assets include:

                                                         (in thousands)
     ------------------------------------------------------------------
                              December 26, 2000       March 31, 2000
     ------------------------------------------------------------------

     Goodwill                     $ 88,370               $ 89,815
     Patents and product
       technology                    8,389                  8,389
     Other intangibles               3,307                  3,204
     Less accumulated
      amortization                 (35,460)               (31,069)
                                  --------               --------
      Net intangible assets       $ 64,606               $ 70,339
                                  ========               ========

4.   Segment data:
                                                         (In thousands)
     ------------------------------------------------------------------
     Quarter ended December 26,                2000           1999
                                             --------       --------
     Sales:
       Original Equipment                     $ 99,813      $120,979
       Distributed Products                     87,809        95,299
       European Operations                      73,379        78,640
     ------------------------------------------------------------------
         Segment sales                         261,001       294,918
       Eliminations                             (8,655)      (11,398)
     ------------------------------------------------------------------
             Total net sales                  $252,346      $283,520
     ------------------------------------------------------------------
     Operating income:
       Original Equipment                     $ 13,563      $ 22,257
       Distributed Products                      5,097         7,086
       European Operations                       8,732         8,348
     ------------------------------------------------------------------
         Segment operating income               27,392        37,691
       Corporate & administrative
            expenses                           (15,479)      (16,427)
       Eliminations                                 42            52
       Other items not allocated
            to segments                           (746)       (1,714)
      -----------------------------------------------------------------
          Earnings before income taxes        $ 11,209      $ 19,602
      -----------------------------------------------------------------


                                                         (In thousands)
     ------------------------------------------------------------------
     Nine Months ended December 26,            2000           1999
                                             --------       --------
     Sales:
       Original Equipment                    $323,268       $352,452
       Distributed Products                   289,851        311,028
       European Operations                    222,704        223,155
     ------------------------------------------------------------------
         Segment sales                        835,823        886,635
       Eliminations                           (27,218)       (32,577)
     ------------------------------------------------------------------
          Total net sales                    $808,605       $854,058
     ------------------------------------------------------------------
     Operating income:
       Original Equipment                    $ 49,801       $ 66,146
       Distributed Products                    24,241         34,828
       European Operations                     26,634         20,860
     ------------------------------------------------------------------
         Segment operating income             100,676        121,834
       Corporate & administrative
            expenses                          (46,163)       (45,453)
       Eliminations                                98             40
       Other items not allocated
            to segments                        16,596         (1,636)
     ------------------------------------------------------------------
             Earnings before income taxes    $ 71,207       $ 74,785
     ------------------------------------------------------------------

     At the end of the fourth quarter in fiscal 2000, several changes were introduced in the basis for measuring segment profit or loss. Two changes that affected amounts previously reported for the quarter and nine months ended December 1999 were the relocation of certain goodwill amortization previously recorded at Corporate to the Distributed Products segment and the allocation of Corporate headquarters functions to include only a general building, technical center, and aircraft use allocation. Another modification from classifications originally reported last December was a change to relocate goodwill expense to SG&A expense from other expenses not allocated to a particular segment. Additionally, in the first quarter of fiscal 2001, a change was made by management to relocate the aftermarket business unit of the European Operations segment to the Distributed Products segment. The quarterly and nine-month sales and operating income information presented above has been restated for earlier periods to reflect the effects of these changes.

                                                         (in thousands)
     ------------------------------------------------------------------
                                       December 26,       March 31,
     Period ending                         2000             2000
     ------------------------------------------------------------------
     Assets:
      Original Equipment                $241,314          $265,495
      Distributed Products               233,109           263,733
      European Operations                181,816           189,803
      Corporate & Administrative         270,436           264,562
      Eliminations                       (51,365)          (52,486)
     ------------------------------------------------------------------
            Total assets                $875,310          $931,107
     ------------------------------------------------------------------

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

6. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     -----------------------------------------------------------------------
                                    Three months ended   Nine months ended
                                       December 26          December 26
     -----------------------------------------------------------------------
                                      2000     1999        2000     1999
     -----------------------------------------------------------------------
     Net earnings per share of
     common stock:
          - basic                    $0.21    $0.55       $1.47    $1.72
          - assuming dilution        $0.20    $0.55       $1.46    $1.71
     Numerator:
     ---------
     Income available to
        common shareholders         $6,109  $16,195     $43,089  $50,800
     Denominator:
     -----------
     Weighted average shares
        outstanding - basic         29,486   29,494      29,275   29,519
     Effect of dilutive
        securities - options*          323      163         151      262
     Weighted average shares
        outstanding -
        assuming dilution           29,809   29,657      29,426   29,781
     -----------------------------------------------------------------------
     *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

        Average market price
           per share                $25.65   $24.82      $25.37   $27.99
        Number of shares             1,263    1,458       1,263    1,149

7. Comprehensive earnings/(loss) (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 2000 and 1999, respectively, were $(1,877) and $12,707 for three months, and $29,806 and $47,423 for nine months.

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

10. On December 14, 2000, Modine announced an agreement to acquire Thermacore International, Inc. a privately-held corporation based in Lancaster, Pa., that provides advanced thermal solutions for the electronics industry. The total transaction is valued at $110 million, including approximately $93.5 million for Thermacore common stock and Modine's assumption of approximately $16.5 million in Thermacore liabilities. The transaction is expected to be accounted for as a pooling of interests.

     Under the terms of the Agreement and Plan of Merger (the "Merger Agreement"), the consideration to be paid per share of Thermacore common stock is approximately $26.20 (the "Per Share Consideration"), which was derived by dividing the aggregate consideration to be paid in the Merger by the number of shares of Thermacore Common stock outstanding as of the date of the Merger Agreement, on a fully diluted basis, after giving effect to the conversion of the outstanding Thermacore convertible preferred stock and the exercise of all outstanding options to acquire Thermacore common stock.

     Under the terms of the Merger Agreement, each share of Thermacore common stock will be converted, in the merger, into that number of shares, or fraction of a share, of Modine common stock equal to the Per Share Consideration divided by the unweighted average of the last-sale prices of Modine's common stock as reported on The Nasdaq Stock Market for the 20 trading days ending on the fifth trading day preceding the effective date of the Merger; provided, however, that that average may not be more than $32.00 nor less than $22.08. Each share of Thermacore convertible preferred stock will be converted into that number of shares of Modine common stock that the holder would have been entitled to receive had such share of convertible preferred stock been converted into Thermacore common stock immediately prior to the merger. Outstanding options to acquire shares of Thermacore common stock will be converted into options to acquire Modine common stock, based on the exchange ratio used in the merger for the exchange of Thermacore common stock.

     Pending regulatory approval and the approval of Thermacore shareholders, the transaction is expected to close in early 2001.

11. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2000 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair presentation of results for the interim period. Results for the first nine months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 2000-01 with the Third Quarter
-----------------------------------------------------------------
of 1999-00
----------

Net sales for the third quarter of fiscal 2000-2001 were $252.3 million, down 11% from the $283.5 million reported in the third quarter of last year. Sales would have been approximately $19.8 million higher without the impact of a stronger U.S. dollar in relation to the Euro.

The quarter's sales results were affected by a number of factors. Revenues in the Distributed Products segment declined by almost 8%. An extremely soft North American aftermarket and the negative currency impact on the segment's operations in Europe were the main factors contributing to the decline. In the Original Equipment segment, mixed results were recorded for the quarter with overall revenues down by over 17%. A sharply lower North American heavy truck market and slowing light-vehicle sales overshadowed improved sales to off-highway customers and building-HVAC customers. Overall revenues in the European Operations segment declined by less than 7% for the quarter. Improved results in the European off-highway and automotive markets were offset by the negative currency-translation impact recorded in the quarter which lowered European sales results by more than 18%.

Gross margin at 25.9%, as a percentage of sales, was down from 27.6% recognized in the third quarter of the previous year.
Material costs as a percentage of sales grew by 1.7 percentage points. Labor remained steady as a percentage of sales at 7.9%. Manufacturing overhead also remained essentially unchanged as a percentage of sales despite one-time charges recorded in the quarter to exit an unprofitable product line in Europe. Looking at an analysis on a business segment basis, improvements in the European Operations segment and in the construction and agricultural market of the Original Equipment segment were more than offset by lower margins earned in the truck and automotive markets of the Original Equipment segment and by lower margins in the Distributed Products segment (aftermarket and HVAC).

Selling, general and administrative (SG&A) expenses of $53.5 million decreased 6.2% over last year's third quarter despite the one-time severance charges recorded in North America for staff reductions made in the quarter. As a percentage of sales, selling, general and administrative costs increased to 21.2% from 20.1%. The largest reduction in the quarter was in overall compensation costs resulting from lower management incentive and stock award expenses. Reductions in a number of other cost categories within SG&A expenses also contributed to the $3.5 million decrease shown for the quarter.

Operating income at 4.7% of sales was 2.8 percentage points lower than last year. Non-recurring charges for severance and the exiting of an unprofitable product line in Europe accounted for approximately one-half of the decrease in operating income as a percentage of sales. Material costs together with selling, general and administrative expenses declined at a slower rate than sales, also contributing to the decrease shown.

Interest expense decreased $0.7 million, or 29%, from the same quarter a year ago while average outstanding debt levels during the quarter decreased 36% from a year ago. Interest expense declined at a slower rate than debt due to increased borrowing rates from a year ago.

Net non-operating income in the current quarter increased $0.2 million from the same quarter of the previous year.

The effective tax rate of 45.5% increased 28.1 percentage points when compared to the same period last year. A change in tax-loss carryforwards at a foreign subsidiary was one of the main factors contributing to the increase. The carryforward benefit of $4 million was recognized for the first time in the third fiscal quarter last year. A change in the German statutory rate in the third fiscal quarter this year resulted in a $1.0 million charge, effectively reducing a portion of the tax benefit recognized in the prior year.

Net earnings for the third quarter of $6.1 million were 62% lower than last year's $16.2 million earned in the third quarter. Earnings per share were $0.21 basic and $0.20 diluted, compared to $0.55 basic and diluted in the prior year. Net earnings in the quarter were negatively impacted by $3.3 million in nonrecurring, pre-tax charges related to exiting an unprofitable product line in Europe and severance charges related to staff reductions in North America. The currency translation effect of a stronger U.S. dollar recorded during the quarter also reduced reported after-tax earnings by $0.04 per diluted share.


Comparison of the First Nine Months of 2000-01 with the First
-------------------------------------------------------------
Nine Months of 1999-00
----------------------

Net sales for the first nine months of fiscal 2000-2001 were $808.6 million, down 5.3% from the $854.1 million reported in the same period of last year. Sales would have been $44.7 million higher without the impact of a stronger U.S. dollar.

Overall changes in the company's segment sales were very similar to those reported for the third quarter. The Distributed Products segment declined by almost 7% with major factors being a very soft

North American aftermarket and the negative currency impact on the segment's European sales. In the Original Equipment segment, sales declined by a little over 8%. Improved results in the North American off-highway markets were offset by reduced demand in the North American heavy-truck and automotive markets. Overall revenues in the European Operations segment were essentially the same as in the prior year. Improved sales volumes in the European automotive and off-highway markets, were negatively impacted by currency translation. Excluding the translation impact, European Operations sales would have grown by more than 16%.

Gross margin of 27.1%, as a percent of sales, was down 1.0 percentage point from the first nine months of the previous year. Material costs as a percentage of sales grew by 1.5 percentage points, while overhead declined by 0.5 percentage point. Improvements in the European Operations segment, despite the one-time charge to manufacturing overhead taken in the third quarter for exiting an unprofitable product line, and improvement shown in the construction and agricultural market of the Original Equipment segment were more than offset by lower margins earned in truck and automotive markets of the Original Equipment segment and by lower margins in the Distributed Products segment (aftermarket and HVAC).

Selling, general and administrative expenses, which included one-time severance charges recorded in the third quarter, increased 0.6% to 164.4 million, or $1.0 million over the first nine months of last year while increasing to 20.3% from 19.1% as a percentage of sales. Other significant changes influencing the overall change were higher depreciation expense from capital expenditures made in the past several years, higher research and development costs, on-going litigation costs to protect Modine's patents around the world, and higher statutory and fringe benefits expenses. These increases were offset, in part, by smaller reductions in a number of other expense categories.

Operating income at 6.8% of sales, was down 2.1 percentage points from the 8.9% in the first nine months of the previous year. As mentioned above, special third quarter charges for severance related to staff reductions and Modine exiting an unprofitable product line in Europe were two items contributing to the change. Lower sales volumes, higher material costs as a percentage of sales and negative currency translation were also factors contributing to the reduction.

Interest expense decreased $0.1 million, or 1.2% over the same nine month period a year ago. Average outstanding debt levels for the nine months declined 19% from the same period a year ago.
The debt reduction was influenced, in part, by the decline of the Euro relative to the U.S. dollar in the current year. Despite the overall debt reduction, interest expense remained essentially unchanged due to higher interest rates and lower amounts of capitalized interest.

Net non-operating income rose $18.2 million over the prior year as a result of patent settlements received totaling $17.0 million in the current year, a $1.3 million gain related to the sale of a closed facility in Michigan and higher joint venture earnings.

Modine's effective tax rate increased over last's year's first nine months by 7.4 percentage points to 39.5%. A change in tax-loss carryforwards at a foreign subsidiary was one of the main factors contributing to the increase. The carryforward benefit was recognized for the first time in the third fiscal quarter last year. A change in the German statutory rate in the third fiscal quarter of this year resulted in a $1.0 million charge, effectively reducing a portion of the tax benefit recognized in the prior year.

Net earnings for the first nine months of the current year were $43.1 million, or $1.47 basic and $1.46 diluted earnings per share. This compares to $50.8 million, or $1.72 basic and $1.71 diluted earnings per share, for the same nine- month period the year before. The impact of a stronger U.S. dollar compared to the prior year lowered reported after-tax earnings by $0.10 per diluted share. Annualized return on shareholders' investment, at 11.9% was below management's target range.

Outlook for the Remainder of the Year
-------------------------------------

On November 30, 2000, Modine revised its outlook for the fiscal year ending March 31, 2001. The new forecast estimated annual sales to be 7- to 10-percent lower and earnings 25- to 30 percent below the previous year. The primary factors behind the revised projection included: a sharply lower heavy-truck market; slowing light-vehicle sales plus a delay in the startup of a new business program; continued softness in the North American aftermarket; and protracted weakness in the Euro versus the U.S. dollar. With the exception of the Euro, which recently has strengthened somewhat, there have been no appreciable changes in these external market forces, and Modine anticipates similar market conditions to prevail for the balance of this fiscal year. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in Exhibit 99 to this Form 10-Q.


FINANCIAL CONDITION
-------------------

Comparison between December 26, 2000 and March 31, 2000
-------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $19.9 million were $11.2 million lower than March 31, 2000. Record operating cash flows of $114.9 million were more than offset for the first nine months by capital expenditures totaling $54.7 million, net debt repayments of $49.0 million and $22.0 million in quarterly dividend payments.

Trade receivables of $159.0 million were down $23.7 million (13%) over year-end primarily due to decreased sales volume (down $17.4 million over the previous quarter). A stronger U.S. dollar relative to the Euro also contributed to the reduction in the outstanding balances at the end of the third quarter.

Overall inventory levels decreased $20.2 million to $148.4 million compared to the prior year-end. The largest item contributing to the decrease was a reduction in finished goods in the aftermarket division. Smaller reductions in raw material and work-in-process inventories were recorded in a number of the operating divisions as well. In addition, the decline of the Euro relative to the dollar, a decrease of almost 16%, also had a continuing downward impact on the value of inventory levels.

Deferred income taxes and other current assets declined by $10.3 million to $36.9 million compared to last year-end. Lower unbilled tooling to customers recorded in this category and a reduction in other receivables were two of the larger items contributing to the overall change.

Working capital of $180.2 million decreased 29% from year-end. The current ratio decreased to 2.0 to 1 from 2.4 to 1. Lower accounts payable were more than offset by lower cash and cash equivalents, trade receivables, inventories, deferred income taxes and other current assets, and higher balances in the current portion of long-term debt and accrued expenses payable.

Noncurrent Assets
-----------------

Net property, plant and equipment increased $13.0 million to $351.0 million as capital expenditures exceeded depreciation, retirements and foreign currency translation impact. Current year capital expenditures are 26% below spending levels for the same period last year. Expenditures for the European Technical Center, European plant expansions and conversions, the Racine Technical Center, new Chrysler Jeep programs, a new International Truck and Engine program, a new Caterpillar EGR program, process improvements, tooling for new products and various new equipment were among the items contributing to the $13.0 million increase shown. Outstanding commitments for capital expenditures were $35.0 million at December 26, 2000. Approximately one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from continuing operations and third party borrowing as required.

Intangible assets decreased by $5.7 million. Amortization and foreign currency translation were the main items contributing to the change.

Investments in subsidiaries and affiliates decreased by $1.5 million with foreign currency translation responsible for the majority of the change.

Deferred charges and other noncurrent assets increased $3.8 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans.
Partially offsetting the pension increase was a reduction in long-term deferred tax assets.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $150.5 million
were $8.2 million lower than March 2000.   A concerted effort to
reduce inventory levels resulting in lower payables, and normal timing differences in the level of operating activity were responsible for the decline. Accrued income taxes remained essentially unchanged from March 2000.

Debt
----

Outstanding debt decreased by $57.1 million to $163.5 million from March 31, 2000 balance of $220.6 million. Domestic long-term debt decreased $43.1 million. The reduction was primarily due to a decrease in working capital needs and a large lump-sum
patent settlement received in September.   Foreign long-term debt
decreased $11.6 million. Short-term debt increased $2.4 million, with $2.0 million of the increase taking place domestically.

Consolidated available lines of credit increased $7.3 million to $71.9 million during the quarter, bringing the year-to-date increase to $38.3 million. Domestically, Modine's unused lines of credit were $45.7 million. Foreign unused lines of credit were $26.2 million. Total debt as a percentage of shareholders' equity decreased to 33.4% from 45.9%.

Shareholders' Investment
------------------------

Total shareholders' investment increased by $9.0 million to a total of $489.3 million. The net increase came primarily from net earnings of $43.1 million for the first nine months. Offsetting items included an unfavorable foreign currency translation impact of $13.3 million during the period and dividends paid to shareholders of $22.0 million. Treasury stock activity and stock options exercised during the period also influenced the overall change.


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

Item 5.  Other Information.

On October 26, 2000, Ernest T. Thomas was appointed Senior Vice President and Chief Financial Officer. Thomas joined Modine in August 1998 as a Group Vice President with experience in various financial staff and operations positions at previous companies.

On December 14, Modine announced its entry into the fastest-growing segment of the electronics-cooling market through the proposed acquisition of Thermacore International, Inc.
Thermacore provides customized thermal-management solutions for high-end servers, telecommunications equipment, and other electronics applications. The total transaction of $110 million is expected to be accounted for as a pooling of interests of the two companies. The closing date is anticipated to occur in early 2001.

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

   99*             Important Factors and Assumptions Regarding
                   Forwarding-Looking Statements.                       21

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed three (3) Reports on Form 8-K during the quarter ended December 26, 2000.

     Form 8-K dated October 26, 2000 naming E. T. Thomas
     Senior Vice President and Chief Financial Officer.

     Form 8-K dated November 30, 2000 revising sales and earnings outlooks.

     Form 8-K dated December 13, 2000 announcing Thermacore
     Agreement and Plan of Merger.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By: E. T. THOMAS
                                 -------------------------------------
                                 E. T. Thomas, Senior Vice President,
                                    and Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


Date:  February 9, 2001       By: W. E. PAVLICK
                                 -------------------------------------
                                 W. E. Pavlick, Senior Vice President,
                                    General Counsel and Secretary