Form 10-K405
period 2001-03-31
MODINE MANUFACTURING CO
filed 2001-06-21
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001       Commission file number 1-1373
                          --------------                              ------


                   MODINE MANUFACTURING COMPANY
----------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

          WISCONSIN                                   39-0482000
---------------------------------                 -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin                   53403
-----------------------------------------         -------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (262) 636-1200
                                                   ---------------

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
----------------------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    ------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

Approximately 60% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $496,313,498 based on the market price of $25.11 per share on June 19, 2001. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 32,942,619 at June 19, 2001.

         An Exhibit index appears at pages 16-21 herein.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                             Location in Form 10-K
---------------------                             ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31,2001               Part I of Form 10-K
                                                  (Item 1)

                                                  Part II of Form 10-K
                                                  (Items 7, 8)

                                                  Part IV of Form 10-K
                                                  (Item 14)

2001 Definitive Proxy Statement dated
    June 8, 2001                                  Part III of Form 10-K
                                                  (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------
            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 2001

                                                                   10-K Pages
                                                                   ----------

Cover

Table of Contents

Part I
------
     Item 1  -  Business
     -------------------
                General, Developments and Strategy,
                Geographical Areas, Exports, Foreign and
                Domestic Operations, Events Subsequent to
                the End of the Quarter, Competitive Position,
                Customer Dependence, Backlog of Orders, Raw
                Materials, Patents, Research and Development,
                Environmental, Health and Safety Matters,
                Employees, Seasonal Nature of Business,
                Working Capital Items, Euro Conversion                    5

     Item 2  -  Properties                                               11
     ---------------------

     Item 3  -  Legal Proceedings                                        11
     ----------------------------

     Item 4  -  Submission of Matters To A Vote of Security
     ------------------------------------------------------
                Holders                                                  12
                -------

Part II
-------
     Item 5  -  Market for Registrant's Common Equity and
     ----------------------------------------------------
                Related Stockholder Matters                              12
                ---------------------------

     Item 6  -  Selected Financial Data                                  13
     ----------------------------------

     Item 7  -  Management's Discussion and Analysis of
     --------------------------------------------------
                Financial Condition and Results of Operations            13
                ---------------------------------------------

     Item 8  -  Financial Statements and Supplementary Data              13
     ------------------------------------------------------

     Item 9  -  Changes in and Disagreements with Accountants
     --------------------------------------------------------
                on Accounting and Financial Disclosure                   13
                --------------------------------------

                                                                   10-K Pages
                                                                   ----------


Part III
--------
     Items 10 and 11  -  Directors and Executive Officers
     ----------------------------------------------------
                of the Registrant; Executive  Compensation               14
                ------------------------------------------

     Item 12 -  Security Ownership of Certain Beneficial
     ---------------------------------------------------
                Owners and Management                                    15
                ---------------------

     Item 13 -  Certain Relationships and Related
     --------------------------------------------
                Transactions                                             15
                ------------

Part IV
-------
     Item 14 -  Exhibits, Financial Statement Schedules,
     ---------------------------------------------------
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

Modine is an independent, worldwide leader in thermal management technology serving vehicular, industrial, commercial, and building HVAC (heating, ventilating, air conditioning) markets. Modine develops, manufactures, and markets heat exchangers and systems for use in various OEM (original equipment manufacturer) applications and for sale to the automotive aftermarket (as replacement parts) and to a wide array of building markets. The primary markets consist of:

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

     Distributed Products, which provides heat-transfer products primarily for the North American and European vehicular replacement market and the building HVAC market, from business units in North America; and

     European Operations, which provides heat-transfer products, primarily to European original-equipment manufacturers of on-highway and off-highway vehicles and industrial equipment manufacturers.

The Company has assigned specific business units to a segment based principally on these defined markets and their geographical location.

The Company's three reportable segments offer a broad line of products that can be categorized as follows:

          Percentage of total company revenue by product
          ----------------------------------------------

                                            Years ended March 31
                                            2001    2000    1999
                                            ----    ----    ----

          Radiators & Radiator Cores         31%     31%     32%
          Vehicular Air Conditioning         10%     12%     12%
          Oil Coolers                        17%     16%     16%
          Charge Air Coolers                  9%      9%      8%
          Building HVAC                       7%      7%      7%
          Modules/Packages                   22%     22%     22%
          Miscellaneous                       4%      3%      3%

Developments and Strategy
-------------------------

We remain committed to the vision of "creating value through technology." We will continue using our intellectual skills to strengthen our position in key traditional markets. At the same time, we will leverage those strengths into new, dynamic, rapidly growing markets that need heat-transfer solutions to solve complex problems.

From a growth perspective, we are pursuing strategies to grow our best-performing core businesses while increasing our participation in new, non-traditional markets that offer attractive growth potential. In our traditional markets, we will increase our market penetration through superior technology, improved service, and increased content per vehicle. We are increasing market penetration and content per vehicle by moving from components to systems and by establishing just-in-sequence assembly plants to provide more value to our customers.

We are also focusing on the most promising new markets and new products. Consistent with that focus, on April 27, 2001, Modine completed the acquisition of Thermacore International, Inc., gaining entry into the electronics-cooling market. Thermacore competes in the fastest-growing segment of this new market, by designing, manufacturing and distributing thermal-management solutions for microprocessors and electronics applications in the computer, telecommunications, networking, and power-semiconductor markets.

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

Our operations are located in the following countries:

North America   Europe        South America   Central America   Asia/Pacific
-------------   ------        -------------   ---------------   ------------

Canada          Austria       Brazil          El Salvador       Japan
Mexico          Belgium
United States   England
                France
                Germany
                Hungary
                Italy
                Netherlands
                Poland
                Spain
                Switzerland

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

You can find more information in "Note 20. Segment and Geographic
Information" on pages 35-36 of our 2001 Annual Report to Shareholders.

Exports
-------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 10%, 11% and 12% for fiscal years ended in 2001, 2000 and 1999 respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 10%, 11% and 12% for fiscal years ended in 2001, 2000 and 1999, respectively. Royalties from foreign licensees as a percentage of total earnings were 27%, 5% and 6% for the last three fiscal years, respectively. Included in the royalty percentages reported for fiscal 2001, 2000 and 1999 are lump-sum payments received as partial settlement for past infringement of Modine's PF technology. As a percentage of total earnings these lump-sum payments were 23%, 1% and 3% for the last three fiscal years.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2001 Annual
Report to Shareholders and is incorporated herein by reference at
Note 20 on pages 35-36 therein.

Events Subsequent to the End of the Quarter
-------------------------------------------

On June 8, 2001, the Company mailed its Annual Report to Shareholders and commented on its business outlook for the upcoming year. See Current Reports on Form 8-K at page 21 herein
                ---
for further details. In addition, on April 27, 2001, Modine completed the acquisition of Thermacore International, Inc. See
                                                             ---
this Annual Report on Form 10-K at page 6, and Footnote 10 on pages 31-32 of the 2001 Annual Report to Shareholders for more details.

Competitive Position
--------------------

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing divisions of some of its major customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the United States, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to compete more effectively with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world which enjoy economic advantages such as lower labor costs, lower health care costs, and other factors. In addition, our customers have asked the Company, as they have asked all primary suppliers, to participate directly and more substantially in research and development, design, and validation responsibilities that should result in stronger relationships and more partnership opportunities.

Customer Dependence
-------------------

Ten customers accounted for approximately 49% of the Company's sales in the fiscal year ended March 31, 2001. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Fiat, John Deere, International Truck (formerly Navistar International), MAN Truck, NAPA, Paccar and Volkswagen. One of these customers, BMW, accounted for approximately 11% of total Company sales in fiscal 2001. These sales were predominantly made in the European Operations segment. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity (including additional capacity planned to become operational this year) is capable of handling the sales volumes expected in fiscal 2002.

Raw Materials
-------------

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2002.

Patents
-------

The Company, and certain of its wholly-owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. See also Item 3 - Legal Proceedings.
               --------

Research and Development
------------------------

The Company remains committed to its vision of "creating value through technology." Company-sponsored research activities relate to the development of new products, processes, or services, or the improvement of existing products, processes, and services. Expenditures in fiscal 2001 amounted to $25,074,000; in fiscal 2000 amounted to $20,528,000; and in fiscal 1999 amounted to $18,252,000. There were no significant expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry- or university- sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental, Health and Safety Matters
----------------------------------------

Modine has a long standing corporate environmental policy which demonstrates the Company's commitment to protecting the environment and maintaining compliance with all environmental laws worldwide. Modine continues to appraise environmental issues and regulatory compliance with a proactive approach. The benefits realized from the Company's environmental programs include conserved resources, more efficient manufacturing processes, minimized liability exposure and reduced operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems. The Company constantly examines its operations and processes to minimize their impact on the environment. In calendar year 2000, the Company's North American facilities achieved a 12% year-over-year reduction in waste.
This is a continuation of the previous years' performance, and has resulted in a 40% overall waste reduction since 1996.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund," and under the Resource Conservation and Recovery Act (RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. In addition, an obligation may arise when a facility is closed or sold and investigative and/or remedial work is necessary to ensure sufficient protection to the environment. These expenditures can result despite the fact that most often they relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations.

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

Although there are no currently-known liabilities that might have a material effect on the Company's consolidated net assets, the Environmental Protection Agency ("EPA") has designated Modine as a potentially responsible party ("PRP") for remediation of six waste disposal sites. These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability with respect to these six sites will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low.

Environmental regulations, as well as the company's policy to improve its environmental management programs continuously, will require significant capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2001 capital expenditures related to environmental projects were $0.7 million. These environmental expenditures include capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally-related capital projects to be about $1.1 million in fiscal 2002.

Environmental expenses charged to current operations, including remediation costs, totaled about $2.8 million for the fiscal year ending March 31, 2001. These expenses include solid waste disposal as well as operating and maintenance costs incurred in conducting environmental compliance activities. Operating expenses of some facilities may increase during fiscal-year 2002, because of such charges, but the competitive position of the Company is not expected to change materially. Although environmental costs are substantial, the Company has no reason to believe such costs vary significantly from similar costs incurred by other companies engaged in similar businesses.

Health and Safety performance continues to move in a positive direction. Recordable and Lost Workday (LWDII) incident rates improved from the previous year by 24% and 31%, respectively. Over the past five years, Modine has experienced a 60% reduction in its recordable incident rate and a 55 % reduction in its LWDII rate.

The Company's St. Paul, MN facility was the first Modine location to become a "Star" plant. The Modine "Star" is awarded to those facilities that achieve 100% compliance with the Company's 22 Health and Safety elements and attain recordable and LWDII rates below the General Industry average for a twelve month period. The Modine Star program is modeled after the Occupational Safety and Health Administration's
(OSHA) Voluntary Protection Program (VPP).

We have also made significant efforts to prevent Muscular
Skeletal Disorders (MSD's). The Body Mechanic Job Observation Program has expanded to nearly all of our U.S. Original Equipment plants. This program involves the use of occupational therapists who observe employees performing their jobs and provide coaching on proper body mechanics, stretching, and off-the-job safety. In addition, these specialists are actively involved in the improvement of ergonomics in both existing and planned production processes. Each occupational therapist conducts plant visits on a weekly basis.

Employees
---------

The number of persons employed by the Company at March 31, 2001 was approximately 7,900.

Seasonal Nature of Business
---------------------------

Distributed Products may experience a degree of seasonality since the demand for aftermarket and HVAC products are affected by weather patterns, constructions starts, and other factors. On an overall company basis, there is no significant degree of seasonality as indicated by the percentages below. Sales to original equipment manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net-sales detail illustrates the degree of fluctuation for the past five years:

 Fiscal Year                                                  Fiscal
   Ended         First      Second     Third      Fourth       Year
  March 31      Quarter    Quarter    Quarter    Quarter      Total
 -----------    -------    -------    -------    -------      ------
                            ($ In Thousands)
  2001          $286,484   $269,775   $252,346   $256,790    $1,065,395
  2000           283,847    286,691    283,520    285,211     1,139,269
  1999           273,104    272,961    284,355    281,027     1,111,447
  1998           256,923    260,806    267,699    254,990     1,040,418
  1997           248,514    254,224    252,972    243,336       999,046


Five-year        269,775    268,891    268,178    264,271     1,071,115
Average

Percent              25%        25%        25%        25%          100%
of Year

Working Capital Items
---------------------

The Company's products for the original equipment market are manufactured on an as ordered basis, which makes large inventories
of such products unnecessary.   In addition, the Company does not
experience a significant amount of returned products. In the HVAC and aftermarket areas, due to the extensive distribution systems and seasonal sales programs, varying levels of finished goods inventory are necessary. This inventory is spread throughout the Company's distribution systems. In these areas, in general, the industry and the Company make use of extended terms of payment for customers on a limited and/or seasonal basis.

Euro Conversion
---------------

Information required hereunder regarding Euro Conversion is incorporated by reference from the Company's 2001 Annual Report to Shareholders, at page 19, attached as Exhibit 13.


ITEM 2.  PROPERTIES.
------   ----------

The Company's general offices, along with laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky and Filderstadt, Germany. Almost all of the Company's manufacturing and larger distribution centers are owned outright.
A few manufacturing facilities and numerous regional sales and service centers, distribution centers, and offices are occupied under various lease arrangements.

The Company's facilities, on an operating-segment basis, are as follows:

  Type of             Original  Distributed   European   Corporate &
  Facility           Equipment   Products    Operations     Other      Total
  --------           ---------  -----------  ----------  -----------   -----

  Manufacturing         17          9            11          --          37
  Distribution          --          5            --          --           5
  Sales & Service
    Centers/Offices      2         22             8           1          33
  Joint Ventures                                  3           2           5

     Total              19         36            22           3          80


The Company's facilities, on a geographic basis, are as follows:

  Type of             North            South    Asia/   Central
  Facility           America  Europe  America  Pacific  America  Total
  --------           -------  ------  -------  -------  -------  -----

  Manufacturing         22      14       --       --       --      36
  Distribution           5       1       --       --       --       6
  Sales & Service
    Centers/Offices     12      19       --        1        1      33
  Joint Ventures        --       2        2        1       --       5

     Total              39      36        2        2        1      80

The total space available within the Company's 80 facilities is approximately 8,464,877 square feet.

The Company currently uses its facilities for the purposes as noted above.

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used, and their productive capacity is, from time to time, reduced or expanded as necessary to meet changing market conditions.


ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as personal injury, property damage, or antitrust and trade regulation issues, are asserted against the Company. While the outcome of these proceedings is uncertain, in the opinion of the Company's management and counsel, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations. Many of the pending damage claims are covered by insurance and, in addition, the Company from time to time establishes accounting reserves for uninsured liabilities.

     The Mitsubishi and Showa Litigation
     -----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF(r) Parallel Flow technology and Showa's SC condenser. On July 14,
2000, Modine and Showa reached a settlement and license agreement. The agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's
PF technology. Subsequent payments of approximately $27 million are payable to Modine subject to confirmation of the validity of Modine's PF patents in Japan, the United States, and the European Union. Running royalties are applicable to future sales by Showa and Mitsubishi for the use of Modine's PF technology through the expiration of the corresponding patents in 2006-2008. All legal proceedings between the parties have been dismissed.

In February 2000, Modine filed a complaint against Delphi
Automotive Systems Corporation in the U. S. District Court in
Milwaukee, Wisconsin, alleging infringement of its PF patent.
Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

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

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 2000-01 and 1999-00. As of March 31, 2001, shareholders of record numbered approximately 5,600; it is estimated that beneficial owners numbered about 15,000.

                    2000-01                      1999-00
            ----------------------------------------------------------
Quarter      High     Low    Dividends     High      Low    Dividends
First       $28.31  $19.94     $ .25      $34.00   $26.50      $.23
Second       29.94   25.00       .25       34.13    24.25       .23
Third        29.38   19.63       .25       29.63    23.00       .23
Fourth       28.13   19.00       .25       26.69    21.00       .23
                               -----                           ----
    TOTAL                      $1.00                           $.92
----------------------------------------------------------------------

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive covenant dividend payments may not exceed $50,000,000 in any fiscal year. Cash dividend payments made in fiscal 2001 totaled $29,307,000. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

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


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                Fiscal Year ended March 31
                         -----------------------------------------------------
                             2001       2000       1999       1998      1997

Sales (in thousands)     $1,065,395 $1,139,269 $1,111,447 $1,040,418  $999,046
Net earnings (in
  thousands)                 47,605     65,403     73,943     72,471    63,763
Total assets (in
  thousands)                900,111    931,107    915,739    759,024   694,955
Long-term debt (in
  thousands)                134,359    211,112    143,838     89,587    85,197
Dividends per share            1.00        .92        .84        .76       .68
Net earnings per share
    - Basic                    1.62       2.22       2.50       2.44      2.14
    - Assuming dilution        1.62       2.20       2.46       2.39      2.10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

Certain information required hereunder is incorporated by reference from the Company's 2001 Annual Report to Shareholders, pages 14-16, 18-22 and 24, attached as Exhibit 13.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Cash Flows, Shareholders' Investment, Notes to Consolidated Financial Statements, and the report of Pricewaterhouse-Coopers LLP dated April 27, 2001 appearing on pages 21, 23, 25, 26, and 27-37, respectively, of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2001 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


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


                            PART III
                            --------

ITEMS 10 and 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
---------------   ---------------------------------------------------
                  EXECUTIVE COMPENSATION.
                  ----------------------

The information about directors and executive officers and executive compensation on pages 3-5 and pages 12, 13, 17 and 18, of the Company's definitive Proxy Statement dated June 8, 2001 under the headings "Election of Directors," "Nominees to be Elected," "Directors Continuing in Service," and "Executive Compensation" attached to this report is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation and the Performance Graph on pages 13-16.

                  Executive Officers of Registrant

                                                                     Officer
Name                  Age                Position                     Since
----                  ---                --------                    -------

D. R. Johnson          59   President and Chief Executive Officer      1988
D. B. Rayburn          53   Executive Vice President, Operations       1991
D. R. Zakos*           47   Vice President, General Counsel and        1985
                              Secretary
E. T. Thomas**         47   Senior Vice President and Chief            1998
                              Financial Officer
C. R. Katzfey          54   Group Vice President                       2000
K. A. Feldmann         47   Group Vice President                       2000
J. R. Rulseh***        45   Group Vice President                       2001
A. C. DeVuono          52   Vice President, Technical Services         1996
R. L. Hetrick          59   Vice President, Human Resources            1989
R. W. Possehl          56   Vice President, Administration             1985
R. S. Bullmore         51   Corporate Controller                       1983
G. A. Fahl             46   Environmental, Health & Safety             1998
                              Officer
C. C. Harper           47   Chief Information Officer                  1998
D. B. Spiewak          47   Treasurer                                  1998

W. E. Pavlick****      67   Senior Vice President, General             1979
                              Counsel and Secretary

   * D. R. Zakos was promoted to Vice President, General Counsel and Secretary on April 1, 2001.
  ** E. T. Thomas was promoted to Senior Vice President and Chief
     Financial Officer on October 26, 2000.
 *** J. R. Rulseh became an Officer/Group Vice President on April 1,
     2001. Prior to April 1, 2001, Mr. Rulseh was General Manager of Modine's Heavy Duty and Industrial Division, and more recently, was Managing Director of Modine Europe Automotive Division.
**** W. E. Pavlick retired March 31, 2001.

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except E. T. Thomas,
C. C. Harper, and D. B. Spiewak.

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

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's 2000-2001 definitive Proxy Statement dated June 8, 2001 attached to this Report at pages 19 - 20 therein.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

The information relating to stock ownership on pages 5 - 7 of the Company's definitive Proxy Statement dated June 8, 2001 under the headings "Principal Shareholders and Share Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management" attached to this report is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement dated June 8, 2001 on page 20 under the heading "Transactions" attached to this Report.


                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

(a) The following documents are filed as part of this Report:

                                                               Page in
                                                            Annual Report*
                                                            -------------
    (1)  Financial Statements:

         Consolidated Statements of Earnings for the
          years ended March 31, 2001,2000, and 1999.              21

         Consolidated Balance Sheets at March 31, 2001
          and 2000.                                               23

                                                               Page in
                                                            Annual Report*
                                                            -------------
         Consolidated Statements of Cash Flows for the
          years ended March 31, 2001, 2000, and 1999.             25

         Consolidated Statements of Shareholders'
          Investment for the years ended March 31,
          2001, 2000, and 1999.                                   26

         Notes to Consolidated Financial Statements.            27 - 37

         Report of Independent Accountants.                       37

         * Incorporated by reference from the indicated pages of the 2000-01 Annual Report to Shareholders.

                                                               Page in
                                                              Form 10-K
                                                              ---------

    (2)  Financial Statement Schedules:

         Report of Independent Accountants on Financial
          Statement Schedule for the three years ended
          March 31, 2001.                                         23

         Schedule II - Valuation and Qualifying Accounts
          for the years ended March 31, 2001, 2000, and
          1999.                                                   24

    (3)  Consent of Independent Accountants.                      28

    (4)  Exhibit Index.                                           16

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

   *4(b)(iii)      Rights Agreement Amendment No. 3 dated as of          25
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

  *10(b)           Employment Agreement between the Registrant           27
                   and D. R. Johnson.

  *10(c)           Employment Agreement between the Registrant           36
                   and D. B. Rayburn.

   10(d) Employment Agreement between the Registrant and E. E. Thomas.

                   NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with this Annual Report on Form 10-K as Exhibit 10(c).

   10(e) Employment Agreement between the Registrant and A. C. DeVuono.

                   NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with this Annual Report on Form 10-K as Exhibit 10(c).

   10(f) 1985 Incentive Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1997).

   10(g) 1985 Stock Option Plan for Non-Employee Directors (as amended)(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

   10(h) Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

   10(i) Executive Supplemental Retirement Plan (as amended) (filed by reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended
                   March 31, 2000).

   10(j) Modine Manufacturing Company Executive Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

   10(k)           1994 Incentive Compensation Plan (as amended)
                   (filed by reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended
                   March 31, 1997).

   10(l) 1994 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997).

   10(m)           1995 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan]. (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(n) 1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(o) 1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

  *10(p)           1996 Stock Award Plan [a part of the 1994             45
                   Incentive Compensation Plan].

  *10(q)           1996 Stock Option Agreements (incentive and           51
                   non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].

   10(r) 1996 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

                   Note:  The 1996 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with Registrant's Annual Report on Form 10-K as
                   Exhibit 10(l) for the fiscal year ended March 31, 2000.

   10(s)           1997 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1997 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock Award
                   Plan filed with this Annual Report on Form 10-K as Exhibit 10(p).

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

   10(t) 1997 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].

                   Note:  The 1997 Stock Option Agreements are not
                   ----
                   materially different from the 1996 Stock Option Agreements filed with this Annual Report on Form 10-K as Exhibit 10(q).

   10(u) 1997 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

                   Note:  The 1997 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as
                   Exhibit 10(l) for fiscal year ended March 31, 2000.

   10(v)           1998 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1998 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock Award
                   Plan filed with this Registrant's Annual Report on Form 10-K as Exhibit 10(p).

   10(w) 1998 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].

                   Note:  The 1998 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with this Annual Report on Form 10-K as Exhibit 10(q).

   10(x) 1998 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

                   Note:  The 1998 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as
                   Exhibit 10(l) for the fiscal year ended
                   March 31, 2000.

   10(y) 1999 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

                   Note:  The 1999 Stock Option Agreements are not
                   ----
                   materially different from the 1996 Stock Option Agreements filed with this Annual Report on Form 10-K as Exhibit 10(q).

   10(z) 1999 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

                   Note:  The 1999 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as
                   Exhibit 10(l) for the fiscal year ended
                   March 31, 2000.

   10(aa)          2000 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(ab) 2000 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                   Note:  The 2000 Stock Option Agreements are not
                   ----
                   materially different from the 1996 Stock Option Agreements filed with this Annual Report on Form 10-K as Exhibit 10(q).

  *10(ac)          2000 Stock Option Plan for Non-Employee Directors     63

  *10(ad)          2000 Stock Option Agreement [a part of the 2000       70
                   Stock Option Plan for Non-Employee Directors].

  *10(ae)          Modine Manufacturing Company Stock Option Plan        77
                   for Thermacore Employees under the DTX
                   Corporation 1995 Stock Option Plan.

  *10(af)          Modine Manufacturing Company Stock-Based              87
                   Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.

  *10(ag)          Modine Manufacturing Company Stock Option             97
                   Agreements pertaining to 10(ae) and 10(af).

   11              Not applicable.

   12              Not applicable.

Reference Number
per Item 601 of
Regulation S-K                                                          Page
----------------                                                        ----

  *13              2001 Annual Report to Shareholders.  Except for      103
                   the portions of the Report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.

   16              Not applicable.

   18              Not applicable.

  *21              List of subsidiaries of the Registrant.              147

   22              Not applicable.

  *23              Consent of independent accountants.                  149

   24              Not applicable.

   28              Not applicable.

  *99(a)           Definitive Proxy Statement of the Registrant         150
                   dated June 8, 2001. Except for the portions of the Proxy Statement expressly incorporated by reference, the Proxy Statement is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.

  *99(b)           Appendix (filed pursuant to Item 304 of              176
                   Regulation S-T).

                   Note:  All Exhibits filed herewith are current
                   ----
                   to the end of the reporting period of the Form 10-K (unless otherwise noted).


 1* Filed herewith.


Current Reports on Form 8-K:

A Current Report on Form 8-K, dated June 8, 2001, was filed by the Company. This report, filed in connection with the Company's mailing of its Annual Report to Shareholders and its sales forecast for the upcoming year contained therein, includes as exhibits (1) the news release containing the sales forecast and
(2) a statement of the important factors and assumptions regarding forward-looking statements.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 20, 2001        By: D. R. JOHNSON
                               -------------------------------------
                                D. R. Johnson, President and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


D. R. JOHNSON                                          June 20, 2001
--------------------------------------------           -------------
D. R. Johnson, President and                              Date
Chief Executive Officer and Director

E. T. THOMAS                                           June 20, 2001
--------------------------------------------           -------------
E. T. Thomas, Senior Vice President, Finance              Date
and Chief Financial Officer

D. R. ZAKOS                                            June 20, 2001
--------------------------------------------           -------------
D. R. Zakos, Vice President,                              Date
General Counsel and Secretary

R. J. DOYLE                                            June 20, 2001
--------------------------------------------           -------------
R. J. Doyle, Director                                     Date

F. P. INCROPERA                                        June 20, 2001
--------------------------------------------           -------------
F. P. Incropera, Director                                 Date

F. W. JONES                                            June 20, 2001
--------------------------------------------           -------------
F. W. Jones, Director                                     Date

D. J. KUESTER                                          June 20, 2001
--------------------------------------------           -------------
D. J. Kuester, Director                                   Date

V. L. MARTIN                                           June 20, 2001
--------------------------------------------           -------------
V. L. Martin, Director                                    Date

G. L. NEALE                                            June 20, 2001
--------------------------------------------           -------------
G. L. Neale, Director                                     Date

M. C. WILLIAMS                                         June 20, 2001
--------------------------------------------           -------------
M. C. Williams, Director                                  Date

M. T. YONKER                                           June 20, 2001
--------------------------------------------           -------------
M. T. Yonker, Director                                     Date

              Report of Independent Accountants on
                  Financial Statement Schedules




To the Shareholders and Board of Directors
Modine Manufacturing Company

Our audits of the consolidated financial statements referred to in our report dated April 27, 2001 appearing in the 2001 Annual Report to Shareholders of Modine Manufacturing Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
April 27, 2001

          MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
                    (A Wisconsin Corporation)

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        for the years ended March 31, 2001, 2000 and 1999
                        ($ In Thousands)

Col. A                Col. B           Col. C            Col. D     Col. E
------                ------           -------           ------     ------
                                      Additions
                                   (1)          (2)
                    Balance at   Charged      Charged                  Balance
                    Beginning   to Costs        to                        at
                        of        and          Other                    End of
Description          Period     Expenses     Accounts     Deductions    Period
-----------         ---------   --------    -----------   ----------   -------
2001:
Intangible Assets-
Accumulated
Amortization         $31,069    $ 6,778     $  (390)(B)   $2,415(C)    $35,042
                     -------    -------     -----------   ---------    -------
Allowance for
Doubtful Accounts    $ 4,436    $(1,365)    $   (54)(B)   $  626(A)    $ 2,391
                     -------    --------    -----------   ---------    -------
Valuation
Allowance for
Deferred Tax Assets  $   856    $(237)(E)   $   (27)(B)                $   592
                     -------    ---------   -----------                -------
2000:
Intangible Assets-
Accumulated
Amortization         $23,852    $ 8,390     $(1,093)(B)   $   80(C)    $31,069
                     -------    -------     -----------   ---------    -------
Allowance for
Doubtful Acounts     $ 3,749    $ 1,173     $      8(B)   $  478(A)    $ 4,436
                     -------    -------     -----------   ---------    -------
Valuation
Allowance for
Deferred Tax Assets  $ 5,154                              $4,298(D)    $   856
                     -------                              ---------    -------
1999:
Intangible Assets-
Accumulated
Amoritzation         $17,150    $ 5,856     $    846(B)   $    0(C)    $23,852
                     -------    -------     -----------   ---------    -------
Allowance for
Doubtful Accounts    $ 4,585    $  (427)    $      5(B)   $  414(A)    $ 3,749
                     -------    --------    -----------   ---------    -------
Valuation
Allowance for
Deferred Tax Assets  $ 3,947    $ 1,304(D)                $   97(D)     $ 5,154
                     -------    ----------                ---------     -------

Notes:
    (A)  Bad debts charged off during the year.
    (B)  Translation and other adjustments.
    (C)  Retirement of fully amortized intangibles
    (D)  Includes foreign operating losses and tax credit carryforwards.
    (E) Includes the effect of new tax rate recently enacted in Germany.