Form 10-Q
period 2001-06-26
MODINE MANUFACTURING CO
filed 2001-08-07
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 2001
                                         -------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                         MODINE MANUFACTURING COMPANY
          (Exact name of registrant as specified in its charter)


               WISCONSIN                                39-0482000
     ----------------------------------            -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin             53403-2552
     -----------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                        --------------


                         NOT APPLICABLE
     ------------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding at August 3, 2001
     ------------------------------     -------------------------------
     Common Stock, $0.625 Par Value              33,031,568

                  MODINE MANUFACTURING COMPANY

                              INDEX


                                                               Page No.
                                                               --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 2001                         3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 2001 and 2000                             4

               Consolidated Condensed Statements of Cash
                 Flows - For the Three Months Ended
                 June 26, 2001 and 2000                             5

               Notes to Consolidated Condensed Financial
                 Statements                                        6-12

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                        13-16


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                   16

     Item 2.   Recent Sales of Unregistered Securities             17

     Item 4.   Submission of Matters to a Vote of
                 Security Holders                                  17

     Item 6.   Exhibits and Reports on Form 8-K                   17-19

Signatures                                                         20

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
            (In thousands, except per-share amounts)
                June 26, 2001 and March 31, 2001
                           (Unaudited)
                                                 June 26, 2001    March 31, 2001
                                                 -------------    --------------
ASSETS
------
   Current assets:
   Cash and cash equivalents                        $ 30,337         $ 21,744
   Trade receivables, less allowance for
     doubtful accounts of $2,664 and $2,459          185,354          177,972
   Inventories                                       149,055          153,096
   Deferred income taxes and other current
     assets                                           43,319           55,248
                                                    --------         --------
   Total current assets                              408,065          408,060
                                                    --------         --------

   Noncurrent assets:
   Property, plant, and equipment -- net             357,428          366,854
   Investment in affiliates                           24,187           26,403
   Goodwill and other intangible assets -- net        62,735           64,886
   Deferred charges and other noncurrent assets       71,032           70,975
                                                    --------         --------
   Total noncurrent assets                           515,382          529,118
                                                    --------         --------
       Total assets                                 $923,447         $937,178
                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
   Short-term debt                                  $  2,378         $ 27,281
   Long-term debt -- current portion                  12,511           17,879
   Accounts payable                                   78,481           80,028
   Accrued compensation and employee benefits         47,784           49,161
   Income taxes                                        9,888            6,590
   Accrued expenses and other current
     liabilities                                      32,364           29,071
                                                    --------         --------
   Total current liabilities                         183,406          210,010
                                                    --------         --------

   Noncurrent liabilities:
   Long-term debt                                    158,814          137,766
   Deferred income taxes                              31,853           31,796
   Other noncurrent liabilities                       38,150           38,909
                                                    --------         --------
   Total noncurrent liabilities                      228,817          208,471
                                                    --------         --------
       Total liabilities                             412,223          418,481
                                                    --------         --------

   Shareholders' equity:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued - none              --               --
   Common stock, $0.625 par value, authorized
     80,000 shares, issued 33,670 and 33,663
     shares, respectively                             21,043           21,039
   Additional paid-in capital                         17,682           17,468
   Retained earnings                                 529,253          528,653
   Accumulated other comprehensive loss              (35,731)         (23,651)
   Treasury stock at cost: 718 and 812 shares,
     respectively                                    (19,941)         (23,564)
   Restricted stock - unamortized value               (1,082)          (1,248)
                                                    --------         --------
       Total shareholders' equity                    511,224          518,697
                                                    --------         --------
       Total liabilities and shareholders'
         equity                                     $923,447         $937,178
                                                    ========         ========

   (See accompanying notes to consolidated financial statements.)



                  MODINE MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF EARNINGS
        For the three months ended June 26, 2001 and 2000
            (In thousands, except per-share amounts)
                           (Unaudited)

                                                 Three months ended June 26
                                                 --------------------------
                                                     2001          2000
                                                   --------      --------
Net sales                                          $280,631      $300,441

Cost of sales                                       206,668       212,554
                                                   --------      --------
Gross profit                                         73,963        87,887

Selling, general, and administrative expenses        56,521        56,432
                                                   --------      --------

Income from operations                               17,442        31,455

Interest expense                                     (2,065)       (2,292)
Patent settlement                                        --         1,875
Other income --net                                    1,537           756
                                                   --------      --------

Earnings before income taxes                         16,914        31,794

Provision for income taxes                            6,696        12,581
                                                   --------      --------

Net earnings                                       $ 10,218      $ 19,213
                                                   ========      ========

Net earnings per share of common stock
  - Basic                                             $0.31         $0.60
  - Assuming dilution                                 $0.31         $0.59
                                                   ========      ========

Dividends per share                                   $0.25         $0.25
                                                   ========      ========

Weighted average shares - basic                      32,884        32,168
Weighted average shares - assuming dilution          33,198        32,783
                                                   ========      ========

 (See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (In thousands)
        For the Three Months Ended June 26, 2001 and 2000
                           (Unaudited)

                                                     Three months ended June 26
                                                     --------------------------
                                                        2001            2000
                                                      -------         -------
Net cash provided by operating activities             $30,184         $42,760

Cash flows from investing activities:
Expenditures for property, plant, and equipment       (13,212)        (16,765)
Investment in affiliates                                   --            (124)
Proceeds from dispositions of assets                      516              (1)
Other -- net                                              357              40
                                                      -------         -------

Net cash (used for) investing activities              (12,339)        (16,850)

Cash flows from financing activities:
(Decrease)in short-term debt -- net                   (24,171)         (3,213)
Additions to long-term debt                            32,567             771
Reductions of long-term debt                          (11,724)        (21,879)
Issuance of common stock, including treasury stock      2,660             546
Purchase of treasury stock                               (362)           (747)
Cash dividends paid                                    (8,222)         (7,316)
                                                      -------         -------

Net cash (used for) financing activities               (9,252)        (31,838)
                                                      -------         -------

Net increase/(decrease) in cash and cash
  equivalents                                           8,593          (5,928)
Cash and cash equivalents at beginning of period       21,744          31,242
                                                      -------         -------

Cash and cash equivalents at end of period            $30,337         $25,314
                                                      =======         =======

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
                  ----------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------


1. On April 27, 2001, Modine Manufacturing Company (Modine) acquired Thermacore International, Inc. (Thermacore) in a business combination accounted for as a pooling of interests. Thermacore, which provides advanced cooling solutions for customers in the electronics and telecommunications industries, became a wholly owned subsidiary of Modine through the initial exchange of approximately 3.3 million shares of Modine common stock for all of the outstanding common and preferred stock of Thermacore International, Inc. In addition, approximately 0.3 million shares of Modine common stock were allocated to cover outstanding Thermacore stock options which were converted to Modine stock options as part of the transaction. The accompanying financial statements are based upon the assumption that the companies were combined for the first quarter of fiscal 2002, and the financial statements of prior periods have been restated to give effect to the combination.

     Prior to the date of the combination, there were no business transactions between Modine and Thermacore. No significant adjustments have been made to conform the accounting policies of the combining companies. No adjustments to retained earnings were required to conform Thermacore to Modine's March 31st year-end.

     Summarized results of operations of the separate companies for the period prior to acquisition, April 1, 2001 through April 27, 2001, and included in the current fiscal year's operations are as follows:

                                      (Unaudited in 000's)
                                 ------------------------------
                                   Modine         Thermacore
                                   ------         ----------
     Net sales                     $86,065           $3,496
     Net income                      3,368           (1,655)

     Included in the operating results shown for April are $351,000 and $2,468,000 in pre-tax acquisition costs recorded for Modine and Thermacore, respectively.

     Following is a reconciliation of the amounts of net sales and net income previously reported for the quarter ended June 26, 2000 with the restated amounts.

                          (Unaudited in 000's)
                             June 26, 2000
                             -------------
     Net sales
       Modine                  $286,484
       Thermacore                13,957
                               --------
     Combined                  $300,441
                               ========

     Net income
       Modine                  $ 17,962
       Thermacore                 1,251
                               --------
     Combined                  $ 19,213
                               ========


2. Raw Material, Work in Progress and Finished Goods. The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, Management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                        (In thousands)
     -------------------------------------------------------------------
                                June 26, 2001      March 31, 2001
     -------------------------------------------------------------------

     Raw materials                $ 28,892           $ 32,774
     Work in process                36,501             37,321
     Finished goods                 83,662             83,001
                                  --------           --------
      Total inventories           $149,055           $153,096
                                  ========           ========


3.   Property, Plant, and Equipment.

                                                        (In thousands)
     -------------------------------------------------------------------
                                June 26, 2001      March 31, 2001
     -------------------------------------------------------------------

     Gross, property,
      plant & equipment           $692,012           $697,063
     Less accumulated
      depreciation                (334,584)          (330,209)
                                  --------           --------
      Net property,
        plant & equipment         $357,428           $366,854
                                  ========           ========

4.   Intangible assets.

                                                        (In thousands)
     -------------------------------------------------------------------
                                     June 26, 2001      March 31, 2001
     -------------------------------------------------------------------

     Goodwill                          $ 89,263           $ 90,361
     Patents and product technology       6,901              6,901
     Other intangibles                    2,905              2,925
     Less accumulated
      amortization                      (36,334)           (35,301)
                                       --------           --------
       Net intangible assets           $ 62,735           $ 64,886
                                       ========           ========


5.   Segment data.

                                                        (In thousands)
     -------------------------------------------------------------------

     Quarter ended June 26,                  2001           2000
     -------------------------------------------------------------------
     Sales :
       Original Equipment                 $ 112,288      $ 129,304
       Distributed Products                 101,787        109,174
       European Operations                   84,537         81,998
     -------------------------------------------------------------------
         Segment sales                      298,612        320,476
       Eliminations                         (17,981)       (20,035)
     -------------------------------------------------------------------
          Total net sales                 $ 280,631      $ 300,441
     -------------------------------------------------------------------
     Operating income:
       Original Equipment                 $  17,878      $  27,424
       Distributed Products                   4,614          9,367
       European Operations                   10,141         10,206
     -------------------------------------------------------------------
         Segment operating income            32,633         46,997
       Corporate & administrative
              expenses                      (15,190)       (15,554)
       Eliminations                              (1)            12
       Other items not allocated
             to segments                       (528)           339
     -------------------------------------------------------------------
         Earnings before income taxes     $  16,914      $  31,794
     -------------------------------------------------------------------

     In the first quarter of fiscal 2002, Modine acquired Thermacore International, Inc. in a business combination accounted for as a pooling of interests. Sales and operating income results for the periods presented above have been restated to include Thermacore in the Distributed Products segment. Included in the reported results for Thermacore in the June 2001 quarter are $2.6 million of acquisition costs. In addition to the Thermacore acquisition, management also introduced other changes in the current year to the segment reporting structure. Two changes made in the first quarter of the current fiscal year that affected operating results previously reported in the June 2000 quarter were the relocation of the Goch, Germany facility previously reported in the Original Equipment segment to the European Operations segment and the Emporia, Kansas facility previously reported in the Distributed Products segment to the Original Equipment segment. These revisions were made to align the plants with the current management reporting structure. Sales and operating income presented for the June 2000 quarter has been restated for the realignment of these two manufacturing facilities. Other less significant changes also made in the current year that affected Corporate and administrative expenses reported in the June 2001 quarter were the relocation of the Fuel Cell group to the Original Equipment segment and the relocation of the Engine Products staff to Corporate from the Original Equipment segment. Sales and operating income data presented for the June 2000 quarter were not restated for these two changes due to their insignificance.

                                                        (In thousands)
     -------------------------------------------------------------------
                                      June 26,              March 31,
     Period ending                      2001                  2001
     -------------------------------------------------------------------
     Assets:
      Original Equipment             $ 213,801              $ 201,906
      Distributed Products             268,689                260,446
      European Operations              200,641                214,186
      Corporate & Administrative       252,464                274,575
      Eliminations                     (12,148)               (13,935)
     -------------------------------------------------------------------
            Total assets             $ 923,447              $ 937,178
     -------------------------------------------------------------------

     Assets for Thermacore are reported in the Distributed Products segment. Two changes made in the current year that affected assets previously reported at March 31, 2001 were the relocation of the Goch, Germany facility (previously reported in the Climate Systems division) from the Original Equipment segment to the European Operations segment and the Emporia, Kansas facility (previously reported in the Aftermarket division) from the Distributed Products segment to the Original Equipment segment. The asset data presented has been restated for March 31, 2001 to reflect the acquisition and the segment relocation of the two manufacturing facilities.

6. Recent developments concerning legal proceedings reported in the Modine Manufacturing Company ("Modine or the Company") Form 10-K report for the year ended March 31, 2001, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.

7. The computational components of basic and diluted earnings per share are as follows:

                               (In thousands, except per-share amounts)
     ---------------------------------------------------------------------
                                               Three months ended June 26
                                                     2001      2000
     ---------------------------------------------------------------------

     Net earnings per share of common stock:
     --------------------------------------
          - basic                                   $0.31      $0.60
          - assuming dilution                       $0.31      $0.59
     Numerator:
     ---------

     Income available to common shareholders      $10,218    $19,213
     Denominator:
     -----------

     Weighted average shares
        outstanding - basic                        32,884     32,168

     Effect of dilutive securities - options*         314        615
                                                  -------    -------

     Weighted average shares outstanding -
        assuming dilution                          33,198     32,783
     ---------------------------------------------------------------------

     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market price per share          $26.47     $23.57
           Number of shares                         1,179      1,752

8. Comprehensive (loss)/earnings, which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the 3 months ended June 26, 2001 and 2000, were $(1,862,000) and $15,627,000 respectively.

9. In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of Statement 142 must be applied with fiscal years beginning after December 15, 2001. Modine will adopt SFAS No. 142 beginning April 1, 2002. Due to the recent issuance of the SFAS 141 and 142 by the Financial Accounting Standards Board, final rules and definitive application guidance are currently unavailable. Accordingly, management has not yet determined the effect, if any, the new rules will have on the financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

10. On April 1, 2001, Modine adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities". No adjustments to the June 26, 2001 financial statements were necessary as a result of applying the new regulations set forth in SFAS 133 and 138. Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's derivative/hedging activity can be generally categorized into three main areas:

     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------
     The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure.
     The currency exposure related to the net assets of Modine's European subsidiaries and its joint venture in Japan are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the quarter ended June 26, 2001, $1.2 million of net gains related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

     Foreign-Exchange Contracts Hedging Foreign Denominated Trade
     ------------------------------------------------------------
     Receivables
     -----------
     The Company routinely exports its products to Europe in sales transactions, some of which result in foreign-currency-denominated trade receivables. The Company enters into foreign exchange contracts, generally with terms of 90 days or less, to hedge these specific foreign-currency-denominated trade receivables. These contracts do not subject Modine to significant risk due to the exchange-rate movements because gains and losses on these contracts offset gains and losses on the trade receivables being hedged. As of June 26, 2001, the company had approximately $1.0 million in outstanding forward foreign-exchange contracts denominated in Euros. The difference between these contracts' values and the fair value of these instruments in aggregate was not material.

     Sales and Purchase Contracts
     ----------------------------
     The Company on a regular basis enters into long-term sales and purchase contracts with vendors and customers that link the prices charged for materials such as copper and aluminum to certain published commodity indices. These transactions are routine in nature and provide no net settlement provision and no market mechanism to facilitate net settlement. As a result management has determined that these transactions fall outside of the provisions of SFAS 133 and 138.

     Certain subsidiaries have transactions in currencies other than their functional currencies and, from time to time, enter into forward and option contracts to hedge the purchase of inventory or to sell nonfunctional currency receipts. These transactions are infrequent and immaterial to the results of operations and financial condition of the Company.

11. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2001 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

12. Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2001 Annual Report to shareholders, which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2001.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


The following discussion and analysis provides information that Management believes is relevant to an assessment and understanding of Modine's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto. All period comparisons presented below include Thermacore International, Inc. which was acquired in a pooling transaction on April 27, 2001.

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 2001-02 with the First Quarter
-----------------------------------------------------------------
of 2000-01
----------

First quarter net sales of $280.6 million were 6.6% lower than the $300.4 million reported in the first quarter of last year. Sales would have been approximately $5.1 million higher if the U.S. dollar had not strengthened to well above last year's level, relative to the Euro.

Revenues from the European operations segment grew by more than 3% from the same quarter last year. Volume increases in Europe were partially offset by the continuing strength of the U.S. dollar. Revenues recorded in the Original Equipment segment declined by over 13% from one year ago. Sales to markets served by the Original Equipment segment were down across the board. In the Distributed Products segment, revenue declines approached 7%. All markets served by this segment were also down from one year ago.

Gross margin, as a percentage of sales, was 26.4%. This was a 2.9% decline as a percentage of sales from the 29.3% earned in the first quarter of the previous year. Lower gross margins were earned across all segments of the Company, reflecting the weakened market conditions in the U.S. and the strengthening of the dollar in relation to the Euro from the same quarter one year ago.

Selling, general and administrative expenses of $56.5 million remained virtually unchanged from last year's first quarter while increasing to 20.1% from 18.8% as a percentage of sales. Without the one-time pre-tax charges of $3.1 million related to the Thermacore acquisition recorded in the quarter, selling, general and administrative expenses would have been only 19.0% as a percentage of sales.

Average outstanding debt levels decreased $38.4 million, or approximately 17.7%, from the same quarter a year ago while interest expense decreased 9.9%, or $0.2 million. Interest expense declined at a slower rate primarily due to lower capitalized interest amounts associated with capital projects.

Net non-operating income declined by $1.1 million from the same
quarter of the previous year.   Included in last year's first
quarter was a patent settlement with Mitsubishi Heavy Industries for $1.9 million as a partial settlement for past infringement of Modine's PF technology. The other large item influencing the overall change were higher equity earnings in affiliates in the current fiscal year.

The provision for income taxes in the current quarter was $6.7 million compared to last years' first quarter expense of $12.6 million. The effective tax rate in both years was 39.6%.

Net earnings for the quarter of $10.2 million were 47% lower than the same quarter a year ago at $0.31 basic, and $0.31 diluted earnings per share compared to last year's first quarter net earnings of $19.2 million, or $0.60 basic and $0.59 diluted earnings per share. Return on shareholders' equity was 7.9 percent.

Outlook for the Remainder of the Year
-------------------------------------

For the fiscal year, management anticipates that overall revenues will be close to fiscal 2001 levels, with the first half down from the year before, but with improvement coming in the second half of the year. Earnings, excluding prior year patent settlement gains, are expected to follow this same pattern, gaining momentum during the year. Modine will continue to focus on cash flow through improved working capital management, which should help the company once again generate operating cash flows near fiscal 2001's record levels. In addition, Modine expects capital expenditures to continue their downward trend in fiscal 2002, falling below last year's total. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
-------------------

Comparison between June 26, 2001 and March 31, 2001
---------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $30.3 million increased $8.6 million from the March 31, 2001 balance. Cash provided by operating activities during the quarter exceeded capital expenditures, debt reductions and the quarterly dividend payment.

Trade receivables of $185.4 million were up $7.4 million (4%) over year-end primarily due to increased sales volumes, up $9.1 million over the previous quarter, and an increase of two collection days when compared to the fourth quarter of fiscal 2001.

Inventory levels of $149.1 million dropped by $4.0 million from year-end and $25.4 million from the same quarter a year ago. On-going management programs to reduce inventory levels and the exchange rate impact of the U.S. dollar relative to the Euro were the main factors contributing to the reduction from a year ago.

Deferred income taxes and other current assets declined by $11.9 million from year-end. The largest single item contributing to
the change was a reduction in unbilled customer tooling.   Other
items also contributing to the overall change were lower foreign currency contracts hedging trade receivables in foreign currencies, receipt of a dividend from the company's joint venture in Japan which was classified as a receivable at year-end and a reduction in receivables arising from stock transactions with employees.

The current ratio increased from 2.0 to 1 to 2.2 to 1. Net working capital increased $26.6 million to $224.7 million. Major items influencing the change were higher cash and cash equivalents, higher trade receivables, and lower short-term debt and the current portion of long-term debt. These were offset in part by lower inventories, lower other current assets, higher income taxes payable and higher accrued expenses.


Noncurrent assets
-----------------

Net property, plant and equipment of $357.4 million declined by $9.4 million over year-end. Capital expenditures during the quarter were lower than depreciation, retirements, and foreign currency translation. Expenditures for European production, administrative, and technical center facilities, new programs for automotive and truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures.
Outstanding commitments for capital expenditures were $22.4 million at June 26, 2001. Approximately one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third party borrowing as required.

Investments in unconsolidated affiliates of $24.2 million declined by $2.2 million from year-end. The largest item contributing to the decrease in the quarter was the unfavorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda. Higher equity earnings partially offset this negative translation effect.

Intangible assets decreased by $2.2 million. Amortization and foreign currency translation were the main items contributing to the change.


Current Liabilities
-------------------

Accounts payable and other current liabilities of $158.6 million were $0.4 million higher than March 2001. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $3.3 million from timing differences in making estimated payments.


Debt
----

Outstanding debt decreased $9.2 million to $173.7 million from the March 2001 balance of $182.9 million. Domestic long-term debt increased $15.4 million with existing lenders. Approximately $7.0 million of long-term debt, originally secured during the construction of the Company's Pontevico, Italy manufacturing facility, was refinanced in Europe. Total short-term borrowing decreased $24.9 million to $2.4 million. The domestic portion of the reduction in short-term debt totaled $18.5 million and the foreign portion was $6.4 million. Total debt assumed in the Thermacore acquisition of $14.0 million was refinanced using current lines of credit with an existing lender at more favorable interest rates.

Consolidated available lines of credit decreased $13.9 million to $53.8 million during the quarter. Domestically, Modine's unused lines of credit were $25.6 million. Foreign unused lines of credit were $28.2 million. Total debt as a percentage of shareholders' equity decreased from 35.3% to 34.0%.


Shareholders' Equity
--------------------

Total shareholders' equity decreased by $7.5 million to a total of $511.2 million. The net decrease resulted primarily from unfavorable foreign currency translation impact of $12.1 million during the quarter as the dollar continued to strengthen against the Euro and from dividends paid to shareholders of $8.2 million. These changes were offset in part by net earnings of $10.2 million for the first three months and a reduction in treasury shares held by the company resulting in a decrease of $3.6 million in treasury stock. A corresponding decrease in retained earnings of $1.4 million to record the losses on the issuances of treasury shares to satisfy stock option exercises and employee stock plan requirements was also recorded in the quarter.


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

In February 2000, Modine filed a complaint against Delphi
Automotive Systems Corporation in the U.S. District Court in
Milwaukee, Wisconsin, alleging infringement of its PF patent.
Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.


Item 2.  Recent Sales of Unregistered Securities

     On June 13, 2001, Modine issued 7,619 shares of its common stock to a former employee of Thermacore International, Inc. ("Thermacore") upon the exercise of options to acquire Modine common stock held by such former employee. The exercise price of the options was $5.67 per share of Modine common stock. The offer and sale of Modine common stock upon exercise of those options was not registered under the Securities Act of 1933, as amended. Modine acquired Thermacore on April 27, 2001, at which time all options to acquire shares of Thermacore common stock held by employees and two former employees of Thermacore (including the one referenced above) were converted into options to acquire Modine common stock. Neither offers nor sales of common stock to those two persons who were not employees of Thermacore at the time that it became a subsidiary of Modine are eligible for registration on Form S-8. Those offers and the sale of 7,619 shares of Modine common stock that is the subject of this paragraph are being made in reliance upon the private placement exemption under Section 4(a) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on July 18, 2001:

     1.   Election of Directors.  The following were elected to
          ---------------------
serve as directors of the Company until 2004 or until their successors are elected:

                              Votes For       Votes Withheld
                              ---------       --------------
          Donald R. Johnson   25,978,415        2,074,276
          Gary L. Neale       27,675,968          376,723
          Richard J. Doyle    27,678,842          373,849


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

Reference Number
per Item 601 of
Regulation S-K                                                       Page
----------------                                                     ----

     4(b)(iii)     Rights Agreement Amendment No. 3 dated
                   as of October 15, 1996 between the
                   Registrant and First Chicago Trust
                   Company of New York (Rights Agent) (filed by reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year
                   ended March 31, 2001).

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

     (b)  Reports on Form 8-K:
          -------------------

The Company filed four reports on Form 8-K, described as follows:

1. Dated April 27, 2001 to report the closing of the Thermacore and Modine Manufacturing Company Merger.

2. Dated June 8, 2001 to report that certain forward looking statements regarding forecasts of sales and earnings growth are subject to certain risks and uncertainties as explained therein.

3.   Dated July 10, 2001 to report the Condensed Consolidated
     Results of Operations for Thermacore and Modine.

4. Dated July 18, 2001 to report the projected earnings for the coming fiscal year.

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




                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:    E. T. THOMAS
                                 -------------------------------------
                                 E. T. Thomas, Senior Vice President,
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  August 6, 2001         By:    D. R. ZAKOS
                                 -------------------------------------
                                 D. R. Zakos, Vice President, General
                                    Counsel and Secretary