Form 10-Q
period 2001-09-26
MODINE MANUFACTURING CO
filed 2001-11-07
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 26, 2001
                                    ------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------

                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                          39-0482000
     -------------------------------           ------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin         53403-2552
     ------------------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                        ---------------


                              NOT APPLICABLE
     ------------------------------------------------------------------
       (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Outstanding at November 6, 2001
   -----------------------------     -------------------------------
   Common Stock, $0.625 Par Value             33,194,479

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                               Page No.
                                                               --------

PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                   September 26 and March 31, 2001                 3

                  Consolidated Statements of Earnings -
                   For the Three Months Ended
                   September 26, 2001 and 2000
                   and the Six Months Ended
                   September 26, 2001 and 2000                     4

                  Consolidated Statements of Cash Flows -
                   For the Six Months Ended September 26,
                   2001 and 2000                                   5

                  Notes to Consolidated Financial Statements       6

     Item 2.  Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition                                       14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                   19

     Item 5.  Other Information                                   20

     Item 6.  Exhibits and Reports on Form 8-K                    20

Signatures                                                        22

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                   September 26, 2001 and March 31, 2001
                 (In thousands, except per-share amounts)
                                (Unaudited)
                                             September 26, 2001     March 31, 2001
ASSETS
------
 Current assets:
 Cash and cash equivalents                       $  34,745           $  21,744
 Trade receivables, less allowance for
  doubtful accounts of $3,018 and
  $2,459, respectively                             181,051             177,972
 Inventories                                       135,252             153,096
 Deferred income taxes and other
  current assets                                    35,754              55,248
                                                 ---------           ---------
 Total current assets                              386,802             408,060
                                                 ---------           ---------
 Noncurrent assets:
 Property, plant, and equipment -- net             365,094             366,854
 Investment in affiliates                           24,173              26,403
 Goodwill and other intangible
  assets -- net                                     61,783              64,886
 Deferred charges and other noncurrent
  assets                                            74,747              70,975
                                                 ---------           ---------
 Total noncurrent assets                           525,797             529,118
                                                 ---------           ---------
    Total assets                                 $ 912,599           $ 937,178
                                                 =========           =========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
 Current liabilities:
 Short-term debt                                 $     552           $  27,281
 Long-term debt -- current portion                  44,518              17,879
 Accounts payable                                   73,835              80,028
 Accrued compensation and employee
  benefits                                          46,191              49,161
 Income taxes                                        7,645               6,590
 Accrued expenses and other current
  liabilities                                       32,175              29,071
                                                 ---------           ---------
 Total current liabilities                         204,916             210,010
                                                 ---------           ---------
 Other liabilities:
 Long-term debt                                    118,209             137,766
 Deferred income taxes                              32,559              31,796
 Other noncurrent liabilities                       39,556              38,909
                                                 ---------           ---------
 Total noncurrent liabilities                      190,324             208,471
                                                 ---------           ---------
    Total liabilities                              395,240             418,481
                                                 ---------           ---------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares,
  issued - none                                         --                  --
 Common stock, $0.625 par value,
  authorized 80,000 shares, issued
  33,675 and 33,663 shares                          21,047              21,039
 Additional paid-in capital                         17,942              17,468
 Retained earnings                                 525,979             528,653
 Accumulated other comprehensive loss              (32,228)            (23,651)
 Treasury stock at cost: 514 and
  812 shares, respectively                         (12,989)            (23,564)
 Restricted stock - unamortized value               (2,392)             (1,248)
                                                 ---------           ---------
    Total shareholders' investment                 517,359             518,697
                                                 ---------           ---------
    Total liabilities and
        shareholders' investment                 $ 912,599           $ 937,178
                                                 =========           =========

(See accompanying notes to consolidated financial statements.)

                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 2001 and 2000
              For the six months ended September 26, 2001 and 2000
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                   Three months ended         Six months ended
                                                   --------------------     --------------------
                                                      September 26              September 26
                                                   --------------------     --------------------
                                                     2001        2000          2001        2000
                                                   --------    --------     --------    --------
Net Sales                                          $269,114    $284,056     $549,745    $584,497
Cost of sales                                       204,151     208,155      410,819     420,709
                                                   --------    --------     --------    --------

Gross profit                                         64,963      75,901      138,926     163,788
Selling, general, and administrative expenses        55,053      60,281      111,574     116,713
                                                   --------    --------     --------    --------

Income from operations                                9,910      15,620       27,352      47,075

Interest expense                                     (2,142)     (2,187)      (4,207)     (4,479)
Patent settlements                                       --      15,084           --      16,959
Other income -- net                                   3,656       3,952        5,193       4,708
                                                   --------    --------     --------    --------

Earnings before income taxes                         11,424      32,469       28,338      64,263
Provision for income taxes                            4,595      12,106       11,291      24,687
                                                   --------    --------     --------    --------

Net earnings                                       $  6,829    $ 20,363     $ 17,047    $ 39,576
                                                   ========    ========     ========    ========
Net earnings per share of common stock
  - Basic                                             $0.21       $0.63        $0.52       $1.23
  - Assuming dilution                                 $0.20       $0.62        $0.51       $1.21
                                                   ========    ========     ========    ========

Dividends per share                                   $0.25       $0.25        $0.50       $0.50
                                                   ========    ========     ========    ========

Weighted average shares -- basic                     33,041      32,175       32,962      32,171
Weighted average shares -- assuming dilution         33,394      32,900       33,296      32,842
                                                   ========    ========     ========    ========

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Six Months Ended September 26, 2001 and 2000
                           (Unaudited)

                                                  Six months ended September 26
                                                  -----------------------------
                                                     2001               2000
                                                   --------           --------
Net cash provided by operating activities          $ 69,550           $ 85,157

Cash flows from investing activities:
Expenditures for property, plant, and
 equipment                                          (25,134)           (39,175)
Acquisitions, net of cash acquired                       --                249
Return of capital and investment in affiliates           --                343
Proceeds from dispositions of property,
 plant, and equipment                                 1,591                133
Other -- net                                            217                130
                                                   --------           --------

Net cash used for investing activities              (23,326)           (38,320)

Cash flows from financing activities:
(Decrease)\increase in short-term debt -- net       (26,620)               951
Additions to long-term debt                          42,178              2,386
Reductions of long-term debt                        (38,249)           (47,046)
Issuance of common stock, including
 treasury stock                                       6,722              1,811
Purchase of treasury stock                             (757)            (2,753)
Cash dividends paid                                 (16,497)           (14,639)
                                                   --------           --------

Net cash used for financing activities              (33,223)           (59,290)
                                                   --------           --------

Net increase/(decrease) in cash and cash
 equivalents                                         13,001            (12,453)
Cash and cash equivalents at beginning
 of period                                           21,744             31,242
                                                   --------           --------

Cash and cash equivalents at end of period         $ 34,745           $ 18,789
                                                   ========           ========

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
                  ----------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

1. On October 17, 2001, management announced that Modine will take a $14 million to $18 million pretax restructuring charge in the third quarter of fiscal 2002 to reduce excess manufacturing capacity. This restructuring will include the closure and consolidation of six production facilities. Management expects the restructuring action to produce approximately $12 million in pretax annual savings, once fully in place.

2.   The Board of Directors also announced at the October 17,
     2001 meeting, its intention to reduce Modine's next quarterly dividend, which will be declared on January 16, 2002, to 12.5 cents per share. This represents a 50% reduction from the previous quarterly rate of 25 cents per share.

3. On April 27, 2001, Modine Manufacturing Company (Modine) acquired Thermacore International, Inc. (Thermacore) in a business combination accounted for as a pooling of interests. Thermacore, which provides advanced cooling solutions for customers in the electronics and telecommunications industries, became a wholly owned subsidiary of Modine through the initial exchange of approximately 3.3 million shares of Modine common stock for all of the outstanding common and preferred stock of Thermacore International, Inc. In addition, approximately 0.3 million shares of Modine common stock were allocated to cover outstanding Thermacore stock options which were converted to Modine stock options as part of the transaction. The accompanying financial statements are based upon the assumption that the companies were combined for the first six months of fiscal 2002, and the financial statements of prior periods have been restated to give effect to the combination.

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

     Summarized results of operations of the separate companies for the period prior to acquisition, April 1, 2001 through April 27, 2001, and included in the current fiscal year's operations are as follows:
                                      (Unaudited in 000's)
                                   -----------------------------
                                     Modine         Thermacore
                                     ------         ----------
     Net sales                       $86,065          $3,496
     Net earnings (loss)               3,368          (1,655)

     Included in the operating results shown for April are $351,000 and $2,468,000 in pre-tax acquisition costs recorded for Modine and Thermacore, respectively.

     Following is a reconciliation of the amounts of net sales and net earnings previously reported for the second quarter and six-month period ended September 26, 2000 with the restated amounts.

                          (Unaudited in 000's)     (Unaudited in 000's)
                          Three months ended         Six months ended
                          September 26, 2000       September 26, 2000
                          --------------------     --------------------
     Net sales
      Modine                   $269,775               $556,259
      Thermacore                 14,281                 28,238
                               --------               --------
     Combined                  $284,056               $584,497
                               ========               ========

     Net earnings
      Modine                   $ 19,018               $ 36,980
      Thermacore                  1,345                  2,596
                               --------               --------
     Combined                  $ 20,363               $ 39,576
                               ========               ========

4. Raw Material, Work-in-Progress and Finished Goods. The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, Management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                   (in thousands)
     -------------------------------------------------------------
                           September 26, 2001    March 31, 2001
     -------------------------------------------------------------
     Raw materials            $ 30,982              $ 32,774
     Work in process            35,243                37,321
     Finished goods             69,027                83,001
                              --------              --------
      Total inventories       $135,252              $153,096
                              ========              ========

5.   Property, Plant, and Equipment.

                                                   (in thousands)
     -------------------------------------------------------------
                           September 26, 2001    March 31, 2001
     -------------------------------------------------------------
     Gross property,
      plant & equipment       $716,689              $697,063
     Less accumulated
      depreciation            (351,595)             (330,209)
                              --------              --------
      Net property,
        plant & equipment     $365,094              $366,854
                              ========              ========

6.   Intangible assets.
                                                   (in thousands)
     -------------------------------------------------------------
                           September 26, 2001    March 31, 2001
     -------------------------------------------------------------

     Goodwill                 $ 89,796             $ 90,361
     Patents and product
      technology                 6,901                6,901
     Other intangibles           2,927                2,925
     Less accumulated
      amortization             (37,841)             (35,301)
                              --------             --------
      Net intangible assets   $ 61,783             $ 64,886
                              ========             ========

7.   Segment data:
                                                   (In thousands)
     --------------------------------------------------------------

     Quarter ended September 26,           2001          2000
                                           ----          ----
     Sales:
       Original Equipment                $108,690      $111,757
       Distributed Products               106,988       119,414
       European Operations                 67,997        70,938
     --------------------------------------------------------------
         Segment sales                    283,675       302,109
       Eliminations                       (14,561)      (18,053)
     --------------------------------------------------------------
         Total net sales                 $269,114      $284,056
     --------------------------------------------------------------
     Operating income:
       Original Equipment                $ 14,510      $ 16,703
       Distributed Products                 7,703        10,312
       European Operations                  2,893         6,524
     --------------------------------------------------------------
         Segment operating income          25,106        33,539
       Corporate & administrative
           expenses                       (15,258)      (17,960)
       Eliminations                            62            41
       Other items not allocated
           to segments                      1,514        16,849
     --------------------------------------------------------------
        Earnings before income taxes     $ 11,424      $ 32,469
     --------------------------------------------------------------

                                                   (In thousands)
     --------------------------------------------------------------

     Six Months ended September 26,        2001          2000
                                           ----          ----
     Sales:
       Original Equipment                $220,978      $241,061
       Distributed Products               208,775       228,588
       European Operations                152,534       152,936
     --------------------------------------------------------------
         Segment sales                    582,287       622,585
       Eliminations                       (32,542)      (38,088)
     --------------------------------------------------------------
             Total net sales             $549,745      $584,497
     --------------------------------------------------------------
     Operating income:
       Original Equipment               $  32,388      $ 44,127
       Distributed Products                12,317        19,679
       European Operations                 13,033        16,730
     --------------------------------------------------------------
         Segment operating income          57,738        80,536
       Corporate & administrative
           expenses                       (30,448)      (33,514)
       Eliminations                            62            53
       Other items not allocated
           to segments                        986        17,188
     --------------------------------------------------------------
         Earnings before income taxes   $  28,338      $ 64,263
     --------------------------------------------------------------

     In the first quarter of fiscal 2002, Modine acquired Thermacore International, Inc. in a business combination accounted for as a pooling of interests. Sales and operating income results for the periods presented above have been restated to include Thermacore in the Distributed Products segment. Included in the reported results for Thermacore in the September 2001 quarter and six-month period are $0.1 million and $2.7 million, respectively, of acquisition costs. In addition to the Thermacore acquisition, management also introduced other changes in the current year to the segment reporting structure. Two changes made in the first quarter of the current fiscal year that affected operating results previously reported in the September 2000 quarter and six-month period were the relocation of the Goch, Germany facility previously reported in the Original Equipment segment to the European Operations segment and the Emporia, Kansas facility previously reported in the Distributed Products segment to the Original Equipment segment. These revisions were made to align the plants with the current management reporting structure. Sales and operating income presented for the September 2000 quarter and six-month period have been restated to reflect the realignment of these two manufacturing facilities. Other less significant changes also made in the beginning of the current year that affected Corporate and administrative expenses reported in the September 2001 quarter and six-month period were the relocation of the Fuel Cell group to the Original Equipment segment and the relocation of the Engine Products staff to

     Corporate from the Original Equipment segment. Sales and operating income data presented for the September 2000 quarter and six-month period were not restated for these two changes due to their insignificance.

                                                   (In thousands)
     --------------------------------------------------------------
                                  September 26,          March 31,
     Period ending                    2001                 2001
     --------------------------------------------------------------
     Assets:
      Original Equipment            $225,410             $201,906
      Distributed Products           253,823              260,446
      European Operations            207,594              214,186
      Corporate & Administrative     238,107              274,575
      Eliminations                   (12,335)             (13,935)
     --------------------------------------------------------------
            Total assets            $912,599             $937,178
     --------------------------------------------------------------

     The asset data presented has been restated for March 31, 2001 to reflect the Thermacore acquisition and the segment relocation of the two manufacturing facilities as previously discussed.

8. Recent developments concerning legal proceedings reported in Modine Manufacturing Company ("Modine or Company") Form 10-K report for the year ended March 31, 2001, are updated in
     Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of Modine's management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.

9. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     ------------------------------------------------------------------------
                                        Three months ended   Six months ended
                                           September 26        September 26
     ------------------------------------------------------------------------
                                          2001      2000      2001      2000
     ------------------------------------------------------------------------
     Net earnings per share of
     -------------------------
     common stock:
     ------------
          - basic                          $0.21    $0.63     $ 0.52    $1.23
          - assuming dilution              $0.20    $0.62     $ 0.51    $1.21
     Numerator:
     ----------
     Income available to common
       shareholders                       $6,829  $20,363    $17,047  $39,576
     Denominator:
     ------------
     Weighted average shares
       outstanding - basic                33,041   32,175     32,962   32,171
     Effect of dilutive
       securities - options*                 353      725        334      671
                                         -------  -------    -------  -------
     Weighted average shares
       outstanding - assuming dilution    33,394   32,900     33,296   32,842
     ------------------------------------------------------------------------

     *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market
             price per share              $28.31   $28.00     $27.70   $25.26
           Number of shares                1,093    1,104      1,207    1,263

10. Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 2001 and 2000, respectively, were $10,332 and $18,530 for three months, and $8,470 and $34,157 for six months.

11. In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of Statement 142 must be applied with fiscal years beginning after December 15, 2001. Modine will adopt SFAS No. 142 beginning April 1, 2002. Management is currently assessing the implementation guidance being provide by the FASB and other regulatory bodies and has not yet determined the effect, if any, the new rules will have on the financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principle.

12. On April 1, 2001, Modine adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" and
     Statement of Financial Accounting Standards No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities." No adjustments to the fiscal 2001-02 financial statements were necessary upon adoption of the new regulations set forth in SFAS 133 and 138. Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's derivative/hedging activity can be generally categorized into three main areas:

     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------
     The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure.
     The currency exposure related to the net assets of Modine's European subsidiaries and its joint venture in Japan is managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the second quarter and six months ended September 26, 2001, $3.2 million and $4.4 million, respectively, of net gains related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

     Foreign-Exchange Contracts Hedging Foreign Denominated Trade
     ------------------------------------------------------------
     Receivables
     -----------
     The Company routinely exports its products to Europe in sales transactions, some of which result in foreign-currency-denominated trade receivables. The Company enters into foreign exchange contracts, generally with terms of 90 days or less, to hedge these specific foreign-currency-denominated trade receivables. These contracts do not subject Modine to significant risk due to the exchange-rate movements because gains and losses on these contracts offset gains and losses on the trade receivables being hedged. As of September 26, 2001, the company had approximately $1.1 million outstanding in forward foreign-exchange contracts denominated in Euro.

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

13. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2001 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair presentation of results for the interim period. Results for the first six months of fiscal 2001 are not necessarily indicative of the results to be expected for the full year.

14. Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, these statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2001 Annual Report to shareholders which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2001.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 2001-02 with the Second
-----------------------------------------------------------
Quarter of 2000-01
------------------

Net sales for the second quarter of fiscal 2001-02 were $269.1 million, down 5.3% from the $284.1 million reported in the second quarter of last year. Sales would have been approximately $5.5 million higher without the impact of a stronger U.S. dollar in relation to the Euro.

Revenues, in U.S. dollars, across all segments of the company were lower than the same quarter a year ago. Quarterly results for the company's European Operations segment improved slightly in local currency from year ago levels, but finished down 4.1% due to the adverse currency translation impact of $4.6 million recorded in the quarter. Revenues recorded in the Original Equipment segment declined by less than 3% from the same period last year. Sales to the majority of the markets served by the Original Equipment segment were down. A number of industry-wide factors related to a weakening U.S. economy were responsible for the decline. The North American heavy-truck market remained at depressed levels, off 50% from recent production volumes. Also a weakening North American light-vehicle market served to mitigate the positive effects of new product launches. Demand for agricultural and construction products remained flat in the current quarter against the prior year's weak levels. In the Distributed Products segment, revenues declined by just over 10%. Automotive aftermarket sales were very weak due to sluggish demand and pricing pressures related to excess industry capacity and aggressive new entrants into the market. Declining construction activity during the quarter hurt the company's building ventilation and cooling business. Modine's newest market, electronics cooling, was affected negatively in the quarter by the rapid downturn that is continuing in the computer and telecommunications equipment markets.

Gross profit, as a percentage of sales, was 24.1%.  This was a
2.6 percentage point decline from the 26.7 % earned in the second quarter last year. Material costs, as a percentage of sales, rose by 1.2 percentage points, while labor remained constant, and the ratio of manufacturing overhead to sales grew by 1.3 percentage points versus the prior period. Overall, gross margins were down across all segments with European operations experiencing the largest margin decline from the same quarter a year ago.

Selling, general and administrative expenses of $55.1 million declined 8.7%, or $5.2 million, over last year's second quarter while decreasing to 20.5% from 21.2% as a percentage of sales. While virtually every expense category registered a decline, salaries and other compensation together with related fringe benefits recorded the largest drop from the same period a year ago.

Operating income at 3.7% of sales was 1.8 percentage points lower than last year's 5.5%. A weakening U.S. economy, resulting in lower sales volumes, was a major factor contributing to the decline.

Interest expense declined slightly from the same quarter a year ago.

Net non-operating income in the current quarter decreased $15.4 million from the same quarter of the previous year. The current year's quarter included the sale of an aftermarket warehouse facility in Los Angeles resulting in a $0.9 million gain. Also included in non-operating income in the prior year's second quarter was a patent settlement of $15.1 million.

The effective tax rate increased to 40.2% from 37.3 % when compared to the same period last year. The largest item contributing to the increase in the effective tax rate for the quarter was non-deductible acquisition expenses resulting from the April Thermacore International, Inc. acquisition.

Net earnings for the second quarter of $6.8 million were 67% lower than last year's $20.4 million earned in the second quarter. Earnings per share were $0.21 basic and $0.20 diluted, compared to $0.63 basic and $0.62 diluted in the prior year.
Last year's earnings results were favorably impacted by $15.1 million in pretax patent settlements recorded during the quarter.

Comparison of the First Six Months of 2001-02 with the First Six
----------------------------------------------------------------
Months of 2000-01
-----------------

Net sales for the first six months of fiscal 2001-02 were $549.7 million, down 5.9% from the $584.5 million reported in the same period of last year. Sales were negatively impacted by a stronger U.S. dollar in relation to the Euro by approximately
$10.6 million.

Overall, changes in the company's segment sales were very similar to those reported for the second quarter. European Operations segment improved by 5.6% in local currency from year ago levels, but finished down slightly in dollars due to the adverse currency translation impact of $9.0 million recorded in the first half of the year. In the Original Equipment segment, sales declined by more than 8%. Reduced demand in the North American truck market, a weakening U.S. economy affecting passenger car and light truck sales, and relatively flat sales in the agricultural and construction markets contributed to the shortfall recorded in the first six months. The Distributed Products segment weakened by almost 9%, with major factors being a very soft North American aftermarket, declining construction activity affecting the HVAC market, and the continued weakness in the computer and telecommunications markets.

Gross profit of 25.3% was down 2.7 percentage points from the first six months of the previous year. Material costs, as a percentage of sales, grew by 1.5 percentage points, while labor declined slightly and the ratio of manufacturing overhead to sales rose by 1.3 percentage points. Gross profits, in dollars, were down across all segments of the company reflecting the weakening worldwide economies.

Selling, general and administrative expenses of $111.6 million decreased 4.4% over the first six months of last year while increasing to 20.3% from 20.0%, as a percentage of sales. Without the one-time pre-tax charges of $3.3 million related to the Thermacore acquisition, selling, general and administrative expenses would have registered a 7.2% decline and dropped to 19.7%, as a percentage of sales.

Operating income at 5.0% of sales was down 3.1 percentage points from the 8.1% in the first half of the previous year. Lower sales volumes, one-time acquisition costs and negative currency translation were all factors contributing to the reduction.

Interest expense declined $0.3 million, or just over 6% from the same six month period a year ago. Average outstanding debt levels for the six months declined from the same period a year ago. The reduction in short-term debt used for working capital requirements was a major factor leading to the reduction in interest expense.

Net non-operating income, exclusive of the $17.0 million received in patent settlements in the prior year, rose by 10.3%, or $0.5 million, to $5.2 million. Major items included royalties of $1.9 million, equity earnings of affiliates of $1.3 million, profit on tooling sales of $1.3 million and profit on the disposal of plant property and equipment of $1.3 million.

The effective tax rate increased by just over 1.4 percentage points, when compared to the same period last year. The rate increase was primarily due to non-deductible expenses incurred as part of the Thermacore acquisition.

Net earnings for the first six months of the current year were $17.0 million, or $0.52 basic and $0.51 diluted earnings per share. This compares to $39.6 million, or $1.23 basic and $1.21 diluted earnings per share, for the same six-month period the year before. Last year's results included one-time patent settlements, on a pre-tax basis, of $17.0 million. Annualized return on shareholders' investment for the current period was 6.6%.

Outlook for the Remainder of the Year
-------------------------------------

The U.S. economy has continued to weaken during the year and Modine believes that the September 11th terrorist attacks have created additional elements of uncertainty. Due to the softening economy, the company anticipates continued weakness in its key markets. As a result, Modine has updated its forecast for the remainder of the fiscal year. Modine now expects fully diluted earnings per share to be in the $0.75 to $0.85 range, excluding any one-time items. Management is responding to this weakened outlook by reducing excess capacity, and will take a $14 million to $18 million pretax restructuring charge in the third quarter of fiscal 2002. This restructuring will include the closure and consolidation of six production facilities. Management expects the restructuring action to produce approximately $12 million in pretax savings, once fully in place. Management remains optimistic about Modine's long-term outlook. The company continues to maintain a solid balance sheet and future growth prospects. Reduced capital expenditures and additional working capital improvements should continue to generate strong cash flow. Modine will be well positioned for growth, once economic conditions improve in its core markets. Modine has created additional growth opportunities by entering new markets such as the thermal management of fuel cells and electronics cooling. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in Exhibit 99 to this Form 10-Q.


FINANCIAL CONDITION
-------------------

Comparison between September 26, 2001 and March 31, 2001
--------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $34.7 million were $13.0 million higher than March 31, 2001. For the first six months of fiscal 2002, cash provided by operating activities, the issuance of common stock, including treasury stock, and proceeds from the disposition of property, plant and equipment exceeded capital expenditures, debt repayments and the quarterly dividend payments.

Trade receivables of $181.1 million were up $3.1 million
(1.7%).

Overall inventory levels decreased $17.8 million to $135.3 million compared to the prior year-end. A major factor contributing to the decrease were on-going management programs, particularly in the aftermarket division, to reduce overall inventory levels. The continuing decline of the Euro relative to the dollar also had a downward impact on inventory values.

Deferred income taxes and other current assets declined by $19.5 million to $35.8 million from year-end. The largest single item contributing to the change was a reduction in unbilled customer tooling. Other significant items contributing to the change were lower prepaid income taxes and deferred tax assets, receipt of a dividend from the company's joint venture in Japan which was classified as a receivable at year-end, and a reduction in receivables arising from stock transactions with employees.

The current ratio was relatively unchanged at 1.9 to 1. Net working capital decreased $16.2 million. Major balance sheet items influencing the change were lower deferred income taxes and other current assets and lower inventories offset in part by higher cash and cash equivalents, lower accounts payable and higher trade receivables.

Noncurrent Assets
-----------------

Net property, plant and equipment assets of $365.1 million declined $1.8 million from year-end. Capital expenditures during the quarter were lower than depreciation, retirements and foreign currency translation. Expenditures for European production, administrative, and technical center facilities, new programs for automotive and truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures. Outstanding commitments for capital expenditures were $15.8 million at September 26, 2001. Approximately one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third party borrowing as required.

Investments in unconsolidated affiliates of $24.2 million declined $2.2 million from year-end. The largest item contributing to the decrease in the first half of fiscal 2002 was the unfavorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda. Higher equity earnings partially offset this negative currency translation effect.

Intangible assets decreased by $3.1 million. Amortization and foreign currency translation were the main items contributing to the change.

Deferred charges and other noncurrent assets increased by $3.8 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and higher long-term deferred tax assets.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $152.2 million were $6.1 million lower than March 2001. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $1.1 million due to timing differences in making estimated payments.

Debt
----

Outstanding debt decreased by $19.6 million to $163.3 million from March 31, 2001 balance of $182.9 million. Domestic long-term debt increased $10.6 million with existing lenders. Approximately $7.0 million of long-term debt, originally secured during the construction of the Company's Pontevico, Italy manufacturing facility, was refinanced in Europe. Overall, long-term debt in Europe decreased $3.5 million. Total short-term borrowing decreased $26.7 million to $0.6 million. The domestic portion of the reduction in short-term debt totaled $18.5 million and the foreign portion was $8.2 million. Total debt assumed in the Thermacore acquisition of $14.0 million was refinanced using current credit lines with an existing lender at more favorable interest rates.

Consolidated unused lines of credit decreased $18.7 million to $49.0 million during the quarter. The Company reduced its available lines with banks by $32.7 million from year-end and also reduced its actual borrowing on those lines by $14.0 million. Domestically, Modine's unused lines of credit were $35.6 million. Foreign unused lines of credit were $13.4 million. Total debt as a percentage of shareholders' equity decreased from 35.3% to 31.6%.

Shareholders' Investment
------------------------

Total shareholders' investment decreased by $1.3 million to a total of $517.4 million. Net earnings of $17.0 million in the first six months of fiscal 2002 were virtually offset by dividends paid to shareholders of $16.5 million. Unfavorable foreign currency translation of $8.6 million was reported as the dollar strengthened against the Euro, and the Brazilian Real declined in value by approximately 25% in the first six months of the fiscal year. A reduction in treasury shares held by the Company resulted in a $10.6 million decrease in treasury stock.
A corresponding decrease in retained earnings of $1.8 million to record the losses on the issuance of treasury shares to satisfy stock option exercises and employee stock plan requirements was also recorded in the first half of the year.

Liquidity
---------

Management believes that the Corporation's ability to generate cash from operations and its borrowing capacity are adequate to fund operating, capital spending and other needs for the foreseeable future. At the October 17, 2001 meeting of the Board of Directors, the Board indicated its intention to reduce the next quarterly dividend, which will be declared in January 2002, by 50% to 12.5 cents per share given the uncertain economic outlook and weakness in Modine's core markets. In making this decision, the Board considered Modine's recent forecast, on-going capital needs, and the dividend policies of comparable companies. This decision affords the Company greater financial flexibility and the opportunity to pursue other measures to increase shareholder value in the future.

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

     The Mitsubishi and Showa Litigation
     -----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF(r) Parallel Flow Technology and Showa's SC condenser. On
July 14, 2000, Modine and Showa reached a settlement and entered
into a license agreement.   The Agreement calls for cross licensing
of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for
past infringement of Modine's PF technology.   Subsequent one-time
payments of approximately $29.9 million are payable to Modine if the validity of Modine's PF patents in Japan is confirmed. The patent confirmation proceedings in Japan are expected to be completed by December 31, 2001. Modine is currently receiving running royalties of approximately $3.5 to $4.0 million annually from certain Japanese competitors related to its PF patents in Japan. This revenue stream, which is expected to continue until the underlying patents expire in 2006-2008, would cease immediately if there is an unfavorable decision for Modine in the aforementioned Japanese confirmation proceedings.

     Other Matters
     -------------

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

Item 5.  Other Information.

Following the end of the quarter for which this report is filed, the Company announced a plan to reduce excess capacity and take a $14 to $18 million pretax restructuring charge in the third quarter of fiscal 2002. The restructuring will include the closure and consolidation of six production facilities. The Company also announced its intention to reduce the next quarter's dividend, which will be declared in January 2002, by 50% from the previous quarter's rate. These actions were reported in a report on Form 8-K filed on October 17, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

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

Reference Number
per Item 601 of
Regulation S-K                                                       Page
--------------                                                       ----


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

  *99              Important Factors and Assumptions
                   Regarding Forwarding-Looking Statements.           23

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed three Report on Form 8-K, described as follows:

1.   Dated July 10, 2001 to report the Condensed Consolidated
     Results of Operations for Thermacore and Modine.

2. Dated July 18, 2001 to report the projected earnings for the coming fiscal year.

3. Dated October 17, 2001, as referenced in Item 5, above, to report financial results for the quarter ending September 26, 2001, the Company's upcoming restructuring actions and the Company's intention to reduce the next quarter's dividend by 50% as compared with the previous quarterly rate.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:   E. T. THOMAS
                                 ------------------------------------
                                 E. T. Thomas, Senior Vice President,
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 7, 2001       By:   D. R. ZAKOS
                                 ------------------------------------
                                 D. R. Zakos, Vice President,
                                    General Counsel and Secretary