Form 10-Q
period 2001-12-26
MODINE MANUFACTURING CO
filed 2002-02-08
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 26, 2001
                                       -----------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                            39-0482000
     --------------------------------        -------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin         53403-2552
     -----------------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                       ---------------


                         NOT APPLICABLE
     -----------------------------------------------------------------
  (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at February 7, 2002
     ------------------------------     -------------------------------
     Common Stock, $0.625 Par Value              33,355,631

                  MODINE MANUFACTURING COMPANY

                              INDEX

                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                 Consolidated Balance Sheets -
                    December 26 and March 31, 2001                   3

                 Consolidated Statements of Earnings -
                    For the Three Months Ended
                    December 26, 2001 and 2000
                    and the Nine Months Ended
                    December 26, 2001 and 2000                       4

                 Consolidated Statements of Cash Flows -
                    For the Nine Months Ended December 26,
                    2001 and 2000                                    5

                 Notes to Consolidated Financial Statements          6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                          15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                     21

     Item 6.  Exhibits and Reports on Form 8-K                      22

Signatures                                                          24

                  MODINE MANUFACTURING COMPANY
                   CONSOLIDATED BALANCE SHEETS
              December 26, 2001 and March 31, 2001
            (In thousands, except per-share amounts)
                           (Unaudited)
                                                December 26, 2001   March 31, 2001
                                                -----------------   --------------
ASSETS
 Current assets:
 Cash and cash equivalents                         $ 63,828            $ 21,744
 Trade receivables, less allowance for
  doubtful accounts of $3,362 and
  $2,459, respectively                              169,226             177,972
 Inventories                                        125,586             153,096
 Deferred income taxes and other current
  assets                                             36,868              55,248
                                                   --------            --------
 Total current assets                               395,508             408,060
                                                   --------            --------

 Noncurrent assets:
 Property, plant, and equipment -- net              354,726             366,854
 Investment in affiliates                            25,035              26,403
 Goodwill and other intangible assets -- net         58,657              64,886
 Deferred charges and other noncurrent assets        75,920              70,975
                                                   --------            --------
 Total noncurrent assets                            514,338             529,118
                                                   --------            --------
  Total assets                                     $909,846            $937,178
                                                   ========            ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current liabilities:
 Short-term debt                                   $    483            $ 27,281
 Long-term debt -- current portion                   41,960              17,879
 Accounts payable                                    73,518              80,028
 Accrued compensation and employee benefits          47,177              49,161
 Income taxes                                         6,420               6,590
Accrued expenses and other current
 liabilities                                         33,398              29,071
                                                   --------            --------
 Total current liabilities                          202,956             210,010
                                                   --------            --------

 Other liabilities:
 Long-term debt                                     117,811             137,766
 Deferred income taxes                               33,086              31,796
 Other noncurrent liabilities                        40,586              38,909
                                                   --------            --------
 Total noncurrent liabilities                       191,483             208,471
                                                   --------            --------
    Total liabilities                               394,439             418,481
                                                   --------            --------

 Shareholders' investment:
 Preferred stock, $0.025 par value,
  authorized 16,000 shares, issued - none                 -                   -
 Common stock, $0.625 par value, authorized
  80,000 shares, issued 33,721 and 33,663
  shares                                             21,076              21,039
 Additional paid-in capital                          18,296              17,468
 Retained earnings                                  518,481             528,653
 Accumulated other comprehensive loss               (29,869)            (23,651)
 Treasury stock at cost: 407 and 812
  shares, respectively                              (10,391)            (23,564)
 Restricted stock - unamortized value                (2,186)             (1,248)
                                                   --------            --------
    Total shareholders' investment                  515,407             518,697
                                                   --------            --------
    Total liabilities and shareholders'
     investment                                    $909,846            $937,178
                                                   ========            ========

     (See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended December 26, 2001 and 2000
              For the nine months ended December 26, 2001 and 2000
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                                       Three months ended          Nine months ended
                                                      ---------------------      ---------------------
                                                          December 26                 December 26
                                                      ---------------------      ---------------------
                                                        2001        2000            2001       2000
                                                      ---------   ---------      ---------   ---------
Net Sales                                             $270,433    $265,393       $820,178    $849,890
Cost of sales                                          203,592     195,209        614,411     615,918
                                                      --------    --------       --------    --------
Gross profit                                            66,841      70,184        205,767     233,972
Selling, general, and administrative expenses           53,864      56,808        165,438     173,521
Restructuring charges                                    8,507           -          8,507           -
                                                      --------    --------       --------    --------
Income from operations                                   4,470      13,376         31,822      60,451

Interest expense                                        (1,822)     (1,946)        (6,029)     (6,425)
Patent settlements                                           -           -              -      16,959
Other income -- net                                      1,017       1,178          6,210       5,886
                                                      --------    --------       --------    --------
Earnings before income taxes                             3,665      12,608         32,003      76,871
Provision for income taxes                               2,413       5,549         13,704      30,236
                                                      --------    --------       --------    --------
Net earnings                                          $  1,252    $  7,059       $ 18,299    $ 46,635
                                                      ========    ========       ========    ========

Net earnings per share of common stock
  - Basic                                                $0.04       $0.22          $0.55       $1.45
  - Assuming dilution                                    $0.04       $0.22          $0.55       $1.42
                                                      ========    ========       ========    ========
Dividends per share                                      $0.25       $0.25          $0.75       $0.75
                                                      ========    ========       ========    ========

Weighted average shares -- basic                        33,224      32,198         33,050      32,180
Weighted average shares -- assuming dilution            33,382      32,813         33,325      32,832
                                                      ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)


                  MODINE MANUFACTURING COMPANY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
      For the Nine Months Ended December 26, 2001 and 2000
                           (Unaudited)

                                                  Nine months ended December 26
                                                  -----------------------------
                                                      2001            2000
                                                   ----------      ----------

Net cash provided by operating activities           $107,611        $119,958

Cash flows from investing activities:
Expenditures for property, plant, and equipment      (31,178)        (58,850)
Acquisitions, net of cash acquired                         -             249
Investments in affiliate                                  74             343
Proceeds from dispositions of property, plant,
 and equipment                                         2,276             313
Other -- net                                             306          (2,711)
                                                    --------        --------

Net cash used for investing activities               (28,522)        (60,656)

Cash flows from financing activities:
(Decrease)/increase in short-term debt -- net        (26,544)          4,530
Additions to long-term debt                           46,573          46,602
Reductions of long-term debt                         (40,586)        (98,851)
Issuance of common stock, including treasury
 stock                                                 9,196           4,582
Purchase of treasury stock                              (835)         (4,355)
Cash dividends paid                                  (24,809)        (21,954)
                                                    --------        --------

Net cash (used for) financing activities             (37,005)        (69,446)
                                                    --------        --------

Net increase/(decrease) in cash and cash
 equivalents                                          42,084         (10,144)
Cash and cash equivalents at beginning of period      21,744          31,242
                                                    --------        --------

Cash and cash equivalents at end of period          $ 63,828        $ 21,098
                                                    ========        ========

(See accompanying notes to consolidated financial statements.)


                   MODINE MANUFACTURING COMPANY
                   ----------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

1. In the third quarter, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. This restructuring plan includes the closure of three manufacturing plants in North America located in LaPorte (Indiana), Knoxville (Tennessee) and St. Paul (Minnesota). The plants located in LaPorte and Knoxville manufacture products for customers in the Company's heavy-duty and industrial markets. The plant located in St. Paul produces products for the Company's HVAC market. The Company is relocating the production of the majority of the products previously made in these facilities to other Company locations. It is however ceasing the production of air turnover units, building evaporator units, and indirect fired heating units previously produced at the St. Paul facility and also rationalizing certain customer relationships as part of the restructuring process. Separate personnel reductions were also initiated as part of the restructuring plan at three other U.S. facilities located in Harrodsburg, Kentucky, Trenton, Missouri and the Corporate headquarters in Racine, Wisconsin. Included in the European portion of the restructuring plan is a plant closure taking place in Bernhausen, Germany and personnel reductions at the Company's manufacturing facility in Granada, Spain. The Company will be exiting the assembly of air conditioning equipment, previously performed at the Bernhausen facility, for off-highway equipment manufacturers as part of the restructuring. Personnel reductions and final phase out of the named manufacturing facilities have occurred, or are expected to occur, over the next twelve months.

     In connection with the restructuring plan, approximately 400 employees have been or will be terminated. The planned reductions will total approximately 300 employees in the U.S. and approximately 100 employees in Europe at the
     locations specified above.   Estimated employee termination
     costs of $6.0 million have been accrued. Of the total number of employees affected, approximately 19 employees were terminated as of the end of the third quarter and have received final benefit payments of $0.1 million.

     In addition to the costs of terminating employees, the other principal costs of the restructuring plan include the write-off of goodwill ($1 million) associated with the St. Paul facility, post-closing operating expenses for the facilities to be sold in LaPorte, Knoxville, and St. Paul, and other disposal costs. In total, these costs are approximately, $2.5 million.

     In addition to the restructuring costs, other closure-related costs recorded in the third quarter were $1.1 million in pension curtailment costs for the Laporte and Knoxville facilities, $0.6 million in increased depreciation in conjunction with the reduction of the useful lives of assets at the facilities to be closed, and $0.5 million of inventory identified as obsolete.

     Other special one-time items recorded in the quarter included a $1.0 million asset impairment identified at one of the Company's foreign facilities. The impairment consisted of $0.7 million reduction in the value of fixed assets and a $0.3 million write-off of goodwill. Also recorded in the quarter was the write-down of the unitary air conditioning product line marketed by the Company's HVAC division. The write-down consisted of $0.4 million in obsolete inventory and $0.2 million in fixed asset impairments.

     The following table provides a summary of restructuring and one-time closure costs recorded in the third quarter.

     Restructuring Charges                                   (in millions)
     ---------------------                                   -------------
       Employee severance and related benefits                    $6.0
       Goodwill impairment                                         1.0
       Post-closing operating expenses                             0.8
       Other disposal costs                                        0.7
                                                                  ----
          Total restructuring costs                               $8.5

     Other Closure Costs
     -------------------
       Pension curtailment costs                                  $1.1
       Obsolete inventory charges                                  0.9
       Fixed assets impairments                                    0.9
       Depreciation (change in useful lives)                       0.6
       Goodwill impairment                                         0.3
                                                                  ----
          Total other closure costs                               $3.8

            Total restructuring and other closure costs          $12.3
                                                                 =====


2. In the third quarter of fiscal 2002, the Company's risk management group undertook a comprehensive review of the estimating techniques utilized to determine the Company's overall insurance reserves. Based upon improving claim experience, from a detailed analysis performed on the frequency and severity of the workers' compensation claims, the Company reduced its accounting estimates for workers' compensation reserves by $6.5 million on a pre-tax basis and by $4.0 million, or $0.12 cents per basic and diluted share, on an after-tax basis.

3. As indicated following the second quarter of fiscal 2002, the Board of Directors declared on January 16, 2002 a quarterly dividend of 12.5 cents per share. This represents a 50% reduction from the previous quarterly rate of 25 cents per share.

4. On April 27, 2001, Modine Manufacturing Company (Modine) acquired Thermacore International, Inc. (Thermacore) in a business combination accounted for as a pooling of interests. Thermacore, which provides advanced cooling solutions for customers in the electronics and telecommunications industries, became a wholly owned subsidiary of Modine through the initial exchange of approximately 3.3 million shares of Modine common stock for all of the outstanding common and preferred stock of Thermacore International, Inc. In addition, approximately 0.3 million shares of Modine common stock were allocated to cover outstanding Thermacore stock options which were converted to Modine stock options as part of the transaction. The accompanying financial statements are based upon the assumption that the companies were combined for the first nine months of fiscal 2002, and the financial statements of prior periods have been restated to give effect to the combination.

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

     Summarized results of operations of the separate companies for the period prior to acquisition, April 1, 2001 through April 27, 2001, and included in the current fiscal year's operations are as follows:
                                      (Unaudited in 000's)
                                ---------------------------------
                                    Modine         Thermacore
                                   -------        ------------
     Net sales                     $86,065           $3,496
     Net earnings (loss)             3,368           (1,655)

     Included in the operating results shown for April are $351,000 and $2,468,000 in pre-tax acquisition costs recorded for Modine and Thermacore, respectively.

     Following is a reconciliation of the amounts of net sales and net earnings previously reported for the third quarter and nine-month period ended December 26, 2000 with the restated amounts.

                          (Unaudited in 000's)     (Unaudited in 000's)
                           Three months ended       Nine months ended
                           December 26, 2000        December 26, 2000
                          --------------------     --------------------
     Net sales
      Modine                  $252,346                  $808,605
      Thermacore                13,047                    41,285
                              --------                  --------
     Combined                 $265,393                  $849,890
                              ========                  ========

     Net earnings
      Modine                    $6,109                   $43,089
      Thermacore                   950                     3,546
                                ------                   -------
     Combined                   $7,059                   $46,635
                                ======                   =======

5. Raw Material, Work-in-Progress and Finished Goods. The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories.

     Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, Management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                   (in thousands)
     -------------------------------------------------------------
                           December 26, 2001      March 31, 2001
     -------------------------------------------------------------
     Raw materials            $ 28,280              $ 32,774
     Work in process            31,130                37,321
     Finished goods             66,176                83,001
                              --------              --------
      Total inventories       $125,586              $153,096
                              ========              ========

6.   Property, Plant, and Equipment.

                                                   (in thousands)
     -------------------------------------------------------------
                           December 26, 2001      March 31, 2001
     -------------------------------------------------------------
     Gross property,
      plant & equipment        $714,047              $697,063
     Less accumulated
      depreciation             (359,321)             (330,209)
                               --------              --------
      Net property,
        plant & equipment      $354,726              $366,854
                               ========              ========

7.   Intangible assets.

                                                   (in thousands)
     -------------------------------------------------------------
                           December 26, 2001      March 31, 2001
     -------------------------------------------------------------

     Goodwill                   $86,516              $90,361
     Patents and product
       technology                 6,901                6,901
     Other intangibles            2,972                2,925
     Less accumulated
       amortization             (37,732)             (35,301)
                                -------              -------
      Net intangible assets     $58,657              $64,886
                                =======              =======

8.   Segment data.
                                                       (In thousands)
     -----------------------------------------------------------------
     Quarter ended December 26,               2001           2000
                                              ----           ----
     Sales:
       Original Equipment                  $116,693        $108,302
       Distributed Products                  89,773          99,901
       European Operations                   81,091          75,030
     -----------------------------------------------------------------
         Segment sales                      287,557         283,233
       Eliminations                         (17,124)        (17,840)
     -----------------------------------------------------------------
         Total net sales                   $270,433        $265,393
     -----------------------------------------------------------------
     Operating income:
       Original Equipment                  $ 16,266        $ 17,127
       Distributed Products                  (1,743)          4,676
       European Operations                    5,793           8,301
     -----------------------------------------------------------------
         Segment operating income            20,316          30,104
       Corporate & administrative
           expenses                         (15,873)        (16,776)
       Eliminations                              27              48
       Other items not allocated
           to segments                         (805)           (768)
     -----------------------------------------------------------------
         Earnings before income taxes      $  3,665        $ 12,608
     -----------------------------------------------------------------

                                                       (In thousands)
     -----------------------------------------------------------------
     Nine Months ended December 26,           2001           2000
                                              ----           ----
     Sales:
       Original Equipment                  $337,671        $349,363
       Distributed Products                 298,548         328,489
       European Operations                  233,625         227,966
     -----------------------------------------------------------------
         Segment sales                      869,844         905,818
       Eliminations                         (49,666)        (55,928)
     -----------------------------------------------------------------
         Total net sales                   $820,178        $849,890
     -----------------------------------------------------------------
     Operating income:
       Original Equipment                  $ 48,654        $ 61,254
       Distributed Products                  10,574          24,355
       European Operations                   18,826          25,031
     -----------------------------------------------------------------
         Segment operating income            78,054         110,640
       Corporate & administrative
           expenses                         (46,321)        (50,290)
       Eliminations                              89             101
       Other items not allocated
           to segments                          181          16,420
     -----------------------------------------------------------------
         Earnings before income taxes      $ 32,003        $ 76,871
     -----------------------------------------------------------------

     In the first quarter of fiscal 2002, Modine acquired Thermacore International, Inc. in a business combination accounted for as a pooling of interests. Sales and operating income results for the periods presented above have been restated to include Thermacore in the Distributed Products segment. Included in the reported results for Thermacore in the December 2001 quarter and nine-month period are $(0.1) million and $2.6 million, respectively, of acquisition costs. In addition to the Thermacore acquisition, Management also introduced other changes in the current year to the segment reporting structure. Two changes made in the first quarter of the current fiscal year that affected operating results previously reported in the December 2000 quarter and nine-month period were the relocation of the Goch, Germany facility previously reported in the Original Equipment segment to the European Operations segment and the Emporia, Kansas facility previously reported in the Distributed Products segment to the Original Equipment segment. These revisions were made to align the plants with the current management reporting structure. Sales and operating income presented for the December 2000 quarter and nine-month period have been restated to reflect the realignment of these two manufacturing facilities. Other less significant changes also made in the beginning of the current year that affected Corporate and administrative expenses reported in the December 2001 quarter and nine-month period were the relocation of the Fuel Cell group to the Original Equipment segment and the relocation of the Engine Products staff to Corporate from the Original Equipment segment. Sales and operating income data presented for the December 2000 quarter and nine-month period were not restated for these two changes due to their insignificance.

                                                (In thousands)
     ---------------------------------------------------------------
                                       December 26,     March 31,
     Period ending                         2001           2001
     ---------------------------------------------------------------
     Assets:
      Original Equipment                $216,097        $201,906
      Distributed Products               233,104         260,446
      European Operations                212,934         214,186
      Corporate & Administrative         260,775         274,575
      Eliminations                       (13,064)        (13,935)
     ---------------------------------------------------------------
            Total assets                $909,846        $937,178
     ---------------------------------------------------------------

     The asset data presented has been restated for March 31, 2001 to reflect the Thermacore acquisition and the segment relocation of the two manufacturing facilities as previously discussed.

9. Recent developments concerning legal proceedings reported in Modine Manufacturing Company's ("Modine or Company") Form 10-K report for the year ended March 31, 2001, are updated in Part II, Other Information, Item 1, Legal Proceedings. While the outcome of these proceedings is uncertain, in the opinion of

     Modine's Management, any liabilities that may result from such proceedings are not reasonably likely to have a material effect on Modine's liquidity, financial condition, or results of operations.

10. The net earnings per share of common stock and computation components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     ------------------------------------------------------------------------
                                    Three months ended     Nine months ended
                                       December 26            December 26
     ------------------------------------------------------------------------
                                     2001      2000        2001      2000
     ------------------------------------------------------------------------
     Net earnings per share of
     -------------------------
     common stock:
     ------------
          - basic                   $0.04     $0.22        $0.55     $1.45
          - assuming dilution       $0.04     $0.22        $0.55     $1.42
     Numerator:
     ---------
     Income available to
        common shareholders        $1,252    $7,059      $18,299   $46,635
     Denominator:
     -----------
     Weighted average shares
        outstanding - basic        33,224    32,198       33,050    32,180
     Effect of dilutive
        securities - options*         158       615          275       652
     Weighted average shares
        outstanding - assuming
        dilution                   33,382    32,813       33,325    32,832
     ------------------------------------------------------------------------

     *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

        Average market price
           per share               $22.07    $25.65       $25.48    $25.37
        Number of shares            2,191     1,263        1,255     1,263

11. Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 2001 and 2000, respectively, were $3,611 and $(988) for three months, and $12,081 and $33,169 for nine months.

12. In June 2001, the Financial Accounting Standards Board issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. In addition, under the new rules, acquired intangible assets will be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The provisions of Statement 142 must be applied with fiscal years beginning after December 15, 2001. As a result, Modine will adopt SFAS No. 142 beginning April 1, 2002. Management is currently assessing the implementation guidance being provided by the FASB and other regulatory bodies and has not yet determined the effect, if any, the new rules will have on the Company's financial position or results of operations. Any adjustments arising from the initial impairment assessment would be reported as the cumulative effect of a change in accounting principles.

13. On April 1, 2001, Modine adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Statement of Financial Accounting Standards No. 138 "Accounting For Certain Derivative Instruments and Certain Hedging Activities." No adjustments to the fiscal 2001-02 financial statements were necessary upon adoption of the new regulations set forth in SFAS 133 and 138. Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's derivative/hedging activity can be categorized generally into three main areas:

     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------
     The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure.
     The currency exposure related to the net assets of Modine's European subsidiaries and its joint venture in Japan is managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the third quarter, $4.4 million of net gains related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment. On a year-to-date basis, the cumulative translation adjustment recorded for foreign-currency-denominated debt agreements was essentially unchanged from the prior year-end.

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

     Sales and Purchase Contracts
     ----------------------------
     The Company on a regular basis enters into long-term sales and purchase contracts with vendors and customers that link the prices charged for materials such as copper and aluminum to certain published commodity indices. These transactions are routine in nature and provide no net settlement provision and no market mechanism to facilitate net settlement. As a result, Management has determined that these transactions fall outside of the provisions of SFAS 133 and 138.

     Certain subsidiaries have transactions in currencies other than their functional currencies and, from time to time, enter into forward and option contracts to hedge the purchase of inventory or to sell nonfunctional currency receipts. These transactions are infrequent and immaterial to the results of operations and the financial condition of the Company.

14. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair presentation of results for the interim period. Results for the first nine months of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

15. Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, these statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2001 Annual Report to shareholders, which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2001.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             ---------------------------------------
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          ---------------------------------------------


The following discussion and analysis provides information, which Management believes, is relevant to an assessment and understanding of Modine's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of 2001-02 with the Third Quarter
-----------------------------------------------------------------
of 2000-01
----------

Net sales for the third quarter of fiscal 2001-02 were $270.4 million, up 1.9% from the $265.4 million reported in the third quarter of last year. Sales would have been approximately $4.6 million lower without the impact of a stronger Euro in relation to the U.S. dollar when compared to the same quarter last year.

U.S. dollar revenues in two out of the three Company segments were higher than the same quarter a year ago. Revenues recorded in the Original Equipment segment were up by 7.7% from the same period last year. Improved revenues were primarily driven by the introduction of new programs in the segment's automotive business. The Original Equipment segment did, however, continue to experience weakness in its heavy-duty and truck markets.
Third quarter results for the Company's European Operations segment improved by a little over 3% in local currency from year-ago levels while improving 8.1% in U.S. dollars with year over year Euro exchange rate differences for the third quarter contributing $3.8 million. The introduction of new programs in the European automotive market was the main factor contributing to improved revenues. As in North America, the Company experienced continued softness in its truck and heavy-duty markets in Europe. In the Distributed Products segment, revenues declined by just over 10%. Automotive aftermarket sales were very weak due to sluggish demand and pricing pressures related to excess industry capacity and aggressive new entrants into the market. Declining construction activity during the quarter and the relatively mild winter weather to-date hurt the Company's
building ventilation and cooling business.   The electronics
cooling market continues to be affected by an overall downturn in the computer and telecommunications markets after several years of rapid expansion.

Gross profit for the third quarter of fiscal 2001-2002, exclusive of restructuring charges, as a percentage of sales, was 24.7%. This was a 1.7 percentage point decline from the 26.4 % earned in the third quarter last year. Gross profit recorded in the quarter was adversely effected by other (one-time) non-restructuring closure related costs recorded in manufacturing overhead of approximately $3.2 million. More than offsetting these one-time closure expenses were reductions made to workers' compensation insurance reserves resulting from a change in
accounting estimates totaling $4.2 million.   These reductions
resulted from a comprehensive review conducted by the Company's risk management group of the Company's overall insurance reserves and the underlying methods for estimating those reserves. Manufacturing overhead costs, excluding the one-time items rose by 1.2 percentage points. Material costs, as a percentage of sales, rose by 1.1 percentage points, while labor declined slightly when compared to the same quarter one year ago. Overall, gross margins were down across all segments with the Distributed Products segment experiencing the largest margin decline from the same quarter one year ago.

Selling, general and administrative expenses, exclusive of the restructuring costs, were $53.9 million. This was a 2.9 million or 5.2% decline, over last year's third quarter. As a percentage of sales, selling, general and administrative costs fell to 19.9% from 21.4% the year before. Reductions recorded to workers' compensation insurance reserves of $2.3 million during the quarter accounted for approximately 79% of the absolute dollar change. Some of the other larger selling, general, and administrative expense changes were higher depreciation of $0.5 million, lower statutory and fringe benefits of $0.7 million, and lower maintenance and rearrangement costs of $0.5 million.

Restructuring costs recorded in the quarter were $8.5 million and consisted of $6.0 million in severance and related benefits, $1.0 million in goodwill write-downs, $0.8 million in anticipated post-closing operating expenses for facilities to be sold, and $0.7 million in other disposal costs.

Operating income at 1.7% of sales was 3.3 percentage points lower than last year's 5.0%. Excluding the one-time items resulting in a net charge of $5.6 million during the quarter, operating income declined by 24.7% to $10.1 million. Continued weakness in the U.S. economy resulting in lower sales volumes in most of the Company's markets and the one-time items recorded in the quarter were the major factors contributing to the decline.

Interest expense declined slightly from the same quarter one year ago.

Net non-operating income in the current quarter was virtually unchanged from the same quarter of the previous year. Included in the current year were one-time closure costs totaling $0.2 million.

The Company's effective tax rate increased to 65.8% from 44.0 % when compared to the same period last year. The tax rate rose substantially due to the greater relative impact of non-deductible expenses in this year's third quarter when compared to the same quarter one year ago.

Net earnings for the third quarter of $1.3 million were 82.3% lower than last year's $7.1 million earned in the third quarter. Earnings per share were $0.04 per share on a basic and diluted basis, compared with $0.22 per share basic and diluted in the prior year. Earnings in the current period were impacted negatively by pre-tax restructuring charges of $8.5 million and other pre-tax closure related costs of $3.8 million associated with the Company's previously announced plans to reduce manufacturing capacity. Partially offsetting these charges was a $6.5 million pretax reduction in workers' compensation insurance reserves, which resulted from a change in accounting estimates.


Comparison of the First Nine Months of 2001-02 with the First
-------------------------------------------------------------
Nine Months of 2000-01
----------------------

Net sales for the first nine months of fiscal 2001-02 were $820.2 million, down 3.5% from the $849.9 million reported in the same period of last year. Sales were negatively impacted by approximately $6.0 million from a stronger U.S. dollar in relation to the Euro in the first half of the year.

Overall, only one segment reported an increase over the same period one year ago. The European Operations segment improved by 4.8% in local currency from year-ago levels, but finished up only 2.5% in dollars' terms due to the adverse currency translation impact of $5.2 million recorded in the first nine months of the year. In the Original Equipment segment, sales declined by 3.3%. Although new programs with automotive businesses in North America positively affected this market, reduced demand in the North American truck market and heavy-duty markets together with relatively flat sales in the agricultural and construction markets contributed to lower revenues in the first nine months. The Distributed Products segment weakened by a little over 9%, with major factors including a very soft North American aftermarket, declining construction activity and mild winter weather affecting the HVAC market, and the continued weakness in the computer and telecommunications markets.

Gross profit (exclusive of restructuring costs) of 25.1% was down
2.4 percentage points from the first nine months of the previous year. As mentioned above in the quarterly analysis, one-time closure costs accounted for $3.2 million of the decline. These additional expenses were offset by a $4.2 million reduction in workers' compensation insurance reserves. Material costs, as a percentage of sales, grew by 1.4 percentage points, while labor declined slightly, and the ratio of manufacturing overhead to sales, excluding the one-time items, rose by 1.2 percentage points. Gross profits, in dollars, were down across all segments of the Company reflecting the weakened worldwide economies and the Company's closure activities.

Selling, general and administrative expenses (exclusive of restructuring costs) of $165.4 million decreased by $8.1 million, or 4.7%, over the first nine months of last year, while decreasing to 20.2% from 20.4%, as a percentage of sales. Without the one-time pre-tax charges of $3.2 million related to the Thermacore acquisition, $0.4 million in other closure costs, and the reduction in workers' compensation reserves of $2.3 million, selling, general and administrative expenses would have registered a 5.4% decline and dropped to 20.0%, as a percentage of sales.

Restructuring costs recorded year-to-date were $8.5 million as previously explained in the quarterly analysis of operating results.

Operating income at 3.9% of sales was down 3.2 percentage points from the 7.1% in the first nine months of the previous year. Excluding the restructuring and one-time items resulting in a net charge of $5.6 million and Thermacore acquisition costs of $3.2 million, operating income would have declined 32.7% to $40.7 million from $60.5 million. Lower sales volumes in many of the Company's markets, one-time acquisition, restructuring, and closure costs and negative currency translation were all factors contributing to the reduction.

Interest expense declined $0.4 million, or just over 6% from the same nine month period one year ago. Average outstanding debt levels for the nine months declined from the same period one year ago. The reduction in short-term debt used for working capital requirements was a major factor leading to the reduction in interest expense.

Net non-operating income, exclusive of the $17.0 million received in patent settlements in the prior year, rose by 5.5%, or $0.3 million, to $6.2 million. Major items included royalties of $2.6 million, equity earnings of affiliates of $2.2 million, profit on tooling sales of $1.4 million and profit on the disposal of plant property and equipment of $1.3 million.

The Company's effective tax rate increased by 3.5 percentage points to 42.8%, when compared to the same period last year. The rate increase was primarily due to non-deductible expenses incurred as part of the Thermacore acquisition and restructuring and one-time closure costs incurred in the third quarter.

Net earnings for the first nine months of the current year were $18.3 million, or $0.55 basic and diluted earnings per share. This compares to $46.6 million, or $1.45 basic and $1.42 diluted earnings per share, for the same nine-month period the year before. Year-to-date earnings included the same one-time items that affected the third quarter as well as additional expenses related to the Thermacore acquisition. In total, these one-time items reduced year-to-date earnings by $9.1 million on a pretax basis. Last year's results included one-time patent settlements, which increased earnings on a pre-tax basis by $17.0 million. Annualized return on shareholders' investment for the current period was 4.7%.

Outlook for the Remainder of the Year
-------------------------------------

Modine continues to experience weakness in many of its core markets. Management has responded by taking strong measures to improve short-term performance while continuing to work on future thermal management technologies that will create long-term growth opportunities for Modine. The Company is executing its previously announced restructuring plan and expects to incur other closure-related costs over the next twelve months. Through the restructuring, Modine will reduce under performing assets and increase overall asset utilization. Excluding restructuring costs and other one-time items, Modine anticipates that its earnings for the fiscal year ending March 31, 2002 will be at the lower end of the $0.75 to $0.85 range provided in the Company's last quarterly earnings release. Modine continues to win new business in its core markets, as demonstrated by its recent announcement with BMW. In addition, its research and development work in electronics cooling, CO2 air conditioning, and fuel cells is creating significant new growth opportunities for the Company. Forward looking statements about sales, earnings, and operations in this Outlook involve both risks and uncertainties, as detailed in
Exhibit 99 to this Form 10-Q.

FINANCIAL CONDITION
-------------------

Comparison between December 26, 2001 and March 31, 2001
-------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $63.8 million were $42.1 million higher than March 31, 2001. For the first nine months of fiscal 2002, cash provided by operating activities, the issuance of common stock, including treasury stock, and proceeds from the disposition of property, plant and equipment exceeded capital expenditures, debt repayments and the quarterly dividend payments.

Trade receivables of $169.2 million were down $8.7 million (4.9%).

Overall inventory levels decreased $27.5 million to $125.6 million compared to the prior year-end. Major factors contributing to the decrease were on-going management programs to reduce overall inventory levels with the aftermarket division, accounting for over $15 million of the reduction. A number of the Company's operating divisions also recorded declines for the period.

Deferred income taxes and other current assets declined by $18.4 million to $36.9 million from year-end. Several of the largest items contributing to the change were a reduction in unbilled customer tooling and lower prepaid income taxes and deferred tax assets.

The current ratio was relatively unchanged at 1.9 to 1. Net working capital decreased $5.5 million. Major balance sheet items influencing the change were lower deferred income taxes and other current assets, lower inventories and trade receivables together with an increase in accrued expenses, and other current liabilities. These changes were offset in part by a significant increase in cash and cash equivalents, lower accounts payable and accrued employee compensation and employee benefits, and a reduction in debt due within a year.

Non-current Assets
------------------

Net property, plant and equipment assets of $354.7 million declined $12.1 million from year-end. Capital expenditures during the first nine months were lower than depreciation, retirements and foreign currency translation. Expenditures for European production, administrative, and technical center facilities, new programs for automotive and truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures. Outstanding commitments for capital expenditures were $15.1 million at December 26, 2001. Over one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $25.0 million declined $1.4 million from the prior year-end. The largest item contributing to the decrease in the first nine months of fiscal 2002 was the unfavorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda. Higher equity earnings partially offset this negative currency translation effect.

Intangible assets decreased by $6.2 million. Amortization was responsible for the largest portion of the decrease. Also influencing the change was a goodwill impairment charge recorded of $1.3 million. Foreign currency translation on goodwill recorded in local foreign currencies was another factor contributing to the overall change for the first nine months of the year.

Deferred charges and other noncurrent assets increased by $4.9 million. The net increase is primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and higher long-term deferred tax assets.

Current Liabilities
-------------------

Accounts payable and other current liabilities of $154.1 million were $4.2 million lower than in March 2001. Normal timing differences and the level of operating activity were responsible for changes in the various components. Accrued income taxes decreased $0.2 million due to timing differences in making estimated payments.

Debt
----

Outstanding debt decreased by $22.6 million to $160.3 million from the March 31, 2001 balance of $182.9 million. Domestic long-term debt increased $5.7 million with existing lenders. Approximately $7.0 million of long-term debt, originally secured during the construction of the Company's Pontevico, Italy manufacturing facility, was refinanced in Europe. Overall, long-term debt in Europe decreased $1.6 million. Total Company short-term borrowing decreased $26.8 million to $0.5 million. Of that, the domestic portion of the reduction in short-term debt totaled $18.5 million and the foreign portion was $8.3 million. Total debt assumed in the Thermacore acquisition of $14.0 million was refinanced using current credit lines with an existing lender at more favorable interest rates.

Consolidated unused lines of credit increased $0.2 million to $49.2 million during the quarter, bringing the year-to-date
decrease to $18.5 million.   The Company reduced its available
lines with banks by $32.7 million from year-end and also reduced its actual borrowing on those lines by $14.0 million. Domestically, Modine's unused lines of credit totaled $35.6 million. Foreign unused lines of credit totaled $13.6 million. Total debt as a percentage of shareholders' equity decreased from 35.3% to 31.1%.

Shareholders' Investment
------------------------

Total shareholders' investment decreased by $3.3 million to a total of $515.4 million. Net earnings of $18.3 million in the first nine months of fiscal 2002 were more than offset by dividends paid to shareholders of $24.8 million. Unfavorable foreign currency translation of $6.2 million was reported as the dollar strengthened against the Euro, and the Brazilian Real declined in value by approximately 22% in the first nine months of the fiscal year. A reduction in treasury shares held by the Company resulted in a $13.2 million decrease in treasury stock. A corresponding decrease in retained earnings of $3.7 million to record the losses on the issuance of treasury shares to satisfy stock option exercises, stock awards, and employee stock plan requirements was also recorded in the nine months of the year.

Liquidity
---------

Management believes that the Company's ability to generate cash from operations and its borrowing capacity are adequate to fund operating, capital spending and other needs for the foreseeable future. During the current fiscal year, Modine improved its balance sheet, reduced capital spending, reduced total debt and generated strong cash flow. Excluding cash, Modine has reduced its working capital by $47.6 million or 27% during the first nine months of the fiscal year. A major driver of the working capital improvement was a $27.5 million or 18% reduction in inventory. Also in the first nine months of the year, the Company has reduced capital spending to $31.2 million from $58.9 million in the prior year. Modine ended the period with $63.8 million in cash, a $42.1 million increase from the beginning of the year. For the quarter and year-to-date, the Company was able to generate cash flow from operations of $38.1 million and $107.6 million, respectively. As a result, Modine was able to reduce total debt from the beginning of the year by $22.6 million, to $160.3 million.

As previously announced at its October 17, 2002, meeting, the Board of Directors reduced the quarterly dividend payable on March 7, 2002, to 12.5 cents per share, due to the uncertain economic outlook and weakness in Modine's core markets. This represents a 50% reduction from the previous quarterly rate of 25 cents per share. In making this decision, the Board considered Modine's recent forecast, on-going capital needs, and the dividend policies of comparable companies. This decision affords the Company more financial flexibility to reduce debt and decrease cash outflows, and the opportunity to pursue other measures to increase shareholder value in the future.



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

     The Mitsubishi and Showa Litigation
     -----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PFr Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and entered into a
license agreement.   The Agreement calls for cross licensing of
these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for
past infringement of Modine's PF technology.   Subsequent one-time
payments of approximately $29.9 million are payable to Modine if the validity of Modine's PF patent in Japan is confirmed. The patent confirmation proceedings in Japan, which the Company expected to be completed by December 31, 2001, have not yet been completed. The Company continues to await the results of those proceedings. Modine is currently receiving running royalties of approximately $3.5 to $4.0 million annually from certain Japanese competitors related to its PF patent in Japan. This revenue stream, which is expected to continue until the underlying patents expire in 2006-2008, would cease immediately if there is an unfavorable decision for Modine in the aforementioned Japanese confirmation proceedings.

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

Reference Number
per Item 601 of
Regulation S-K                                                      Page
----------------                                                    ----

                  consolidated basis.  Therefore, no such
                  instruments are required to be filed as
                  exhibits to this Form. The Registrant agrees to furnish copies of such instruments to the Commission upon request.

  99*             Important Factors and Assumptions Regarding
                  Forwarding-Looking Statements.                    25

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed one Report on Form 8-K, described as follows:

1. Dated October 17, 2001, to report financial results for the quarter ending September 26, 2001, the Company's upcoming restructuring actions and the Company's intention to reduce the next quarter's dividend by 50% as compared with the previous quarterly rate.

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



                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  E. T. THOMAS
                                 ------------------------------------
                                 E. T. Thomas, Senior Vice President,
                                  and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  February 7, 2002       By:  D. R. ZAKOS
                                 -------------------------------------
                                 D. R. Zakos, Vice President,
                                    General Counsel and Secretary