Form 10-K
period 2002-03-31
MODINE MANUFACTURING CO
filed 2002-06-21
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002      Commission file number 1-1373
                          --------------                             ------

                     MODINE MANUFACTURING COMPANY
---------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          WISCONSIN                                         39-0482000
-------------------------------                        --------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


1500 DeKoven Avenue, Racine, Wisconsin                        53403
----------------------------------------               --------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (262) 636-1200
                                                   --------------

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.625 par value
---------------------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    ------      ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

Approximately 62% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $516,911,550 based on the market price of $24.79 per share on June 18, 2002. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 33,631,638 at June 19, 2002.

         An Exhibit index appears at pages 16-22 herein.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document                             Location in Form 10-K
--------------------------------------            ---------------------

Annual Report to Shareholders for the
    fiscal year ended March 31,2002               Part I of Form 10-K
                                                  (Items 1 and 3)

                                                  Part II of Form 10-K
                                                  (Items 7, 8)

                                                  Part IV of Form 10-K
                                                  (Item 14)

2002 Definitive Proxy Statement dated
    June 7, 2002                                  Part III of Form 10-K
                                                  (Items 10, 11, 12, 13)

                        TABLE OF CONTENTS
                        -----------------
            MODINE MANUFACTURING COMPANY - FORM 10-K
                FOR THE YEAR ENDED MARCH 31, 2002

                                                                10-K Pages
                                                                ----------

Cover

Table of Contents

Part I
------
       Item 1  - Business
       ------------------
             General, Developments and Strategy,
             Geographical Areas, Exports, Foreign
             and Domestic Operations, Competitive
             Position, Customer Dependence, Backlog
             of Orders, Raw Materials, Patents,
             Research and Development, Environmental,
             Health and Safety Matters, Employees,
             Seasonal Nature of Business, Working
             Capital Items                                          5

       Item 2  - Properties                                        11
       --------------------

       Item 3  - Legal Proceedings                                 11
       ---------------------------

       Item 4  - Submission of Matters To A Vote of
       --------------------------------------------
                 Security Holders                                  12
                 ----------------

Part II
-------
       Item 5  - Market for Registrant's Common Equity
       -----------------------------------------------
                 and Related Stockholder Matters                   12
                 -------------------------------

       Item 6  - Selected Financial Data                           13
       ---------------------------------

       Item 7  - Management's Discussion and Analysis
       ----------------------------------------------
                 of Financial Condition and Results of
                 -------------------------------------
                 Operations                                        13
                 ----------

       Item 8  - Financial Statements and Supplementary Data       13
       -----------------------------------------------------

                                                                10-K Pages
                                                                ----------

       Item 9  - Changes in and Disagreements with
       -------------------------------------------
                 Accountants on Accounting and Financial
                 ---------------------------------------
                 Disclosure                                        13
                 ----------

Part III
--------
       Items 10 and 11  -  Directors and Executive Officers
       ----------------------------------------------------
                 of the Registrant; Executive Compensation         13
                 -----------------------------------------

       Item 12 - Security Ownership of Certain Beneficial
       --------------------------------------------------
                 Owners and Management                             15
                 ---------------------

       Item 13 - Certain Relationships and Related
       -------------------------------------------
                 Transactions                                      15
                 ------------

Part IV
-------
       Item 14 - Exhibits, Financial Statement Schedules,
       --------------------------------------------------
                 and Reports on Form 8-K                           15
                 -----------------------
       1)  Financial Statements
       2)  Financial Statement Schedules
       3)  Consent of Independent Accountants
       4)  Exhibit Index

Signatures                                                         23
----------

                             PART I
                             ------

ITEM 1.  BUSINESS.
------   --------

General
-------

Throughout this Report, the terms "Modine," the "Company" and/or the "Registrant" refer to Modine Manufacturing Company and consolidated subsidiaries.

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916.

Modine is an independent, worldwide leader in thermal management technology serving vehicular, industrial, commercial, electronic and building HVAC (heating, ventilating, air conditioning) markets. Modine develops, manufactures, and markets thermal management products, components and systems for use in various OEM (original equipment manufacturer) applications and for sale to the automotive aftermarket (as replacement parts) and to a wide array of building and other commercial markets. The primary markets consist of:

  -    Automobile, truck and bus manufacturers;
  -    Agricultural and construction equipment manufacturers;
  -    Heating and cooling equipment manufacturers;
  -    Construction contractors;
  -    Wholesalers of plumbing and heating equipment;
  -    Radiator repair shops;
  -    Wholesalers and installers of auto repair parts;
  -    Computer and server manufacturers;
  -    Telecommunications equipment manufacturers; and
  -    Industrial electronic equipment manufacturers.

We distribute our products through:

  -    Company salespersons;
  -    Independent manufacturers' representatives;
  -    Independent warehouse distributors;
  -    Mass merchandisers and
  -    National accounts.

Our operations are organized on the basis of market categories or geographical responsibility, as follows:

     Original Equipment, which provides heat-transfer products, generally from business units in North America, to original equipment manufacturers of on-highway and off-highway vehicles, as well as to industrial and commercial equipment manufacturers, located primarily in North America.

     Distributed Products, which provides heat-transfer products primarily for the North American and European vehicular replacement market and the building HVAC market, from business units located in North America and Europe, and electronics cooling products primarily for the computer and telecommunications equipment markets in North America, Europe, and Asia from business units in these three areas.

     European Operations, which provides heat-transfer products, primarily to European original equipment manufacturers of on-highway and off-highway vehicles and European industrial equipment manufacturers.

The Company has assigned specific business units to a segment based principally on these defined markets and their geographical locations.

The Company's three reportable segments offer a broad line of products that can be categorized generally as follows:

          Percentage of total company revenue by product
          ----------------------------------------------

                                              Years ended March 31
                                                2002  2001   2000
                                                ----  ----   ----

          Modules/Packages                       27%   22%    23%
          Radiators & Radiator Cores             27%   29%    29%
          Oil Coolers                            15%   16%    15%
          Charge-Air Coolers                      9%    9%     9%
          Vehicular Air Conditioning              7%    8%    10%
          Building HVAC                           7%    7%     7%
          Electronics                             4%    5%     3%
          Miscellaneous                           3%    4%     4%
          EGR Coolers                             1%    0%     0%

Developments and Strategy
-------------------------

We remain committed to the vision of creating value by focusing on customer partnerships and providing innovative solutions for our customer's thermal problems. We will continue to use our skills and resources to strengthen our position in key traditional markets. At the same time, we will leverage those strengths into new markets that need heat-transfer solutions to solve complex problems.

From a growth perspective, we are pursuing strategies to grow our best-performing core businesses while increasing our participation in new, non-traditional markets that offer attractive growth potential. In our traditional markets, we will increase our market penetration through longstanding customer relationships, superior technology, improved service, and increased content per vehicle. We are increasing market penetration and content per vehicle by continuing to move from components to systems and by utilizing just-in-sequence assembly plants to provide more value to our customers.

We are also focusing on the most promising new markets and new products. With the acquisition of Thermacore International, Inc., in April 2001, Modine gained entry into the electronics-cooling market. Thermacore competes as a leading supplier in this market, by designing, manufacturing and distributing thermal-management solutions for microprocessors and electronics applications in the computer, telecommunications, networking, and power-semiconductor markets. We will continue our search for acquisitions that meet our criteria: significant growth potential, high returns and a reasonable valuation. In addition, we are actively pursuing our next phase of growth, by introducing exhaust gas recirculation (EGR) coolers, investigating multiple uses of CO2 as a refrigerant and capitalizing on the growth in vehicular and stationary fuel cells through our Fuel Cell Products Group.

Like growth, profitability and asset utilization also are critical focuses for Modine. We are concentrating heavily on managing our selling, general, and administrative expenses through numerous cost-saving initiatives, a continuing evaluation of our processes, and control of staff costs. In addition, we continue to evaluate the profitability of current product lines and plants, with the objective of improving our overall returns. Evidence of this is our announcement in October 2001 to take a restructuring charge for the closure and consolidation of several facilities.

Finally, we have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art
technical centers.   All of these are critical to our strategy of
generating growth through technological leadership.

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

Our operations are located in the following countries:

North America   Europe       South America   Central America   Asia/Pacific
-------------   ------       -------------   ---------------   ------------

Canada          Austria      Brazil          El Salvador       Japan
Mexico          Belgium                                        Korea
United States   United Kingdom                                 Taiwan
                France
                Germany
                Hungary
                Italy
                Netherlands
                Poland
                Spain
                Switzerland

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular, industrial and electronic products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

You can find more information in "Note 21. Segment and Geographic
Information" on pages 35-36 of our 2002 Annual Report to Shareholders.

Exports
-------

In addition, the Company exports to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 11%, 12% and 12% for fiscal years ended in 2002, 2001 and 2000 respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 11%, 12% and 12% for fiscal years ended in 2002, 2001 and 2000, respectively. Royalties from foreign licensees as a percentage of total after-tax earnings were 13%, 25% and 5% for the last three fiscal years, respectively. Included in the royalty percentages reported for fiscal 2002, 2001 and 2000 are lump-sum payments received as partial settlement for past infringement of Modine's PF technology. As a percentage of total after-tax earnings these lump-sum payments were 0%, 21% and 1% for the last three fiscal years. Based upon an unfavorable decision by the Japanese patent office Board of Appeals in March 2002, Modine will no longer receive royalty payments in Japan related to its PF patents. Since July of 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. In fiscal 2002, these royalties accounted for approximately $1.8 million, or 8%, of after-tax earnings.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations
-------------------------------

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2002 Annual Report to Shareholders and is incorporated herein by reference at Note 21 on pages 35-36 therein.

Competitive Position
--------------------

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing affiliates of some of its customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the United States, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to compete more effectively with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world which enjoy economic advantages such as lower labor costs, lower health care costs, and other factors. In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate directly and more substantially in research and development, design, and validation responsibilities. That has resulted and should continue to result in stronger customer relationships and more partnership opportunities for the Company.

Customer Dependence
-------------------

Ten customers accounted for approximately 51% of the Company's sales in the fiscal year ended March 31, 2002. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Fiat, John Deere, International Truck (formerly Navistar International), MAN Truck, NAPA, Paccar and Volkswagen. One of these customers, BMW, accounted for approximately 10.5% of total Company sales in fiscal 2002. These sales were made predominantly in the European Operations segment. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to two to three years in duration and may include built -in pricing adjustments. There are no other relationships between the Company and its customers.

Backlog of Orders
-----------------

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity, reduced by planned plant closures in North America and Europe as part of a restructuring announced in the third quarter of fiscal 2002, is capable of handling the sales volumes expected in fiscal 2003.

Raw Materials
-------------

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2003.

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

Research and Development
------------------------

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, or the improvement of existing products, processes, and services. Research expenditures in fiscal 2002 amounted to $29,877,000; in fiscal 2001 amounted to $28,059,000; and in fiscal 2000 amounted to $23,011,000. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry- or university- sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental, Health and Safety Matters
----------------------------------------

Modine is strengthening its commitment to the environment by implementing an Environmental Management System (EMS) at all its original equipment locations throughout the world. The system is based on the internationally recognized ISO 14000 standard for environmental management systems. Modine's EMS provides a common framework and the tools needed to conserve resources, improve manufacturing process efficiency, minimize liability exposure and reduce operational costs. Modine evaluates the performance of the Company's environmental programs through continuous monitoring, auditing and accounting systems.

In calendar year 2001, the Company's North American facilities reduced waste for a fifth consecutive year with a 21% year-over-year decrease (normalized for sales dollars). Overall, these facilities have achieved an impressive 51% reduction in waste/sales dollars since 1996. The reduced use of solvents, conversion to more environmentally-friendly chemicals, shift to returnable packaging, and the generation of less scrap contributed to this long-term, sustained waste reduction.

Modine's advances in reducing its impact on the environment are also evidenced by a marked reduction in its use of toxic chemicals. Each year, the United States Environmental Protection Agency ("USEPA") requires companies to report on their environmental releases of toxic chemicals, including air emissions, water discharges, and landfilled wastes. From 1995 to 2000, Modine's US locations achieved a 56% (532,000 pounds) reduction in environmental releases. This rate of reduction is better than the industry trend, and substantially better than the national trend, which decreased only 8% from 1995 to 1999.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund," and under the Resource Conservation and Recovery Act (RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. In addition, an investigation and/or remediation obligation may arise when a facility is closed or sold. These expenditures most often relate to facilities and sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but which now require investigative and/or remedial work to ensure sufficient protection to the environment.

Three of the Company's manufacturing facilities currently have been identified as requiring soil and/or groundwater remediation. Because of the liability of former landowners and contractual obligations, it is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

Although there are no currently known liabilities that might have a material effect on the Company's consolidated net assets, operating results or liquidity, the EPA has designated Modine as a potentially responsible party ("PRP") for remediation of six waste disposal sites. These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. For the six sites currently known, the Company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to the Company is relatively low.

Environmental regulations, as well as the Company's policy to improve continuously upon its environmental management programs, will require capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2002, capital expenditures related to environmental projects were $0.2 million. These expenditures included capital outlays to retrofit existing facilities, as well as those associated with new facilities and other compliance costs. Modine currently expects expenditures for environmentally-related capital projects to be about $0.5 million in fiscal year 2003.

Environmental expenses charged to current operations, including remediation costs, totaled about $3.8 million for the fiscal year ending March 31, 2002. These expenses related to solid waste disposal, operating and maintenance costs incurred in conducting routine compliance activities, and other matters. Operating expenses of some facilities, including environmentally-related plant closure costs, may increase during fiscal year 2003, but the competitive position of the Company is not expected to change materially. The Company has no reason to believe that environmental costs will vary significantly from similar costs incurred by other companies engaged in similar businesses.

The Health and Safety performance of the Company continues to move in a positive direction. Recordable and Lost Workday (LWDII) incident rates improved from the previous year by 23% and 30%, respectively. Over the past five years, Modine has experienced a 58% reduction in its recordable incident rate and a 53% reduction in its LWDII rate. In addition, two of Modine's facilities, located in Lawrenceburg, TN and Buena Vista, VA, both reached milestones this year when they achieved five years without a lost time injury.

The Company's Richland, SC facility was the second Modine location to become a "STAR" plant. The Modine "STAR" is awarded to those facilities that achieve 100% compliance with the Company's 22 Health and Safety elements and attain recordable and LWDII rates below the General Industry Average for the preceding twelve month period. The Modine "STAR" program is modeled after the Occupational Safety and Health Administration's (OSHA) Voluntary Protection Program (VPP).

The Company also continues to make significant efforts to prevent Muscular Skeletal Disorders (MSD's). The Body Mechanic Job Observation Program is used by nearly all of our U.S. Original Equipment plants. This program involves the use of occupational therapists, who observe employees performing their jobs and provide coaching on proper body mechanics, stretching, and off-the-job safety. In addition, these specialists are actively involved in the improvement of ergonomics in both existing and planned production processes.

Employees
---------

The number of persons employed by the Company as of March 31, 2002 was approximately 7,700.

Seasonal Nature of Business
---------------------------

Distributed Products may experience a degree of seasonality since the demand for aftermarket and HVAC products are affected by weather patterns, construction, and other factors. On an overall company basis, though, there is no significant degree of seasonality as indicated by the percentages below. Sales to original equipment and electronics manufacturers are dependent upon the demand for new vehicles and equipment. The following quarterly net- sales detail illustrates the degree of fluctuation for the past five years:

Fiscal Year                                                     Fiscal
  Ended        First       Second      Third       Fourth         Year
 March 31     Quarter     Quarter     Quarter     Quarter        Total
---------     --------    -------     -------     -------       ------
                               ($ In Thousands)
  2002        $280,631    $269,114    $270,433    $254,582    $1,074,760
  2001         300,441     284,056     265,393     271,509     1,121,399
  2000         291,388     296.161     291,298     296,109     1,174,956
  1999         279,376     278,341     291,002     287,874     1,136,593
  1998         262,213     266,951     274,714     262,237     1,066,115


Five-year      282,810     278,925     278,568     274,462     1,114,765
Average

Percent            25%         25%         25%         25%          100%
of Year

Working Capital Items
---------------------

The Company's products for the original equipment market are manufactured on an as-ordered basis, which makes large
inventories of such products unnecessary.   In addition, the
Company does not experience a significant amount of returned products. In the HVAC and aftermarket areas, due to the extensive distribution systems and seasonal sales programs, varying levels of finished goods inventory are maintained. This inventory is managed efficiently and spread throughout the Company's distribution systems. In these areas, in general, the industry and the Company make use of extended terms of payment for customers on a limited and/or seasonal basis.


ITEM 2.  PROPERTIES.
-------------------

The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky and Bonlanden, Germany. Almost all of the Company's manufacturing and larger distribution centers are owned outright. A few manufacturing facilities and numerous regional sales and service centers, distribution centers, and offices are occupied under various lease arrangements.

The Company's principal plants and other facilities during the fiscal year ended 2002, on an operating-segment basis, are as follows:

     Type of            Original  Distributed  European    Corporate &
     Facility          Equipment    Products   Operations    Other      Total
     --------          ---------  -----------  ----------  -----------  -----

     Manufacturing         16          13           9          --        38
     Distribution          --           5          --          --         5
     Sales & Service
       Centers/Offices      2          22           8           1        33
     Joint Ventures                                 2           3         5

     Total                 18          40          19           4        81


Those same plants and facilities, on a geographic basis, are as follows:

     Type of             North            South    Asia/   Central
     Facility           America  Europe  America  Pacific  America  Total
     --------           -------  ------  -------  -------  -------  -----

     Manufacturing          23      13      --        2        --     38
     Distribution            4       1      --       --        --      5
     Sales & Service
       Centers/Offices      13      18      --        1         1     33
     Joint Ventures         --       2       2        1        --      5

     Total                  40      34       2        4         1     81

The Company currently uses its facilities for the purposes as noted above.

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used. Their productive capacity is, from time to time, reduced or expanded as necessary to meet changing market conditions and Company needs. In the third quarter of fiscal 2002, the Company announced a restructuring which will reduce productive capacity in United States and Europe in fiscal 2003. Three manufacturing facilities will be closed in the United States and one manufacturing facility will be closed in Germany.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------


Certain information required hereunder is incorporated by reference from the Company's Annual Report to Shareholders, Page 37, Note 22.

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

                             PART II
                             -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 2001-02 and 2000-
01. As of March 31, 2002, shareholders of record numbered approximately 5,300; it is estimated that beneficial owners numbered about 17,000.

                   2001-02                     2000-01
           ---------------------------------------------------------
Quarter      High     Low    Dividends    High      Low    Dividends
First       $29.00  $24.06    $ .250     $28.31   $19.94     $ .25
Second       32.00   19.50      .250      29.94    25.00       .25
Third        25.75   19.13      .250      29.38    19.63       .25
Fourth       29.08   22.10      .125      28.13    19.00       .25
                              ------                         -----
    TOTAL                     $ .875                         $1.00
--------------------------------------------------------------------

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the acquisition of treasury stock. Under the most restrictive covenant dividend payments may not exceed $50,000,000 in any fiscal year. Cash dividend payments made in fiscal 2002 totaled $28,981,000. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

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


ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

                                           Fiscal Year ended March 31
                          ----------------------------------------------------------
                              2002        2001        2000        1999        1998
Sales (in
  thousands)              $1,074,760  $1,121,399  $1,174,956  $1,136,593  $1,066,115
Net earnings (in
  thousands)                  23,345      51,830      66,332      75,085      74,749
Total assets (in
  thousands)                 903,044     937,171     955,871     933,962     766,035
Long-term debt (in
  thousands)                 139,654     137,449     214,585     144,124      89,946
Dividends per share             .875        1.00         .92         .84         .76
Net earnings per share
    - Basic                      .70        1.61        2.05        2.31        2.30
    - Assuming dilution          .70        1.58        2.01        2.25        2.24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS.
         -------------------------

Certain information required hereunder is incorporated by reference from the Company's 2002 Annual Report to Shareholders, pages 14-22.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Statements of Cash Flows, Shareholders' Equity, Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP dated April 30, 2002 appearing on pages 23-38 of the Company's 2002 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2002 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.


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


                            PART III
                            --------

ITEMS 10 and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
---------------    ---------------------------------------
                   REGISTRANT; EXECUTIVE COMPENSATION.
                   ----------------------------------

The information about directors and executive officers and executive compensation on pages 3-5 and pages 11, 12, 16, 17 and 18, of the Company's definitive Proxy Statement dated June 7, 2002 under the headings "Election of Directors," "Nominees to be Elected," "Directors Continuing in Service," "Executive Compensation," and Equity Compensation" is incorporated herein by reference, but excluding the Officer Nomination and Compensation Committee Report on Executive Compensation on page 12 of the Proxy Statement.

                  Executive Officers of Registrant

                                                                     Officer
Name               Age                Position                        Since
----               ---                --------                       -------

D. R. Johnson*      60   Chairman and Chief Executive Officer          1988
D. B. Rayburn*      54   President and Chief Operating Officer         1991
D. R. Zakos**       48   Vice President, General Counsel and           1985
                         Secretary
E. T. Thomas        48   Senior Vice President and Chief Financial     1998
                         Officer
C. R. Katzfey       55   Group Vice President                          2000
K. A. Feldmann      48   Group Vice President                          2000
J. R. Rulseh***     46   Group Vice President                          2001
A. C. DeVuono       53   Vice President and Chief Technology           1996
                         Officer
R. L. Hetrick       60   Vice President, Human Resources               1989
R. W. Possehl       57   Vice President, Administration                1985
R. S. Bullmore      52   Corporate Controller                          1983
G. A. Fahl          47   Environmental, Health & Safety Officer        1998
C. C. Harper        48   Chief Information Officer                     1998
D. B. Spiewak       48   Treasurer                                     1998
M. C. Kelsey****    37   Senior Counsel and Assistant Secretary        2002

   * D. R. Johnson was named Chairman and Chief Executive Officer, and D. B. Rayburn was named President and Chief Operating Officer on April 1, 2002.
  **   D. R. Zakos was promoted to Vice President, General
       Counsel and Secretary on April 1, 2001.
 ***   J. R. Rulseh became an Officer/Group Vice President on
       April 1, 2001. Prior to April 1, 2001, Mr. Rulseh was General Manager of Modine's Heavy Duty and Industrial Division, and more recently, was Managing Director of Modine Europe Automotive Division.
**** M. C. Kelsey became an officer on April 1, 2002. Prior to that, she was Senior Counsel.

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except E. T. Thomas,
D. B. Spiewak and M. C. Kelsey.

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

Ms. Kelsey joined Modine as Senior Counsel on April 2, 2001.  Ms.
Kelsey came to Modine from Quarles & Brady, LLP, a large national law firm, where she was a partner. Ms. Kelsey was with Quarles &
Brady for 12 years.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Modine.

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's 2001-2002 definitive Proxy Statement dated June 7, 2002 at pages 19-20.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
         MANAGEMENT.
         ----------

The Company incorporates by reference the information relating to stock ownership on pages 5-7 of the Company's definitive Proxy Statement dated June 7, 2002 under the headings "Principal Shareholders and Share
Ownership of Directors and Executive Officers, "Principal Shareholders," and "Securities Owned by Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated June 7, 2002 on page 20 under the heading "Transactions."


                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

                                                               Page in
                                                            Annual Report*
                                                            -------------
     (1) Financial Statements:

         Consolidated Statements of Earnings for the
           years ended March 31, 2002, 2001, and 2000.            23

         Consolidated Balance Sheets at March 31, 2002
           and 2001.                                              24

         Consolidated Statements of Cash Flows for the
           years ended March 31, 2002, 2001, and 2000.            25

         Consolidated Statements of Shareholders' Equity
           for the years ended March 31, 2002, 2001, and
           2000.                                                  26

         Notes to Consolidated Financial Statements.           27 - 37

         Report of Independent Accountants.                       38

         * Incorporated by reference from the indicated pages of the 2001-02 Annual Report to Shareholders.

                                                               Page in
                                                              Form 10-K
                                                              ---------
     (2) Financial Statement Schedules:

         Report of Independent Accountants on Financial
           Statement Schedule for the three years ended
           March 31, 2002.                                        23

         Schedule II - Valuation and Qualifying Accounts
           for the years ended March 31, 2002, 2001, and
           2000.                                                  24

     (3) Consent of Independent Accountants.                      28

     (4) Exhibit Index.                                           16

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

    4(a) Specimen Uniform Denomination Stock Certificate of the Registrant (filed by reference to the

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998).

   *4(b)           Rights Agreement dated as of October 16, 1986        38
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

    4(b)(iii)      Rights Agreement Amendment No. 3 dated as of
                   October 15, 1996, between the Registrant and
                   First Chicago Trust Company of New York
                   (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   *4(b)(iv)       Rights Agreement Amendment No. 4 dated as of        101
                   November 10, 1997 between the Registrant and
                   Norwest Bank Minnesota, N.A., [now known as
                   Wells Fargo Bank Minnesota, N.A.] (Rights
                   Agent).

   *4(c)           Bank One Credit Agreement dated April 17, 2002.     104

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

    9              Not applicable.

  *10(a)           Director Emeritus Retirement Plan (effective        186
                   April 1, 1992 and frozen as of July 1, 2000).

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

   10(b) Employment Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(c) Employment Agreement between the Registrant and D. B. Rayburn (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(d) Employment Agreement between the Registrant and E. T. Thomas.

                   NOTE:  This Employment Agreement is not
                   materially different from the Employment
                   Agreement between the Registrant and D. B.
                   Rayburn filed with Annual Report on Form 10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

   10(e) Employment Agreement between the Registrant and A. C. DeVuono.

                   NOTE: This Employment Agreement is not
                   materially different from the Employment
                   Agreement between the Registrant and D. B.
                   Rayburn filed with Annual Report on Form
                   10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

  *10(f)           Change-in-Control Agreement between the             212
                   Registrant and D. R. Johnson.

   10(g)           Change-in-Control Agreement between the
                   Registrant and D. B. Rayburn.

                   NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and
                   D. R. Johnson filed with this Annual Report on Form 10-K as Exhibit 10(f).

   10(h)           Change-in-Control Agreement between the
                   Registrant and E. T. Thomas.

                   NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and
                   D. R. Johnson filed with this Annual Report on Form 10-K as Exhibit 10(f).

   10(i)           Change-in-Control Agreement between the
                   Registrant and A. C. DeVuono.

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and
                   D. R. Johnson filed with this Annual Report on Form 10-K as Exhibit 10(f).

  *10(j)           1985 Incentive Stock Plan (as amended).             227

   10(k) 1985 Stock Option Plan for Non-Employee Directors (as amended)(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                   1999).

   10(l) Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

   10(m) Executive Supplemental Retirement Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(n) Modine Manufacturing Company Executive Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

  *10(o)           1994 Incentive Compensation Plan (as amended)       232

  *10(p)           1994 Stock Option Plan for Non-Employee             244
                   Directors (as amended).

   10(q) 1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(r) 1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

   10(s) 1996 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

   10(t) 1996 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(u)           1996 Stock Option Agreement [a part of the
                   1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1996 Stock Option Agreement is
                   ----
                   not materially different from the 1995
                   Non-Employee Directors Stock Option
                   Agreement filed with Registrant's Annual
                   Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

   10(v)           1997 Stock Award Plan [a part of
                   the 1994 Incentive Compensation Plan].

                   Note:  The 1997 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock
                   Award Plan filed with Annual Report on
                   Form 10-K as Exhibit 10(p) for the year
                   ended March 31, 2001.

   10(w)           1997 Stock Option Agreements (incentive
                   and non-qualified) [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1997 Stock Option Agreements
                   ----
                   are not materially different from the
                   1996 Stock Option Agreements filed with
                   Annual Report on Form 10-K as Exhibit
                   10(q) for the fiscal year ended March 31, 2001.

   10(x)           1997 Stock Option Agreement [a part of the
                   1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1997 Stock Option Agreement is
                   ----
                   not materially different from the 1995 Non-
                   Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for fiscal year ended March 31, 2000.

   10(y)           1998 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan].

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   Note:  The 1998 Stock Award Plan is not
                   ----
                   materially different from the 1996 Stock
                   Award Plan filed with Registrant's Annual
                   Report on Form 10-K as Exhibit 10(p) for the fiscal year ended March 31, 2001.

   10(z) 1998 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan].

                   Note:  The 1998 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

   10(aa) 1998 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

                   Note:  The 1998 Stock Option Agreement is not
                   ----
                   materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

   10(ab) 1999 Stock Option Agreements (incentive and non-qualified) [a part of the 1994
                   Incentive Compensation Plan].

                   Note:  The 1999 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

   10(ac)          1999 Stock Option Agreement [a part of the
                   1994 Stock Option Plan for Non-Employee
                   Directors].

                   Note:  The 1999 Stock Option Agreement is
                   ----
                   not materially different from the 1995 Non-
                   Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

   10(ad)          2000 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan] (filed by

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                   March 31, 2000).

   10(ae) 2000 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

                   Note:  The 2000 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

   10(af)          2000 Stock Option Plan for Non-Employee
                   Directors (filed by reference to the
                   Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(ag) 2000 Stock Option Agreement [a part of the 2000 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(ah)          Modine Manufacturing Company Stock Option
                   Plan for Thermacore Employees under the DTX
                   Corporation 1995 Stock Option Plan (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                   2001).

   10(ai) Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

   10(aj) Modine Manufacturing Company Stock Option Agreements pertaining to 10(ae) and 10(af) of Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

   10(ak) 2001 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan]

                   Note:  The 2001 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

   10(al)          2001 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan]

                   Note:  The 2001 Stock Award Plan is not
                   ----
                   materially different from the 2000 Stock
                   Award Plan filed by reference to the
                   Registrant's Annual Report on Form 10-K
                   for the fiscal year ended March 31, 2000.

   10(am)          2001 Stock Option Agreement [a part of
                   the 2000 Stock Option Plan for Non-
                   Employee Directors].

                   Note:  The 2001 Stock Option Agreement is
                   ----
                   not materially different from the 2000
                   Non-Employee Directors Stock Option
                   Agreement filed with Registrant's
                   Annual Report on Form 10-K for the
                   fiscal year ended March 31, 2001).

   10(an) 2002 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive
                   Compensation Plan]

                   Note:  The 2002 Stock Option Agreements are
                   ----
                   not materially different from the 1996 Stock
                   Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

   10(ao)          2002 Stock Award Plan [a part of the 1994
                   Incentive Compensation Plan]

                   Note:  The 2002 Stock Award Plan is not
                   ----
                   materially different from the 2000 Stock
                   Award Plan filed by reference to the
                   Registrant's Annual Report on Form 10-K
                   for the fiscal year ended March 31, 2000.

   11              Not applicable.

   12              Not applicable.

  *13              2001 Annual Report to Shareholders.  Except         252
                   for the portions of the Report expressly incorporated by reference, the Report is

Reference Number
per Item 601 of
Regulation S-K                                                        Page
----------------                                                      ----

                   furnished solely for the information of
                   the Commission and is not deemed "filed" as a part hereof.

   16              Not applicable.

   18              Not applicable.

  *21              List of subsidiaries of the Registrant.             296

   22              Not applicable.

  *23              Consent of independent accountants.                 298

   24              Not applicable.

   28              Not applicable.

  *99(a)           Definitive Proxy Statement of the Registrant        299
                   dated June 7, 2002. Except for the portions of the Proxy Statement expressly incorporated by reference, the Proxy Statement is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.

  *99(b)           Appendix (filed pursuant to Item 304 of             337
                   Regulation S-T). Note:  All Exhibits
                                    ----
                   filed herewith are current to the end of
                   the reporting period of the Form 10-K (unless otherwise noted).

 * Filed herewith.


Current Reports on Form 8-K:
---------------------------

No current Reports on Form 8-K were filed.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Modine Manufacturing Company

Date:  June 19, 2002        By:    D. R. JOHNSON
                               -------------------------------
                                D. R. Johnson, Chairman and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


D. R. JOHNSON                                         June 19, 2002
--------------------------------------------          -------------
D. R. Johnson, Chairman and                               Date
Chief Executive Officer and Director


D. B. RAYBURN                                         June 19, 2002
--------------------------------------------          -------------
D. B. Rayburn, President and Chief Operating              Date
Officer


E. T. THOMAS                                          June 19, 2002
--------------------------------------------          -------------
E. T. Thomas, Senior Vice President, Finance              Date
and Chief Financial Officer

D. R. ZAKOS                                           June 19, 2002
--------------------------------------------          -------------
D. R. Zakos, Vice President,                              Date
General Counsel and Secretary

R. J. DOYLE                                           June 19, 2002
--------------------------------------------          -------------
R. J. Doyle, Director                                     Date

F. P. INCROPERA                                       June 19, 2002
--------------------------------------------          -------------
F. P. Incropera, Director                                 Date

F. W. JONES                                           June 19, 2002
--------------------------------------------          -------------
F. W. Jones, Director                                     Date

D. J. KUESTER                                         June 19, 2002
--------------------------------------------          -------------
D. J. Kuester, Director                                   Date

V. L. MARTIN                                          June 19, 2002
--------------------------------------------          -------------
V. L. Martin, Director                                    Date

G. L. NEALE                                           June 19, 2002
--------------------------------------------          -------------
G. L. Neale, Director                                     Date

M. C. WILLIAMS                                        June 19, 2002
--------------------------------------------          -------------
M. C. Williams, Director                                  Date

M. T. YONKER                                          June 19, 2002
--------------------------------------------          -------------
M. T. Yonker, Director                                    Date

              Report of Independent Accountants on
                  Financial Statement Schedules




To the Shareholders and Board of Directors
Modine Manufacturing Company:

Our audits of the consolidated financial statements referred to in our report dated April 30, 2002 appearing in the 2002 Annual Report to Shareholders of Modine Manufacturing Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois
April 30, 2002

          MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
                    (A Wisconsin Corporation)

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
        for the years ended March 31, 2002, 2001 and 2000
                        ($ In Thousands)

Col. A                Col. B           Col. C             Col. D    Col. E
------                ------           ------             ------    ------
                                     Additions
                                   (1)         (2)
                    Balance at                                      Balance
                    Beginning   Charged to  Charged to                 at
                       of       Costs and     Other                  End of
Description           Period     Expenses    Accounts   Deductions   Period
-----------         ----------  ----------  ----------  ----------  --------
2002:
Intangible Assets-
Accumulated
Amortization         $35,302      $9,065     $(330)(B)   $6,700(C)   $37,337
                      ------       -----      --------    --------    ------
Allowance for
Doubtful Accounts     $2,459      $2,086      $(39)(B)   $1,289(A)    $3,217
                       -----       -----       -------    --------     -----
Valuation
Allowance for
Deferred Tax Assets     $592          $0      $(35)(B)          $0      $557
                         ---           -       -------           -       ---
2001:
Intangible Assets-
Accumulated
Amortization         $31,232      $6,875     $(390)(B)   $2,415(C)   $35,302
                      ------       -----      --------    --------    ------
Allowance for
Doubtful Accounts     $4,474     $(1,311)     $(54)(B)     $650(A)    $2,459
                       -----      -------      -------      ------     -----
Valuation
Allowance for
Deferred Tax Assets     $856     $(237)(E)    $(27)(B)          $0      $592
                        ----      --------     -------           -       ---
2000:
Intangible Assets-
Accumulated
Amortization         $23,917       $8,488   $(1,093)(B)     $80(C)   $31,232
                      ------        -----    ----------      -----    ------
Allowance for
Doubtful Accounts     $3,845       $1,233      $(8)(B)     $596(A)    $4,474
                       -----        -----       ------      ------     -----
Valuation
Allowance for
Deferred Tax Assets   $5,154           $0           $0   $4,298(D)      $856
                       -----            -            -    --------       ---
Notes:
    (A)  Bad debts charged off during the year.
    (B)  Translation and other adjustments.
    (C)  Retirement of fully amortized intangibles
    (D)  Includes foreign operating losses and tax credit carryforwards.
    (E) Includes the effect of new tax rate recently enacted in Germany.