Form 10-Q
period 2002-06-26
MODINE MANUFACTURING CO
filed 2002-08-09
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 26, 2002
                                         -------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                           39-0482000
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin             53403-2552
     -------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                        --------------


                         NOT APPLICABLE
 --------------------------------------------------------------
 (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at August 2, 2002
     ------------------------------      -----------------------------
     Common Stock, $0.625 Par Value                 33,638,402

                  MODINE MANUFACTURING COMPANY

                              INDEX


                                                                 Page No.
                                                                 --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 June 26 and March 31, 2002                          3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 June 26, 2002 and 2001                              4

               Consolidated Condensed Statements of
                 Cash Flows - For the Three Months Ended
                 June 26, 2002 and 2001                              5


               Notes to Consolidated Condensed Financial
                 Statements                                        6-13

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                        14-16


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                    17

     Item 2.   Changes in Securities and Use of Proceeds            18

     Item 4.   Submission of Matters to a Vote
                 of Security Holders                                19

     Item 6.   Exhibits and Reports on Form 8-K                   19-21

Signatures                                                          22

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per-share amounts)
                     June 26, 2002 and March 31, 2002
                                (Unaudited)
                                               June 26, 2002   March 31, 2002
                                               -------------   --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                      $ 86,196          $ 75,402
   Trade receivables, less allowance for
     doubtful accounts of $2,678 and $3,217        171,958           162,462
   Inventories                                     125,161           121,663
   Deferred income taxes and other current          40,685            46,443
   assets                                         --------          --------

Total current assets                               424,000           405,970
                                                  --------          --------
   Noncurrent assets:
   Property, plant, and equipment -- net           344,062           340,388
   Investment in affiliates                         25,137            24,981
   Goodwill  -- net                                 53,726            52,969
   Other intangible assets - net                     1,997             2,085
   Deferred charges and other noncurrent
     assets                                         78,270            76,651
                                                  --------          --------
   Total noncurrent assets                         503,192           497,074
                                                  --------          --------
       Total assets                               $927,192          $903,044
                                                  ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
   Short-term debt                                $    591          $    726
   Long-term debt -- current portion                 2,804            10,030
   Accounts payable                                 80,048            80,112
   Accrued compensation and employee benefits       48,736            46,797
   Income taxes                                      5,989             4,799
   Accrued expenses and other current
     liabilities                                    33,983            29,040
                                                  --------          --------
   Total current liabilities                       172,151           171,504
                                                  --------          --------
   Noncurrent liabilities:
   Long-term debt                                  147,385           139,654
   Deferred income taxes                            35,689            35,127
   Other noncurrent liabilities                     42,451            40,760
                                                  --------          --------
    Total noncurrent liabilities                   225,525           215,541
                                                  --------          --------
       Total liabilities                           397,676           387,045
                                                  --------          --------


   Shareholders' equity:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued - none             -                 -
   Common stock, $0.625 par value,
     authorized 80,000 shares, issued
     33,903 and 33,743 shares, respectively         21,189            21,089                              21,089
   Additional paid-in capital                       21,927            19,166
   Retained earnings                               524,895           518,900
   Accumulated other comprehensive loss            (29,005)          (33,494)
   Treasury stock at cost: 272 and 272
     shares, respectively                           (7,034)           (6,976)
   Restricted stock - unamortized value             (2,456)           (2,686)
                                                  --------          --------
       Total shareholders' equity                  529,516           515,999
                                                  --------          --------
       Total liabilities and
         shareholders' equity                     $927,192          $903,044
                                                  ========          ========


(See accompanying notes to consolidated financial statements.)

                      MODINE MANUFACTURING COMPANY
                   CONSOLIDATED STATEMENTS OF EARNINGS
            For the three months ended June 26, 2002 and 2001
                (In thousands, except per-share amounts)
                               (Unaudited)


                                                Three months ended June 26
                                                --------------------------
                                                     2002           2001
                                                     ----           ----
Net sales                                          $272,620       $279,452

Cost of sales                                       203,740        206,668
                                                   --------       --------

Gross profit                                         68,880         72,784

Selling, general, and administrative expenses        53,306         56,521
Restructuring charges/(income)                         (309)             -
                                                   --------       --------

Income from operations                               15,883         16,263


Interest expense                                     (1,665)        (2,065)
Other income --net                                    1,744          2,716
                                                   --------       --------

Earnings before income taxes                         15,962         16,914

Provision for income taxes                            5,577          6,696
                                                   --------       --------


Net earnings                                       $ 10,385       $ 10,218
                                                   ========       ========


Net earnings per share of common stock
  - Basic                                             $0.31          $0.31
  - Assuming dilution                                 $0.31          $0.31
                                                   ========       ========

Dividends per share                                  $0.125          $0.25
                                                   ========       ========

Weighted average shares - basic                      33,583         32,884
Weighted average shares - assuming dilution          33,842         33,198
                                                   ========       ========

(See accompanying notes to consolidated financial statements.)


                      MODINE MANUFACTURING COMPANY
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (In thousands)
            For the Three Months Ended June 26, 2002 and 2001
                               (Unaudited)

                                                  Three months ended June 26
                                                  --------------------------
                                                      2002          2001
                                                    --------      --------
Net cash provided by operating activities           $28,790       $30,184

Cash flows from investing activities:
Expenditures for property, plant, and equipment      (8,273)      (13,212)
Proceeds from dispositions of assets                     24           516
Other -- net                                           (270)          357
                                                    -------       -------

Net cash (used for) investing activities             (8,519)      (12,339)

Cash flows from financing activities:
(Decrease)in short-term debt -- net                    (188)      (24,171)
Additions to long-term debt                          65,196        32,567
Reductions of long-term debt                        (72,539)      (11,724)
Issuance of common stock, including treasury
  stock                                               3,170         2,660
Purchase of treasury stock                             (913)         (362)
Cash dividends paid                                  (4,203)       (8,222)
                                                    -------       -------

Net cash (used for) financing activities             (9,477)       (9,252)
                                                    -------       -------

Net increase in cash and cash
  equivalents                                        10,794         8,593
Cash and cash equivalents at beginning of
  period                                             75,402        21,744
                                                    -------       -------

Cash and cash equivalents at end of period          $86,196       $30,337
                                                    =======       =======

(See accompanying notes to consolidated financial statements.)

                  MODINE MANUFACTURING COMPANY
                  ----------------------------

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ------------------------------------------------------

1.   Significant accounting policies.

     On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement develops a single comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. This adoption did not have a material impact on our net earnings or financial position.

     To conform with the Emerging Issues Task Force of the FASB concensus on Issue 00-14 "Accounting for Certain Sales Incetives," sales discounts, which were allowed for prompt payment of invoices by customers, have been recorded in the current year as a reduction to sales. Prior year first quarter operating results shown on the consolidated statement of earnings have been restated to give effect to this reclassification. There was no effect on net earnings as a result of this reclassification.

2.   Restructuring and plant closures.

     In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. This restructuring plan includes the closure of three manufacturing plants in North America located in LaPorte, Indiana; Knoxville, Tennessee; and St. Paul, Minnesota. The manufacturing facilities located in LaPorte and Knoxville currently produce products for customers in the Company's heavy-duty and industrial markets. The facility located in St. Paul, which has ceased production, manufactured products for the Company's HVAC market. Modine is relocating the production of the majority of the products previously made
     in these facilities to other Company locations.   The Company
     is, however, ceasing the production of air turnover units, building evaporator units, and indirect fired heating units previously produced at the St. Paul facility and is also rationalizing certain customer relationships as part of the restructuring process. Separate personnel reductions were also initiated as part of the restructuring plan at three other U. S. facilities, located in Harrodsburg, Kentucky; Trenton, Missouri; and the Company's corporate headquarters in Racine, Wisconsin. Included in the European portion of the restructuring plan is a plant closure taking place in Bernhausen, Germany and personnel reductions at the Company's manufacturing facility in Granada, Spain. Modine will be discontinuing the assembly of air conditioning equipment, previously performed at the Bernhausen facility for off-highway equipment manufacturers, as part of the restructuring. Personnel reductions and the final phase-out of the above named manufacturing facilities have occurred, or are expected to occur, over the next six months.

     Anticipated staff reductions, as estimated at the end of the fourth quarter, were determined to be approximately 330 employees. The planned reductions included 264 employees in the U.S. and 66 employees in Europe. In the first quarter of fiscal 2003, this estimate was revised downward by 31 employees in the U.S. These 31 employees were relocated to other Company facilities or left the Company prior to receiving separation benefits. As a result, the remaining accrual relating to termination costs was reduced by $278,000 in the U.S. Of the total number of employees affected, 99 employees were terminated as of the end of the first quarter of fiscal 2003 and, thus far, have received benefit payments of $1,028,000.

     In addition to the costs of terminating employees, the other principal costs of the restructuring plan accrued at March 31, 2002 were estimated at $1,526,000. These costs primarily consist of post-closing operating expenses for the facilities and other disposal and cleanup costs related to the shut down of the facilities. During the first quarter of fiscal 2003, cash payments of $78,000 were made and the accrual was reduced by $31,000.

     The following table displays the components of the accrued restructuring liability:

                                                            (In thousands)
     ---------------------------------------------------------------------
                                                                     2002
     ---------------------------------------------------------------------
     Termination Benefits:

        Balance at March 31, 2002                                  $4,042

        Adjustments                                                  (278)

        Payments                                                     (125)
     ---------------------------------------------------------------------
             Balance at June 26, 2002                              $3,639
     ---------------------------------------------------------------------
     Other Restructuring Charges:

        Balance at March 31, 2002                                  $1,526

        Adjustments                                                   (31)

        Payments                                                      (78)
     ---------------------------------------------------------------------
             Balance at June 26, 2002                              $1,417
     ---------------------------------------------------------------------

     In addition to the restructuring costs, other closure-related and business rationalization costs recorded during the quarter included $778,000 in accelerated depreciation in conjunction with the reduction of the useful lives of some of the assets at the facilities to be closed. Furthermore, a positive adjustment of $78,000 was made relating to a revised estimate of pension curtailment expense. Additional obsolete inventory expenses of $101,000 and miscellaneous shut-down related costs of $214,000 were incurred by the North American facilities.

     The following table provides a summary of restructuring and one-time closure/business rationalization costs recorded related to the program announced in the third year of fiscal 2002:

                                                               (In thousands)
     ------------------------------------------------------------------------

                                        Balance       Amount      Balance
                                     March 31, 2002  Incurred  June 26, 2002
     ------------------------------------------------------------------------

       Restructuring Charges:

         Employee severance and
           related benefits             $ 4,971      $  (278)    $ 4,693

         Goodwill impairment              1,043            -       1,043

         Post-closing operating
           expenses                         845          (24)        821

         Other disposal costs               681           (7)        674
                                        -------      -------     -------

       Total restructuring costs          7,540         (309)      7,231
                                        -------      -------     -------

       Other Closure Costs:

         Asset impairments                2,072            -       2,072

         Depreciation (change in
           useful lives)                  1,397          778       2,175

         Pension curtailment costs          881          (78)        803

         Obsolete inventory charges         970          101       1,071

         Miscellaneous other
           closure costs                    110          214         324
                                        -------      -------     -------

       Total other closure costs          5,430        1,015       6,445
     ------------------------------------------------------------------------
       Total restructuring and
         other closure costs            $12,970      $   706     $13,676
     ------------------------------------------------------------------------

3.   Raw material, work in progress and finished goods.

     The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                       (In thousands)
     ----------------------------------------------------------------
                             June 26, 2002           March 31, 2002
     ----------------------------------------------------------------

     Raw materials              $ 24,909                $ 25,370
     Work in process              31,269                  31,673
     Finished goods               68,983                  64,620
                                --------                --------
      Total inventories         $125,161                $121,663
                                ========                ========

4.   Property, Plant, and Equipment.

                                                          (In thousands)
     -------------------------------------------------------------------
                                     June 26, 2002      March 31, 2002
     -------------------------------------------------------------------

     Gross, property,
      plant & equipment                $722,975              $702,895
     Less accumulated
      depreciation                     (378,913)             (362,507)
                                       --------              --------
       Net property,
        plant & equipment              $344,062              $340,388
                                       ========              ========
5.   Segment data.
                                                          (In thousands)
     -------------------------------------------------------------------

     Quarter ended June 26,                   2002           2001
     -------------------------------------------------------------------
     Sales :
       Original Equipment                  $ 118,617      $ 112,288
       Distributed Products                   90,676        101,175
       European Operations                    77,076         83,975
     -------------------------------------------------------------------
         Segment sales                       286,369        297,438
       Eliminations                          (13,749)       (17,986)
     -------------------------------------------------------------------
           Total net sales                 $ 272,620      $ 279,452
     -------------------------------------------------------------------
     Operating income:
       Original Equipment                  $  20,103      $  17,878
       Distributed Products                    4,927          4,002
       European Operations                     7,245          9,579
     -------------------------------------------------------------------
         Segment operating income             32,275         31,459
       Corporate & administrative
         expenses                            (16,391)       (15,195)
       Eliminations                               (1)            (1)
       Other items not allocated
         to segments                              79            651
     -------------------------------------------------------------------
        Earnings before income taxes       $  15,962      $  16,914
     -------------------------------------------------------------------

                                                          (In thousands)
     -------------------------------------------------------------------
                                          June 26,            March 31,
     Period ending                          2002                2002
     -------------------------------------------------------------------
     Assets:
       Original Equipment                $ 225,491           $ 231,553
       Distributed Products                232,918             224,973
       European Operations                 224,634             212,131
       Corporate & Administrative          263,360             251,685
       Eliminations                        (19,211)            (17,298)
     -------------------------------------------------------------------
            Total assets                 $ 927,192           $ 903,044
     -------------------------------------------------------------------

     With the adoption of SFAS 142, goodwill related to specific operating segments has been reallocated from the corporate & administrative segment in the current period and the prior period has been restated for comparison purposes. A total of $25,064,000 of net goodwill was reassigned from the corporate & administration segment, of which $20,344,000 was transferred to the Original Equipment segment, $2,706,000 was transferred to the Distributed Products segment, and $2,014,000 was transferred to the European Operations segment.

6. The computational components of basic and diluted earnings per share are as follows:

                                    (In thousands, except per-share amounts)
     -----------------------------------------------------------------------
                                                 Three months ended June 26
                                                       2002        2001
     -----------------------------------------------------------------------

     Net earnings per share of common stock:
     --------------------------------------
          - basic                                     $0.31       $0.31
          - assuming dilution                         $0.31       $0.31
     Numerator:
     ---------

       Income available to common shareholders      $10,385     $10,218
     Denominator:
     -----------

       Weighted average shares outstanding -
         basic                                       33,583      32,884

     Effect of dilutive securities - options*           259         314
                                                    -------     -------
     Weighted average shares outstanding -
       assuming dilution                             33,842      33,198
     -----------------------------------------------------------------------
     * There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

           Average market price per share            $27.07      $26.47
           Number of shares                           1,210       1,179

7. Comprehensive earnings/(loss), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the 3 months ended June 26, 2002 and 2001, were $14,874,000 and $(1,862,000) respectively.

8. In June 2001, the Financial Accounting Standards Board issued SFAS No.142 "Goodwill and Other Intangible Assets." With the adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. The provisions of Statement 142 are to be applied with fiscal years beginning after December 15, 2001. Modine adopted SFAS No. 142 beginning April 1, 2002. A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:

                                                          (In thousands)
     -------------------------------------------------------------------
                                             Three months ended June 26
                                                2002             2001
     -------------------------------------------------------------------

     Reported net income                     $ 10,385          $ 10,218
     Add-back goodwill amortization,
       net of tax                                   -             1,107
                                             --------          --------
     Adjusted net income                     $ 10,385          $ 11,325
                                             ========          ========

     Reported basic earnings per share       $    .31          $    .31
     Add-back goodwill amortization                 -               .03
                                             --------          --------
     Adjusted basic earnings per share       $    .31          $    .34
                                             ========          ========


     Reported diluted earnings per share     $    .31          $    .31
     Add-back goodwill amortization                 -               .03
                                             --------          --------
     Adjusted diluted earnings per share     $    .31          $    .34
                                             ========          ========

     We expect to complete the annual testing for impairment by the end of the second quarter of the current fiscal year.
     The impact, if any, resulting from goodwill impairment testing is not known at this time.

     With the adoption of SFAS 142, goodwill related to specific operating segments has been reallocated from the corporate & administrative segment in the current period and the prior period has been restated for comparison purposes.

     Goodwill by operating segment is as follows:

                                                      (In thousands)
     ---------------------------------------------------------------

                                  June 26, 2002      March 31, 2002

     Original Equipment             $  20,344          $  20,344
     Distributed Products              27,052             26,884
     European Operations                6,330              5,741
                                    ---------          ---------
     Total                          $  53,726          $  52,969
                                    =========          =========

     Changes in the segments' goodwill balances are the result of fluctuations in foreign currency exchange rates.

     Additional disclosures related to acquired intangible assets are as follows:

                                                                                      (In thousands)
     -----------------------------------------------------------------------------------------------
                                              June 26, 2002                  March 31, 2002
                                        Gross Carrying  Accumulated    Gross Carrying  Accumulated
                                             Value      Amortization        Value      Amortization
     -----------------------------------------------------------------------------------------------
     Amortized Intangible Assets:

     Patents and product technology         3,951           2,192          3,951           2,126
     Non-compete agreements                 2,182           2,022          2,182           2,007
     Other intangibles                        118             118            201             189
                                           ------          ------         ------          ------
     Total                                  6,251           4,332          6,334           4,322

     Unamortized Intangible Assets:

     Pension Asset                             78               -             73               -
                                           ------          ------         ------          ------
     Total intangible assets               $6,329          $4,332         $6,407          $4,322
                                           ======          ======         ======          ======

     The aggregate amortization expense for the first quarter ended June 26, 2002, was $85,000. Total estimated annual amortization expense expected for the fiscal years 2003 through 2007 are as follows:

                     Estimated
                   Amortization
     Fiscal           Expense
      Year        (In thousands)
     ------       --------------
     2003             $357
     2004              296
     2005              263
     2006              263
     2007              263

9. Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first quarter of fiscal 2003 consisted of the following:


     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------
     The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure.
     The currency exposure related to the net assets of Modine's European subsidiaries and its joint venture in Japan are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the quarter ended June 26, 2002, $5.9 million of net losses related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

10. On July 17, 2002, the Board of Directors elected to terminate the Company's Shareholder Rights Agreement. The plan will be terminated by redeeming the rights that were issued under the Company's 1986 Shareholder Rights Agreement.

     The rights will be redeemed at a price of $.0125 per right, payable in cash. There is currently one right attached to each outstanding share of common stock. The redemption payment will be made on September 5, 2002 to shareholders of record on August 23, 2002. As a result of the redemption, the rights cannot become exercisable, and the Shareholder Rights Agreement will be terminated.

11. On July 31, 2002, the Company completed the sale of its wholly- owned Canadian aftermarket subsidiary, Modine of Canada, Ltd. The cash sales price of the transaction totaled approximately $2.0 million and is subject to final settlement. The transaction is not expected to have a material effect on the consolidated results of operations or the financial position of the Company and, accordingly pro-forma financial information relative to the sale has not been presented.

12. Recent developments concerning legal proceedings reported in the Modine Manufacturing Company ("Modine or the Company")
     Form 10-K report for the year ended March 31, 2002, are updated in Part II, Other Information, Item 1, Legal
     Proceedings.

13. The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for the specifically mentioned reclassifications to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2002 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

14. Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2002 Annual Report to shareholders, which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2002.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the First Quarter of 2002-03 with the First Quarter
-----------------------------------------------------------------
of 2001-02
----------

First quarter net sales of $272.6 million were 2.4% lower than the $279.5 million reported in the first quarter of last year.

Revenues from the Original Equipment segment grew by 5.6% from the same quarter last year. Sales increases in the Original Equipment segment were positively impacted by a modest sales increase in its off-highway business and strong improvement in the automotive area due primarily to the impact of new programs. However, these results were partially offset by reduced revenues in the truck division when compared to the first quarter of the prior year. Revenues recorded in the European operations segment declined by 8.2% from one year ago as a result of softer European automotive and heavy-duty truck markets. In the Distributed Products segment, revenue declined 10.4%. The aftermarket and electronic cooling markets served by this segment were the major contributors causing the decline from one year ago.

Gross margin, as a percentage of sales, was 25.4%. This was a 0.6% decline as a percentage of sales from the 26.0% earned in the first quarter of the previous year. Higher gross margins were seen in the Original Equipment segment, while lower gross margins were reported in the Distributed Products and European Operations segments. The major markets experiencing declines included the electronic cooling and European heavy duty & industrial markets, which were partially offset by improved margins in the North American automotive and truck markets.

Selling, general and administrative expenses of $53.3 million were decreased from the prior year's first quarter of $56.5 million. Without the one-time pre-tax charges of $3.1 million related to the acquisition of Thermacore International and $1.4 million of pretax goodwill amortization expenses recorded in the first quarter of the prior year, selling, general and administrative expenses would have increased $1.3 million or 2.5% over the same quarter one year ago. The larger items contributing to the change were anticipated increases in wages and fringe benefit costs.

Interest expense decreased 19.4%, or $0.4 million, while average outstanding debt levels decreased $28.6 million, or approximately 16.1%, from the same quarter one year ago. Interest expense declined at a faster rate than debt levels primarily due to more favorable interest rates.

Net non-operating income declined by $1.0 million from the same quarter one year ago. Royalty income was down $1.0 million from the first quarter last year. As previously announced, royalty income was down primarily due to an unfavorable decision from the Japanese patent office Board of Appeals, which resulted in the discontinuation of royalty payments in Japan related to Modine's parallel-flow (PFr) technology.

The provision for income taxes in the current quarter was $5.6 million compared to last years' first quarter expense of $6.7 million. The effective tax rate of 34.9% was reduced 4.7 percentage points from the prior year. The major items contributing to the reduction in the effective tax rate included non-deductible fees related to Thermacore acquisition costs recorded in the prior year, the absence of goodwill amortization expense recorded in the current year due to the adoption of SFAS 142, and tax-deductible dividends paid to the ESOP in the current year.

Net earnings for the quarter of $10.4 million were up slightly when compared to the same quarter one year ago at $0.31 basic and diluted earnings per share compared to last year's first quarter net earnings of $10.2 million, or $0.31 basic and diluted earnings per share. Return on shareholders' equity was 7.9%.

On a pro forma basis, Modine's net earnings declined 28% to $10.2 million from $14.2 million one year ago. Modine's actual results for last year were adjusted to remove $3.1 million of pretax costs associated with the acquisition of Thermacore International and $1.4 million of pretax goodwill amortization expenses. In accordance with FAS 142, which was adopted in the current period, Modine no longer amortizes goodwill. The Company is experiencing lower than expected severance costs relating to the restructuring plan announced in October 2001. As a result, Modine's current quarter results were positively affected by a $0.3 million pretax adjustment to the Company's restructuring accrual. Excluding these one-time items, Modine's pro forma earnings per share would have declined to $0.30 from $0.43 when compared to the first quarter one year ago.


Outlook for the Remainder of the Year
-------------------------------------

For the remainder of the fiscal year, management expects additional growth in the North American automotive sales and performance improvements in the off-highway and building HVAC areas. In addition, the heavy-duty truck production volumes are expected to decline significantly from current production levels in the second half of the year, driven by a drop-off in pre-buying activity related to the new emission regulations. This should be partially offset by the recently announced new business with Kenworth. Little improvement is forecasted in the construction, industrial, and electronics markets, and the vehicle aftermarket fundamentals will remain challenging. As a result, management expects that fiscal 2003 earning per share will be approximately in line with the fiscal 2002 pro forma earnings per share results of $1.02. This estimate includes the $0.88 per share pro forma results reported in the 2002 annual report, plus a $0.14 per share income effect related to the elimination of goodwill amortization in accordance with FAS 142. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
-------------------

Comparison between June 26, 2002 and March 31, 2002
---------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $86.2 million increased $10.8 million from the March 31, 2002 balance. Cash provided by operating activities and the issuance of common stock during the quarter exceeded capital expenditures, debt reductions and the quarterly dividend payment.

Trade receivables of $172.0 million were up $9.5 million (6%) over year-end, primarily due to increased sales volumes, which were up $19.0 million over the previous quarter.

Inventory levels of $125.2 million increased by $3.5 million from year-end and decreased $23.9 million from the same time one year ago. Inventory levels have increased from year-end primarily due to seasonal builds in the Distributed Products segment and new program builds in the North American truck market.

Deferred income taxes and other current assets declined by $5.8 million from year-end. The largest items contributing to the change were reductions in unbilled customer tooling, current deferred income tax assets, and royalty receivables.

The current ratio increased from 2.4 to 1 to 2.5 to 1. Net working capital increased $17.4 million to $251.8 million. Major items influencing the change were higher cash and cash equivalents, trade receivables, and inventories, together with a reduction in the current portion of long-term debt. These were offset in part by lower other current assets, higher accrued compensation and employee benefits, higher income taxes payable and higher accrued expenses.


Noncurrent assets
-----------------

Net property, plant and equipment of $344.1 million increased by $3.7 million over year-end. Capital expenditures and foreign currency translation during the quarter were higher than depreciation and retirements. Expenditures for European technical center facilities, new programs for automotive and truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures. Outstanding commitments for capital expenditures were $12.7 million at June 26, 2002. Approximately one-half of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third party borrowing as required.

Investments in unconsolidated affiliates of $25.1 million increased by $0.2 million from year-end. Increased equity earnings recorded for the quarter were virtually offset by the unfavorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda.

Goodwill and intangible assets increased by $0.7 million.
Foreign currency translation was the main item contributing to the overall change.

Deferred charges and other noncurrent assets increased by $1.6 million. The net increase was primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and higher long-term deferred tax assets.


Current Liabilities
-------------------

Accounts payable and other current liabilities of $162.8 million were $6.8 million higher than in March 2002. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $1.2 million from timing differences in making estimated payments.


Debt
----

Outstanding debt increased $0.4 million to $150.8 million from the March 2002 balance of $150.4 million. Domestic long-term debt increased $5.7 million, of which $5.5 million was due to the increase in the dollar value of the euro-denominated loans. European long-term debt decreased by $5.2 million. Total short-term borrowing decreased $0.1 million to $0.6 million. On April 17, 2002, the Company borrowed $64.0 million under a new $150.0 million multi-currency revolving credit facility and used the proceeds to pay off existing debt. At the same time, Modine terminated credit facilities with two separate banks.

Consolidated available lines of credit increase $52.9 million to $105.1 million during the quarter, mainly due to the increased capacity of the new credit facility. Domestically, Modine's unused lines of credit were $86.0 million. Foreign unused lines of credit were $19.1 million. Total debt as a percentage of shareholders' equity decreased from 29.1% to 28.5%.

Shareholders' Equity
--------------------

Total shareholders' equity increased by $13.5 million to a total of $529.5 million. Net income of $10.4 million recorded for the quarter was partially offset by $4.2 million in dividend payments to shareholders. Net favorable foreign currency translation of $4.5 million was reported as the U.S. dollar weakened against the Euro while the Brazilian Real weakened against the U. S. dollar during the quarter. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $2.9 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plans requirements. Also recognized in paid-in capital were the associated tax benefits resulting from the stock option exercises.

Liquidity
---------

Future operating and capital-expenditure needs of the Company are expected to be generated primarily through a combination of internally generated funds and external financing arrangements. The Company believes that its internally generated liquidity, together with access to external resources, will be sufficient to satisfy existing commitments and plans. In addition, the Company believes that it is positioned to provide necessary financial resources to take advantage of potential strategic business opportunities that arise within fiscal 2003. In April 2002, Modine entered into a new $150.0 million multi-currency, revolving credit facility. Initially, $64.0 million was borrowed against this new facility and used to pay down existing debt.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as personal injury, property damage, or antitrust and trade regulation issues, are asserted against Modine. Modine is also subject to other liabilities that arise in the ordinary course of its business. Many of the pending damage claims are covered by insurance and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed below, are uncertain, Modine does not expect that any unrecorded liabilities that may result from these matters is reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations.

     The Mitsubishi and Showa Litigation
     -----------------------------------

Over the last 10 years Modine and Showa Aluminum Corporation (and
Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF(r)

Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF technology. Based on an unfavorable decision from the Japanese patent office Board of Appeals in March 2002, Modine will no longer receive royalty payments in Japan related to its PF technology. Since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. In the twelve months before the unfavorable decision, royalties from Japanese companies accounted for approximately $2.9 million of pretax income. In July 2002, the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. Over the last 10 years, Modine has been defending its PF technology in Japan. Modine had estimated a one-time royalty payment of approximately $29.9 million to cover past infringements if the validity of its PF patent in Japan was confirmed. Since this ruling does not effect Modine's royalty income outside of Japan, Modine will continue to collect royalties for PF products produced in Europe and the United States where, to date, its patents have been upheld.


The Lake Shore Litigation: Lake Shore Radiator, a former independent
-------------------------
warehouse distributor of Modine's Aftermarket Division, filed a lawsuit against Modine in the Federal Court in Jacksonville, Florida in July 2000. Lake Shore has alleged that Modine violated certain antitrust laws, breached portions of its distributor agreement and wrongfully terminated its relationship with Lake Shore. Modine has answered each of the allegations in Lake Shore's complaint and denied any liability. Trial is scheduled to begin in October 2002.

Other:  In February 2000, Modine filed a complaint against Delphi
-----
Automotive Systems Corporation in the U.S. District Court in
Milwaukee, Wisconsin, alleging infringement of its PF patent.

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

Item 2.  Changes in Securities and use of proceeds.

On July 19, 2002 the Company's Board of Directors elected to terminate the Company's Shareholder Rights Agreement. The plan will be terminated by redeeming the rights that were issued under the Company's 1986 Shareholder Rights Agreement. Please see Footnote 10 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 4.  Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on July 17, 2002:

     1.   Election of Directors.  The following were elected to
          ---------------------
serve as directors of the Company until 2005 or until their successors are elected:
                                Votes For        Votes Withheld
                              --------------    ----------------
          Frank P. Incropera  29,262,306.677       958,617.863
          Vincent L. Martin   29,242,716.509       978,208.031
          Marsha C. Williams  29,216,033.886     1,004,890.654

     2.   Adoption of the 2002 Incentive Compensation Plan
          ------------------------------------------------

            Votes For         Votes Against           Abstain
          --------------      -------------         -----------
          19,495,422.083      7,455,029.562         214,122.895

     3.   Shareholder Proposal
          --------------------

            Votes For         Votes Against             Abstain
          --------------      -------------            ----------
          20,392,880.393      6,434,360.627            337,333.52

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:
          --------
The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number
per Item 601 of
Regulation S-K                                                         Page
----------------                                                       ----
    3              Restated By-Laws (as amended) (filed by
                   reference to the Registrant's Annual
                   Report on Form 10-K for the fiscal year
                   ended March 31, 2002).

    4(a) Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

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

    4(b)(iv) Rights Agreement Amendment No. 4 dated as of November 10, 1997 between the Registrant and Norwest Bank Minnesota, N.A., [now known as Wells Fargo Bank Minnesota, N.A.] (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

    4(c)           Bank One Credit Agreement dated April 17, 2002
                   (filed by reference to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended
                   March 31, 2002).

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

   99*             Important Factors and Assumptions Regarding          23
                   Forwarding-Looking Statements.


   99.1*           Section 906 Certification by Chairman and Chief      24
                   Executive Officer.


   99.2*           Section 906 Certification by Vice President          25
                   and Chief Financial Officer.

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed four reports on Form 8-K, described as follows:

1.   Dated March 28, 2002 to report the Japanese Patent Decision.

2.   Dated April 1, 2002 regarding promotions of officers.

3. Dated July 17, 2002 to report the projected earnings for the coming fiscal year.

4.   Dated July 19, 2002 to report the redemption of the Share
     Rights Plan.

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




                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:  E. T. THOMAS
                                 ------------------------------------
                                 E. T. Thomas, Senior Vice President,
                                    and Chief Financial Officer
                                    (Principal Financial Officer)


Date:  August 9, 2002         By:  D. R. ZAKOS
                                 -------------------------------------
                                 D. R. Zakos, Vice President, General
                                    Counsel and Secretary