Form 10-Q
period 2002-09-26
MODINE MANUFACTURING CO
filed 2002-11-08
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 26, 2002
                                       ------------------

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-1373
                                         ------


                  MODINE MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)


               WISCONSIN                            39-0482000
     --------------------------------        ------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

     1500 DeKoven Avenue, Racine, Wisconsin           53403-2552
     ----------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)


     Registrant's telephone number, including area code (262) 636-1200
                                                        --------------


                            NOT APPLICABLE
     -----------------------------------------------------------------
     (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at November 7, 2002
     ------------------------------      -------------------------------
     Common Stock, $0.625 Par Value               33,638,932

                  MODINE MANUFACTURING COMPANY

                              INDEX


                                                               Page No.
                                                               --------

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets -
                 September 26 and March 31, 2002                   3

               Consolidated Statements of Earnings -
                 For the Three Months Ended
                 September 26, 2002 and 2001 and
                 For the Six Months Ended September 26,
                 2002 and 2001                                     4

               Consolidated Condensed Statements of
                 Cash Flows - For the Six Months
                 Ended September 26, 2002 and 2001                 5

               Notes to Consolidated Condensed Financial
                 Statements                                     6-19

     Item 2.   Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition                                     20-25

     Item 3.   Quantitative and Qualitative Disclosures
                 about Market Risk                             25-27

     Item 4.   Disclosure Controls and Procedures                 27

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               28-29

     Item 2.    Changes in Securities and Use of Proceeds         29

     Item 6.   Exhibits and Reports on Form 8-K                29-30

Signatures                                                        31


Section 302 Certifications                                     31-33

PART I  Financial Information.
Item 1. Financial Statements

                       MODINE MANUFACTURING COMPANY
                        CONSOLIDATED BALANCE SHEETS
                 (In thousands, except per-share amounts)
                   September 26, 2002 and March 31, 2002
                                (Unaudited)
                                                 September 26, 2002    March 31, 2002
                                                 ------------------    --------------
ASSETS
------
   Current assets:
   Cash and cash equivalents                          $ 81,054            $ 75,402
   Trade receivables, less allowance for
     doubtful accounts of $3,025 and $3,217            157,655             162,462
   Inventories                                         116,999             121,663
   Deferred income taxes and other current
     assets                                             38,809              46,443
                                                      --------            --------
   Total current assets                                394,517             405,970
                                                      --------            --------
   Noncurrent assets:
   Property, plant, and equipment -- net               346,121             340,388
   Investment in affiliates                             23,786              24,981
   Goodwill  -- net                                     30,935              52,969
   Other intangible assets - net                         1,844               2,085
   Deferred charges and other noncurrent assets         79,325              76,651
                                                      --------            --------
   Total noncurrent assets                             482,011             497,074
                                                      --------            --------
       Total assets                                   $876,528            $903,044
                                                      ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
   Current liabilities:
   Short-term debt                                    $    220            $    726
   Long-term debt -- current portion                    12,679              10,030
   Accounts payable                                     78,465              80,112
   Accrued compensation and employee benefits           46,225              46,797
   Income taxes                                          4,874               4,799
   Accrued expenses and other current
     liabilities                                        38,734              29,040
                                                      --------            --------
   Total current liabilities                           181,197             171,504
                                                      --------            --------
   Noncurrent liabilities:
   Long-term debt                                       97,869             139,654
   Deferred income taxes                                36,406              35,127
   Other noncurrent liabilities                         44,446              40,760
                                                      --------            --------
   Total noncurrent liabilities                        178,721             215,541
                                                      --------            --------
       Total liabilities                               359,918             387,045
                                                      --------            --------

   Shareholders' equity:
   Preferred stock, $0.025 par value,
     authorized 16,000 shares, issued - none                 -                   -
   Common stock, $0.625 par value, authorized
     80,000 shares, issued 33,910 and 33,743
     shares, respectively                               21,193              21,089
   Additional paid-in capital                           22,017              19,166
   Retained earnings                                   504,833             518,900
   Accumulated other comprehensive loss                (22,163)            (33,494)
   Treasury stock at cost: 272 shares                   (7,044)             (6,976)
   Restricted stock - unamortized value                 (2,226)             (2,686)
                                                      --------            --------
       Total shareholders' equity                      516,610             515,999
                                                      --------            --------
       Total liabilities and shareholders'
         equity                                       $876,528            $903,044
                                                      ========            ========

(See accompanying notes to consolidated financial statements.)


                          MODINE MANUFACTURING COMPANY
                       CONSOLIDATED STATEMENTS OF EARNINGS
             For the three months ended September 26, 2002 and 2001
              For the six months ended September 26, 2002 and 2001
                    (In thousands, except per-share amounts)
                                   (Unaudited)
                                                               Three months ended          Six months ended
                                                            ------------------------    ---------------------
                                                                   September 26              September 26
                                                            ------------------------    ---------------------
                                                               2002        2001           2002        2001
                                                             --------    --------       --------    --------
Net Sales                                                    $275,558    $268,070       $548,178    $547,524
Cost of sales                                                 207,794     204,151        411,534     410,819
                                                             --------    --------       --------    --------
Gross profit                                                   67,764      63,919        136,644     136,705
Selling, general, and administrative expenses                  58,367      55,053        111,673     111,574
Restructuring (income)/charges                                 (1,082)          -         (1,391)          -
                                                             --------    --------       --------    --------
Income from operations                                         10,479       8,866         26,362      25,131

Interest expense                                               (1,480)     (2,142)        (3,145)     (4,207)
Other income -- net                                               574       4,700          2,318       7,414
                                                             --------    --------       --------    --------
Earnings before income taxes and cumulative
  effect of accounting change                                   9,573      11,424         25,535      28,338
Provision for income taxes                                      3,303       4,595          8,880      11,291
                                                             --------    --------       --------    --------
Earnings before cumulative effect of accounting change          6,270       6,829         16,655      17,047

Cumulative effect of change in accounting for:
   Goodwill impairment (net of $1,136 income tax benefit)           -           -        (21,692)          -
                                                             --------    --------       --------    --------
Net earnings/(loss)                                          $  6,270    $  6,829       $ (5,037)   $ 17,047
                                                             ========    ========       ========    ========
Net earnings/(loss) per share of common stock - basic
  Before cumulative effect of accounting change                 $0.19       $0.21          $0.50       $0.52
  Cumulative effect of accounting change                            -           -          (0.65)          -
                                                             --------    --------       --------    --------
Net earnings/(loss) - basic                                     $0.19       $0.21         ($0.15)      $0.52
                                                             ========    ========       ========    ========
Net earnings/(loss) per share of common stock -
  assuming dilution
  Before cumulative effect of accounting change                 $0.19       $0.20          $0.49       $0.51
  Cumulative effect of accounting change                            -           -          (0.64)          -
                                                             --------    --------       --------    --------
Net earnings/(loss) - assuming dilution                         $0.19       $0.20         ($0.15)      $0.51
                                                             ========    ========       ========    ========
Dividends per share                                            $0.125       $0.25          $0.25       $0.50
                                                             ========    ========       ========    ========
Weighted average shares -- basic                               33,637      33,041         33,610      32,962
Weighted average shares -- assuming dilution                   33,714      33,394         33,778      33,296
                                                             ========    ========       ========    ========

(See accompanying notes to consolidated financial statements.)


                       MODINE MANUFACTURING COMPANY
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
           For the Six Months Ended September 26, 2002 and 2001
                                (Unaudited)



                                                     Six months ended September 26
                                                     -----------------------------
                                                            2002          2001
                                                          --------      --------
Net cash provided by operating activities                 $ 76,727      $ 69,550

Cash flows from investing activities:
Expenditures for property, plant, and equipment            (17,715)      (25,134)
Proceeds from sale of business                               1,529             -
Proceeds from dispositions of assets                           183         1,591
Other -- net                                                   (38)          217
                                                          --------      --------
Net cash (used for) investing activities                   (16,041)      (23,326)

Cash flows from financing activities:
(Decrease)in short-term debt -- net                           (602)      (26,620)
Additions to long-term debt                                 65,196        42,178
Reductions of long-term debt                              (113,146)      (38,249)
Issuance of common stock, including treasury stock           3,298         6,722
Purchase of treasury stock                                    (952)         (757)
Cash dividends paid                                         (8,828)      (16,497)
                                                          --------      --------
Net cash (used for) financing activities                   (55,034)      (33,223)
                                                          --------      --------
Net increase in cash and cash equivalents                    5,652        13,001
Cash and cash equivalents at beginning of period            75,402        21,744
                                                          --------      --------
Cash and cash equivalents at end of period                $ 81,054      $ 34,745

(See accompanying notes to consolidated financial statements.)

                    MODINE MANUFACTURING COMPANY
                    ----------------------------

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------


1.   General
     -------

     The accompanying consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for reclassifications, to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2002 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

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


2.   Significant accounting policies
     -------------------------------

     Sales Discounts -
     ---------------
     To conform with the Emerging Issues Task Force of the FASB consensus on Issue 00-14 "Accounting for Certain Sales Incentives," sales discounts, which were allowed for prompt payment of invoices by customers, have been recorded in the current year as a reduction to sales. Prior year second quarter and six months operating results shown on the consolidated statement of earnings have been restated to give effect to this reclassification. There was no effect on net earnings as a result of this reclassification.

     Sales Incentives -
     ----------------
     The Company offers a number of sales incentive programs to its customers. These programs include volume incentives, sales rebates and advertising and marketing allowances. The programs are based upon varying criteria that are tailored to a particular market or customer base. These sales incentives may be netted directly against sales at the time of invoicing, as in case of volume discounts applicable at the time of the customer order, or in the case of sales rebates, recorded as a reduction to revenue on a monthly basis with a liability recognized in "accrued expenses and other current liabilities." Sales rebate accruals are established based upon actual or historical sales volume, depending upon the program, and the purchase of qualifying products, or may be based upon a fixed percentage of sales as defined in certain customer agreements. These accruals are reviewed periodically and adjusted if necessary. In addition, the Company also offers advertising and marketing allowances which are characteristically reported as selling, general and administrative expenses. In general, customers under these programs are required to attain specified volume levels and/or submit proof of mutually beneficial advertising programs or marketing efforts such as trade show participation, in order to qualify for payment under these programs.

     Warranty -
     --------
     Modine provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Warranty expense is generally provided based upon historical and current claim data. Accruals are recorded as current liabilities under the caption "accrued expenses and other current liabilities."

     Revenue Recognition Under Licensing Arrangements (Royalty Payments) -
     -------------------------------------------------------------------
     Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement. Licensing revenue is recorded in the consolidated statement of earnings under the caption "other income - net" except in those cases where the Company received lump-sum patent settlements related to past infringement of Modine's PF technology. These payments were recorded under the "patent settlements" caption in the consolidated statements of earnings in fiscal 2002 and 2001.

     New Accounting Pronouncements -
     -----------------------------

        Impairment or Disposal of Long-Lived Assets -
        -------------------------------------------
        On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement develops a single comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. This adoption did not have a material impact on our net earnings or financial position.

        Liability Recognition for Certain Employee Termination Benefits
        ---------------------------------------------------------------
        and Other Costs to Exit an Activity (including Certain Costs
        ------------------------------------------------------------
        Incurred in a Restructuring) -
        ----------------------------
        In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes
        (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated at the Company after December 31, 2002.


3.   Other income -- net
     -------------------

                                                             (In thousands)
     ----------------------------------------------------------------------
                                      Three months ended   Six months ended
                                         September 26        September 26
                                      ------------------   ----------------
                                       2002       2001      2002      2001
                                      -----------------    ----------------

     Royalty income                   $  697     $  840    $  754    $1,894
     Sale of property, equipment,
       and business                   (2,220)     1,939    (2,213)    2,561
     Equity in earnings of non-
       consolidated affiliates           706        739     1,235     1,313
     Interest income                     422        230       641       433
     Other non-operating income          969        952     1,901     1,213
                                      ------     ------    ------    ------
     Total                            $  574     $4,700    $2,318    $7,414
                                      ======     ======    ======    ======

4.   Earnings Per Share

     The computational components of basic and diluted earnings per share are as follows:

                                                            (In thousands, except per-share amounts)
----------------------------------------------------------------------------------------------------
                                                             Three months ended     Six months ended
                                                                 September 26         September 26
----------------------------------------------------------------------------------------------------
                                                               2002     2001        2002      2001
----------------------------------------------------------------------------------------------------
   Net earnings/(loss) per share of common stock basic:
   ----------------------------------------------------
      Before cumulative effect of accounting change           $0.19    $0.21      $ 0.50     $0.52
      Cumulative effect of accounting change                      -        -       (0.65)        -
                                                              -----    -----      ------     -----
      Net earnings/(loss) - basic                             $0.19    $0.21      ($0.15)    $0.52
   Net earnings/(loss) per share of common stock - diluted:
   --------------------------------------------------------
      Before cumulative effect of accounting change           $0.19    $0.20      $ 0.49     $0.51
      Cumulative effect of accounting change                      -        -       (0.64)        -
                                                              -----    -----      ------     -----
      Net earnings/(loss) - assuming dilution                 $0.19    $0.20      ($0.15)    $0.51
   Numerator:
   ---------
   Before cumulative effect of accounting change             $6,270   $6,829     $16,655   $17,047
   Cumulative effect of accounting change                         -        -     (21,692)        -
                                                             ------   ------     -------   -------
   Earnings/(loss) available to common shareholders          $6,270   $6,829     ($5,037)  $17,047
   Denominator:
   -----------
   Weighted average shares outstanding - basic               33,637   33,041      33,610    32,962
   Effect of dilutive securities - options*                      77      353         168       334
                                                             ------   ------      ------    ------
   Weighted average shares outstanding - assuming
     dilution                                                33,714   33,394      33,778    33,296
----------------------------------------------------------------------------------------------------

   *There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

         Average market price per share                      $21.55   $28.31      $24.63    $27.70
         Number of shares                                     2,522    1,093       1,769     1,207



5.   Comprehensive Earnings
     ----------------------

     Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 2002 and 2001, respectively, were $13,298 and $10,332 for three months, and $6,294 and $8,470 for six months.


6.   Inventory
     ---------

     The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

                                                     (In thousands)
     --------------------------------------------------------------
                              September 26, 2002     March 31, 2002
     --------------------------------------------------------------

     Raw materials                  $ 24,146            $ 25,370
     Work in process                  30,192              31,673
     Finished goods                   62,661              64,620
                                    --------            --------
      Total inventories             $116,999            $121,663
                                    ========            ========


7.   Property, Plant, and Equipment
     ------------------------------

                                                            (In thousands)
     ---------------------------------------------------------------------
                                     September 26, 2002     March 31, 2002
     ---------------------------------------------------------------------

     Gross, property,
      plant & equipment                    $732,882        $702,895
     Less accumulated depreciation         (386,761)       (362,507)
                                           --------        --------
      Net property,
        plant & equipment                  $346,121        $340,388
                                           ========        ========


8.   Divestitures
     ------------

     In fiscal 2002, the Company adopted a plan to close or sell its wholly-owned Canadian aftermarket subsidiary reported as part of the Company's Distributed Products segment. In connection with the plan, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment loss of $1,851,000, which represents the excess of the carrying values of the assets over the estimated fair values, less costs to sell. An impairment loss of $1,572,000, representing fixed assets and inventory, was charged to cost of sales and $279,000, representing a write-off of goodwill on the subsidiary's books, was charged to selling, general and administrative expense.

     On July 31, 2002, the Company completed the sale of its wholly-owned Canadian aftermarket subsidiary, Modine of Canada, Ltd. The cash sales price of the transaction totaled approximately $1.9 million and resulted in a $1.7 million pre-tax loss that was charged to other income - net during the second quarter of fiscal 2003. This pre-tax loss consisted of cumulative currency translation recorded from the time of Modine's original investment in Canada and other losses that were realized upon the sale. The final sales price and loss recorded on the sale of business are subject to final settlement with the purchaser.

     On October 30, 2002, under a previously announced restructuring plan, Modine completed the sale of its facility located in Knoxville, Tennessee. The Knoxville facility was part of the restructuring plan (see Note 9) previously announced in the third quarter of fiscal 2002, to reduce costs and increase future operating efficiency by consolidating a portion of the Company's operations. The cash sales price of the transaction totaled approximately $2.5 million and the Company anticipates that a small gain from the sale will be recorded during the third quarter of fiscal 2003.


9.   Restructuring and plant closures
     --------------------------------

     In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. This restructuring plan includes the closure of three manufacturing plants in North America located in LaPorte, Indiana; Knoxville, Tennessee; and St. Paul, Minnesota. The facility located in St. Paul, which has ceased production, manufactured products for the Company's HVAC market. In the second quarter, the manufacturing facilities located in LaPorte and Knoxville produced products for customers in the Company's heavy-duty and industrial markets. Subsequent to the second quarter, the Knoxville facility was sold and ceased production. Modine has relocated the production of the majority of the products previously made in these three facilities
     to other Company locations.   The Company is, however, ceasing the
     production of air turnover units, building evaporator units, and indirect fired heating units previously produced at the St. Paul facility and is also rationalizing certain customer relationships as part of the restructuring process. Separate personnel reductions were also initiated as part of the restructuring plan at three other U. S. facilities, located in Harrodsburg, Kentucky; Trenton, Missouri; and the Company's corporate headquarters in Racine, Wisconsin. Included in the European portion of the restructuring plan is a plant closure taking place in Bernhausen, Germany and personnel reductions at the Company's manufacturing facility in Granada, Spain. Modine will be discontinuing the assembly of air conditioning equipment, previously performed at the Bernhausen facility for off-highway equipment manufacturers, as part of the restructuring. Personnel reductions and the final phase-out of the above named manufacturing facilities have occurred, or are expected to occur, over the next three months.

     Anticipated staff reductions, as estimated at the end of the fourth quarter fiscal 2002, were approximately 330 employees. The planned reductions included 264 employees in the U.S. and 66 employees in Europe. In the first six months of fiscal 2003, this estimate was revised downward by 31 employees in the U.S. These 31 employees were relocated to other Company facilities or left the Company prior to receiving separation benefits. As a result, the remaining accrual relating to termination costs was reduced by $353,000 in the U.S. Of the total number of employees affected, 177 employees were terminated as of the end of the second quarter of fiscal 2003 and, thus far, have received benefit payments of $1,799,000. The balance in the reserve for termination benefits at September 26, 2002 is $2,821,000.

     In addition to the costs of terminating employees, the other principal costs of the restructuring plan accrued at March 31, 2002 were estimated at $1,526,000. Upon reconsideration of the remaining "other" restructuring liabilities recorded during the third quarter of fiscal 2002, it was determined that $1,007,000 did not meet the requirements of an incremental cost and thus should not have been accrued as part of the EITF 94-3 restructuring charge taken in the third quarter of fiscal 2002 and should instead have been expensed as incurred. As a result, $1,007,000 was reversed during the second quarter of fiscal 2003 in addition to the $31,000 accrual adjustment taken in the first quarter of fiscal 2003. During the first six months of fiscal 2003, cash payments of $47,000 were made. The remaining $413,000 liability consists of lease cancellation charges and disposal costs of obsolete assets.

     The following table displays the components of the accrued restructuring liability:

                                                         (In thousands)
     ------------------------------------------------------------------
                                                              Amount
     ------------------------------------------------------------------
     Termination Benefits:

        Balance at March 31, 2002                             $4,042
        Reclassification from other restructuring charges         28
        Adjustments                                             (353)
        Payments                                                (896)
     ------------------------------------------------------------------
             Balance at September 26, 2002                    $2,821
     ------------------------------------------------------------------
     Other Restructuring Charges:

        Balance at March 31, 2002                             $1,526
        Reclassification to termination benefits                 (28)
        Adjustments                                           (1,038)
        Payments                                                 (47)
     ------------------------------------------------------------------
             Balance at September 26, 2002                    $  413
     ------------------------------------------------------------------

     In addition to the restructuring costs, other closure-related and business rationalization costs recorded during the first six months included $973,000 in accelerated depreciation in conjunction with the reduction of the useful lives of some of the assets at the facilities to be closed. Furthermore, a positive adjustment of $78,000 was made relating to a revised estimate of pension curtailment expense. Additional obsolete inventory expenses of $275,000 and miscellaneous shut-down related costs of $517,000 were incurred by the North American facilities. All closure-related and business rationalization costs incurred during fiscal 2003 have been recognized as expense in the cost of sales line of the income statement.

     Asset impairments and obsolete inventory charges recorded in fiscal 2002 were associated with the proposed sale or closure of the Company's Canadian operations, the write-down of the unitary air-conditioning product line marketed by the Company's HVAC division and the announced closure of the Company's Knoxville, Tennessee; LaPorte, Indiana; and St. Paul, Minnesota facilities.

     The asset impairments recorded in fiscal 2002 at the Company's Canadian facility in accordance with the provisions under FAS 121 were determined by referencing both a fair market offer to buy the operations by an unrelated party and the estimated net proceeds from closing the facility and selling the assets. Based on these analyses it was determined that the book value of the Canadian operations exceeded the fair market offer to buy the business.
     The Company compared the outstanding offer to purchase the business, less the costs to sell, to the book value and recorded an impairment charge equal to the difference between the two amounts. Goodwill and fixed assets of $279,000 and $804,000 were written-off, respectively, and the value of the inventory held was reduced by $768,000. The impairment charge would have been virtually identical if the Company had utilized the estimated proceeds from closing the facility and selling the assets.

     The other fixed asset impairment recorded in fiscal 2002 in the amount of $221,000 was the result of exiting a previously manufactured product-line by the Company's HVAC division. A determination was made by the division's management that these assets could not be utilized at another manufacturing facility. In addition, $455,000 of inventory related to the discontinued product-line was identified as obsolete by management.

     The remaining inventory obsolescence charges of $515,000 recorded in fiscal 2002 related to the announced restructuring that included the shutdowns of the Company's Knoxville, Tennessee; Laporte, Indiana; and St. Paul Minnesota manufacturing facilities. Management at each of the facilities conducted a thorough analysis of the inventory on hand and determined that the products were being either discontinued or that the cost of transportation to and storage at another facility would be cost prohibitive.

     The following table provides a summary of restructuring and one-time closure/business rationalization costs recorded related to the program announced in the third quarter of fiscal 2002:

                                                              (In thousands)
     ------------------------------------------------------------------------

                                         Recorded                Cumulative
                                           as of     Current    Charge as of
                                         March 31,     Year     September 26,
                                          2002       Activity       2002
     ------------------------------------------------------------------------

     Restructuring Charges:

        Employee severance and
          related benefits               $ 4,971      $   (353)    $ 4,618

        Goodwill impairment                1,043             -       1,043

        Post-closing operating
          expenses                           845          (845)          -

        Other disposal costs                 681          (193)        488
                                         -------      --------     -------

     Total restructuring costs             7,540        (1,391)      6,149
                                         -------      --------     -------

     Other Closure Costs:

        Asset impairments                  2,072             -       2,072

        Depreciation (change in
          useful lives)                    1,397           973       2,370

        Pension curtailment costs            881           (78)        803

        Obsolete inventory charges           970           275       1,245

        Miscellaneous other closure
          costs                              110           517         627
                                         -------      --------     -------

     Total other closure costs             5,430         1,687       7,117
     ------------------------------------------------------------------------
     Total restructuring and other
       closure costs                     $12,970      $    296     $13,266
     ------------------------------------------------------------------------

     Other closure costs were recorded on the financial statements as follows:

                                                              (In thousands)
     ------------------------------------------------------------------------
                                                Fiscal      Fiscal
                                                 2002        2003     Total
     ------------------------------------------------------------------------
        Cost of Sales                          $4,828      $1,687    $6,515

        Selling, general and administrative       381           -       381

        Other income - net                        221           -       221
     ------------------------------------------------------------------------
        Total                                  $5,430      $1,687    $7,117
     ------------------------------------------------------------------------


10.  Goodwill and Intangible Assets
     ------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No.142 "Goodwill and Other Intangible Assets." With the adoption of SFAS No.142, goodwill is no longer subject to amortization over its estimated useful life. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity-method investments is no longer amortized. Equity-method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing pronouncements for equity-method investments will continue to apply. The provisions of SFAS No. 142 are to be applied with fiscal years beginning after December 15, 2001. Modine adopted SFAS No. 142 beginning April 1, 2002. A reconciliation of reported net income adjusted to reflect the adoption of SFAS No. 142 is provided below:

                                          thousands, except per-share amounts)
     -------------------------------------------------------------------------
                                         Three months ended   Six months ended
                                            September 26        September 26
     -------------------------------------------------------------------------
                                           2002     2001      2002      2001
     -------------------------------------------------------------------------
     Reported net income                 $ 6,270  $ 6,829   $(5,037)  $ 17,047
     Add-back goodwill amortization,
       net of tax                              -    1,103         -      2,210
                                         -------  -------   -------   --------
     Adjusted net income                 $ 6,270  $ 7,932   $(5,037)  $ 19,257
                                         =======  =======   =======   ========
     Reported basic earnings per share   $   .19  $   .21   $  (.15)  $    .52
     Add-back goodwill amortization            -      .03         -        .06
                                         -------  -------   -------   --------
     Adjusted basic earnings per share   $   .19  $   .24   $  (.15)  $    .58
                                         =======  =======   =======   ========
     Reported diluted earnings per share $   .19  $   .20   $  (.15)  $    .51
     Add-back goodwill amortization            -      .04         -        .07
                                         -------  -------   -------   --------
     Adjusted diluted earnings per share $   .19  $   .24   $  (.15)  $    .58
                                         =======  =======   =======   ========

     In accordance with the provisions of SFAS No.142, the Company recently tested its goodwill for impairment in all of its reporting units. It was determined that the aftermarket reporting unit's carrying amount exceeded its fair value, which was estimated based on the present value of expected future cash flows. This resulted in a $21.7 million (net of a $1.1 million income tax benefit) non-cash write-off of goodwill in the aftermarket reporting unit. The charge was accounted for as a cumulative effect of an accounting change, retroactive to the first quarter of the current fiscal year. Modine reviewed the carrying value assigned to goodwill in the aftermarket reporting unit with respect to market conditions and expectations of future operating performance. These factors indicated that a permanent impairment in value existed in the respective business. Modine's goodwill impairment charge was calculated based on an independent valuation of the underlying business. The goodwill impairment charge does not impact the company's cash flow, liquidity or compliance with financial covenants.

     With the adoption of SFAS No.142, goodwill related to specific operating segments has been reallocated from the corporate & administrative assets as of the first of the fiscal year and the prior period has been restated for comparison purposes.


     Changes in the carrying amount of goodwill during fiscal 2003, by segment and in the aggregate are summarized in the following table:

                                                                (In thousands)
     -------------------------------------------------------------------------
                                   Original  Distributed   European
                                  Equipment    Products   Operations   Total
     -------------------------------------------------------------------------

     Balance, March 31, 2002       $20,344    $ 26,884     $ 5,741    $52,969
     Impairment losses                   -     (22,828)          -    (22,828)
     Fluctuations in foreign
       currency                          -         (24)        818        794
                                   -------    --------     -------    -------
     Balance, September 26, 2002   $20,344    $  4,032     $ 6,559    $30,935
                                   =======    ========     =======    =======

     Additional disclosures related to acquired intangible assets are as follows:

                                                                (In thousands)
     -------------------------------------------------------------------------
                                   September 26, 2002        March 31, 2002
                                ----------------------  ----------------------
                                  Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                  Value   Amortization    Value   Amortization
                                ----------------------  ----------------------
     Amortized Intangible
       Assets:

     Patents and product
       technology                 3,951       2,257       3,951       2,126
     Non-compete agreements       2,132       2,065       2,182       2,007
     Other intangibles              118         118         201         189
                                 ------      ------      ------      ------

     Total                        6,201       4,440       6,334       4,322

     Unamortized Intangible
       Assets:

     Pension Asset                   83           -          73           -
                                 ------      ------      ------      ------

     Total intangible
       assets                    $6,284      $4,440      $6,407      $4,322
                                 ======      ======      ======      ======

     The aggregate amortization expense for the first six months ended September 26, 2002 and September 26, 2001 were $193,000 and $393,000, respectively. Total estimated annual amortization expense expected for the fiscal years 2003 through 2007 are as follows:

                 Estimated
               Amortization
     Fiscal      Expense
      Year    (In thousands)
     2003         $357
     2004          296
     2005          263
     2006          263
     2007          263


11.  Financial Instruments
     ---------------------

     Concentrations of Credit Risk
     -----------------------------
     The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At September 26, 2002, March 31, 2002 and March 31, 2001, approximately 48%, 49% and 43%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news.
     Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. For the last 3 fiscal years, total bad debt write-offs have been well below 1% of outstanding trade receivable balances at year-end.


12.  Foreign Exchange Contracts/Derivatives/Hedges
     ---------------------------------------------

     Modine maintains a foreign risk-management strategy that uses derivative and non-derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first six months of fiscal 2003 consisted of the following:

     Hedges of Net Investments in Foreign Subsidiaries
     -------------------------------------------------
     The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries and Modine's joint venture in Japan are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the second quarter and six months ended September 26, 2002, $0.3 million in gains and $5.6 million of net losses, respectively, related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

13.  Segment data
     ------------
                                                           (In thousands)
     --------------------------------------------------------------------
         Quarter ended September 26,                 2002        2001
     --------------------------------------------------------------------
     Sales:
       Original Equipment                        $115,128    $108,689
       Distributed Products                        96,038     106,326
       European Operations                         79,740      67,617
     --------------------------------------------------------------------
         Segment sales                            290,906     282,632
       Eliminations                               (15,348)    (14,562)
     --------------------------------------------------------------------
         Total net sales                         $275,558    $268,070
     --------------------------------------------------------------------
     Operating income:
       Original Equipment                        $ 18,666    $ 14,509
       Distributed Products                         2,019       7,041
       European Operations                          5,848       2,510
     --------------------------------------------------------------------
         Segment operating income                  26,533      24,060
       Corporate & administrative expenses        (16,098)    (15,257)
       Eliminations                                    44          63
       Other items not allocated to segments         (906)      2,558
     --------------------------------------------------------------------
         Earnings before income taxes and
           cumulative effect of
           accounting change                     $  9,573    $ 11,424
     --------------------------------------------------------------------

                                                           (In thousands)
     --------------------------------------------------------------------
         Six Months ended September 26,              2002        2001
     --------------------------------------------------------------------
     Sales:
       Original Equipment                        $233,745    $220,977
       Distributed Products                       186,714     207,501
       European Operations                        156,816     151,592
     --------------------------------------------------------------------
         Segment sales                            577,275     580,070
       Eliminations                               (29,097)    (32,546)
     --------------------------------------------------------------------
           Total net sales                       $548,178    $547,524
     --------------------------------------------------------------------
     Operating income:
       Original Equipment                        $ 38,769    $ 32,387
       Distributed Products                         6,946      11,043
       European Operations                         13,094      12,089
     --------------------------------------------------------------------
         Segment operating income                  58,809      55,519
       Corporate & administrative expenses        (32,489)    (30,452)
       Eliminations                                    42          64
       Other items not allocated to segments         (827)      3,207
     --------------------------------------------------------------------
         Earnings before income taxes and
           cumulative effect of accounting
           change                                $ 25,535    $ 28,338
     --------------------------------------------------------------------

                                                           (In thousands)
     --------------------------------------------------------------------
                                    September 26,            March 31,
     Period ending                      2002                   2002
     --------------------------------------------------------------------
     Assets:
      Original Equipment             $ 216,948           $ 231,553
      Distributed Products             194,910             224,973
      European Operations              239,204             212,131
      Corporate & Administrative       244,943             251,685
      Eliminations                     (19,477)            (17,298)
     --------------------------------------------------------------------
            Total assets             $ 876,528           $ 903,044
     --------------------------------------------------------------------

     With the adoption of SFAS No.142, goodwill related to specific operating segments was reallocated from the corporate & administrative assets at the beginning of the fiscal year and the prior period has been restated for comparison purposes. A total of $25,064,000 of net goodwill was reassigned from the corporate & administration segment, of which $20,344,000 was transferred to the Original Equipment segment, $2,706,000 was transferred to the Distributed Products segment, and $2,014,000 was transferred to the European Operations segment.


14.  Shareholders Rights Plan
     ------------------------

     On July 17, 2002, the Board of Directors elected to terminate the Company's Shareholder Rights Agreement. The plan was terminated by redeeming the rights that were issued under the Company's 1986 Shareholder Rights Agreement.

     The rights were redeemed at a price of $.0125 per right, paid in cash. The total redemption cost was $420,000. There was one right attached to each outstanding share of common stock. The redemption payment was made on September 5, 2002 to shareholders of record on August 23, 2002. As a result of the redemption, the rights cannot become exercisable, and the Shareholder Rights Agreement was terminated.


15.  Contingencies and Litigation
     ----------------------------

     Environmental -
     -------------
     The Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") for remediation of six waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Third Site (Indiana); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); and Four County Landfill (Indiana). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. In two instances, Modine has made de minimis payments to settle the claims and no further costs are currently expected. At the sixth site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 26, 2002, March 31, 2002 and March 31, 2001, the Company had accrued $119,000, $119,000 and $21,000, respectively, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The September 26, 2002 accrual, related to the N.L. Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA.

     Employee Agreements -
     -------------------
     The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control. In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments which would be required under the employment contracts are estimated to be between approximately a minimum of $7.0 million and $14.0 million depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

     Licensee Royalty Payments -
     -------------------------
     Based on an unfavorable decision handed down by the Japanese patent office Board of Appeals in March of 2002, concerning the validity of the Company's PF patents in Japan, the Company initially reported at March 31, 2002 that it believed it would no longer continue to receive royalty payments from certain Japanese licensees. The Company now believes, based upon further review of the licensing agreements, that certain Japanese licensees will continue to make royalty payments until the highest court decision on the PF patent validity is issued. The Company is currently holding discussions with the affected parties concerning varying interpretations of the license agreements. As a result, the Company believes the reduction to royalty income to be reported in fiscal 2003 may be less than the $2,900,000 as originally detailed in Note 22 to the Annual Report.

     Other
     -----
     Other recent developments concerning legal proceedings reported in the Modine Manufacturing Company Form 10-K report for the year ended March 31, 2002, are updated in Part II, Other Information,
     Item 1, Legal Proceedings.

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

RESULTS OF OPERATIONS
---------------------

Comparison of the Second Quarter of 2002-03 with the Second Quarter of
----------------------------------------------------------------------
2001-02
-------

Second quarter net sales of $275.6 million were 2.8% higher than the $268.1 million reported in the second quarter of last year. Sales were positively impacted by a stronger Euro in relation to the U.S. dollar by approximately $9.8 million when compared to the same quarter last year.

Revenues from the Original Equipment segment grew by 5.9% from the same quarter last year. Sales increases in the Original Equipment segment were positively impacted by increases in its truck and automotive areas. However, these results were partially offset by a modest decline in revenues in the off-highway business when compared to the second quarter of the prior year. Revenues recorded in the European operations segment increased by 17.9% from one year ago, and were positively impacted by a stronger Euro in relation to the U.S. dollar. Both the European automotive and heavy-duty truck markets recorded moderate increases in revenues in local currency. In the Distributed Products segment, revenue declined 9.7%. The vehicle aftermarket and electronic cooling markets served by this segment were the major contributors causing the decline from one year ago.

Gross profit, as a percentage of sales, was 24.6%. This was a 0.8% increase as a percentage of sales from the 23.8% earned in the second quarter of the previous year. Higher gross margins were earned in the Original Equipment and European Operations segments, while a lower gross margin was reported in the Distributed Products segment. Improved margins in the North American and European automotive and truck markets were offset partially by declines in the aftermarket and electronic cooling markets in the Distributed Products segment.

Selling, general and administrative expenses of $58.4 million were increased from the prior year's second quarter of $55.1 million. Excluding the $1.4 million of pretax goodwill amortization expenses recorded in the second quarter of the prior year, selling, general and administrative expenses would have increased $4.7 million or 8.8% over the same quarter one year ago. The larger items contributing to the change were expected increases in wages and fringe benefit costs together with an increase in litigation costs.

Income from operations of $10.5 million increased by $1.6 million, or 18.2% over the same quarter last year. Adjusting for one-time items discussed below, Modine's pro forma income from operations decreased by

9.9% to $9.4 million from $10.4 million for the same period a year ago. The Company's actual results in the year-ago period were adjusted for the pro forma comparison to remove $0.2 million of pre-tax costs associated with the acquisition of Thermacore International and $1.4 million of pre-tax goodwill amortization expenses. The current quarter's fiscal 2003 results were favorably impacted by a $1.0 million reversal of November 2001 restructuring charges which, in retrospect, did not meet the criteria for accrual under EITF 94-3. This income was not included for the purposes of the pro forma comparison presented above.

Interest expense decreased 30.9%, or $0.7 million, while average outstanding debt levels decreased $47.5 million, or approximately 28.2%, from the same quarter one year ago. Interest expense declined at a faster rate than debt levels primarily due to more favorable interest rates.

Net non-operating income declined by $4.1 million from the same quarter one year ago. The current year's quarter included the sale of Modine's aftermarket operations in Canada, Modine of Canada, Ltd., resulting in a $1.7 million pre-tax loss which consisted of cumulative currency translation and other losses that were realized upon the completed sale of the Canadian operations. The prior year's quarter included the sale of an aftermarket warehouse facility in Los Angeles resulting in a $0.9 million gain. Profit/(loss) on the sale/disposal of equipment declined by $1.5 million from the same period one year ago.

The provision for income taxes in the current quarter was $3.3 million compared to last years' second quarter expense of $4.6 million. The effective tax rate of 34.5% was reduced 5.7 percentage points from the prior year. There were a number of items contributing to the overall reduction recorded in the quarter. They included non-deductible fees related to Thermacore acquisition costs recorded in the prior year, the absence of goodwill amortization expense recorded in the current year due to the adoption of SFAS No.142, tax-deductible dividends paid to the ESOP in the current year, and the capital loss carryover resulting from the sale of the Company's Canadian subsidiary.

Net earnings for the quarter of $6.3 million were down slightly when compared to the same quarter one year ago at $0.19 basic and diluted earnings per share compared to last year's second quarter net earnings of $6.8 million, or $0.21 basic earnings per share and $0.20 diluted earnings per share. Return on average shareholders' equity was 4.7%.


Comparison of the First Six Months of 2002-03 with the First Six Months of
--------------------------------------------------------------------------
2001-02
-------

Net sales for the first six months of fiscal 2002-03 were $548.2 million, up 0.1% from the $547.5 million reported in the same period of last year. Sales were positively impacted by a stronger Euro in relation to the U.S. dollar by approximately $9.9 million when compared to the first six months of last year.

Overall, changes in the company's segment sales were mixed for the first six months of the year. The European Operations segment declined by 2.1% in local currency from year-ago levels, but finished higher in dollars due to the favorable currency translation impact of $8.5 million recorded in the first half of the year. In the Original Equipment segment, sales improved by 5.8%. Sales increases in the Original Equipment segment were positively impacted by sales increases primarily in the automotive market. The Distributed Products segment weakened by 10.0%, with major factors being a very soft North American aftermarket and the continued weakness in the computer and telecommunications markets.

Gross profit of 24.9% was down 0.1 percentage points from the first six months of the previous year. Material, labor and overhead costs, as a percentage of sales, remained approximately the same as one year ago. Gross profits, in dollars, grew in the Original Equipment and European Operations segments by 14% and 15%, respectively, while declining in the Distributed Products segment by 15%.

Selling, general and administrative expenses of $111.7 million, or 20.4% of sales, remained essentially unchanged when compared to the first six months of last year. Excluding the $2.8 million of pretax goodwill amortization expenses recorded in the first six months of the prior year, selling, general and administrative expenses would have increased $2.9 million or 2.7% over the same period one year ago.

Operating income at $26.4 million, or 4.8% of sales, was up 0.2 percentage points from the $25.1 million, or 4.6% of sales, in the first half of the previous year. Adjusting for one-time items, Modine's pro forma income from operations decreased 20.0% to $25.0 million from $31.2 million. The Company's actual results in the year-ago period were adjusted for the pro forma comparison to remove $3.3 million of pre-tax costs associated with the acquisition of Thermacore International and $2.8 million of pre-tax goodwill amortization expenses. The current year's six-month results were adjusted for $1.4 million of restructuring charges that were reversed back into income in the current year.

Interest expense declined $1.1 million, or just over 25% from the same six month-period one year ago. Average outstanding debt levels for the six months declined $40.2 million, or approximately 23%, from the same period one year ago. Interest expense declined at a faster rate than debt levels primarily due to more favorable interest rates.

Net non-operating income declined by $5.1 million from the same six-
month period one year ago.   A $1.4 million reduction in royalty income
related to the unfavorable decision received from the Japanese patent office Board of Appeals concerning Modine's PF patent technology in Japan last March, was responsible for a portion of the overall decline in non-operating income. The Company has received royalty payments from certain Japanese licensees in the current year and now believes that it will continue to receive royalty payments from certain Japanese licensees until the highest court decision on the PF patent validity is issued. The Company is currently holding discussions with the affected parties concerning varying interpretations of the license agreement provisions. As previously discussed, a $1.7 million pre-tax loss was recorded in the second quarter of fiscal 2003 on the sale of the Company's wholly-owned Canadian subsidiary. Additionally the current year's second quarter included a $0.8 million loss on the disposal of tooling and equipment. In the prior year, the Company had recorded a $0.9 million gain on the sale of an aftermarket warehouse facility located in Los Angeles, California.

The effective tax rate on earnings before the cumulative effect of accounting change of 34.8% declined by 5.0 percentage points from the 39.8% reported in the prior year. The primary reasons for the change were similar to those reported in the second quarter discussion.

Earnings, before the cumulative effect of the accounting change for goodwill impairment, were $16.7 million or $0.50 basic and $0.49 diluted earnings per share for the first six months of the year. The goodwill charge resulted in a $(0.65) and $(0.64) reduction to basic and diluted earnings per share, respectively. Net losses for the first six months of the current year, which include a $21.7 million after-tax charge for goodwill impairment reported as an accounting change, were $(5.0) million, or $(0.15) basic and $(0.15) diluted earnings per share. This compares to net earnings of $17.0 million, or $0.52 basic and $0.51 diluted earnings per share, for the same six-month period the year before.

Outlook for the Remainder of the Year
-------------------------------------

For the remainder of the year, Modine continues to expect growth in automotive sales and performance improvements in its off-highway and building HVAC areas. However, the company also expects heavy-duty truck production volumes to decline significantly in the second half of the year from current production levels. Modine is forecasting little improvement in the aftermarket, construction, industrial, and electronics markets. As a result, Modine now expects fiscal 2003 earnings per share, excluding the charge for the accounting change, to be down modestly from its earlier projection of $1.02 per share. Modine still expects operating cash flow to remain strong and more than sufficient to meet all funding requirements. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as
Exhibit 99 and incorporated herein by reference.


FINANCIAL CONDITION
-------------------

Comparison between September 26, 2002 and March 31, 2002
--------------------------------------------------------

Current assets
--------------

Cash and cash equivalents of $81.1 million increased $5.7 million from the March 31, 2002 balance. Cash provided by operating activities, the proceeds from the sale of the Canadian business and other assets and the issuance of common stock during the six months exceeded capital expenditures, debt reductions and the dividend payments, including the redemption of shareholders' rights in the second quarter.

Trade receivables of $157.7 million were down $4.8 million (3%) over year-end, primarily due to improved collections based on a management initiative to reduce the number of days sales that remain outstanding.

Inventory levels of $117.0 million decreased by $4.7 million from year-end. Factors influencing the change were on-going management programs, particularly in the aftermarket division, to reduce overall inventory levels, seasonal fluctuations, announced plant closures, pre-builds for new program launches and a backlog of product deliveries from certain aftermarket suppliers.

Deferred income taxes and other current assets declined by $7.6 million from year-end. The largest items contributing to the change were reductions in prepaid income tax assets, and payment received on a vendor warranty claim in Europe that reduced other receivables.

The current ratio decreased from 2.4 to 1 to 2.2 to 1. Net working capital decreased $21.1 million to $213.3 million. Major items influencing the change were reductions in trade receivables, inventories, deferred income taxes and other current assets, together with an increase in the current portion of long-term debt and increased accrued expenses and other current liabilities. These were offset in part by higher cash and cash equivalents and lower accounts payable.


Noncurrent assets
-----------------

Net property, plant and equipment of $346.1 million increased by $5.7 million over year-end. Capital expenditures and foreign currency translation during the six months were higher than depreciation and retirements. Expenditures for European technical center facilities, new programs for automotive and truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures. Outstanding commitments for capital expenditures were $17.0 million at September 26, 2002. Approximately two-thirds of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $23.8 million decreased by $1.2 million from year-end. Equity earnings of affiliates were $1.2 million for the first six months of fiscal 2003. These earnings were more than offset by $2.4 million in net unfavorable currency translation effect from the Company's three equity investments. The largest currency translation change, a $3.5 million reduction in the current year, occurred at Modine's Brazilian joint venture company, Radiadores Visconde, Ltda. Smaller favorable currency translation changes occurred at the Company's other two unconsolidated affiliates in the first six months of fiscal 2003.

Goodwill decreased by $22.0 million. This decrease was the result of a $22.8 million transitional impairment loss recorded in the Company's aftermarket business and fluctuations in foreign currency exchange rates. Intangible assets decreased by $0.2 which is primarily amortization expense recorded in the first six months of the current year.

Deferred charges and other noncurrent assets increased by $2.7 million. The net increase was primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and an increase in long-term deferred tax assets. The increase in deferred tax assets resulted mainly from foreign currency translation of balances recorded on European subsidiaries books.


Current Liabilities
-------------------

Accounts payable and other current liabilities of $163.4 million were $7.5 million higher than in March 2002. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $0.1 million from timing differences in making estimated payments.


Debt
----

Outstanding debt decreased $39.6 million to $110.8 million from the March 2002 balance of $150.4 million. Domestic long-term debt decreased $34.7 million, which included a $40.0 million paydown on the revolving credit facility. The remaining change in domestic long-term debt of $5.3 million was due to the increase in the dollar value of the Euro-denominated loans. European long-term debt decreased by $4.4 million, which included payments of $7.6 million offset by $3.2 million in currency translation due to the stronger Euro in relation to the U.S. dollar. Total short-term borrowing decreased $0.5 million to $0.2 million.

Consolidated available lines of credit increased $92.7 million to $144.9 million during the first six months, mainly due to the increased capacity of the new $150.0 million credit facility obtained in April 2002. Domestically, Modine's unused lines of credit were $126.0 million. Foreign unused lines of credit were $18.9 million. Total debt as a percentage of shareholders' equity decreased from 29.1% to 21.4%.


Shareholders' Equity
--------------------

Total shareholders' equity increased by $0.6 million to a total of $516.6 million. Retained earnings declined by $14.1 million. The reductions to retained earnings included a $5.0 million net loss (after the accounting change) reported year-to-date, $8.8 million in dividend payments, including payments to terminate the shareholders rights plan, and losses arising from treasury stock transactions totaling $0.3 million. Net favorable foreign currency translation of $11.3 million was reported as the U.S. dollar weakened against the Euro while the Brazilian Real weakened against the U. S. dollar during the first six months. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $3.0 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plans requirements. Also recognized in paid-in capital were the associated tax benefits resulting from the stock option exercises.

Environmental
-------------

Please see Footnote 15 to the Notes to Consolidated Financial Statements (unaudited) herein.

Liquidity
---------

Future operating and capital-expenditure needs of the Company are expected to be generated primarily through a combination of internally generated funds and external financing arrangements. The Company believes that its internally generated liquidity, together with access to external resources, will be sufficient to satisfy existing commitments and future plans. In addition, the Company believes that it is positioned to provide necessary financial resources to take advantage of potential strategic business opportunities that may arise within fiscal 2003. In April 2002, Modine entered into a new $150.0 million multi-currency, revolving credit facility. Initially, $64.0 million was borrowed against this new facility and used to pay down existing debt.

Other
-----

The table shown below contains certain selected financial data for the last five completed fiscal years.


Selected financial data
-----------------------

                                Fiscal Year ended March 31
                        ----------------------------------------------------------
                          2002(1)     2001(2)      2000       1999(3)      1998
                        ----------------------------------------------------------
Sales (in thousands)    $1,074,760  $1,121,399  $1,174,956  $1,136,593  $1,066,115
Net earnings (in
  thousands)               $23,345     $51,830     $66,332     $75,085     $74,749
Total assets (in
  thousands               $903,044    $937,171    $955,871    $933,962    $766,035
Long-term debt
  (in thousands)          $139,654    $137,449    $214,585    $144,124     $89,946
Dividends per share           .875        1.00         .92         .84         .76
Net earnings per share
- Basic                        .70        1.61        2.05        2.31        2.30
- Assuming dilution            .70        1.58        2.01        2.25        2.24

<F1>
(1)  A restructuring charge reduced net earnings by $5.2 million.
     See Note 11 to the 2002 consolidated financial statements in the Company's fiscal 2002 Annual Report for further details.
<F2>
(2)  Patent royalty settlements added $12.7 million to net earnings.
     See Note 22 to the 2002 consolidated financial statements in the Company's fiscal 2002 Annual Report for further details.
<F3>
(3) Proceeds from a prior year's non-strategic asset sale and from patent royalty settlements each added $2.3 million to net earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk
---------------------

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the
U. S. dollar and the European currencies, primarily the Euro.  The
Company does not generally hedge operating translation risks because cash flows from international operations are reinvested locally. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's other comprehensive loss decreased by $11.3 million for the six months ended September 26, 2002 and increased by $9.1 million and $2.3 million for the twelve months ended March 31, 2002 and March 31, 2001, respectively. As of September 26, 2002,
March 31, 2002 and 2001, the company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $60.5 million, $58.9 million and $62.5 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $6.1 million, $5.9 million and $6.3 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The company has certain foreign denominated long-term debt obligations that are sensitive to foreign currency exchange rates. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value.

                                         September 26, 2002
                                         ------------------
                                       Expected Maturity Date
                            -------------------------------------------------
                                                               There-
Long-term debt in ($000's)  F2003  F2004  F2005   F2006  F2007  after   Total
--------------------------  -----  -----  -----  ------  -----  ------  -----
Fixed rate (Euro)            931  1,862  2,510  51,348  2,510  12,478  71,639
  Average interest rate     5.44%  5.46%  5.50%   5.32%  4.07%   4.07%
Fixed rate (GBP)              71    146    154     163    171     530   1,235
  Average interest rate     5.25%  5.25%  5.25%   5.25%  5.25%   5.25%

Interest Rate Risk
------------------
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has not entered into any interest rate derivative instruments. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value.

                                          September 26, 2002
                                          ------------------
                                        Expected Maturity Date
                            --------------------------------------------------
                                                                 There-
Long-term debt in ($000's)  F2003  F2004  F2005   F2006  F2007   after   Total
--------------------------  ----- ------  -----  ------  -----  ------  ------
Fixed rate (U.S.$)           674  10,000      -       -      -       -  10,674
  Average interest rate     5.05%   5.00%     -       -      -       -
Fixed rate (Euro)            931   1,862  2,510  51,348  2,510  12,478  71,639
  Average interest rate     5.44%   5.46%  5.50%   5.32%  4.07%   4.07%
Fixed rate (GBP)              71     146    154     163    171     530   1,235
  Average interest rate     5.25%   5.25%  5.25%   5.25%  5.25%   5.25%
Variable rate (U.S.$)          -       -      -  24,000      -   3,000  27,000
  Average interest rate        -       -      -    3.17%     -    3.76%

Credit Risk
-----------
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 48% of the trade receivables balance at September 26, 2002 was concentrated in Company's top ten customers. Credit losses to customers in markets served by the Company have not been material.

Economic Risk
-------------
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. The Company is currently monitoring economic conditions in Brazil and the effect of the recent presidential election on Company's equity investment in it's 50% owned affiliate. Year-to-date, the exchange rate between the U.S. dollar and the Brazilian real has declined by more than 50%. The Company will continue to assess Brazil's economic and political stability to determine if any future actions or investment write-downs are warranted.

Commodity Price Risk
--------------------
The Company is dependent upon the supply of certain raw materials in the production process and has from time to time entered into firm purchase commitments for copper and aluminum alloy. The company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

Item 4.  Disclosure Controls and Procedures

Within the 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and Corporate Controller and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Chairman and Chief Executive Officer and Corporate Controller and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


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

     The Mitsubishi and Showa Litigation
     -----------------------------------

     Over the last 10 years Modine and Showa Denko (and Mitsubishi
Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF(r) Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and
Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF technology. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and believed and reported that it would no longer receive royalty payments in Japan related to its PF technology. Since July
2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. In the twelve months before the unfavorable decision, royalties from Japanese companies accounted for approximately $2.9 million of pretax income.
In July 2002, the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. In addition, the Company now believes, based upon further review of the license agreements, that certain Japanese licensees will continue to make royalty payments until the highest court decision on the PF patent validity is issued. The Company is currently holding discussions with the affected parties concerning varying interpretations of the license agreements. As a result, the Company believes the reduction to royalty income to be reported in fiscal 2003 may be less than the $2,900,000 as originally detailed in Note 22 to the Annual Report, but will not exceed this amount. Over the last 10 years, Modine has been defending its PF technology in Japan. Modine had estimated a one-time royalty payment of approximately $29.9 million to cover past infringements if the validity of its PF patent in Japan had been confirmed. Since this ruling does not effect Modine's royalty income outside of Japan, Modine will continue to collect royalties for PF products produced in Europe and the United States where, to date, its patents have been upheld.


The Lake Shore Litigation: Lake Shore Radiator, a former independent
-------------------------
warehouse distributor of Modine's Aftermarket Division, filed a lawsuit against Modine in the Federal Court in Jacksonville, Florida in July 2000. Lake Shore has alleged that Modine violated certain antitrust laws, breached portions of its distributor agreement and wrongfully terminated its relationship with Lake Shore. Modine has answered each of the allegations in Lake Shore's complaint and denied any liability. Trial has been adjourned to January 2003.

Other:  In February 2000, Modine filed a complaint against Delphi
-----
Automotive Systems Corporation in the U.S. District Court in
Milwaukee, Wisconsin, alleging infringement of its PF patent. This litigation is presently in the discovery phase. There were no developments during the second quarter.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings, except as otherwise reported in Note 15 to the Notes to Consolidated Financial Statements (unaudited) herein.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting.

Item 2. Changes in Securities and use of proceeds.

On July 19, 2002 the Company's Board of Directors elected to terminate the Company's Shareholder Rights Agreement. The plan was terminated by redeeming the rights that were issued under the Company's 1986 Shareholder Rights Agreement. Please see Footnote 14 to the Notes to Consolidated Financial Statements (unaudited) herein.

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

    99*            Important Factors and Assumptions Regarding
                   Forwarding-Looking Statements.                     34

    99.1*          Section 906 Certification by Chairman and
                   Chief Executive Officer                            35

    99.2*          Section 906 Certification by Acting Chief
                   Financial Officer                                  36

*Filed herewith.

     (b)  Reports on Form 8-K:
          -------------------

The Company filed two reports on Form 8-K, described as follows:

1.   Dated October 17, 2002 to report Second Quarter Results.

2. Dated October 17, 2002 to report the resignation of Senior Vice President and Chief Financial Officer, E. T. Thomas.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MODINE MANUFACTURING COMPANY
                              (Registrant)


                              By:   R. S. BULLMORE
                                 ----------------------------------------
                                 R. S. Bullmore, Corporate Controller and
                                    and Acting Chief Financial Officer
                                    (Principal Financial Officer)


Date:  November 7, 2002       By:   D. R. ZAKOS
                                 ----------------------------------------
                                 D. R. Zakos, Vice President, General
                                    Counsel and Secretary



SECTION 302 CERTIFICATION

I, D. R. Johnson, Chairman and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Modine
Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


D. R. JOHNSON
------------------------------
D. R. Johnson
Chairman and Chief Executive Officer




SECTION 302 CERTIFICATION

I, R. S. Bullmore, Corporate Controller and Acting Chief Financial Officer, certify that:

2.   I have reviewed this quarterly report on Form 10-Q of Modine
Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


R. S. BULLMORE
------------------------------
R. S. Bullmore
Corporate Controller and
   Acting Chief Financial Officer