Form 10-Q
period 2002-12-26
MODINE MANUFACTURING CO
filed 2003-02-10
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2002

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000
State or other jurisdiction of incorporation or organization	(I.R.S. Employer or organization)

1500 DeKoven Avenue, Racine, Wisconsin	53403-2552
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(262) 636-1200

NOT APPLICABLE
(Former name or former address; if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2003
Common Stock, $0.625 Par Value	33,761,872

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I.	FINANCIAL INFORMATION
Item 1	Financial Statements

Consolidated Balance Sheets December 26 and March 31, 2002
3-4

Consolidated Statements of Earnings For the Three Months Ended December 26, 2002 and 2001 and for the Nine Months Ended December 26, 2002 and 2001		5

Consolidated Condensed Statements Cash Flows - For the Nine Months Ended December 26, 2002 and 2001		7

Notes to Consolidated Condensed Financial Statements		8-24

Item 2	Management's Discussion and Analysis of Results of Operations and Financial Condition	24-30

Item 3	Quantitative and Qualitative Disclosure about Market Risk	30-31

Item 4	Disclosure Controls and Procedures	31-32

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	32-33

Item 2	Changes in Securities and Use of Proceeds	33

Item 6	Exhibits and Reports on Form 8-K	33-34

Signatures		35-36

Section 302 Certificates		36-37

PART I    Financial Information.
Item 1.     Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
December 26, 2002 and March 31, 2002
(Unaudited)
	December 26, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$90,404	$75,402
Trade receivables, less allowance for
doubtful accounts of $2,680 and $3,217	156,685	162,462
Inventories	119,975	121,663
Deferred income taxes and other current assets	39,262	46,443

Total current assets	406,326	405,970

Noncurrent assets:
Property, plant, and equipment -- net	341,933	340,388
Investment in affiliates	21,422	24,981
Goodwill -- net	31,096	52,969
Other intangible assets -- net	1,800	2,085
Deferred charges and other noncurrent assets	81,056	76,651
Total noncurrent assets	477,307	497,074
Total assets	$883,633	$903,044
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$0	$726
Long-term debt -- current portion	12,704	10,030
Accounts payable	77,895	80,112
Accrued compensation and employee benefits	47,544	46,797
Income taxes	5,363	4,799
Accrued expenses and other current liabilities	39,088	29,040
Total current liabilities	$182,594	$171,504

Noncurrent liabilities:
Long-term debt	$100,328	139,654
Deferred income taxes	36,708	35,127
Other noncurrent liabilities	44,741	40,760
Total noncurrent liabilities	$181,777	$215,541

Total liabilities	$364,371	$387,045

Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 33,912 and 33,743 shares, respectively	$21,194	$21,089
Additional paid-in capital	22,120	19,166
Retained earnings	510,233	518,900
Accumulated other comprehensive loss	(25,231)	(33,494)
Treasury stock at cost 272 shares	(7,044)	(6,976)
Restricted stock - unamortized value	(2,010)	(2,686)
Total shareholders' equity	519,262	515,999
Total liabilities and shareholders' equity	$883,633	$903,044
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended December 26, 2002 and 2001
For the nine months ended December 26, 2002 and 2001
(In thousands, except per-share amounts)
(Unaudited)

Three months ended December 26	Nine months ended December 26
2002	2001	2002	2001
Net Sales	$ 272,020	$ 269,260	$ 820,198	$ 816,784
Cost of sales	204,194	203,592	615,728	614,411
Gross profit	67,826	65,668	204,470	202,373
Selling, general, and administrative expenses	53,095	53,864	164,768	165,438
Restructuring (income)/charges	(291)	8,507	(1,682)	8,507
Income from operations	15,022	3,297	41,384	28,428
Interest expense	(1,410)	(1,822)	(4,555)	(6,029)
Other income -- net	2,108	2,190	4,426	9,604
Earnings before income taxes and cumulative effect of accounting change	15,720	3,665	41,255	32,003
Provision for income taxes	6,108	2,413	14,988	13,704
Earnings before cumulative effect of accounting change	9,612	1,252	26,267	18,299
Cumulative effect of change in accounting for:
Goodwill impairment (net of $1,136 income tax benefit)	-	-	(21,692)	-
Net earnings	$ 9,612	$ 1,252	$ 4,575	$ 18,299
Net earnings per share of common stock - basic
Before cumulative effect of accounting change	$ 0.29	$ 0.04	$ 0.79	$ 0.55
Cumulative effect of accounting change	-	-	(0.65)	-
Net earnings - basic	$ 0.29	$ 0.04	$ 0.14	$ 0.55
Net earnings per share of common stock - assuming dilution
Before cumulative effect of accounting change	$ 0.29	$ 0.04	$ 0.78	$ 0.55
Cumulative effect of accounting change	-	-	(0.64)	-
Net earnings - assuming dilution	$ 0.29	$ 0.04	$ 0.14	$ 0.55
Dividends per share	$ 0.125	$ 0.25	$ 0.375	$ 0.75
Weighted average shares -- basic	33,639	33,224	33,619	33,050
Weighted average shares -- assuming dilution	33,695	33,382	33,749	33,325
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Nine Months Ended December 26, 2002 and 2001
(Unaudited)

	Nine months ended December 26
	2002	2001

Net cash provided by operating activities	$97,116	$107,611

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(26,295)	(31,178)
Proceeds from sale of business	1,529	-
Investments in affiliate	-	74
Proceeds from dispositions of assets	2,822	2,276
Other -- net	122	306

Net cash (used for) investing activities	(21,822)	(28,522)
Cash flows from financing activities:
(Decrease)in short-term debt -- net	(831)	(26,544)
Additions to long-term debt	65,196	46,573
Reductions of long-term debt	(113,978)	(40,586)
Issuance of common stock, including treasury stock	3,489	9,196
Purchase of treasury stock	(1,135)	(835)
Cash dividends paid	(13,033)	(24,809)

Net cash (used for) financing activities	(60,292)	(37,005)

Net increase in cash and cash equivalents	15,002	42,084
Cash and cash equivalents at beginning of period	75,402	21,744
Cash and cash equivalents at end of period	$90,404	$63,828
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for reclassifications, to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2002 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2003 are not necessarily indicative of the results to be expected for the full year.

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

2.      Significant accounting policies

Sales Discounts -
To conform with the Emerging Issues Task Force of the EITF consensus on Issue 00-14 "Accounting for Certain Sales Incentives," sales discounts, which were allowed for prompt payment of invoices by customers, have been recorded in the current year as a reduction to sales. Prior year third quarter and nine months operating results shown on the consolidated statement of earnings have been restated to give effect to this reclassification. There was no effect on net earnings as a result of this reclassification.

Sales Incentives -
The Company offers a number of sales incentive programs to its customers. These programs include volume incentives, sales rebates and advertising and marketing allowances. The programs are based upon varying criteria that are tailored to a particular market or customer base. These sales incentives may be netted directly against sales at the time of invoicing, as in case of volume discounts applicable at the time of the customer order, or in the case of sales rebates, recorded as a reduction to revenue on a monthly basis with a liability recognized in "accrued expenses and other current liabilities." Sales rebate accruals are established based upon actual or historical sales volume, depending upon the program, and the purchase of qualifying products, or may be based upon a fixed percentage of sales as defined in certain customer agreements. These accruals are reviewed periodically and adjusted if necessary. In addition, the Company also offers advertising and marketing allowances which are reported as selling, general and administrative expenses. In general, customers under these programs are required to attain specified volume levels and/or submit proof of mutually beneficial advertising programs or marketing efforts such as trade show participation, in order to qualify for payment under these programs.

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

Joint Ventures -
The following investments are accounted for using the equity method. The results of operations for Radiadores Visconde, Ltda. and Nikkei Heat Exchanger Company, Ltd. are reported using a one-month reported delay. Operating results for Constructions Mechaniques Mota, S.A. (CMM) are reported using a three-month delay.

	Percent-Owned
	December 26,	March 31,	March 31,
	2002	2002	2001
Radiadores Visconde, LTDA. (Brazil)	50%	50%	50%
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	50%	50%
Constuctions Mechiques Mota, S.A. (CMM) (France)	41.33%	41.33%	41.33%

At December 26, 2002 and March 31, 2002 the investment in Radiadores Visconde, Ltda. exceeded the Company's share of the underlying net assets by $4.2 and $7.1 million, respectively. The investment in Constructions Mechaniques Mota, S.A. exceeded the Company's share of the underlying assets by $1.2 million and $1.1 million, respectively. The fluctuations in these values were the result of exchange rate differences between the local currency and the U.S. dollar. The investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets. Goodwill, recognized on these investments, was being amortized on a straight-line basis over 15 years prior to the adoption of SFAS No. 142. With the adoption of Financial Accounting Standards ( SFAS) No. 142 on April 1, 2002 amortization was discontinued in accordance with the provisions of the statement.

Self-Insurance Reserves -
The Company retains much of the financial risk for insuring automobile, general liability, worker's compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not recorded. Insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals.

During the third quarter of fiscal 2002 the Company revised its actuarial methods used to estimate its worker's compensation liability. The Company changed from using general industry standard loss development factors to Modine-specific loss development factors. These new factors were developed actuarially through the addition of incurred loss data to the actuarial calculation methodology. The change to Modine-specific loss development factors was made to reflect the significant improvement recorded by the Company over the last several years in reducing reportable lost time injuries and worker's compensation costs. As a result of these changes, the Company recorded a reduction in worker's compensation accrual in the amount of $6,504,000 in the third fiscal quarter of fiscal 2002.

New Accounting Pronouncements -

Impairment or Disposal of Long-Lived Assets -
On April 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement develops a single comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. This adoption did not have a material impact on the Company's net earnings or financial position.

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) -
In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated at the Company after December 31, 2002.

Stock-Based Compensation -
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which addresses financial accounting and reporting for recording expenses for the fair value of stock options. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will continue to account for its stock-based compensation under the intrinsic value method prescribed under Accounting Principles Board Opinion (APB) No. 25. All reporting requirements under SFAS No. 148 will be included in the disclosures for the fourth quarter of fiscal 2003.

Warranty and Guarantee Arrangements -
In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. Special disclosures for product warranties under FIN 45 include disclosures on the guarantor's accounting and methodology used in determining its liability and a tabular reconciliation of the changes in the guarantor's product warranty liability for the reporting period. The Company does not expect that FIN 45 will have a material effect on its financial condition, results of operations or cash flows. New disclosures required under the integration are included in footnotes to the financial statements.

Consolidation of Variable Interest Entities -
In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

       3.      Other income -- net

(In thousands)

Three months ended December 26			Nine months ended December 26

	2002	2001	2002	2001
Royalty income	$ 416	695	1,170	$2,589
Sale of property, equipment, and business	516	$112	(1,697)	2,673
Equity in earnings of non-consolidated affiliates	216	850	1,451	2,163
Interest income	425	273	1,066	706
Other non-operating income	535	260	2,436	1,473
Total	2,108	$2,190	4,426	$9,604

4.      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per-share amounts)	Three months ended December 26		Nine months ended December 26
2002		2001	2002	2001
Net earnings per share of common stock basic:
Before cumulative effect of accounting change	$ 0.29	$ 0.04	$ 0.79	$ 0.55
Cumulative effect of accounting change			(0.65)
Net earnings - basic	0.29	0.04	0.14	0.55
Net earnings per share of common stock - diluted:
Before cumulative effect of accounting change	$ 0.29	$ 0.04	$ 0.78	$ 0.55
Cumulative effect of accounting change	-	-	(0.64)	-
Net earnings - assuming dilution	$ 0.29	$ 0.04	$ 0.14	$ 0.55
Numerator:
Before cumulative effect of accounting change	$ 9,612	$ 1,252	$ 26,267	$ 18,299
Cumulative effect of accounting change	-	-	(21,692)	-
Earnings available to common shareholders	$ 9,612	$ 1,252	$ 4,575	$ 18,299
Denominator:
Weighted average shares outstanding - basic	33,639	33,224	33,619	33,050
Effect of dilutive securities - options*	56	158	130	275
Weighted average shares outstanding -- assuming dilution	33,695	33,382	33,749	33,325
*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

Average market price per share	$ 18.23	$ 22.07	$ 22.60	$ 25.48
Number of shares	2,608	2,191	2,493	1,255

5.      Comprehensive Earnings

Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 2002 and 2001, respectively, were $6,544 and $3,611 for three months, and $12,838 and $12,081 for nine months.

6.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.
	(In thousands)
	December 26, 2002	March 31, 2002
Raw materials	$23,691	$25,370
Work in process	30,175	31,673
Finished goods	66,109	64,620
Total inventories	$119,975	$121,663

7.      Property, Plant, and Equipment

(In thousands)	(In thousands)
	December 26, 2002	March 31, 2002
Gross, property,
plant & equipment	$729,752	$702,895
Less accumulated depreciation	(387,819)	(362,507)
Net property,
plant & equipment	$341,933	$340,388

8.      Divestitures

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

On July 31, 2002, the Company completed the sale of its wholly-owned Canadian aftermarket subsidiary, Modine of Canada, Ltd. The cash sales price of the transaction totaled approximately $1.9 million and resulted in a $1.7 million pre-tax loss that was charged to other income -- net during the second quarter of fiscal 2003. This pre-tax loss consisted of cumulative currency translation recorded from the time of Modine's original investment in Canada and other losses that were realized upon the sale. The final sales price and loss recorded on the sale of business are subject to final settlement with the purchaser.

On October 30, 2002, under a previously announced restructuring plan, Modine completed the sale of its facility located in Knoxville, Tennessee. The Knoxville facility was part of the restructuring plan (see Note 9) previously announced in the third quarter of fiscal 2002, to reduce costs and increase future operating efficiency by consolidating a portion of the Company's operations. The cash sales price totaled approximately $2.5 million and the Company recorded a $417,000 gain from the sale during the third quarter of fiscal 2003.

9.      Restructuring and plant closures

In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. This restructuring plan included the closure of three manufacturing plants in North America located in LaPorte, Indiana; Knoxville, Tennessee; and St. Paul, Minnesota. The facility located in St. Paul, which has ceased production, manufactured products for the Company's HVAC market. The facilities located in LaPorte and Knoxville, which have both ceased production, manufactured products for customers in the Company's heavy-duty and industrial markets. The Knoxville facility was sold during the third quarter of fiscal 2003. Modine has relocated the production of the majority of the products previously made in these three facilities to other Company locations. The Company, however, ceased the production of air turnover units, building evaporator units, and indirect fired heating units previously produced at the St. Paul facility and has also ended certain heavy-duty and industrial customer relationships as part of the restructuring process. Separate personnel reductions were also initiated as part of the restructuring plan at three other U. S. facilities, located in Harrodsburg, Kentucky; Trenton, Missouri; and the Company's corporate headquarters in Racine, Wisconsin. Included in the European portion of the restructuring plan is a plant closure taking place in Bernhausen, Germany, which has ceased production, and personnel reductions at the Company's manufacturing facility in Granada, Spain. Modine discontinued the assembly of air conditioning equipment, previously performed at the Bernhausen facility for off-highway equipment manufacturers, as part of the restructuring. Final personnel reductions of the above named manufacturing facilities have occurred, or will occur within the next three months, with the exception of legal restrictions imposed by foreign countries beyond the Company's control.

Anticipated staff reductions, as estimated at the end of the fourth quarter fiscal 2002, were approximately 330 employees. The planned reductions included 264 employees in the U.S. and 66 employees in Europe. The final number of U.S. employees terminated, as a result of the restructuring program, was 246 employees. As a result of employees who were relocated to other Company facilities or left the Company prior to receiving separation benefits the remaining accrual relating to termination costs was reduced by $350,000 over several quarters in the U.S. In addition, the severance accrual in Europe was also reduced by $134,000 during the third quarter of fiscal 2003. Of the total number of employees affected, 291 employees were terminated as of the end of the third quarter of fiscal 2003 and, thus far, have received benefit payments of $2,438,000. The balance in the reserve for termination benefits at December 26, 2002 is $1,148,000.

In addition to the costs of terminating employees, the other principal costs of the restructuring plan accrued at March 31, 2002 were estimated at $1,526,000. Upon reconsideration of the remaining "other" restructuring liabilities recorded during the third quarter of fiscal 2002, it was determined that $1,007,000 did not meet the requirements of an incremental cost and thus should not have been accrued as part of the EITF 94-3 restructuring charge taken in the third quarter of fiscal 2002 and should instead have been expensed as incurred. As a result, $1,007,000 was reversed during the second quarter of fiscal 2003. In addition, accrual adjustments of $31,000 and $160,000 were taken during the first quarter and third quarters of fiscal 2003, respectively. The third quarter adjustment resulted from the reversal of estimated asset disposal costs at the Knoxville and LaPorte facilities. During the first nine months of fiscal 2003, cash payments of $248,000 were made. The remaining $52,000 liability consists of lease cancellation charges and disposal costs of obsolete assets.

The following table displays the components of the accrued restructuring liability:

(In thousands)

Amount
Termination Benefits:

Balance at March 31, 2002	$4,042
Reclassification from other restructuring charges	28
Adjustments	(484)
Payments	(2,438)

Balance at December 26, 2002	$1,148

Other Restructuring Charges:

Balance at March 31, 2002	$1,526
Reclassification to termination benefits	(28)
Adjustments	(1,198)
Payments	(248)

Balance at December 26, 2002	$52

In addition to the restructuring costs, other closure-related and business rationalization costs recorded during the first nine months of fiscal 2003 included $1,329,000 in accelerated depreciation in conjunction with the reduction of the useful lives of some of the assets at the facilities to be closed. Furthermore, a positive adjustment of $78,000 was made relating to a revised estimate of pension curtailment expense. Additional obsolete inventory expenses of $220,000 and miscellaneous shut-down related costs of $1,224,000 were incurred by the North American facilities. All closure-related and business rationalization costs incurred during fiscal 2003 have been recognized as expense in the cost of sales line of the income statement.

The following table provides a summary of restructuring and one-time closure/business rationalization costs recorded related to the program announced in the third quarter of fiscal 2002:
(In thousands) Cumulative Charge
Recorded as of March 31, 2002	Current Year Activity	as of December 26, 2002

    Restructuring Charges:

Employee severance and related benefits	$ 4,971	$ (484)	$ 4,487
Goodwill impairment	1,043	-	1,043
Post-closing operating expenses	845	(845)	-
Other disposal costs	681	(353)	328
Total restructuring costs	7,540	(1,682)	5,858
Other Closure Costs:
Asset impairments	2,072	-	2,072
Depreciation (change in useful lives)	1,397	1,329	2,726
Pension curtailment costs	881	(78)	803
Obsolete inventory charges	970	220	1,190
Miscellaneous other closure costs	110	1,224	1,334
Total other closure costs	5,430	2,695	8,125
Total restructuring and other closure costs	$ 12,970	$ 1,013	$ 13,983

    Other closure costs were recorded on the financial statements as follows:

(In thousands)
	Fiscal	Fiscal
	2002	2003	Total
Cost of Sales	$ 4,828	$ 2,695	$ 7,523
Selling, general and administrative	381	-	381
Other income - net	221	-	221
Total	$ 5,430	$ 2,695	$ 8,125

10.    Goodwill and Intangible Assets

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

                                                            (In thousands, except per-share amounts)

Three months ended December 26		Nine months ended December 26
2002	2001	2002	2001

Reported net earnings	$ 9,612	$ 1,252	$ 4,575	$ 18,299
Add-back goodwill amortization, net of tax	-	1,260	-	3,470
Adjusted net earnings	$ 9,612	$ 2,512	$4,575	$21,769
Reported basic earnings per share	$ .29	$ .04	$ .14	$ .55
Add-back goodwill amortization	-	.04	-	.11
Adjusted basic earnings per share	$ .29	$ .08	$ .14	$ .66
Reported diluted earnings per share	$ .29	$ .04	$ .14	$ .55
Add-back goodwill amortization	-	.04	-	.10
Adjusted diluted earnings per share	$ .29	$ .08	$ .14	$ .65

In accordance with the provisions of SFAS No.142, in the second quarter of fiscal 2003 the Company tested its goodwill for impairment in all of its reporting units. It was determined that the aftermarket reporting unit's carrying amount exceeded its fair value, which was estimated based on the present value of expected future cash flows. This resulted in a $21.7 million (net of a $1.1 million income tax benefit) non-cash write-off of goodwill in the aftermarket reporting unit. The charge was accounted for as a cumulative effect of an accounting change, retroactive to the first quarter of the current fiscal year. Modine reviewed the carrying value assigned to goodwill in the aftermarket reporting unit with respect to market conditions and expectations of future operating performance. These factors indicated that a permanent impairment in value existed in the respective business. Modine's goodwill impairment charge was calculated based on an independent valuation of the underlying business. The goodwill impairment charge does not impact the company's cash flow, liquidity or compliance with financial covenants.

With the adoption of SFAS No.142, goodwill related to specific operating segments has been reallocated from the corporate & administrative assets as of the beginning of the fiscal year and the prior period has been restated for comparison purposes.

Changes in the carrying amount of goodwill during fiscal 2003, by segment and in the aggregate are summarized in the following table:

(In thousands)
Original	Distributed	European
Equipment	Products	Operations	Total

Balance, March 31, 2002	$ 20,344	$26,884	$ 5,741	$ 52,969
Impairment losses	-	(22,828)	-	(22,828))
Fluctuations in foreign currency	-	(31)	986	955
Balance, December 26, 2002	$ 20,344	$ 4,025	$ 6,727	$ 31,096

Additional disclosures related to acquired intangible assets are as follows:

(In thousands)
December 26, 2002	March 31, 2002
Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets:

Patents and product technology	3,951	2,321	3,951	2,126
Non-compete agreements	2,182	2,095	2,182	2,007
Other intangibles		118		118
	201		189
Total	6,251	4,534	6,334	4,322
Unamortized Intangible Assets:
Pension Asset	-	83	-	-
	73	-	-	-
Total intangible assets	$ 6,334	$ 4,534	$ 6,407	$ 4,322

The aggregate amortization expense for the first nine months ended December 26, 2002 and December 26, 2001 were $288,000 and $592,000, respectively. Total estimated annual amortization expense expected for the fiscal years 2003 through 2007 are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)
2003	$ 357
2004	296
2005	263
2006	263
2007	263

11.    Financial Instruments

       Concentrations of Credit Risk

The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2002, March 31, 2002 and March 31, 2001, approximately 48%, 49% and 43%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. For the last 3 fiscal years, total bad debt write-offs have been well below 1% of outstanding trade receivable balances at year-end.

12.    Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative and non-derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first nine months of fiscal 2003 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries

The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries and Modine's joint venture in Japan are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the third quarter and nine months ended December 26, 2002, $3.0 million and $8.7 million of net losses, respectively, related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

13.         Warranty Liability

(In thousands)
Amount
Three months ended December 26, 2002:	Three months ended December 26, 2002:
Balance at September 26, 2002	$ 10,470
Accruals for warranties issued in current year	2,129
Accruals related to pre-existing warranties	309
Settlements made	(2,638)
Balance at December 26, 2002	$ 10,270
Nine months ended December 26, 2002:
Balance at March 31, 2002	$ 9,093
Accruals for warranties issued in current year	6,226
Accruals related to pre-existing warranties	876
Settlements made	(5,925)
Balance at December 26, 2002	$ 10,270

14.    Segment data

	(In thousands)
Quarter ended December 26, 2002	2002	2001
Sales:
Original Equipment	$ 113,550	$ 116,693
Distributed Products	83,519	88,964
European Operations	89,962	80,725
Segment sales	287,031	286,382
Eliminations	(15,011)	(17,122)
Total net sales	$ 272,020	$ 269,260
Operating income:
Original Equipment	$ 18,375	$ 16,266
Distributed Products	(911)	(2,552)
European Operations	12,329	5,428
Segment operating income	29,793	19,142
Corporate & administrative
expenses	(14,810)	(15,869)
Eliminations	39	24
Other items not allocated
to segments	698	368
Earnings before income taxes and
cumulative effect of accounting change	$ 15,720	$ 3,665

(In thousands)
Nine Months ended December 26,	2002	2001
Sales:
Original Equipment	$ 347,295	$ 337,670
Distributed Products	270,233	296,465
European Operations	246,779	232,317
Segment sales	864,307	866,452
Eliminations	(44,109)	(49,668)
Total net sales	$ 820,198	$ 816,784
Operating income:
Original Equipment	$ 57,144	$ 48,653
Distributed Products	6,035	8,491
European Operations	25,426	17,517
Segment operating income	88,605	74,661
Corporate & administrative
expenses	(47,299)	(46,321)
Eliminations	78	88
Other items not allocated
to segments	(129)	3,575
Earnings before income taxes and
cumulative effect of accounting change	$ 41,255	$ 32,003

(In thousands)
	December 26,	March 31
Period ending	2002	2002
Assets:
Original Equipment	$ 09,254	$ 231,553
Distributed Products	193,586	224,973
European Operations	255,982	212,131
Corporate & Administrative	243,333	251,685
Eliminations	(18,522)	(17,298)
Total assets	$ 883,633	$ 903,044

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

15.    Shareholders Rights Plan

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

16.    Contingencies and Litigation

Environmental -
The Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); and H.O.D. Landfill (Illinois). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. At the fourth site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of December 26, 2002, March 31, 2002 and March 31, 2001, the Company had accrued $119,000, $119,000 and $21,000, respectively, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The December 26, 2002 accrual, related to the N.L. Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA.

Employee Agreements --
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

Licensee Royalty Payments --
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

RESULTS OF OPERATIONS

Comparison of the Third Quarter of 2002-03 with the Third Quarter of 2001-02

Third quarter net sales of $272.0 million were 1.0% higher than the $269.3 million reported in the third quarter of last year. Sales were positively impacted by a stronger Euro in relation to the U.S. dollar by approximately $8.7 million when compared to the same quarter last year.

Revenues from the Original Equipment segment fell by 2.7% from the same quarter last year. Sales increases in the Original Equipment segment were positively impacted by increases in its Truck market. However, these results were more than offset by a revenue decline in the North American Off-Highway business and a modest decline in the North American Automotive market when compared to the third quarter of the prior year. Revenues recorded in the European operations segment increased by 11.4% from one year ago, and were positively impacted by a stronger Euro in relation to the U.S. dollar. The European automotive market recorded increases in revenues in local currency which were partially offset by declines in the European Heavy Duty market. In the Distributed Products segment, revenue declined 6.1%. Revenues for all markets served by this segment declined from one year ago.

Gross profit, exclusive of restructuring charges, as a percentage of sales, was 24.9%. This was a 0.5% increase as a percentage of sales from the 24.4% earned in the third quarter of the previous year. Higher gross margins were earned in the Original Equipment and European Operations segments, while a lower gross margin was reported in the Distributed Products segment. Improved margins in the European Automotive and Heavy Duty markets were offset partially by declines in the Electronic Cooling markets in the Distributed Products segment.

Selling, general and administrative expenses of $53.1 million decreased from the prior year's third quarter of $53.9 million. Excluding the $1.6 million of pretax goodwill amortization expenses recorded in the third quarter of the prior year, selling, general and administrative expenses would have increased $0.8 million or 1.6% over the same quarter one year ago. The larger items contributing to the change were planned increases in wages and fringe benefit costs.

Income from operations of $15.0 million increased by $11.7 million, or 356% over the same quarter last year. The Company's actual results in the prior year third quarter included $12.1 million of restructuring and other related closure costs, and $1.6 million of goodwill amortization expenses, partially offset by the reduction in workers' compensation reserves of $6.5 million. The current year's third quarter results included $0.7 million for restructuring and other related closure costs. Excluding these one-time charges, operating income would have increased from $10.5 million, or 3.9% of sales, in the third quarter of the prior year to $15.7 million, or 5.8% of sales in the third quarter of the current year.

Interest expense decreased 22.6%, or $0.4 million, while average outstanding debt levels decreased $48.9 million, or approximately 30.5%, from the same quarter one year ago. The continued reduction in debt used for working capital requirements was a major factor leading to the reduction in interest expense.

Net non-operating income decreased by $0.1 million from the same quarter one year ago. In the current year a $0.4 million gain was recorded in the third quarter of fiscal 2003 on the sale of the Knoxville facility. In addition, equity in affiliates earnings were down $0.6 million when compared to the third quarter in the prior year. The prior year's results included one-time closure costs totaling $0.2 million.

The provision for income taxes in the current quarter was $6.1 million compared to last years' third quarter expense of $2.4 million. The effective tax rate of 38.9% was reduced 26.9 percentage points from the prior year. There were a number of items contributing to the overall reduction recorded in the quarter. The major items included the absence of goodwill amortization expense recorded in the current year due to the adoption of SFAS No.142, non-deductible fees related to Thermacore acquisition costs recorded in the prior year, and tax-deductible dividends paid to the ESOP in the current year.

Net earnings for the quarter of $9.6 million were up when compared to last years' third quarter income of $1.3 million. Basic and diluted earnings per share were $0.29 for the current years' third quarter and $0.04 per share for the same quarter in the prior year. Return on average shareholders' equity was 7.4%.

Comparison of the First Nine Months of 2002-03 with the First Nine Months of 2001-02

Net sales for the first nine months of fiscal 2002-03 were $820.2 million, up 0.4% from the $816.8 million reported in the same period of last year. Sales were positively impacted by a stronger Euro in relation to the U.S. dollar by approximately $18.6 million when compared to the first nine months of last year.

Overall, changes in the Company's segment sales were mixed for the first nine months of the year. The European Operations segment declined by less than one percent in local currency from year-ago levels, but finished 6.2% higher in dollars due to the favorable currency translation impact of $16.0 million recorded in the first nine months of the year. In the Original Equipment segment, sales improved by 2.9%. Sales increases in the Original Equipment segment were positively impacted by sales increases primarily in the Automotive market. The Distributed Products segment weakened by 8.8%, with major factors being a very soft North American Aftermarket and the continued weakness in the computer and telecommunications markets.

Gross profit of 24.9% was up 0.1 percentage points from the first nine months of the previous year. Material, labor and overhead costs, as a percentage of sales, remained approximately the same as one year ago. Gross profits, in dollars, grew in the Original Equipment and European Operations segments by 8% and 22%, respectively, while declining in the Distributed Products segment by 9%.

Selling, general and administrative expenses of $164.8 million, or 20.1% of sales, declined by 0.2 percentage points when compared to the first nine months of last year. Excluding the $4.5 million of pretax goodwill amortization expenses recorded in the first nine months of the prior year, selling, general and administrative expenses would have increased $3.8 million or 2.3% over the same period one year ago. A number of expense categories contributed to the overall change from the prior year. The larger items contributing to the increase were planned increases in wages and fringe benefit costs.

Operating income at $41.4 million, or 5.0% of sales, compared to $28.4 million, or 3.5% of sales, in the nine months of the previous year was up 1.5 percentage points. The Company's actual results in the prior year included $12.1 million of restructuring and other related closure costs, $3.2 million of costs associated with the acquisition of Thermacore International, and $4.5 million of goodwill amortization expenses, partially offset by the reduction in workers' compensation reserves of $6.5 million. The current year's nine-month results included $1.0 million for restructuring and other related closure costs. Excluding these one-time charges, operating income would have only slightly increased from $41.7 million, or 5.1% of sales, in the prior year to $42.4 million, or 5.2% of sales in the current year.

Interest expense declined $1.5 million, or 24.4%, from the same nine month-period one year ago. Average outstanding debt levels for the nine months declined $42.5 million, or 25.1%, from the same period one year ago. The continued reduction in debt used for working capital requirements was a major factor leading to the reduction in interest expense.

Net non-operating income declined by $5.2 million from the same nine-month period one year ago. A $1.4 million reduction in royalty income related to the unfavorable decision received from the Japanese patent office Board of Appeals concerning Modine's PF patent technology in Japan last March, was responsible for a portion of the overall decline in non-operating income. The Company has received royalty payments from certain Japanese licensees in the current year and now believes that it will continue to receive royalty payments from certain Japanese licensees until the highest court decision on the PF patent validity is issued. The Company is currently holding discussions with the affected parties concerning varying interpretations of the license agreement provisions. In addition, a $1.7 million loss was recorded in the second quarter of fiscal 2003 on the sale of the Company's wholly-owned Canadian subsidiary and a $0.4 million gain was recorded in the third quarter of fiscal 2003 on the sale of the Knoxville facility. The current year also included $1.5 million net loss on the disposal of tooling and equipment. In the prior year, the Company had recorded a $0.9 million gain on the sale of an aftermarket warehouse facility located in Los Angeles, California. Equity in affiliates' earnings is down $0.7 million when compared to the prior year.

The effective tax rate on earnings before the cumulative effect of an accounting change of 36.3%, declined by 6.5 percentage points from the 42.8% reported in the prior year. The major items included the absence of goodwill amortization expense recorded in the current year due to the adoption of SFAS No.142, non-deductible fees related to Thermacore acquisition costs recorded in the prior year, the differential of foreign tax rates, and tax-deductible dividends paid to the ESOP in the current year.

Earnings, before the cumulative effect of the accounting change for goodwill impairment, were $26.3 million or $0.79 basic and $0.78 diluted earnings per share for the first nine months of the year. The goodwill impairment charge resulted in a $(0.65) and $(0.64) reduction to basic and diluted earnings per share, respectively. Net earnings for the first nine months of the current year, which include a $21.7 million after-tax charge for goodwill impairment reported as an accounting change, were $4.6 million, or $0.14 basic and $0.14 diluted earnings per share. This compares to net earnings of $18.3 million, or $0.55 basic and $0.55 diluted earnings per share, for the same nine-month period the year before.

Outlook for the Remainder of the Year

Modine reported a strong increase in its operating income and net earnings for the third quarter and will continue to execute on key business initiatives announced previously. On a pro forma basis, the Company expects fiscal year 2003 earnings to be modestly down from its fiscal 2002 results. Modine expects operating cash flow to remain strong and more than sufficient to meet funding requirements. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION

Comparison between December 26, 2002 and March 31, 2002

Current assets

Cash and cash equivalents of $90.4 million increased $15.0 million from the March 31, 2002 balance. Cash provided by operating activities, the proceeds from the sale of the Canadian business and other assets and the issuance of common stock during the nine months exceeded capital expenditures, debt reductions and the dividend payments, including the redemption of shareholders' rights in the second quarter.

Trade receivables of $156.7 million were down $5.8 million, or 3.6%, over year-end, primarily due to improved collections based on a management initiative to reduce the number of days sales that remain outstanding.

Inventory levels of $120.0 million decreased by $1.7 million from year-end. Factors influencing the change were seasonal fluctuations, reductions related to announced plant closures, offset partially by pre-builds for new program launches and the stronger Euro in relation to the U.S. dollar. The number of days of inventory on hand continues to improve due to management's continued focus on reducing inventory levels.

Deferred income taxes and other current assets declined by $7.2 million from year-end. The largest items contributing to the change were reductions in prepaid income tax assets, and payment received on a vendor warranty claim in Europe that reduced other receivables.

The current ratio decreased from 2.4 to 1 to 2.2 to 1. Net working capital decreased $10.7 million to $223.7 million. Major items influencing the change were reductions in trade receivables, inventories, deferred income taxes and other current assets, together with an increase in the current portion of long-term debt and increased accrued expenses and other current liabilities. These were offset in part by higher cash and cash equivalents and lower accounts payable.

Noncurrent assets

Net property, plant and equipment of $341.9 million increased by $1.5 million over year-end. Capital expenditures and foreign currency translation during the nine months were higher than depreciation and retirements. Expenditures for European technical center facilities, new programs for Automotive and Truck OEM customers, process and facility improvements, tooling for new products and other new equipment purchases were among the larger capital expenditures. Outstanding commitments for capital expenditures were $32.9 million at December 26, 2002. Over two-thirds of the commitments relate to Modine's European operations. Modine is continuing to expand in Europe, including the construction of a wind tunnel at the European headquarters in Bonlanden, Germany and a second manufacturing facility in Wackersdorf, Germany. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $21.4 million decreased by $3.6 million from year-end. Equity earnings of affiliates were $1.5 million for the first nine months of fiscal 2003. These earnings were more than offset by $5.1 million in net unfavorable currency translation effect from the Company's three equity investments. The largest currency translation change, a $5.9 million reduction in the current year, occurred at Modine's Brazilian joint venture company, Radiadores Visconde, Ltda. Smaller favorable currency translation changes occurred at the Company's other two unconsolidated affiliates in the first nine months of fiscal 2003.

Goodwill decreased by $21.9 million. This decrease was the result of a $22.8 million transitional SFAS No. 142 impairment loss recorded in the Company's Aftermarket business and fluctuations in foreign currency exchange rates. Intangible assets decreased by $0.3, which is primarily amortization expense recorded in the first nine months of the current year.

Deferred charges and other noncurrent assets increased by $4.4 million. The net increase was primarily the result of continuing recognition of the surplus in Modine's overfunded pension plans and an increase in long-term deferred tax assets. The increase in deferred tax assets resulted mainly from foreign currency translation of balances recorded on European subsidiaries books.

Current Liabilities

Accounts payable of $77.9 million was $2.2 million lower than March 2002. Other current liabilities of $86.6 million were $10.8 million higher than in March 2002. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $0.6 million from timing differences in making estimated payments.

Debt

Outstanding debt decreased $37.4 million to $113.0 million from the March 2002 balance of $150.4 million. Domestic long-term debt decreased $31.7 million, which included a $40.0 million paydown on the revolving credit facility. The remaining change in domestic long-term debt of $8.3 million was primarily due to the increase in the dollar value of the Euro-denominated loans. European long-term debt decreased by $5.0 million, which included payments of $8.4 million offset by $3.4 million in currency translation due to the stronger Euro in relation to the U.S. dollar. Total short-term borrowing of $0.7 million has been paid.

Consolidated unused lines of credit increased $91.5 million to $143.7 since March 31, mainly due to the increased capacity of the new $150.0 million credit facility obtained in April 2002. Domestically, Modine's unused lines of credit were $126.0 million. Foreign unused lines of credit were $17.7 million. Total debt as a percentage of shareholders' equity decreased from 29.1% to 21.8%.

Shareholders' Equity

Total shareholders' equity increased by $3.3 million to a total of $519.3 million. Retained earnings declined by $8.7 million. Retained earnings included $4.6 million net earnings (after the accounting change) reported year-to-date, $13.0 million in dividend payments, including payments to terminate the shareholders rights plan, and losses arising from treasury stock transactions totaling $0.3 million. Net favorable foreign currency translation of $8.3 million was reported as the U.S. dollar weakened against the Euro while the Brazilian Real weakened against the U. S. dollar during the first nine months. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $3.1 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plans requirements. Also recognized in paid-in capital were the associated tax benefits resulting from the stock option exercises.

Environmental

Please see Footnote 16 to the Notes to Consolidated Financial Statements (unaudited) herein.
Liquidity

Future operating and capital-expenditure needs of the Company are expected to be generated primarily through a combination of internally generated funds and external financing arrangements. The Company believes that its internally generated liquidity, together with access to external resources, will be sufficient to satisfy existing commitments and future plans. In addition, the Company believes that it is positioned to provide necessary financial resources to take advantage of potential strategic business opportunities that may arise within fiscal 2003. In April 2002, Modine entered into a new $150.0 million multi-currency, revolving credit facility. At December 26, 2002, $126.0 million is available.

Pension and Other Postretirement Plan Outlook

We use several key assumptions to determine our obligation, funding requirements and expense under defined benefit retirement plans. These key assumptions currently include the long-term estimated rate of return on plan assets of 9% and an interest rate of 7.5% used to discount the pension obligations. In addition, we consider the market-related value of pension fund assets. Our assumptions were last revised at the December 2001 valuation date as reported in the fiscal 2002 annual report. Long-term interest rates, which are used to determine the discount rate, have declined in calendar 2002. In addition, the rate of return on pension plan assets has decreased because higher returns on fixed income security portfolios have not offset negative returns on equity security portfolios. Due to these changes, we believe that an increase will occur in the amount of our pension obligation, as well as our future pension expense, when we make our next determination. The assumptions that will be used to determine our pension obligation at December 31, 2002 valuation date and the expense for the fiscal year 2004 will be finalized in March 2003.

Our international defined benefit plans cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as for the domestic-based plans. No estimates from changes to assumptions have been determined for these plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from items including changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the U. S. dollar and the European currencies, primarily the Euro. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's other comprehensive loss decreased by $8.3 million for the nine months ended December 26, 2002 and increased by $9.1 million and $2.3 million for the twelve months ended March 31, 2002 and March 31, 2001, respectively. As of December 26, 2002, March 31, 2002 and 2001, the company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $66.4 million, $58.9 million and $62.5 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $6.6 million, $5.9 million and $6.3 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

December 26, 2002 Expected Maturity Date
Long-term debt in ($000's)	F2003	F2004	F2005	F2006	F2007	Thereafter	Total
Fixed rate (Euro)	138	1,884	2,540	54,413	2,540	12,638	74,153
Average interest rate	5.48%	5.48%	5.52%	5.31%	4.07%	4.07%
Fixed rate (GBP)	24	147	155	163	172	544	1,205
Average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%

Interest Rate Risk
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

	December 26, 2002
	Expected Maturity Date
Long-term debt in ($000's)	F2003	F2004	F2005	F2006	F2007	Thereafter	Total
Fixed rate (U.S. $)	674	10,000	-	-	-	-	10,674
Average interest rate	5.05%	5.00%	-	-	-	-
Fixed rate (Euro)	138	1,884	2,540	54,413	2,540	12,638	74,153
Average interest rate	5.48%	5.48%	5.52%	5.31%	4.07%	4.07%
Fixed rate (GBP)	24	147	155	163	172	544	1,205
Average interest rate	5.25%	5.25%	5.25%	5.25%	5.25%	5.25%
Variable rate (U.S.$)	-	-	-	24,000	-	3,000	27,000
Average interest rate	-	-	-	3.15%	-	3.96%

Credit Risk
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 48% of the trade receivables balance at December 26, 2002 was concentrated in Company's top ten customers. Modine's history of incurring credit losses from customers has not been material.

Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. The Company is continuing to monitor economic conditions in Brazil and the effect on Company's equity investment in it's 50% owned affiliate. Year-to-date, the exchange rate between the U.S. dollar and the Brazilian real has declined by more than 50%. The Company will continue to assess Brazil's economic and political stability to determine if any future actions or investment write-downs are warranted. The Company is also continuing to monitor the economic conditions in the United States and globally resulting from potential future conflicts with Iraq and/or other areas throughout the world.

Commodity Price Risk
The Company is dependent upon the supply of certain raw materials in the production process and has from time to time entered into firm purchase commitments for copper and aluminum alloy. The Company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

Item 4. Disclosure Controls and Procedures

Within the 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Corporate Controller and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the President and Chief Executive Officer and Corporate Controller and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as personal injury, property damage, or antitrust and trade regulation issues, are asserted against Modine. Modine is also subject to other liabilities that arise in the ordinary course of its business. Many of the pending damages claims are covered by insurance and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed below, are uncertain, Modine does not expect that any unrecorded liabilities that may result from these matters is reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations.

       The Mitsubishi and Showa Litigation

Over the last 10 years Modine and Showa Denko (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF® Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF technology. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and reported that by agreement it would no longer receive royalty payments from Showa Denko in Japan related to its PF technology. Since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents (which expire in 2006), because the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. As a result, the Company believes the reduction to royalty income to be reported in fiscal 2003 may be less than originally detailed in Note 22 to the Annual Report. Since this ruling does not affect Modine's royalty income outside of Japan, Modine will continue to collect royalties for PF products where its patents have been upheld.

Other: In February 2000, Modine filed a complaint against Delphi Automotive Systems Corporation in the U.S. District Court in Milwaukee, Wisconsin, alleging infringement of its PF patent. This litigation is presently in the discovery phase. In Europe, PF patent infringement litigation is pending against Behr, Delphi, and Valeo.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings, except as otherwise reported in Note 16 to the Notes to Consolidated Financial Statements (unaudited) herein.

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

Reference Number
per Item 601 of
Regulation S-K                                                                                                Page

      99*            Important Factors and Assumptions Regarding                                  34
                      Forward-Looking Statements.

      99.1*          Section 906 Certification by President and Chief                                 35
                      Executive Officer

      99.2*          Section 906 Certification by Acting Chief                                        36
                      Financial Officer

*Filed herewith.

       (b)     Reports on Form 8-K:

The Company filed two reports on Form 8-K, described as follows:

1.      Dated January 16, 2003 to report Third Quarter Results.

2.      Dated January 16, 2003 to report the promotion of David B. Rayburn to President and Chief          Executive Officer and his election to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MODINE MANUFACTURING COMPANY
                                              (Registrant)

                                            By:  s/R. S. Bullmore
                                                R. S. Bullmore, Corporate Controller and
                                                   and Acting Chief Financial Officer
                                                   (Principal Financial Officer)

Date: February 7, 2003                     By: s/ D. R. Zakos
                                                D. R. Zakos, Vice President, General
                                                   Counsel and Secretary

SECTION 302 CERTIFICATION

I, D. B. Rayburn, President and Chief Executive Officer, certify that:

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

Date: February 7, 2003

  s/D. B. Rayburn
D. B. Rayburn
President and Chief Executive Officer

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

Date: February 7, 2003

  s/R. B. Bullmore
R. S. Bullmore
    Corporate Controller and
    Acting Chief Financial Officer