Form 10-K/A
MODINE MANUFACTURING CO
filed 2003-02-12
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002	Commission file number 1-1373

MODINE MANUFACTURING COMPANY (Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin	53403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (262) 636-1200

Securities Registered pursuant to Section 12(g) of the Act:
Common Stock, $0.625 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  X     No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Approximately 62% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $516,911,550 based on the market price of $24.79 per share on June 18, 2002. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 33,631,638 at June 19, 2002.

DOCUMENTS INCORPORATED BY REFERENCE
Incorporated Document	Location in Form 10-K
Annual Report to Shareholders for the
fiscal year ended March 31,2002	Part I of Form 10-K
(Items 1 and 3)

Part II of Form 10-K
(Items 7, 8)

Part IV of Form 10-K
(Item 14)

2002 Definitive Proxy Statement dated
June 7, 2002	Part III of Form 10-K
(Items 10, 11, 12, 13)

Explanatory Note

        Modine Manufacturing Company hereby amends its Form 10-K for the year ended March 31, 2002, filed on June 21, 2002, by amending Part II, Item 8 and the referenced report of the Company's independent accountant. The purpose for this amendment is to include information as to the city and state in which the independent accountants' report was issued, which information was inadvertently excluded in the original report. Modine also amends the referenced Form 10-K herein by including the report of Thermacore International, Inc.'s independent accountants, Arthur Andersen LLP, dated August 11, 2000. Finally, Modine amends the referenced 10-K by amending Part IV, Item 14, the Exhibit List, and specifically by amending Exhibit 23(a), the Consent of Independent Accountants, as indicated herein, and adding Exhibit 23(b), Notice Regarding Consent of Arthur Andersen LLP.

PART II

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Statements of Cash Flows, Shareholders' Equity, Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP dated April 30, 2002 appearing on pages 23-38 of the Company's 2002 Annual Report to Shareholders and amended herein (for the sole purpose of indicating the city and state in which the report was issued) are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2002 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

Page in
Form 10-K
(2) Financial Statement Schedules:

Report of Independent Accountants on Financial Statement
Schedule for the three years ended March 31, 2002.	23

Schedule II - Valuation and Qualifying Accounts for the years
ended March 31, 2002, 2001, and 2000.	24

(3) Consent of Independent Accountants.	28

(4) Exhibit Index	16

(b) All other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Reference Number per Item 601 of Regulation S-K
Page in Form 10-K/A

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
4(b)

Rights Agreement dated as of October 16, 1986 between the Registrant and First Chicago Trust Company of New York (Rights Agent) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002)

4(b)(i)

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

4(c)	Bank One Credit Agreement dated April 17, 2002.

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

9	Not applicable.

10(a)	Director Emeritus Retirement Plan (effective April 1, 1992 and frozen as of July 1, 2000) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10(b)	Employment Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10(c)	Employment Agreement between the Registrant and D. B. Rayburn (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(d)	Employment Agreement between the Registrant and E. T. Thomas.

NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with the Annual Report on Form 10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

10(e)	Employment Agreement between the Registrant and A. C. DeVuono.

NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with the Annual Report on Form 10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

10(f)	Change-in-Control Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10(g)	Change-in-Control Agreement between the Registrant and D. B. Rayburn

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and D. R. Johnson filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(f) for the fiscal year ended March 31, 2002.

10(h)	Change-in-Control Agreement between the Registrant and E. T. Thomas.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and D. R. Johnson filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(f) for the fiscal year ended March 31, 2002.

10(i)	Change-in-Control Agreement between the Registrant and A. C. DeVuono.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and D. R. Johnson filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(f) for the fiscal year ended March 31, 2002.

10(j)	1985 Incentive Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10(k)	1985 Stock Option Plan for Non-Employee Directors (as amended)(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10(l)

Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10(m)	(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10(n)	Modine Manufacturing Company Executive Supplemental Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).
10(o)	1994 Incentive Compensation Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10(p)	1994 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

10(q)	[a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10(r)

1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10(s)	Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(t)

1996 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(u)	1996 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1996 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

10(v)	1997 Stock Award Plan [a part of the 1994 Incentive Compensation Plan].

Note: The 1997 Stock Award Plan is not materially different from the 1996 Stock Award Plan filed with Annual Report on Form 10-K as Exhibit 10(p) for the year ended March 31, 2001.

10(w)	1997 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1997 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(x)	1997 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1997 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for fiscal year ended March 31, 2000.

10(y)	1998 Stock Award Plan [a part of the 1994 Incentive Compensation Plan].

Note: The 1998 Stock Award Plan is not materially different from the 1996 Stock Award Plan filed with Registrant's Annual Report on Form 10-K as Exhibit 10(p) for the fiscal year ended March 31, 2001.

10(z)	1998 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1998 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(aa)	1998 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1998 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

10(ab)	1999 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1999 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(ac)	1999 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1999 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

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

Note: The 2000 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(af)	(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(ag)

2000 Stock Option Agreement [a part of the 2000 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(ah)	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX

Corporation 1995 Stock Option Plan (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(ai)	Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(aj)	Agreements pertaining to 10(ae) and 10(af) of Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

10(ak)	2001 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan]

Note: The 2001 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(al)	2001 Stock Award Plan [a part of the 1994 Incentive Compensation Plan]

Note: The 2001 Stock Award Plan is not materially different from the 2000 Stock Award Plan filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

10(am)	2001 Stock Option Agreement [a part of the 2000 Stock Option Plan for Non-Employee Directors].

Note: The 2001 Stock Option Agreement is not materially different from the 2000 Non-Employee Directors Stock Option Agreement filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).

10(an)	2002 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan]

Note: The 2002 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(ao)	2002 Stock Award Plan [a part of the 1994 Incentive Compensation Plan].

Note: The 2002 Stock Award Plan is not materially different from the 2000 Stock Award Plan filed by reference to the

Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

11	Not applicable.

12	Not applicable.

13

2001 Annual Report to Shareholders. Except for the

portions of the Report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

16	Not applicable.

18	Not applicable.

21	List of subsidiaries of the Registrant (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

22	Not applicable.

*23(a)	Consent of independent accountants.	17

*23(b)	Notice regarding consent of Arthur Andersen.	18

24	Not applicable.

28	Not applicable.

99(a)

Definitive Proxy Statement of the Registrant dated June 7, 2002. Except for the portions of the Proxy Statement expressly incorporated by reference, the Proxy Statement is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

99(b)	Appendix (filed pursuant to Item 304 of Regulation S-T).

Note: All Exhibits filed herewith are current to the end of the reporting period of the Form 10-K (unless otherwise noted) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

99(c)	Section 906 Certification of D.B. Rayburn	19

99(d)	Section 906 Certification of R.S. Bullmore	20
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Modine Manufacturing Company

Date: February 11, 2003	By: s/D. B. Rayburn
D. B. Rayburn, President and
Chief Executive Officer

CERTIFICATIONS

I, D. B. Rayburn, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Modine Manufacturing Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 11, 2003

s/D. B. Rayburn
D. B. Rayburn
President and Chief Executive Officer

I, R. S. Bullmore, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Modine Manufacturing Company;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: February 11, 2003

s/R. S. Bullmore
R. S. Bullmore
Corporate Controller and
Acting Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the shareholders and Board of Directors of
Modine Manufacturing Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows, and shareholders' equity present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Thermacore International, Inc. on April 27, 2001 in a transaction accounted for as a pooling of interests, as described in Note 10 to the consolidated financial statements. We did not audit the financial statements of Thermacore International, Inc., which statements reflect total assets of $37,058,922 as of March 31, 2001 and total revenues of $56,005,487 and $35,687,000 for the years ended March 31, 2001 and 2000, respectively. Those statements were audited by other auditors which report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Thermacore International, Inc., is based solely on the report of other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Chicago, Illinois April 30, 2002	s/PricewaterhouseCoopers LLP PricewaterhouseCoopers, LLP

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.
See Exhibit 23(b) for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
of Thermacore International, Inc.

We have audited the accompanying consolidated balance sheets of Thermacore International, Inc. (a Pennsylvania corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' investment and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Thermacore International, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated statements, the Company changed its method of accounting for organizational costs in 1999 to adopt the provisions of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities."
s/Arthur Andersen LLP
Arthur Andersen LLP
Lancaster, Pennsylvania
August 11, 2000

Exhibit 23(a)

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Numbers 1-1373, 2-63714, 2-86984, 2-87299, 2-86985, 33-1764, 33-58544,2-55398,33-66436, 33-66438, 33-66442, 33-66440, 33-54719, 33-54721, 33-54723, 3-54725, 333-29789, 333-52639, 333-78991, 333-78989, 333-48294, 333-48296, 333-66111, 333-48290, 333-66115, 333-48298, 333-66109, 333-48292, 333-71523, 333-40374, 333-63600, 333-56648, 333-48290, 333-48298, 333-48292, and 333-102124) of Modine Manufacturing Company of our report dated April 30, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report dated April 30, 2002 relating to the financial statement schedule, which appears in this Form 10-K/A.
s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers, LLP

Chicago, Illinois February 4, 2003

EXHIBIT 23(b)

NOTICE REGARDING CONSENT OF ARTHUR ANDERSEN

Section 11(a) of the Securities Act of 1933, as amended (the "Securities Act"), provides that if any part of a registration statement at the time such part becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement, or as having prepared or certified any report or valuation which is used in connection with the registration statement, with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant.

The Company's Form 10-K for the fiscal year ended March 31, 2002, which is hereby amended by this Form 10-K/A, is incorporated by reference into the Company's filings on Form S-8 (File Nos. 1-1373, 2-63714, 2-86984, 2-87299, 2-86985, 33-1764, 33-58544, 2-55398, 33-66436, 33-66438, 33-66442, 33-66440, 33-54719, 33-54721, 33-54723, 33-54725, 333-29789, 333-52639, 333-78991, 333-78989, 333-48294, 333-48296, 333-66111, 333-48290, 333-66115, 333-48298, 333-66109, 333-48292 and 333-102124, collectively the "Registration Statements") and, for purposes of determining any liability under the Securities Act, is deemed to be a new registration statement for each Registration Statement into which it is incorporated by reference.

With this Form 10-K/A, the Company files the previously issued report of Arthur Andersen LLP dated August 11, 2000 relating to Thermacore International, Inc., which was acquired by the Company on April 27, 2001 in a business combination accounted for as a pooling of interests. After reasonable efforts, the Company has not been able to obtain Arthur Andersen's written consent to the incorporation by reference into the Registration Statements of Arthur Andersen's report with respect to Thermacore's financial statements as of June 30, 2000 and 1999 and for the years then ended. Under these circumstances, Rule 437a under the Securities Act permits the Company to file this Form 10-K/A without a written consent from Arthur Andersen. As a result, however, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act for any purchases of the securities under the Registration Statements made on or after the date the Form 10-K was filed with the Securities and Exchange Commission, which is hereby amended by this 10-K/A. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including the Company's officers and directors, may still rely on Arthur Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

EXHIBIT 99(c)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Modine Manufacturing Company (the "Company") on Form 10-K/A for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, D. B. Rayburn, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/D. B. Rayburn
D. B. Rayburn President and Chief Executive Officer February 11, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

EXHIBIT 99(d)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Modine Manufacturing Company (the "Company") on Form 10-K/A for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, R. S. Bullmore, Corporate Controller and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

s/R. S. Bullmore
R. S. Bullmore Corporate Controller and Acting
Chief Financial Officer February 11, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.