Form 10-K
MODINE MANUFACTURING CO
filed 2003-06-23
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003	Commission file number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)
WISCONSIN (State or other jurisdiction of incorporation or organization)	39-0482000 (I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin (Address of principal executive offices)	53403 (Zip Code)

Registrant's telephone number, including area code (262) 636-1200

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.625 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X]      No [  ]

Approximately 63.23% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $457,435,050.00 based on the market price of $21.18 per share on June 19, 2003. The remaining outstanding shares are owned or controlled by or for directors, officers, employees, retired employees, and their families.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 34,160,261 at June 19, 2003.

An Exhibit index appears at pages 16-23 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.
Incorporated Document	Location in Form 10-K

Annual Report to Shareholders for the fiscal year ended March 31, 2003	Part I of Form 10-K (Items 1 and 3)

Part II of Form 10-K (Items 6, 7, 7A, 8)

Part IV of Form 10-K (Item 15)

2003 Definitive Proxy Statement dated June 13, 2003	Part III of Form 10-K (Items 10, 11, 12, 13)

TABLE OF CONTENTS
MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2003

Cover

Table of Contents
10-K Pages

Part I
Item 1 - Business General, Developments and Strategy, Geographical Areas, Exports, Foreign and Domestic Operations, Competitive Position, Customer Dependence, Backlog of Orders, Raw Materials, Patents, Research and Development, Environmental, Health and Safety Matters, Employees, Seasonal Nature of Business, Working Capital Items, Available Items	4

Item 2 - Properties	10

Item 3 - Legal Proceedings	11

Item 4 - Submission of Matters To A Vote of Security Holders	11

Part II
Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters	12

Item 6 - Selected Financial Data	13

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A - Quantitative and Qualitative Disclosures about Market Risk	14

Item 8 - Financial Statements and Supplementary Data	14

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14

Part III
Items 10 and 11 - Directors and Executive Officers of the Registrant; Executive Compensation	14

Item 12 - Security Ownership of Certain Beneficial Owners and Management	16

Item 13 - Certain Relationships and Related Transactions	16

Item 14 - Controls and Procedures	16

Part IV
Item 15 - Exhbits, Financial Statement Schedules, and Reports on Form 8-K 1) Financial Statements 2) Financial Statement Schedules 3) Consent of Independent Accountants 4) Exhibit Index	16

Signatures	23

PART I

ITEM 1.   BUSINESS.

General

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
- Mass merchandisers; and
- National accounts.

Our operations are organized on the basis of market categories or geographical responsibility, as follows:

Original Equipment, which provides heat-transfer products, generally from business units in North America, to original equipment manufacturers of on-highway and off-highway vehicles, as well as to industrial and commercial equipment manufacturers, located in North America and Europe.

Distributed Products, which provides heat-transfer products primarily for the North American and European vehicular replacement markets and the North American building HVAC market, from business units located in North America and Europe, and electronics cooling products primarily for the computer and telecommunications equipment markets in North America, Europe, and Asia from business units in those three areas.

European Operations, which provides heat-transfer products, primarily to European original equipment manufacturers of on-highway and off-highway vehicles and industrial equipment manufacturers.

The Company has assigned specific business units to a segment based principally on these defined markets and their geographical locations.

The Company's three reportable segments offer a broad line of products that can be categorized generally as follows:

Percentage of total company revenue by product
	Years ended March 31
	2003	2002	2001

Modules/Packages*	28%	27%	22%
Radiators & Radiator Cores	26%	27%	29%
Oil Coolers	15%	15%	16%
Charge-Air Coolers	9%	9%	9%
Vehicular Air Conditioning	7%	7%	8%
Building HVAC	6%	7%	7%
Miscellaneous	4%	3%	4%
Electronics	3%	4%	5%
EGR Coolers	2%	1%	0%

*Typically include components such as radiator, oil coolers, charge air cooler, condenser and other purchased components.

Developments and Strategy

We remain committed to the vision of creating value by focusing on customer partnerships and providing innovative solutions for our customer's thermal problems. We continue to focus on the four strategic initiatives we introduced in our 2001-2002 Annual Report - Improving Profitability, Financial Stability, New Products and Technologies, and Strategic Planning and Business Development. We will continue to use our skills and resources to strengthen our position in key traditional markets. At the same time, we will leverage those strengths into new markets that need heat-transfer solutions to solve complex problems.

From a growth perspective, we are seeking creative opportunities to extend our core thermal management strengths into new applications and high-growth markets. In our traditional markets, we will increase our market penetration through longstanding customer relationships, superior technology, improved service, and increased content per vehicle. We are increasing market penetration and content per vehicle by continuing to move from components to systems and by utilizing just-in-sequence assembly plants to provide more value to our customers.

We are also focusing on the most promising new markets and new products. With the acquisition of Thermacore International, Inc. in April 2001, Modine gained entry into the electronics-cooling market. Thermacore competes as a leading supplier in this market, by designing, manufacturing and distributing thermal-management solutions for microprocessors and electronics applications in the computer, telecommunications, networking, and power-semiconductor markets. We examine market opportunities for complementary products in our existing markets as we evaluate potential acquisitions. In addition, we are actively pursuing our next phase of growth, by introducing exhaust gas recirculation (EGR) coolers, investigating multiple uses of CO2 as a refrigerant and capitalizing on the growth in vehicular and stationary fuel cells through our Fuel Cell Products Group.

Like growth, profitability and asset utilization also are critical focuses for Modine. We are concentrating heavily on managing our selling, general, and administrative expenses through numerous cost-saving initiatives, a continuing evaluation of our processes, and control of staff costs. In addition, we continue to evaluate the profitability of current product lines and plants, with the objective of improving our overall returns. Among the businesses we closed and consolidated as part of our restructuring in fiscal year 2002/2003, some were associated with near obsolete technologies, some represented excess capacity and unprofitable business while others presented opportunities for customer and product rationalization.

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

We are located in the following countries:

North America	Europe	South America	Central America	Asia/Pacific

Canada Mexico United States	Austria Belgium United Kingdom France Germany Hungary Italy Netherlands Poland Spain Switzerland	Brazil	El Salvador	Japan Korea Taiwan

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

You can find more information in "Note 27. Segment and Geographic Information" on pages 43-44 of our 2003 Annual Report to Shareholders.

Exports

In addition, the Company exports from North America to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 10%, 11% and 12% for fiscal years ended in 2003, 2002 and 2001 respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 10%, 11% and 12% for fiscal years ended in 2003, 2002 and 2001, respectively. Royalties from foreign licensees were 5%, 13% and 25% of total earnings before the cumulative effect of accounting change and 13%, 13% and 25% as a percentage of total after-tax earnings for the last three fiscal years, respectively. Included in the royalty percentages reported for fiscal 2001 are lump-sum payments received as partial settlement for past infringement of Modine's PF technology. As a percentage of total after-tax earnings these lump-sum payments were 21% for fiscal 2001. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and reported that by agreement it would no longer receive royalty payments from Showa Denko or Mitsubishi in Japan related to its PF technology. Since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents (which expire in 2006), because the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. Since this ruling in Japan does not affect Modine's royalty income outside of Japan, Modine will continue to collect royalties for PF products where its patents have been upheld.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2003 Annual Report to Shareholders and is incorporated herein by reference at Note 27 on pages 43-44 therein.

Competitive Position

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

Customer Dependence

Ten customers accounted for approximately 54% of the Company's sales in the fiscal year ended March 31, 2003. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Deere & Company, Fiat, International Truck and Engine, MAN Truck, NAPA, Paccar and Volkswagen. Two of these customers, BMW and DaimlerChrylser, accounted for approximately 11.4% and 10.6%, respectively, of total Company sales in fiscal 2003. Sales to BMW were made predominantly in the European Operations segment. Sales to DaimlerChrysler were made in the European Operations, Distributed Products, and Original Equipment segments. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to two to three years in duration and may include built-in pricing adjustments.

Backlog of Orders

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity, with the addition of a new facility under construction in Wackersdorf, Germany, is capable of handling the sales volumes expected in fiscal 2004.

Raw Materials

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2004.

Patents

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

Research and Development

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, or the improvement of existing products, processes, and services. Research expenditures in fiscal 2003 amounted to $29,852,000; in fiscal 2002 amounted to $28,632,000; and in fiscal 2001 amounted to $26,985,000. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry- or university- sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental, Health and Safety Matters

Modine continues to refine its environmental programs. Last year, we introduced our Environmental Management System (EMS) which established a global system for responsible environmental care. Our EMS will reduce future liabilities and provide a common framework for the company's future growth. As of March 31, 2003, nine manufacturing facilities have been certified to the internationally recognized ISO14001 standard for environmental management systems. We are actively implementing our EMS at Original Equipment locations world-wide.

For the 2002 calendar year, North American locations achieved a 9% decrease in wastes (normalized for sales dollars). This is the sixth consecutive year of waste reductions, with a 56% overall decrease from 1996 to 2002. In addition, the Company's U.S. locations decreased their reported chemical releases by 29% from 2000-2001, and achieved a 71% decline in reported releases from 1996-2001.

Modine is implementing a world-wide program for monitoring its environmental performance beginning in fiscal 2004. These standardized metrics will provide us with a baseline for the continued reduction of wastes, generation of fewer greenhouse gasses, and the introduction of more environmentally friendly production materials.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund," and under the Resource Conservation and Recovery Act (RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. Although there are currently no known liabilities that might have a material effect on the Company's consolidated net assets, the USEPA has designated Modine as a potentially responsible party (PRP) for remediation of four waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); and H.O.D. Landfill (Illinois). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. However, the Company's potential liability will be significantly less than the total site remediation because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. At the fourth site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2003, March 31, 2002 and March 31, 2001, the Company had accrued $119,000, $119,000 and $21,000, respectively, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The March 31, 2003 liability, related to the N.L. Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA.

An obligation may also arise when a Modine-owned facility is closed or sold. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but may require investigative and/or remedial work to ensure appropriate environmental protection. The Company investigates, and pursues where appropriate, insurance coverage to limit its risk associated with these facilities.

Two of the Company's active manufacturing facilities have been identified as requiring soil and/or groundwater remediation. Environmental liabilities recorded, at March 31, 2003, 2002, and 2001 to cover the investigative work and remediation for sites in the United States and the Netherlands, were $1.0 million, $0.8 million and $0.3 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." It is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

Emerging environmental regulations, as well as the Company's policy to continuously improve upon its environmental management programs, will require capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2003 capital expenditures related to environmental projects were $50,000. Modine currently expects expenditures for environmentally-related capital projects to be about $0.9 million in fiscal 2004.

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled about $2.4 million for the fiscal year ending March 31, 2003. Operating expenses of some facilities may increase during fiscal year 2004 because of such charges but the competitive position of the Company is not expected to change materially. Although some environmental costs may be substantial, the Company has no reason to believe such costs vary significantly from costs incurred by other companies engaged in similar businesses.

The Health and Safety performance of the Company continues to move in a positive direction. Recordable and Lost Workday (LWDII) incident rates in North American facilities improved from the previous year by 23% and 13%, respectively. Over the past five years, Modine has experienced a 68% reduction in its recordable incident rate and a 60% reduction in its LWDII rate. The Company's McHenry, IL and Harrodsburg, KY facilities both became "STAR" plants during 2002. The Modine "STAR" is awarded to those U.S. facilities that achieve 100% compliance with the Company's 23 Health and Safety elements and attain recordable and LWDII rates below the General Industry Average for the preceding twelve month period. The Modine "STAR" program is modeled after the Occupational Safety and Health Administration's (OSHA) Voluntary Protection Program (VPP).

Employees

The number of persons employed by the Company as of March 31, 2003 was approximately 7,400.

Seasonal Nature of Business

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
Fiscal Year Ended March 31	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total
($ In Thousands)
2003	$272,293	$275,308	$271,830	$272,644	$1,092,075
2002	279,145	267,731	268,958	253,353	1,069,187
2001	298,889	282,435	263,762	269,959	1,115,045
2000	289,967	294.493	289,695	294,534	1,168,689
1999	278,074	276,964	289,461	286,620	1,131,119

Five-year Average	283,674	279,386	276,741	275,422	1,115,223

Percent of Year	25%	25%	25%	25%	100%

Working Capital Items

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

Available Information

The Company electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 to the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. As soon as reasonably practicable, these reports are available free of charge on the Company's website, www.modine.com (Investor Relations link).

ITEM 2.   PROPERTIES.

The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky, Lancaster, Pennsylvania and Bonlanden, Germany. Almost all of the Company's manufacturing and larger distribution centers are owned outright. A few manufacturing facilities and numerous regional sales and service centers, distribution centers, and offices are occupied under various lease arrangements.

The Company's principal plants and other facilities during the fiscal year ended 2003, on an operating-segment basis, are as follows:
Type of Facility	Original Equipment	Distributed Products	European Operations	Corporate & Other	Total

Manufacturing	14	11	9	-	34
Distribution	-	5	-	-	5
Sales & Service Centers/Offices	1	19	8	2	30
Sales Branches	-	97	-	-	97
Joint Ventures	-	-	3	2	5

Total	15	132	20	4	171

Those same plants and facilities, on a geographic basis, are as follows:

Type of Facility	North America	Europe	South America	Asia/ Pacific	Central America	Total

Manufacturing	21	12	-	1	-	34
Distribution	4	1	-	-	-	5
Sales & Service Centers/Offices	10	18	-	1	1	30
Sales Branches	97	-	-	-	-	97
Joint Ventures	-	3	1	1	-	5

Total	132	34	1	3	1	171

The Company currently uses its facilities for the purposes as noted above.

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used. Their productive capacity is, from time to time, reduced or expanded as necessary to meet changing market conditions and Company needs. During fiscal 2003, the Company closed two manufacturing facilities in the United States and one manufacturing facility in Germany. These closings were previously announced as part of the fiscal 2002 restructuring plan. Also, during fiscal 2003, the Company completed the sale of its wholly-owned Canadian aftermarket subsidary which included two sales and service centers and one distribution location. Construction of a new assembly facility in Germany began in fiscal 2003. Operations at this facility are expected to begin during the new fiscal year. In addition, the Company completed the construction of its European Technical Center, and the construction of the European wind tunnel is underway. The Company has included in the above figures all of its Aftermarket Sales Branches, even though on an individual basis, none would be considered a principal facility.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from the Company's Annual Report to Shareholders, Page 44, Note 28.

Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 2002-03 and 2001-02. As of March 31, 2003, shareholders of record numbered approximately 5,050; it is estimated that beneficial owners numbered about 17,000.
	2002-03			2001-02
Quarter	High	Low	Dividends	High	Low	Dividends
First	$30.00	$22.26	$ .125	$29.00	$24.06	$ .250
Second	26.00	17.70	.125	32.00	19.50	.250
Third	20.58	15.65	.125	25.75	19.13	.250
Fourth	19.02	12.46	.125	29.08	22.10	.125
TOTAL			$ .500			$ .875

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments). Under the most restrictive covenant, restrictive payments may not exceed $50,000,000 in any fiscal year. Restrictive payments made in fiscal 2003 totaled $17,254,000. This included dividend payments and the shareholder rights redemption, described immediately below. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

On July 17, 2002 the Board of Directors elected to terminate the company's Shareholder Rights Agreement. The plan was terminated by redeeming the rights that were issued under the company's 1986 Shareholders Rights Agreement. The rights were redeemed at a price of $.0125 per right, paid in cash. The total cost of the redemption was $420,000. There was one right attached to each outstanding share of common stock. The redemption payment was made on September 5, 2002 to shareholders of record on August 23, 2002.

ITEM 6.   SELECTED FINANCIAL DATA.
	Fiscal Year ended March 31

	2003(1)	2002(2)	2001(3)	2000	1999(4)

Sales (in thousands)	$1,092,075	$1,069,187	$1,115,045	$1,168,689	$1,131,119
Earnings before cumulative effect of accounting change (in thousands)	34,348	23,345	51,830	66,332	75,085
Cumulative effect of change in accounting for Goodwill impairment - net of tax (in thousands)	(21,692)	-	-	-	-
Net Earnings (in thousands)	12,666	23,345	51,830	66,332	75,085
Total assets (in thousands)	910,818	903,044	937,171	955,871	933,962
Long-term debt (in thousands)	98,556	139,654	137,449	214,585	144,124
Dividends per share	.50	.875	1.00	.92	.84
Net earnings per share of common stock - basic: Before cumulative effect of accounting change	1.03	..70	1.61	2.05	2.31
Cumulative effect of accounting change	(.65)	-	-	-	-
Net earnings - basic:	.38	.70	1.61	2.05	2.31
Net earnings per share of common stock - diluted: Before cumulative effect of accounting change	1.02	..70	1.58	2.01	2.25
Cumulative effect of accounting change	(.64)	-	-	-	-
Net earnings - diluted	.38	.70	1.58	2.01	2.25

(1)  An impairment loss relating to goodwill in accordance with SFAS No. 142 reduced net earnings by $21.7 million and was recorded as a cumulative effect of a change in accounting. See Note 15 and Note 29 from the Company's 2003 Annual Report to Shareholders, pages 38-39 and 46, for further details.

(2)  A restructuring charge reduced net earnings by $5.2 million. See Note 14 and Note 29 from the Company's 2003 Annual Report to Shareholders, pages 37-38 and 46, for further details.

(3)  Patent royalty settlements added $12.7 million to net earnings. See Note 28 from the Company's 2003 Annual Report to Shareholders, pages 44-45, for further details.

(4)  Proceeds from a prior year's non-strategic asset sale and from patent royalty settlements each added $2.3 million to net earnings.

Additional information concerning the comparability of net earnings presented in the table above is hereby incorporated by reference from the Company's 2003 Annual Report to Shareholders, page 21 under the caption "Net Earnings."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information required hereunder is incorporated by reference from the Company's 2003 Annual Report to Shareholders, pages 12-25.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" on Pages 18-19 of the Company's 2003 Annual Report to Shareholders, incorporated by reference in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, for information concerning potential market risks to which the Company is exposed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Statements of Cash Flows, Shareholders' Equity, Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP dated April 30, 2003 appearing on pages 26-46 of the Company's 2003 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2003 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly-owned.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting or financial disclosures between the Company and its auditors.

PART III

ITEMS 10 and 11.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE  COMPENSATION.

The information about directors and executive officers and executive compensation on pages 4-7 and pages 14, 15, 20,21,22 and 25, of the Company's definitive Proxy Statement dated June 13, 2003 under the headings "Election of Directors," "Nominees to be Elected," "Directors Continuing in Service," "Executive Compensation," "Equity Compensation" (excluding the material under the heading "Pension Plan Table") and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.
Executive Officers of Registrant

Name	Age	Position	Officer Since

D. R. Johnson*	61	Chairman	1988
D. B. Rayburn*	55	President and Chief Executive Officer	1991
D. R. Zakos	49	Vice President, General Counsel and Secretary	1985
B. C. Richardson**	44	Vice President, Finance and Chief Financial Officer	2003
C. R. Katzfey	56	Group Vice President	2000
K. A. Feldmann	49	Group Vice President	2000
J. R. Rulseh	47	Group Vice President	2001
A. C. DeVuono	54	Vice President and Chief Technology Officer	1996
R. L. Hetrick	61	Vice President, Human Resources	1989
R. W. Possehl	58	Vice President, Administration	1985
R. S. Bullmore	53	Corporate Controller	1983
G. A. Fahl	48	Environmental, Health & Safety Officer	1998
C. C. Harper	49	Chief Information Officer	1998
D. B. Spiewak	49	Treasurer	1998
M. C. Kelsey***	38	Senior Counsel and Assistant Secretary	2002

*   D. B. Rayburn was named President and Chief Executive Officer on January 15, 2003, reporting to D. R. Johnson, who continued as Chairman. On May 22, 2003, Mr. Johnson announced his retirement, effective June 30, 2003.

**   B. C. Richardson was appointed Vice President, Finance and Chief Financial Officer on May 12, 2003.

***  M. C. Kelsey became an officer on April 1, 2002. Prior to that, she was Senior Counsel.

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except B. C. Richardson, D. B. Spiewak and M. C. Kelsey.

Mr. Richardson joined Modine on May 12, 2003 as Vice President, Finance and Chief Financial Officer. Mr. Richardson came to Modine from BP Amoco, now known as BP, where he spent over 20 years in various positions. His last position at BP Amoco, which he held beginning in 2000, was Chief Financial Officer and Vice President of Performance Management and Control for BP's Worldwide Exploration and Production division.

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

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he or she was elected an officer of Modine.

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's 2002-03 definitive Proxy Statement dated June 13, 2003 at pages 23-25.

The Company's stock option and stock award plans contain certain provisions relating to change-in-control or other specified transactions that may, if authorized by the Officer Nomination and Compensation Committee of the board, accelerate or otherwise release shares granted or awarded under those plans.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information relating to stock ownership on pages 6-9 of the Company's definitive Proxy Statement dated June 13, 2003 under the headings "Principal Shareholders," and "Securities Owned by Management." The Company specifically excludes from this incorporation the information included under the heading "Corporate Governance."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated June 13, 2003 on page 25 under the heading "Transactions."

ITEM 14.   CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report ("Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Report:
Page in Annual Report*

(1) Financial Statements:

Consolidated Statements of Earnings for the years ended March 31, 2003, 2002, and 2001.	26
Consolidated Balance Sheets at March 31, 2003 and 2002.	27
Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001.	28
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2003, 2002, and 2001. 29	29
Notes to Consolidated Financial Statements. 30 - 46	30-46
Report of Independent Accountants. 46	46
* Incorporated by reference from the indicated pages of the 2002-03 Annual Report to Shareholders, attached hereto as Exhibit 13.

Page in Form 10-K

(2) Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedules.	27
Report of Independent Accountants	28
Schedule II - Valuation and Qualifying Accounts for the years ended March 31, 2003, 2002, and 2001. 24	29
(3) Consent of Independent Accountants. 28	32

(4) Notice regarding Consent of Arthur Anderson.	33

(5) Exhibit Index. 16	16

  other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:
Reference Number per Item 601 of Regulation S-K		Page

2	Not applicable.
3(a)	Restated Articles of Incorporation (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).
3(b)	Restated By-Laws (as amended) (filed by reference to the Registrant's current Report on Form 8-K dated January 16, 2002) (ineffective June 30, 2003).
*3(c)	Restated By-Laws (as amended) (effective June 30, 2003).	34
*4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	43
4(c)	Bank One Credit Agreement dated April 17, 2002 (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

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

9	Not applicable
10(a)	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10(b)	Employment Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
*10(c)	Agreement between the Registrant and D. R. Johnson entered into May 19, 2003 relating to retirement benefits	45
10(d)

Employment Agreement between the Registrant and D. B. Rayburn dated May 16, 2001(filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(c) for the fiscal year ended March 31, 2001).

10(e)	Employment Agreement between the Registrant and B. C. Richardson dated May 12, 2003.

NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with Annual Report on Form 10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

10(f)	Employment Agreement between the Registrant and A. C. DeVuono dated May 16, 2001.

NOTE: This Employment Agreement is not materially different from the Employment Agreement between the Registrant and D. B. Rayburn filed with Annual Report on Form 10-K as Exhibit 10(c) for the fiscal year ended March 31, 2001.

10(g)	Change-in-Control Agreement between the Registrant and D. R. Johnson (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10(h)	Change-in-Control Agreement between the Registrant and D. B. Rayburn dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and D. R. Johnson filed with the Annual Report on Form 10-K as Exhibit 10(f) for the fiscal year ended March 31, 2002.

10(i)	Change-in-Control Agreement between the Registrant and B. C. Richardson dated May 12, 2003.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and D. R. Johnson filed with the Annual Report on Form 10-K as Exhibit 10(f) for the fiscal year ended March 31, 2002.

*10(j)	Change-in-Control Agreement (amended and restated) between the Registrant and A. C. DeVuono dated May 20, 1999.	49
10(k)	Change-in-Control Agreement (amended and restated) between the Registrant and D. R. Zakos dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(l)	Change-in-Control Agreement (amended and restated) between the Registrant and C. R. Katzfey dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(m)	Change-in-Control Agreement (amended and restated) between the Registrant and J. R. Rulseh dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(n)	Change-in-Control Agreement (amended and restated) between the Registrant and R. L. Hetrick dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(o)	Change-in-Control Agreement (amended and restated) between the Registrant and R. W. Possehl dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(p)	Change-in-Control Agreement (amended and restated) between the Registrant and R. S. Bullmore dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(q)	Change-in-Control Agreement (amended and restated) between the Registrant and G. A. Fahl dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(r)	Change-in-Control Agreement (amended and restated) between the Registrant and C. C. Harper, Jr. dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(s)	Change-in-Control Agreement (amended and restated) between the Registrant and D. B. Spiewak dated May 20, 1999.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(t)	Change-in-Control Agreement between the Registrant and M. C. Kelsey dated April 1, 2002.

NOTE: This Change-in-Control Agreement is not materially different from the Change-in-Control Agreement between the Registrant and A. C. De Vuono filed with this Annual Report on Form 10-K as Exhibit 10(j).

10(u)	1985 Incentive Stock Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10(v)	1985 Stock Option Plan for Non-Employee Directors (as amended)(filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).
10(w)

Pension and Disability Plan For Salaried Employees of Modine Manufacturing Company (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

10(x)	Executive Supplemental Retirement Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).
*10(y)	Modine Deferred Compensation Plan (as amended).	64
10(z)	1994 Incentive Compensation Plan (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10(aa)	1994 Stock Option Plan for Non-Employee Directors (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).
10(bb)

1995 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10(cc)

1995 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000).

10(dd)	1996 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001).
10(ee)

1996 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K as Exhibit 10(g) for the fiscal year ended March 31, 2001).

10(ff)	1996 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1996 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

10(gg)	1997 Stock Award Plan [a part of the 1994 Incentive Compensation Plan].
Note: The 1997 Stock Award Plan is not materially different from the 1996 Stock Award Plan filed with Annual Report on Form 10-K as Exhibit 10(p) for the year ended March 31, 2001.
10(hh)	1997 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1997 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(ii)	1997 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1997 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for fiscal year ended March 31, 2000.

10(jj)	1998 Stock Award Plan [a part of the 1994 Incentive Compensation Plan].
Note: The 1998 Stock Award Plan is not materially different from the 1996 Stock Award Plan filed with Registrant's Annual Report on Form 10-K as Exhibit 10(p) for the fiscal year ended March 31, 2001.
10(kk)	1998 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1998 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(ll)	1998 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1998 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

10(mm)	1999 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan].

Note: The 1999 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(nn)	1999 Stock Option Agreement [a part of the 1994 Stock Option Plan for Non-Employee Directors].

Note: The 1999 Stock Option Agreement is not materially different from the 1995 Non-Employee Directors Stock Option Agreement filed with the Registrant's Annual Report on Form 10-K as Exhibit 10(l) for the fiscal year ended March 31, 2000.

10(pp)	2000 Stock Award Plan [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(x) for the fiscal year ended March 31, 2000).
10(qq)

2000 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan] (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(y) for the fiscal year ended March 31, 2000).

Note: The 2000 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(rr)	2000 Stock Option Plan for Non-Employee Directors (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(ac) for the fiscal year ended March 31, 2001).
10(ss)

2000 Stock Option Agreement [a part of the 2000 Stock Option Plan for Non-Employee Directors] (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(ad) for the fiscal year ended March 31, 2001).

10(tt)

Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(ae) for the fiscal year ended March 31, 2001).

10(uu)

Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan (filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(af) for the fiscal year ended March 31, 2001).

10(vv)	Modine Manufacturing Company Stock Option Agreements pertaining to 10(tt) and 10(uu) filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
10(ww)	2001 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan]

Note: The 2001 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(xx)	2001 Stock Award Plan [a part of the 1994 Incentive Compensation Plan]

Note: The 2001 Stock Award Plan is not materially different from the 2000 Stock Award Plan filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(ax) for the fiscal year ended March 31, 2000.

10(yy)	2001 Stock Option Agreement [a part of the 2000 Stock Option Plan for Non-Employee Directors].

Note: The 2001 Stock Option Agreement is not materially different from the 2000 Non-Employee Directors Stock Option Agreement filed with Registrant's Annual Report on Form 10-K as exhibit 10(ad) for the fiscal year ended March 31, 2001).

10(zz)	2002 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 Incentive Compensation Plan]

Note: The 2002 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(aaa)	2002 Stock Award Plan [a part of the 1994 Incentive Compensation Plan]

Note: The 2002 Stock Award Plan is not materially different from the 2000 Stock Award Plan filed by reference to the Registrant's Annual Report on Form 10-K as exhibit 10(x) for the fiscal year ended March 31, 2000.

10(bbb)	2002 Incentive Compensation Plan (filed by reference to the Registrant's 2002 Proxy Statement).
10(ccc)	2003 Stock Option Agreements (incentive and non-qualified) [a part of the 1994 and 2002 Incentive Compensation Plans].

Note: The 2003 Stock Option Agreements are not materially different from the 1996 Stock Option Agreements filed with Annual Report on Form 10-K as Exhibit 10(q) for the fiscal year ended March 31, 2001.

10(ddd)	2003 Stock Award Plan [a part of the 1994 and 2002 Incentive Compensation Plans].

Note: The 2003 Stock Award Plan is not materially different from the 2000 Stock Award Plan filed with the Registrant's Annual Report on Form 10-K as exhibit 10(x) for the fiscal year ended March 31, 2000.

*10(eee)	2003 Board of Directors Deferred Compensation Plan.	78
11	Not applicable
12	Not applicable
*13	Incorporated portions of 2002-2003 Annual Report to Shareholders. Except for the portions of the Report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.	95
16	Not applicable
18	Not applicable
*21	List of subsidiaries of the Registrant	157
22	Not applicable
*23(a)	Consent of independent accountants	159
*23(b)	Notice regarding consent of Arthur Andersen	160
24	Not applicable
*99(a)	Appendix (filed pursuant to Item 304 of Regulation S-T).	161
Note: All Exhibits filed herewith are current to the end of the reporting period of the Form 10-K (unless otherwise noted).
*99(b)	Section 906 Certification by President and Chief Executive Officer.	162
*99(c)	Section 906 Certification by Vice President, Finance and Chief Financial Officer.	163
*Filed herewith

Current Reports on Form 8-K:

The following current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year and thereafter:

January 15, 2003, announcing the promotion of David B. Rayburn to President and Chief Executive Officer, his election to the Board of Directors, and an amendment to the Company's by-laws, reflecting the increase in Directors from nine to ten.

January 15, 2003, reporting the financial results of the third fiscal quarter.

May 6, 2003, announcing the financial results for the fourth fiscal quarter and fiscal year end.

May 12, 2003, announcing the appointment of Bradley C. Richardson as Vice President, Finance and Chief Financial Officer.

May 15, 2003, announcing a Board resolution to increase dividend payments.

May 22, 2003, announcing the retirement plans of the Company's Chairman, D. R. Johnson.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 18, 2003	Modine Manufacturing Company By: /s/D. B. Rayburn D. B. Rayburn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.
/s/ D. R. Johnson D. R. Johnson, Chairman	June 18, 2003 Date

/s/ D. B. Rayburn President and Chief Executive Officer	June 18, 2003 Date

/s/ B. C. Richardson Vice President, Finance and Chief Financial Officer	June 18, 2003 Date

/s/ D. R. Zakos Vice President, General Counsel and Secretary	June 18, 2003 Date

/s/ R. J. Doyle Director	June 18, 2003 Date

/s/ F. P. Incropera Director	June 18, 2003 Date

/s/ F. W. Jones Director	June 18, 2003 Date

/s/ D. J. Kuester Director	June 18, 2003 Date

/s/ V. L. Martin Director	June 18, 2003 Date

/s/ G. L. Neale Director	June 18, 2003 Date

/s/ M. C. Williams Director	June 18, 2003 Date

/s/ M. T. Yonker Director	June 18, 2003 Date

SECTION 302 CERTIFICATION

I, David B. Rayburn, certify that:

1. I have reviewed this annual report on Form 10-K of Modine Manufacturing Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 18, 2003

/s/ D. B. Rayburn
David B. Rayburn
President and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Bradley C. Richardson, certify that:

1. I have reviewed this annual report on Form 10-K of Modine Manufacturing Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 18, 2003

/s/ B. C. Richardson
Bradley C. Richardson
Vice President, Finance and Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors
of Modine Manufacturing Company:

Our audits of the consolidated financial statements referred to in our report dated April 30, 2003 appearing in the Fiscal 2003 Annual Report to Shareholders of Modine Manufacturing Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
April 30, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.
SEE EXHIBIT 23(b) FOR FURTHER DISCUSSION

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

We conducted our audits in accordance with auditing standards generally accepted by the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/Arthur Andersen LLP

Arthur Andersen LLP
Lancaster, PA
August 11, 2000

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES

(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2003, 2002 and 2001
($ In Thousands)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2003: Intangible Assets- Accumulated Amortization	$37,337	$23,210(F)	$2,202(B)	$1,567(C)	$61,182

Allowance for Doubtful Accounts	$3,217	$1,233	$(70)(B)	$1,693(A)	$2,687

Valuation Allowance for Deferred Tax Assets	$557	$0	$938(B)	$0	$1,495
2002: Intangible Assets- Accumulated Amortization	$35,302	$9,065	$(330)(B)	$6,700(C)	$37,337

Allowance for Doubtful Accounts	$2,459	$2,086	$(39)(B)	$1,289(A)	$3,217

Valuation Allowance for Deferred Tax Assets	$592	$0	$(35)(B)	$0	$557

2001: Intangible Assets- Accumulated Amortization	$31,232	$6,875	$(390)(B)	$2,415(C)	$35,302

Allowance for Doubtful Accounts	$4,474	$(1,311)	$(54)(B)	$650(A)	$2,459

Valuation Allowance for Deferred Tax Assets	$856	$(237)(E)	$(27)(B)	$0	$592

Notes:
(A) Bad debts charged off during the year.
(B) Translation and other adjustments.
(C) Retirement of fully amortized intangibles
(D) Includes foreign operating losses and tax credit carryforwards.
(E) Includes the effect of new tax rate recently enacted in Germany. (F) Includes SFAS No. 142 Goodwill Impairment of $22,828,000.