Form 10-Q
period 2003-06-26
MODINE MANUFACTURING CO
filed 2003-08-07
CIK 67347

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2003

Commission File Number: 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
1500 DeKoven Avenue, Racine, Wisconsin	53403-2552
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(262) 636-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X	No __

34,161,561 shares of registrant's Common Stock, $0.625 par value, were outstanding on August 7, 2003.

INDEX
Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets -
June 26 and March 31, 2003	3
Consolidated Statements of Earnings -
For the Three Months Ended June 26, 2003 and 2002	4
Consolidated Condensed Statements of Cash Flows -
For the Three Months Ended June 26, 2003 and 2002	5
Notes to Consolidated Condensed Financial Statements	6-15

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	15-18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19-20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	23-24

Signatures	25

PART I Financial Information.
Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
June 26, 2003 and March 31, 2003
(Unaudited)

	June 26, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$70,169	$77,243
Trade receivables, less allowance for
doubtful accounts of $2,944 and $2,687	177,104	161,319
Inventories	137,012	130,812
Deferred income taxes and other current assets	48,843	47,992
Total current assets	433,128	417,366
Noncurrent assets:
Property, plant, and equipment -- net	374,639	359,758
Property held for sale	1,847	1,847
Investment in affiliates	25,729	22,389
Goodwill -- net	32,116	31,593
Other intangible assets -- net	4,428	4,513
Deferred charges and other noncurrent assets	74,112	73,352
Total noncurrent assets	512,871	493,452
Total assets	$945,999	$910,818
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	$11,127	$12,692
Accounts payable	87,138	93,506
Accrued compensation and employee benefits	56,367	47,577
Income taxes	9,895	7,394
Accrued expenses and other current liabilities	31,938	32,094
Total current liabilities	196,465	193,263
Noncurrent liabilities:
Long-term debt	102,199	98,556
Deferred income taxes	38,243	37,370
Other noncurrent liabilities	51,772	51,242
Total noncurrent liabilities	192,214	187,168
Total liabilities	388,679	380,431
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,160 and 34,045 shares, respectively	21,350	21,278
Additional paid-in capital	26,380	24,360
Retained earnings	520,737	514,109
Accumulated other comprehensive loss	(156)	(18,713)
Treasury stock at cost: 272 and 272 shares, respectively	(7,044)	(7,044)
Restricted stock - unamortized value	(3,947)	(3,603)
Total shareholders' equity	557,320	530,387
Total liabilities and shareholders' equity	$945,999	$910,818

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 26, 2003 and 2002
(In thousands, except per-share amounts)
(Unaudited)
	Three months ended June 26
	2003	2002

Net sales	$288,898	$272,293

Cost of sales	214,735	203,740
Gross profit	74,163	68,553
Selling, general, and administrative expenses	59,009	52,979
Restructuring charges/(income)	-	(309)
Income from operations	15,154	15,883
Interest expense	(1,434)	(1,665)
Other income --net	3,462	1,744
Earnings before income taxes and the cumulative
effect of accounting change	17,182	15,962
Provision for income taxes	5,896	5,577
Earnings before cumulative effect of accounting change	11,286	10,385
Cumulative effect of change in accounting for:
Goodwill impairment (net of $1,136 income tax benefit)	-	(21,692)
Net earnings/(loss)	$11,286	$(11,307)
Net earnings/(loss) per share of common stock -- basic:
Before cumulative effect of accounting change	$0.33	$0.31
Cumulative effect of accounting change	-	(0.65)
Net earnings/(loss) -- basic	$0.33	$(0.34)
Net earnings/(loss) per share of common stock -- diluted:
Before cumulative effect of accounting change	$0.33	$0.31
Cumulative effect of accounting change	-	(0.64)
Net earnings/(loss) -- diluted	$0.33	$(0.33)
Dividends per share	$0.1375	$0.125
Weighted average shares - basic	33,846	33,583
Weighted average shares - diluted	33,904	33,842

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Three Months Ended June 26, 2003 and 2002
(Unaudited)
	Three months ended June 26
	2003	2002

Net cash provided by operating activities	$13,733	$28,790
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(14,267)	(8,273)
Proceeds from dispositions of assets	170	24
Other -- net	(159)	(270)
Net cash (used for) investing activities	(14,256)	(8,519)
Cash flows from financing activities:
(Decrease)in short-term debt -- net	-	(188)
Additions to long-term debt	-	65,196
Reductions of long-term debt	(2,751)	(72,539)
Issuance of common stock, including treasury stock	860	3,170
Purchase of treasury stock	-	(913)
Cash dividends paid	(4,660)	(4,203)
Net cash (used for) financing activities	(6,551)	(9,477)
Net (decrease)/increase in cash and cash equivalents	(7,074)	10,794
Cash and cash equivalents at beginning of period	77,243	75,402
Cash and cash equivalents at end of period	$70,169	$86,196

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent auditors, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for reclassifications to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2003 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2004 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2003 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Form 10-K Report for the year ended March 31, 2003.

2.      Significant accounting policies

Stock-based compensation --
Stock based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," Modine's net earnings/(loss) and net earnings/(loss) per share would have been changed as follows below:

(In thousands, except per-share amounts)	Three months ended June 26
	2003	2002

Net earnings before cumulative effect of
accounting change as reported	$11,286	$10,385
Stock compensation expense under fair value method Net earnings before cumulative effect of	(152)	-
accounting change as reported pro forma Net earnings/(loss) as reported Stock compensation expense under fair value method Net earnings/(loss) pro forma	$11,134 $11,286 (152) $11,134	$ 10,385 $(11,307) - $(11,307)
Net earnings per share-before cumulative effect of accounting change (basic) as reported	$0.33	$0.31
Net earnings per share-before cumulative effect of accounting change (basic) pro forma	0.33	0.31

Net earnings/(loss) per share (basic) as reported	$0.33	$(0.34)
Net earnings/(loss) per share (basic) pro forma	0.33	(0.34)
Net earnings per share-before cumulative effect of accounting change (diluted) as reported	$0.33	$0.31
Net earnings per share-before cumulative effect of accounting change (diluted) pro forma	0.33	0.31

Net earnings/(loss) per share (diluted) as reported	$0.33	$(0.33)
Net earnings/(loss) per share (diluted) pro forma	0.33	(0.33)

New Accounting Pronouncements -

Derivative Instruments and Hedging Activities -
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Classification of Certain Financial Instruments with Characteristics of both Liabilities and Equity -
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

3.      Other income -- net

(In thousands)	Three months ended June 26
	2003	2002
Royalty income	$778	$57
Sale of property, equipment, and business	526	7
Equity in earnings of non-consolidated affiliates	509	529
Interest income	325	219
Other non-operating income	1,324	932
Total	$3,462	$ 1,744

4.      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per-share amounts)	Three months ended June 26
	2003	2002

Net earnings/(loss) per share of common stock basic:
Before cumulative effect of accounting change	$0.33	$0.31
Cumulative effect of accounting change	-	($0.65)
Net earnings/(loss) -- basic	$0.33	($0.34)

Net earnings/(loss) per share of common stock diluted:
Before cumulative effect of accounting change	$0.33	$0.31
Cumulative effect of accounting change	-	($0.64)
Net earnings/(loss) -- diluted	$0.33	($0.33)

Numerator:
Before cumulative effect of accounting change Cumulative effect of accounting change	$11,286 -	$10,385 (21,692)
Earnings/(loss) available to common shareholders Denominator:	$11,286	($11,307)
Weighted average shares outstanding - basic	33,846	33,583
Effect of dilutive securities - options*	58	259
Weighted average shares outstanding - assuming dilution	33,904	33,842

* There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

Average market price per share	$19.61	$27.07
Number of shares	2,507	1,210

5.      Comprehensive Earnings

Comprehensive earnings/(loss), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the 3 months ended June 26, 2003 and 2002, were $29,843,000 and $(7,004,000) respectively.

6.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

(In thousands)	June 26, 2003	March 31, 2003
Raw materials	$26,636	$25,274
Work in process	28,940	28,868
Finished goods	81,436	76,670
Total inventories	$137,012	$130,812

7.      Property, Plant, and Equipment

(In thousands)	June 26, 2003	March 31, 2003
Gross, property,
plant & equipment	$798,847	$757,047
Less accumulated depreciation	(424,208)	(397,289)
Net property, plant & equipment	$374,639	$359,758

8.      Restructuring and plant closures

In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. As of June 26, 2003 the major restructuring, integration and cost reduction initiatives were substantially complete. Two manufacturing facilities that were closed as part of the restructuring plan located in St. Paul, Minnesota and LaPorte, Indiana are actively being marketed and expected to be sold during the fiscal year. Final personnel reductions have occurred, with the exception of legal restrictions imposed by foreign countries beyond the Company's control. As of June 26, 2003, 301 employees were terminated and, thus far, have received benefit payments of $3,280,000. The balance in the reserve for termination benefits at June 26, 2003 is $521,000. The remaining $25,000 liability balance in other restructuring consists of lease cancellation charges.

The following table displays the components of the accrued restructuring liability during the first quarter:

(In thousands)	Fiscal 2004
Termination Benefits:
Balance at April 1, 2003	$489
Payments and foreign currency translation	32
Balance at June 26, 2003	$521
Other Restructuring Charges:
Balance at April 1, 2003	$29
Payments	(4)
Balance at June 26, 2003	$25

9.      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during fiscal 2004, by segment and in the aggregate are summarized in the following table:

(In thousands)	Original Equipment	Distributed Products	European Operations	Total

Balance, March 31, 2003	$ 20,344	$ 4,031	$ 7,218	$ 31,593
Fluctuations in foreign currency	-	(17)	540	523
Balance, June 26, 2003	$ 20,344	$ 4,014	$ 7,758	$ 32,116

Additional disclosures related to acquired intangible assets are as follows:

(In thousands)	June 26, 2003		March 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets:
Patents and product technology	$3,951	$2,454	$3,951	$2,388
Non-compete agreements	2,182	2,153	2,182	2,124
Other intangibles	118	118	118	118
Total	6,251	4,725	6,251	4,630
Unamortized Intangible Assets:
Pension Asset	2,902	-	2,892	-
Total intangible assets	$9,153	$4,725	$9,143	$4,630

The aggregate amortization expense for the first quarter ended June 26, 2003, was $95,000. Total estimated annual amortization expense expected for the fiscal years 2004 through 2008 are as follows:

(In thousands)

Fiscal Year	Estimated Amortization Expense

2004	$321
2005	263
2006	263
2007	263
2008	259

10.     Financial Instruments

Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At June 26, 2003 and March 31, 2003 approximately 55% and 52%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

11.     Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leverage derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first quarter of fiscal 2004 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the quarter ended June 26, 2003, $2.6 million of net losses related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

12.    Product Warranties and other Commitments

(In thousands)
Warranty Liability	Amount
Three months ended June 26, 2003:
Balance at March 31, 2003	$12,970
Accruals for warranties issued in current year	2,456
Accruals related to pre-existing warranties	254
Settlements made	(2,582)
Effect of exchange-rate changes on the warranty liability	372
Balance at June 26, 2003	$13,470

Commitments:
At June 26, 2003, the Company had capital expenditure commitments of $39,856,000. Significant commitments include a new manufacturing facility in Germany and tooling and equipment expenditures for new customer programs.

13.     Segment data

(In thousands)
Quarter ended June 26,	2003	2002
Sales :
Original Equipment	$ 115,692	$ 118,617
Distributed Products	84,146	90,349
European Operations	102,285	77,076
Segment sales	302,123	286,042
Eliminations	(13,225)	(13,749)
Total net sales	$ 288,898	$ 272,293
Operating income:
Original Equipment	$ 20,167	$ 20,103
Distributed Products	(368)	4,927
European Operations	13,725	7,245
Segment operating income	33,524	32,275
Corporate & administrative expenses	(18,403)	(16,391)
Eliminations	33	(1)
Other items not allocated to segments	2,028	79
Earnings before income taxes and the
cumulative effect of accounting change	$ 17,182	$ 15,962

(In thousands)

Period ending	June 26, 2003	March 31, 2003

Assets:
Original Equipment	$ 215,224	$ 211,187
Distributed Products	209,163	199,975
European Operations	317,751	285,068
Corporate & Administrative	223,230	233,750
Eliminations	(19,369)	(19,162)
Total assets	$ 945,999	$ 910,818

Assets included in the European Operations segment increased significantly since March 31, 2003 primarily due to the continued strengthening of the Euro against the U.S. dollar by approximately eight percent.

14.     Subsequent Event

On July 1, 2003, an incident occurred at the Company's Jefferson City, Missouri facility, when a Modine employee shot and killed three and seriously injured five Modine employees. A short time later, he shot and killed himself after being confronted by local law enforcement near the Jefferson City Police Department headquarters. A crisis intervention team and employee assistance program personnel were mobilized to Jefferson City to aid in counseling and assist with other issues related to the tragedy. No major disruptions in customer shipments occurred as a result of the unforeseen two-day plant shutdown and, accordingly, the Company does not anticipate that these events will have a significant impact on the Company's revenues reported in the second fiscal quarter. The Company is covering its costs resulting from the incident, including those related to worker's compensation claims, through its insurance policies and self-insurance reserves. At this time, management believes this tragic incident will have no material impact on the Company's financial condition or results of operations.

15.     Contingencies and Litigation

Environmental
The United States Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); and H.O.D. Landfill (Illinois). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. At the fourth site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of June 26, 2003, March 31, 2003 and March 31, 2002, the Company had $119,000 accrued for all respective periods, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The June 26, 2003 accrual, related to the N.L. Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA.

The Company also has recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and the Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure sufficient environmental protection. No significant changes to these accruals were recorded in the first quarter of fiscal 2004.

Employee Agreements --
The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control. In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments which would be required under the employment contracts are estimated to be between approximately a minimum of $6.1 million and $12.3 million depending on incentive payment calculations and other factors which are not determinable until the actual event occurs. The estimate of possible contingent payments as a result of employment contracts has been reduced from March 31, 2003 primarily due to the retirement of D. R. Johnson, who was the Company's Chairman during the first quarter.

Licensee Royalty Payments --
After oral hearings on July 2 and 3, 2003, the European Patent Office upheld the prior revocation of one and further revoked a second of the Company's PF patents. As a result, Modine's PF technology cannot be asserted to be proprietary to the Company in Europe. This decision does not affect Modine's royalty income outside of Europe. Modine did not receive material amounts of royalty income for licensees in Europe prior to the July 2 and 3, 2003 decisions. Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology.

Other
Other recent developments concerning legal proceedings reported in the Modine Manufacturing Company Form 10-K report for the year ended March 31, 2003, are updated in Part II, Other Information, Item 1, Legal Proceedings.

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

RESULTS OF OPERATIONS

Comparison of the First Quarter of 2003-04 with the First Quarter of 2002-03

First quarter net sales of $288.9 million were 6.1% higher than the $272.3 million reported in the first quarter of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $21.4 million when compared to the same quarter last year.

Revenues from the European Operations segment grew by 32.7%, or $25.2 million, from the same quarter last year. Excluding the impact of the stronger Euro in relation to the U.S. Dollar, revenues would have grown by 7.0%. Improved volumes were seen in the European automotive market which were partially offset by softer European heavy-duty and industrial markets. In the Distributed Products segment, revenue declined 6.9%, or $6.2 million. Reduced aftermarket revenues was the major contributor to the decline, and to a lesser extent, weakening was also experienced in the HVAC&R and electronic cooling markets. Revenues from the Original Equipment segment fell by 2.5%, or $2.9 million, from the same quarter last year. Sales declines in the Original Equipment segment were impacted by reduced volume in its off-highway business as the Company evaluates its long-term customer base. Conversely, these reductions were partially offset by improved revenues in the truck division when compared to the first quarter of the prior year.

Gross margin, as a percentage of sales, was 25.7%. This was a 0.5% increase as a percentage of sales from the 25.2% earned in the first quarter of the previous year. Higher gross margins were earned in the European Operations and Original Equipment segments, while lower gross margins were reported in the Distributed Products segment. The major markets experiencing improvements included the North American off-highway, and European automotive and heavy duty & industrial markets, which were partially offset by reduced margins in the aftermarket and electronic cooling markets.

Selling, general and administrative expenses of $59.0 million were up from the prior year's first quarter of $53.0 million. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 40 percent of the overall increase. The largest items contributing to the remaining increase were wages and fringe benefits costs, which included incremental benefits-related expenses of $1.9 million.

Interest expense decreased 13.9%, or $0.2 million, while average outstanding debt levels decreased $37.0 million, or approximately 24.7%, from the same quarter one year ago. The decline in the interest expense was less than the debt level decline primarily due to the fixed interest rate on U.S. based Euro-denominated loans.

Net non-operating income increased by $1.7 million from the same quarter one year ago. Royalty income was up $0.7 million from the first quarter last year. Also, the gain from the sale of property and equipment was up $0.5 million and favorable exchange gains on foreign currency transactions were up $0.3 million compared to the prior year.

The provision for income taxes in the current quarter was $5.9 million compared to last year's first quarter expense of $5.6 million. The effective tax rate of 34.3% was reduced 0.6 percentage points from the prior year. A number of small changes contributed to this reduction in the effective tax rate.

Net earnings were $11.3 million or $0.33 basic and diluted earnings per share for the first quarter of the year. This compares to earnings, before the cumulative effect of the accounting change for goodwill impairment, of $10.4 million, or $0.31 basic and diluted earnings per share, for the first quarter of the prior year. The prior year goodwill impairment charge resulted in a $(0.65) and $(0.64) reduction to basic and diluted earnings per share, respectively. Net losses for the first three months of the prior year, which include a $21.7 million after-tax charge for goodwill impairment reported as an accounting change, were $(11.3) million, or $(0.34) basic and $(0.33) diluted earnings per share. Return on shareholders' equity through the first quarter of the current fiscal year was 8.3%.

Outlook

For the remainder of the fiscal year, management expects the second half of the year will be stronger compared to the prior year, resulting from new program launches in the original equipment business. Improvements are expected for both sales and earnings in the third and fourth quarters. The Company also has been named a development partner in multiple incremental customer programs, which the Company expects will amount to $320 million of sales maturing over the next five years. In addition, the Company expects its continued efforts to drive cost reductions and operational enhancements will result in improvements in the Company's future financial performance. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION

Comparison between June 26, 2003 and March 31, 2003

Current assets

Cash and cash equivalents of $70.2 million decreased $7.1 million from the March 31, 2003 balance. Capital expenditures, debt reductions and the quarterly dividend payment exceeded cash provided by operating activities and the issuance of a modest amount of common stock for employee benefit purposes during the quarter.

Trade receivables of $177.1 million were up $15.8 million (10%) over year-end, primarily due to increased sales volumes, which were up $16.3 million over the previous quarter.

Inventory levels of $137.0 million increased by $6.2 million from year-end and increased $5.1 million from the same time one year ago. Inventory values have increased from year-end primarily due to seasonal builds in the Distributed Products segment, and the currency translation impact resulting primarily from the stronger Euro in relation to the U.S. Dollar.

Deferred income taxes and other current assets increased by $0.9 million from year-end. The largest items contributing to the change were increases in unexpired insurance premiums offset by a reduction in prepaid income taxes.

The current ratio remained the same as year-end at 2.2 to 1. Net working capital increased $12.6 million to $236.7 million. Major items influencing the change were higher trade receivables, inventories, and other current assets together with a reduction in accounts payables and the current portion of long-term debt. These were offset in part by lower cash and cash equivalents, higher accrued compensation and employee benefits, and higher income taxes payable.

Noncurrent assets

Net property, plant and equipment of $376.5 million increased by $14.9 million over year-end. Capital expenditures and foreign currency translation during the quarter were higher than depreciation and retirements. Continued expenditures on the administration building and technical center facilities in Europe, and tooling and other new equipment purchases primarily supporting the North American truck market were among the larger capital expenditures during the first quarter. Outstanding commitments for capital expenditures were $39.9 million at June 26, 2003. More than 75 percent of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations, existing cash reserves, and third party borrowing as required.

Investments in unconsolidated affiliates of $25.7 million increased by $3.3 million from year-end. Favorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., and to a lesser extent, Modine's joint venture company in France, Constructions Mecaniques Mota, S.A., along with equity earnings of $0.5 million recorded for the quarter are responsible for the change from year-end.

Goodwill and intangible assets increased by $0.4 million. Foreign currency translation partially offset by amortization was the main item contributing to the overall change.

Deferred charges and other noncurrent assets increased by $0.8 million. The net increase was primarily the result of changes in deferred pension assets and higher long-term deferred tax assets.

Current Liabilities

Accounts payable and other current liabilities of $175.4 million were $2.3 million higher than in March 2003. Normal timing differences in the level of operating activity and currency fluctuations were responsible for changes in the various components. Accrued income taxes increased $2.5 million from timing differences in making estimated payments.

Debt

Outstanding debt increased $2.1 million to $113.3 million from the March 2003 balance of $111.2 million. Domestic long-term debt increased $0.8 million. The increase in the dollar value of the Euro-denominated loans of $2.6 million was partially offset by a $1.8 million paydown in the quarter. European long-term debt increased by $1.3 million. The increase in the dollar value of the value of the Euro-denominated loans of $2.3 million was partially offset by a $1.0 million paydown in the quarter. There was no outstanding short-term debt at the end of the quarter.

Consolidated available lines of credit increased $0.9 million to $144.3 million during the quarter. Domestically, Modine's unused lines of credit were unchanged at $132.0 million. Foreign unused lines of credit were $12.3 million. Total debt as a percentage of shareholders' equity decreased from 21.0% to 20.3%.

Shareholders' Equity

Total shareholders' equity increased by $26.9 million to a total of $557.3 million. Net income of $11.3 million recorded for the quarter was partially offset by $4.7 million in dividend payments to shareholders. Net favorable foreign currency translation of $18.6 million was reported as the U.S. Dollar weakened against the euro and the Brazilian real during the quarter. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $2.1 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and stock awards granted during the quarter.

Liquidity

The Company expects to meet its future operating and capital-expenditure needs primarily through a combination of current cash balances, internally generated funds and external financing arrangements. The Company expects to make scheduled debt repayments in fiscal 2004 with internally generated funds. The Company believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans. In addition, management believes it is positioned to provide the necessary financial resources to take advantage of potential strategic business opportunities that arise within fiscal 2004.

Environmental

Please see Footnote 15 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the U. S. Dollar and the European currencies, primarily the Euro. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's other comprehensive loss decreased by $18.6 million for the three months ended June 26, 2003 and decreased by $20.5 million for the twelve months ended March 31, 2003. As of June 26, 2003 and March 31, 2003, the company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $91.6 million and $79.2 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9.2 million and $7.9 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	June 26, 2003 Expected Maturity Date

Long-term debt in ($000's)	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (euro)	1,220	3,229	60,971	3,875	3,875	9,217	82,387
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%	-
Fixed rate (GBP)	119	166	174	183	192	366	1,200
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	-

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

	June 26, 2003 Expected Maturity Date

Long-term debt in ($000's)	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (U.S. $)	8,739	-	-	-	-	-	8,739
Average interest rate	5.00%	-	-	-	-	-	-
Fixed rate (euro)	1,220	3,229	60,971	3,875	3,875	9,217	82,387
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%	-
Fixed rate (GBP)	119	166	174	183	192	366	1,200
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	-
Variable rate (U.S.$)	-	-	18,000	-	3,000	-	21,000
Average interest rate	-	-	2.97%	-	3.73%	-	-

Credit Risk
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 55% of the trade receivables balance at June 26, 2003 was concentrated in Company's top ten customers. Modine's history of incurring credit losses from customers has not been material.

Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. The Company is continuing to monitor economic conditions in Brazil and the effect on the Company's equity investment in its 50%-owned affiliate. Year-to-date, the Brazilian real has strengthened against U.S. Dollar and appears to have become more stable. The Company will continue to assess Brazil's economic and political stability. The Company is also continuing to monitor the economic conditions in the United States and globally resulting from current conflicts in Iraq and other areas thought the world.

Commodity Price Risk
The Company is dependent upon the supply of certain raw materials in the production process and has from time to time entered into firm purchase commitments for copper and aluminum alloy. The company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as those relating to personal injury, property damage, or business loss, are asserted against Modine. Modine is also subject to other liabilities that arise in the ordinary course of its business. Many of the pending damages claims are covered by insurance, and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed below, are uncertain, Modine does not expect that any unrecorded liabilities that may result from these matters are reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations.

The Mitsubishi and Showa Litigation; PF Litigation

Over the last 10 years Modine and Showa Aluminum Corporation (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF (Registered Trademark) Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF patents. Based on an unfavorable decision from the Japanese patent office Board of Appeals in March 2002, Modine will no longer receive royalty payments in Japan related to its PF technology from Showa and Mitsubishi. Since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. In the twelve months before the unfavorable decision, royalties from Japanese companies accounted for approximately $2.9 million of pretax income. In July 2002, the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. Depending on the terms of the agreements with these other companies, some will suspend royalty payments pending the outcome of the appeal. Over the last 10 years, Modine has been defending its PF technology in Japan. Modine had estimated a one-time royalty payment of approximately $29.9 million to cover past infringements if the validity of its PF patent in Japan was confirmed.

This ruling in Japan does not affect Modine's royalty income outside of Japan and, therefore, Modine will continue to collect royalties for PF products produced in locations where, to date, its patents have been upheld. After oral hearings on July 2 and 3, 2003, the European Patent Office upheld the prior revocation of one and further revoked a second of the Company's PF patents. As a result, Modine's PF technology cannot be asserted to be proprietary to the Company in Europe. This decision does not affect Modine's royalty income outside of Europe. Modine did not receive material amounts of royalty income for licensees in Europe prior to the July 2 and 3, 2003 decisions. Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology.

Other: In February 2000, Modine filed a complaint against Delphi Automotive Systems Corporation in the U.S. District Court in Milwaukee, Wisconsin, alleging infringement of its PF patent. This litigation is presently inactive.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on July 16, 2003:

1.      Election of Directors. The following were elected to serve as directors of the Company until 2006 or until their successors are elected:

Director	Votes For	Votes Withheld
Frank W. Jones	28,691,451.252	847,960.255
Dennis J. Kuester	28,664,647.731	874,763.776
Michael T. Yonker	28,967,882.37	571,529.137

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

The following exhibits are included for information only unless specifically incorporated by reference in this report:

Reference Number per Item 601 of Regulation S-K		Page

3(a)	Restated Articles of Incorporation (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999).

3(b)	Restated By-Laws (as amended) (filed by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002).

4(a)	Specimen Uniform Denomination Stock Certificate
	of the Registrant (filed by reference to the Registrant's
	Annual Report on Form 10-K for the fiscal year ended
	March 31, 2003).

4(b)	Bank One Credit Agreement dated April 17, 2002
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification by President and	25
	Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Vice President,	27
	Finance and Chief Financial Officer.

32.1*	Section 1350 Certification by President and Chief Executive	29
	Officer

32.2*	Section 1350 Certification by Vice President, Finance	30
	and Chief Financial Officer

99*	Important Factors and Assumptions Regarding	31
	Forwarding-Looking Statements.

*Filed or furnished herewith.

(b)     Reports on Form 8-K:

The Company filed 6 reports on Form 8-K during the period covered by this report, described as follows:

1.	May 6, 2003, announcing the financial results for the fourth fiscal quarter and fiscal year end.

2.	May 12, 2003, announcing the appointment of Bradley C. Richardson as Vice President, Finance and Chief Financial Officer.

3.	May 15, 2003, announcing a Board resolution to increase dividend payments.

4.	May 22, 2003, announcing the retirement plans of the Company's Chairman, D. R. Johnson.

5.	July 16, 2003, announcing the financial results for the quarter ended June 26, 2003.

6.	July 16, 2003, announcing a quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ B. C. Richardson
B. C. Richardson, Vice President, Finance
and Chief Financial Officer

Date: August 7, 2003

By: /s/D. R. Zakos
D. R. Zakos, Vice President, General
Counsel and Secretary