Form 10-Q
period 2003-09-26
MODINE MANUFACTURING CO
filed 2003-11-06
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2003

Commission File Number: 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN (State of other jurisdiction of incorporation or organization	39-0482000 (I. R. S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin (Address of principal executive offices)	53403-2552 (Zip Code)

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

34,199,322 shares of registrant's Common Stock, $0.625 par value, were outstanding on November 6, 2003.

INDEX
Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - September 26 and March 31, 2003	3

Consolidated Statements of Earnings - For the Three Months Ended September 26, 2003 and 2002 and For the Six Months Ended September 26, 2003 and 2002	4

Consolidated Condensed Statements of Cash Flows - For the Six Months Ended September 26, 2003 and 2002	5

Notes to Consolidated Condensed Financial Statements	6-17

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	18-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23-25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25-26

Item 6. Exhibits and Reports on Form 8-K	27-28

Signatures	29

PART I Financial Information.
Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
September 26, 2003 and March 31, 2003
(Unaudited)
	September 26, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$71,794	$77,243
Trade receivables, less allowance for
doubtful accounts of $2,749 and $2,687	160,524	161,319
Inventories	125,112	130,812
Deferred income taxes and other current assets	42,092	47,992
Total current assets	399,522	417,366

Noncurrent assets:
Property, plant, and equipment -- net	367,762	359,758
Property held for sale	1,847	1,847
Investment in affiliates	25,548	22,389
Goodwill -- net	31,788	31,593
Other intangible assets -- net	4,325	4,513
Deferred charges and other noncurrent assets	74,503	73,352
Total noncurrent assets	505,773	493,452
Total assets	$905,295	$910,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	2,432	12,692
Accounts payable	84,899	93,506
Accrued compensation and employee benefits	48,655	47,577
Income taxes	8,875	7,394
Accrued expenses and other current liabilities	30,978	32,094
Total current liabilities	175,839	193,263

Noncurrent liabilities:
Long-term debt	100,519	98,556
Deferred income taxes	37,762	37,370
Other noncurrent liabilities	50,937	51,242
Total noncurrent liabilities	189,218	187,168
Total liabilities	365,057	380,431

Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,190 and 34,045 shares, respectively	21,369	21,278
Additional paid-in capital	26,944	24,360
Retained earnings	520,393	514,109
Accumulated other comprehensive loss	(17,825)	(18,713)
Treasury stock at cost: 281 and 272 shares, respectively	(7,248)	(7,044)
Restricted stock - unamortized value	(3,395)	(3,603)
Total shareholders' equity	540,238	530,387
Total liabilities and shareholders' equity	$905,295	$910,818
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 26, 2003 and 2002
For the six months ended September 26, 2003 and 2002
(In thousands, except per-share amounts)
(Unaudited)

	Three months ended September 26		Six months ended September 26

	2003	2002	2003	2002

Net Sales	$279,059	$275,308	567,957	$547,601
Cost of sales	215,744	207,794	430,479	411,534

Gross profit	63,315	67,514	137,478	136,067
Selling, general, and administrative expenses	60,049	58,117	119,058	111,096
Restructuring (income)/charges	(47)	(1,082)	(47)	(1,391)

Income from operations	3,313	10,479	18,467	26,362

Interest expense	(1,259)	(1,480)	(2,693)	(3,145)
Other income -- net	4,357	574	7,819	2,318

Earnings before income taxes and cumulative effect of accounting change	6,411	9,573	23,593	25,535
Provision for income taxes	2,106	3,303	8,002	8,880

Earnings before cumulative effect of accounting change	4,305	6,270	15,591	16,655

Cumulative effect of change in accounting for:
Goodwill impairment (net of $1,136 income tax benefit)	-	-	-	(21,692)

Net earnings/(loss)	$4,305	$6,270	$15,591	$(5,037)

Net earnings/(loss) per share of common stock - basic
Before cumulative effect of accounting change	$0.13	$0.19	$0.46	$0.50
Cumulative effect of accounting change	-	-	-	(0.65)
Net earnings/(loss) - basic	$0.13	$0.19	$0.46	($0.15)

Net earnings/(loss) per share of common stock - assuming dilution
Before cumulative effect of accounting change	$0.13	$0.19	$0.46	$0.49
Cumulative effect of accounting change	-	-	-	(0.64)
Net earnings/(loss) - assuming dilution	$0.13	$0.19	$0.46	($0.15)

Dividends per share	$0.1375	$0.125	$0.2750	$0.250

Weighted average shares -- basic	33,894	33,637	33,870	33,610
Weighted average shares -- assuming dilution	33,992	33,714	33,948	33,778
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Six Months Ended September 26, 2003 and 2002
(Unaudited)

Six months ended September 26
	2003	2002

Net cash provided by operating activities	$47,983	$76,727

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(34,719)	(17,715)
Proceeds from sale of business	-	1,529
Proceeds from dispositions of assets	284	183
Other -- net	(86)	(38)

Net cash (used for) investing activities	(34,521)	(16,041)

Cash flows from financing activities:
(Decrease)in short-term debt -- net	-	(602)
Additions to long-term debt	-	65,196
Reductions of long-term debt	(11,006)	(113,146)
Issuance of common stock, including treasury stock	1,440	3,298
Purchase of treasury stock	(25)	(952)
Cash dividends paid	(9,320)	(8,828)

Net cash (used for) financing activities	(18,911)	(55,034)

Net (decrease)/increase in cash and cash equivalents	(5,449)	5,652
Cash and cash equivalents at beginning of period	77,243	75,402

Cash and cash equivalents at end of period	$71,794	$81,054
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent auditors, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for reclassifications to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2003 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2004 are not necessarily indicative of the results to be expected for the full year.

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

2.      Significant accounting policies

Stock-based compensation --
Stock based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," Modine's net earnings /(loss) and net earnings/(loss) per share would have been changed as follows:

(In thousands, except per-share amounts)

	Three months ended		Six months ended
	September 26		September 26
	2003	2002	2003	2002

Net earnings before cumulative effect of accounting change as reported	$4,305	$6,270	$15,591	$16,655
Stock compensation expense under fair value method	(375)	(339)	(528)	(339)
Net earnings before cumulative effect of accounting change pro forma	$3,930	$5,931	$15,063	$16,316

Net earnings/(loss) as reported	$4,305	$6,270	$15,591	$(5,037)
Stock compensation expense under fair value method	(375)	(339)	(528)	(339)
Net earnings/(loss) pro forma	$3,930	$5,931	$15,063	$(5,376)

Net earnings per share-before cumulative effect of accounting change (basic) as reported	$0.13	$0.19	$0.46	$0.50
Net earnings per share-before cumulative effect of accounting change (basic) pro forma	$0.12	$0.18	$0.44	$0.49

Net earnings/(loss) per share (basic) as reported	$0.13	$0.19	$0.46	($0.15)
Net earnings/(loss) per share (basic) pro forma	$0.12	$0.18	$0.44	($0.16)

Net earnings per share-before cumulative effect of accounting change (diluted) as reported	$0.13	$0.19	$0.46	$0.49
Net earnings per share-before cumulative effect of accounting change (diluted) pro forma	$0.12	$0.18	$0.44	$0.48

Net earnings/(loss) per share (diluted) as reported	$0.13	$0.19	$0.46	($0.15)
Net earnings/(loss) per share (diluted) pro forma	$0.12	$0.18	$0.44	($0.16)

New Accounting Pronouncements -

Derivative Instruments and Hedging Activities -
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

Classification of Certain Financial Instruments with Characteristics of both Liabilities and Equity -
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No.150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

Variable Interest Entities
On October 9, 2003, the FASB issued a staff interpretation FIN No. 46-6, which deferred the effective date for applying the provisions of Interpretation No. 46 "Consolidation of Variable Interest Entities" until the end of the first interim or annual period ending after December 15, 2003 based on meeting certain conditions. The first condition is that the variable interest entity was created before February 1, 2003, and the second, that the public entity has not issued financial statements reporting that variable interest entity in accordance with Interpretation No. 46, other than in the disclosures required by paragraph 26 of the interpretation. As previously stated in the 2003 Annual Report, we do not believe Interpretation No. 46, as currently written, will have a material effect on our financial condition or result of operations and we continue to provide the disclosures, where appropriate, as provided for in Interpretation No. 46.

3.      Other income -- net

			(In thousands)
	Three months ended September 26		Six months ended September 26

	2003	2002	2003	2002
Royalty income	$1,779	$ 697	$2,557	$ 754
Gain/(loss) on the sale of property,
equipment, and business	243	(2,220)	769	(2,213)
Equity in earnings of non-consolidated affiliates	443	706	952	1,235
Interest income	303	422	628	641
Other non-operating income	1,589	969	2,913	1,901
Total	$4,357	$ 574	$7,819	$2,318

4.      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per-share amounts)

Three months ended September 26				Six months ended September 26
	2003	2002	2003	2002

Net earnings/(loss) per share of common stock basic:
Before cumulative effect of accounting change	$0.13	$0.19	$ 0.46	$0.50
Cumulative effect of accounting change	-	-	-	(0.65)
Net earnings/(loss) - basic	$0.13	$0.19	$ 0.46	($0.15)
Net earnings/(loss) per share of common stock - diluted:
Before cumulative effect of accounting change	$0.13	$0.19	$ 0.46	$0.49
Cumulative effect of accounting change	-	-	-	(0.64)
Net earnings/(loss) - assuming dilution	$0.13	$0.19	$ 0.46	($0.15)
Numerator:
Before cumulative effect of accounting change	$4,305	$6,270	$15,591	$16,655
Cumulative effect of accounting change	-	-	-	(21,692)
Net earnings/(loss) available to common shareholders	$4,305	$6,270	$15,591	($5,037)
Denominator:
Weighted average shares outstanding - basic	33,894	33,637	33,870	33,610
Effect of dilutive securities - options*	98	77	78	168
Weighted average shares outstanding -- assuming dilution	33,992	33,714	33,948	33,778

*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$22.49	$21.55	$21.23	$24.63
Number of shares	2,403	2,522	2,536	1,769

5.      Comprehensive Earnings

Comprehensive earnings/(loss) (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 2003 and 2002 respectively, were ($13,364) and $13,298 for three months then ended, and $16,479 and $6,294 for six months then ended.

6.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

		(In thousands)

	September 26, 2003	March 31, 2003
Raw materials	$ 26,463	$ 25,274
Work in process	27,372	28,868
Finished goods	71,277	76,670
Total inventories	$125,112	$130,812

7.      Property, Plant, and Equipment

		(In thousands)

	September 26, 2003	March 31, 2003

Gross, property,
plant & equipment	$ 788,917	$ 757,047
Less accumulated depreciation	(421,155)	(397,289)
Net property,
plant & equipment	$367,762	$359,758

8.      Restructuring and plant closures

In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. As of September 26, 2003 the major restructuring, integration and cost reduction initiatives were substantially complete. The manufacturing facility that was closed as part of the restructuring plan located in St. Paul, Minnesota is actively being marketed and expected to be sold during the fiscal year. The sale of the LaPorte, Indiana manufacturing facility, closed as part of the restructuring plan, was completed on October 10, 2003 and will be recorded in the third quarter of fiscal 2004. Final personnel reductions have occurred, with the exception of legal restrictions imposed by foreign countries beyond the Company's control. The remaining accrual balance was reduced by $47,000 during fiscal 2004 as the result of an employee who was relocated to another Company facility instead of receiving separation benefits. As of September 26, 2003, 301 employees were terminated and, thus far, have received benefit payments of $3,280,000. The balance in the reserve for termination benefits at September 26, 2003 is $440,000. The remaining $21,000 liability balance in other restructuring consists of lease cancellation charges.

The following table displays the components of the accrued restructuring liability during the first six months:

(In thousands)
Fiscal 2004
Termination Benefits:
Balance at April 1, 2003	$489
Payments and foreign currency translation	(2)
Adjustments	(47)
Balance at September 26, 2003	$440
Other Restructuring Charges:
Balance at April 1, 2003	$29
Payments	(8)
Balance at September 26, 2003	$21

9.      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill through six months ended September 26, 2003, by segment and in the aggregate, are summarized in the following table:

(In thousands)
	Original Equipment	Distributed Products	European Operations	Total

Balance, March 31, 2003	$ 20,344	$ 4,031	$ 7,218	$ 31,593
Fluctuations in foreign currency	-	(17)	212	195
Balance, September 26, 2003	$ 20,344	$ 4,014	$ 7,430	$ 31,788

Additional disclosures related to acquired intangible assets are as follows:

			(In thousands)

	September 26, 2003		March 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized Intangible Assets:

Patents and product technology	$ 3,951	$ 2,519	$ 3,951	$ 2,388
Non-compete agreements	2,132	2,132	2,182	2,124
Other intangibles	118	118	118	118

Total	6,201	4,769	6,251	4,630

Unamortized Intangible Assets:

Pension Asset	2,893	-	2,892	-

Total intangible assets	$ 9,094	$ 4,769	$ 9,143	$ 4,630

The aggregate amortization expense for the six months ended September 26, 2003 was $190,000. Total estimated annual amortization expense expected for the fiscal years 2004 through 2008 are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)
2004	$321
2005	263
2006	263
2007	263
2008	259

10.     Financial Instruments

Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At September 26, 2003 and March 31, 2003 approximately 50% and 52%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advance payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

11.     Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first six months of fiscal 2004 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the second quarter and six months ended September 26, 2003, $0.3 million and $2.9 million, respectively, in losses related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

12.     Product Warranties and other Commitments

(In thousands)
Warranty Liability	Amount

Three months ended September 26, 2003:
Balance at June 26, 2003	$13,470
Accruals for warranties issued in current year	2,204
Accruals related to pre-existing warranties	228
Settlements made	(2,756)
Effect of exchange-rate changes on the warranty liability	(370)
Balance at September 26, 2003	$12,776

Six months ended September 26, 2003:
Balance at March 31, 2003	$12,970
Accruals for warranties issued in current year	4,660
Accruals related to pre-existing warranties	482
Settlements made	(5,338)
Effect of exchange-rate changes on the warranty liability	2
Balance at September 26, 2003	$12,776

Commitments:
At September 26, 2003, the Company had capital expenditure commitments of $33,657,000. Significant commitments include a new manufacturing facility and wind tunnel in Germany and tooling and equipment expenditures for new customer programs.

Indemnification Agreements:
Subsequent to the end of the second quarter, the Company completed the sale of its LaPorte, Indiana manufacturing facility that was being "held for sale" on the Company's Balance Sheet. As part of the sales agreement, Modine provided an indemnification agreement to the purchaser and the purchaser's lending institution relating to certain environmental matters, including potential future claims brought by third parties or governmental agencies. This limited indemnification obligation is for a period of fifteen years. The Company does not expect this indemnification agreement to have a material impact on its financial condition. As previously noted in the Company's 2003 Annual Report, the Company has obtained specific insurance coverage for environmental claims that might occur relating to the LaPorte facility and two other Company facilities. This coverage was obtained for a 10-year period and is limited to a total of $25,000,000.

13.     Segment data

		(In thousands)
Quarter ended September 26,	2003	2002
Sales:
Original Equipment	$110,915	$115,128
Distributed Products	96,949	95,788
European Operations	82,271	79,740
Segment sales	290,135	290,656
Eliminations	(11,076)	(15,348)
Total net sales	$279,059	$275,308
Operating income:
Original Equipment	$ 13,299	$ 18,666
Distributed Products	2,829	2,019
European Operations	6,297	5,848
Segment operating income	22,425	26,533
Corporate & administrative expenses	(19,148)	(16,098)
Eliminations	36	44
Other items not allocated to segments	3,098	(906)
Earnings before income taxes and
cumulative effect of accounting change	$ 6,411	$ 9,573

		(In thousands)
Six Months ended September 26,	2003	2002
Sales:
Original Equipment	$226,607	$233,745
Distributed Products	181,095	186,137
European Operations	184,556	156,816
Segment sales	592,258	576,698
Eliminations	(24,301)	(29,097)
Total net sales	$567,957	$547,601
Operating income:
Original Equipment	$ 33,466	$ 38,769
Distributed Products	2,461	6,946
European Operations	20,022	13,094
Segment operating income	55,949	58,809
Corporate & administrative expenses	(37,551)	(32,489)
Eliminations	69	42
Other items not allocated to segments	5,126	(827)
Earnings before income taxes and
cumulative effect of accounting change	$ 23,593	$ 25,535

		(In thousands)
	September 26,	March 31,
Period ending	2003	2003
Assets:
Original Equipment	$ 208,749	$ 211,187
Distributed Products	201,314	199,975
European Operations	296,991	285,068
Corporate & Administrative	215,383	233,750
Eliminations	(17,142)	(19,162)
Total assets	$ 905,295	$ 910,818

14.     Subsequent Event

On October 10, 2003, the Company completed the sale of its closed LaPorte, Indiana manufacturing facility and other associated assets, consisting of property, plant and equipment. The facility had been closed as part of a restructuring that began in November of 2001 and is classified as "held for sale" on the Company's September 2003 balance sheet. The sale price consisted of $1,520,000 in cash and a $380,000 promissory note and second mortgage. The Company currently estimates that it will recognize in fiscal 2004 a pre-tax gain from the sale of the facility and other assets of approximately $550,000. As part of the sales agreement, the Company made certain contractual guarantees and representations to the purchaser. Included among those representations and guarantees is an indemnification agreement on environmental matters, which is described in Note 12 "Product warranties, guarantees and other commitments" and Note 15 "Contingencies and litigation" to the consolidated financial statements.

15.     Contingencies and Litigation

Environmental
The United States Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); and H.O.D. Landfill (Illinois). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. At the fourth site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of September 26, 2003, March 31, 2003 and March 31, 2002, the Company had $119,000 accrued for all respective periods, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The September 26, 2003 accrual, related to the N.L. Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA.

The Company also has recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and the Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigation and /or remedial work to ensure sufficient environmental protection. No significant changes to these accruals were recorded in the first six months of fiscal 2004.

Subsequent to the end of the quarter, the Company completed the sale of its LaPorte, Indiana manufacturing facility, which ceased operations in fiscal 2003. As part of the sale, the Company agreed to perform certain environmental cleanup and monitoring activities and to submit an application to enter Indiana's Voluntary Remediation Program. The Company will record in the third quarter of fiscal 2004 $218,000 in remediation expense accruals to cover the anticipated costs of these activities.

Employee Agreements --
The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. There have been no significant changes to these agreements during the second quarter.

Licensee Royalty Payments --
After oral hearings on July 2 and 3, 2003, the European Patent Office upheld the prior revocation of one and revoked a second of the Company's PF patents. As a result, Modine's PF technology cannot be asserted to be proprietary to the Company in Europe. This decision does not affect Modine's royalty income outside of Europe. Modine did not receive material amounts of royalty income from licensees in Europe prior to the July 2 and 3, 2003 decisions. Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology. The Company has accrued the expected legal costs resulting from these litigation decisions.

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

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 2003-04 with the Second Quarter of 2002-03

Second quarter net sales of $279.1 million were 1.4% higher than the $275.3 million reported in the second quarter of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $13.5 million when compared to the same quarter last year.

Revenues from the European Operations segment grew by 3.2%, or $2.5 million, from the same quarter last year. Excluding the impact of the stronger Euro in relation to the U.S. Dollar, revenues would have declined by 12.0%. Volume declines recorded in the European automotive & heavy-duty and industrial markets, were more than offset by a favorable impact in the exchange rate. In the Distributed Products segment, revenue increased 1.2%, or $1.2 million. Increased revenues in the electronics cooling markets were partially offset by small declines in Aftermarket and HVAC&R revenues. Revenues from the Original Equipment segment fell by 3.7% or $4.2 million, from the same quarter last year. Sales declines in the Original Equipment segment were impacted by reduced volume in its heavy duty and industrial business resulting from customer and product rationalization relative to the fiscal 2002 restructuring plan. In addition, smaller revenue reductions also occurred in the Truck and Automotive divisions when compared to the second quarter of the prior year.

Gross profit, as a percentage of sales, was 22.7%. This was a 1.8% decrease as a percentage of sales from the 24.5% earned in the second quarter of the previous year. Lower gross margins were reported across all segments. Improved margins occurred in the North American and European heavy duty markets as well as the Aftermarket. The Company's heavy duty markets are benefiting from the restructuring program initiated in the third quarter of fiscal 2002. These improvements were offset by declines in the remainder of the Company markets for the second quarter. Declines in the truck market were primarily driven by new program launch costs and costs associated with a program scope change.

Selling, general and administrative expenses of $60.0 million increased by 3.3% from the prior year's second quarter of $58.1 million. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 60 percent of the overall increase. The largest items contributing to the remaining increase were wages, fringe benefits and other personnel-related benefits, which were offset in part by reductions in litigation costs.

Income from operations of $3.3 million decreased by $7.2 million, or 68.4% over the same quarter last year. The Original Equipment segment decreased 28.8% to $13.3 million from $18.7 million a year ago. Current quarter results were negatively impacted by continued pricing pressure, new program launch costs, costs associated with a program scope change and the effects of a one and one-half week-long supplier strike at BMW. The Distributed Products segment increased 40.2% to $2.8 million from $2.0 million a year ago. The segment benefited from reductions in litigation costs, which were partially offset by lower operating income from the electronics cooling and HVAC&R markets. The European Operations segment increased 7.7% to $6.3 million from $5.8 million one year ago. Major influences were the stronger Euro in relation to the Dollar, lower selling, general and administration costs, as well as savings from the restructuring in the heavy-duty business offset in part by lower volumes in both the truck and automotive markets.

Interest expense decreased 14.9%, or $0.2 million, while average outstanding debt levels decreased $13.5 million, or approximately 11.1%, from the same quarter one year ago. The decline in the interest expense was more than the debt level decline primarily due to the exchange rate fluctuations on Euro-denominated loans.

Net non-operating income increased by $3.8 million from the same quarter one year ago. The prior year's quarter included the sale of Modine's Aftermarket operations in Canada, Modine of Canada, Ltd., resulting in a $1.7 million pre-tax loss. Royalty income was up $1.1 million from the second quarter last year. Also, the gain from the sale of property and equipment was up $0.8 million and favorable exchange gains on foreign currency transactions were up $0.6 million compared to the prior year. Equity in earnings of non-consolidated affiliates was down $0.3 million from the second quarter last year.

The provision for income taxes in the current quarter was $2.1 million compared to last years' second quarter expense of $3.3 million. The effective tax rate of 32.8% was reduced 1.7 percentage points from the prior year. The main item contributing to the overall reduction recorded in the quarter was the capital loss carryover resulting from the sale of the Company's Canadian subsidiary in the prior year. No other major items contributed to the reduction in the effective tax rate.

Net earnings for the quarter of $4.3 million, or $0.13 basic and diluted earnings per share were down when compared to last year's second quarter net earnings of $6.3 million, or $0.19 basic and diluted earnings per share. Return on shareholders' equity through the second quarter of the current fiscal year was 3.1%.

Comparison of the First Six Months of 2003-04 with the First Six Months of 2002-03

Net sales for the first six months of fiscal 2003-04 were $568.0 million, up 3.7% from the $547.6 million reported in the same period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $34.9 million, when compared to the first six months of last year.

Overall, changes in the Company's segment sales were mixed for the first six months of the year. The European Operations segment declined by 2.2% in local currency from year-ago levels, but finished higher in dollars due to the favorable currency translation impact of $31.2 million recorded in the first half of the year. In the Original Equipment segment, sales declined 3.1%. Sales declines in the Original Equipment segment were impacted by weaker markets and the customer and product rationalization strategy in the heavy duty & industrial market. Lower sales were recorded in the automotive markets, while sales improvements were generated in the truck market. The Distributed Products segment weakened by 2.7%. Reduced Aftermarket revenues was the major contributor to the decline, and to a lesser extent, weakening was also experienced in the HVAC&R market, which was offset by marginal increases in the electronics cooling market.

Gross profit of 24.2% was down 0.6 percentage points from the first six months of the previous year. Material costs, as a percentage of sales, was the largest driver in the reduction in gross profit. Gross profits, in dollars, grew in the European Operations segment by 30%, while declining in the Distributed Products and Original Equipment segment by 10% and 6%, respectively.

Selling, general and administrative expenses of $119.1 million, or 21.0% of sales, increased 0.7 percentage points when compared to the first six months of last year. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 50 percent of the overall increase. The largest items contributing to the remaining increase were wages, fringe benefits and other personnel-related benefits (in particular the acceleration of retirement-related benefits associated with the retirement of the Company's Chairman, Donald R. Johnson), offset in part by reductions in litigation costs.

Operating income at $18.5 million, or 3.3% of sales, was down 1.5 percentage points from the $26.4 million, or 4.8% of sales, in the first half of the previous year. The Original Equipment segment decreased 13.7% to $33.5 million from $38.8 million one year ago. Current year results were negatively impacted by continued pricing pressure, new program launch costs, costs associated with a program scope change and a one and one-half week-long supplier strike at BMW. The Distributed Products segment decreased 64.6% to $2.5 million from $6.9 million one year ago. The Company continues to experience weakness in both the Aftermarket and electronics markets. The European Operations segment increased 52.9% to $20.0 million from $13.1 million one year ago. Major influences were the stronger Euro in relation to the Dollar, lower selling, general and administration costs, as well as savings from the restructuring in the heavy-duty business.

Interest expense declined $0.5 million, or just over 14% from the same six month-period one year ago. Average outstanding debt levels for the six months declined $23.5 million, or approximately 17.6% from the same period one year ago. The decline in the interest expense was less than the debt level decline primarily due to exchange rate fluctuations on Euro-denominated loans.

Net non-operating income increased by $5.5 million from the same six-month period one year ago. The prior year's quarter included the sale of Modine's Aftermarket operations in Canada, Modine of Canada, Ltd., resulting in a $1.7 million pre-tax loss. Royalty income was up $1.8 million from the first six months of last year. Also, the gain from the sale of property and equipment was up $1.3 million and favorable exchange gains on foreign currency transactions were up $0.9 million compared to the prior year. Equity in earnings of non-consolidated affiliates was down $0.3 million from the prior year.

The provision for income taxes in the first six months was $8.0 million compared to last years' first six months' expense of $8.9 million. The effective tax rate on earnings before the cumulative effect of accounting change of 33.9% declined by 0.9 percentage points from the 34.8% reported in the prior year. The primary reason for the overall reduction in the effective tax rate was the capital loss carryover resulting from the sale of the Company's Canadian subsidiary in the prior year.

Net earnings were $15.6 million or $0.46 basic and diluted earnings per share for the first six months of the year. This compares to earnings, before the cumulative effect of the accounting change for goodwill impairment, of $16.7 million, or $0.50 basic and $0.49 diluted earnings per share, for the first six months of the prior year. The prior year goodwill impairment charge resulted in a $(0.65) and $(0.64) reduction to basic and diluted earnings per share, respectively. Net losses for the first six months of the prior year, which include a $21.7 million after-tax charge for goodwill impairment reported as an accounting change, were $(5.0) million, or $(0.15) basic and diluted earnings per share. Return on shareholders' equity through the second quarter of the current fiscal year was 5.8%.

Outlook for the Remainder of the Year

For the remainder of the fiscal year, management expects that a stronger second half of the fiscal year will generate both sales and earnings growth on a full year basis. The program launch expenses incurred in the first half of the year will support this growth. A number of new business programs, including the BMW X3 sport utility vehicle, programs in North America with the Chrysler Group, and new/incremental engine-related programs in both North America and Europe, have been launched or will begin during the second half of the year. Growth with EGR (exhaust gas recirculation) programs is also expected, associated with additional Volkswagen business. The Company continues to manage challenges in the Aftermarket and electronics businesses. The Company also has been named a development partner in multiple incremental customer programs, which the Company expects will amount to $320 million of sales in our original equipment segments maturing over the next five years. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION

Comparison between September 26, 2003 and March 31, 2003

Current assets

Cash and cash equivalents of $71.8 million decreased $5.4 million from the March 31, 2003 balance. Capital expenditures, debt reductions and the dividend payments during the six months exceeded cash provided by operating activities and the issuance of a small amount of common stock during the six months.

Trade receivables of $160.5 million were down $0.8 million over year-end.

Inventory levels of $125.1 million decreased by $5.7 million from year-end. Factors influencing the change were seasonal fluctuations in the Distributed Products segment offset in part by increases in the European Operations segment related to an automotive supplier strike and a decline in sales in the Heavy Duty market.

Deferred income taxes and other current assets declined by $5.9 million from year-end. The largest items contributing to the change were reductions in prepaid income tax assets and unbilled customer tooling, offset in part by an increase in prepaid insurance due to timing and duration of policy renewals.

The current ratio increased from 2.2 to 1 to 2.3 to 1. Net working capital decreased $0.4 million to $223.7 million. Major items influencing the change were lower cash and cash equivalents, lower inventories, and other current assets together with a reduction in the current portion of long-term debt, accounts payable and other current liabilities. These were offset in part by higher accrued compensation and employee benefits, and lower income taxes payable.

Noncurrent assets

Net property, plant and equipment, including property held for sale, of $369.6 million increased by $8.0 million over year-end. Capital expenditures and foreign currency translation during the six months were higher than depreciation and retirements. Continued expenditures for a new facility in Wackersdorf, Germany, administration building and technical center facilities elsewhere in Europe, and tooling and other new equipment purchases primarily supporting the North American truck market were among the larger capital expenditures during the first six months. Outstanding commitments for capital expenditures were $33.7 million at September 26, 2003. More than 75 percent of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $25.5 million increased by $3.2 million from year-end. Equity earnings of affiliates were $1.0 million for the first six months of fiscal 2004. The remainder of the change resulted from a favorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., and to a lesser extent, Modine's joint venture company in France, Constructions Mecaniques Mota, S.A. in the first six months of fiscal 2004.

Goodwill increased by $0.2 million to $31.8 million. This increase was the result of fluctuations in foreign currency exchange rates. Intangible assets decreased by $0.2, which is primarily amortization expense recorded in the first six months of the current year.

Deferred charges and other noncurrent assets increased by $1.2 million. The net increase was primarily the result of continuing recognition of a change in deferred pension assets.

Current Liabilities

Accounts payable and other current liabilities of $164.5 million were $8.6 million higher than in March 2003. Normal timing differences in the level of operating activity were responsible for changes in the various components. Accrued income taxes increased $1.5 million from timing differences in making estimated payments.

Debt

Outstanding debt decreased $8.2 million to $103.0 million from the March 2003 balance of $111.2 million. Domestic long-term debt decreased $10.5 million, due to scheduled payments net of final settlements on previous acquisitions and equity investments. The remaining change in domestic long-term debt of $2.9 million was due to the increase in the dollar value of the Euro-denominated loans. European long-term debt decreased by $0.7 million, which included payments of $1.0 million offset by $0.3 million in currency translation due to the stronger Euro in relation to the U.S. Dollar. The balance of long-term debt due within the next twelve months stood at $2.4 million, while there was no outstanding short-term debt at the end of the quarter.

Consolidated available lines of credit increased $0.2 million in the first six months to $143.6 million at September 26, 2003. Domestically, Modine's unused lines of credit were unchanged at $132.0 million. Foreign unused lines of credit were $11.6 million. Total debt as a percentage of shareholders' equity decreased from 21.0% at year-end to 19.1%.

Shareholders' Equity

Total shareholders' equity increased by $9.9 million to a total of $540.2 million. Retained earnings increased by $6.3 million. The additions to retained earnings included $15.6 million net earnings reported year-to-date, offset in part by $9.3 million in dividend payments. Net favorable foreign currency translation of $0.9 million was reported as the U.S. Dollar weakened against the Euro and the Brazilian Real during the first six months. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $2.7 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plans requirements. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises.

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the U. S. Dollar and the European currencies, primarily the Euro. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's other comprehensive loss decreased by $0.9 million for the six months ended September 26, 2003 and decreased by $20.5 million for the twelve months ended March 31, 2003. As of September 26, 2003 and March 31, 2003, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $85.2 million and $79.2 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.5 million and $7.9 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has certain foreign-denominated long-term debt obligations that are sensitive to foreign currency exchange rates. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of September 26, 2003, the foreign-denominated long-term debt matures as follows:

	(Dollars in thousands)
Years ending March 31	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (Euro)	983	3,009	61,005	3,611	3,611	8,607	80,826
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%
Floating rate (GBP)	78	160	169	178	186	354	1,125
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Interest Rate Risk
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has not entered into any interest rate derivative instruments. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of September 26, 2003, long-term debt matures as follows:

	(Dollars in thousands)
Years ending March 31	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (Euro)	983	3,009	61,005	3,611	3,611	8,607	80,826
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%
Floating rate (GBP)	78	160	169	178	186	354	1,125
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable rate (U.S.$)	-	-	18,000	-	3,000	-	21,000
Average interest rate	-	-	1.90%	-	1.10%	-

Credit Risk
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 50% of the trade receivables balance at September 26, 2003 was concentrated in the Company's top ten customers. Credit losses to customers in markets served by the Company have not been material.

Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. The Company is continuing to monitor economic conditions in Brazil and the effect on the Company's equity investment in its 50%-owned affiliate. Year-to-date, the Brazilian Real has strengthened against U.S. Dollar and appears to have become more stable. The Company will continue to assess Brazil's economic and political stability. The Company is also continuing to monitor the economic conditions in the United States and globally resulting from current conflicts in Iraq and other areas throughout the world.

Commodity Price Risk
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has from time to time entered into firm purchase commitments for copper, aluminum alloy, and natural gas. The company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding.

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

The Mitsubishi and Showa Litigation

Over the last 10 years Modine and Showa Denko (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF® Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF technology. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and believed and reported that it would no longer receive royalty payments in Japan related to its PF technology. However, since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. Pursuant to the terms of these license agreements, royalty payments continue pending any appeal. In July 2002, the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. A decision from the Tokyo High Court is expected in the third fiscal quarter of this year. In the event of an adverse decision, royalties currently being paid by these Japanese companies may cease. The timing of any cessation of royalty income would be primarily dependent upon any decision by Modine to commence a further appeal, and the date the adverse decision becomes final.

A final ruling in Japan does not affect Modine's royalty income outside of Japan. Modine will continue to collect royalties for PF products produced in the United States where, to date, its patents have been upheld.

In Europe, after oral hearings on July 2 and 3, 2003, the European Patent Office upheld the prior revocation of one and revoked a second of the Company's PF patents. As a result, Modine's PF technology cannot be asserted to be proprietary to the Company in Europe. This decision does not affect Modine's royalty income outside of Europe. Modine did not receive material amounts of royalty income for licenses in Europe prior to the July 2 and 3, 2003 decisions.

Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology. The Company has accrued the expected legal costs resulting from these litigation decisions.

Modine v. Delphi

In February 2000, Modine filed a complaint against Delphi Automotive Systems Corporation in the U.S. District Court in Milwaukee, Wisconsin, alleging infringement of its PF patent. This litigation is presently inactive and there were no developments during the second quarter.

Kawasaki Robotics (USA), Inc. v. Modine

Kawasaki Robotics brought a breach of contract action against Modine on January 24, 2001 and Modine brought a counterclaim against Kawasaki Robotics. This action arose from a contract between the parties for the construction of an arc welding system. Kawasaki Robotics and Modine filed motions seeking summary judgment. On September 30, 2003, the United States District Court for the Eastern District of Michigan, Southern Division, granted Kawasaki's motion and denied Modine's motion. Modine filed a Motion for Reconsideration on October 17, 2003. Kawasaki Robotics has alleged $337,000 in damages plus attorney's fees and costs. Modine's counterclaim against Kawasaki Robotics alleged damages to Modine of $75,000. In the event the Court does not grant Modine's Motion for Reconsideration, the Court will schedule a trial on damages.

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification by President and	30
	Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Vice President,	31
	Finance and Chief Financial Officer.

32.1*	Section 1350 Certification by President and Chief Executive	32
	Officer

32.2*	Section 1350 Certification by Vice President, Finance	33
	and Chief Financial Officer

99*	Important Factors and Assumptions Regarding	35
	Forwarding-Looking Statements.

*Filed herewith.

(b)     Reports on Form 8-K:

The Company filed five reports on Form 8-K, described as follows:

1.  July 16, 2003, announcing the financial results for the quarter ended June 26, 2003.

2.  July 16, 2003, announcing a quarterly dividend.

3.  October 15, 2003, announcing the financial results for the quarter ended September 26, 2003.

4.  October 15, 2003, announcing a quarterly dividend.

5.  October 16, 2003, amending Form 8-K filed on October 15, 2003, regarding second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2003

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ B. C. Richardson
B. C. Richardson, Vice President,
   Finance and Chief Financial Officer

By: /s/ D. R. Zakos
D. R. Zakos, Vice President, General
   Counsel and Secretary