Form 10-Q
period 2003-12-26
MODINE MANUFACTURING CO
filed 2004-02-06
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 26, 2003

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

34,319,087 shares of registrant's Common Stock, $0.625 par value, were outstanding on February 6, 2004.

INDEX
Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - December 26 and March 31, 2003	3

Consolidated Statements of Earnings - For the Three Months Ended December 26, 2003 and 2002 and For the Nine Months Ended December 26, 2003 and 2002	4

Consolidated Condensed Statements of Cash Flows - For the Nine Months Ended December 26, 2003 and 2002	5

Notes to Consolidated Condensed Financial Statements	6-19

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	20-25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25-27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27-28

Item 6. Exhibits and Reports on Form 8-K	29-30

Signatures	31

PART I Financial Information.
Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share amounts)
December 26, 2003 and March 31, 2003
(Unaudited)
	December 26, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 83,378	$ 77,243
Trade receivables, less allowance for
doubtful accounts of $3,113 and $2,687	170,618	161,319
Inventories	127,397	130,812
Deferred income taxes and other current assets	43,929	47,992
Total current assets	425,322	417,366

Noncurrent assets:
Property, plant, and equipment -- net	385,348	359,758
Property held for sale	838	1,847
Investment in affiliates	27,304	22,389
Goodwill -- net	32,431	31,593
Other intangible assets -- net	4,269	4,513
Deferred charges and other noncurrent assets	75,766	73,352
Total noncurrent assets	525,956	493,452
Total assets	$951,278	$910,818

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	3,318	12,692
Accounts payable	94,646	93,506
Accrued compensation and employee benefits	51,854	47,577
Income taxes	11,981	7,394
Accrued expenses and other current liabilities	35,742	32,094
Total current liabilities	197,541	193,263

Noncurrent liabilities:
Long-term debt	98,668	98,556
Deferred income taxes	37,766	37,370
Other noncurrent liabilities	53,006	51,242
Total noncurrent liabilities	189,440	187,168
Total liabilities	386,981	380,431

Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,227 and 34,045 shares, respectively	21,392	21,278
Additional paid-in capital	27,591	24,360
Retained earnings	528,039	514,109
Accumulated other comprehensive loss	(2,386)	(18,713)
Treasury stock at cost: 281 and 272 shares, respectively	(7,248)	(7,044)
Restricted stock - unamortized value	(3,091)	(3,603)
Total shareholders' equity	564,297	530,387
Total liabilities and shareholders' equity	$951,278	$910,818
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended December 26, 2003 and 2002
For the nine months ended December 26, 2003 and 2002
(In thousands, except per-share amounts)
(Unaudited)

	Three months ended December 26		Nine months ended December 26

	2003	2002	2003	2002

Net Sales	$310,799	$271,830	$878,756	$819,431
Cost of sales	236,366	204,194	666,845	615,728

Gross profit	74,433	67,636	211,911	203,703
Selling, general, and administrative expenses	60,155	52,905	179,213	164,001
Restructuring (income)	(21)	(291)	(68)	(1,682)

Income from operations	14,299	15,022	32,766	41,384

Interest expense	(1,316)	(1,410)	(4,009)	(4,555)
Other income -- net	5,180	2,108	12,999	4,426

Earnings before income taxes and cumulative effect of accounting change	18,163	15,720	41,756	41,255
Provision for income taxes	5,845	6,108	13,847	14,988

Earnings before cumulative effect of accounting change	12,318	9,612	27,909	26,267

Cumulative effect of change in accounting for:
Goodwill impairment (net of $1,136 income tax benefit)	-	-	-	(21,692)

Net earnings	$ 12,318	$ 9,612	$ 27,909	$ 4,575

Net earnings per share of common stock -- basic
Before cumulative effect of accounting change	$0.36	$0.29	$0.82	$ 0.79
Cumulative effect of accounting change	-	-	-	(0.65)
Net earnings -- basic	$0.36	$0.29	$0.82	$ 0.14

Net earnings per share of common stock -- assuming dilution
Before cumulative effect of accounting change	$0.36	$0.29	$0.82	$ 0.78
Cumulative effect of accounting change	-	-	-	(0.64)
Net earnings - assuming dilution	$0.36	$0.29	$0.82	$ 0.14

Dividends per share	$0.1375	$0.125	$0.4125	$0.375

Weighted average shares -- basic	33,924	33,639	33,888	33,619
Weighted average shares -- assuming dilution	34,137	33,695	34,011	33,749
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Nine Months Ended December 26, 2003 and 2002
(Unaudited)
Nine months ended December 26
	2003	2002

Net cash provided by operating activities	$ 86,841	$ 97,116

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(51,686)	(26,295)
Proceeds from sale of business	-	1,529
Proceeds from dispositions of assets	2,019	2,822
Other -- net	116	122

Net cash (used for) investing activities	(49,551)	(21,822)

Cash flows from financing activities:
(Decrease)in short-term debt -- net	-	(831)
Additions to long-term debt	-	65,196
Reductions of long-term debt	(19,152)	(113,978)
Issuance of common stock, including treasury stock	2,007	3,489
Purchase of treasury stock	(25)	(1,135)
Cash dividends paid	(13,985)	(13,033)

Net cash (used for) financing activities	(31,155)	(60,292)

Net increase in cash and cash equivalents	6,135	15,002
Cash and cash equivalents at beginning of period	77,243	75,402

Cash and cash equivalents at end of period	$ 83,378	$ 90,404
(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent auditors, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent, except for reclassifications to conform with the current year's presentation, with the preparation of the consolidated financial statements in Modine's March 31, 2003 Annual Report filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2004 are not necessarily indicative of the results to be expected for the full year.

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

2.      Significant accounting policies

Stock-based compensation --
Stock based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with Statements of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure, Modine's net earnings and net earnings per share would have been changed as follows:

(In thousands, except per-share amounts)

	Three months ended		Nine months ended
	December 26		December 26
	2003	2002	2003	2002

Net earnings before cumulative effect of accounting change as reported	$12,318	$9,612	$27,909	$26,267
Stock compensation expense under fair value method	-	(17)	(528)	(356)
Net earnings before cumulative effect of accounting change pro forma	$12,318	$9,595	$27,381	$25,912

Net earnings as reported	$12,318	$9,612	$27,909	$4,575
Stock compensation expense under fair value method	-	(17)	(528)	(356)
Net earnings pro forma	$12,318	$9,595	$27,381	$4,220

Net earnings per share-before cumulative effect of accounting change (basic) as reported	$0.36	$0.29	$0.82	$0.79
Net earnings per share-before cumulative effect of accounting change (basic) pro forma	$0.36	$0.29	$0.81	$0.78

Net earnings per share (basic) as reported	$0.36	$0.29	$0.82	$0.14
Net earnings per share (basic) pro forma	$0.36	$0.29	$0.81	$0.13

Net earnings per share-before cumulative effect of accounting change (diluted) as reported	$0.36	$0.29	$0.82	$0.78
Net earnings per share-before cumulative effect of accounting change (diluted) pro forma	$0.36	$0.29	$0.81	$0.77

Net earnings per share (diluted) as reported	$0.36	$0.29	$0.82	$0.14
Net earnings per share (diluted) pro forma	$0.36	$0.29	$0.81	$0.13

New Accounting Pronouncements -

Derivative Instruments and Hedging Activities -
In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.149 is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our financial condition or results of operations.

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

Variable Interest Entities
On December 24, 2003, the FASB issued a revision to staff Interpretation (FIN) No. 46 (revised 2003), which clarified some of the provisions of the original Interpretation No. 46 "Consolidation of Variable Interest Entities," and to exempt certain entities from its requirements. The application of revised FIN 46 is required in financial statements of public entities that have interests in variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business entities, for all other types of entities is required in financial statements for periods ending March 15, 2004. We do not believe revised FIN No. 46 will have a material effect on our financial condition or results of operations and we continue to provide the disclosures, where appropriate, as provided for in revised FIN No. 46.

Pension and Other Postretirement Benefit Plans

On December 23, 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No.132 retains the disclosures required by the original Statement No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Additional disclosures have been added in response to concerns expressed by users of financial statements. Those disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The provisions of Statement 132 remain in effect until the provisions of the revised Statement 132 are adopted. This revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this revised Statement are effective for interim periods beginning after December 15, 2003. Modine will provide the additional required disclosure information beginning in Modine's 2004 Annual Report to Shareholders for the fiscal year ending March 31, 2004.

On January 12, 2004, the FASB issued a Staff Position (FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, the FSP requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in this FSP is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. Modine's postretirement health care plan is valued annually on December 31. Because this date is subsequent to the end of our third fiscal quarter ended December 26, the deferral election and additional disclosures required under FAS 106-1 will be made in the Company's fourth quarter ending on March 31, 2004 and reported in the Company's 2004 Annual Report to Shareholders.

Revenue Recognition

On December 17, 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (EITF) 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. The adoption of this bulletin did not have an impact on our financial condition or results of operations.

3.      Other income -- net

			(In thousands)
	Three months ended December 26		Nine months ended December 26

	2003	2002	2003	2002
Royalty income	$1,625	$ 416	$4,182	$1,170
Gain/(loss) on the sale of property,
equipment, and business	1,069	516	1,838	(1,697)
Equity in earnings of non-consolidated affiliates	726	216	1,678	1,451
Interest income	291	425	919	1,066
Other non-operating income	1,469	535	4,382	2,436
Total	$5,180	$2,108	$12,999	$4,426

4.      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per-share amounts)

Three months ended December 26				Nine months ended December 26
	2003	2002	2003	2002

Net earnings per share of common stock basic:
Before cumulative effect of accounting change	$0.36	$0.29	$ 0.82	$0.79
Cumulative effect of accounting change	-	-	-	(0.65)
Net earnings -- basic	$0.36	$0.29	$ 0.82	$0.14
Net earnings per share of common stock - diluted:
Before cumulative effect of accounting change	$0.36	$0.29	$ 0.82	$0.78
Cumulative effect of accounting change	-	-	-	(0.64)
Net earnings -- assuming dilution	$0.36	$0.29	$ 0.82	$0.14
Numerator:
Earnings before cumulative effect of accounting change	$12,318	$9,612	$27,909	$26,267
Cumulative effect of accounting change	-	-	-	(21,692)
Net earnings available to common shareholders	$12,318	$9,612	$27,909	$ 4,575
Denominator:
Weighted average shares outstanding - basic	33,924	33,639	33,888	33,619
Effect of dilutive securities - options*	213	56	123	130
Weighted average shares outstanding -- assuming dilution	34,137	33,695	34,011	33,749

*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$25.77	$18.23	$22.78	$22.60
Number of shares	1,040	2,608	1,723	2,493

5.      Comprehensive Earnings

Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 2003 and 2002 respectively, were $27,757 and $6,544 for the three months then ended, and $44,236 and $12,838 for the nine months then ended.

6.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

		(In thousands)

	December 26, 2003	March 31, 2003
Raw materials	$ 27,624	$ 25,274
Work in process	27,024	28,868
Finished goods	72,749	76,670
Total inventories	$127,397	$130,812

7.      Property, Plant, and Equipment

(In thousands)

	December 26, 2003	March 31, 2003

Gross property, plant & equipment	$ 832,566	$ 757,047
Less accumulated depreciation	(447,218)	(397,289)
Net property, plant & equipment	$ 385,348	$ 359,758

8. Divestitures

On October 10, 2003, the Company completed the sale of its closed LaPorte, Indiana manufacturing facility and other associated assets, consisting of property, plant and equipment. The facility had been closed as part of a restructuring that began in November of 2001 and was classified as "held for sale" on the Company's September 2003 balance sheet. The sale price consisted of $1,520,000 in cash and a $380,000 interest-bearing promissory note and second mortgage. In the third quarter of fiscal 2004, the Company recognized a pre-tax gain from the sale of the facility and other assets of $551,000. As part of the sales agreement, the Company made certain contractual guarantees and representations to the purchaser. Included among those representations and guarantees is an indemnification agreement on environmental matters, which is described in Note 13 "Product warranties and other commitments" and Note 15 "Contingencies and litigation" to the consolidated financial statements.

9.      Restructuring and plant closures

In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its operations. As of December 26, 2003 the major restructuring, integration and cost reduction initiatives were substantially complete. The manufacturing facility that was closed as part of the restructuring plan located in St. Paul, Minnesota is actively being marketed and expected to be sold during the current fiscal year. The sale of the LaPorte, Indiana manufacturing facility, closed as part of the restructuring plan, was completed on October 10, 2003 and was recorded in the third quarter of fiscal 2004.

Final personnel reductions have occurred, with the exception of legal restrictions imposed by foreign countries beyond the Company's control. The remaining accrual balance was reduced by $47,000 during fiscal 2004 as the result of an employee who was relocated to another Company facility instead of receiving separation benefits. As of December 26, 2003, 301 employees were terminated and, thus far, have received benefit payments of $3,280,000. The balance in the accrual for termination benefits at December 26, 2003 is $481,000. The remaining other restructuring liability of $21,000 was reversed during the third quarter for lease payments originally accrued but forgiven by the lessor.

The following table displays the components of the accrued restructuring liability during the first nine months:

(In thousands)
Fiscal 2004
Termination Benefits:
Balance at April 1, 2003	$489
Payments and foreign currency translation	39
Adjustments	(47)
Balance at December 26, 2003	$481

Other Restructuring Charges:
Balance at April 1, 2003	$ 29
Payments	(8)
Adjustments	(21)
Balance at December 26, 2003	$ 0

  Goodwill and Intangible Assets

  In connection with the goodwill impairment evaluation provisions of SFAS No.142, we performed our annual goodwill impairment review in the third quarter and found no impairment for fiscal year 2004.

Changes in the carrying amount of goodwill through nine months ended December 26, 2003, by segment and in the aggregate, are summarized in the following table:

(In thousands)
	Original Equipment	Distributed Products	European Operations	Total

Balance, March 31, 2003	$ 20,344	$ 4,031	$ 7,218	$ 31,593
Fluctuations in foreign currency	-	(37)	875	838
Balance, December 26, 2003	$ 20,344	$ 3,994	$ 8,093	$ 32,431

Additional disclosures related to acquired intangible assets are as follows:

			(In thousands)

	December 26, 2003		March 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized Intangible Assets:

Patents and product technology	$ 3,951	$ 2,586	$ 3,951	$ 2,388
Non-compete agreements	2,182	2,182	2,182	2,124
Other intangibles	118	118	118	118

Total	6,251	4,886	6,251	4,630

Unamortized Intangible Assets:

Pension Asset	2,904	-	2,892	-

Total intangible assets	$ 9,155	$ 4,886	$ 9,143	$ 4,630

The aggregate amortization expense for the nine months ended December 26, 2003 was $255,000. Total estimated annual amortization expense expected for the fiscal years 2004 through 2008 are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)
2004	$321
2005	263
2006	263
2007	263
2008	259

11.     Financial Instruments

Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2003 and March 31, 2003 approximately 56% and 52%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advance payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

12.     Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first nine months of fiscal 2004 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly-owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries is managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the third quarter and nine months ended December 26, 2003, $4.7 million and $7.6 million, respectively, in losses related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

13.     Product Warranties and other Commitments

		(In thousands)
Warranty Liability	2003	2002

Three months ended December 26:
Balance at September 26	$12,776	$10,470
Accruals for warranties issued in current year	2,890	2,129
Accruals related to pre-existing warranties	2,531	309
Settlements made	(2,441)	(2,638)
Effect of exchange-rate changes on the warranty liability	490	-
Balance at December 26	$16,246	$10,270

Nine months ended December 26:
Balance at March 31	$12,970	$9,093
Accruals for warranties issued in current year	7,550	6,226
Accruals related to pre-existing warranties	3,013	876
Settlements made	(7,779)	(5,925)
Effect of exchange-rate changes on the warranty liability	492	-
Balance at December 26	$16,246	$10,270

In the third quarter of fiscal 2004, accruals related to pre-existing warranties increased by $2.2 million as a result of an agreement reached with a European Original Equipment customer relating to a product performance issue.

Commitments:
At December 26, 2003, the Company had capital expenditure commitments of $31,016,000. Significant commitments include a new manufacturing facility and wind tunnel in Germany and tooling and equipment expenditures for new customer programs.

Indemnification Agreements:
In the third quarter of fiscal 2004, the Company completed the sale of its LaPorte, Indiana manufacturing facility. As part of the sales agreement, Modine provided an indemnification agreement to the purchaser and the purchaser's lending institution relating to certain environmental matters, including potential future claims brought by third parties or governmental agencies. This limited indemnification obligation is for a period of fifteen years. The Company does not expect this indemnification agreement to have a material impact on its financial condition. As previously noted in the Company's 2003 Annual Report, the Company has obtained specific insurance coverage for environmental claims that might occur relating to the LaPorte facility and two other Company facilities. This coverage was obtained for a 10-year period and is limited to a total of $25,000,000, which the Company believes is adequate coverage for potential liabilities associated with these facilities.

14.     Segment data

		(In thousands)
Quarter ended December 26,	2003	2002
Sales:
Original Equipment	$127,500	$113,550
Distributed Products	87,486	83,329
European Operations	106,948	89,962
Segment sales	321,934	286,841
Eliminations	(11,135)	(15,011)
Total net sales	$310,799	$271,830
Operating income:
Original Equipment	$ 19,779	$ 18,375
Distributed Products	862	(911)
European Operations	12,102	12,329
Segment operating income	32,743	29,793
Corporate & administrative expenses	(18,481)	(14,810)
Eliminations	37	39
Other items not allocated to segments	3,864	698
Earnings before income taxes and
cumulative effect of accounting change	$ 18,163	$ 15,720

Corporate & administrative expenses for the third quarter increased $3.7 million when compared to the same period in the prior year, while small increases occurred in a number of expense categories. The largest increases occurred in wages, fringe benefits and other personnel-related benefits, and premium increases in non-employee related insurance.

Other items not allocated to segments for the third quarter increased $3.2 million when compared to the same period in the prior year. The current year included recognition of $0.7 million in royalty income that was in arrears from a manufacturer producing heat transfer products for the power generation industry. Also, a gain of $0.6 million was recorded during the third quarter from the sale of the manufacturing facility in LaPorte, Indiana, closed as part of the fiscal 2002 restructuring plan. In addition, equity in earnings of non-consolidated affiliates were up $0.5 million, which was a direct result of the strong performance of Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., verses the prior year quarter. Favorable exchange gains on foreign currency transactions were up $0.8 million from the third quarter last year.

		(In thousands)
Nine Months ended December 26,	2003	2002
Sales:
Original Equipment	$354,107	$347,295
Distributed Products	268,581	269,466
European Operations	291,504	246,779
Segment sales	914,192	863,540
Eliminations	(35,436)	(44,109)
Total net sales	$878,756	$819,431
Operating income:
Original Equipment	$ 53,245	$ 57,144
Distributed Products	3,323	6,035
European Operations	32,124	25,426
Segment operating income	88,692	88,605
Corporate & administrative expenses	(56,032)	(47,299)
Eliminations	106	78
Other items not allocated to segments	8,990	(129)
Earnings before income taxes and
cumulative effect of accounting change	$ 41,756	$ 41,255

Corporate & administrative expenses for the first nine months of the year increased $8.7 million when compared to the same period in the prior year. The largest items contributing to the increase were wages, fringe benefits and other personnel-related benefits (in particular the acceleration of retirement-related benefits associated with the retirement of the Company's Chairman, Donald R. Johnson).

Other items not allocated to segments for the first nine months of the year increased $9.1 million when compared to the same period in the prior year. The prior year included the sale of Modine's Aftermarket operations in Canada, Modine of Canada, Ltd., resulting in a $1.7 million pre-tax loss. Royalty income was up $3.0 million from the first nine months of last year resulting primarily from manufacturers producing heat transfer products for the power generation industry. Also, the gain from the sale of property and equipment was up $1.8 million and favorable exchange gains on foreign currency transactions were up $1.7 million compared to the prior year. Interest expense was down $0.5 million and equity in earnings of non-consolidated affiliates was up $0.2 million from the prior year.

		(In thousands)
	December 26,	March 31,
Period ending	2003	2003
Assets:
Original Equipment	$ 211,721	$ 211,187
Distributed Products	196,668	199,975
European Operations	343,726	285,068
Corporate & Administrative	213,261	233,750
Eliminations	(14,098)	(19,162)
Total assets	$ 951,278	$ 910,818

Assets included in the European Operations segment increased significantly since March 31, 2003 primarily due to the continued strengthening of the euro against the U.S. dollar by approximately ten percent.

15.     Contingencies and Litigation

Environmental
The United States Environmental Protection Agency has designated the Company as a potentially responsible party ("PRP") for remediation of five waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); and Alburn Incinerator, Inc. (Lake Calumet Cluster in Illinois). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. At the N.L./Taracorp site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. In 1986, Modine executed a Consent Decree involving other PRP's and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator/Lake Calumet Cluster Site. The US EPA has requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, are required to restore the site. The US EPA has not provided an estimate of the added costs arising from the planned work. However, the costs to Modine are not expected to be material based upon Modine's relatively small waste contribution, which was made at just one of the three properties comprising the Lake Calumet Cluster.

The Company accrues costs associated with environmental matters on an undiscounted basis, when they become probable and reasonably estimable. As of December 26, 2003 and March 31, 2003, the Company had $119,000 accrued for all respective periods, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the sites identified above. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The December 26, 2003 accrual, related to the N.L./Taracorp site in Illinois, is expected to be remitted as soon as a formal request for payment is received from the EPA. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster site cannot be reasonably defined or estimated at this time and have not been accrued.

The Company also has recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and the Netherlands. These expenditures relate to facilities at which past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigation and /or remedial work to ensure sufficient environmental protection.

On October 10, 2003, the Company completed the sale of its LaPorte, Indiana manufacturing facility, which ceased operations in fiscal 2003. As part of the sale, the Company agreed to perform certain environmental cleanup and monitoring activities and to submit an application to enter Indiana's Voluntary Remediation Program. The Company is proceeding with these activities, and recorded in the third quarter of fiscal 2004 $218,000 in remediation expense accruals to cover the anticipated costs. No other significant changes to the environmental accruals were recorded in the first nine months of fiscal 2004.

Employee Agreements --
The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. There have been no significant changes to these agreements during the third quarter of fiscal 2004.

Licensee Royalty Payments --
After oral hearings on July 2 and 3, 2003, the European Patent Office upheld the prior revocation of one and revoked a second of the Company's PF® patents. As a result, Modine's PF technology cannot be asserted to be proprietary to the Company in Europe. This decision does not affect Modine's royalty income outside of Europe. Modine did not receive material amounts of royalty income from licensees in Europe prior to the July 2 and 3, 2003 decisions. In addition as a result of a negative decision by the Tokyo High Court on February 3, 2004 in the Showa and Mitsubishi litigation (see Part II, Other Information, Item I, Legal Proceedings) it is likely that royalties currently being paid by Japanese companies who had licensed the Company's PF technology will cease. Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology. The Company has accrued the expected legal costs resulting from these litigation decisions.

Other
Other recent developments concerning legal proceedings are updated in Part II, Other Information, Item 1, Legal Proceedings.

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

RESULTS OF OPERATIONS

Comparison of the Third Quarter of 2003-04 with the Third Quarter of 2002-03

Third quarter net sales of $310.8 million were 14.3% higher than the $271.8 million reported in the third quarter of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $17.5 million when compared to the same quarter last year.

Revenues from the European Operations segment grew by 18.9%, or $17.0 million, from the same quarter last year. Excluding the impact of the stronger Euro in relation to the U.S. Dollar, revenues would have increased by 1.3%. Volume declines recorded in the European automotive market were offset by volume increases in the European heavy-duty and industrial market. Revenues from the Original Equipment segment increased by 12.3% or $14.0 million, from the same quarter last year. Sales improvements occurred across all markets supplied by the Original Equipment segment, including the heavy duty and industrial, truck and automotive markets when compared to the third quarter of the prior year. In the Distributed Products segment, revenue increased 5.0%, or $4.2 million. Increased revenues in the HVAC&R and electronics cooling markets were partially offset by a small decline in Aftermarket revenues.

Gross profit, as a percentage of sales, was 23.9%. This was a 1.0% decrease as a percentage of sales from the 24.9% earned in the third quarter of the previous year. The current year gross profit was negatively impacted by incremental expenses of $2.2 million as a result of an agreement reached with a European Original Equipment customer relating to a product performance issue and approximately $1.0 million in warranty costs associated with a North American Original Equipment customer. Reflecting this impact, the quarter-over-quarter gross margin percentage comparison would have been essentially flat. Higher gross margins were reported in the Distributed Products segment, while declines occurred in the Original Equipment and European Operations segment. Improved margins occurred in the North American heavy duty & industrial markets as well as the aftermarket. The Company's heavy duty markets continue to benefit from the restructuring program initiated in the third quarter of fiscal 2002. These improvements were offset by reduced margins in the remainder of the Company markets for the third quarter. Declines in the North American truck market were primarily driven by the aforementioned warranty costs associated with a North American Original Equipment customer.

Selling, general and administrative expenses of $60.2 million increased by 13.7% from the prior year's third quarter of $52.9 million. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 30 percent of the overall increase. Excluding the currency impact, small increases occurred in a number of expense categories; the largest increases occurred in wages, fringe benefits and other personnel-related benefits, and premium increases in non-employee related insurance.

Income from operations of $14.3 million decreased by $0.7 million, or 4.8% over the same quarter last year. The Original Equipment segment increased 7.6% to $19.8 million from $18.4 million a year ago, reflecting the positive impact of new business programs, such as the recently announced 2004 Dodge Durango for the Chrysler Group, and a number of engine-related programs. The improved profitability was achieved despite continued pricing pressure, costs incurred in launching new programs and products, and the aforementioned warranty expenses. The Distributed Products segment operating income turned from a loss of $0.9 million one year ago to a positive $0.9 million this year, with the aftermarket and HVAC businesses both contributing to the increase. The electronics business recorded the largest percentage increase in sales among the segment's business units. However, lower margins associated with a shift in product mix to consumer markets from telecommunications continue to have a negative impact on this segment's operating income. The European Operations segment decreased 1.8% to $12.1 million from $12.3 million one year ago. While net favorable currency exchange rates had a positive impact on the segment's profitability, the benefit was more than offset by the approximately $2.2 million of incremental expenses related to an agreement reached with a European Original Equipment customer relating to a product performance issue.

Interest expense decreased 6.7%, or $0.1 million, while average outstanding debt levels decreased $7.2 million, or approximately 6.5%, from the same quarter one-year ago. The decline in the interest expense was in line with the debt level decline during the compared periods.

Net non-operating income increased by $3.1 million from the same quarter one year ago. Royalty income was up $1.2 million from the third quarter last year. The current year included recognition of $0.7 million in royalty income that was in arrears from a manufacturer producing heat transfer products for the power generation industry. Also, a gain of $0.6 million was recorded during the third quarter from the sale of the manufacturing facility in LaPorte, Indiana, closed as part of the fiscal 2002 restructuring plan. In addition, equity in earnings of non-consolidated affiliates were up $0.5 million, which was a direct result of the strong performance of Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., verses the prior year quarter. Favorable exchange gains on foreign currency transactions were up $0.8 million from the third quarter last year.

The provision for income taxes in the current quarter was $5.8 million compared to last year's third quarter amount of $6.1 million. The effective tax rate of 32.2% was reduced 6.7 percentage points from the prior year. The main item contributing to the overall reduction recorded in the quarter was the differential with respect to foreign tax rates and the related income mix in those foreign jurisdictions.

Net earnings for the quarter of $12.3 million, or $0.36 basic and diluted earnings per share were up when compared to last year's third quarter net earnings of $9.6 million, or $0.29 basic and diluted earnings per share. Return on shareholders' equity for the third quarter of the current fiscal year was 8.9%. Return on shareholders' equity is calculated by dividing net earnings recorded for the period by the average shareholders' equity. This result is then annualized to arrive at the return on shareholders' equity percentage.

Comparison of the First Nine Months of 2003-04 with the First Nine Months of 2002-03

Net sales for the first nine months of fiscal 2003-04 were $878.8 million, up 7.2% from the $819.4 million reported in the same period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $52.4 million, when compared to the first nine months of last year.

Overall, changes in the Company's segment sales were mixed for the first nine months of the year. The European Operations segment finished higher in U.S. Dollars due to the favorable currency translation impact of $47.1 million recorded in the first nine months of the year, but declined by 1.0% in local currency from year-ago levels. In the Original Equipment segment, sales increased 2.0%. Sales improvements were generated in both the truck and automotive markets while the heavy duty & industrial market's revenue was impacted by weaker markets and customer and product rationalization strategies. The Distributed Products segment was virtually flat, lower only by 0.3%. Reduced Aftermarket revenues was the major contributor to the decline. This was offset by stronger sales in the electronics cooling market and marginal increases in the HVAC&R market.

Gross profit of 24.1% was down 0.8 percentage points from the first nine months of the previous year. Material costs, as a percentage of sales, was the largest driver in the reduction in gross profit. Gross profits, in dollars, grew in the European Operations and Original Equipment segment by 23.0% and 0.5%, respectively, while declining in the Distributed Products segment by 4.8%.

Selling, general and administrative expenses of $179.2 million, or 20.4% of sales, increased 0.4 percentage points when compared to the first nine months of last year. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 40 percent of the overall increase. The largest items contributing to the remaining increase were wages, fringe benefits and other personnel-related benefits (in particular the acceleration of retirement-related benefits associated with the retirement of the Company's Chairman, Donald R. Johnson), offset in part by reductions in litigation costs.

Operating income of $32.8 million, or 3.7% of sales, was down 1.4 percentage points from the $41.4 million, or 5.1% of sales, in the first nine months of the previous year. The Original Equipment segment decreased 6.8% to $53.2 million from $57.1 million one year ago. Current year results were negatively impacted by continued pricing pressure, new program launch costs, higher warranty costs, and costs associated with a program scope change. The Distributed Products segment decreased 44.9% to $3.3 million from $6.0 million one year ago. The Company experienced weakness in both the aftermarket and electronics markets on a year-to-date basis. The European Operations segment increased 26.4% to $32.1 million from $25.4 million one year ago. Major influences were the stronger Euro in relation to the U.S. Dollar, and incremental warranty expenses, offset in part by savings from the restructuring in the heavy-duty business.

Interest expense declined $0.5 million, or 12.0% from the same nine month-period one year ago. Average outstanding debt levels for the nine months declined $42.6 million, or approximately 36.4% from the same period one year ago. The decline in the interest expense was less than the debt level decline primarily due to exchange rate fluctuations on Euro-denominated loans.

Net non-operating income increased by $8.6 million from the same nine-month period one year ago. The prior year included the sale of Modine's aftermarket operations in Canada, Modine of Canada, Ltd., resulting in a $1.7 million pre-tax loss. Royalty income was up $3.0 million from the first nine months of last year resulting primarily from manufacturers producing heat transfer products for the power generation industry. Also, the gain from the sale of property and equipment was up $1.8 million and favorable exchange gains on foreign currency transactions were up $1.7 million compared to the prior year. Equity in earnings of non-consolidated affiliates were up $0.2 million from the prior year.

The provision for income taxes in the first nine months was $13.8 million compared to last year's first nine months' amount of $15.0 million. The effective tax rate on earnings before the cumulative effect of accounting change of 33.2% declined by 3.1 percentage points from the 36.3% reported in the prior year. The primary reason for the overall reduction in the effective tax rate was the differential with respect to foreign tax rates and the related income mix in those foreign jurisdictions.

Net earnings were $27.9 million or $0.82 basic and diluted earnings per share for the first nine months of the year. This compares to earnings, before the cumulative effect of the accounting change for goodwill impairment, of $26.3 million, or $0.79 basic earnings per share and $0.78 diluted earnings per share, for the first nine months of the prior year. The prior year goodwill impairment charge resulted in a $(0.65) and $(0.64) reduction to basic and diluted earnings per share, respectively. Net earnings for the first nine months of the prior year, which include a $21.7 million after-tax charge for goodwill impairment reported as an accounting change, were $4.6 million, or $0.14 basic and diluted earnings per share. Return on shareholders' equity through the third quarter of the current fiscal year was 6.8%. Return on shareholders' equity is calculated by dividing net earnings recorded for the period by the average shareholders' equity. This result is then annualized to arrive at the return on shareholders' equity percentage.

Outlook for the Remainder of the Year

Third quarter record sales and notably improved earnings is the start of the projected stronger second half of the fiscal year. For the remainder of the fiscal year, management expects the positive contribution from the new business programs to continue, and anticipates the fourth quarter to produce another similar strong year-over-year performance. Modine is on target to achieve growth in both sales and earnings on a full year basis for the second consecutive year. The Company continues to be encouraged by improvements in certain key markets, primarily agriculture and construction, and truck. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION

Comparison between December 26, 2003 and March 31, 2003

Current assets

Cash and cash equivalents of $83.4 million increased $6.1 million from the March 31, 2003 balance. Cash provided by operating activities and the issuance of a small amount of common stock during the nine months exceeded capital expenditures, debt reductions and dividend payments.

Trade receivables of $170.6 million were up $9.3 million over year-end. The change in currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, was the primary reason for the increase. Record third quarter sales also influenced the increase in the trade receivable balance.

Inventory levels of $127.4 million decreased by $3.4 million from year-end. Factors influencing the change were seasonal fluctuations in the Distributed Products segment offset in part by increases in the European Operations segment primarily related to the stronger Euro in relation to the U.S. Dollar.

Deferred income taxes and other current assets declined by $4.1 million from year-end. The largest items contributing to the change were reductions in prepaid income tax assets and unbilled customer tooling, offset in part by an increase in prepaid insurance due to timing and duration of policy renewals, prepayments to customers, and increases in royalty receivables.

The current ratio remained unchanged at 2.2 to 1. Net working capital increased $3.7 million to $227.8 million. Major items influencing the change were higher cash and cash equivalents and higher trade receivables, together with a reduction in the current portion of long-term debt. These were offset in part by lower inventories and lower other current assets, together with an increase in accounts payables, accrued compensation and employee benefits, income taxes payable, and other current liabilities.

Noncurrent assets

Net property, plant and equipment, including property held for sale, of $386.2 million increased by $24.6 million over year-end. Capital expenditures and foreign currency translation during the nine months were higher than depreciation and retirements. Continued expenditures for a new assembly facility opened November 21, 2003 in Wackersdorf, Germany, and an administration building, technical center and wind tunnel facilities in Bonladen, Germany, along with tooling and other new equipment purchases primarily supporting the North American truck and automotive markets were among the larger capital expenditures during the first nine months. Outstanding commitments for capital expenditures were $31.0 million at December 26, 2003. More than 70 percent of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations and third party borrowing as required.

Investments in unconsolidated affiliates of $27.3 million increased by $4.9 million from year-end. Equity earnings of affiliates were $1.7 million for the first nine months of fiscal 2004. The remainder of the change resulted from a favorable currency translation effect on Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., and to a lesser extent from the Company's other equity investments.

Goodwill increased by $0.8 million to $32.4 million. This increase was the result of fluctuations in foreign currency exchange rates. Intangible assets decreased by $0.2, which is primarily amortization expense recorded in the first nine months of the current year.

Deferred charges and other noncurrent assets increased by $2.4 million. The net increase was primarily the result of continuing recognition of a change in deferred pension assets and to a lesser extent an increase in long-term deferred tax assets primarily related to the stronger euro in relation to the U.S. dollar.

Current Liabilities

Accounts payable and other current liabilities of $182.2 million were $9.1 million higher than in March 2003. Increase of warranty accruals related to North American and European Original Equipment customers, timing of payments for accrued compensation and employee benefits, and normal timing differences in the level of operating activity, offset in part by a reduction in interest payable, related to the retirement of debt, were responsible for changes in the various components. Accrued income taxes increased $4.6 million from timing differences in making estimated payments.

Debt

Outstanding debt decreased $9.2 million to $102.0 million from the March 2003 balance of $111.2 million. Domestic long-term debt decreased $9.8 million, including scheduled payments of $10.5 million, net of final settlements on previous acquisitions and equity investments and a $7.0 million early paydown on the credit line revolver. The remaining change in domestic long-term debt of $7.7 million was due to the increase in the U.S. Dollar value of the Euro-denominated loans. European long-term debt increased by $0.6 million, which included scheduled payments of $2.1 million offset by $2.7 million in currency translation due to the stronger Euro in relation to the U.S. Dollar. The balance of long-term debt due within the next twelve months stood at $3.3 million, while there was no outstanding short-term debt at the end of the quarter.

Consolidated available lines of credit increased $7.8 million in the first nine months to $151.4 million at December 26, 2003. Upon request to the agent bank an additional $50.0 million is available on the credit line revolver, bringing the total available up to $201.4 million. Domestically, Modine's unused lines of credit were increased to $139.0 million. Foreign unused lines of credit were $12.4 million, an increase of $0.8 million. Total debt as a percentage of shareholders' equity decreased from 21.0% at year-end to 18.1%.

Shareholders' Equity

Total shareholders' equity increased by $33.9 million to a total of $564.3 million. Retained earnings increased by $13.9 million. The additions to retained earnings included $27.9 million net earnings reported year-to-date, offset in part by $14.0 million in dividend payments. Net favorable foreign currency translation of $16.3 million was reported as the U.S. Dollar weakened against the Euro and the Brazilian Real during the first nine months. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $3.3 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plan requirements. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises.

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the U. S. Dollar and the European currencies, primarily the Euro. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's other comprehensive loss decreased by $16.3 million for the nine months ended December 26, 2003 and decreased by $20.5 million for the twelve months ended March 31, 2003. As of December 26, 2003 and March 31, 2003, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $93.9 million and $79.2 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9.4 million and $7.9 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency. The Company has certain foreign-denominated long-term debt obligations that are sensitive to foreign currency exchange rates. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of December 26, 2003, the foreign-denominated long-term debt matures as follows:

	(Dollars in thousands)
Years ending March 31	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (Euro)	167	3,289	66,091	3,947	3,948	9,367	86,809
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%
Floating rate (GBP)	42	174	183	192	203	383	1,177
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

Interest Rate Risk
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has not entered into any interest rate derivative instruments. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of December 26, 2003, long-term debt matures as follows:

	(Dollars in thousands)
Years ending March 31	F2004	F2005	F2006	F2007	F2008	Thereafter	Total
Fixed rate (Euro)	167	3,289	66,091	3,947	3,948	9,367	86,809
Average interest rate	5.46%	5.49%	5.20%	4.08%	4.08%	4.08%
Floating rate (GBP)	42	174	183	192	203	383	1,177
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Variable rate (U.S.$)	-	-	11,000	-	3,000	-	14,000
Average interest rate	-	-	1.90%	-	1.30%	-

Credit Risk
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 56% of the trade receivables balance at December 26, 2003 was concentrated in the Company's top ten customers. Credit losses to customers in markets served by the Company have not been material.

Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world. The Company is continuing to monitor economic conditions in Brazil and the effect on the Company's $15.3 million net investment in its 50 percent-owned affiliate. Year-to-date, the Brazilian Real has strengthened against the U.S. Dollar and appears to have become more stable. The Company is also continuing to monitor the economic conditions in the United States and elsewhere globally.

Commodity Price Risk
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has from time to time entered into firm purchase commitments for copper, aluminum alloy, and natural gas. The Company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company does maintain agreements with certain original equipment customers to pass through certain material price fluctuations in order to mitigate the economic risk.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as those relating to personal injury, property damage, or other alleged economic loss, are asserted against Modine. Modine is also subject to other liabilities that arise in the ordinary course of its business. Many of the pending damages claims are covered by insurance, and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed below, are uncertain, Modine does not expect that any unrecorded liabilities that may result from these matters are reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations.

The Mitsubishi and Showa Litigation

Over the last 10 years Modine and Showa Denko (and Mitsubishi Motors in some cases) have instituted various lawsuits and legal proceedings against each other pertaining to Modine's PF® Parallel Flow Technology and Showa's SC condenser. On July 14, 2000, Modine and Showa reached a settlement and license agreement. The Agreement calls for cross-licensing of these technologies between the parties. As a result of the agreement and another with Mitsubishi Heavy Industries, Modine received, in the first and second quarters of fiscal 2001, payments totaling $17 million representing partial settlement for past infringement of Modine's PF technology. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and believed and reported that it would no longer receive royalty payments in Japan related to its PF technology. However, since July 2000, Modine has been receiving royalty payments from certain Japanese competitors related to its PF patents, which expire in 2006. In July 2002, the Company filed notice of its appeal of the March 2002 ruling with the Tokyo High Court. The Tokyo High Court affirmed the decision of the Japanese patent office Board of Appeals on February 3, 2004, invalidating the Company's PF patent in Japan. Royalties currently being paid by these Japanese companies will likely cease as the result of this decision. The timing of any cessation of royalty income would be primarily dependent upon any decision by Modine to commence a further appeal, and the date the adverse decision becomes final. Modine intends to review the decision of the Tokyo High Court and will make a decision on a further appeal after such review.

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

Modine continues to evaluate the costs and benefits associated with its strategies for protecting its PF technology. The Company has accrued the expected legal costs resulting from these litigation decisions. The Company did not make any additions to these accruals during the third quarter.

Modine v. Delphi

There were no material developments in this litigation during the third quarter.

Kawasaki Robotics (USA), Inc. v. Modine

There were no material developments in this litigation during the third quarter.

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

Other previously reported legal proceedings have been settled or the issues resolved so as not to merit further reporting.

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification by President and	32
	Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Vice President,	34
	Finance and Chief Financial Officer.

32.1*	Section 1350 Certification by President and Chief Executive	36
	Officer

32.2*	Section 1350 Certification by Vice President, Finance	37
	and Chief Financial Officer

99*	Important Factors and Assumptions Regarding	38
	Forwarding-Looking Statements.

*Filed herewith.

(b)     Reports on Form 8-K:

The Company filed five reports on Form 8-K during and following the end of the third quarter, described as follows:

1.  October 15, 2003, announcing the financial results for the quarter ended September 26, 2003.

2.  October 15, 2003, announcing a quarterly dividend.

3.  October 16, 2003, amending Form 8-K filed on October 15, 2003, regarding second quarter financial results.

4.  January 21, 2004, announcing the financial results for the quarter ended December 26, 2003.

5.  January 21, 2004, announcing a quarterly dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2004

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ B. C. Richardson
B. C. Richardson, Vice President,
   Finance and Chief Financial Officer

By: /s/ D. R. Zakos
D. R. Zakos, Vice President, General
   Counsel and Secretary