Form 10-K
period 2004-03-31
MODINE MANUFACTURING CO
filed 2004-06-14
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓ ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

Common Stock, $0.625 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [✓ ]      No [  ]

Approximately 48% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $413,514,503 based on the market price of $25.05 per share on September 26, 2003, the last day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 34,392,589 at June 10, 2004.

An Exhibit index appears at pages 18-20 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.
Incorporated Document	Location in Form 10-K

Annual Report to Shareholders for the fiscal year ended March 31, 2004	Part I of Form 10-K (Items 1 and 3)

Part II of Form 10-K (Items 6, 7, 7A, 8)

Part IV of Form 10-K (Item 15)

2004 Definitive Proxy Statement dated June 11, 2004	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

TABLE OF CONTENTS
MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2004
10-K Pages

Part I

Item 1 -- Business
General, Developments and Strategy, Geographical Areas, Exports, Foreign and Domestic
Operations, Competitive Position, Customer Dependence, Backlog of Orders, Raw Materials,
Patents, Research and Development, Environmental, Health and Safety Matters, Employees,
Seasonal Nature of Business, Working Capital Items, Available Informationtems

1-9

Item 2 -- Properties	9-10

Item 3 - Legal Proceedings	11

Item 4 -- Submission of Matters To A Vote of Security Holders	11-12

Part II
Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12-13

Item 6 -- Selected Financial Data	13-14

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 7A -- Quantitative and Qualitative Disclosures about Market Risk	14

Item 8 -- Financial Statements and Supplementary Data	14

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A -- Controls and Procedures	14
Part III
Items 10 and 11 - Directors and Executive Officers of the Registrant; Executive Compensation	14-15

Item 12 -- Security Ownership of Certain Beneficial Owners and Management	15-16

Item 13 -- Certain Relationships and Related Transactions	16

Item 14 -- Principal Accounting Fees and Services	16

Part IV

Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
1) Financial Statements
2) Financial Statement Schedules
3) Consent of Independent Accountants
4) Notice regarding Consent of Arthur Andersen LLP
5) Exhibit Index

16-21

Signatures	22

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
- Mass merchandisers; and
- National accounts.

Our operations are organized on the basis of market categories or geographical responsibility, as follows:

Original Equipment, which provides heat-transfer products, generally from units in North America, to OEMs of on-highway and off-highway vehicles, as well as to industrial and commercial equipment manufacturers, located in North America and Europe.

Distributed Products, which provides heat-transfer products primarily for the North American and European vehicular replacement markets and the North American building HVAC market, from units located in North America and Europe, and electronics cooling products primarily for the computer and telecommunications equipment markets in North America, Europe, and Asia from units in those three areas.

European Operations, which provides heat-transfer products, primarily to European OEMs of on-highway and off-highway vehicles and industrial equipment manufacturers.

The Company has assigned specific business units to a segment based principally on these defined markets and their geographical locations.

The Company's three reportable segments offer a broad line of products that can be categorized generally as follows:
Percentage of total Company revenue by product category:
	Years ended March 31
	2004	2003	2002

Modules/Packages*	27%	28%	27%
Radiators & Radiator Cores	22%	26%	27%
Oil Coolers	15%	15%	15%
Charge-Air Coolers	10%	9%	9%
Vehicular Air Conditioning	7%	7%	7%
Building HVAC	6%	6%	7%
EGR Coolers	6%	2%	1%
Miscellaneous	4%	4%	3%
Electronics	3%	3%	4%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Developments and Strategy

We remain committed to the vision of creating value by focusing on customer partnerships and providing innovative solutions for our customers' thermal problems. We continue to focus on our four strategic initiatives - Improving Profitability, Financial Stability, New Products and Technologies, and Strategic Planning and Business Development. We will continue to use our skills and resources to strengthen our position in key traditional markets. At the same time, we will leverage those strengths into new markets that need heat-transfer solutions to solve complex problems.

From a growth perspective, we are seeking creative opportunities to extend our core thermal management strengths into new applications and high-growth markets. In our traditional markets, we will increase our market penetration through longstanding customer relationships, superior technology, improved service, and increased content per vehicle. In pursuit of these goals, on April 30, 2004, the Company announced the signing of a definitive purchase agreement with WiniaMando Inc. to purchase its Automotive Climate Control Division business (ACC Division) that is headquartered in South Korea. The acquisition is expected to increase the Company's revenue by more than 15%, provide many complementary products and leverage the Company's significant technology investment. The ACC Division designs and manufactures heating, ventilating, and air conditioning systems for commercial vehicles, trucks, buses, and trains as well as other heat transfer components, such as oil coolers and charge air coolers.

We are also focusing on the most promising new markets and new products. Our electronics cooling business competes as a leading supplier in the electronics-cooling market, by designing, manufacturing and distributing thermal-management solutions for microprocessors and electronics applications in the computer, telecommunications, networking, and power-semiconductor markets. We examine market opportunities for complementary products in our existing markets as we evaluate potential acquisitions.

Our investment in research and development (R&D) has increased over 10% annually since fiscal 2000. R&D is an investment that pays off with technologies for our core markets such as exhaust gas recirculation (EGR). It's also an investment in our future, as our work with CO2, fuel cell technologies and aluminum radiators shows. Federal emissions regulations are tightening fast and the time limits being set require that we react quickly. Modine is a leader in EGR technology and we have developed solutions that allow our customers to meet ever more strict government standards efficiently. Forthcoming regulations will require even more advanced technology, but through our proactive R&D, we are developing new technologies to keep our customers within federal and international guidelines and regulations well into the future.

We have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art technical centers. All of these are critical to our strategy of generating growth through technological leadership. Our new expanded facilities in Wackersdorf, Germany and Hsinchu, Taiwan, increased our manufacturing capacity and flexibility and with our new wind tunnel, technical center and administration building in Bonlanden, Germany ensure better ongoing service for our European and Asian customers.

Finally, we continue to focus on increasing return on capital employed, reflecting our Value Based Management (VBM) strategy. Through VBM, capital is allocated to each business unit based on performance, and that performance is evaluated against a risk-adjusted target rate of return. All business units are measured using specific performance standards and they all must earn the right to grow through their performance. This focus also allows us to identify underperforming business units, and to pursue opportunities that will contribute to our earnings and returns.

During fiscal 2004, the Company achieved improved financial results and established a positive momentum thanks to our focus on enhancing capital performance and asset utilization. Notably, as an example of VBM in action, improvements in working capital have produced the lowest days sales outstanding level in several years, reducing it from 57 days and 52 days at the end of fiscal 2002 and 2003, respectively, to 49 days at the end of fiscal 2004. New manufacturing technologies such as our just-in-time and just-in-sequence production processes have assisted in allowing us to increase inventory turns to 7.2 turns in fiscal 2004 from 6.4 turns one year ago and just over 5.0 turns three years ago. Our focus on capital management and ability to generate strong cash flow allowed us to further reduce debt, bringing our total debt to capital (total debt plus shareholders' equity) ratio down to 13%, compared with 17% at the end of fiscal 2003 and over 30% four years ago. Over the last two years, by increasing our return on sales from 2.2% to 3.4% and using assets more efficiently to generate sales, we have ensured a better return on capital. We will not rest on this improvement, though. We are taking actions to enhance these returns into the future.

Geographical Areas

We maintain administrative organizations in two regions - North America and Europe - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the three business units.

We are located in the following countries:
North America	Europe	South America	Central America	Asia/Pacific

Canada Mexico United States	Austria Belgium United Kingdom France Germany Hungary Italy The Netherlands Poland Spain Switzerland	Brazil	El Salvador	Japan Korea Taiwan

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

You can find more information in "Note 27. Segment and Geographic Information" on pages 55-57 of our 2004 Annual Report to Shareholders.

Exports

In addition, the Company exports from North America to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 8%, 10% and 11% for fiscal years ended in 2004, 2003 and 2002 respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 8%, 10% and 11% for fiscal years ended in 2004, 2003 and 2002, respectively. Royalties from foreign licensees were 9%, 5% and 13% of total earnings before the cumulative effect of accounting change and 9%, 13% and 13% as a percentage of total after-tax earnings for the last three fiscal years, respectively. In March 2002, Modine received an unfavorable decision from the Japanese patent office Board of Appeals, and reported that by agreement it would no longer receive royalty payments from Showa Denko or Mitsubishi in Japan related to its PF technology.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2004 Annual Report to Shareholders and is incorporated herein by reference at Note 27 on pages 55-57 therein.

Competitive Position

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing affiliates of some of our customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the United States, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to compete more effectively with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and other factors. In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate directly and more substantially in research and development, design, and validation responsibilities. That has resulted from and should continue to result in stronger customer relationships and more partnership opportunities for the Company.

The competitive landscape for Modine's core heat transfer products continues to change. We face increased competitive challenges from existing companies and the threat of new, low cost competitors (specifically from China) is very real.

Original Equipment and European Operations Segments

The continuing globalization of the Company's OE customer base has led to the necessity of viewing our competitors on a global basis. In addition, the Company's customers are putting more and more pressure on their suppliers to lower prices, and are putting increasing emphasis on price in the quoting process.

The Company's traditional competitors, Behr, Denso, and Valeo are no longer regional players. Through acquisitions, joint ventures and organic growth, they have each established a world-wide presence. Furthermore, the Company faces a new form of competition as these companies expand their product offering; migrating from suppliers of components to suppliers of complete integrated systems. Some OEs have embraced this move, and awarded contracts based on the capability to provide integrated systems.

The Company also faces competition from two sources that have historically not been as significant as they are now. Former OE affiliates (in particular, Delphi and Visteon) are becoming more active as they are no longer constrained by an OE parent; and low cost manufacturers are gaining reputations, not only for price, but also quality and performance. Our positive results come not only from large volume business, but also from projects where we supply systems that incorporate components containing our proprietary intellectual property.

Distributed Products Segment

While the Company faces a fairly consistent set of competitors in its Original Equipment segment, the same does not hold true for the Distributed Products Segment. This is partially due to the fact that the Distributed Products segment is made up of three distinct business units: vehicular aftermarket products, electronics cooling products and commercial heating, ventilation, air conditioning and refrigeration ("CHVAC&R") products.

However, there are consistent competitive trends within these business units. The impact of increased competition from Asia, already present in the aftermarket and electronics cooling business units is becoming a bigger factor in CHVAC&R business unit. In addition, overcapacity at the supplier level, which leads to lower prices, is also a consistent trend in the Distributed Products Segment.

Company Response to Competitive Threats

Modine is taking steps to address the competitive landscape in which we do business. The Company is committed to innovation, as demonstrated by our leading work in various thermal management technologies. In addition, Modine has placed even greater emphasis on utilizing consistent, benchmark manufacturing processes at its plants across the globe. This results in tighter quality control and more reliable product performance. The Company's innovation not only allows Modine to maintain its competitive edge, it also keeps our customers competitive. Modine also recognizes the role of low-cost country suppliers in the increasingly competitive global marketplace, and utilizes them when appropriate. We have consolidated manufacturing and distribution organizations, re-organized management structures, and rationalized product lines, particularly within our Aftermarket division. We have also tightened controls on capital. These actions have lead to improved operational metrics, and overall asset utilization and financial performance. In addition, we have expanded our product offerings and increased our role as an integrated systems supplier, in order to differentiate Modine from other component suppliers and provide better value to our customers. We will continue to improve upon these efforts and introduce others to meet the anticipated demands presented by our competitive environment.

Customer Dependence

Ten customers accounted for approximately 55% of the Company's sales in the fiscal year ended March 31, 2004. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Deere & Company, Fiat, International Truck and Engine, MAN Truck, NAPA, Paccar and Volkswagen. One of these customers, DaimlerChrylser, accounted for approximately 11.3% of total Company sales in fiscal 2004. Sales to DaimlerChrysler were made in the European Operations, Distributed Products, and Original Equipment segments. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to two to three years in duration and may include built-in pricing adjustments.

Backlog of Orders

While the Company has a large backlog of orders, the backlog is not deemed significant or material; backlog historically has had little relation to shipments. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity is capable of handling the sales volumes expected in fiscal 2005.

Raw Materials

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2005. In addition, when possible, Modine has made material pass-through arrangements with its key customers. Under these arrangements, the Company can pass material cost increases and decreases to its customers. However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through.

Patents

The Company, and certain of its wholly owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine was awarded more than 100 new patents world-wide for technological innovations in fiscal 2004.

Research and Development

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, or the improvement of existing products, processes, and services. Research expenditures in fiscal 2004 were $31,414,000; in fiscal 2003 - $27,923,000; and in fiscal 2002 - $26,802,000. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry- or university- sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs.

Environmental, Health and Safety Matters

Modine continues the implementation of its Environmental Management System (EMS) with fifteen manufacturing facilities attaining certification to the internationally recognized ISO14001 standard. We are pursuing EMS implementation at our Original Equipment locations world-wide and expect certification to the ISO14001 standard at all of those locations by the end of fiscal 2005.

In fiscal 2004, Modine began a world-wide program for monitoring its environmental performance. Over the past year, Modine's North American locations recorded: a 10% decrease in fuel use, a 2% decrease in electricity use, and a 6% decrease in water use (all metrics normalized for sales). In addition, Modine has achieved a 30% year-over-year reduction in the use of chemicals it has voluntarily targeted for elimination due to their potential environmental risks.

The Company's US locations decreased their reported chemical releases under the United States Environmental Protection Agency's (USEPA's) Toxic Chemical Release Inventory program in five of the past six years, and recorded a 66% decrease from 2001 to 2002 (the most recent reporting statistics). Modine achieved a 90% decline in reported chemical releases from 1996 to 2002, and has consistently performed better than the national average.

Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund," and under the Resource Conservation and Recovery Act (RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. Although there are currently no known liabilities that might have a material effect on the Company's consolidated net assets, the USEPA has designated Modine as a potentially responsible party (PRP) for remediation of five waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois): and Alburn Incinerator/Lake Calumet Cluster (Illinois). These sites are not Company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these five sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

At the N.L./Taracorp site, a settlement agreement was signed in January 2002 which included a $119,000 settlement assessment. On January 16, 2004, the USEPA published its notice of proposed settlement with the de minimis PRPs, including Modine.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. On November 6, 2003, Modine received a General Notice of Liability from the USEPA requesting Modine's participation as a PRP for the performance of additional activities that the USEPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. Modine responded to USEPA's letter stating that it would be willing to participate in settlement of the site remedial costs as a "micro de minimis PRP."

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2004, 2003 and 2002, the Company had $119,000 accrued for all respective periods, in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the N.L./Taracorp site. This accrual does not reflect any possible insurance recoveries but does reflect a reasonable estimate of cost sharing at multi-party sites. The March 31, 2004 accrual is expected to be remitted as soon as a formal request for payment is received from the USEPA. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster site cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at this site based upon Modine's relatively small portion of waste at just one of the properties comprising the Lake Calumet Cluster.

An obligation for remedial activities may also arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. The Company investigates, and pursues where appropriate, insurance coverage to limit its risk associated with these facilities. Three of the Company's manufacturing facilities currently have been identified as requiring soil and/or groundwater remediation. Environmental liabilities recorded at March 31, 2004, 2003 and 2002 to cover the investigative work and remediation for sites in the U.S. and The Netherlands were $1.2 million, $1.0 million, and $0.8 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities." It is unlikely these remediation efforts will have a material effect on the Company's consolidated financial condition.

Emerging environmental regulations, as well as the Company's policy to continuously improve upon its environmental management programs, will require capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2004 capital expenditures related to environmental projects were $0.5 million. Modine currently expects expenditures for environmentally related capital projects to be about $0.7 million in fiscal 2005.

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled about $2.5 million for the fiscal year ending March 31, 2004. Operating expenses of some facilities may increase during fiscal 2005 because of such charges but the competitive position of the Company is not expected to change materially. Although some environmental costs may be substantial, the Company has no reason to believe such costs vary significantly from costs incurred by other companies engaged in similar businesses.

The Health and Safety performance of the Company continues to move in a positive direction. In calendar 2003, the Company's North American and European locations achieved a 41% and a 39% Recordable Incidence Rate (RIR) improvement, respectively. Lost Time and Restricted Duty Incident Rates (LWDII) also improved by 48% throughout North America. Our Harrodsburg. KY facility achieved an entire year without an OSHA recordable injury, leading the way for the Company in incident rate improvement.

Another major accomplishment for the Company was the certification of the Harrodsburg, KY facility as a KY OSHA Voluntary Protection Program (VPP) site. We continue to challenge our North American facilities to become Modine Safety STAR sites, under a Modine program modeled after Federal OSHA's VPP. We award the Modine "STAR" to those facilities that achieve 100% compliance with the Company's 23 Health and Safety elements and attain recordable and LWDII rates below the General Industry Average for the preceding twelve month period. In calendar 2003, the Toledo, OH facility met the Modine STAR challenge and we recognized the West Kingston, RI facility with a Safety Merit award for its health and safety efforts.

The Company continues to enhance its Health and Safety efforts through further program development. In fiscal 2005, we will implement a Corporate Ergonomics program to focus the efforts of the Body Mechanics programs that began in 1998 at many of the North American facilities. We designed the Ergonomics program to eliminate musculoskeletal disorder-related injuries, often caused by repetitive motion activities.

Employees

The number of persons employed by the Company as of March 31, 2004 was approximately 7,500.

Seasonal Nature of Business

Distributed Products may experience a degree of seasonality since the demand for aftermarket and HVAC products is affected by weather patterns, construction, and other factors. On an overall company basis, though, there is no significant degree of seasonality as indicated by the percentages below. Sales to OEMs and electronics manufacturers are dependent upon the demand for new vehicles and equipment, respectively. The following quarterly net-sales detail illustrates the degree of fluctuation for the past five years:

($ in thousands)
Fiscal Year Ended March 31	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total

2004	$288,898	$279,059	$310,799	$321,043	$1,199,799
2003	272,293	275,308	271,830	272,644	1,092,075
2002	279,145	267,731	268,958	253,353	1,069,187
2001	298,889	282,435	263,762	269,959	1,115,045
2000	289,967	294.493	289,695	294,534	1,168,689

Five-year Average	285,838	279,805	281,009	282,307	1,128,959

Percent of Year	25%	25%	25%	25%	100%

Working Capital Items

The Company manufactures products for the Original Equipment and European segments on an as-ordered basis, which makes large inventories of such products unnecessary. In addition, the Company does not experience a significant amount of returned products. In the Distributed Products segment, the Company maintains varying levels of finished goods inventory due to the extensive distribution systems and seasonal sales programs. We manage this inventory efficiently and spread it throughout the Company's distribution systems. In these areas, in general, the industry and the Company make use of extended terms of payment for customers on a limited and/or seasonal basis.

Available Information

The Company electronically files or furnishes reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 to the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. These reports are available free of charge on the Company's website, www.modine.com (Investor Relations link), as soon as reasonably practicable after filing. The Company has maintained access to such reports on its website throughout fiscal 2004.

ITEM 2.   PROPERTIES.

The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky, Lancaster, Pennsylvania and Bonlanden, Germany. The Company owns substantially all of its manufacturing and larger distribution centers outright. The Company leases, under various lease arrangements, a few manufacturing facilities and numerous regional sales and service centers, distribution centers, and offices.

The Company used its principal plants and other facilities during fiscal 2004, on an operating-segment basis, as follows:
Type of Facility	Original Equipment	Distributed Products	European Operations	Corporate & Other	Total

Manufacturing	14	11	9	-	34
Distribution	-	4	-	-	4
Sales & Service Centers/Offices	1	13	8	2	24
Sales Branches	-	108	-	-	108
Joint Ventures	-	-	3	2	5

Total	15	136	20	4	175

Those same plants and facilities, on a geographic basis, are as follows:
Type of Facility	North America	Europe	South America	Asia/ Pacific	Central America	Total

Manufacturing	21	12	-	1	-	34
Distribution	3	1	-	-	-	4
Sales & Service Centers/Offices	11	11	-	1	1	24
Sales Branches	108	-	-	-	-	108
Joint Ventures	-	3	1	1	-	5

Total	143	27	1	3	1	175

The following table sets forth information regarding our principal properties by business segment as of March 31, 2004. Properties with less than 30,000 square feet have been omitted from this table. Unless otherwise noted, all of the facilities listed in the table are used for office, manufacturing and warehousing.
Location	Sq. Ft.; Use	Owned/Leased
Original Equipment Segment
Camdenton, MO	118,200	Owned
Harrodsburg,KY	263,500	Owned
Jefferson City, MO	170,400	Owned
Washington, IA	162,800	Owned
Clinton, TN	194,100	Owned
Logansport, IN	141,600	Owned
McHenry, IL	164,700	Owned
Toledo, OH	50,900	Leased
Richland, SC	114,900	Owned
Joplin, MO	142,300	Owned
Lawrenceburg, TN	143,800	Owned
Pemberville, OH	183,800	Owned
Trenton, MO	161,300	Owned

Distributed Products Segment
Emporia, KS	154,800	Owned
Baldwin Park, CA	30,530, Office, Warehouse	Leased
Buena Vista, VA	214,600	Owned
Ferris, TX	36,500, Manufacturing, Office	Owned
Guaymas, Mexico	100,000 Manufacturing, Office	Owned
Hsinchu, Taiwan	40,000 Manufacturing, Office	Owned
Kansas City, MO	250,000 Office, Warehouse	Leased
Lancaster, PA	60,000	Owned
Mexico City, Mexico	189,500	Owned
Mill, Netherlands	274,380	Owned
Nuevo Laredo, Mexico	198,500	Owned
Orlando, FL	85,600, Office, Warehouse	Leased
Rockbridge, VA	103,600	Owned
West Kingston, RI	92,800	Owned

European Operations Segment
Berndorf, Austria	139,880	Owned
Granada, Spain	66,981	Owned
Kirchentellinsfurt, Germany	107,600	Owned
Mezoekoevesd, Hungary	59,567	Owned
Neuenkirchen, Germany	76,396	Owned
Pliezhausen, Germany	136,383	84,251 Owned; 52,132 Leased
Pontevico, Italy	153,007	Owned
Tuebingen, Germany	126,430	Owned
Uden, Netherlands	61,870	Owned
Wackersdorf, Germany	183,200	119,070 Owned; 64,130 Leased

Corporate Headquarters
Racine, WI	458,000	Owned
Bonlanden, Germany	262,241	Owned

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used. Their productive capacity is, from time to time, reduced or expanded as necessary to meet changing market conditions and Company needs. Operations at a new assembly facility in Germany began in fiscal 2004. In addition, the Company completed the construction of its European wind tunnel in fiscal 2004. The Company has included in the above figures all of its aftermarket sales branches, even though on an individual basis, none would be considered a principal facility.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from the Company's 2004 Annual Report to Shareholders, pages 57-58, Note 28.

Under the rules of the SEC, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of Registrant

Name	Age	Position	Officer Since

D. B. Rayburn	56	President and Chief Executive Officer	1991
D. R. Zakos	50	Vice President, General Counsel and Secretary	1985
B. C. Richardson	45	Vice President, Finance and Chief Financial Officer	2003
C. R. Katzfey	57	Group Vice President	2000
K. A. Feldmann	50	Group Vice President	2000
J. R. Rulseh	48	Group Vice President	2001
A. C. DeVuono	55	Vice President and Chief Technology Officer	1996
R. L. Hetrick	62	Vice President, Human Resources	1989
R. W. Possehl*	59	Vice President, Administration	1985
R. S. Bullmore	54	Corporate Controller	1983
G. A. Fahl	49	Environmental, Health & Safety Officer	1998
C. C. Harper	50	Chief Information Officer	1998
D. B. Spiewak	50	Treasurer	1998
M. C. Kelsey	39	Senior Counsel and Assistant Secretary	2002

*   R.W. Possehl announced his retirement, effective July 2, 2004.

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except B. C. Richardson and M. C. Kelsey.

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

Ms. Kelsey joined Modine as Senior Counsel on April 2, 2001. Ms. Kelsey came to Modine from Quarles & Brady LLP, a large national law firm, where she was a partner. Ms. Kelsey was with Quarles & Brady for 12 years.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he or she was elected an officer of Modine.

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's definitive Proxy Statement dated June 11, 2004 at pages 21-22.

The Company's stock option and stock award plans contain certain provisions relating to change-in-control or other specified transactions that may, if authorized by the Officer Nomination & Compensation Committee of the board, accelerate or otherwise release shares granted or awarded under those plans.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is quoted on the National Association of Securities Dealers' Automated Quotation system ("NASDAQ") as a National Market issue. The Company's trading symbol is "MODI." The table below shows the range of high and low bid information for the Company's Common Stock for fiscal years 2003-04 and 2002-03. As of March 31, 2004, shareholders of record numbered approximately 4,760; it is estimated that beneficial owners numbered approximately 17,000.
	2003-04			2002-03
Quarter	High	Low	Dividends	High	Low	Dividends
First	$22.94	$14.67	$ .1375	$30.00	$22.26	$ .125
Second	25.72	18.75	.1375	26.00	17.70	.125
Third	27.74	23.27	.1375	20.58	15.65	.125
Fourth	29.50	23.98	.1375	19.02	12.46	.125
TOTAL			$ .5500			$ .500

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments). Under the most restrictive covenant, restrictive payments may not exceed $50,000,000 in any fiscal year. Restrictive payments made in fiscal 2004 totaled $18,666,000. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

The following describes the purchases of Common Stock during the Company's 4tth quarter of fiscal year 2004.
ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Value of Shares that May Yet be Purchased under the Plans or Programs
December 27, 2003 through January 26, 2004	8,415 (1)	$28.31	0	212,990 (2)
January 27, 2004 through February 26, 2004	0	0	0	212,990 (2)
February 27, 2004 through March 31, 2004	78 (1)	$27.21	0	212,990 (2)
Total	8,493	$27.76	0	212,990 (2)

(1)  Shares purchased solely from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the numbers of shares from the award sufficient to satisfy the person's tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

(2)  The Company cannot determine the number of shares that will be turned back to the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described in footnote 1 above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 212,990, with a value of $5,550,519 at March 31, 2004. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards lapse 20% per year over five years.

ITEM 6.   SELECTED FINANCIAL DATA.
	Fiscal Year ended March 31

	2004	2003(1)	2002(2)	2001(3)	2000

Sales (in thousands)	$1,199,799	$1,092,075	$1,069,187	$1,115,045	$1,168,689
Earnings before cumulative effect of accounting change (in thousands)	40,437	34,348	23,345	51,830	66,332
Cumulative effect of change in accounting for Goodwill impairment -- net of tax (in thousands)	-	(21,692)	-	-	-
Net Earnings (in thousands)	40,437	12,666	23,345	51,830	66,332
Total assets (in thousands)	978,059979192	910,818	903,044	937,171	955,871
Long-term debt (in thousands)	84,885	98,556	139,654	137,449	214,585
Dividends per share	.55	.50	.875	1.00	.92
Net earnings per share of common stock - basic: Before cumulative effect of accounting change	1.19	1.03	..70	1.61	2.05
Cumulative effect of accounting change	-	(.65)	-	-	-
Net earnings -- basic:	1.19	.38	.70	1.61	2.05
Net earnings per share of common stock - diluted: Before cumulative effect of accounting change	1.19	1.02	..70	1.58	2.01
Cumulative effect of accounting change	-	(.64)	-	-	-
Net earnings -- diluted	1.19	.38	.70	1.58	2.01

(1)  An impairment loss relating to goodwill in accordance with SFAS No. 142 reduced net earnings by $21.7 million and was recorded as a cumulative effect of a change in accounting. See Note 15 and Note 29 from the Company's 2004 Annual Report to Shareholders, pages 49 and 59, for further details.

(2)  A restructuring charge reduced net earnings by $5.2 million. See Note 14 and Note 29 from the Company's 2004 Annual Report to Shareholders, pages 47-49 and 59, for further details.

(3)  Patent royalty settlements added $12.7 million to net earnings. See Note 28 from the Company's 2004 Annual Report to Shareholders, pages 57-58, for further details.

Additional information concerning the comparability of net earnings presented in the table above is hereby incorporated by reference from the Company's 2004 Annual Report to Shareholders, page 27 under the caption "Net Earnings."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information required hereunder is incorporated by reference from the Company's 2004 Annual Report to Shareholders, pages 15-31.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" on Pages 22-24 of the Company's 2004 Annual Report to Shareholders, incorporated by reference in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, for information concerning potential market risks to which the Company is exposed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Statements of Earnings, and the related Consolidated Balance Sheets, Statements of Cash Flows, Shareholders' Equity, Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP dated April 30, 2004 appearing on pages 32-59 of the Company's 2004 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2004 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly owned.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting or financial disclosures between the Company and its auditors during fiscal 2004.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Election of Directors" (pages 3-4) is incorporated herein by reference.

Executive Officers. Information in response to this Item appears under the caption "Executive Officers and Directors" in Item I of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" (pages 24-25) is incorporated herein by reference.

Code of Ethics. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Code of Ethics" (pages 7-8) is incorporated herein by reference. The Company's Code of Ethics is included in its website, www.modine.com.

Audit Committee Financial Expert. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Roles of the Board's Committees: Audit Committee" (page 8) is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Roles of the Board's Committees: Audit Committee" (page 8) is incorporated herein by reference.

Procedures for Communicating with the Board. The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Shareholder Communication with the Board" (page 10) is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the Company's Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders dated June 11, 2004 under the caption "Compensation Summary" (pages 17- 18) is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information relating to stock ownership on pages 5-7 of the Company's definitive Proxy Statement dated June 11, 2004 under the headings "Certain Beneficial Owners of Common Stock" and "Directors' and Officers' Ownership of Common Stock." The Company specifically excludes from this incorporation the information included under the heading "Corporate Governance."

Equity Compensation Plan Information

The following table sets forth required information about equity compensation plans as of March 31, 2004.
Plan Category (1)	(a) Number of shares to be issued upon exercise of outstanding options, warrants or rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance (excluding securities reflected in Column (a))
Equity Compensation Plans approved by security holders (2)	2,881,758	$24.23	2,609,440

Equity Compensation Plans not approved by security holders (3)	208,000	$24.93	292,000

Total	3,089,758	$24.27	2,901,440

(1)  The referenced plans contain standard anti-dilution provisions that provide for adjustment of the number of shares covered by the plan in the event of stock dividends, stock splits or similar transactions or in the event the Company acquires an entity which has issued, and has outstanding, stock options or rights. Any such adjustments shall be made to prevent substantial dilution or enlargement of the benefits granted to, or available for, participants.

(2)  Includes the following shareholder-approved plans: 1985 Incentive Stock Plan; 1985 Stock Option Plan for Non-Employee Directors and Directors Emeriti; 1994 Incentive Compensation Plan; 2002 Incentive Compensation Plan; 1994 Stock Option Plan for Non-Employee Directors; Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan; and Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.

(3)  Includes the 2000 Stock Option Plan for Non-Employee Directors, which was approved by the Board of Directors on May 17, 2000 and effective after June 30, 2000. The 2000 Plan did not require shareholder approval since the option grants (all of which are non-qualified) thereunder are not discretionary in any way. Under the 2000 Plan, upon election and each re-election to the Board, a non-employee director automatically receives a grant of 6,000 non-qualified stock options for each year of his/her new term.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated June 11, 2004 on page 23 under the heading "Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated June 11, 2004 on page 24 under the heading "Fees to Independent Auditors for Fiscal 2003/2004 and 2002/2003."

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Report:
Page in Annual Report*

(1) Financial Statements:

Consolidated Statements of Earnings for the years ended March 31, 2004, 2003, and 2002.	32
Consolidated Balance Sheets at March 31, 2004 and 2003.	33
Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003, and 2002.	34
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2004, 2003, and 2002. 29	35
Notes to Consolidated Financial Statements. 30 - 46	36-59
Report of Independent Accountants. 46	59
* Incorporated by reference from the indicated pages of the 2004-03 Annual Report to Shareholders, attached hereto as Exhibit 13.

Page in Form 10-K
(2) Financial Statement Schedules:

Report of Independent Accountants on Financial Statement Schedules.	23
Report of Independent Accountants	24
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2004, 2003, and 2002. 24	25
(3) Consent of Independent Accountants. 28	Exhibit 23(a)

(4) Notice regarding Consent of Arthur Anderson.	Exhibit 23(b)

(5) Exhibit Index. 16	16-21

(b)  other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:
Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2(a)	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2004

3(a)	Restated Articles of Incorporation (as amended).		X

3(b)	Restated By-Laws (as amended).	Exhibit 3(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K

4(b)	Restated Articles of Incorporation	See Exhibit 3(a) hereto.

4(c)

Bank One Credit Agreement dated April 17, 2002.

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

Exhibit 4(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2002 ("2002 10-K")

10(a)*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to 2002 10-K.

10(b)*	Employment Agreement between the Registrant and D.B. Rayburn.	Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 ("2001 10-K").

10(c)*	Employment Agreement between the Registrant and B.C. Richardson dated May 12, 2003.**

10(d)*	Employment Agreement between the Registrant and A.C. DeVuono dated May 16, 2001. **

10(e)*	Change in Control and Termination Agreement between the Registrant and D.B. Rayburn.		X

10(f)*

Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and each the following officers: D.R. Zakos; C.R. Katzfey; J.R. Rulseh; A.C. DeVuono; R.L. Hetrick; R.W. Possehl; R.S. Bullmore; G.A. Fahl; C.C. Harper; and D.B. Spiewak (each amended and restated as of May 20, 1999); B.C. Richardson (dated May 12, 2003); and M.C. Kelsey (dated April 1, 2002).

X

10(g)*	1985 Incentive Stock Plan (as amended).	Exhibit 10(j) to 2002 10-K.

10(h)*	1985 Stock Option Plan for Non-Employee Directors.		X

10(i)*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to the Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10(j)*	Modine Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10(k)*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10(l)*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to 2001 10-K.

10(m)*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10(n)*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10(o)*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10(p)*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 2001 10-K

10(q)*	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan.	Exhibit 10(ae) to 2001 10-K.
10(r)*	Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.
10(s)*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10(t)*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Definitive Proxy Statement dated June 7, 2002.

10(u)*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10(v)*	Form of Stock Award Plan.***	Exhibit 10(p) to 2001 10-K

13

Incorporated portions of 2003-2004 Annual Report to Shareholders. Except for the portions of the Report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.

X

21	List of subsidiaries of the Registrant.		X

23(a)	Consent of independent registered public accounting firm.		X

23(b)	Notice regarding consent of Arthur Andersen.		X

31(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99(a)	Appendix (filed pursuant to item 304 of Regulation S-T). Note: All Exhibits filed herewith are current to the end of the reporting period of the Form 10-K (unless otherwise noted).		X

*     Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

**    Employment Agreement is not materially different from the Employment Agreement between the Registrant and D.B. Rayburn filed as Exhibit 10(c) to 2001 10-K.

***   Each year the Company enters into a Stock Award Plan, the terms of which are not materially different from the form agreement included herewith.

Current Reports on Form 8-K:

The following current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year and thereafter, except as noted below for reports that were furnished rather than filed:

January 21, 2004, reporting the financial results of the third fiscal quarter.*

January 21, 2004, announcing quarterly dividend.

April 30, 2004, announcing signing of a definitive asset purchase agreement with WiniaMando Inc. for the purchase of the assets of its Automotive Climate Control Division.

May 5, 2004, announcing the financial results for the fourth fiscal quarter and fiscal year end.*

May 19, 2004, announcing a Board resolution to increase dividend payments.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 14, 2004	Modine Manufacturing Company By: /s/D.B. Rayburn D. B. Rayburn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.
/s/D.B. Rayburn D. B. Rayburn, President and Chief Executive Officer	June 14, 2004 Date

/s/B.C. Richardson B. C. Richardson, Vice President, Finance and Chief Financial Officer	June 14, 2004 Date

/s/D. R. Zakos D. R. Zakos, Vice President, General Counsel and Secretary	June 14, 2004 Date

R. J. Doyle, Director	June 14, 2004 Date

/s/F. P. Incropera F. P. Incropera, Director	June 14, 2004 Date

/s/F. W. Jones F. W. Jones, Director	June 14, 2004 Date

/s/D. J. Kuester D. J. Kuester, Director	June 14, 2004 Date

/s/V. L.Martin V. L. Martin, Director	June 14, 2004 Date

/s/G. L. Neale G. L. Neale, Director	June 14, 2004 Date

/s/M. C. Williams M. C. Williams, Director	June 14, 2004 Date

/s/M. T. Yonker M. T. Yonker, Director	June 14, 2004 Date

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Modine Manufacturing Company
Racine, Wisconsin:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, cash flows, and shareholders' equity present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
April 30, 2004

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
August 11, 2000

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES

(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2004, 2003 and 2002
($ In Thousands)
Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2004: Intangible Assets- Accumulated Amortization	$61,182	$321	$1,769(B)	$0	$63,272

Allowance for Doubtful Accounts	$2,687	$1,681	$215(B)	$1,078(A)	$3,505

Valuation Allowance for Deferred Tax Assets	$1,495	$1,457	$180(B)	$0	$3,132
2003: Intangible Assets- Accumulated Amortization	$37,337	$23,210(E)	$2,202(B)	$1,567(C)	$61,182

Allowance for Doubtful Accounts	$3,217	$1,233	$(70)(B)	$1,693(A)	$2,687

Valuation Allowance for Deferred Tax Assets	$557	$775	$163(B)	$0	$1,495

2002: Intangible Assets- Accumulated Amortization	$35,302	$9,065	$(330)(B)	$6,700(C)	$37,337

Allowance for Doubtful Accounts	$2,459	$2,086	$(39)(B)	$1,289(A)	$3,217

Valuation Allowance for Deferred Tax Assets	$592	$0	$(35)(B)	$0	$557

Notes:
(A) Bad debts charged off during the year.
(B) Translation and other adjustments.
(C) Retirement of fully amortized intangibles
(D) Includes foreign operating losses and tax credit carryforwards.
(E) Includes SFAS No. 142 Goodwill Impairment of $22,828,000.