Form 10-Q
period 2004-06-26
MODINE MANUFACTURING CO
filed 2004-08-05
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common Stock, $0.625 Par Value	34,502,379

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets -
June 26 and March 31, 2004	3
Consolidated Statements of Earnings -
For the Three Months Ended
June 26, 2004 and 2003	4
Consolidated Condensed Statements of Cash Flows -
For the Three Months Ended June 26,
2004 and 2003	5
Notes to Consolidated Condensed Financial Statements	6-16

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	16-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	25-26

Signatures	27

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
June 26, 2004 and March 31, 2004
(Unaudited)
	June 26, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 47,301	$ 63,265
Trade receivables, less allowance for
doubtful accounts of $3,150 and $3,505	203,767	180,163
Inventories	140,010	136,441
Deferred income taxes and other current assets	54,808	53,331
Total current assets	445,886	433,200
Noncurrent assets:
Property, plant, and equipment -- net	390,206	397,697
Investment in affiliates	27,118	28,095
Goodwill -- net	32,108	32,609
Other intangible assets -- net	3,295	3,791
Deferred charges and other noncurrent assets	74,239	74,638
Total noncurrent assets	26,966	536,830
Total assets	$972,852	$970,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	$ 3,619	$ 3,024
Accounts payable	89,996	99,258
Accrued compensation and employee benefits	54,296	52,867
Income taxes	17,372	12,162
Accrued expenses and other current liabilities	38,298	36,745
Total current liabilities	203,581	204,056
Noncurrent liabilities:
Long-term debt	82,263	84,885
Deferred income taxes	42,769	42,774
Other noncurrent liabilities	52,858	51,774
Total noncurrent liabilities	177,890	179,433
Total liabilities	381,471	383,489
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,467 and 34,366 shares, respectively	21,542	21,478
Additional paid-in capital	33,548	30,912
Retained earnings	544,487	535,885
Accumulated other comprehensive income	4,254	9,974
Treasury stock at cost: 291 and 289 shares, respectively	(7,526)	(7,492)
Restricted stock - unamortized value	(4,924)	(4,216)
Total shareholders' equity	591,381	586,541
Total liabilities and shareholders' equity	$972,852	$970,030

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 26, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 26
	2004	2003

Net sales	$347,362	$288,898

Cost of sales	265,202	216,507
Gross profit	82,160	72,391
Selling, general, and administrative expenses	59,485	57,237
Restructuring charges	1,522	-
Income from operations	21,153	15,154
Interest expense	(1,277)	(1,434)
Other income --net	3,570	3,462
Earnings before income taxes	23,446	17,182
Provision for income taxes	9,637	5,896
Net earnings	$ 13,809	$ 11,286
Net earnings per share of common stock:
Basic	$0.41	$0.33
Diluted	$0.40	$0.33
Dividends per share	$0.1525	$0.1375
Weighted average shares -- basic	33,932	33,846
Weighted average shares -- diluted	34,264	33,904

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Three Months Ended June 26, 2004 and 2003
(Unaudited)

	Three months ended June 26
	2004	2003

Net Earnings	$ 13,809	$ 11,286
Adjustments to reconcile net earnings with cash provided
by operating activities:
Depreciation and amortization	15,960	14,338
Other - net	563	1,059
	30,332	26,683
Net changes in operating assets and liabilities	(27,632)	(12,206)
Net cash provided by operating activities	2,700	14,477
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(12,766)	(14,267)
Proceeds from dispositions of assets	113	170
Other -- net	(14)	(159)
Net cash (used for) investing activities	(12,667)	(14,256)
Cash flows from financing activities:
Reductions of long-term debt	(752)	(2,751)
Issuance of common stock, including treasury stock	1,394	860
Purchase of treasury stock	(34)	-
Cash dividends paid	(5,207)	(4,660)
Net cash (used for) financing activities	(4,599)	(6,551)
Effect of exchange-rate changes on cash	(1,398)	3,176
Net (decrease) in cash and cash equivalents	(15,964)	(3,154)
Cash and cash equivalents at beginning of period	63,265	66,116
Cash and cash equivalents at end of period	$ 47,301	$ 62,962

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2004 Annual Report filed with the Securities and Exchange Commission, except for reclassifications made to conform the prior year with the current year's presentation. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2005 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2004 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Annual Report on Form 10-K Report for the year ended March 31, 2004.

2.      Significant accounting policies

Cash and cash equivalents --

Credit balances for checks written but not yet presented for payment have been classified as a reduction to cash and cash equivalents. Previously these credit balances have been included in accounts payable. Prior year balances have been reclassified to conform to the current year presentation. These credit balances, were $9,162,000 and $11,127,000 at March 31, 2004 and 2003. At June 26, 2003 the credit balance was $7,208,000.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

(In thousands, except per share amounts)	Three months ended June 26
	2004	2003

Net earnings as reported	$13,809	$11,286
Stock compensation expense under fair value method	-	(152)
Net earnings pro forma	$13,809	$11,134

Net earnings per share (basic) as reported	$0.41	$0.33
Net earnings per share (basic) pro forma	0.41	0.33

Net earnings per share (diluted) as reported	$0.40	$0.33
Net earnings per share (diluted) pro forma	0.40	0.33

        New Accounting Pronouncements -

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When effective, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. Modine elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on post-retirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 is effective for Modine's second quarter of fiscal 2005. Management is currently evaluating the effect that the adoption of FSP 106-2 will have on its results of operations and financial condition.

3.      Pension and other post-retirement benefit plans

Costs for Modine's pension and other post-retirement benefit plans for the three months ended June 26, 2004 and 2003 include the following components:

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the three months ending June 26,	2004	2003	2004	2003
Service cost	$1,878	$1,701	$ 99	$ 96
Interest cost	3,469	3,333	650	637
Expected return on plan assets	(4,836)	(4,903)	-	-
Amortization of:
Unrecognized net loss (gain)	548	55	257	192
Unrecognized prior service cost	137	150	(97)	(97)
Unrecognized net obligation (asset)	(7)	47	-	-
Adjustment for curtailment	430	-	-	-
Adjustment for settlement	-	1,490	-	-
Net periodic benefit cost	$1,619	$1,873	$909	$828

The pension curtailment of $430,000 recorded in the 1st quarter of fiscal 2005 related to the expiration of the recall eligibility period for employees in one of the Company's pension plans.

4.      Other income -- net

		(In thousands)
	Three months ended June 26
	2004	2003
Equity in earnings of non-consolidated affiliates	$1,475	$ 509
Royalty income	1,265	778
Sale of property, equipment, and business	290	526
Interest income	144	325
Other non-operating income	396	1,324
Total	$3,570	$3,462

5.      Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share amounts)	Three months ended June 26
	2004	2003

Net earnings per share of common stock:
Basic	$0.41	$0.33
Diluted	$0.40	$0.33

Numerator:
Earnings available to common shareholders Denominator:	$13,809	$11,286
Weighted average shares outstanding - basic	33,932	33,846
Effect of dilutive securities -- options*	332	58
Weighted average shares outstanding - assuming dilution	34,264	33,904

* There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

Average market price per share	$28.89	$19.61
Number of shares	958	2,507

6.      Comprehensive Earnings

Comprehensive earnings, which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the three months ended June 26, 2004 and 2003, were $8,089,000 and $29,843,000, respectively.

7.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

		(In thousands)
	June 26, 2004	March 31, 2004
Raw materials	$ 33,654	$ 30,247
Work in process	25,581	26,595
Finished goods	80,775	79,599
Total inventories	$140,010	$136,441

8.      Property, Plant, and Equipment

		(In thousands)
	June 26, 2004	March 31, 2004
Gross, property,
plant & equipment	$850,412	$852,486
Less accumulated depreciation	(460,206)	(454,789)
Net property, plant & equipment	$390,206	$397,697

9.      Acquisition

Effective July 31, 2004, Modine acquired the South Korean assets of the Automotive Climate Control Division (ACC) of WiniaMando Inc. Modine expects to complete the acquisitions of the balance of ACC's operations in China in approximately 30 days, or as soon as certain necessary approvals and filings are completed with the Chinese government. A definitive purchase agreement was announced on April 29, 2004. The total purchase price of the Korean and Chinese operations is expected to be approximately $88 million, including approximately $83 million in cash plus the assumption of certain long-term liabilities. These amounts do not include professional services and other related acquisition costs. The acquisition is expected to increase Modine's revenue by more than 15%, provide many complementary products and leverage Modine's significant technology investment.

Headquartered near Seoul, South Korea, with manufacturing facilities in Asan City, ACC designs and manufacturers heating, ventilating and air conditioning (HVAC) systems for minivans, SUVs, commercial vehicles, trucks, buses and trains as well as other heat transfer components. ACC employs nearly 700 people, and owns a state-of-the-art wind tunnel, research center and manufacturing plant in South Korea and wholly owned facility in Shanghai, China as well as a 50/50 joint venture in Hefei, China.

10.     Restructuring and other plant closure costs

On June 17, 2004 the Company, through its Electronics Cooling Group (which is reported in the Distributed Products segment), announced plans to close its Guaymas, Mexico plant due to a shift in customer sourcing and over-capacity in its North American operations. The move, which consists of transferring equipment and current operations to Lancaster, Pennsylvania and Hsinchu, Taiwan, is targeted to be completed before the end of September 2004 and is designed to reduce operating expenses, improve asset utilization and focus manufacturing operations closer to the electronics customer's assembly facilities. The estimated financial impact, which includes restructuring and other closure costs, is estimated to be approximately $3,000,000, with $1,983,000 being recorded in the first quarter of fiscal 2005, and the remainder to be recognized in the second quarter of fiscal 2005. These expenses are reported in the line items "restructuring charges" and "cost of sales" in the consolidated statements of earnings. The restructuring costs include severance due to a workforce reduction of approximately 30 employees, and the remaining payments on a non-cancelable operating lease that expires in April 2008. The "other closure costs" consist primarily of accelerated depreciation of certain assets that will no longer be utilized.

A summary of the restructuring and other closure costs recognized for the quarter and year-to-date period ended June 26, 2004, are as follows:

(In thousands)	Restructuring Charges		Other Closure Costs	Total
	Workforce Reduction	Facilities Expense

Amount incurred in Q1, FY2005	$ 136	$ 1,386	$ 461	$ 1,983

At June 26, 2004, the accrued liability associated with this decision consisted of the following:

(In thousands)	Restructuring Charges		Total
	Workforce Reduction	Facilities Expense

Accrued severance	$ 136	$ -	$ 136
Short-term lease liability	-	297	297
Long-term lease liability	-	1,089	1,089
Accrued liability at June 26, 2004	$ 136	$ 1,386	$ 1,522

No payments were recorded during the quarter against the restructuring liability.

11.     Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during fiscal 2005, by segment and in the aggregate, are summarized in the following table:

(In thousands)	Original Equipment	Distributed Products	European Operations	Total

Balance, March 31, 2004	$ 20,344	$ 3,987	$ 8,278	$ 32,609
Fluctuations in foreign currency	-	(2)	(499)	(501)
Balance, June 26, 2004	$ 20,344	$ 3,985	$ 7,779	$ 32,108

Additional disclosures related to acquired intangible assets are as follows:

(In thousands)	June 26, 2004		March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets:
Patents and product technology	$ 3,951	$ 2,717	$ 3,951	$ 2,651
Non-compete agreements	2,182	2,182	2,182	2,182
Other intangibles	118	118	118	118
Total	6,251	5,017	6,251	4,951
Unamortized Intangible Assets:
Pension Asset	2,061	-	2,491	-
Total intangible assets	$ 8,312	$ 5,017	$ 8,742	$ 4,951

The aggregate amortization expense for the quarters ended June 26, 2004 and 2003, were $66,000 and $95,000, respectively. Total estimated annual amortization expense expected for fiscal years 2005 through 2010 and beyond are as follows:

Fiscal Year	Estimated Amortization Expense (In thousands)

2005	$263
2006	263
2007	263
2008	256
2009	255
2010 & Beyond	-

12.     Financial Instruments

Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At June 26, 2004 and March 31, 2004 approximately 56% and 54%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic credit evaluations of each customer and actively monitors its financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been below 1% of outstanding trade receivable balances for the presented periods.

13.    Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first quarter of fiscal 2005 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the quarter ended June 26, 2004, $0.7 million of net gains related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

14.     Product Warranties and other Commitments

Warranty Liability	(In thousands)

Three months ended June 26:	2004	2003
Balance at March 31	$20,916	$12,970
Accruals for warranties issued in current year	2,621	2,456
Accruals related to pre-existing warranties	444	254
Settlements made	(3,065)	(2,582)
Effect of exchange-rate changes on the warranty liability	(146)	372
Balance at June 26	$20,770	$13,470

Commitments:
At June 26, 2004, the Company had capital expenditure commitments of $31,676,000. Significant commitments include the purchases of additional assets and equipment for the new assembly facility in Wackersdorf, Germany, which began production in fiscal 2004, and tooling and equipment expenditures for new customer programs.

15.     Segment data

During the first quarter of fiscal 2005, management introduced a change to the segment reporting structure. The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. This revision was made to include the manufacturing plant in the segment for which it is manufacturing product. Sales and operating income presented for the quarter ended June 2003 have been restated for the realignment of this manufacturing facility. In addition, certain centralized service expenses have been allocated to the reportable segments from corporate and administration expenses beginning in the first quarter of fiscal 2005. The new central service allocations for expenses directly attributable to the reportable segments include expenses related to the engine products group, and information technology, finance, purchasing, quality assurance, and environmental departments. Operating income presented for the quarter ended June 2003 has been restated to reflect the new central service allocations.

		(In thousands)
Quarter ended June 26,	2004	2003
Sales :
Original Equipment	$ 143,729	$ 110,981
Distributed Products	85,081	85,231
European Operations	123,096	102,285
Segment sales	351,906	298,497
Eliminations	(4,544)	(9,599)
Total net sales	$ 347,362	$ 288,898
Operating income:
Original Equipment	$ 21,679	$ 16,705
Distributed Products	(138)	(1,159)
European Operations	13,217	13,726
Segment operating income	34,758	29,272
Corporate & administrative expenses	(13,603)	(14,151)
Eliminations	(2)	33
Other items not allocated to segments	2,293	2,028
Earnings before income taxes	$ 23,446	$ 17,182

The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. The asset data presented has been restated for March 31, 2004 to reflect the change in segment in which this manufacturing facility is included.

		(In thousands)
	June 26,	March 31,
Period ending	2004	2004
Assets:
Original Equipment	$ 243,114	$ 223,130
Distributed Products	199,480	197,533
European Operations	339,023	332,858
Corporate & Administrative	198,264	222,187
Eliminations	(7,029)	(5,678)
Total assets	$ 972,852	$ 970,030

16.     Contingencies and Litigation

Environmental -
The United States Environmental Protection Agency (US EPA) has designated Modine as a potentially responsible party ("PRP") for remediation of five waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); N.L./Taracorp (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); and Alburn Incinerator/Lake Calumet Cluster (Illinois). These sites are not Company-owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

At the N.L./Taracorp site, a settlement agreement was signed in January 2002 which included a $118,609 settlement assessment. On January 16, 2004, the US EPA published its notice of proposed settlement with the de minimis PRPs, including Modine. In May 2004, Modine submitted a payment of $118,609 as requested by the US EPA in accordance with the executed De Minimis Contributor Administrative Order. Modine does not anticipate any additional payments relating to the cleanup of the N.L./Taracorp site.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, are required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA did not provide an estimate of the added costs arising from the planned work, however, the cost to Modine is not expected to be material based upon Modine's relatively small portion of waste at just one (Alburn Incinerator, Inc.) of the three properties comprising the Lake Calumet Cluster. In December 2003, Modine responded to the US EPA stating that it would be willing to participate in settlement of the Alburn Incinerator, Inc./Lake Calumet Cluster site remedial costs as a "micro de minimis PRP".

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. As of March 31, 2004, the Company had $119,000 included in "accrued expenses and other current liabilities" on the consolidated balance sheet to cover cleanup activities, including remediation and legal costs at the N.L./Taracorp site. As a result of the May 2004 N.L./Taracorp settlement payment as noted above, there is no longer an accrual balance recorded for cleanup activities, including remediation and legal costs, as of the fiscal quarter ending June 26, 2004. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster site cannot be reasonably estimated at this time and have not been accrued.

Modine has been identified as a potentially responsible party (PRP) at a California Department of Toxic Substances-listed site named Gibson Environmental in Bakersfield, California. Modine was named a PRP as a result of waste disposal at Gibson by a former owner of a Modine property. Modine entered into an agreement with the Gibson Environmental PRP committee on June 25, 2004 which indemnified Modine from any future governmental or third party claims relating to costs associated with the remediation of the Gibson site. Modine submitted a $17,918 payment to a Gibson Environmental PRP trust fund in accordance with this agreement. Modine does not anticipate any additional expenses relating to this site.

The Company also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at June 26, 2004 and March 31, 2004 to cover the investigative work and remediation for sites in the United States and The Netherlands was $1.2 million for both periods. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities". No significant changes to these accruals were recorded in the first three months of fiscal 2005.

Other
Other recent developments concerning legal proceedings reported in the Modine Manufacturing Company Form 10-K report for the year ended March 31, 2004, are updated in this Quarterly Report on Form 10-Q in Part II, Other Information, Item 1, Legal Proceedings.

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

RESULTS OF OPERATIONS

Comparison of the First Quarter of 2004-05 with the First Quarter of 2003-04

First quarter net sales of $347.4 million (a record) were 20.2% higher than the $288.9 million reported in the first quarter of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, of approximately $11.2 million when compared to the same quarter last year.

Revenues from the Original Equipment segment grew by 29.5%, or $32.7 million, from the same quarter last year. Sales improvements in the Original Equipment segment were recorded in all of the markets served by the segment. The largest improvement occurred in the truck market, which benefited from sales of new exhaust-gas recirculation (EGR) cooler products, while the off-highway market also achieved significant increases in sales volumes. Revenues from the European Operations segment grew by 20.3%, or $20.8 million, from the same quarter last year and excluding the impact of the stronger euro in relation to the U.S. dollar, revenues would have grown by 10.2%. Improved volumes were seen in the European heavy-duty markets, which were partially offset by the softer European automotive market. In the Distributed Products segment, revenue declined 0.2%, or $0.2 million. Reduced aftermarket revenue was the major contributor to the decline, which was offset by stronger coil sales in the commercial HVAC&R (heating, ventilating, air conditioning, and refrigeration) business and minimal year over year increases in the electronic cooling markets.

Gross margin, as a percentage of sales, was 23.7%. This was a 1.4% decrease as a percentage of sales from the 25.1% earned in the first quarter of the previous year. Lower gross margins were earned in the European Operations and Original Equipment segments, while higher gross margins were reported in the Distributed Products segment on comparable sales with the same quarter a year ago. The major markets experiencing declines included the North American automotive, and the European automotive and heavy duty markets, which were partially offset by improved margins in the aftermarket, truck, HVAC&R, and electronic cooling markets. Higher material costs as a percentage of sales was a large factor in the year over year overall decline in gross profit margin while labor increased slightly and manufacturing overhead declined as a percentage of sales. The growth in material costs as a percentage of sales can be attributed to an increase in the metal market prices, which occurred in the latter part of fiscal 2004.

Selling, general and administrative expenses of $59.5 million were up from the prior year's first quarter of $57.2 million but down 2.7% as a percentage of sales to 17.1%. The impact of currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, contributed to approximately 60% of the overall increase. Many items contributed to the remaining increase in selling, general and administrative expenses, the larger items being higher depreciation expense, maintenance and rearrangement expense, travel related expense, and professional service expense.

Restructuring charges of $1.5 million were recorded during the quarter related to the previously announced closure of the Guaymas, Mexico facility in the Company's electronics cooling business. The closure is the result of a shift in customer sourcing and overcapacity in North American operations for the electronics cooling market. The charges recorded during the quarter included $1.4 million which is the discounted fair value of the remaining lease term which expires in April, 2008, and severance costs of $0.1 million.

Interest expense decreased 10.9%, or $0.2 million, while average outstanding debt levels decreased $26.6 million, or approximately 23.6%, from the same quarter one year ago. The decline in the interest expense was less than the debt level decline primarily due to exchange rate fluctuations on euro-denominated loans.

Net non-operating income increased by $0.1 million from the same quarter one year ago. Equity in earnings of non-consolidated affiliates was up $1.0 million, a direct result of the continued strong performance of Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., from the first quarter of the prior year. Royalty income was up $0.5 million from the first quarter of last year. Also, unfavorable exchange losses on foreign currency transactions of $0.7 million in the current year compared to favorable exchange gains on foreign currency transactions of $0.3 million in the prior year resulted in a net $1.0 million year over year reduction in non-operating income. Tooling sales recorded during the first quarter were also down $0.3 million.

The provision for income taxes in the current quarter was $9.6 million compared to last year's first quarter expense of $5.9 million. The effective tax rate of 41.1% represents a 6.8 percentage point increase from the prior year. This increase resulted primarily from: higher combined U.S. federal and state tax rates due to a greater portion of the Company's worldwide income generated in the U.S.; a one time income shift between taxing jurisdictions, and increased U.S. taxes provided on unremitted foreign earnings.

Net earnings were $13.8 million or $0.41 basic and $0.40 diluted earnings per share for the first quarter of the year. This compares to earnings, of $11.3 million, or $0.33 basic and diluted earnings per share, for the first quarter of the prior year. Return on shareholders' equity through the first quarter of the current fiscal year was 9.4% compared to 8.3% in the prior year.

Outlook for the Remainder of the Year

The positive momentum from the second half of fiscal year 2004 has continued into the first quarter, posting another record in quarterly sales and increased earnings. For the second quarter of fiscal 2005, management expects earnings to be slightly higher than the first quarter. In addition, the effective tax rate for the first quarter of 41.1%, is expected to be between 35% and 37% for the balance of the year. Management is confident that the Company is on track to deliver the fiscal 2005 improvement in both sales and earnings stated in the prior year-end earnings release. The closing of the proposed acquisition of the South Korean assets of the Automotive Climate Control Division of WiniaMando Inc. occurred, effective July 31, 2004. The acquisition, along with new business programs and continued market recovery in certain of our businesses, will continue to produce strong financial results and performance for the Company and increase shareholder value. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" attached hereto as Exhibit 99 and incorporated herein by reference.

FINANCIAL CONDITION

Comparison between June 26, 2004 and March 31, 2004

Current assets

Cash and cash equivalents of $47.3 million decreased $16.0 million from the March 31, 2004 balance. Capital expenditures, debt reductions and the quarterly dividend payment exceeded cash provided by operating activities and the issuance of common stock during the quarter.

Trade receivables of $203.8 million were up $23.6 million (13%) over year-end, primarily due to increased sales volumes, which were up $26.3 million over the previous quarter.

Inventory levels of $140.0 million increased by $3.6 million from year-end and increased $3.0 million from the same time one year ago. Inventory values have increased from year-end primarily due to seasonal builds in the Distributed Products segment. Larger sales volumes and higher material costs were the main factors for the growth in inventory values in the Original Equipment segment.

Deferred income taxes and other current assets increased by $1.5 million from year-end. The largest items contributing to the change were increases in unexpired insurance premiums and, to a lesser extent, royalty receivables offset by a reduction in prepaid income taxes.

The current ratio increased from 2.1 to 1 at year-end to 2.2 to 1. Net working capital increased $13.2 million to $242.3 million. Major items influencing the change were higher trade receivables, inventories, and other current assets together with a reduction in accounts payables. These were offset in part by lower cash and cash equivalents, higher current portion of long-term debt, higher accrued compensation and employee benefits, higher income taxes payable and higher accrued expenses and other current liabilities.

Noncurrent assets

Net property, plant and equipment of $390.2 million decreased by $7.5 million over year-end. Depreciation and retirements along with the foreign currency translation during the quarter were higher than capital expenditures. Continued expenditures on the administration building and technical center facilities in Europe, and tooling and other new equipment purchases primarily supporting the European automotive market and North American truck market were among the larger capital expenditures during the first quarter. Outstanding commitments for capital expenditures were $31.7 million at June 26, 2004. More than 65% of the commitments relate to Modine's European operations. The outstanding commitments will be financed through a combination of funds generated from operations, existing cash reserves, and third party borrowing as required.

Investments in unconsolidated affiliates of $27.1 million decreased by $1.0 million from year-end. Items reducing the overall investment balance were unfavorable currency translation effect and the recording of a dividend related to Modine's Brazilian joint venture company, Radiadores Visconde, Ltda., offset in part by equity earnings of $1.5 million recorded for the quarter.

Goodwill and intangible assets decreased by $1.0 million. Foreign currency translation and amortization were the main items contributing to the overall change. In addition, there was a reduction in the noncurrent pension liability due to the recognition of a pension curtailment charge.

Deferred charges and other noncurrent assets decreased by $0.4 million. The net decrease was primarily the result of changes in deferred pension assets and long-term deferred tax assets.

Current Liabilities

Accounts payable and other current liabilities of $182.6 million were $6.3 million lower than in March 2004. Normal timing differences in the level of operating activity and currency fluctuations were responsible for changes in the various components. Accrued income taxes increased $5.2 million from improved profits and timing differences in making estimated payments.

Debt

Outstanding debt decreased $2.0 million to $85.9 million from the March 2004 balance of $87.9 million. Domestic long-term debt decreased $0.7 million due to the dollar value change of euro-denominated loans. European long-term debt decreased by $1.3 million. Scheduled payments of $0.8 million in the quarter and the decrease in the dollar value of the value of the euro-denominated loans of $0.5 million created the change from March 2004.

Consolidated available lines of credit decreased $0.2 million to $162.8 million during the quarter. An additional $50.0 million is available on the credit line revolver, subject to lenders approval, bringing the total available up to $212.8 million. Domestically, Modine's unused lines of credit were unchanged at $150.0 million. Foreign unused lines of credit were $12.8 million. At the end of the first quarter of 2005, total debt-to-capital ratio, as defined in the Company's 2003/2004 Annual Report to Shareholders, was 12.7% down 0.3 percentage points from the end of fiscal 2004.

Shareholders' Equity

Total shareholders' equity increased by $4.8 million to a total of $591.4 million. Net income of $13.8 million recorded for the quarter was partially offset by $5.2 million in dividend payments to shareholders. Net unfavorable foreign currency translation of $5.7 million was reported as the U.S. dollar strengthened against the euro and the Brazilian real during the quarter. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $2.7 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and stock awards granted during the quarter. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises.

Liquidity

Operating cash flow for the quarter ended June 26, 2004 was $2.7 million compared to $14.5 million one year ago. The differences were mainly the result of a larger increase in accounts receivable this year, due to higher sales, a 20% increase over the same quarter a year ago, and a larger decrease in accounts payable over the same quarter last year. Management continues to focus its efforts on improving working capital. Compared with the prior year, days sales outstanding decreased two days to 51 days and inventory turns increased from 6.4 to 7.7. The Company expects cash flow to remain strong in the current fiscal year and to meet its future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. The Company expects to make scheduled debt repayments in fiscal 2005 with internally generated funds. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans. The acquisition of the South Korean assets of the ACC Division of WiniaMando Inc., which closed effective July 31, 2004, is being financed through a draw down of excess cash and utilization of existing credit lines. The estimated purchase price is $88 million, including $83 million in cash plus the assumption of certain long-term liabilities. In addition, management believes it is positioned to provide the necessary financial resources to take advantage of additional potential strategic business opportunities that may arise within fiscal 2005.

Environmental
Please see Footnote 16 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, and throughout Europe. It also has equity investments in companies located in France, Japan and Brazil. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are primarily exposed to changes in exchange rates between the U. S. dollar and the European currencies, primarily the euro. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable/(unfavorable) currency translation adjustments recorded for the three months ended June 26, 2004 and for the twelve months ended March 31, 2004 were ($5.7) million and $28.5 million, respectively. As of June 26, 2004 and March 31, 2004, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $78.3 million and $73.7 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $7.8 million and $7.4 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	June 26, 2004 Expected Maturity Date

Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (euro)	2,125	64,343	3,545	3,545	3,545	5,779	82,882
Average interest rate	5.44%	5.15%	4.06%	4.06%	4.06%	4.06%	-

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

	June 26, 2004 Expected Maturity Date

Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (euro)	2,125	64,343	3,545	3,545	3,545	5,779	82,882
Average interest rate	5.44%	5.15%	4.06%	4.06%	4.06%	4.06%	-
Variable rate (U.S.$)	-	-	-	3,000	-	-	3,000
Average interest rate	-	-	-	2.69%	-	-	-

Credit Risk
Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 56% of the trade receivables balance at June 26, 2004 was concentrated in the Company's top ten customers. Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies. For example, traditionally, significant increases in oil prices have had an adverse effect on many markets the Company serves. Continued high oil prices may negatively impact the economic recovery that the Company is currently experiencing, particularly in the truck and off-highway markets.

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $14.8 million investment in its 50%-owned joint venture. During the first quarter, the Brazilian Real weakened against the U.S. dollar by approximately 10%. Going forward, the Company will focus more intently on conditions in Asia as we integrate the ACC Division of WiniaMando Inc., which has operations in South Korea and China. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments. Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation (EGR), CO2, and fuel cell technology. Modine's investment in these areas is subject to the risks associated with business integration, technological success and market acceptance.

The upturn in the economy is putting production pressure on certain of the Company's suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand. In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part. The Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

Commodity Price Risk
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. The Company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company does maintain agreements with certain original equipment customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 21, 2004. A quorum was present at the Annual Meeting with 31,010,855 shares out of 34,392,589 (90.17%) entitled to cast votes represented either in person or by proxy.

The shareholders voted to elect Richard J. Doyle, Gary L. Neale and David B. Rayburn to serve as directors until the 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The results of the vote were as follows:

Director	Votes For	Votes Withheld
Richard J. Doyle	30,554,447.462	456,407.538
Gary L. Neale	30,577,651.102	433,203.898
David B. Rayburn	30,576,166.584	434,688.416

The terms of office as directors of Frank P. Incropera, Vincent L. Martin, Marsha C. Williams, Frank W. Jones, Dennis J. Kuester and Michael T. Yonker continued after the meeting.

Also at the Annual Meeting, the shareholders ratified PricewaterhouseCoopers LLP as the Company's independent auditors with 30,363,150.516 votes for ratification, 528,664.163 votes against and 119,040.321 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2(a)	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2004

3(a)	Restated Articles of Incorporation (as amended).	Exhibit 3(a) to the Registrant's Form 10-K for the fiscal year ended March 31, 2004

3(b)	Restated By-Laws (as amended).	Exhibit 3(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K

4(b)	Restated Articles of Incorporation	See Exhibit 3(a) hereto.

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

Exhibit 4(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2002

31(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99(a)	Important Factors and Assumptions Regarding Forward-Looking Statements.		X

(b)     Reports on Form 8-K:

The Company filed 7 reports on Form 8-K during the period covered by this report, described as follows:

1.	April 30, 2004, announcing the signing of a definitive Asset Purchase Agreement with WiniaMando Inc.
2.	May 5, 2004, announcing the financial results for the fourth fiscal quarter and fiscal year end.
3.	May 19, 2004, announcing an increase in dividend payments.
4.	June 17, 2004, announcing the closing of the Guayamas facility in Mexico to move business to other North American and Asian plants.
5.	July 21, 2004, announcing the financial results for the quarter ended June 26, 2004.
6.	July 21, 2004, announcing a quarterly dividend.
7.	August 3, 2004, announcing the completion of the acquisition of the South Korean assets of the Automotive Climate Control Division (ACC) of WiniaMando Inc.

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

Date: August 5, 2004