Form 10-Q
period 2004-09-26
MODINE MANUFACTURING CO
filed 2004-10-28
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ✓ No _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2004
Common Stock, $0.625 Par Value	34,587,678

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets -- September 26 and March 31, 2004	3

Consolidated Statements of Earnings -
For the Three Months ended September 26, 2004 and 2003 and For the Six Months Ended September 26, 2004 and 2003	4

Consolidated Condensed Statements of Cash Flows -
For the Six Months Ended September 26, 2004 and 2003	5

Notes to Consolidated Condensed Financial Statements	6-20

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	21-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29-32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32-33

Item 6. Exhibits and Reports on Form 8-K	33-34

Signatures	35

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
September 26, 2004 and March 31, 2004
(Unaudited)
	September 26, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 27,624	$ 63,265
Trade receivables, less allowance for
doubtful accounts of $3,989 and $3,505	250,169	180,163
Inventories	150,677	136,441
Deferred income taxes and other current assets	59,411	53,331
Total current assets	487,881	433,200
Noncurrent assets:
Property, plant, and equipment -- net	457,446	397,697
Investment in affiliates	29,743	28,095
Goodwill -- net	33,069	32,609
Other intangible assets -- net	3,229	3,791
Deferred charges and other noncurrent assets	74,419	74,638
Total noncurrent assets	597,906	536,830
Total assets	$1,085,787	$970,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 14,284	$ -
Long-term debt -- current portion	3,309	3,024
Accounts payable	113,429	99,258
Accrued compensation and employee benefits	55,873	52,867
Income taxes	16,431	12,162
Accrued expenses and other current liabilities	54,891	36,745
Total current liabilities	258,217	204,056
Noncurrent liabilities:
Long-term debt	124,120	84,885
Deferred income taxes	43,118	42,774
Other noncurrent liabilities	55,988	51,774
Total noncurrent liabilities	223,226	179,433
Total liabilities	481,443	383,489
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,569 and 34,366 shares, respectively	21,606	21,478
Additional paid-in capital	36,139	30,912
Retained earnings	553,323	535,885
Accumulated other comprehensive income	5,826	9,974
Treasury stock at cost: 305 and 289 shares, respectively	(7,975)	(7,492)
Restricted stock - unamortized value	(4,575)	(4,216)
Total shareholders' equity	604,344	586,541
Total liabilities and shareholders' equity	$1,085,787	$970,030

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 26, 2004 and 2003

For the six months ended September 26, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 26		Six months ended September 26

	2004	2003	2004	2003

Net Sales	$363,620	$279,059	$710,982	$567,957
Cost of sales	280,488	217,690	545,690	434,197

Gross profit	83,132	61,369	165,292	133,760
Selling, general, and administrative expenses	63,452	58,103	122,937	115,340
Restructuring	(600)	(47)	922	(47)

Income from operations	20,280	3,313	41,433	18,467

Interest expense	(1,506)	(1,259)	(2,783)	(2,693)
Other income -- net	3,769	4,357	7,339	7,819

Earnings before income taxes	22,543	6,411	45,989	23,593
Provision for income taxes	8,491	2,106	18,128	8,002

Net earnings	$ 14,052	$ 4,305	$ 27,861	$ 15,591

Net earnings per share of common stock:
Basic	$0.41	$0.13	$0.82	$0.46
Diluted	$0.41	$0.13	$0.81	$0.46

Dividends per share	$0.1525	$0.1375	$0.3050	$0.2750

Weighted average shares -- basic	34,018	33,894	33,975	33,870
Weighted average shares -- diluted	34,415	33,992	34,339	33,948

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Six Months Ended September 26, 2004 and 2003
(Unaudited)

	Six months ended September 26
	2004	2003

Net Earnings	$ 27,861	$ 15,591
Adjustments to reconcile net earnings with cash provided
by operating activities:
Depreciation and amortization	32,857	29,209
Other - net	628	(1,118)
	61,346	43,682
Net changes in operating assets and liabilities	(29,670)	3,459
Net cash provided by operating activities	31,676	47,141
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(29,770)	(34,719)
Acquisitions, net of cash	(82,605)	-
Proceeds from dispositions of assets	1,125	284
Other -- net	(546)	(86)
Net cash (used for) investing activities	(111,796)	(34,521)
Cash flows from financing activities:
Additions in short-term debt	14,284	-
Additions to long-term debt	49,388	-
Reductions of long-term debt	(11,506)	(11,006)
Issuance of common stock, including treasury stock	3,816	1,440
Purchase of treasury stock	(483)	(25)
Cash dividends paid	(10,424)	(9,320)
Net cash provided by/(used for) financing activities	45,075	(18,911)
Effect of exchange-rate changes on cash	(596)	1,148
Net (decrease) in cash and cash equivalents	(35,641)	(5,143)
Cash and cash equivalents at beginning of period	63,265	66,116
Cash and cash equivalents at end of period	$ 27,624	$ 60,973

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent auditors, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2004 Annual Report filed with the Securities and Exchange Commission, except for reclassifications made to conform the prior year with the current year's presentation. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2005 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2004 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Annual Report on Form 10-K for the year ended March 31, 2004.

2.     Significant accounting policies

Cash and cash equivalents --

Credit balances for checks written but not yet presented for payment have been classified as a reduction to cash and cash equivalents. Previously these credit balances have been included in accounts payable. Prior year balances have been reclassified to conform to the current year presentation. These credit balances were $9,162,000 and $11,127,000 at March 31, 2004 and 2003. At September 26, 2003 the credit balance was $10,821,000.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Stock based compensation --
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

(In thousands, except per share amounts)
	Three months ended		Six months ended
	September 26		September 26
	2004	2003	2004	2003

Net earnings as reported	$14,052	$4,305	$27,861	$15,591
Stock compensation expense under fair value method	(337)	(375)	(337)	(528)
Net earnings pro forma	$13,715	$3,930	$27,524	$15,063

Net earnings per share (basic) as reported	$0.41	$0.13	$0.82	$0.46
Net earnings per share (basic) pro forma	$0.40	$0.12	$0.81	$0.44

Net earnings per share (diluted) as reported	$0.41	$0.13	$0.81	$0.46
Net earnings per share (diluted) pro forma	$0.40	$0.12	$0.80	$0.44

New Accounting Pronouncements -
In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superseded FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. Modine elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost were not previously reflected in the financial statements or the accompanying notes. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 became effective and was adopted by Modine in the second quarter of fiscal 2005. Accordingly, the information required by FSP 106-2 is presented in Note 3 below.

3.      Pension and other post-retirement benefit plans

Costs for Modine's pension and other post-retirement benefit plans for the three and six months ended September 26, 2004 and 2003 include the following components:

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the three months ending Sept. 26,	2004	2003	2004	2003
Service cost	$2,043	$1,632	$ 100	$ 85
Interest cost	3,686	3,276	408	558
Expected return on plan assets	(5,175)	(4,890)	-	-
Amortization of:
Unrecognized net loss (gain)	707	91	(1)	167
Unrecognized prior service cost	110	126	75	(86)
Unrecognized net obligation (asset)	(7)	41	-	-
Net periodic benefit cost	$1,364	$276	$582	$724

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the six months ending Sept. 26,	2004	2003	2004	2003
Service cost	$3,921	$3,333	$ 199	$ 181
Interest cost	7,155	6,609	1,058	1,195
Expected return on plan assets	(10,011)	(9,793)	-	-
Amortization of:
Unrecognized net loss	1,255	146	256	359
Unrecognized prior service cost	247	276	(22)	(183)
Unrecognized net obligation (asset)	(14)	88	-	-
Adjustment for curtailment	430	-	-	-
Adjustment for settlement	-	1,490	-	-
Net periodic benefit cost	$2,983	$2,149	$1,491	$1,552

The pension curtailment of $430,000 recorded in the first quarter of fiscal 2005 related to the expiration of the eligibility period for employees in one of the Company's pension plans.

The Company expects to contribute approximately $1.7 million to its domestic qualified plans in December 2004. This amount includes $173,000 in statutory contributions reported previously.

Certain of Modine's post-retirement benefit plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. The Company's actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.

The Act had the effect of reducing the accumulated postretirement benefit cost obligation by $2.2 million. We have applied the Act retrospectively. This will result in an expense reduction of $300,000 in the net periodic benefit cost for the 2005 fiscal year. The company has recorded one-half, or $150,000, of this expense reduction in interest cost and unrecognized net loss and gain in the second quarter financial statements.

On October 4, 2004, the Company announced that effective April 1, 2006, the Modine Salaried Employee Pension Plan, a defined benefit plan, is being modified so that no service performed after March 31, 2006 will be counted when calculating an employee's years of credited service under the pension plan formula. The effect of this change will result in a curtailment charge being recorded in the third quarter of approximately $434,000. Salaried employees, currently covered under the existing salaried pension plan, will be eligible to participate beginning April 1, 2006 in the defined contribution plan which was implemented in calendar 2004 for certain new salaried employees.

4.      Other income -- net

			(In thousands)
	Three months ended September 26		Six months ended September 26

	2004	2003	2004	2003
Equity in earnings of non-consolidated affiliates	$1,235	$ 443	$2,710	$ 952
Royalty income	1,272	1,779	2,537	2,557
Interest income	185	303	329	628
(Loss)/gain on the sale of property,
equipment, and business	(35)	243	255	769
Other non-operating income	1,112	1,589	1,508	2,913
Total	$3,769	$4,357	$7,339	$7,819

5.     Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share amounts)
Three months ended September 26				Six months ended September 26
	2004	2003	2004	2003

Net earnings per share of common stock:
Basic	$0.41	$0.13	$ 0.82	$0.46
Dilution	$0.41	$0.13	$ 0.81	$0.46

Numerator:
Net earnings available to common shareholders	$14,052	$4,305	$27,861	$15,591
Denominator:
Weighted average shares outstanding - basic	34,018	33,894	33,975	33,870
Effect of dilutive securities - options*	397	98	364	78
Weighted average shares outstanding - diluted	34,415	33,992	34,339	33,948

*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$30.49	$22.49	$29.60	$21.23
Number of shares	615	2,403	615	2,536

6.     Comprehensive Earnings

Comprehensive earnings/(loss) (in thousands), which represents net earnings adjusted by the change in foreign currency translation and minimum pension liability recorded in shareholders' equity for the periods ended September 26, 2004 and 2003 respectively, were $15,624 and ($13,364) for three months then ended, and $23,713 and $16,479 for six months then ended.

7.     Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

		(In thousands)
	September 26, 2004	March 31, 2004
Raw materials	$ 38,178	$ 30,247
Work in process	31,571	26,595
Finished goods	80,928	79,599
Total inventories	$150,677	$136,441

8.     Property, Plant, and Equipment

		(In thousands)
	September 26, 2004	March 31, 2004
Gross, property,
plant & equipment	$928,052	$852,486
Less accumulated depreciation	(470,606)	(454,789)
Net property, plant & equipment	$457,446	$397,697

9.     Acquisition

On April 29, 2004, Modine announced a definitive agreement to purchase the Automotive Climate Control Division (ACC) of WiniaMando Inc. Effective July 31, 2004, Modine acquired the South Korean assets of ACC. In addition, effective September 3, 2004, Modine acquired WiniaMando's wholly owned subsidiary in Shanghai, China. Subsequent to the end of the quarter, on October 22, 2004, Modine completed the final element of these acquisitions, by acquiring a 50% equity interest in a joint venture in Hefei, China after receiving certain necessary approvals by the Chinese government. This latter acquisition was closed effective October 15, 2004.

The total estimated purchase price of the assets and liabilities assumed in the Korean operation and the equity interests in the Chinese operations, including the joint venture interest that closed on October 22, 2004, is approximately $85 million in cash. As part of the purchase agreement, $10.0 million dollars of the purchase price was placed in escrow to cover any potential claims or adjustments that may arise during the 21-month period from the date of the Korean closing. WiniaMando's obligations to Modine in the event of a claim are subject to certain limitations and exceptions as defined in the Asset Purchase Agreement. The completed portions of the acquisition that closed in August and September were accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired was recorded as goodwill. Goodwill recorded at September 26, 2004 from the Korean asset acquisition totaled $928,000. The Company currently expects that the entire amount will be deductible for income tax purposes.

The newly acquired operations in Korea and China are included in the Original Equipment segment for financial reporting purposes using a one-month delay similar to the Company's other foreign subsidiaries. Accordingly, the operational results reported for the second quarter of fiscal 2005 include only one month of activity from the South Korean manufacturing plant. For balance sheet and cash flow purposes, both the Korean and Chinese operations acquired during the quarter are included in the reported amounts.

The following provides a preliminary allocation of the purchase price for the Korean and Chinese (wholly owned subsidiary in Shanghai) acquisitions of assets.
	South Korea	Shanghai, China	Total

Cash purchase price, net of cash acquired	$78,296	$4,309	$82,605
Less: Assets acquired
Trade receivables -net	44,438	2,960	47,398
Inventories	9,302	3,740	13,042
Property, plant and equipment - net	66,888	176	67,064
Other current assets	5,933	103	6,036
Total assets	$126,561	$6,979	$133,540
Long-term debt - current portion	$79	-	$79
Accounts payable	32,232	2,516	34,748
Accrued expenses and other current liabilities	10,716	154	10,870
Long-term debt	2,319	-	2,319
Other noncurrent liabilities	3,847	-	3,847
Total liabilities	$49,193	$2,670	$51,863

Recognized goodwill	$928	-	$928

The following unaudited pro-forma financial information summarizes the estimated combined results of operations of the Company, and the Korean and Shanghai, China operations of ACC, assuming that the acquisitions had taken place on April 1, 2003. The unaudited pro-forma combined results of operations reflect adjustments for interest expense and income, revised depreciation based on the fair market value of the property, plant and equipment, removal of goodwill amortization not allowable under U.S. GAAP, removal of one-time separation expenses paid to employees, and removal of certain incorporation and consulting fees incurred when WiniaMando was purchased by its former owners and allocated to ACC.

(In thousands, except per share amounts)

	Three months ended		Six months ended
	September 26		September 26
	2004	2003	2004	2003

Net sales	$393,253	$316,378	$790,255	$653,294
Earnings before the cumulative effect of change in accounting principle	$12,437	$5,115	$28,278	$20,282
Net earnings	$12,437	$5,115	$28,278	$20,282
Net earnings per share (basic) before the cumulative effect of change in accounting principle	$0.37	$0.15	$0.83	$0.60
Net earnings per share (basic)	$0.37	$0.15	$0.83	$0.60
Net earnings per share (diluted) before the cumulative effect of change in accounting principle	$0.36	$0.15	$0.82	$0.60
Net earnings per share (diluted)	$0.36	$0.15	$0.82	$060

The unaudited pro forma financial information presented above is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisitions, completed in the second quarter of fiscal 2005, taken place on the date assumed above, nor are those results necessarily indicative of the results of future combined operations.

Headquartered near Seoul, South Korea, with manufacturing facilities in Asan City, Modine Korea, LLC (formerly ACC) designs and manufacturers heating, ventilating and air conditioning (HVAC) systems for minivans, SUVs, commercial vehicles, trucks, buses and trains as well as other heat transfer components. The acquisition is expected to increase Modine's revenue by more than 15%, provide many complementary products to those of Modine and leverage Modine's significant technology investment. These acquisitions add nearly 700 people to Modine's ranks as well as a state-of-the-art wind tunnel, research center and manufacturing plant in South Korea and a wholly owned facility in Shanghai, China, as well as a 50/50 joint venture in Hefei, China.

10.    Restructuring and other plant closure costs

On June 17, 2004, the Company, through its Electronics Cooling Group (which is reported in the Distributed Products segment), announced plans to close its Guaymas, Mexico plant due to a shift in customer sourcing and over-capacity in its North American operations. The move, which consisted of transferring equipment and current operations to Lancaster, Pennsylvania and Hsinchu, Taiwan, was designed to reduce operating expenses, improve asset utilization and focus manufacturing operations closer to the electronics customer's assembly facilities. The financial statement impact, which includes restructuring and other closure costs, through the second quarter of fiscal 2005, was $2,153,000 with approximately $100,000 of the remaining costs to be recorded in October 2004. These expenses are reported in the line items "restructuring charges" and "cost of sales" in the consolidated statements of earnings. The restructuring costs include severance due to a workforce reduction of 28 employees, and a negotiated buyout, reached at the end of second quarter, on a non-cancelable operating lease that was due to expire in April 2008. In the first quarter, the restructuring charges recognized on the non-cancelable operating lease were recorded at fair value as the lessor had not given an indication to the Company that he was willing to enter into buyout discussions. The resulting discussions and subsequent agreement reached at the end of the second quarter resulted in a $0.6 million reduction to the original restructuring amount recognized in the first quarter. The "other closure costs" consist primarily of accelerated depreciation of certain assets that will no longer be utilized.

A summary of the restructuring and other closure costs recognized in the first two quarters of fiscal 2005 are as follows:

	Restructuring Charges		Other
	Workforce Reduction	Facilities Expense	Closure Costs	Total
(In thousands)

Amount incurred in Q1, FY 2005	$136	$1,386	$461	$1,983
Amount incurred in Q2, FY 2005	36	(636)	770	170
Year-to-date, FY2005	$172	$750	$1,231	$2,153

At September 26, 2004, the accrued liability associated with this decision to restructure consisted of the following:

	Restructuring charges
(In thousands)	Termination benefits	Facilities expense
Balance at June 26, 2004	$(136)	$(1,386)
Payments	99	-
Adjustments	(36)	636
Balance at September 26, 2004	$(73)	$(750)

The remaining accrued liability will be disbursed in October 2004.

11.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill through the six months ended September 26, 2004, by segment and in the aggregate, are summarized in the following table:

	Original	Distributed	European
(In thousands)	Equipment	Products	Operations	Total

Balance, March 31, 2004	$ 20,344	$ 3,987	$ 8,278	$ 32,609
Acquisitions	928	-	-	928
Fluctuations in foreign currency	9	1	(478)	(468)
Balance, September 26, 2004	$ 21,281	$ 3,988	$ 7,800	$ 33,069

Effective July 31, 2004 and September 3, 2004, respectively, the Company completed the acquisition of the South Korean assets and 100% equity interest in Shanghai, China of ACC. Based upon a preliminary allocation of the purchase prices, the excess of the Korean operations purchase price over the fair value of the net assets acquired is $928,000 and has been recorded as goodwill. The newly acquired operations are included in the Original Equipment segment for reporting purposes using a one-month delay.

Additional disclosures related to acquired intangible assets are as follows:

	September 26, 2004		March 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Value	Amortization	Value	Amortization

Amortized Intangible Assets:
Patents and product technology	$ 3,951	$ 2,783	$ 3,951	$ 2,651
Non-compete agreements	2,182	2,182	2,182	2,182
Other intangibles	118	118	118	118
Total	6,251	5,083	6,251	4,951
Unamortized Intangible Assets:
Pension Asset	2,061	-	2,491	-
Total intangible assets	$ 8,312	$ 5,083	$ 8,742	$ 4,951

The aggregate amortization expense for the six months ended September 26, 2004 and 2003 were $132,000 and $190,000, respectively. Total estimated annual amortization expense expected for fiscal years 2005 through 2010 and beyond are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)

2005	$263
2006	263
2007	263
2008	256
2009	255
2010 & Beyond	-

12.    Indebtedness

On October 27, 2004, Modine replaced and terminated its $150 million multi-currency revolving credit facility, which was to expire in April 2005. The new facility has a five year term, expiring in October 2009, and a credit limit of $200 million, with a customary accordion feature that allows for an additional $75 million of borrowing capacity. The indebtedness incurred by the Company under the new credit facility is secured by a guarantee from all direct and indirect material domestic subsidiaries. The new credit facility contains various restrictive financial covenants relating to maximum debt-to-EBITDA and minimum interest coverage ratio. In addition, the credit facility contains limitations on investments, liens, dividends and other indebtedness. Borrowings under the credit facility bear interest at a rate of LIBOR plus a spread based on certain financial criteria, or the prime rate at Modine's option. Financing fees and other third-party costs currently estimated to be $0.6 million, and the remaining unamortized balance of $0.1 million from the previous credit facility, will be amortized over the five- year life of the new revolving credit facility.

13.    Financial Instruments

Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At September 26, 2004 and March 31, 2004 approximately 58% and 54%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic credit evaluations of each customer and actively monitors its financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies
In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. These loans are not hedged at September 26, 2004 and, as such, are exposed to transactional currency risk. At September 26, 2004, the Company has a 43.1 billion won or, $37.5 million dollar, eight year loan to its wholly owned subsidiary, Modine Korea. The potential loss from a hypothetical 10% change in the exchange rates between the Korean Won and the U.S. Dollar could result in an adverse or favorable currency transaction gain /(loss) of approximately $3.75 million dollars. For the three and six months ended September 26, 2004, the Company had recorded $0.4 million in currency transaction gains in "other income" from the date of the initial loan in August 2004. The Company is currently investigating potential alternatives to mitigate this foreign currency exposure. Similarly, the Company's wholly owned German subsidiary, Modine Holding GmbH, has an 11.1 million Euro, or $13.5 million, on-demand loan to its wholly owned subsidiary, Modine Hungaria Kft., at September 26, 2004. The potential loss from a hypothetical 10% change in exchange rates between the Euro and the Hungarian Forint, assuming a stable exchange rate between the Euro and the U.S. dollar, could result in an adverse or favorable currency transaction gain/(loss) of approximately $1.35 million dollars. For the three months ended September 26, 2004 and 2003, the Company recorded in "other income/(expense)" transaction (losses)/gains of ($0.2) million and $0.8 million, respectively. For the six months ended September 26, 2004 and 2003, transaction (losses)/gains recorded were ($0.9) million and $1.0 million, respectively.

14.    Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first six months of fiscal 2005 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the three months and six months ended September 26, 2004, $0.5 million in net losses and $0.2 million in net gains, respectively, related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

15.    Product Warranties and other Commitments

		(In thousands)
Warranty accruals	2004	2003

Three months ended September 26:
Balance at June 26	$20,770	$13,470
Accruals for warranties issued in current year	2,459	2,204
Accruals related to pre-existing warranties	(115)	228
Accruals balances assumed upon acquisition	3,037	-
Settlements made	(2,616)	(2,756)
Effect of exchange-rate changes on the warranty liability	151	(370)
Balance at September 26	$23,686	$12,776
Six months ended September 26:
Balance at March 31	$20,916	$12,970
Accruals for warranties issued in current year	5,080	4,660
Accruals related to pre-existing warranties	329	482
Accruals balances assumed upon acquisition	3,037	-
Settlements made	(5,681)	(5,338)
Effect of exchange-rate changes on the warranty liability	5	2
Balance at September 26	$23,686	$12,776

The increase in the warranty accrual over the prior quarter reflects the balances assumed as part of the acquisition of the assets of ACC.

Commitments:
At September 26, 2004, the Company had capital expenditure commitments of $29,857,000. Over 70% of the commitments relate to commitments in the European Operations' segment. Significant commitments include the purchase of tooling and equipment for exhaust gas recirculation (EGR) and plate oil coolers (POC) programs being manufactured in Hungary, tooling and equipment purchases in Germany for BMW programs, EGR programs in Germany and the wind tunnel in Bonladen. Domestically, the majority of the commitments relate to tooling and equipment purchases for new programs or to improve manufacturing processes.

16.    Segment data

During the first quarter of fiscal 2005, management introduced a change to the segment reporting structure. The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. This change was made to include the manufacturing plant in the segment for which it is manufacturing product. Sales and operating income presented for the three months and six months ended September 2003 have been restated for the realignment of this manufacturing facility. In addition, certain centralized service expenses have been allocated to the reportable segments from corporate and administration expenses beginning in the first quarter of fiscal 2005. The new central service allocations for expenses directly attributable to the reportable segments include expenses related to the engine products group, and information technology, finance, purchasing, quality assurance, and environmental departments. Operating income presented for the three months and six months ended September 2003 has been restated to reflect the new central service allocations. In addition, the Original Equipment segment results include one month of operating income from manufacturing operations in South Korea that were acquired from WiniaMando effective July 31, 2004 and are being reported using a one month delay, similar to the Company's other foreign operations. The wholly owned Chinese subsidiary of WiniaMando acquired effective September 3, 2004 will be reported in the Original Equipment segment beginning in the third quarter of fiscal 2005.

		(In thousands)
Three months ended September 26,	2004	2003
Sales :
Original Equipment	$ 159,345	$ 105,769
Distributed Products	90,509	97,855
European Operations	118,295	82,271
Segment sales	368,149	285,895
Eliminations	(4,529)	(6,836)
Total net sales	$ 363,620	$ 279,059
Operating income:
Original Equipment	$ 21,294	$ 9,573
Distributed Products	(355)	2,031
European Operations	13,231	6,296
Segment operating income	34,170	17,900
Corporate & administrative expenses	(13,922)	(14,623)
Eliminations	32	36
Other items not allocated to segments	2,263	3,098
Earnings before income taxes	$ 22,543	$ 6,411

		(In thousands)
Six Months ended September 26,	2004	2003
Sales:
Original Equipment	$303,074	$216,750
Distributed Products	175,590	183,086
European Operations	241,391	184,556
Segment Sales	720,055	584,392
Eliminations	(9,073)	(16,435)
Total net sales	$710,982	$567,957
Operating Income
Original Equipment	$42,973	$26,278
Distributed Products	(493)	872
European Operations	26,448	20,022
Segment operating income	68,928	47,172
Corporate & administrative expenses	(27,525)	(28,774)
Eliminations	30	69
Other items not allocated to segments	4,556	5,126
Earnings before income taxes	$ 45,989	$ 23,593

The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. The asset data presented has been restated for March 31, 2004 to reflect the change in segment in which this manufacturing facility is included. In addition, the Original Equipment segment data presented includes the assets of the South Korean and wholly owned China subsidiary of the ACC Division of WiniaMando, purchased by the Company in the second quarter.

		(In thousands)
	September 26,	March 31,
Period ending	2004	2004
Assets:
Original Equipment	$ 378,265	$ 223,130
Distributed Products	197,801	197,533
European Operations	333,441	332,858
Corporate & Administrative	264,846	222,187
Eliminations	(88,566)	(5,678)
Total assets	$ 1,085,787	$ 970,030

17.    Contingencies and Litigation

The United States Environmental Protection Agency (US EPA) has designated Modine as a potentially responsible party (PRP) for remediation of four waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); and Alburn Incinerator/Lake Calumet Cluster (Illinois). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these four sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In December 2003, Modine responded to US EPA stating that it would be willing to participate in settlement of the Lake Calumet site remedial costs as a "micro de minimis PRP. On April 27, 2004 and July 23, 2004, Modine signed participation agreements with other site PRPs to perform site investigations, collect pertinent site data, and develop a remedial work plan.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster site cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at this site based upon Modine's relatively small portion of waste at just one of the properties comprising the Lake Calumet Cluster. There are no accruals for off-site cleanup activities, including remediation and legal costs, as of the fiscal quarter ending September 26, 2004.

An obligation for remedial activities may also arise at a Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at September 26, 2004 and March 31, 2004 to cover the investigative work and remediation for sites in the United States and The Netherlands was $1.2 million for both periods. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." No significant changes to these accruals were recorded in the first six months of fiscal 2005.

Other
Other recent developments concerning legal proceedings reported in the Modine Manufacturing Company Form 10-K report for the year ended March 31, 2004, are updated in this Quarterly Report on Form 10-Q in Part II, Other Information, Item 1, Legal Proceedings.

18.   Subsequent Events

On October 4, 2004, the Company announced that effective April 1, 2006, the Modine Salaried Employee Pension Plan, a defined benefit plan, is being modified so that no service performed after March 31, 2006 will be counted when calculating an employee's years of credited service under the pension plan formula. The effect of this change will result in a curtailment charge being recorded in the third quarter of approximately $434,000. Salaried employees, currently covered under the existing salaried pension plan, will be eligible to participate beginning April 1, 2006 in the defined contribution plan which was implemented in calendar 2004 for certain new salaried employees.

On October 20, 2004, the Board of Directors, approved a 6.6% increase in the Company's annual common stock dividend rate to 65 cents per share from 61 one cents per share. The dividend will be payable quarterly at 16.25 cents per share, with the next dividend payment date on December 2, 2004 to shareholders of record as of the close of business on November 19, 2004.

On October 22, 2004, Modine completed the final element of its acquisitions of the assets of the ACC Division of WiniaMando Inc. by acquiring a 50% equity interest in a joint venture in Hefei, China, after receiving required approvals by the Chinese government. This acquisition with its closing effective October 15, 2004, will be included in the Company's financial results beginning in its third fiscal quarter of 2005.

On October 27, 2004, the Company entered into a new, five-year $200 million unsecured, multi-currency revolving credit facility to be used for general corporate purposes. This new credit facility, which has a customary accordion feature that allows for an additional $75 million of borrowing capacity, replaces Modine's existing three-year, $150 million multi-currency revolving credit facility established in April 2002, which included a $50 million accordion feature. For further details, see Note 12 in the accompanying notes to financial statements.

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

RESULTS OF OPERATIONS

Comparison of the Second Quarter of 2004-05 with the Second Quarter of 2003-04

Second quarter record net sales of $363.6 million were 30.3% higher than the $279.1 million reported in the second quarter of last year. This is the Company's fourth consecutive quarter of record sales. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $8.5 million when compared to the same quarter last year. Also contributing to the net sales increase were one month of operating results from the Company's South Korean manufacturing facility recently acquired from WiniaMando Inc.

Revenues from the Original Equipment segment grew by 50.7% or $53.6 million, from the same quarter last year. Sales increases in the Original Equipment segment were driven by large volume improvements in the truck and heavy duty and industrial business, smaller revenue increases also occurred in the Automotive market when compared to the second quarter of the prior year. The Original Equipment segment is benefiting from a combination of new business programs and general industrial and agricultural market recoveries. The current year also included one month of revenues from the South Korean manufacturing facility acquired in the second quarter, as noted above. Revenues from the European Operations segment grew by 43.8%, or $36.0 million, from the same quarter last year. Excluding the impact of the stronger Euro in relation to the U.S. Dollar, revenues would have increased by 34.2%. Volume increases were recorded in both the European automotive and heavy-duty and industrial markets, in addition to the favorable impact in the exchange rate. In the Distributed Products segment, revenue decreased 7.5%, or $7.3 million. Significantly decreased revenues in the Aftermarket and to a lesser extent in the electronics cooling markets were partially offset by almost a 16% increase in HVAC&R (heating, ventilating, air conditioning and refrigeration) revenues. In addition to the increasingly competitive nature of the marketplace, which continues to reduce revenues, the aftermarket business was negatively impacted during the second quarter of fiscal 2005 due to the cooler U.S. summer weather, reduced travel and the effects from hurricanes in the southeast United States. The electronics cooling business continues to experience the effects of a slow recovery in the markets served, while at the same time it is experiencing benefits from cost-containment programs, the acceleration of new business in Taiwan, and the plant restructuring initiatives described herein.

Gross profit, as a percentage of sales, was 22.9%. This was a 0.9% increase as a percentage of sales from the 22.0% earned in the second quarter of the previous year. Higher gross margins were reported in the Original Equipment and European Operations segments while the gross margin declined by less than 1% in the Distributed products segment. Improved gross margins were reported in the majority of the Company's major markets, while the North American automotive and aftermarket markets registered declines, and the electronics cooling market remained essentially unchanged. Higher material costs as a percentage of sales were more than offset by lower manufacturing overhead costs as a percentage of sales. Labor costs as a percentage of sales declined slightly in the same period comparison to one year ago. Rising metal market prices, which are calculated and passed through to original equipment customers on a delayed basis, once again negatively impacted the material content as a percentage of sales. Improved sales volumes allowed for better utilization of the fixed component of manufacturing overhead during the quarter. As mentioned in previous filings, new product launches and program scope changes had adversely affected manufacturing overhead in the second quarter last year.

Selling, general and administrative expenses of $63.5 million increased by 9.2% from the prior year's second quarter of $58.1 million. The inclusion of one-month's operating results for the new Korean acquisition accounted for $1.1 million, or 21% of the increase. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. dollar, also contributed approximately 19%, or $1.0 million, to the overall increase. The largest items contributing to the remaining increase were wages, fringe benefits and other personnel-related benefits and higher depreciation.

Restructuring added $0.6 million to income during the current quarter as a buyout agreement was reached with the lessor of the Guaymas, Mexico facility, reducing the closing cost initially recorded in the first quarter at fair value. At the time of the initial recording of the restructuring charge in the first quarter, the lessor had not shown an interest in actively engaging in buyout discussions. This leased manufacturing facility was closed in September as part of the electronic cooling group restructuring announced in June 2004.

Income from operations of $20.3 million increased by $17.0 million, or 512.1% over the same quarter last year. The Original Equipment segment's operating income increased 122.4% to $21.3 million from $9.6 million one year ago. Prior year second quarter results were impacted negatively by program launch costs, costs associated with a program scope change, and pricing pressures. The European Operations segment's operating income increased 110.1% to $13.2 million from $6.3 million one year ago. Major influences were continued growth in the automotive and heavy-duty businesses, and the stronger Euro in relation to the U.S. Dollar, offset in part by higher selling, general and administration costs in support of new business programs. The Distributed Products segment's operating income decreased 117.5% to a loss of $0.4 million from income of $2.0 million one year ago. Significantly weaker Aftermarket results from increasing competition, cooler U.S. summer weather and the effects from hurricanes in the southeast United States more than offset a stronger performance by the HVAC&R business and a reduced operating loss in the electronics cooling business as the results of cost-containment programs, acceleration of new business in Taiwan and plant restructuring initiatives begin to take effect.

Interest expense increased 19.6%, or $0.2 million, while average outstanding debt levels increased $4.1 million, or approximately 3.8%, from the same quarter one year ago. The increase in interest expense is mainly due to increased borrowings to fund, in part, the acquisition of the assets of the ACC Division of WiniaMando Inc, debt assumed as part of the acquisition and lines of credit interest recorded by the new Korean subsidiary. The relationship of the increase in the interest expense compared to the increase in debt level was also influenced by exchange rate fluctuations on Euro-denominated loans.

Net non-operating income decreased by $0.6 million from the same quarter one year ago. Royalty income was down $0.5 million from the second quarter last year. Also, the gain from the sale of property and equipment was down $0.3 million and favorable exchange gains on foreign currency transactions were down $0.6 million compared to the same period one year ago. Equity in earnings of non-consolidated affiliates was up $0.8 million from the second quarter last year with continued strong performance from Modine's Brazilian joint venture, Radiadores Visconde, Ltda.

The provision for income taxes in the current quarter was $8.5 million compared to last years' second quarter expense of $2.1 million. The effective tax rate of 37.7% was 4.9 percentage points higher than in the same period one year ago. The increase results primarily from repatriation of foreign earnings and foreign tax rate differentials, offset by a decrease in state income taxes.

Net earnings for the quarter of $14.1 million, or $0.41 basic and diluted earnings per share were up when compared to last year's second quarter net earnings of $4.3 million, or $0.13 basic and diluted earnings per share. Return on shareholders' equity through the second quarter of the current fiscal year was 9.4%.

Comparison of the First Six Months of 2004-05 with the First Six Months of 2003-04

Net sales for the first six months of fiscal 2004-05 were $711.0 million, up 25.2% from the $568.0 million reported in the same period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, of approximately $19.7 million, when compared to the first six months of last year.

Overall, changes in the Company's segment sales were mixed for the first six months of the year. In the Original Equipment segment, net sales grew by 39.8%. Sales increases were seen in all markets served by the segment. The largest improvement was recorded in the truck market, as a result of new product launches in the second half of last year. The heavy-duty and industrial market also recorded strong improvements, followed by a smaller increase in the automotive market. The current year also included one month of revenues from the South Korean manufacturing facility acquired in the second quarter. The European Operations segment net sales increased by 30.8% from year-ago levels. Both the European automotive and heavy-duty markets reported sale volume increases in addition to the favorable currency translation impact of $18.2 million recorded in the first half of the year. The Distributed Products segment sales weakened by 4.1%. Reduced Aftermarket revenues were the major contributor to the decline from the same period one year ago. The Aftermarket business continues to experience negative sales impact associated with the increasing competition in the markets served. Cooler summer weather in the United States and the effects of the hurricane season in the southeast portion of the United States were significant factors contributing to disappointing sales in the first six months of fiscal 2005. Partially offsetting the Aftermarket declines were stronger coil sales in the commercial HVAC&R business. The Electronics Cooling business also experienced lower sales in the first six months of fiscal 2005 as the division undertook a plant restructuring initiative and the ramp-up of manufacturing operations for new business in Taiwan.

Gross profit of 23.2% was down 0.4 percentage points when compared with the first six months of the previous year. An increase in material costs, as a percentage of sales, was the largest driver in the reduction in gross profit. Rising metal market prices, which are calculated and passed through to original equipment customers on a delayed basis, once again negatively impacted the material content as a percentage of sales. As a percentage of sales, labor remained virtually unchanged, while manufacturing overhead improved from the prior year results which, as disclosed previously, included additional program launch costs and a program scope change. Gross profits, in dollars, grew in the Original Equipment and European Operations segments by 41% and 33%, respectively, while declining in the Distributed Products segment by 4%.

Selling, general and administrative expenses of $122.9 million, or 17.3% of sales, decreased 3.0 percentage points when compared to the first six months of last year. Selling, general and administrative expenses, in absolute dollars, grew by $7.6 million. The impact of currency exchange rates, primarily the stronger Euro in relation to the U.S. Dollar, contributed to approximately 30 percent, or $2.3 million, of the overall dollar increase. The largest items contributing to the remaining increase were wages and other compensation, depreciation expenses and higher professional and other contract services.

Restructuring charges of $0.9 million were recorded during the first six months related to the previously announced closure of the Guaymas, Mexico facility in the Company's Electronics Cooling business. The closure is the result of a shift in customer sourcing and overcapacity in North American operations for the electronic cooling market. The charges recorded during the current year include $0.7 million for a lease buyout agreement and severance costs of $0.2 million.

Operating income of $41.4 million, or 5.8% of sales, was up 2.5 percentage points from $18.5 million, or 3.3% of sales, in the first half of the previous year. The Original Equipment segment's operating income increased 63.5% to $43.0 million from $26.3 million one year ago. Current year results were positively impacted by new business programs, general industrial and agricultural market recoveries and operational enhancements. The European Operations segment's operating income increased 32.1% to $26.4 million from $20.0 million one year ago. Major influences were the stronger Euro in relation to the Dollar and higher sales volumes in both the automotive and heavy-duty markets. The Distributed Products segment's operating income decreased 156.5% to a loss of $0.5 million from income of $0.9 million one year ago. The Company continues to experience weakness in the aftermarket business, due in part, to weather related factors encountered this summer. Restructuring charges and other closure costs recorded in the Electronic Cooling market also negatively impacted operating income for the segment in the current year.

Interest expense increased $0.1 million, or just over 3% from the same six month-period one year ago.

Net non-operating income decreased by $0.5 million from the same six-month period one year ago. Equity earnings of non-consolidated affiliates were up $1.8 million due primarily to the strong operating performance of the Company's Brazilian joint venture. Losses on foreign currency transactions were $0.6 million for the first six months of fiscal 2005, a $1.5 million year-over-year swing from one year ago. Current year transaction losses versus prior year transaction gains on an unhedged inter-company loan denominated in Euros to the Company's wholly owned Hungarian subsidiary accounted for approximately $1.9 million of the year-over-year swing for the six month period. Profit recorded on tooling sales also declined by $0.5 million from the same period one year ago.

The provision for income taxes in the first six months was $18.1 million compared to $8.0 million expense for the same period one year ago. The effective tax rate of 39.4% is 5.5 percentage points higher than the 33.9% reported one year ago. The increase resulted primarily from repatriation of foreign earnings, a one-time income shift between taxing jurisdictions and an increase in valuation allowance related to certain foreign tax loss carry forwards.

Net earnings were $27.9 million or $0.82 basic earnings per share and $0.81 diluted earnings per share for the first six months of the fiscal 2005. This compares to earnings of $15.6 million, or $0.46 basic and diluted earnings per share, for the first six months of the prior year. Return on shareholders' equity through the second quarter of the current fiscal year was 9.4%.

Outlook for the Remainder of the Year

Management is confident that the Company will exceed the fiscal 2005 sales and earnings per share guidance provided earlier this year. Management expects the second half of fiscal 2005 to be stronger than the first half's earnings per share of 81 cents, due to the accretive impact of our acquisitions from WiniaMando, new business programs and continued market strength in several of our businesses. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" below.

FINANCIAL CONDITION

Comparison between September 26, 2004 and March 31, 2004

Current assets

Cash and cash equivalents of $27.6 million decreased $35.6 million from the March 31, 2004 balance. The acquisition of the South Korean assets and the 100% equity interest in the Shanghai, China subsidiary of the ACC Division of WiniaMando Inc., capital expenditures and dividend payments were the main uses of cash. Cash provided by operating activities, additional net borrowing in conjunction with the acquisition and the issuance of common stock, upon the exercise of options granted pursuant to employee benefit plans, were the main sources of cash during the period.

Trade receivables of $250.2 million were up $70.0 million from year-end. Excluding the impact of the recent Asian acquisitions, which added $45.3 million to the trade receivables balance, the remaining $24.7 million in changes are attributable to higher sales (excluding the new acquisitions) over the previous 60 days of almost $7 million, seasonal sales programs in the HVAC&R and Aftermarket divisions and timing differences in collections from major customers created by closing on the 26th of the month throughout the year and the 31st of the month at year-end.

Inventory levels increased by $14.2 million from year-end to $150.7 million at the end of the second quarter. Excluding the impact of the acquisition, which added $13.4 million to the inventory balance, the remaining changes consisted of a $6.1 reduction in Aftermarket inventories, offset by increases in the remaining operating divisions, except for the European heavy-duty division, which was virtually unchanged. Seasonal factors were the main item influencing the change in the Distributed Products segment, which includes the Aftermarket and HVAC&R divisions.

Deferred income taxes and other current assets increased by $6.1 million to $59.4 million from year-end. The largest item contributing to the change is $8.2 million of other current assets from the newly acquired South Korean and Chinese operations of the ACC Division of WiniaMando Inc. The remaining $2.1 million decrease from existing operations came from a number of categories, with the largest two changes being a $2.8 million reduction in prepaid taxes and a $2.7 million increase in unexpired insurance.
The current ratio decreased from 2.1 to 1 to 1.9 to 1. Net working capital increased $0.5 million to $229.7 million. Excluding the $19.3 million in working capital added from the recent acquisition of the ACC assets, the other major items contributing to the overall change were lower cash and cash equivalents, lower other current assets, additional debt due within a year, higher accrued expenses and other current liabilities and higher income taxes. These reductions in working capital were offset in part by higher trade receivables and lower accounts payable.

Noncurrent assets

Net property, plant and equipment, of $457.4 million increased by $59.7 million over year-end balance of $397.7 million. Included in the September consolidated balance sheet were $67.3 million from the operations acquired from WiniaMando in the quarter. Depreciation and retirements, along with the foreign currency translation, were higher than capital expenditures for the remaining operations. Outstanding commitments for capital expenditures were $29.9 million at September 26, 2004. More than 70 percent of the commitments relate to Modine's European operations. These commitments include equipment and tooling for new BMW programs in Germany, wind tunnel equipment in Bonladen, Germany and EGR and Plate oil cooler programs in Hungary. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $29.7 million increased by $1.6 million from year-end. Equity earnings of affiliates were $2.7 million for the first six months of fiscal 2005 as Radiadores Visconde, the Company's joint venture in Brazil continued to produce strong operating results. Items offsetting the earnings recorded in the first six months were dividends received from Radiadores Visconde of $0.7 million and net unfavorable currency translation of $0.4 million.

Goodwill increased by $0.5 million to $33.1 million. This increase consisted of $0.9 million originating from the recent Korean operations acquired from WiniaMando, Inc. and the remainder, $0.4 million, the result of unfavorable fluctuations in foreign currency exchange rates. Intangible assets declined by $0.6 million, which was primarily caused by a reduction in the noncurrent pension liability due to the recognition of a pension curtailment change in the first quarter. The remaining reduction is related to amortization expense recorded in the first six months of the current year.

Deferred charges and other noncurrent assets decreased by $0.2 million. Excluding the impact of the ACC acquisition, which added $0.8 million to the balance, the largest factor influencing the remaining $1.0 million decrease was the result of continuing recognition of a change in deferred pension assets.

Current Liabilities

Accounts payable and other current liabilities of $224.2 million were $35.3 million higher than in March 2004. Excluding the impact of the ACC acquisitions, which added $41.2 million in current liabilities to the balance sheet at September 26, 2004, the remaining $5.9 million decrease was due to normal timing differences in the level of operating activity. Accrued income taxes increased $4.3 million, primarily from improved profits and timing differences in making estimated payments.
Debt

Total outstanding debt increased $53.8 million to $141.7 million from the March 2004 balance of $87.9 million. The change in short-term debt accounted for $14.3 million of the total increase with $7.0 million arising from borrowing on the Korean lines of credit. The remaining $7.3 million consisted of credit balances for checks written and not yet presented for payment, in excess of domestic cash balances at September 26, 2004. Domestic long-term debt increased $38.8 million mainly due to the utilization of existing credit lines to finance the acquisition of WiniaMando Inc.'s ACC Division. International long-term debt increased $0.7 million during the period. Debt acquired in the Korean acquisition of $2.4 million was offset by a decrease of $1.7 million in Europe that consisted of $1.1 million in scheduled payments and a $0.6 million decrease in the dollar value of Euro denominated loans.

Consolidated available lines of credit decreased $28.5 million to $134.3 million during the quarter. An additional $50.0 million remained available on the credit line revolver, subject to lenders' approval, bringing the total available up to $184.3 million. Domestically, Modine's unused lines of credit decreased $39.0 million to $111.0 million, due to the above-mentioned utilization of existing credit lines related to the acquisition. Foreign unused lines of credit, which include $10.4 million of new lines in Korea, were $23.3 million. At the end of the second quarter of fiscal 2005, total debt-to-capital (capital = total debt + shareholders equity) was 19.0% compared with 13.0% at the end of fiscal 2004.

Subsequent to the end of the quarter, on October 27, 2004, the Company amended its $150 million multi-currency revolving credit facility, which was due to in expire in April 2005. The new facility extended the term for five years, expiring in October 2009, and increased the facility to $200 million, with a customary accordion feature that allows for an additional $75 million of borrowing capacity. For further details, see Note 12 in the accompanying notes to financial statements.

Shareholders' Equity

Total shareholders' equity increased from year-end by $17.8 million to a total of $604.3 million. Retained earnings increased by $17.4 million. The additions to retained earnings included $27.9 million in net earnings reported year-to-date, offset in part by $10.4 million in dividend payments. Net unfavorable foreign currency translation of $4.1 million was recorded in the period. The largest portion of the change resulted from the U.S. Dollar weakening against the Euro while other less significant changes occurred in other foreign currencies. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $5.4 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and employee stock plans requirements. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises.

Liquidity

Operating cash flow for the quarter and six-months ended September 26, 2004 were $29.0 million and $31.7 million, respectively, compared to $32.7 million and $47.1 million one year ago for the same periods, respectively. The differences were mainly the result of a larger increase in accounts receivable this year, due to higher sales, a 30% increase over the same quarter one year ago, and a larger decrease in accounts payable over the same quarter last year. Management continues to focus its efforts on improving working capital. Compared with the prior year, days sales outstanding increased one day to 53 days and inventory turns increased from 6.6 to 7.7. The Company expects cash flows to remain strong in the current fiscal year and to meet its future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. The Company expects to make scheduled debt repayments in fiscal 2005 with internally generated funds. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

The acquisitions in the second quarter of the South Korean and Shanghai, China operations of WiniaMando Inc., which closed on July 31, 2004 and September 3, 2004 respectively, were financed through a draw down of existing cash balances and utilization of $49 million in existing credit lines. The company subsequently paid down $10 million of long-term debt in the quarter with funds generated by operating cash flows.

As previously discussed in the Note 3 "Pension and Other Postretirement Benefits," the company expects to make pension contributions in the third quarter of $1.7 million. These contributions will be funded by cash generated through normal operations.

Short-term debt increased $14.3 million as the Company's new operations in Korea borrowed $7.0 million against their existing lines of credit and, domestically, because checks written but not yet presented for payment were reclassified to short-term debt as they exceeded book cash balances at September 26, 2004.

On October 27, 2004, Modine amended its $150 million multi-currency revolving credit facility, which was to expire in April 2005. The new facility extended the term for five years, expiring in October 2009, and increased the facility to $200 million, with an increase in a customary accordion feature from $50 million to $75 million in additional borrowing capability. Based on the company's strong balance sheet, improved financial position and the favorable bank market, the new facility has a lower cost, is unsecured and has fewer restrictive covenants.

With this increase in the credit facility and operating cash flows, management believes it is positioned to provide the necessary financial resources to take advantage of additional potential strategic business opportunities that may arise within fiscal 2005.

Environmental

Please see Footnote 17 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, Korea, China and throughout Europe. It also has equity investments in companies located in France, Japan, Brazil and China (effective with the acquisition on October 15, 2004). Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the U. S. Dollar and the European currencies, primarily the Euro, and are also exposed, as the result of the acquisitions made in the second quarter, to the change between the U.S, dollar and the Korean Won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable/(unfavorable) currency translation adjustments recorded for the six months ended September 26, 2004 and for the twelve months ended March 31, 2004 were ($4.1) million and $28.5 million, respectively. As of September 26, 2004 and March 31, 2004, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $86.0 million and $73.7 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.6 million and $7.4 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	September 26, 2004
	Expected Maturity Date
Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (Euro)	1,540	64,466	3,154	3,154	3,154	7,540	83,008
Average interest rate	5.47%	5.18%	4.06%	4.06%	4.06%	4.06%
Fixed rate (Won)	82	91	107	123	140	1,878	2,421
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. These loans are not hedged at September 26, 2004 and, as such, are exposed to transactional currency risk. At September 26, 2004, the Company has a 43.1 billion won or, $37.5 million dollar, 8-yr loan to its wholly-owned subsidiary Modine Korea. The potential loss from a hypothetical 10% change in the exchange rates between the South Korean Won and the U.S. Dollar could result in an adverse or favorable currency transaction gain /(loss) of approximately $3.75 million dollars. For the three and six months ended September 26, 2004, the Company had recorded $0.4 million in currency transaction gains in "other income" from the date of the initial loan in August 2004. The Company is currently investigating potential alternatives to mitigate this foreign currency exposure. Similarly, the Company's wholly-owed German subsidiary Modine Holding GmbH has an 11.1 million Euro, or $13.5 million, on-demand loan to its wholly-owned subsidiary Modine Hungaria Kft. at September 26, 2004. The potential loss from a hypothetical 10% change in exchange rates between the Euro and the Hungarian Forint, assuming a stable exchange rate between the Euro and the U.S. Dollar, could result in an adverse or favorable currency transaction gain/(loss) of approximately $1.35 million. For the three months ended September 26, 2004 and 2003, the Company recorded in "other income/(expense)" transaction (losses)/gains of ($0.2) million and $0.8 million, respectively. For the six months ended September 26, 2004 and 2003, transaction (losses)/gains recorded were ($0.9) million and $1.0 million, respectively.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has not entered into any interest rate derivative instruments. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates its fair value.

	September 26, 2004
	Expected Maturity Date
Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (Euro)	1,540	64,466	3,154	3,154	3.154	7,540	83,008
Average interest rate	5.47%	5.18%	4.06%	4.06%	4.06%	4.06%
Fixed rate (Won)	82	91	107	123	140	1,878	2,421
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Variable rate (U.S.$)	-	39,000	-	3,000	-	-	42,000
Average interest rate	-	3.07%	-	2.85%	-	-

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 58% of the trade receivables balance at September 26, 2004 was concentrated in the Company's top ten customers. Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies. For example, traditionally, significant increases in oil prices have had an adverse effect on many markets the Company serves. Continued high oil prices may negatively impact the economic recovery from which the Company is currently benefiting, particularly in the truck and off-highway markets.

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $15.9 million investment in its 50%-owned joint venture. During the first six months of Modine's fiscal 2005, the Brazilian Real weakened against the U.S. Dollar by less than 1%. Going forward, the Company will focus more intently on conditions in Asia as we integrate the asset acquisition of the ACC Division of WiniaMando Inc., which brought to the Company new operations in South Korea and China. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments. Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation (EGR), CO2, and fuel cell technology. Modine's investment in these areas is subject to the risks associated with business integration, technological success and customer and market acceptance.

The upturn in the economy is putting production pressure on certain of the Company's suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers. In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part. The Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality component parts from suppliers.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products. The Company offsets this risk with firm agreements with its customers whenever possible.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves, or a reduction in the Company's participation in any one or more markets. However, the risks associated with these market downturns and reductions are still present.

In particular, the Company continues to experience negative impact associated with the highly competitive automotive aftermarket, and the recovering electronics cooling market. With respect to the aftermarket, the Company believes this risk is exacerbated by excess manufacturing capacity, the proliferation of competitors and on-going changes in the traditional distribution channels. We have lessened the impact of this economic risk by implementing appropriate operational initiatives, and will continue to evaluate strategic alternatives for managing this risk effectively.
With respect to the Electronics Cooling business, the Company is experiencing favorable results associated with cost-containment programs, the acceleration of new business in Taiwan and plant restructuring initiatives. In this manner, the Company was able to reduce the operating loss associated with the Electronics Cooling business during the second quarter of fiscal 2005, as compared with the same period last year. We will continue to focus on effective methods for reducing the Company's economic risk associated with the Electronics Cooling business.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies, and others in which claims, such as those relating to personal injury, property damage, or business loss, are asserted against Modine. Modine is also subject to other liabilities that arise in the ordinary course of its business. Many of the pending damages claims are covered by insurance, and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters are uncertain, Modine does not expect that any unrecorded liabilities that may result from these matters are reasonably likely to have a material effect on Modine's liquidity, financial condition or results of operations.
Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

Other previously reported legal proceedings have been settled or the issues resolved so as to not merit further reporting. Modine has no additional proceedings to report at this time.

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

4(c)

Bank One Unsecured, multi-currency Revolving Credit Facility dated October 27, 2004.

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

X
31(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99(a)	Important Factors and Assumptions Regarding Forward-Looking Statements.		X

(b)     Reports on Form 8-K:

The Company filed 11 reports on Form 8-K during the period covered by this report, described as follows:

1.	July 21, 2004, announcing the financial results for the quarter ended June 26, 2004.
2.	July 21, 2004, announcing a quarterly dividend.
3.	August 3, 2004, announcing the completion of the acquisition of the South Korean assets of the Automotive Climate Control Division (ACC) of WiniaMando Inc.
4.	August 18, 2004, reporting the financial details of the acquisition of the Korean ACC Division.
5.	September 17, 2004, announcing the completion of the acquisition of the Shanghai, China assets of the Automotive Climate Control Division (ACC) of WiniaMando Inc.
6.	September 28, 2004, announcing the Company's decision to switch from the NASDAQ to the NYSE.
7.	October 14, 2004, confirming the transfer of listing and announcing the trading of the Company's common stock on the NYSE.
8.	October 20, 2004, announcing a quarterly dividend.
9.	October 20, 2004, announcing the financial results for the quarter ended September 26, 2004.
10.	October 25, 2004, announcing the acquisition of the 50% equity interest of Anhui Jianghuai Climate Control Co., Ltd. in Hefei, China, from WiniaMando Inc.
11.	October 27, 2004, announcing the amendment to the Company's multi-currency revolving credit facility.

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

Date: October 28, 2004