Form 10-Q
period 2004-12-26
MODINE MANUFACTURING CO
filed 2005-02-04
CIK 67347

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2005
Common Stock, $0.625 Par Value	34,792,139

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets -
December 26 and March 31, 2004	3
Consolidated Statements of Earnings -
For the Three Months ended December 26, 2004 and 2003 and for the Nine Months Ended December 26, 2004 and 2003	4
Consolidated Condensed Statements of Cash Flows -
For the Nine Months Ended December 26, 2004 and 2003	5
Notes to Consolidated Condensed Financial Statements	6-21

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	22-30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30-33

Item 4. Controls and Procedures	33-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34-35

Item 6. Exhibits and Reports on Form 8-K	36-37

Signatures	38

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 26, 2004 and March 31, 2004
(In thousands, except per share amounts)
(Unaudited)
	December 26, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 43,367	$ 63,265
Trade receivables, less allowance for
doubtful accounts of $3,823 and $3,505	268,092	180,163
Inventories	147,747	136,441
Deferred income taxes and other current assets	57,568	53,331
Total current assets	516,774	433,200
Noncurrent assets:
Property, plant, and equipment -- net	481,276	397,697
Investment in affiliates	35,405	28,095
Goodwill -- net	33,386	32,609
Other intangible assets -- net	3,246	3,791
Deferred charges and other noncurrent assets	75,398	74,638
Total noncurrent assets	628,711	536,830
Total assets	$1,145,485	$970,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ 1,099	$ -
Long-term debt -- current portion	75,748	3,024
Accounts payable	129,064	99,258
Accrued compensation and employee benefits	61,682	52,867
Income taxes	23,132	12,162
Accrued expenses and other current liabilities	56,207	36,745
Total current liabilities	346,932	204,056
Noncurrent liabilities:
Long-term debt	51,080	84,885
Deferred income taxes	44,349	42,774
Other noncurrent liabilities	58,364	51,774
Total noncurrent liabilities	153,793	179,433
Total liabilities	500,725	383,489
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued -- none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,705 and 34,366 shares, respectively	21,690	21,478
Additional paid-in capital	39,879	30,912
Retained earnings	566,678	535,885
Accumulated other comprehensive income	29,226	9,974
Treasury stock at cost: 322 and 289 shares, respectively	(8,507)	(7,492)
Restricted stock -- unamortized value	(4,206)	(4,216)
Total shareholders' equity	644,760	586,541
Total liabilities and shareholders' equity	$1,145,485	$970,030

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended December 26, 2004 and 2003
For the nine months ended December 26, 2004 and 2003
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 26		Nine months ended December 26

	2004	2003	2004	2003

Net Sales	$418,398	$310,799	$1,129,380	$878,756
Cost of sales	322,713	238,321	868,403	672,518

Gross profit	95,685	72,478	260,977	206,238
Selling, general, and administrative expenses	70,427	58,200	193,364	173,540
Restructuring	109	(21)	1,031	(68)

Income from operations	25,149	14,299	66,582	32,766

Interest expense	(1,641)	(1,316)	(4,424)	(4,009)
Other income -- net	6,651	5,180	13,990	12,999

Earnings before income taxes	30,159	18,163	76,148	41,756
Provision for income taxes	11,213	5,845	29,341	13,847

Net earnings	$ 18,946	$ 12,318	$ 46,807	$ 27,909

Net earnings per share of common stock:
Basic	$0.56	$0.36	$1.38	$0.82
Diluted	$0.55	$0.36	$1.36	$0.82

Dividends per share	$0.1625	$0.1375	$0.4675	$0.4125

Weighted average shares -- basic	34,142	33,924	34,031	33,888
Weighted average shares -- diluted	34,550	34,137	34,410	34,011

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 26, 2004 and 2003
(In thousands)
(Unaudited)
	Nine months ended December 26
	2004	2003
Net Earnings	$ 46,807	$ 27,909
Adjustments to reconcile net earnings with cash provided
by operating activities:
Depreciation and amortization	50,160	44,917
Other -- net	1,687	(2,080)
	98,654	70,746
Net changes in operating assets and liabilities	(10,010)	17,335
Net cash provided by operating activities	88,644	88,081
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(44,085)	(51,686)
Acquisitions, net of cash	(85,512)	-
Proceeds from dispositions of assets	1,231	2,019
Other -- net	(1,620)	116
Net cash (used for) investing activities	(129,986)	(49,551)
Cash flows from financing activities:
Additions in short-term debt	1,099	-
Additions to long-term debt	98,388	-
Reductions of long-term debt	(69,782)	(19,152)
Issuance of common stock, including treasury stock	7,173	2,007
Purchase of treasury stock	(1,015)	(25)
Cash dividends paid	(16,005)	(13,985)
Net cash provided by/(used for) financing activities	19,858	(31,155)
Effect of exchange-rate changes on cash	1,586	4,642
Net (decrease) in cash and cash equivalents	(19,898)	(12,017)
Cash and cash equivalents at beginning of period	63,265	66,116
Cash and cash equivalents at end of period	$ 43,367	$ 78,133

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      General

The accompanying consolidated financial statements, which have not been audited by independent auditors, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2004 Annual Report filed with the Securities and Exchange Commission, except for reclassifications made to conform the prior year with the current year's presentation. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2005 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information has been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2004 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Annual Report on Form 10-K for the year ended March 31, 2004.

2.      Significant accounting policies

Cash and cash equivalents

Credit balances for checks written but not yet presented for payment have been classified as a reduction to cash and cash equivalents. Previously these credit balances have been included in accounts payable. Prior year balances have been reclassified to conform to the current year presentation. These credit balances were $9,162,000 and $11,127,000 at March 31, 2004 and 2003. At December 26, 2003 the credit balance was $5,245,000.

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

(In thousands, except per share amounts)	Three months ended		Nine months ended
	December 26		December 26
	2004	2003	2004	2003

Net earnings as reported	$18,946	$12,318	$46,807	$27,909
Compensation expenses for stock awards as reported, net of tax	585	324	1,434	1,510
Stock compensation expense under fair value method	(585)	(324)	(1,771)	(2,005)
Net earnings pro forma	$18,946	$12,318	$46,470	$27,414

Net earnings per share (basic) as reported	$0.56	$0.36	$1.38	$0.82
Net earnings per share (basic) pro forma	$0.56	$0.36	$1.37	$0.81

Net earnings per share (diluted) as reported	$0.55	$0.36	$1.36	$0.82
Net earnings per share (diluted) pro forma	$0.55	$0.36	$1.35	$0.81

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 superseded FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. Modine elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost were not previously reflected in the financial statements or the accompanying notes. FSP 106-2 provides authoritative guidance on accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. FSP 106-2 became effective and was adopted by Modine in the second quarter of fiscal 2005. Accordingly, the information required by FSP 106-2 is presented in Note 3 below.

In November 2004, the FASB issued a Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred beginning during fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued a SFAS No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring beginning in the first quarter of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), "Share-Based Payment -- an Amendment of FASB Statements No. 123 and 95." SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award.  The Company is required to adopt SFAS No. 123(R) in fiscal 2006.  The Company is evaluating the impact of SFAS No. 123(R) and expects that it will record non-cash stock compensation expenses.  The adoption of SFAS No. 123(R) is expected to have a similar, or slightly smaller, annual effect, on our results of operations than the impact reported in the SFAS No. 123 pro forma disclosure in Modine's 2004 Annual Report to Shareholders. The adoption of this statement is not expected to have any impact on the Company's financial condition or cash flows.

On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. Among its provisions, the Act provides for a one-time special dividends received deduction for certain qualifying dividends from controlled foreign corporations. The Company may elect to apply this provision to qualifying repatriations of foreign earnings in either the balance of fiscal 2005 or in fiscal 2006. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of this provision on its repatriation planning and is awaiting the issuance of further clarifying regulations before finalizing our evaluation. Accordingly, we have not determined what actions we might take in response to the Act or the impact, if any, the Act may have on the income tax provision.

In addition, the American Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in FASB Staff Position No. 109-1, Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as "special deduction" as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the tax return. The Company is currently evaluating whether its production activities qualify for these special deductions. If the production activities qualify under the Act, the first time the Company could claim the deduction would be in its fiscal 2006 year.

3.     Pension and other post-retirement benefit plans

Costs for Modine's pension and other post-retirement benefit plans for the three and nine months ended December 26, 2004 and 2003 include the following components:

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the three months ending Dec. 26	2004	2003	2004	2003
Service cost	$1,914	$1,687	$ 90	$ 90
Interest cost	3,500	3,347	478	597
Expected return on plan assets	(4,922)	(4,896)	-	-
Amortization of:
Unrecognized net loss	620	73	110	180
Unrecognized prior service cost	121	139	(9)	(91)
Unrecognized net obligation (asset)	(7)	53	-	-
Adjustment for curtailment	434	-	-	-
Net periodic benefit cost	$1,660	$ 403	$ 669	$ 776

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the nine months ending Dec. 26	2004	2003	2004	2003
Service cost	$ 5,835	$5,020	$ 289	$ 271
Interest cost	10,655	9,956	1,536	1,792
Expected return on plan assets	(14,933)	(14,689)	-	-
Amortization of:
Unrecognized net loss	1,875	219	366	539
Unrecognized prior service cost	368	415	(31)	(274)
Unrecognized net obligation (asset)	(21)	141	-	-
Adjustment for curtailment	864	-	-	-
Adjustment for settlement	-	1,490	-	-
Net periodic benefit cost	$4,643	$2,552	$2,160	$ 2,328

Pension curtailment of $430,000 was recorded in the first quarter of fiscal 2005 related to the expiration of the eligibility period for employees in one of the Company's pension plans. In the third quarter an additional curtailment of $434,000 was recorded to reflect the modification to the Modine Manufacturing Company Pension Plan for Non-Union Hourly Paid Factory and Salaried Employees, a defined benefit plan. Effective April 1, 2006, no service performed after March 31, 2006 will be counted when calculating an employee's years of credited service under the pension plan formula. Salaried employees, currently covered under the existing salaried pension plan, will be eligible to participate beginning April 1, 2006 in the defined contribution plan which was implemented in calendar 2004 for certain new salaried employees.

The Company contributed $1.7 million to its domestic qualified plans in the third quarter of fiscal 2005. An additional $112,000 is expected to be contributed in the fourth quarter.

Certain of Modine's post-retirement benefit plans covering U.S. retirees currently provide certain prescription benefits to eligible participants. The Company's actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is a least actuarially equivalent to Medicare Part D under the Act.

The Act had the effect of reducing the accumulated postretirement benefit cost obligation by $2.2 million. We have applied the Act retrospectively. This will result in an expense reduction of $300,000 in the net periodic benefit cost for the 2005 fiscal year. The Company has recorded $75,000 in the third quarter and a total of $225,000 for the nine months ended December 26, 2004 of this expense as reduction in interest cost and unrecognized net loss and gain.

4.     Other income -- net
(In thousands)	Three months ended December 26		Nine months ended December 26
	2004	2003	2004	2003
Equity in earnings of non-consolidated affiliates	$1,348	$ 726	$ 4,058	$ 1,678
Royalty income	749	1,625	3,286	4,182
Foreign currency transactions	2,886	519	2,293	1,447
Gain on the sale of property,
equipment, and business	338	1,069	593	1,838
Interest income	228	291	557	919
Other non-operating income	1,102	950	3,203	2,935
Total	$6,651	$5,180	$13,990	$12,999

5.     Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share amounts)	Three months ended December 26		Nine months ended December 26
	2004	2003	2004	2003
Net earnings per share of common stock:
Basic	$0.56	$0.36	$ 1.38	$0.82
Dilution	$0.55	$0.36	$ 1.36	$0.82

Numerator:
Net earnings available to common shareholders	$18,946	$12,318	$46,807	$27,909
Denominator:
Weighted average shares outstanding -- basic	34,142	33,924	34,031	33,888
Effect of dilutive securities -- options*	408	213	379	123
Weighted average shares outstanding -- diluted	34,550	34,137	34,410	34,011
*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$31.16	$25.77	$30.01	$22.78
Number of shares	574	1,040	610	1,723

6.      Comprehensive Earnings

Comprehensive earnings (in thousands), which represents net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders' equity for the periods ended December 26, 2004 and 2003 respectively, were $42,346 and $27,757 for three months then ended, and $66,059 and $44,236 for nine months then ended.

7.      Inventory

The components of inventory are as follows:

		(In thousands)
	December 26, 2004	March 31, 2004
Raw materials	$ 33,712	$ 30,247
Work in process	35,103	26,595
Finished goods	78,932	79,599
Total inventories	$147,747	$136,441

8.      Property, Plant, and Equipment

		(In thousands)
	December 26, 2004	March 31, 2004
Gross, property,
plant & equipment	$978,592	$852,486
Less accumulated depreciation	(497,316)	(454,789)
Net property, plant & equipment	$481,276	$397,697

9.      Acquisitions

Effective July 31, 2004, Modine acquired the South Korean assets of the Automotive Climate Control Division of WiniaMando Inc. (ACC). In addition, effective September 3, 2004, Modine acquired WiniaMando's wholly owned subsidiary in Shanghai, China. On October 22, 2004, Modine completed the final element of these acquisitions, the 50% equity interest in a joint venture in Hefei, China after receiving certain necessary approvals by the Chinese government. This latter acquisition was closed effective October 15, 2004.

The total estimated purchase price of the assets and liabilities assumed in the Korean operation and the equity interests in the Chinese operations, including the joint venture interest that closed effective October 15, 2004, is approximately $85.5 million in cash. As part of the purchase agreement, $10.0 million dollars of the purchase price was placed in escrow to cover any potential claims or adjustments that may arise for a 21 month period from the date of the Korean closing. WiniaMando's obligations to Modine in the event of a breach are subject to certain limitations and exceptions as defined in the acquisition agreement. The completed portions of the acquisitions that closed in August and September were accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired was recorded as goodwill. Goodwill recorded at December 26, 2004 from the South Korean asset acquisition and the equity interest in the Shanghai, China operation totaled $351,000 and $448,000, respectively. The adjustments made to the goodwill amount previously reported in the second quarter reflect changes in the amount of estimated professional services and certain adjustments to Korean fixed assets valuations and accounts receivables balances acquired. Additional adjustments may result from finalization of professional services costs incurred as part of the acquisitions and any potential claims or adjustments that may arise in the 21 month claim period as defined in the escrow agreement. The Company currently expects that the goodwill amounts will not be deductible for income tax purposes. The 50 % equity interest in the Hefei, China joint venture, which closed in October, is being accounted for under the equity method. The carrying value of the investment at December 26, 2004 was less than the underlying value of the net assets by $518,000. The excess, which relates to certain tangible assets, is being amortized into income over the estimated remaining lives of the assets.

The newly acquired wholly owned operations in Korea and China are included in the Original Equipment segment while the 50% equity interest in the Hefei joint venture is being reported in the "Other items not allocated to segments" similar to the Company's other equity investments in affiliates. For financial reporting purposes, the newly acquired operations and equity investment, discussed above, are included in the consolidated financial statements using a one-month delay similar to the Company's other foreign subsidiaries. Accordingly, the operational results reported for fiscal 2005 include only four months of activity from the South Korean manufacturing plant, three months of activity from the wholly owned Chinese manufacturing plant and one and one-half months from the joint venture company in China. For balance sheet and cash flow purposes, the newly acquired operations (in the second and third quarters of fiscal 2005) are included in the reported amounts.

The following provides a preliminary allocation of the purchase price of the South Korean operation's, wholly owned subsidiary in Shanghai, China.

	South Korea	Shanghai, China	Hefei, China JV	Total

Less: Assets acquired
Trade receivables -net	$ 44,856	$3,064		$ 47,920
Inventories	9,302	3,269		12,571
Property, plant and equipment - net	67,731	210		67,941
Other current assets	5,933	71		6,004
Total assets	$127,822	$6,614		$134,436
Long-term debt - current portion	$ 79	-		$ 79
Accounts payable	32,232	2,331		34,563
Accrued expenses and other current liabilities	10,716	387		11,103
Long-term debt	2,319	-		2,319
Other noncurrent liabilities	3,847	-		3,847
Total liabilities	$ 49,193	$2,718		$51,911

Cash purchase price, net of cash acquired	$ 78,980	$4,344	$2,188	$85,512

50% of joint venture net worth			$2,706

Recognized goodwill/(bargain purchase)	$351	$448	$(518)

The following unaudited pro-forma financial information summarizes the estimated combined results of operations of the Company, and the South Korean and Shanghai, China operations of the Automotive Climate Control Division of WiniaMando. Also included in the pro-forma financial information presented is the results of operations from the joint venture company in Hefei, China recorded using the equity method. The financial information presented assumes that each of the acquisitions had taken place on April 1, 2003. The unaudited pro-forma combined results of operations reflect adjustments for interest expense and income, revised depreciation based on the fair market value of the property, plant and equipment, removal of goodwill amortization not allowable under U.S. GAAP, removal of one-time separation expenses paid to employees, and removal of certain incorporation and consulting fees incurred when WiniaMando was purchased by the former owners and allocated to ACC.

(In thousands, except per share amounts)	Three months ended		Nine months ended
	December 26		December 26
	2004	2003	2004	2003

Net sales	$418,398	$362,034	$1,208,837	$1,014,826

Net earnings	$18,931	$15,222	$47,542	$36,213

Net earnings per share (basic)	$0.55	$0.45	$1.40	$1.07

Net earnings per share (diluted)	$0.55	$0.45	$1.38	$1.07

The unaudited pro forma financial information presented above is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisitions, completed in the second and third quarters of fiscal 2005, actually taken place on the date assumed above, and those results are not necessarily indicative of the results of future combined operations.

Headquartered near Seoul, South Korea, with manufacturing facilities in Asan City, Modine Korea, LLC (formerly ACC) designs and manufacturers heating, ventilating and air conditioning (HVAC) systems for minivans, SUVs, commercial vehicles, trucks, buses and trains as well as other heat transfer components. The acquisition is expected to increase Modine's revenue by more than 15%, provide many complementary products and leverage Modine's significant technology investment. These acquisitions added nearly 700 people to Modine's ranks as well as a state-of-the-art wind tunnel, research center and manufacturing plant in South Korea and a wholly owned facility in Shanghai, China, as well as a 50/50 joint venture in Hefei, China.

10.     Restructuring and other plant closure costs

On June 17, 2004, the Company, through its Electronics Cooling Group (which is reported in the Distributed Products segment), announced plans to close its Guaymas, Mexico plant due to a shift in customer sourcing and over-capacity in its North American operations. The move, which consisted of transferring equipment and current operations to Lancaster, Pennsylvania and Hsinchu, Taiwan, was designed to reduce operating expenses, improve asset utilization and focus manufacturing operations closer to the electronics customers' assembly facilities. The financial statement impact, which includes restructuring and other closure costs, through the third quarter of fiscal 2005, was $2,114,000. These expenses are reported in the line items "restructuring charges" and "cost of sales" in the consolidated statements of earnings. The restructuring costs include severance due to a workforce reduction of 28 employees, and a negotiated buyout, reached at the end of the second quarter, on a non-cancelable operating lease that was due to expire in April 2008. In the first quarter, the restructuring charges recognized on the non-cancelable operating lease were recorded at fair value as the lessor had not given an indication to the Company that he was willing to enter into buyout discussions. The resulting discussions and subsequent agreement reached at the end of the second quarter resulted in a $0.6 million reduction to the original restructuring amount recognized in the first quarter. The "other closure costs" consist primarily of accelerated depreciation of certain assets that are no longer be utilized. In the third quarter of fiscal 2005 an adjustment to other closure costs of ($148,000) was recorded upon final disposition of fixed assets at the Guaymas facility.

A summary of the restructuring and other closure costs recognized in the first nine months of fiscal 2005 are as follows:

(In thousands)	Restructuring Charges		Other Closure Costs	Total
	Workforce Reduction	Facilities Expense

Amount incurred in Q1, FY 2005	$136	$1,386	$461	$1,983
Amount incurred in Q2, FY 2005	36	(636)	770	170
Amount incurred in Q3, FY 2005	109	-	(148)	(39)
Year-to-date, FY2005	$281	$750	$1,083	$2,114

The following table displays the components of the accrued restructuring liability:

(In thousands)	Restructuring charges
	Termination benefits	Facilities expense
Balance at June 26, 2004	$(136)	$(1,386)
Payments	99	-
Adjustments	(36)	636
Balance at September 26, 2004	(73)	(750)
Payments	182	750
Adjustments	(109)	-
Balance at December 26, 2004	-	-

11.      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill through the nine months ended December 26, 2004, by segment and in the aggregate, are summarized in the following table:

(In thousands)	Original Equipment	Distributed Products	European Operations	Total

Balance, March 31, 2004	$ 20,344	$ 3,987	$ 8,278	$ 32,609
Acquisitions	799	-	-	799
Fluctuations in foreign currency	(303)	(21)	302	(22)
Balance, December 26, 2004	$ 20,840	$ 3,966	$ 8,580	$ 33,386

Effective July 31 and September 3, 2004, respectively, the Company completed the acquisition of the South Korean assets and 100% equity interest in Shanghai, China of the Automotive Climate Control Division (ACC) of WiniaMando Inc. Based upon a preliminary allocation of the purchase prices, the excess of the South Korean operations purchase price over the fair value of the net assets acquired is $799,000 and has been recorded as goodwill. The newly acquired operations are included in the Original Equipment segment for reporting purposes using a one-month delay.

Additional disclosures related to acquired intangible assets are as follows:

(In thousands)	December 26, 2004		March 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized Intangible Assets:
Patents and product technology	$ 3,951	$ 2,849	$ 3,951	$ 2,651
Non-compete agreements	2,232	2,182	2,182	2,182
Other intangibles	153	120	118	118
Total	6,336	5,151	6,251	4,951
Unamortized Intangible Assets:
Pension Asset	2,061	-	2,491	-
Total intangible assets	$ 8,397	$ 5,151	$ 8,742	$ 4,951

The aggregate amortization expense for the nine months ended December 26, 2004 and 2003 were $198,000 and $255,000, respectively. Total estimated annual amortization expense expected for fiscal years 2005 through 2010 and beyond are as follows:

(In thousands)
Estimated
Fiscal	Amortization
Year	Expense

2005	$263
2006	263
2007	263
2008	256
2009	255
2010 & Beyond	-

12.     Indebtedness

On October 27, 2004, Modine amended and restated its $150 million multi-currency revolving credit facility, which was to expire in April 2005. The new facility extended the term for five years, expiring in October 2009, and increased the facility to $200 million, with a customary accordion feature that allows for an additional $75 million of borrowing capacity. The terms of this credit facility contain various restrictive financial covenants relating to maximum debt-to-EBITDA and minimum interest coverage ratio. In addition, the credit facility contains limitations on investments, liens, dividends and other indebtedness. Borrowings under the credit facility bear interest at a rate of LIBOR plus a spread based on certain financial criteria, or the prime rate at Modine's option. Financing fees and other third-party costs are $0.7 million and will be amortized over the five-year life of the new revolving credit facility.

In addition, approximately $68 million of debt was reclassified from long-term to the current portion of long-term debt ahead of the planned refinancing of a September 2005 note.

13.     Financial Instruments

Concentrations of Credit Risk

The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2004 and March 31, 2004 approximately 60% and 54%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck, and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic credit evaluations of each customer and actively monitors its financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. These loans are not hedged at December 26, 2004 and, as such, are exposed to transactional currency risk. At December 26, 2004, the Company has a 43.1 billion won or, $41.1 million dollar, 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. The potential loss from a hypothetical 10% change in the exchange rates between the South Korean won and the U.S. dollar could result in an adverse or favorable currency transaction gain /(loss) of approximately $4.11 million dollars. For the three and nine months ended December 26, 2004, the Company had recorded $3.7 million and $4.1 million, respectively, in currency transaction gains in "other income" from the date of the initial loan in August 2004. The Company is currently investigating potential alternatives to mitigate this foreign currency exposure. Similarly, the Company's wholly owned German subsidiary Modine Holding GmbH has an 11.1 million Euro, or $14.8 million dollars, on-demand loan to its wholly owned subsidiary Modine Hungaria Kft. at December 26, 2004. The potential loss from a hypothetical 10% change in exchange rates between the Euro and the Hungarian Forint, assuming a stable exchange rate between the Euro and the U.S. dollar, could result in an adverse or favorable currency transaction gain/(loss) of approximately $1.48 million dollars. For the three months ended December 26, 2004 and 2003, the Company recorded in "other income/(expense)" transaction (losses)/gains of ($0.4) million and $0.4 million, respectively. For the nine months ended December 26, 2004 and 2003, transaction (losses)/gains recorded were ($1.3) million and $1.4 million, respectively.

14.     Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first nine months of fiscal 2005 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. The Company uses non-derivative financial instruments to hedge this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the three and nine months ended December 26, 2004, $6.3 million and $6.1 million in net losses, respectively, related to the foreign-currency-denominated debt agreements were included in the cumulative translation adjustment.

15.     Product Warranties and other Commitments

		(In thousands)
Warranty accruals	2004	2003

Three months ended December 26:
Balance at September 26	$23,686	$12,776
Accruals for warranties issued in current year	3,900	2,890
Accruals related to pre-existing warranties	(1,618)	2,531
Accruals balances assumed upon acquisition	293	-
Settlements made	(3,208)	(2,441)
Effect of exchange-rate changes on the warranty liability	945	490
Balance at December 26	$23,998	$16,246

Nine months ended December 26:
Balance at March 31	$20,916	$12,970
Accruals for warranties issued in current year	8,974	7,550
Accruals related to pre-existing warranties	(1,289)	3,013
Accruals balances assumed upon acquisition	3,330	-
Settlements made	(8,886)	(7,779)
Effect of exchange-rate changes on the warranty liability	953	492
Balance at December 26	$23,998	$16,246

The increase in the warranty accrual over the prior year amounts reflects the balances assumed as part of the acquisition of the assets of ACC.

Commitments:

At December 26, 2004, the Company had capital expenditure commitments of approximately $24,471,000. Approximately 60% of the commitments originate from the European Operations segment. Significant commitments relate to tooling and equipment purchases for new programs or to improve manufacturing processes in both North America and Europe. In addition, commitments exist associated with the future SAP installation of ERP (enterprise resource planning).

16.     Segment data

During the first quarter of fiscal 2005, management introduced a change to the segment reporting structure. The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. This change was made to include the manufacturing plant in the segment for which it is manufacturing product. Sales and operating income presented for the three and nine months ended December 2003 have been restated for the realignment of this manufacturing facility. In addition, certain centralized service expenses have been allocated to the reportable segments from corporate and administration expenses beginning in the first quarter of fiscal 2005. The new central service allocations for expenses directly attributable to the reportable segments include expenses related to the engine products group, and information technology, finance, purchasing, quality assurance, and environmental departments. Operating income presented for the three and nine months ended December 2003 has been restated to reflect the new central service allocations. In addition, the Original Equipment segment results include four months of operating income from manufacturing operations of ACC that were acquired effective July 31, 2004, and 3 months of operating income from the wholly owned Chinese subsidiary acquired effective September 3, 2004. Both operations are being reported using a one month delay, similar to the Company's other foreign operations. Included in the "Other items not allocated to segments" is the Company's 50% share of the earnings being reported under the equity method for its investment in the Chinese joint venture acquired effective October 15, 2005. These financial results are also being reported using a one-month delay.

		(In thousands)
Quarter ended December 26,	2004	2003
Sales :
Original Equipment	$ 200,560	$ 123,038
Distributed Products	86,388	88,024
European Operations	134,844	106,948
Segment sales	421,792	318,010
Eliminations	(3,394)	(7,211)
Total net sales	$ 418,398	$ 310,799
Operating income/loss:
Original Equipment	$ 22,974	$ 16,397
Distributed Products	(604)	(990)
European Operations	20,306	12,102
Segment operating income	42,676	27,509
Corporate & administrative expenses	(17,576)	(13,247)
Eliminations	49	37
Other items not allocated to segments	5,010	3,864
Earnings before income taxes	$ 30,159	$ 18,163
		(In thousands)
Nine months ended December 26,	2004	2003
Sales:
Original Equipment	$ 503,634	$339,788
Distributed Products	261,978	271,110
European Operations	376,235	291,504
Segment Sales	1,141,847	902,402
Eliminations	(12,467)	(23,646)
Total net sales	$1,129,380	$878,756
Operating income/loss:
Original Equipment	$ 65,947	$ 42,675
Distributed Products	(1,097)	(118)
European Operations	46,754	32,124
Segment operating income	111,604	74,681
Corporate & administrative expenses	(45,101)	(42,021)
Eliminations	79	106
Other items not allocated to segments	9,566	8,990
Earnings before income taxes	$ 76,148	$ 41,756

The Emporia, Kansas facility, which was previously reported in the Original Equipment segment, is now reported in the Distributed Products segment. The asset data presented has been restated for March 31, 2004 to reflect the change in segment in which this manufacturing facility is included. In addition, the Original Equipment segment data presented includes the assets of the South Korean and wholly owned China subsidiary of the ACC Division of WiniaMando, purchased by the Company in the second quarter. Included in the Corporate & Administrative caption is the investment in the Hefei, China joint venture acquired effective October 15, 2005.

		(In thousands)
Period ending	December 26, 2004	March 31, 2004
Assets:
Original Equipment	$ 385,457	$ 223,130
Distributed Products	198,006	197,533
European Operations	382,751	332,858
Corporate & Administrative	229,255	222,187
Eliminations	(49,984)	(5,678)
Total assets	$ 1,145,485	$ 970,030

17.     Contingencies and Litigation

The United States Environmental Protection Agency (US EPA) has designated Modine as a potentially responsible party ("PRP") for remediation of five waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these five sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In December 2003, Modine responded to the US EPA stating that it would be willing to participate in a settlement of the Lake Calumet site remedial costs as a "micro de minimis PRP." On April 27, 2004 and July 23, 2004, Modine signed participation agreements with other site PRPs to perform site investigations, collect pertinent site data, and develop a remedial work plan.

In October 2004, Modine received a Request for Information from the US EPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. The US EPA requested information pertaining to Modine's alleged contributions to this site and for any information Modine may possess relating to the site's activities. In October 2004, Modine responded to the US EPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine's Clinton, Tennessee location. Modine, however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine's relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs, as of the fiscal quarter ending December 26, 2004.

An obligation for remedial activities may also arise at a Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at March 31, 2004 and December 26, 2004 to cover the investigative work and remediation for sites in the United States and The Netherlands was $1.2 million and $1.3 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." No significant changes to these accruals were recorded in the first nine months of fiscal 2005.

Other

Other recent developments concerning legal proceedings reported in the Modine Manufacturing Company Form 10-K report for the year ended March 31, 2004, are updated in this Quarterly Report on Form 10-Q in Part II, Other Information, Item 1, Legal Proceedings.

18.    Subsequent Events

On January 31, 2005, Modine entered into a Merger Agreement, Contribution Agreement and OEM Acquisition Agreement with Transpro, Inc. ("Transpro"). In accordance with the Contribution Agreement, Modine and certain of its subsidiaries that conduct its Aftermarket business will contribute to Modine's wholly owned subsidiary, Modine Aftermarket Holdings, Inc. ("Aftermarket Holdings") the assets used to conduct such business. Subsequent to the contribution of the Aftermarket assets to Aftermarket Holdings, Modine will spin Aftermarket Holdings off to Modine's shareholders. Pursuant to the Merger Agreement, Aftermarket Holdings will be merged with and into Transpro. After the merger, Modine shareholders as of the record date for the merger will own 52% of the outstanding common stock of the combined company as well as continuing to hold their shares of Modine.

In accordance with the OE Acquisition Agreement, Modine will acquire the heavy duty original equipment business conducted by Transpro at its facility in Jackson, Mississippi. The purchase price of this business is $17 million.

Modine continues to conduct normal Aftermarket business operations and accordingly the financial results presented reflect the business as held and in use until the date the spin off is completed. The merger, which is not subject to Modine shareholder approval, is subject to regulatory clearance, Transpro stockholder approval and satisfaction of other customary closing conditions. Closing of the Aftermarket spin off and merger is anticipated during the second calendar quarter of 2005 with the expectation for Modine to close earlier on its purchase of Transpro's heavy-duty OEM business.

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

RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal 2005 with the Third Quarter of Fiscal 2004

Third quarter record net sales of $418.4 million were 34.6% higher than the $310.8 million reported in the third quarter of last year. This is the Company's fifth consecutive quarter of record sales. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger euro in relation to the dollar, of approximately $11.9 million when compared to the same quarter last year. Also contributing to the net sales increase were a full three months of operating results from Modine Asia, the Company's South Korean and Chinese manufacturing facilities acquired as part of the purchase of WiniaMando's Automotive Climate Control (ACC) business during the second quarter.

Revenues from the Original Equipment segment grew by 63.0% or $77.5 million, from the same quarter last year. The current year results include the first full quarter of revenues from Modine Asia, as noted above. Sales increases in existing markets were driven by large volume improvements in the truck market and to a lesser extent but still sizable increase in the heavy-duty and industrial business. Sales decreases occurred in the automotive market when compared to the third quarter of the prior year due to reduced volumes for certain vehicle platforms and continued pricing pressures. The Original Equipment segment is benefiting from a combination of new business programs and general industrial and agricultural market recoveries. Revenues from the European Operations segment grew by 26.1%, or $27.9 million, from the same quarter last year. Excluding the impact of the stronger euro in relation to the U.S. dollar, revenues would have increased by 16.0%. Volume increases were recorded in both the European automotive and heavy-duty and industrial markets, in addition to the favorable impact in the exchange rate. In the Distributed Products segment, revenue decreased slightly by 1.9%, or $1.6 million. Decreased revenues in the Aftermarket of 8.5% and a small decline in the electronics cooling markets were partially offset by a 9.0% increase in HVAC&R (heating, ventilating, air conditioning and refrigeration) revenues.

Gross profit, as a percentage of sales, was 22.9%. This was a 0.4% decrease as a percentage of sales from the 23.3% earned in the third quarter of the previous year. Higher gross margins were reported in the European Operations and the Distributed Products segments while the gross margin declined by 3 percentage points in the Original Equipment segment. Improved gross margins were reported in the majority of the Company's major markets, while the North American automotive, heavy-duty and industrial, and HVAC&R markets registered declines. Higher material costs as a percentage of sales were partially offset by lower manufacturing overhead costs as a percentage of sales. Labor costs as a percentage of sales declined slightly in the same period comparison to one year ago. Rising commodity market prices, which are calculated and passed through when possible to original equipment customers on a delayed basis, once again negatively impacted the material content as a percentage of sales. Improved sales volumes allowed for better utilization of the fixed component of manufacturing overhead during the quarter. The prior year gross profit was negatively impacted by incremental expenses of $2.2 million as a result of an agreement reached with a European Original Equipment customer relating to a product performance issue and approximately $1.0 million in warranty costs associated with a North American Original Equipment customer.

Selling, general and administrative expenses, as a percentage of sales, was 16.8%. This was a 1.9% decrease as a percentage of sales from the 18.7% recorded in the third quarter of the previous year. In absolute dollar terms, selling, general and administrative expenses of $70.4 million increased by 21.0% from the prior year's third quarter of $58.2 million. The inclusion of a full quarter of operating results for the new Modine Asia acquisitions accounted for $4.3 million, or 35% of the increase. The impact of currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, also contributed approximately 10%, or $1.2 million, to the overall increase. The largest items contributing to the remaining increase were wages, fringe benefits and other personnel-related benefits. In addition, professional services were higher during the quarter related to Sarbanes-Oxley 404 requirements and the spin-off of the aftermarket business.

Restructuring charges reduced income by $0.1 million during the current quarter as the final remaining termination payments were completed related to the previously announced closure of the Guaymas, Mexico facility in the Company's electronics cooling business.

Income from operations of $25.1 million increased by $10.9 million, or 75.9% over the same quarter last year. The Original Equipment segment's operating income increased 40.1% to $23.0 million from $16.4 million a year ago. The current year results include the first full quarter of operations from Modine Asia as previously discussed. The truck and heavy-duty & industrial markets benefited from new business programs as well as the steady recovery in general industrial and agricultural markets. The Company continues to implement cost reduction programs which are generating operating improvements. Partially offsetting this strong performance was the North American automotive business, which had reduced volumes for certain vehicle platforms and continued pricing pressure. The European Operations segment's operating income increased 67.8% to $20.3 million from $12.1 million one year ago. Major influences were continued growth in the automotive and heavy-duty businesses, the stronger euro in relation to the dollar, offset in part by higher selling, general and administration costs in support of new business programs. The Distributed Products segment's operating loss decreased 39.0% to a loss of $0.6 million from a loss of $1.0 million a year ago. Weaker Aftermarket results were more than offset by a stronger performance in the electronics cooling business as the results of cost-containment programs, acceleration of new business in Taiwan and plant restructuring initiatives continue to take effect, coupled with slightly improved profits in HVAC&R market.

Interest expense increased 24.7%, or $0.3 million, while average outstanding debt levels increased $32.5 million, or approximately 31.3%, from the same quarter one year ago. The increase in interest expense is mainly due to increased borrowings to fund, in part, the ACC acquisitions, debt assumed as part of the acquisition and short-term borrowing recorded by the new Korean subsidiary. The relationship of the increase in the interest expense compared to the increase in debt level was also influenced by exchange rate fluctuations on euro-denominated loans.

Net non-operating income increased by $1.5 million from the same quarter one year ago. Gains on foreign currency transactions were up $2.4 million from the same quarter one year ago. The gains were derived predominantly from unhedged inter-company loans. The Company currently has an inter-company loan denominated in euros with the Company's wholly owned Hungarian subsidiary and an inter-company loan denominated in Korean won with the Company's wholly owned Korea subsidiary. Equity in earnings of non-consolidated affiliates was up $0.6 million from the third quarter last year with continued strong performance from Modine's Brazilian joint venture, Radiadores Visconde, Ltda. Equity in earnings of non-consolidated affiliates also includes the Company's share of the 50% equity interest in the newly acquired joint venture in Hefei, China. Royalty income was down $0.9 million from the third quarter last year. The prior year included recognition of $0.7 million in royalty income that was in arrears from a manufacturer producing heat transfer products for the power generation industry. Profits recorded on the sale of property, equipment and tooling also declined by $0.7 million from the same period one year ago. The prior year included the sale of the LaPorte, Indiana manufacturing facility as part of the restructuring program announced in fiscal 2002.

The provision for income taxes in the current quarter was $11.2 million compared to last years' third quarter expense of $5.8 million. The effective tax rate of 37.2% represents an increase of 5.0 percentage points from the prior year. The increase results primarily from the following: higher state income taxes and foreign tax rate differential.

Net earnings for the quarter of $18.9 million, or $0.56 basic earnings per share and $0.55 diluted earnings per share were up when compared to last year's third quarter net earnings of $12.3 million, or $0.36 basic and diluted earnings per share. Return on shareholders' equity through the third quarter of the current fiscal year was 12.1%.

Comparison of the First Nine Months of Fiscal 2005 with the First Nine Months of Fiscal 2004

Net sales for the first nine months of fiscal 2004-05 were $1,129.4 million, up 28.5% from the $878.8 million reported in the same period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, of approximately $31.6 million, when compared to the first nine months of last year.

Overall, changes in the Company's segment sales were mixed for the first nine months of the year. In the Original Equipment segment, net sales grew by 48.2%. Sales increases were seen in all markets served by the segment. The current year includes four months of revenues from new Modine Asia acquisitions, or approximately 40% of the segments overall increase. The largest improvement in existing markets was recorded in the truck market as a result of new product launches in the second half of last year. The heavy-duty and industrial market also recorded strong improvements followed by a small increase in the automotive market. The European Operations segment net sales increased by 29.1% from year-ago levels. Both the European automotive and heavy-duty markets reported sale volume increases in addition to the favorable currency translation impact of $29.0 million recorded in the first nine months of the year. The Distributed Products segment sales weakened by 3.4%. Reduced Aftermarket revenues were the major contributor to the decline from the same period one year ago. The Aftermarket business continues to experience negative sales impact associated with the increasing competition in the markets served. In addition, cooler summer weather in the United States and the effects of the hurricane season in the southeast portion of the United States were significant factors contributing to disappointing sales in the first nine months of fiscal 2005. Partially offsetting the Aftermarket declines were stronger coil sales in the commercial HVAC&R business. The electronics cooling business also experienced lower sales in the first nine-months of fiscal 2005 as the division undertook a plant restructuring initiative and the ramp-up of manufacturing operations for new business in Taiwan.

Gross profit of 23.1% was down 0.4 percentage points when compared with the first nine months of the previous year. An increase in material costs, as a percentage of sales, was the largest driver in the reduction in gross profit. Rising commodity market prices, which are calculated and passed through when possible to original equipment customers on a delayed basis, once again negatively impacted the material content as a percentage of sales. As a percentage of sales, labor declined slightly while manufacturing overhead improved from the prior year results which included additional program launch costs and a program scope change. Gross profits, in dollars, grew in the Original Equipment, European Operations, and Distributed Products segments by 41%, 39% and 1%, respectively.

Selling, general and administrative expenses of $193.4 million, or 17.1% of sales, decreased 2.6 percentage points when compared to the first nine months of last year. Selling, general and administrative expenses, in absolute dollars, grew by $19.8 million. The inclusion of four months of operating results for the new Modine Asia acquisitions accounted for $5.4 million, or 27% of the increase. The impact of currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, contributed to approximately 18%, or $3.5 million, of the overall dollar increase. The largest items contributing to the remaining increase were wages and other compensation, depreciation expenses and higher professional and other contract services.

Restructuring charges of $1.0 million were recorded during the first nine months related to the previously announced closure of the Guaymas, Mexico facility in the Company's electronics cooling business. The closure is the result of a shift in customer sourcing and overcapacity in North American operations for the electronic cooling market. The charges recorded during the current year include $0.7 million for a lease buyout agreement and severance costs of $0.3 million.

Operating income of $66.6 million, or 5.9% of sales, was up 2.2 percentage points as a percentage of sales, from $32.8 million, or 3.7% of sales, in the first nine months of the previous year. The Original Equipment segment's operating income increased 54.5% to $65.9 million from $42.7 million one year ago. Current year results were positively impacted by new business programs, general industrial and agricultural market recoveries and operational improvements and cost reductions. The European Operations segment's operating income increased 45.5% to $46.8 million from $32.1 million one year ago. Major influences were higher sales volumes in both the automotive and heavy-duty markets along with the stronger euro in relation to the dollar. The Distributed Products segment's operating loss increased to a loss of $1.1 million from a loss of $0.1 million one year ago. The Company continues to experience weakness in the aftermarket business, due in part, to weather related factors encountered this summer which were partially offset by a stronger year-over-year performance in the electronics cooling business as the results of cost-containment programs, acceleration of new business in Taiwan and plant restructuring initiatives during the year. Included in the electronic cooling results were $2.1 million restructuring charges and other closure costs which negatively impacted operating income for the segment in the current year.

Interest expense increased $0.4 million, or just over 10% from the same nine month-period one year ago. The increase in interest expense is mainly due to increased borrowings to fund, in part, the acquisition of ACC, debt assumed as part of the acquisition and short-term borrowing recorded by the new South Korean subsidiary.

Net non-operating income increased by $1.0 million from the same nine-month period one year ago. Equity earnings of non-consolidated affiliates were up $2.4 million due primarily to the strong operating performance of the Company's Brazilian joint venture, while smaller improvements were recognized by the Company's other joint ventures. Gains on foreign currency transactions were up $0.8 million from the first nine months of fiscal 2005. The gains were derived predominantly from unhedged inter-company loans. The Company currently has an inter-company loan denominated in euros with the Company's wholly owned Hungarian subsidiary and an inter-company loan denominated in Korean won with the Company's wholly owned Korea subsidiary. Royalty income has declined $0.9 million from the same nine-month period one year ago. Profits recorded on the sale of property, equipment and tooling also declined by $1.2 million from the same period one year ago. The prior year included the sale of the LaPorte, Indiana manufacturing facility as part of the restructuring program announced in fiscal 2002.

The provision for income taxes in the first nine months was $29.3 million compared to last year's first nine months' expense of $13.8 million. The effective tax rate of 38.5% represents an increase of 5.3 percentage points from the prior year. The increase stems primarily from the following: foreign earnings repatriation, foreign tax rate differential, and higher state income taxes.

Net earnings were $46.8 million or $1.38 basic earnings per share and $1.36 diluted earnings per share for the first nine months of the fiscal 2005. This compares to earnings of $27.9 million, or $0.82 basic and diluted earnings per share, for the first nine months of the prior year. Return on shareholders' equity through the third quarter of the current fiscal year was 10.1%.

Outlook for the Remainder of the Year

Management is confident that the Company will significantly exceed the original fiscal 2005 sales and earnings per share guidance provided at the start of the year. Fourth quarter results, though, may be only in-line or slightly below last year's level of 37 cents per share given the absence of a gain from plant sales recorded in fiscal 2004, as well as softening in certain economies such as Asia and the market challenges our Aftermarket business continues to face ahead of its spin off and merger with Transpro. The Company is encouraged about prospects for continued growth in earnings per share, cash flows and underlying revenues next year and will provide a more comprehensive outlook for fiscal 2006 in the year-end earnings release and conference call in early May. Among the factors that give us confidence at this early juncture are a strong line-up of new business programs and a continuation of solid demand in several of our North American and European markets. These forward-looking statements regarding sales, earnings, and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" below.

Sarbanes-Oxley Act and Other SEC Rules

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company's fiscal year ending March 31, 2005. This effort includes internal control documentation and testing of key controls under the direction of senior management. While the Company has not completed an evaluation of all deficiencies, it has not been notified that any item is considered to be either a significant deficiency or material weakness.

FINANCIAL CONDITION

Comparison between December 26, 2004 and March 31, 2004

Current assets

Cash and cash equivalents of $43.4 million decreased $19.9 million from the March 31, 2004 balance. The acquisition of the South Korean assets, the 100% equity interest in the Shanghai, China subsidiary and the 50% equity interest in the joint venture in Hefei, China of ACC, capital expenditures and dividend payments were the main uses of cash. Cash provided by operating activities, additional net borrowing in conjunction with the acquisition and the issuance of common stock, upon the exercise of options granted pursuant to employee benefit plans, were the main sources of cash during the period.

Trade receivables of $268.1 million were up $87.9 million from year-end. Excluding the impact of the recent Asian acquisitions which added $52.5 million to the trade receivables balance, the remaining $35.4 million in changes are attributable to higher sales (excluding the new acquisitions) over the previous 60 days of $7.7 million, seasonal sales programs in the HVAC&R and aftermarket divisions and timing differences in collections from major customers created by closing on the 26th of the month throughout the year and the 31st of the month at year-end along with increases due to foreign currency translation.

Inventory levels increased by $11.3 million from year-end to $147.7 million at the end of the third quarter. Excluding the impact of the acquisition which added $12.3 million to the inventory balance, the remaining changes consisted of an $8.0 million reduction in aftermarket inventories, offset by increases in the remaining operating divisions. Seasonal factors were the main item influencing the change in the Distributed Products segment, which includes the aftermarket and HVAC&R divisions. Inventory increases in the remaining operating divisions were driven by increased sales levels and rising material costs and foreign currency translation.

Deferred income taxes and other current assets increased by $4.2 million to $57.6 million from year-end. The largest item contributing to the change is $4.8 million of other current assets from the ACC acquisitions in Modine Asia. The remaining $0.6 million decrease from existing operations came from a number of categories with the largest two changes being a $2.8 million reduction in prepaid taxes and a $1.9 million increase in unbilled customer tooling.

The current ratio decreased from 2.1 to 1 to 1.5 to 1. Net working capital decreased $59.3 million to $169.8 million. The major item contributing to the overall decrease was due to the reclassification of approximately $68 million of debt from long-term to current ahead of the planned refinancing of a September 2005 note, in addition the recent acquisition of the ACC assets added $22.2 million in working capital. Excluding the reclassification of debt and the recent acquisition, the other major items contributing to the overall change were lower cash and cash equivalents, lower inventories, lower other current assets, additional debt due within a year, higher accrued expenses and other current liabilities and higher income taxes. These reductions in working capital were offset in part by higher trade receivables and lower accounts payable.

Noncurrent assets

Net property, plant and equipment, of $481.3 million increased by $83.6 million over year-end balance of $397.7 million. Included in the December consolidated balance sheet were $74.0 million from the operations acquired from ACC in the period. Capital expenditures along with the foreign currency translation were higher than depreciation and retirements for the remaining operations. Outstanding commitments for capital expenditures were $24.5 million at December 26, 2004. More than 60% of the commitments relate to Modine's European operations. These commitments include tooling and equipment purchases for new programs, improvements in manufacturing processes in both North America and Europe and the future installation of SAP ERP software. The outstanding commitments will be financed through a combination of funds generated from operations and third-party borrowing as required.

Investments in unconsolidated affiliates of $35.4 million increased by $7.3 million from year-end. Equity earnings of affiliates were $4.1 million for the first nine months of fiscal 2005 as Radiadores Visconde, the Company's joint venture in Brazil, continued to produce strong operating results. Offsetting the earnings recorded in the first nine months were dividends received from Radiadores Visconde of $0.7 million. On October 22, 2004, Modine completed the acquisition from WinniaMando of the 50% equity interest in a joint venture in Hefei, China for $2.2 million. In addition, net favorable currency translation of $1.8 million was recorded since the end of the year.

Goodwill increased by $0.8 million to $33.4 million. This increase consisted of $0.8 million originating from the Modine Asia ACC acquisitions. Intangible assets declined by $0.5 million, which was primarily caused by a reduction in the noncurrent pension liability due to the recognition of a pension curtailment change in the first quarter. The remaining reduction is related to amortization expense recorded in the first nine months of the current year offset in part by a non-compete agreement recorded during the third quarter.

Deferred charges and other noncurrent assets increased by $0.8 million. Excluding the impact of the ACC acquisition which added $1.2 million to the balance, the largest factor influencing the remaining $0.4 million decrease was the result of continuing recognition of a change in deferred pension assets.

Current Liabilities

Accounts payable and other current liabilities of $247.0 million were $58.1 million higher than in March 2004. Excluding the impact of the Modine Asia acquisitions, which added $47.0 million in current liabilities to the balance sheet at December 26, 2004, the remaining $11.1 million increase was due to normal timing differences in the level of operating activity and the impact of exchange rates on foreign currency balances, primarily the stronger euro in comparison to the dollar. Accrued income taxes increased $11.0 million, primarily from improved profits and timing differences in making estimated payments.

Debt

Total outstanding debt increased $40.0 million to $127.9 million from the March 2004 balance of $87.9 million. The change in short-term debt accounted for $1.1 million of the total increase arising from borrowing on the Korean lines of credit. Domestic long-term debt increased $47.1 million mainly due to the utilization of existing credit lines to finance the ACC acquisitions. International long-term debt decreased $8.2 million during the period. Debt from the acquired Korean operations of $2.7 million was offset by a decrease of $10.9 million in Europe that consisted of $12.4 million in scheduled and discretionary payments and a $1.5 million increase in the dollar value of euro denominated loans.

Consolidated available lines of credit increased $56.7 million to $191.0 million during the quarter. An additional $75.0 million is available on the credit line revolver, subject to lenders' approval, bringing the total available up to $266.0 million. Domestically, Modine's unused lines of credit decreased $48.0 million to $159.0 million, due to the new five-year credit facility the Company entered into on October 27, 2004. Foreign unused lines of credit, which include $18.0 million of available credit lines in South Korea, were $32.0 million. At the end of the third quarter of fiscal 2005, total debt-to-capital (capital = total debt + shareholders equity) was 16.6% compared with 13.0% at the end of fiscal 2004.

On October 27, 2004, the Company amended and restated its $150 million multi-currency revolving credit facility, which was due to expire in April 2005. The new facility extended the term for five years, expiring in October 2009 and increased the facility to $200 million, with a customary accordion feature that allows for an additional $75 million of borrowing capacity. For further details, see Note 12 in the accompanying notes to financial statements.

Shareholders' Equity

Total shareholders' equity increased from year-end by $58.2 million to a total of $644.8 million. Retained earnings increased by $30.8 million. The additions to retained earnings included $46.8 million in net earnings reported year-to-date, offset in part by $16.0 million in dividend payments. Net favorable foreign currency translation of $19.3 million was recorded in the period. The largest portion of the change resulted from the dollar weakening against the euro and Korean won while other less significant changes occurred in other foreign currencies. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $9.2 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and restricted stock grants. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises. Treasury stock purchases in the period were $1.0 million and represented shares purchased by the Company in connection with stock options and restricted stock activity.

Liquidity

Operating cash flow for the quarter and nine-months ended December 26, 2004 were $57.0 million and $88.6 million, respectively, compared to $40.9 million and $88.1 million one year ago for the same periods, respectively. The differences for the quarter were mainly the result of higher net earnings adjusted for non-cash items offset in part by a larger increase in accounts receivable this year, due to a 35% year-over-year increase in third quarter sales, which included the first full quarter of operations from Modine Asia as a result of the ACC acquisitions, and a decrease in accounts payable versus an increase in the same period last year. Strong operating cash flow in the quarter enabled the Company to pay down debt by $22.5 million and increase its cash balance by $15.7 million. In addition, the Company announced a 6.6% increase in the Company's annual common stock dividend rate to 65 cents per share from 61 cents per share which began effective with the dividend paid on December 2, 2004.

Due to the reclassification of approximately $68 million of debt ahead of the planned refinancing of a September 2005 note, working capital at the close of the third quarter fell sharply to $169.8 million from $229.7 million at the end of the second quarter and $229.1 million at fiscal 2004 year-end. The Company does not anticipate any liquidity issues arising from this planned refinancing. Compared with the prior year, inventory turns increased from 7.6 to 8.7 and days sales outstanding increased to 56 days from 51 days, with both increases essentially driven by the addition of the customer base from the ACC acquisition.

The Company expects cash flows to remain strong in the current fiscal year and to meet its future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. The Company expects to make scheduled and discretionary debt repayments in fiscal 2005 with internally generated funds. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

On October 27, 2004, Modine amended and restated its $150 million multi-currency revolving credit facility, which was to expire in April 2005. The new facility extended the term for five years, expiring in October 2009, and increased the facility to $200 million, with an increase in a customary accordion feature from $50 million to $75 million in additional borrowing capability. Based on the Company's strong balance sheet, improved financial position and the favorable bank market, the new facility has a lower cost, is unsecured and has fewer restrictive covenants.

With this increase in the credit facility and strong operating cash flows, management believes it is positioned to provide the necessary financial resources to take advantage of additional potential strategic business opportunities that may arise in the near future.

Environmental

Please see Footnote 17 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, South Korea, China and throughout Europe. It also has equity investments in companies located in France, Japan, Brazil and China (effective with the acquisition on October 22, 2004). Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and are also exposed, as the result of the acquisitions made in the second quarter, to the change between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable currency translation adjustments recorded for the nine months ended December 26, 2004 and for the twelve months ended March 31, 2004 were $19.3 million and $28.5 million, respectively. As of December 26, 2004 and March 31, 2004, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $92.3 million and $73.7 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $9.2 million and $7.4 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	December 26, 2004
	Expected Maturity Date
Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (euro)	$6,356	$69,298	$1,507	$1,507	$1,508	-	$80,176
Average interest rate	5.65%	5.39%	3.93%	3.93%	3.93%	-
Fixed rate (won)	$22	$72	$117	$135	$154	$2,152	$2,652
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. These loans are not hedged at December 26, 2004 and, as such, are exposed to transactional currency risk. At December 26, 2004, the Company has a 43.1 billion won or, $41.1 million dollar, 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC. The potential loss from a hypothetical 10% change in the exchange rates between the Korean won and the dollar could result in an adverse or favorable currency transaction gain/(loss) of approximately $4.11 million dollars. For the three and nine months ended December 26, 2004, the Company had recorded $3.6 million and $4.0 million, respectively, in currency transaction gains in "other income" from the date of the initial loan in August 2004. The Company is currently investigating potential alternatives to mitigate this foreign currency exposure. Similarly, the Company's wholly owned German subsidiary, Modine Holding GmbH, has an 11.1 million euro, or $14.8 million dollars, on-demand loan to its wholly owned subsidiary, Modine Hungaria Kft., at December 26, 2004. The potential loss from a hypothetical 10% change in exchange rates between the euro and the Hungarian forint, assuming a stable exchange rate between the euro and the dollar, could result in an adverse or favorable currency transaction gain/(loss) of approximately $1.48 million dollars. For the three months ended December 26, 2004 and 2003, the Company recorded in "other income/(expense)" transaction (losses)/gains of ($0.4) million and $0.4 million, respectively. For the nine months ended December 26, 2004 and 2003, transaction (losses)/gains recorded were ($1.3) million and $1.4 million, respectively.

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

	December 26, 2004
	Expected Maturity Date
Long-term debt in ($000's)	F2005	F2006	F2007	F2008	F2009	Thereafter	Total
Fixed rate (euro)	$6,356	$69,298	$1,507	$1,507	$1,508	-	$80,176
Average interest rate	5.65%	5.39%	3.93%	3.93%	3.93%	-
Fixed rate (won)	$22	$72	$117	$135	$154	$2,152	$2,652
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Variable rate ($)	-	-	-	$3,000	-	$41,000	$44,000
Average interest rate	-	-	-	3.24%	-	4.67%

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 60% of the trade receivables balance at December 26, 2004 was concentrated in the Company's top ten customers. Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $19.2 million investment in its 50%-owned joint venture. During the first nine months of Modine's fiscal 2005, the Brazilian Real strengthened against the dollar by 6%. The Company is focusing more intently on conditions in Asia as we continue to integrate the asset acquisition of ACC, which brought to the Company new operations in South Korea and China. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments. Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation (EGR), CO2, and fuel cell technology. Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance and Modine's ability to meet the demands of its customers as these markets emerge.

The upturn in the economy is putting production pressure on certain of the Company's suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers. In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part. In many instances, the Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

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

In particular, the Company continues to experience negative impact associated with the highly competitive automotive aftermarket, and the recovering electronics cooling market. With respect to the aftermarket, the Company believes this risk is exacerbated by the proliferation of competitors and on-going changes in the traditional distribution channels. We have lessened the impact of this economic risk by implementing appropriate operational initiatives. The Company has entered into agreements with Transpro, Inc. pursuant to which the Company will spin off its aftermarket business and merge it into Transpro.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. Other than as mentioned above, the Company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company does maintain agreements with certain original equipment customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. As of the end of the period covered by this quarterly report on Form 10-Q, the Company, through its established Disclosure Committee, which is made up of several key management employees, carried out an evaluation, at the direction of the General Counsel and with the participation of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic SEC filings.

Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act).

The Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that take effect for the Company's fiscal year ending March 31, 2005. This effort includes internal control documentation and testing under the direction of senior management. The Company is moving from the process documentation phase to the testing phase of its program, and expects to confirm the validity of any potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. The Company has established a series of procedures to remediate any potential identified deficiencies in the internal control design effectiveness and operating effectiveness of its key controls. To ensure that the Company addresses these issues thoroughly, effectively, and timely, the Company has supplemented its internal project team with the services of several outside specialists. Management routinely reviews potential internal control issues and the status of its compliance efforts with the Company's Audit Committee.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following describes the purchases of Common Stock during the Company's third quarter of fiscal year 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Value of Shares that May Yet be Purchased under the Plans or Programs
September 27, 2004 through October 26, 2004	0	0	0	(4)
October 27, 2004 through November 26, 2004	793 (1)(2) 2,635 (2)	$28.51	0	(4)
November 27, 2004 through December 26, 2004	32 (1) 13,202 (2)	$28.50	0	(4)
Total	16,662 (1)(2)(3)	$28.53	0	(4)

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

(2)  During the third quarter, the Company issued shares of restricted stock to certain employees as performance based awards in accordance with the 2002 Incentive Compensation Plan. These shares were not subject to the vesting requirements described in footnote (1) above. Seven recipients of these restricted stock awards sold to the Company, in the aggregate, the number of shares indicated to satisfy the individuals' income tax withholding obligation.

(3)  Use of previously owned shares as consideration for exercise of stock options.

(4)  The Company cannot determine the number of shares that will be turned back to the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described in footnote 1 above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 243,230, with a value of $7,802,818 at February 2, 2005. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years.

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

Exhibit 4(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2002

4(d)	Amended and Restated Credit Agreement dated October 27, 2004		X

31(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99(a)	Important Factors and Assumptions Regarding Forward-Looking Statements.		X

(b)     Reports on Form 8-K:

The Company filed 7 reports on Form 8-K during the period covered by this report, described as follows:

1.	October 27, 2004, announcing the entering into an Amended and Restated Credit Agreement with Bank One.
2.

October 29, 2004, announcing the entering into a Letter of Intent with Transpro, Inc. to merge Modine's Aftermarket business with Transpro, Inc. and the sale by Transpro, Inc. of its heavy duty original equipment business to Modine.

3.	December 16, 2004, announcing the extension of the letter of intent with Transpro, Inc.
4.	January 17, 2005, announcing a subsequent extension of the letter of intent with Transpro, Inc.
5.	January 19, 2005, announcing a quarterly dividend.
6.	January 19, 2005, announcing the financial results for the quarter ended December 26, 2004.
7.

January 31, 2005, announcing the entering into a Merger Agreement and OEM Acquisition Agreement with Transpro, Inc. to merge Modine's Aftermarket business into Transpro, Inc. and the sale by Transpro, Inc. of its heavy duty original equipment business to Modine.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/B. C. Richardson
B. C. Richardson, Vice President, Finance
and Chief Financial Officer

By: /s/D. R. Zakos
D. R. Zakos, Vice President, General
Counsel and Secretary

Date: February 4, 2005