Form 10-K
period 2005-03-31
MODINE MANUFACTURING CO
filed 2005-06-14
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[✓]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-0482000 (I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin (Address of principal executive offices)	53403 (Zip Code)

Registrant's telephone number, including area code (262) 636-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $0.625 par value	Name of Each Exchange on Which Each Class is Registered New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [✓]      No [  ]

Approximately 63% of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $644,283,285 based on the market price of $29.00 per share on September 26, 2004, the last day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $0.625 par value, was 35,108,845 at June 13, 2005.

An Exhibit index appears at pages 26-29 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Annual Report to Shareholders for the fiscal year ended March 31, 2005	Part I of Form 10-K (Items 1 and 3)

Part II of Form 10-K (Items 6, 7, 7A, 8)

Part IV of Form 10-K (Item 15)

2005 Proxy Statement dated June 15, 2005	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

TABLE OF CONTENTS
MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2005

Page

Part I
Item 1 Business	4-17

Item 2 Properties	17-18

Item 3 Legal Proceedings	18-19

Item 4 Submission of Matters To A Vote of Security Holders Executive Officers of the Registrant	19 19-20

Part II
Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20-21

Item 6 Selected Financial Data	22

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A Quantitative and Qualitative Disclosures about Market Risk	23

Item 8 Financial Statements and Supplementary Data	23

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23
Item 9A Controls and Procedures	23-24
Item 9B Other Information Part III	24
Item 10 Directors and Executive Officers of the Registrant	24-25

Item 11 Executive Compensation	25
Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	25

Item 13 Certain Relationships and Related Transactions	25

Item 14 Principal Accounting Fees and Services	25

Part IV
Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures Financial Statements Financial Statement Schedules Consent of Independent Accountants Exhibit Index	25-29 30

PART I

ITEM 1.   BUSINESS.

Business and Products

Modine is a global leader in thermal management technology, serving the vehicular, industrial, commercial, electronic and building HVAC (heating, ventilating, and air conditioning) markets. Modine develops, manufactures, and markets thermal management products, components and systems for use in various OEM (original equipment manufacturer) applications and for sale to the automotive aftermarket (as replacement parts) and to a wide array of building and other commercial markets. Our primary customers are:

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
- Independent warehouse distributors;
- Mass merchandisers; and
- National accounts.

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine. Mr. Modine’s “Spirex” radiators became standard equipment on the famous Ford Model T. When he died at the age of 95, A.B. Modine had been granted a total of 120 US patents for heat transfer innovation. This standard of innovation remains the cornerstone of Modine.

Terms; Year References

When we use the terms “Modine,”“we,”“us,”“Company,” or “our” in this report, unless the context requires otherwise, we are referring to Modine Manufacturing Company and its subsidiaries. Our fiscal year ends on March 31. All references to a particular year mean the fiscal year ended March 31 of that year, unless indicated otherwise.
Business Strategy

Modine focuses on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers. We are committed to enhancing our presence around the world and serving our customers where they are located. We want to continue to create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal problems. We do this by focusing on our four corporate priorities set forth below:

Improving Profitability and Returns. Modine’s strategy for improved profitability is grounded in enhancing our diversified market and customer base, offering differentiated products and services, and partnering with customers on global OEM platforms. Modine’s top four customers are in three different markets - automotive, truck and off-highway - and its ten largest customers accounted for approximately 55% of the Company’s fiscal 2005 sales. In fiscal 2005, including exports from domestic businesses, 52% of total revenues were generated from sales to customers outside of the US. Net sales generated by Modine’s international operations were 46% of total revenues, and exports from the US were 6% of revenues.

During fiscal 2005, the Company achieved record financial results in sales and cash flow and continued positive momentum while focusing on enhancing capital performance and asset utilization. Net earnings increased 52% to $61.7 million, or $1.79 per fully diluted share, compared with $40.4 million, or $1.19 per fully diluted share, in fiscal 2004. Fiscal 2005 sales reached a record $1,543.9 million, a 29% improvement versus $1,199.8 million one year ago, while income from operations of $85.0 million jumped from $50.1 million, generating increased operating margins of 5.5% compared with 4.2% in fiscal 2004. Record operating cash flow for fiscal 2005 was $155.7 million, the 5th consecutive year above $100 million and a 43% increase versus the prior year. The Company targets a return on average capital employed (ROACE)** of 11% to 12% through the cycle and we achieved a 9.1% ROACE in fiscal 2005.

We continue to focus on increasing return on our average capital employed, reflecting our Value Based Management (VBM) strategy. Through VBM, capital is allocated to each business unit based on performance, and that performance is evaluated against a risk-adjusted target rate of return. All business units are measured using specific performance standards and they all must earn the right to grow through their performance. This focus also allows us to identify underperforming business units, and to pursue opportunities that will contribute to our earnings and returns. Over the last two years, by increasing our return on sales from 3.4% to 4.0% and using assets more efficiently to generate sales, we have ensured a better return on capital. We continue to take actions to enhance these returns into the future.

Maintaining Our Financial Stability. The Company maintains a total debt to capital ratio below 40% while searching for accretive acquisitions and partnerships. Our focus on capital management and ability to generate strong cash flows allowed us to continue to pay down existing debt while financing new acquisitions. Our total debt to capital (total debt plus shareholders' equity) ratio increased slightly to 13.8%, compared with 13.0% at the end of fiscal 2004 and significantly down from end of fiscal 2001 when it was 26%. During fiscal 2005 debt increased slightly to finance the recent acquisitions while operating cash flow increased to a record $155.7 million over the prior year of $109.2 million.

Modine’s days sales outstanding improved over the past four years, decreasing from 57 days at the end of fiscal 2001 to 54 days at the end of fiscal 2005. Fiscal 2005 acquisitions in Asia added 5 days to the total company calculation; excluding these acquisitions, the total company days sales outstanding would have remained at 49 days similar to the end of fiscal 2004. New manufacturing technologies such as our just-in-time and just-in-sequence production processes have assisted in allowing us to increase inventory turns to 8.8 turns in fiscal 2004 from 7.3 turns one year ago and 5.2 turns at the end of fiscal 2001. Improvements in inventory turns were assisted by the fiscal 2005 acquisitions, but improvements also occurred in the core businesses.

On May 18, 2005, the Company announced a repurchase of up to 5% of its outstanding common stock over the next 18 months as well as the indefinite buyback of additional shares to attempt to offset any dilution from Modine’s incentive stock plans. The dual stock repurchase programs are a part of the Company’s goal of delivering the best possible return to its shareholders.

In addition, on May 18, 2005, we announced another increase in the Company’s annual common stock dividend. The Modine Board increased the annual dividend by 7.7% to $0.70 per share from $0.65 per share, the third increase in 12 months after dividend increases of 6.6% in October 2004 and 10.9% in May 2004. The higher dividend rate is consistent with the Company’s belief that dividends are a key component of total shareholder return and our stated objective to maintain a dividend payout ratio of between 35 and 45%.
________
**Definition - Return on average capital employed (ROACE) is the sum of net earnings and adding back after-tax interest (interest expense less the tax benefit at the total company effective tax rate), divided by the average, total debt plus shareholders’ equity. This is a financial measure of the profit generated on the total capital invested in the Company before any interest expenses payable to lenders, net of any tax effect.

Management discussion concerning the use of the financial measure - ROACE:

Return on average capital employed is not a measure derived under generally accepted accounting principles (GAAP) and should not be considered as a substitute for any measure derived in accordance with GAAP. Management believes that return on capital employed provides investors with helpful supplemental information about the Company’s performance, ability to provide an acceptable return on all the capital utilized by the Company, and ability to fund growth. This measure may also be inconsistent with similar measures presented by other companies.  Developing New Products and Technologies. We are also focusing on the most promising new markets and new products. As a result, our investment in research and development (R&D) has increased at an average annual rate of approximately 9% since fiscal 2000. R&D is an investment that pays off with technologies for our core markets, such as exhaust gas recirculation (EGR) coolers. It's also an investment in our future, as our work with CO2, fuel cell technologies and aluminum radiators demonstrates. Federal emissions regulations are tightening fast and the time limits being set require that we react quickly. Modine is a leader in EGR cooler technology and we have developed solutions that allow our customers to meet ever more strict government standards efficiently. Forthcoming regulations will require even more advanced technology, but through our proactive R&D, we are developing new technologies to keep our customers within federal and international guidelines and regulations well into the future. In addition, our electronics cooling business competes as a leading supplier in the electronics-cooling market, by designing, manufacturing and distributing thermal-management solutions for microprocessors and electronics applications in the computer, telecommunications, networking, and power-semiconductor markets.

We have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art technical centers. All of these are critical to our strategy of generating growth through technological leadership. Our new wind tunnel, technical center and administration buildings in Bonlanden, Germany and wind tunnel and technical center in Asan City, Korea ensure better ongoing service for our global customers.

Making Strategic Planning Decisions and Pursuing Strategic Acquisitions. From a growth perspective, we are seeking creative opportunities to extend our core thermal management strengths into new applications and high-growth markets. We examine market opportunities for complementary products in our existing markets as we evaluate potential acquisitions.

In pursuit of these goals, on July 31, 2004, the Company (through a new wholly owned Korean subsidiary) acquired the South Korean assets of the Automotive Climate Control Division business (ACC Division) of WiniaMando Inc. headquartered in South Korea for approximately $78.9 million in cash. On September 16, 2004, Modine completed the acquisition of the ACC Division’s assets in Shanghai, China for approximately $4.4 million in cash. The former ACC Division businesses design and manufacture heating, ventilating, and air conditioning systems for commercial vehicles, trucks, buses, and trains as well as other heat transfer components, such as oil coolers and charge air coolers. We employ nearly 700 people and own a state-of-the-art wind tunnel, research center and manufacturing plant in Asan City, South Korea and a facility in Shanghai, China.  Modine’s operating results for 2005 include the former ACC Division from the date of acquisition. These businesses are included in the Original Equipment segment with a one month delay.

On October 22, 2004, Modine completed the acquisition of the ACC Division’s 50% interest in the Anhui Jianghuai Climate Control Co., Ltd. Joint Venture located in Hefei, China for approximately $2.2 million in cash. Modine’s Chinese joint venture partner is Anhui Huijin Investment Co., Ltd. Modine’s operating results for 2005 include this joint venture, which is reported with a one month delay under “Other Items Not Allocated to Segments.”

On October 29, 2004, the Company announced the proposed spin off of its Aftermarket business to its shareholders on a debt-free and tax-free basis and immediate merger of that business into Transpro, Inc. (AMEX: TPR). After a comprehensive review of the global aftermarket, we determined that our focus needs to be on our OEM customers. Both the OEM and aftermarket vehicle components businesses are extremely competitive, characterized in large part by globalization, margin pressure and consolidation into increasingly larger participants, as well as movement by participants toward a focus on either the OEM or the Aftermarket segment, but not both. Following the proposed transactions, Modine’s shareholders will own approximately 52% of the combined company’s common stock on a fully diluted basis, as well as retaining their Modine shares, and Transpro’s shareholders will own the remaining 48%. The closing of the proposed transaction is expected to occur early in the third quarter of calendar 2005, subject to customary conditions, including the approval of the merger by the shareholders of Transpro. Modine is working to classify its Aftermarket business as a discontinued operation in the quarter in which the transaction closes. At that time, Modine will record a non-cash, pre-tax charge of approximately $40-55 million to reflect the difference between the value Modine shareholders receive in the combined company, a function of the stock price of Transpro at the time of the closing, and the asset carrying value of Modine’s Aftermarket business.
Modine’s Aftermarket business is reported in the Distributed Products segment.

In connection with the proposed transactions described above with Transpro, on March 1, 2005, Modine acquired Transpro’s subsidiary, G&O Manufacturing Company, Inc. (now known as Modine Jackson, Inc.), which conducted Transpro’s heavy-duty OEM business (aluminum charge air coolers and copper/brass radiators for the heavy duty truck, military, motor home, specialty truck, bus and power generation industries) in Jackson, Mississippi for $16.6 million in cash. G&O Manufacturing had calendar 2004 sales of approximately $50 million. This acquisition supports the premise for the proposed transactions with Transpro, which is the focus of Modine on OEM business and that of Transpro on the Aftermarket. The acquisition was immediately accretive to earnings and offers synergies and expansion opportunities over time. Modine’s operating results for 2005 include Modine Jackson, Inc. from the date of acquisition. This business is included in the Original Equipment segment.

On May 3, 2005, we acquired Airedale International Air Conditioning Limited, a privately held manufacturer of specialty air conditioning systems with headquarters in Leeds, England for approximately $38 million in cash. Founded in 1974 with calendar 2004 revenues of approximately $75 million, Airedale focuses on specialty, low-volume and value-added products and premium services for select, non-residential markets. The acquisition of Airedale nearly doubles the size of Modine’s HVAC business. Airedale products are sold to installers, contractors and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing. Products include close control units for precise temperature and humidity control applications; chiller units and condensing units; comfort products; and equipment service and controls. Airedale has approximately 450 employees and production facilities in Leeds, England, which includes a product development lab and testing center; Bensalem, Pennsylvania; Johannesburg, South Africa; and Zhongshan, China. Modine’s operating results for 2005 do not include Airedale. This business is included in the Distributed Products segment commencing on the date of the acquisition.

Business Segments

As of March 31, 2005, our operations were organized on the basis of market categories or geographical responsibility, as follows:

Original Equipment, which provides heat-transfer products, generally from business units in North America and Asia to OEMs of on-highway and off-highway vehicles, as well as to industrial and commercial equipment manufacturers, located primarily in North America.

European Operations, which provides heat-transfer products primarily to European OEMs of on-highway and off-highway vehicles and industrial equipment manufacturers.

Distributed Products, which provides heat-transfer products primarily for the North American and European vehicular replacement markets from business units located in North America and Europe, and the North American commercial HVAC and refrigeration market from business units located in North America as well as electronics cooling products for the computer and telecommunications equipment markets in North America, Europe, and Asia from business units in those three areas.

The Company has assigned specific businesses to a segment based principally on these defined markets and their geographical locations. Each Modine segment is managed at the Group Vice President level and has separate financial results reviewed by its chief operating decision makers.

The Company's three reportable segments offer a broad line of products that can be categorized generally as follows:

	2005	2004	2003

Modules/Packages*	32%	27%	28%
Radiators & Radiator Cores	17%	22%	26%
Oil Coolers	14%	15%	15%
Charge-Air Coolers	11%	10%	9%
EGR Coolers	9%	6%	2%
Vehicular Air Conditioning	6%	7%	7%
Building HVAC	5%	6%	6%
Miscellaneous	4%	4%	4%
Electronics	2%	3%	3%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The Company also competes for business with parts manufacturing affiliates of some of our customers. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the US, faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to compete more effectively with lower-cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, lower tax rates and other factors. In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate directly and more substantially in research and development, design, and validation responsibilities. That has resulted from and should continue to result in stronger customer relationships and more partnership opportunities for the Company.

The competitive landscape for Modine's core heat transfer products continues to change. We face increased competitive challenges from existing companies and the threat of new, low cost competitors (specifically from China) continues to exist.

Original Equipment and European Operations Segments

The continuing globalization of the Company's OE customer base has led to the necessity of viewing our competitors on a global basis. In addition, the Company's customers are putting more and more pressure on their suppliers to lower prices, and are putting increasing emphasis on price in the quoting process.

The Company's traditional competitors, Behr, Denso, and Valeo, have a world-wide presence. Furthermore, the Company faces a new form of competition as these companies expand their product offering; migrating from suppliers of components to suppliers of complete integrated systems. Some OEMs have embraced this move, and awarded contracts based on the ability to provide integrated systems.

Specifically, these segments are composed of the following business units:

Truck

Products - Engine cooling modules (radiators - aluminum and copper/brass; charge-air-coolers - aluminum; fan shrouds; and surge tanks); HVAC system modules (condensers - integrated parallel flow condensers, parallel flow, round-tube plate-fin; evaporators - serpentine, parallel flow, round-tube plate-fin; and heater cores - serpentine, round-tube plate-fin); oil coolers (transmission oil coolers - aluminum, parallel flow, round-tube plate-fin; brazed plate oil cooler; power steering coolers - aluminum, parallel flow, round-tube plate-fin, brazed plate oil cooler) and fuel coolers

Customers - Class 3-4, 5-7 and 8 truck and bus manufacturers

Market Overview - We have witnessed strong growth in the US, Europe, Asia, and South America with broad customer and market consolidation, which we expect to continue. Other trends influencing the market include system suppliers becoming more vertically integrated, development costs increasing, and distribution methods and dynamics changing. OEMs have greater support expectations at lower prices and require high tech/low cost solutions for their thermal management needs. In general, the customers have a deflationary price approach.

Primary Competitors - Behr, Bergstrom, Delphi, Denso, Red Dot, Valeo, Visteon

Automotive

Products - power train cooling (engine cooling modules; radiators; condensers; charge-air-coolers; auxiliary cooling (power steering coolers and transmission oil coolers)); on-engine cooling (EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers and intake air cooler); passenger thermal management (HVAC).

Customers - automobile and light truck manufacturers

Market Overview - Modine is a niche player in North America, Europe and Asia with sales moderately diversified from a global perspective but dependent on a few major regional suppliers. North America growth is relatively flat with several factors (overcapacity by the Big 3 and under capacity by new domestics) leading to market consolidation and price pressures. OEMs are shifting more development and commercial responsibilities to Tier 1 suppliers with a unique North America trend toward front end modules and cockpit modules. Production in Europe is expected to grow 2% over the next four years with the majority of growth coming from Asian new domestics investing in local production. The European OEMs are experiencing similar market share losses, thus creating further cost pressure. Incremental or replacement business is awarded based upon price reductions on current business.

Primary Competitors - Behr, Delphi, Denso, Doowon CC, Halla, TOYO, Samsung, Showa, Valeo and Visteon.

Off-Highway

Products - engine cooling modules (radiators - aluminum and copper-brass; charge-air-coolers - aluminum; fan shrouds; and surge tanks); HVAC system modules; and oil coolers (transmission oil coolers - aluminum, parallel flow, round-tube plate-fin; brazed plate oil cooler; power steering coolers - aluminum, parallel flow, round-tube plate-fin, brazed plate oil cooler; and engine oil coolers)

Customers - Construction and agricultural equipment manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview -Market trends in North America and Europe include late customer source selection and an emphasis on low cost country sourcing. Additionally, fixed emissions regulations and timelines are driving the advanced product development in both of these markets. OEMs are rapidly expanding into Asia and have a strong desire for suppliers to follow and localize production. Modine is recognized as having strong technical support and product breadth. Customer expectations are increasing, especially year over year cost reductions and more sophisticated warranty recovery programs.

Primary Competitors - Adams Thermal Systems Inc., AKG, Delphi, Denso, Honeywell Thermal, ThermaSys, Toyo Radiator Co., Ltd. and Valeo

Engine Products (Partially consolidated into these segments on an allocated basis and the remainder is retained in “Corporate and Administrative Expenses.”)

Products - EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers; intake air coolers; and transmission oil coolers

Customers - engine manufacturers

Market Overview - Modine is a significant player in this business with strategic engine customers in Europe and North and South America. Fixed timeline emissions’ regulations are driving new opportunities for Modine. Additional air cooling requirements, due to increased heat loads, will require products in addition to exhaust gas recirculation coolers. Customers are looking for year over year cost reduction commitments in addition to increased global warranty expectations.

Primary Competitors - Behr, Valeo, Honeywell, TOYO and Yinlun

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

CHVAC&R

Products - unit heaters (gas-fired; hydronic; electric and oil-fired); make-up air (direct fired and indirect fired); duct furnaces (indoor and outdoor) infrared units (high intensity, low intensity and vacuum systems); and hydronic products (commercial fin-tub radiation; cabinet unit heaters; and convectors)

Customers - heating and cooling equipment manufacturers; construction contractors; and wholesalers of plumbing and heating equipment

Market Overview - CHVAC&R has strong sales in gas unit heaters and coil products. There are relatively few competitors in the North American market and both Europe and Asia present attractive opportunities. Increased ventilation recovery, higher efficiency, and alternate refrigerant products are technological trends that are influencing the market in both North America and Europe. The relocation of US and European industrial manufacturers to Asia, coupled with the rapid industrialization of China, is expected to create a growth opportunity.

Primary Competitors - Heatcraft; Sterling, Reznor, Stulz, McQuay, and Liebert Hiross.

Electronics Cooling

Products - Heat pipes, heat sinks, heat exchangers and cold plates.

Customers - Personal computer manufacturers and telecommunications, networking and power-semiconductor product manufacturers

Market Overview - Electronics Cooling is a niche supplier of heat pipes and related products. The product offering consists of heat pipes, heat sinks, heat exchangers, and cold plates for niche applications. Technical barriers to entry are high, and the large customers have few viable technical substitutes that are also commercially available. Modine is perceived to be a strong technology company with excellent engineering but with limited capacity.

Primary Competitors - YCTC, Fujikura, APW, Danatherm, E-Core and Aavid

Aftermarket

Products - complete radiators; radiator cores; heavy-duty cores and radiators; replacement heaters; charge-air-coolers and cores and air conditioning parts

Customers - radiator repair shops; wholesalers and installers of auto repair parts; and warehouse distributors

Market Overview and Competition - The vehicular aftermarket is intensely competitive. During the last five years and for two primary reasons, the traditional automotive aftermarket has experienced significant downward pricing pressure. First, improved vehicle original equipment quality and reliability have reduced the frequency of component replacements. Second, the US aftermarket distribution channels have changed. Large national retailers have grown through chains of aftermarket parts stores. Warehouse distributor companies previously were strong market participants in many regions but have declined over the past several years due to market pricing pressures and acquisitions by larger competitors. The number of traditional radiator shops has also declined as vehicle repairs are now performed by more full service repair shops.

The aftermarket faces competition from two primary sources. First, there are a number of companies with greater resources than Modine that supply radiators to the US aftermarket. Second, the number of foreign competitors supplying the US aftermarket has grown due to relatively low barriers to entry. Many of these foreign competitors are also supplying aftermarket products in Europe and Mexico. The foreign suppliers’ lower priced products exert downward pricing pressure on all channels of the market and result in excess capacity and increasing costs for aftermarket producers like Modine.

In connection with its US air conditioning parts aftermarket business, Modine faces many of the same competitive forces that apply to the radiator aftermarket business. A relatively small group of suppliers participate in the US air conditioning parts aftermarket business. Declining prices and increased competition from new foreign sources have led to dramatic changes over the past several years in the market for air conditioning compressors and other air conditioning parts such as condensers, hoses, receivers, switches, heaters and evaporators. Prices for air conditioning compressors have declined in the US aftermarket over the past several years as the supply of these compressors has shifted from remanufactured compressors to new domestic compressors, and most recently, to new foreign-manufactured compressors.

Primary Competitors - Transpro, SPI, Performance Radiator; 1-800-Radiator and numerous offshore sources

Given the market described above, among other considerations, the Company intends to spin off its Aftermarket business to its shareholders and merge the spun off company with Transpro. See the description of the proposed transaction above under the caption, “Business Strategy - Making Strategic Planning Decisions and Pursuing Strategic Acquisitions” above.

General Information About Modine’s Business

Customer Dependence

Ten customers accounted for approximately 55% of the Company's sales in the fiscal year ended March 31, 2005. These customers, listed alphabetically, were: BMW, Caterpillar, DaimlerChrysler, Fiat, Hyundai, International Truck and Engine, MAN Truck, PACCAR, Visteon and Volkswagen. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to two to three years in duration and may include built-in pricing adjustments.

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the three business units. We are located in the following countries, effective with the earlier described Airedale acquisition:

North America	Europe	South America	Africa	Asia/Pacific

Canada El Salvador Mexico United States	Austria Belgium France Germany Hungary Italy The Netherlands Poland Spain Switzerland United Kingdom	Brazil	South Africa	China Japan South Korea Taiwan

Our non-US subsidiaries and affiliates manufacture and sell a number of vehicular, industrial and electronic products similar to those produced in the US. In addition to normal business risks, operations outside the US are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and volatility and market fluctuations.

Information about business segment and geographic region regarding principal products, principal markets, methods of distribution, net sales, operating profit and assets is hereby incorporated by reference from pages 66-69 of our 2005 Annual Report to Shareholders, Note 25.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 6%, 8% and 10% for fiscal years ended in 2005, 2004 and 2003 respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings were 6%, 8% and 10% for fiscal years ended in 2005, 2004 and 2003, respectively. Royalties from foreign licensees were 4%, 9% and 5% of total earnings before the cumulative effect of accounting change and 4%, 9% and 13% as a percentage of total after-tax earnings for the last three fiscal years, respectively. Royalty income declined $2.0 million in fiscal 2005 due to a reduction in PF royalties from Japanese companies and payments in arrears received in fiscal 2004.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in the Company's 2005 Annual Report to Shareholders and is incorporated herein by reference to Note 25 on pages 65-69 therein.

Backlog of Orders

While the Company has a large backlog of orders. Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity is capable of handling the sales volumes expected in fiscal 2006.

In November 2004, the Company announced $330 million of expected net new original equipment business over the next five years. The Company is not adding any facilities to perform this new business.

Raw Materials

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that producers' supplies of these materials will be adequate through the end of fiscal year 2006. In addition, when possible, Modine has made material pass-through arrangements with its key customers. Under these arrangements, the Company can pass material cost increases and decreases to its customers. However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through.

Patents

The Company, and certain of its wholly owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine ended its 2005 fiscal year with 2,049 worldwide patents, an increase of 386 patents worldwide over the prior year, primarily due to 244 global patents connected with the ACC Division acquisition.

Research and Development

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, and the improvement of existing products, processes, and services. Research expenditures in fiscal 2005 were $32,002,000; in 2004 - $31,414,000; and in fiscal 2003 - $27,923,000. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry-, university- and government-sponsored research organizations. These consortia conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs. In addition, the Company is participating in government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contract with the United States Army for the use of CO2 technology in the HMMWV cooling system.

Environmental, Health and Safety Matters

Modine marked a significant achievement in fiscal 2005 by reaching its goal of Environmental Management System (EMS) implementation at 26 OEM manufacturing facilities. Each of these locations has now attained independent third-party certification to the internationally recognized ISO14001 standard. Employees at all levels of the organization were involved in reaching this goal which was announced in January 2002. Modine’s EMS represents a long-term strategic commitment for preventing pollution, eliminating waste and reducing environmental risks in the Company’s operations.

In fiscal 2004, Modine established a worldwide program for monitoring its environmental performance. This program is a continuation of Modine’s Waste Minimization program that dates back to 1990, and was expanded in 2004 to also include conservation of natural resources. These standardized metrics provide a baseline for the continued reduction of wastes, generation of fewer greenhouse gasses, and the introduction of more environmentally friendly production materials. In fiscal 2005, Modine recorded: a 13% decrease in water use; a 10% decrease in waste; and a 5% decrease in volatile air emissions (normalized for sales). In addition, Modine eliminated greater than 1.1 million pounds, equal to a 35% year-over-year reduction, of chemicals it has voluntarily targeted for elimination due to their potential risk to the environment. These chemicals include certain solvents and lead compounds.

Modine introduced its Energy Conservation Initiative in fiscal 2005, which challenges its manufacturing facilities world-wide to reduce energy consumption by 12% over the fiscal 2004 baseline year. The initiative not only targets on-site emissions of greenhouse gases from fuel combustion, but also extends to reducing emissions from utilities that supply Modine electricity. If successful, the Initiative will eliminate air emissions equivalent to that generated by more than 5,000 cars and result in an estimated annual savings of $2.3 million. Overall, Modine reduced its use of electricity and fuel by 11% and 13%, respectively, in fiscal 2005 (normalized for sales).

Modine's commitment to protecting the environment is also reflected in its reporting of chemical releases as monitored by the United States Environmental Protection Agency's (USEPA's) Toxic Chemical Release Inventory program. The Company's US locations decreased their reported chemical releases in seven of the past eight years, and recorded a 10% decrease from 2002 to 2003. Modine achieved a substantial 91% decline in reported chemical releases from 1996 to 2003, and has consistently performed better than the national average. Modine expects continued improvement in this area for the 2004 calendar year which will be reported shortly.

Modine accrues for environmental remediation activities relating to past operations -- including those under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), often referred to as "Superfund", and under the Resource Conservation and Recovery Act (RCRA) - when it is probable that a liability has been incurred and reasonable estimates can be made. Although there are currently no known liabilities that might have a material effect on the Company's consolidated net assets, the USEPA has designated Modine as a potentially responsible party (PRP) for remediation of five waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois), Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these five sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the US at the site. In November 2003, Modine received a General Notice of Liability from the USEPA requesting Modine's participation as a PRP for the performance of additional activities required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. Modine responded to USEPA's letter stating that it would be willing to participate as a member of a PRP group in settlement of the site remedial costs as a "micro de minimis PRP." In February 2005, the USEPA accepted the PRP Group’s Good Faith Offer to conduct or finance the Remedial Investigation/Feasibility Study at the site.

In October 2004, Modine received a Request for Information from the USEPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. The USEPA requested information pertaining to Modine's alleged contributions to this site and for any information Modine may possess relating to the site's activities. Modine responded to the USEPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine's Clinton, Tennessee location. Modine, however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine's relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs, at the end of fiscal 2005.

An obligation for remedial activities may also arise at a Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection. Two of the Company's currently owned manufacturing facilities and one formerly owned property have been identified as requiring soil and/or groundwater remediation. Environmental liabilities recorded as of March 31, 2005, 2004, and 2003 to cover the investigative work and remediation for sites in the US and The Netherlands were $1.2 million, $1.2 million, and $1.0 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities." It is unlikely these remediation efforts will have a material effect on the Company's results of operations.

Emerging environmental regulations, as well as the Company's policy continuously to improve upon its environmental management programs, will require capital equipment expenditures over the coming years. For the 2005 fiscal year, capital expenditures related to environmental projects were $0.3 million. Modine currently expects expenditures for environmentally related capital projects to be about $0.8 million in fiscal 2006.

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $2.6 million the fiscal year ending March 31, 2005. Operating expenses of some facilities may increase during fiscal year 2006 because of environmental matters, but we do not expect Modine’s competitive position to change materially as a result. Although some environmental costs may be substantial, the Company has no reason to believe such costs vary significantly from costs incurred by other companies engaged in similar businesses.

With regard to its health and safety program, the Company’s performance in fiscal 2005 remained steady, maintaining a Recordable Incidence Rate (RIR) and Lost Time and Restricted Duty Incident Rate (LWDII) well below the national averages for North America. While all facilities remain focused on health and safety improvements, several plants received external recognition for the progress they have made over the recent years. In July 2004, our Lawrenceburg, Tennessee facility was named the recipient of the 2004 Award of Excellence for outstanding safety from the Tennessee Department of Labor & Workforce Development and the following month reached a milestone of eight years without a lost-time injury. In January 2005, our Harrodsburg, Kentucky facility was awarded the prestigious Kentucky Governor’s Award for Health & Safety in recognition of employees working half a million hours without a lost-time accident. In April 2005, our West Kingston, Rhode Island facility received the Safe Employer Award from the Safety Association of Rhode Island, which recognizes industries in Rhode Island and Massachusetts for outstanding health and safety efforts.

We continue to challenge our North American facilities to become Modine Safety STAR sites, which is a program modeled after OSHA’s Voluntary Protection Program. The Modine "STAR" is awarded to those facilities that achieve 100% compliance with the Company's 24 Health and Safety elements and attain recordable and LWDII rates below the General Industry Average for the preceding twelve month period. In 2004, our Emporia, KS and the Lawrenceburg, TN facility met the Modine STAR challenge and were recognized for their health and safety efforts.

Modine continues to enhance its Health and Safety efforts through further program development. In fiscal 2005, a Corporate Ergonomics program was implemented to reduce musculoskeletal disorder related injuries, often caused by repetitive motion activities. In addition, computer kiosks were established at all original equipment manufacturing facilities that are readily available to provide immediate access to valuable chemical information and interactive safety training programs.

Employees

The number of persons employed by the Company as of March 31, 2005 was approximately 9,000.

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

   ($ in thousands)
Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year Total

2005	$347,362	$363,620	$418,398	$414,550	$1,543,930
2004	288,898	279,059	310,799	321,043	1,199,799
2003	272,293	275,308	271,830	272,644	1,092,075
2002	279,145	267,731	268,958	253,353	1,069,187
2001	298,889	282,435	263,762	269,959	1,115,045

Five-year Average	$297,317	$293,631	$306,749	$306,310	$1,204,007

Percent of Year	25%	24%	26%	25%	100%

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

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations Link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). These documents were available on our website during the entire year covered by this report. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website (Investor Relations Link) are the following corporate governance documents:

Modine Manufacturing Company Guideline for Business Conduct, which is applicable to all Modine employees, including the principal executive officer, the principal financial officer and controller (principal accounting officer);
Modine Manufacturing Company Corporate Governance Guidelines;
Audit Committee Charter;
Officer Nomination & Compensation Committee Charter; and
Corporate Governance and Nominating Committee Charter.

All of the our reports and corporate governance documents referred to above may also be obtained without charge by contacting Investor Relations, Modine Manufacturing Company, 1500 DeKoven Avenue, Racine, Wisconsin 53403-2552. We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this Annual Report on Form 10-K.

The Company’s most recent certifications by the Company’s chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Form 10-K. The Company has also filed with the New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 2.   PROPERTIES.

The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities, are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky; Lancaster, Pennsylvania; Bonlanden, Germany; and Asan City, South Korea. The Company owns substantially all of its manufacturing and larger distribution centers outright. The Company leases, under various lease arrangements, a few manufacturing facilities and numerous regional sales and service centers, distribution centers, and offices.

The Company used its principal plants and other facilities during fiscal 2005, on an operating-segment basis, as follows:

Type of Facility	Original Equipment	Distributed Products	European Operations	Corporate & Other	Total

Manufacturing	17	10	9	-	36
Distribution	-	4	-	-	4
Sales & Service Centers/Offices	3	13	8	2	26
Sales Branches	-	106	-	-	106
Joint Ventures	-	-	3	3	6

Total	20	133	20	5	178

The Company has included in the above figures all of its aftermarket sales branches, even though on an individual basis, none would be considered a principal facility. Those same plants and facilities, on a geographic basis, are as follows:

Type of Facility	North America	Europe	South America	Asia/ Pacific	Total

Manufacturing	21	12	-	3	36
Distribution	3	1	-	-	4
Sales & Service Centers/Offices	12	11	-	3	26
Sales Branches	99	7	-	-	106
Joint Ventures	-	3	1	2	6

Total	135	34	1	8	178

The following table sets forth information regarding our principal properties by business segment as of March 31, 2005. Properties with less than 30,000 square feet have been omitted from this table. Unless otherwise noted, all of the facilities listed in the table are used for office, manufacturing and warehousing.

Location	Sq. Ft.; Use	Owned/Leased
Original Equipment Segment
Asan City, South Korea	559,110	Owned
Harrodsburg,KY	263,500	Owned
Clinton, TN	194,100	Owned
Pemberville, OH	183,800	Owned
Jefferson City, MO	170,400	Owned
McHenry, IL	164,700	Owned
Washington, IA	162,800	Owned
Trenton, MO	161,300	Owned
Jackson, MS	150,000	Owned
Lawrenceburg, TN	143,800	Owned
Joplin, MO	142,300	Owned
Logansport, IN	141,600	Owned
Camdenton, MO	118,200	Owned
Richland, SC	114,900	Owned
Toledo, OH	50,900	Leased

Distributed Products Segment
Mill, Netherlands	274,380	Owned
Kansas City, MO	250,000 Office, Warehouse	Leased
Buena Vista, VA	214,600	Owned
Nuevo Laredo, Mexico	198,500	Owned
Mexico City, Mexico	189,500	Owned
Emporia, KS	154,800	Owned
Rockbridge, VA	103,600	Owned
West Kingston, RI	92,800	Owned
Orlando, FL	85,600, Office, Warehouse	Leased
Lancaster, PA	60,000	Owned
Hsinchu, Taiwan	40,000 Manufacturing, Office	Owned
Ferris, TX	36,500, Manufacturing, Office	Leased
Baldwin Park, CA	30,530, Office, Warehouse	Leased

European Operations Segment
Wackersdorf, Germany	344,363	Owned
Pontevico, Italy	153,007	Owned
Berndorf, Austria	145,744	Owned; Land is Leased
Tuebingen, Germany	126,430	Owned
Pliezhausen, Germany	122,449	49,819 Owned; 72,630 Leased
Kirchentellinsfurt, Germany	107,600	Owned
Neuenkirchen, Germany	76,396	Owned
Granada, Spain	66,981	Owned
Uden, Netherlands	61,870	Owned
Mezoekoevesd, Hungary	59,567	Owned

Corporate Headquarters
Racine, WI	458,000	Owned
Bonlanden, Germany	262,241	Owned

The Company's facilities, in general, are well maintained and conform to the sales, distribution, or manufacturing operations for which they are being used. Their productive capacity is, from time to time, reduced or expanded as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from the Company's 2005 Annual Report to Shareholders, pages 69-71, Note 26.

Under the rules of the SEC, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

Recent Developments

Behr Patent Infringement Litigation

With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. We anticipate that the court in Mannheim considering the infringement case will issue its findings prior to the court in Munich considering the validity issue. An evidentiary hearing was held in Mannheim on June 3, 2005. A decision from the Mannheim court is expected in late July 2005. A decision from the Munich court is expected in the second quarter of 2006. Modine intends to vigorously defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

Behr Damages Litigation

With a brief dated July 23, 2004, Behr GmbH & Co. KG sued Modine Manufacturing Company in the District Court in Duesseldorf, Federal Republic of Germany, alleging a claim based on Modine bringing a patent infringement suit in bad faith and thereby causing Behr damages in the year 2000. The lawsuit seeks compensatory damages as the result of Behr having to re-design certain of its PF-style condensers to avoid the Modine patent, and recovery of its legal costs as provided by German law. Modine has responded to the complaint and we believe the Behr allegations are without merit. We anticipate that the court in Duesseldorf will issue its findings in the third calendar quarter of 2005. Modine intends to vigorously defend the Duesseldorf damages action and, in the event of any adverse determination, appeal to a higher court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Current Executive Officers of Registrant

Name	Age	Position	Officer Since

D. B. Rayburn	57	President and Chief Executive Officer	1991
B. C. Richardson	46	Vice President, Finance and Chief Financial Officer	2003
T. A. Burke	48	Executive Vice President	2005
C. R. Katzfey K. A. Feldmann	58 51	Group Vice President Group Vice President	2000 2000
J. R. Rulseh D. R. Zakos	50 51	Group Vice President Vice President, General Counsel and Secretary	2001 1985
A. C. DeVuono	56	Vice President and Chief Technology Officer	1996
R. L. Hetrick	63	Vice President, Human Resources	1989
R. S. Bullmore	55	Corporate Controller	1983
G. A. Fahl	50	Vice President, Environmental, Safety & Security	1998
C. C. Harper	51	Chief Information Officer	1998
D. B. Spiewak	51	Treasurer	1998
M. C. Kelsey	40	Senior Counsel and Assistant Secretary	2002

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except T. A. Burke, B. C. Richardson and M. C. Kelsey.

Mr. Burke joined Modine on May 31, 2005 as Executive Vice President. Mr. Burke joined Modine from Visteon Corporation, a leading supplier of parts and systems to automobile manufacturers, in Dearborn, Michigan, where he was Vice President Manufacturing Operations (2002 - May 2005); Vice President, European and South American Operations (2001 - 2002); Customer Account Director, Ford Account, Europe, South America and India (1999 - 2001) and Business Director, Climate Control Systems, Europe, South America and India (1996 - 1999). Mr. Burke’s experience also includes 13 years with Ford Motor Company.

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

Information relating to the employment agreements, termination and change-in-control arrangements is incorporated by reference from the Company's Proxy Statement dated June 15, 2005 at pages 26-27.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is quoted on the New York Stock Exchange. The Company's trading symbol is "MOD." The Company moved to the NYSE on October 19, 2004 from the National Association of Securities Dealers’ Automated Quotation system. The table below shows, from April 1, 2003 to October 18, 2004, the range of high and low bid information for the Company’s common stock and, from October 19, 2004 to March 31, 2005 the range of high and low sales prices for the Company's Common Stock. As of March 31, 2005, shareholders of record numbered approximately 4,403; it is estimated that beneficial owners numbered approximately 18,900.

	2005			2004
Quarter	High	Low	Dividends	High	Low	Dividends
First	$31.49	$25.83	$ .1525	$22.94	$14.67	$ .1375
Second	32.25	29.04	.1525	25.72	18.75	.1375
Third	33.33	28.40	.1625	27.74	23.27	.1375
Fourth	33.99	28.92	.1625	29.50	23.98	.1375
TOTAL			$ .6300			$ .5500

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments). Under the most restrictive covenant, restrictive payments may not exceed $50,000,000 in any fiscal year. Restrictive payments made in fiscal 2005 totaled $21,610,000. Certain loan agreements give certain existing unsecured lenders security equal to any future secured borrowing.

On May 18, 2005, the Company announced programs involving the repurchase of up to 5% of our outstanding common stock over the next 18 months as well as the indefinite buyback of additional shares to attempt to offset any dilution from Modine’s incentive stock plans. The dual stock repurchase programs are a part of the Company’s goal of delivering the best possible return to its shareholders.

The following describes our purchases of Common Stock during the Company's 4th quarter of fiscal 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Value of Shares that May Yet be Purchased under the Plans or Programs
December 27, 2004 through January 26, 2005	14,313 (1)	$31.84	0	(2)
January 27, 2005 through February 26, 2005	0	0	0	(2)
February 27, 2005 through March 31, 2005	3,642(1)	$33.16	0	(2)
Total	17,955	$32.11	0	(2)

(1)  Shares purchased solely from employees of the Company and its subsidiaries who received awards of shares of restricted stock and stock option grants. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the numbers of shares from the award sufficient to satisfy the person's tax withholding obligations that arise upon the periodic termination of restrictions on the shares and, in the case of exercise of stock options, an optionee may pay the exercise price with already owned shares.

(2)  The Company cannot determine the number of shares that will be turned back to the Company by holders of restricted stock awards or upon the exercise of stock options. The participants also have the option of paying the tax-withholding obligation described in footnote 1 above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 244,830, with a market value of $7,180,864 at March 31, 2005. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. Through the end of fiscal 2005, the restrictions applicable to the stock awards lapsed 20% per year over five years. Commencing on April 1, 2005, the restrictions applicable to the stock awards lapse 25% per year over four years. The Company cannot determine the number of shares of already owned stock that may be used to purchase shares upon the exercise of stock options.

ITEM 6.   SELECTED FINANCIAL DATA.

Fiscal Year ended March 31

	2005	2004	2003(1)	2002(2)	2001(3)

Sales (in thousands)	$1,543,930	$1,199,799	$1,092,075	$1,069,187	$1,115,045
Earnings before cumulative effect of accounting change (in thousands)	61,662	40,437	34,348	23,345	51,830
Cumulative effect of change in accounting for Goodwill impairment - net of tax (in thousands)	-	-	(21,692)	-	-
Net Earnings (in thousands)	61,662	40,437	12,666	23,345	51,830
Total assets (in thousands)	1,152,155	976,523	907,221	898,698	935,053
Long-term debt - excluding current portion (in thousands)	40,724	84,885	98,556	139,654	137,449
Dividends per share	.63	.55	.50	.875	1.00
Net earnings per share of common stock - basic: Before cumulative effect of accounting change	1.81	1.19	1.03	.70	1.61
Cumulative effect of accounting change	-	-	(.65)	-	-
Net earnings - basic:	1.81	1.19	.38	.70	1.61
Net earnings per share of common stock - diluted: Before cumulative effect of accounting change	1.79	1.19	1.02	.70	1.58
Cumulative effect of accounting change	-	-	(.64)	-	-
Net earnings - diluted	1.79	1.19	.38	.70	1.58

(1)  An impairment loss relating to goodwill in accordance with SFAS No. 142 reduced net earnings by $21.7 million and was recorded as a cumulative effect of a change in accounting. See Note 15 from the Company's 2005 Annual Report to Shareholders, page 58 for further details.

(2)  A restructuring charge reduced net earnings by $5.2 million. These charges primarily included employee severance and related benefits, goodwill impairment and other disposal costs. See Note 14 from the Company's 2005 Annual Report to Shareholders, pages 57-58 for further details.

(3)  Fiscal 2001 included PF patent royalty settlements which added $12.7 million to net earnings.

Additional information concerning the comparability of net earnings presented in the table above is hereby incorporated by reference from the Company's 2005 Annual Report to Shareholders, page 31 under the caption "Net Earnings."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information required hereunder is incorporated by reference from the Company's 2005 Annual Report to Shareholders, pages 17-36.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Quantitative and Qualitative Disclosures about Market Risk" on pages 26-29 of the Company's 2005 Annual Report to Shareholders, incorporated by reference in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, for information concerning potential market risks to which the Company is exposed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Statements of Earnings, and the related Balance Sheets, Statements of Cash Flows, Statements of Shareholders' Equity and Comprehensive Income, Notes to Consolidated Financial Statements, and the report of PricewaterhouseCoopers LLP dated June 13, 2005 appearing on pages 37-71 of the Company's 2005 Annual Report to Shareholders are incorporated herein by reference. With the exception of the aforementioned information, no other data appearing in the 2005 Annual Report to Shareholders is deemed to be filed as part of this Annual Report on Form 10-K. Individual financial statements of the Registrant are omitted because the Registrant is primarily an operating company, and the subsidiaries included in the consolidated financial statements are wholly owned.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting or financial disclosures between the Company and its accountants during fiscal 2005.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective as of March 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment management concluded that, as of March 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded the businesses in Asan City, South Korea, Shanghai, China and Jackson, Mississippi, from its assessment of internal control over financial reporting as of March 31, 2005 because they were acquired by the Company in purchase business combinations during fiscal 2005. Each of these businesses are wholly-owned subsidiaries of the Company, the total assets of which represent 12.6%, 0.5% and 2.2%, respectively, and whose total revenue represent 7.4%, 0.1% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 72 in the 2005 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2005, there was no change in Modine’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Election of Directors" (pages 4-6) is incorporated herein by reference.

Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Registrant" in Item I of this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" (page 39) is incorporated herein by reference.

Code of Ethics. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Code of Ethics" (page 9) is incorporated herein by reference. The Company's Code of Ethics is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters. The Board of Directors has approved charters for the Board’s Audit Committee, Officer Nomination & Compensation Committee, Pension Committee and Corporate Governance and Nominating Committee.

Audit Committee Financial Expert. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Roles of the Board's Committees: Audit Committee" (page 8) is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” (page 10) are incorporated herein by reference.

Guidelines on Corporate Governance. The Board of Directors has adopted Guidelines on Corporate Governance. The Company’s Guidelines on Corporate Governance are included on its website at www.modine.com (Investor Relations link).

Procedures for Communicating with the Board. The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Shareholder Communication with the Board" (pages 12-13) is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 under the caption "Executive Compensation " (pages 22-28) is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Company incorporates by reference the information relating to stock ownership on pages 6-9 under the headings, "Certain Beneficial Owners of Common Stock" and "Directors' and Officers' Ownership of Common Stock" and page 29 under the heading, “Equity Compensation Plan Information,” in the Company's Proxy Statement dated June 15, 2005. The Company specifically excludes from this incorporation the information included under the heading "Corporate Governance."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained in the Company's Proxy Statement Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 on page 29 under the heading "Certain Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company incorporates by reference the information contained in the Company's Proxy Statement Proxy Statement for the 2005 Annual Meeting of Shareholders dated June 15, 2005 on page 38 under the heading " Independent Auditors’ Fees for Fiscal 2005 and 2004."

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this Report:

Page in Annual Report*

(1) Financial Statements:	37-71

Consolidated Statements of Earnings for the years ended March 31, 2005, 2004, and 2003.	37
Consolidated Balance Sheets at March 31, 2005 and 2004.	38
Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003.	39
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended March 31, 2005, 2004, and 2003. 29	40
Notes to Consolidated Financial Statements. 30 - 46	41-71
Report of Independent Auditors. 46	73
* Incorporated by reference from the indicated pages of the 2005 Annual Report to Shareholders, attached hereto as Exhibit 13.

Page in Form 10-K
(2) Financial Statement Schedules:

Report of Independent Auditors on Financial Statement Schedules.	31
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2005, 2004, and 2003.	32
(3) Consent of Independent Auditors.	Exhibit 23

(5) Exhibit Index.

(b)  other schedules have been omitted as they are not applicable, not required, or because the required information is included in the financial statements.

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2(a)	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant’s Form 8-K filed April 30, 2004.

2(b)	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2(c)	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro. Inc.	Exhibit 2.2 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2(d)	OEM Acquisition Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company and Transpro, Inc.	Exhibit 2.3 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2(e)	Share Purchase Agreement between the shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.		X

3(a)	Restated Articles of Incorporation (as amended).	Exhibit 3(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“2004 10-K”).

3(b)	Restated By-Laws (as amended).	Exhibit 3(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K.

4(b)	Restated Articles of Incorporation	See Exhibit 3(a) hereto.

4(c)
Amended and Restated Bank One Credit Agreement dated October 27, 2004.

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
Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 26, 2004.

10(a)*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10(b)*	Employment Agreement between the Registrant and D.B. Rayburn.	Exhibit 10(c) to the Registrant's Form 10-K for the fiscal year ended March 31, 2001 ("2001 10-K").

10(c)*	Employment Agreement between the Registrant and B.C. Richardson dated May 12, 2003.**

10(d)*	Employment Agreement between the Registrant and A.C. DeVuono dated May 16, 2001. **

10(e)*	Change in Control and Termination Agreement between the Registrant and D.B. Rayburn.	Exhibit 10(e) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“2004 10-K”).

10(f)*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers.	Exhibit 10(f) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“2004 10-K”).

10(g)*	1985 Incentive Stock Plan (as amended).	Exhibit 10(j) to 2002 10-K.

10(h)*	1985 Stock Option Plan for Non-Employee Directors.	Exhibit 10(h) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“Form 10-K”).

10(i)*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to the Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10(j)*	Modine Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10(k)*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10(l)*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to 2001 10-K.

10(m)*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10(n)*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10(o)*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10(p)*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 2001 10-K.

10(q)*	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan.	Exhibit 10(ae) to 2001 10-K.

10(r)*	Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10(s)*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10(t)*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Proxy Statement dated June 7, 2002.

10(u)*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10(v)*	Form of Stock Award Plan.***	Exhibit 10(p) to 2001 10-K.

10(w)*	Description of Modine’s Management Compensation Program		X

13
Incorporated portions of 2004-2005 Annual Report to Shareholders. Except for the portions of the Report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed "filed" as a part hereof.
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

Date: June 14, 2005	Modine Manufacturing Company By: /s/ D. B. Rayburn D. B. Rayburn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ D.B. Rayburn D. B. Rayburn, President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005 Date

/s/ B.C. Richardson B. C. Richardson, Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	June 14, 2005 Date

/s/ D. R Zakos D. R. Zakos, Vice President, General Counsel and Secretary	June 14, 2005 Date

R. J. Doyle, Director	June 14, 2005 Date

/s/ F. P. Incropera F. P. Incropera, Director	June 14, 2005 Date

/s/ F. W. Jones F. W. Jones, Director	June 14, 2005 Date

/s/ D. J. Kuester D. J. Kuester, Director	June 14, 2005 Date

/s/ V. L. Martin V. L. Martin, Director	June 14, 2005 Date

G. L. Neale, Director	June 14, 2005 Date

/s/ M. C. Williams M. C. Williams, Director	June 14, 2005 Date

/s/ M.T. Yonker M. T. Yonker, Director	June 14, 2005 Date

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF MODINE MANUFACTURING COMPANY

We have completed an integrated audit of Modine Manufacturing Company’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated earnings, cash flows and shareholders’ equity and comprehensive income, present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, on April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2005 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005 based on criteria established in “Internal Control—Integrated Framework” issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the businesses in Asan City, South Korea, Shanghai, China and Jackson, Mississippi, from its assessment of internal control over financial reporting as of March 31, 2005, because they were acquired by the Company in purchase business combinations during fiscal 2005. We have also excluded these businesses from our audit of internal control over financial reporting. Each of these businesses are wholly-owned subsidiaries of the Company, whose total assets represent 12.6%, 0.5% and 2.2% , respectively, and whose total revenue represent 7.4%, 0.1% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2005.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Chicago, Illinois
June 13, 2005

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES

(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2005, 2004 and 2003
($ In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2005: Intangible Assets- Accumulated Amortization	$63,272	$263	$807(B)	$0	$64,342

Allowance for Doubtful Accounts	$3,505	$1,695	$78 (B)	$2,065(A)	$3,213

Valuation Allowance for Deferred Tax Assets	$3,132	$568	$171(B)	$0	$3,871
2004: Intangible Assets- Accumulated Amortization	$61,182	$321	$1,769(B)	$0	$63,272

Allowance for Doubtful Accounts	$2,687	$1,681	$215(B)	$1,078(A)	$3,505

Valuation Allowance for Deferred Tax Assets	$1,495	$1,457	$180(B)	$0	$3,132

2003: Intangible Assets- Accumulated Amortization	$37,337	$23,210(D)	$2,202(B)	$1,567(C)	$61,182

Allowance for Doubtful Accounts	$3,217	$1,233	$(70)(B)	$1,693(A)	$2,687

Valuation Allowance for Deferred Tax Assets	$557	$775	$163(B)	$0	$1,495

Notes:
(A) Bad debts charged off during the year.
(B) Translation and other adjustments.
(C) Retirement of fully amortized intangibles
(D) Includes SFAS No. 142 Goodwill Impairment of $22,828,000.