Form 10-Q
period 2005-06-26
MODINE MANUFACTURING CO
filed 2005-07-21
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2005
Common Stock, $0.625 Par Value	34,903,753

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets -
June 26 and March 31, 2005	3
Consolidated Statements of Earnings -
For the Three Months Ended
June 26, 2005 and 2004	4
Consolidated Condensed Statements of Cash Flows -
For the Three Months Ended June 26,
2005 and 2004	5
Notes to Consolidated Condensed Financial Statements	6-17

Item 2. Management's Discussion and Analysis
of Results of Operations and Financial Condition	18-22

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22-25

Item 4. Controls and Procedures	25-26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	27-28

Signatures	29

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
June 26, 2005 and March 31, 2005
(Unaudited)
	June 26, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$65,498	$55,091
Trade receivables, less allowance for
doubtful accounts of $3,739 and $3,213	277,578	251,734
Inventories	155,088	149,781
Deferred income taxes and other current assets	49,937	52,724
Total current assets	548,101	509,330
Noncurrent assets:
Property, plant, and equipment - net	479,903	496,180
Investment in affiliates	36,764	35,033
Goodwill -- net	46,218	35,818
Other intangible assets - net	15,794	3,676
Deferred charges and other noncurrent assets	71,460	72,118
Total noncurrent assets	650,139	642,825
Total assets	$1,198,240	$1,152,155
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	$60,625	$64,912
Accounts payable	165,702	159,876
Accrued compensation and employee benefits	61,665	60,094
Income taxes	21,741	17,979
Accrued expenses and other current liabilities	46,435	42,233
Total current liabilities	356,168	345,094
Noncurrent liabilities:
Long-term debt	82,701	40,724
Deferred income taxes	43,584	44,072
Other noncurrent liabilities	63,248	62,485
Total noncurrent liabilities	189,533	147,281
Total liabilities	545,701	492,375
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,968 and 34,871 shares, respectively	21,855	21,794
Additional paid-in capital	51,425	44,559
Retained earnings	585,516	575,937
Accumulated other comprehensive income	13,566	31,991
Treasury stock at cost: 346 and 340 shares, respectively	(9,261)	(9,083)
Restricted stock - unamortized value	(10,562)	(5,418)
Total shareholders' equity	652,539	659,780
Total liabilities and shareholders' equity	$1,198,240	$1,152,155

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 26, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 26
	2005	2004

Net sales	$450,930	$348,627

Cost of sales	353,778	266,975
Gross profit	97,152	81,652
Selling, general, and administrative expenses	67,333	56,388
Restructuring charges	—	1,522
Income from operations	29,819	23,742
Interest expense	(1,551)	(1,277)
Other income -net	2,712	981
Earnings before income taxes	30,980	23,446
Provision for income taxes	10,229	9,637
Net earnings	$20,751	$13,809
Net earnings per share of common stock:
Basic	$0.60	$0.41
Diluted	$0.60	$0.40
Dividends per share	$0.1750	$0.1525
Weighted average shares - basic	34,329	33,932
Weighted average shares - diluted	34,631	34,264

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For the Three Months Ended June 26, 2005 and 2004
(Unaudited)

	Three months ended June 26
	2005	2004

Net Earnings	$20,751	$13,809
Adjustments to reconcile net earnings with cash provided
by operating activities:
Depreciation and amortization	17,628	15,960
Other - net	2,425	753
	40,804	30,522
Net changes in operating assets and liabilities	(18,551)	(27,822)
Net cash provided by operating activities	22,253	2,700
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(11,656)	(12,766)
Acquisitions	(37,193)	—
Proceeds from dispositions of assets	21	113
Other - net	432	(14)
Net cash (used for) investing activities	(48,396)	(12,667)
Cash flows from financing activities:
Additions to long-term debt	45,000	—
Reductions of long-term debt	(3,000)	(752)
Issuance of common stock, including treasury stock	1,387	1,394
Repurchase of common stock for retirement	(5,440)	—
Purchase of treasury stock	(178)	(34)
Cash dividends paid	(6,081)	(5,207)
Other - net	7,370	6,504
Net cash provided by financing activities	39,058	1,905
Effect of exchange-rate changes on cash	(2,508)	(1,398)
Net increase / (decrease) in cash and cash equivalents	10,407	(9,460)
Cash and cash equivalents at beginning of period	55,091	69,758
Cash and cash equivalents at end of period	$65,498	$60,298

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            General

The accompanying consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine's March 31, 2005 Annual Report filed with the Securities and Exchange Commission, except for reclassifications made to conform the prior year with the current year’s presentation. The financial information furnished includes all normal recurring adjustments that are, in the opinion of Management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2006 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2005 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Annual Report on Form 10-K Report for the year ended March 31, 2005.

2.            Significant accounting policies

Cash and cash equivalents -
Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $12,394,000 and $5,204,000 at
June 26, 2005 and March 31, 2005.

Reclassifications
Effective with the first quarter of fiscal 2006 and on a retroactive basis, the Company’s earnings statements reflect the reclassification from “other income/expense” to operating activities (sales, cost of goods sold or S,G&A) of items such as royalty income, gains or losses on asset disposals, tooling sales profits or losses, and purchase discounts relating to payment timing. Also, further modifications were made in fiscal 2006 to the allocations of certain centralized services expenses from corporate and administrative expenses affecting cost of goods sold and S,G & A. These changes are designed to provide a more meaningful and inclusive presentation of operating information. Below please find the reconciliation of the impact on the consolidated earnings statement for the three months ending June 26, 2004.

	Three months ending June 26, 2004
Originally Reported		Reclassification	Reclassified

Net sales	$347,362	$1,265	$348,627

Cost of sales	265,202	1,773	266,975
Gross profit	82,160	(508)	81,652
Selling, general, and administrative expenses	59,485	(3,096)	56,389
Restructuring charges	1,522	-	1,522
Income from operations	21,153	2,589	23,742
Interest expense	(1,277)	-	(1,277)
Other income -net	3,570	(2,589)	981
Earnings before income taxes	23,446	-	23,446

Stock-based compensation -
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

(In thousands, except per share amounts)	Three months ended June 26
	2005	2004

Net earnings as reported	$20,751	$13,809
Compensation expense for stock awards as reported	594	438
Stock compensation expense under fair value method	(810)	(438)
Net earnings pro forma	$20,535	$13,809

Net earnings per share (basic) as reported	$0.60	$0.41
Net earnings per share (basic) pro forma	0.60	0.41

Net earnings per share (diluted) as reported	$0.60	$0.40
Net earnings per share (diluted) pro forma	0.59	0.40

                New Accounting Pronouncements -

In May of 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a one-time special dividends received deduction for certain qualifying dividends from controlled foreign corporations. The Company is in the process of developing a complete analysis of the costs and benefits of repatriation under the Act; however, based upon its initial and ongoing analysis, the Company is considering repatriating between $70 and $85 million of foreign earnings, which would result in a tax liability between $3 and $6 million. The Company expects to complete its evaluation as to the applicability and impact of the Act during the third quarter ending December 2005.

In addition, the Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in FSP 109-1, Application of SFAS No.109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The Company has determined that its production activities will qualify under the Act. The benefit of this deduction is not expected to have a material impact on the Company’s effective tax rate for fiscal 2006.

3.             Pension and other post-retirement benefit plans

Costs for Modine's pension and other post-retirement benefit plans for the three months ended June 26, 2005 and 2004 include the following components:

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the three months ending June 26,	2005	2004	2005	2004
Service cost	$2,060	$1,878	$99	$99
Interest cost	3,570	3,469	548	650
Expected return on plan assets	(4,601)	(4,836)	-	-
Amortization of:
Unrecognized net loss (gain)	1,183	548	157	257
Unrecognized prior service cost	(12)	137	-	(97)
Unrecognized net obligation (asset)	(7)	(7)	-	-
Adjustment for curtailment	-	430	-	-
Net periodic benefit cost	$2,193	$1,619	$804	$909

4.         Other income - net

		(In thousands)
Three months ended June 26
	2005	2004
Foreign currency translation	$1,325	$(679)
Equity in earnings of non-consolidated affiliates	1,033	1,475
Interest income	248	144
Other non-operating income	106	41
Total	$2,712	$981

5.             Earnings Per Share

                The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share amounts)	Three months ended June 26
	2005	2004

Net earnings per share of common stock:
Basic	$0.60	$0.41
Diluted	$0.60	$0.40

Numerator:
Earnings available to common shareholders Denominator:	$20,751	$13,809
Weighted average shares outstanding - basic	34,329	33,932
Effect of dilutive securities - options*	302	332
Weighted average shares outstanding - assuming dilution	34,631	34,264

* There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:

Average market price per share	$29.53	$28.89
Number of shares	958	958

6.        Comprehensive Earnings

    Comprehensive earnings, which represent net earnings adjusted by the change in foreign-currency translation and minimum pension liability recorded in shareholders’ equity for the three months ended June 26, 2005 and 2004, were $2,326,000 and $8,089,000, respectively.

7.        Inventory

 The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

		(In thousands)
June 26, 2005		March 31, 2005
Raw materials	$43,220	$38,169
Work in process	34,424	34,234
Finished goods	77,444	77,378
Total inventories	$155,088	$149,781

8.      Property, Plant, and Equipment

		(In thousands)
June 26, 2005		March 31, 2005
Gross, property,
plant & equipment	$992,608	$1,006,941
Less accumulated depreciation	(512,705)	(510,761)
Net property, plant & equipment	$479,903	$496,180

9.      Acquisition

Effective May 3, 2005, Modine acquired a 100% equity interest, by means of stock purchase, in the privately held company of Airedale International Air Conditioning Limited of Leeds, U.K. for $37 million net of cash acquired. The acquisition was financed through cash generated through operations and borrowing on the Company’s revolving credit agreement. As part of the purchase agreement, $1,904,000 was placed in escrow for a period of one year to cover potential claims or adjustments that may arise. Also, an estimated $1,613,000 remains payable by Modine as of June 26, 2005 in relation to the completion of the settlement statement as outlined in the purchase agreement.

The acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired was recorded as goodwill. Goodwill of $9,679,000 was recorded at the acquisition date. The Company currently expects that the goodwill amounts will not be deductible for income tax purposes. An intangible asset was recorded at the acquisition date related to a trademark valued at $12,834,000. The trademark will be amortized over a 15 year period.

Founded in 1974 in Leeds and with 2004 revenues of about $75 million, Airedale is a leading designer and manufacturer of specialty air conditioning systems sold in more than 50 countries worldwide. While the majority of its sales are in the United Kingdom, about 40 percent of Airedale’s 2004 revenues were principally to North America, continental Europe, South Africa and Asia.

Airedale products are sold to installers, contractors and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals and food and beverage processing. Products include close control units for precise temperature and humidity control applications; chiller units and condensing units; comfort products; and equipment service and controls. Airedale has approximately 450 employees and production facilities in Leeds, U.K., which includes a product development lab and testing center; Bensalem, Pennsylvania; Johannesburg, South Africa; and Zhongshan, China, which opened in early 2005.

The Airedale acquisition strongly fits Modine’s acquisition criteria for product, market, customer and geographical diversification within our core business of applied thermal management. The acquisition will allow the Company to take even greater and faster advantage of growing worldwide air-conditioning opportunities, which include the emergence of Chinese and Eastern European air-conditioning markets. Additionally the Company sees promising opportunities for cross-selling Modine and Airedale products into key European and North American markets. This acquisition will be reported in the Distributed Products segment. For financial reporting purposes, the newly acquired operations are included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for the first quarter of fiscal 2006 include only one month of activity.

During the first quarter of fiscal year 2006, the goodwill related to the Jackson, Mississippi facility, acquired in March of 2005, was adjusted by $1.2 million relative to opening balance adjustments in accounts payable and accrued compensation.

The following provides a preliminary allocation of the purchase price in relation to the Airedale acquisition and the updated Jackson, Mississippi purchase price allocation.

	Airedale	Jackson, Mississippi

Assets acquired
Trade receivables -net	$15,646	$5,839
Inventories	5,260	5,766
Property, plant and equipment - net	5,629	9,450
Trademark	12,834	—
Other current assets	358	731
Total assets	$39,727	$21,786

Liabilities assumed
Accounts payable	$9,235	$7,105
Accrued compensation	1,312	639
Accrued expenses and other current liabilities	1,615	830
Income Taxes	34	—
Other noncurrent liabilities	17	—
Total liabilities	$12,213	$8,574

Cash purchase price, net of cash acquired	$37,193	$16,637

Recognized goodwill	$9,679	$3,425

10.          Divestiture

On June 22, 2005, Transpro, Inc. announced that the Securities and Exchange Commission declared effective its Registration Statement on Form S-4 concerning the planned merger of Modine Aftermarket Holdings, Inc., into Transpro. The merger is subject to the approval of Transpro shareholders, who will vote at Transpro’s annual meeting, scheduled for July 22, 2005. Assuming receipt of this approval and satisfaction of other closing conditions, the parties expect to close the transaction as soon thereafter as practicable. The combined new company will be renamed Proliance International, Inc. and will trade on the American Stock Exchange after the closing under the ticker symbol “PLI.”

Modine expects to be able to classify its Aftermarket business as a discontinued operation in the quarter in which the transaction closes, now expected to be the current second quarter of fiscal 2006. At this time, Modine also will record a non-cash, after-tax charge to discontinued operations of approximately $40-55 million to reflect the difference between the value which Modine shareholders will receive in the new company, a function of the stock price of Transpro, Inc. at the closing, and the asset carrying value of Modine’s Aftermarket business.

11.          Goodwill and Intangible Assets

Effective May 3, 2005, the Company completed the acquisition of Airedale International Air Conditioning Limited of Leeds, U.K. Based upon a preliminary allocation of the purchase price, the excess of the purchase price over the fair value of the net assets acquired was $9,679,000 and has been recorded as goodwill. The newly acquired operations are included in the Distributed Products segment for reporting purposes using a one-month delay. Also in relation to the acquisition was a trademark valued at $12,834,000 in connection with the Airedale name. This trademark has been deemed to have a 15 year life with no residual value and as a result will be amortized on a straight line basis over its useful life.

As discussed above, the goodwill related to the Jackson, Mississippi purchase has been adjusted in the Original Equipment segment.

Changes in the carrying amount of goodwill during the first three month of fiscal 2006, by segment and in the aggregate, are summarized in the following table:

(In thousands)
Original		Distributed	European
Equipment		Products	Operations	Total

Balance, March 31, 2005	$23,090	$3,973	$8,755	$35,818
Acquisitions	1,201	9,679	-	10,880
Fluctuations in foreign currency	-	(126)	(354)	(480)
Balance, June 26, 2005	$24,291	$13,526	$8,401	$46,218

Additional disclosures related to acquired intangible assets are as follows:

(In thousands)	June 26, 2005		March 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized Intangible Assets:
Patents and product technology	$3,952	$2,979	$3,951	$2,912
Non-compete agreements	2,232	2,187	2,232	2,183
Trademark	12,252	69	-	-
Other intangibles	110	110	118	110
Total Amortized Intangible Assets	18,546	5,345	6,301	5,205
Unamortized Intangible Assets:
Pension Asset	2,593	-	2,580	-
Total intangible assets	$21,139	$5,345	$8,881	$5,205

The aggregate amortization expense for the quarters ended June 26, 2005 and 2004, were $141,000 and $66,000, respectively. Compared to prior reported estimates, amortization expense increased due to the Airedale trademark acquired in the first quarter of fiscal 2006. Total estimated annual amortization expense expected for fiscal years 2006 through 2011 and beyond are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)

2006	$1,022
2007	1,090
2008	1,083
2009	1,081
2010	837
2011 & Beyond	$8,228

12.           Financial Instruments

            Concentrations of Credit Risk
The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At June 26, 2005 and March 31, 2005 approximately 50% and 57%, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors its financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

            Inter-Company Loans Denominated in Foreign Currencies
In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At June 26, 2005, the Company had a 43.1 billion won ($42, 527,000), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This derivative instrument expires on August 29, 2006.

At June 26, 2005, the wholly owned German subsidiary Modine Holding GmbH had an 11.1 million euro ($13,658,000), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. The potential loss from a hypothetical 10% change in exchange rates between the euro and the Hungarian forint, assuming a stable exchange rate between the euro and the U.S. dollar, could result in an adverse or favorable currency translation gain/(loss) of approximately $1,366,000. For the three months ended June 26, 2005 and 2004, the Company recorded in "other income - net" translation gains / (losses) of $679,000 and ($396,000), respectively.

13.          Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign exchange risk-management strategy that uses derivative instruments in a limited way to protect assets and obligations already held by Modine and to protect its cashflows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the first quarter of fiscal 2006 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign-currency-denominated debt agreements entered into by the parent. For the three months ended June 26, 2005, $4,291,000 in net losses related to the foreign-currency-denominated debt agreements were recorded in the cumulative translation adjustment offsetting a portion of the translation gain recognized on the net assets of the foreign subsidiaries and joint ventures.

14.           Product Warranties and other Commitments

		(In thousands)
Warranty Liability	2005	2004

Three months ended June 26:
Balance at March 31	$17,831	$20,916
Acquisitions	239	—
Accruals for warranties issued in current year	3,388	2,621
Accruals related to pre-existing warranties	(1,532)	444
Settlements made	(2,887)	(3,065)
Effect of exchange-rate changes on the warranty liability	(453)	(146)
Balance at June 26	$16,586	$20,770

Commitments:
At June 26, 2005, the Company had capital expenditure commitments of $28,865,000.
Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America and for the SAP ERP systems project in North America. The company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

15.          Segment data

Effective the first quarter of fiscal 2006, management introduced modifications to the allocations of certain centralized services expenses from corporate and administrative expenses to the respective individual segments. The Company also reclassified certain other income and expense items to sales, S,G & A and manufacturing overhead to provide a more meaningful and inclusive presentation of operating information. Prior year information has been restated to conform to the current year presentation.

In the current year, three months of the Korean and Chinese acquisitions results together with three month of the Jackson, Mississippi acquisition results are included in the Original Equipment segment, while one month of the Airedale acquisition results are included in Distributed Products. None of these acquisitions impacted the prior year period presentation here.

		(In thousands)
Quarter ended June 26,	2005	2004
Sales :
Original Equipment	$223,681	$143,729
Distributed Products	89,633	85,081
European Operations	141,201	123,208
Segment sales	454,515	352,018
Corporate and Administrative	793	1,153
Eliminations	(4,378)	(4,544)
Total net sales	$450,930	$348,627
Operating income (loss):
Original Equipment	$23,210	$21,148
Distributed Products	(2,224)	(259)
European Operations	21,184	14,380
Segment operating income	42,170	35,269
Corporate & administrative expenses	(12,382)	(11,529)
Eliminations	31	(2)
Other items not allocated to segments	1,161	(292)
Earnings before income taxes	$30,980	$23,446

(In thousands)
June 26,		March 31,
As of	2005	2005
Assets:
Original Equipment	$413,472	$405,036
Distributed Products	245,255	195,971
European Operations	358,736	366,144
Corporate & Administrative	229,481	194,503
Eliminations	(48,704)	(9,499)
Total assets	$1,198,240	$1,152,155

16.          Contingencies and Litigation

The United States Environmental Protection Agency (U.S. EPA) has designated Modine as a potentially responsible party ("PRP") for remediation of five waste disposal sites. These sites are as follows: Elgin Salvage (Illinois); Interstate Lead (Alabama); H.O.D. Landfill (Illinois); Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these five sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The U.S. EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the U.S. EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The U.S. EPA requested Modine's participation as a PRP for the performance of additional activities that the U.S. EPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In April 2004 and July 2004, Modine signed participation agreements with other PRPs to perform site investigations, collect pertinent site data and develop a remedial work plan. In February 2005, the U.S. EPA accepted the PRP Group’s Good Faith Offer demonstrating the Group’s qualifications and willingness to negotiate with the U.S. EPA to conduct or finance the Remedial Investigation/Feasibility Study at the site.

In October 2004, Modine received a Request for Information from the U.S. EPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. The U.S. EPA requested information pertaining to Modine's alleged contributions to this site and for any information Modine may possess relating to the site's activities. In October 2004, Modine responded to the U.S. EPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine's Clinton, Tennessee location. Modine, however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine's relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs, as of the fiscal quarter ending June 26, 2005.

An obligation for remedial activities may also arise at a Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at June 26, 2005 and March 31, 2005, to cover the investigative work and remediation for sites in the United States and The Netherlands were $1.1 million and $1.2 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." No significant changes to these accruals were recorded in the first quarter of fiscal 2006.

Other

Behr Patent Infringement Litigation
With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. We anticipate that the court in Mannheim considering the infringement case will issue its findings prior to the court in Munich considering the validity issue. An evidentiary hearing was held in Mannheim on June 3, 2005. A decision from the Mannheim court is expected in late July 2005. A decision from the Munich court is expected in the second quarter of 2006. Modine intends to vigorously defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of Modine’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of the First Quarter of 2005-06 with the First Quarter of 2004-05

First quarter net sales of $450.9 million (a record) were 29.3% higher than the $348.6 million reported in the first quarter of last year. Foreign currency translation had a favorable impact of $10.4 million as the euro strengthened against the dollar.

Revenues from the Original Equipment segment grew by 55.6%, or $80.0 million, from the same quarter last year. The acquisitions of Modine Asia and the Jackson, Mississippi operations were responsible for $57.8 million and $14.6 million of this growth, respectively. The other main contributors were strong medium and heavy truck and agriculture and construction equipment markets. The North American automotive market has remained strong due to continued incentives, but the mix of products supplied by Modine was down compared to last year. This was due in part to the rationalization of Truck and SUV customer inventories for products supplied by Modine.

Revenues from the European Operations segment grew by 14.6%, or $18.0 million, from the same quarter last year and excluding the impact of the stronger euro in relation to the U.S. dollar, revenues would have grown by 7.1%. This growth specifically occurred in engine-related products while at the same time, the European on-highway market continued to bring strong and the segment experienced some growth in certain automotive programs.

In the Distributed Products segment, revenue increased 5.4%, or $4.6 million. The acquisition of Airedale contributed $6.6 million to the already strong HVAC&R (heating, ventilating, air conditioning, and refrigeration) business, while the Electronics Cooling and Aftermarket businesses were both down due in part to soft market conditions and intense competition.

Gross margin, as a percentage of sales, was 21.5%. This was a 1.9% decrease as a percentage of sales from the 23.4% earned in the first quarter of the previous fiscal year. The Original Equipment segment experienced reduced margins due to continued upward pressure on pricing in the metals market, product mix shifts and pricing pressure. The acquisition of Modine Asia had a negative impact on the overall segment’s and Company’s margin, as the integration, standardization and continuous improvement efforts continue. The European Operations benefited from increased margins in their heavy duty business due to the strength of the market and positive warranty expenses related to lower than expected claims on a specific customer program for pre-existing warranty. The Distributed Products segment experienced similar margin declines in the Aftermarket market, due to competition and volumes, and HVAC&R market, due to product mix, while the Electronic Cooling business experienced slightly improved margins due in part to the fiscal year 2005 restructuring.

Selling, general and administrative expenses of $67.3 million were up from the prior year’s first quarter of $56.4 million but down 1.2% as a percentage of sales to 14.9%. The acquisitions of Modine Asia and Airedale resulted in an increase of $4.9 million and $1.3 million, respectively. The impact of currency exchange rates, primarily the stronger euro in relation to the U.S. dollar, contributed $1.2 million of the overall increase. Many items contributed to the remaining increase in selling, general and administrative expenses, the larger items being professional services and service contracts, salaries and other compensation, travel and entertainment and employee benefits.

Interest expense increased 21.5%, or $0.3 million, while average outstanding debt levels increased $38.6 million, or approximately 44.9%, from the same quarter one year ago. The main factors influencing the change were increased borrowing in conjunction with the Modine Asia, Jackson, Mississippi and Airedale acquisitions.

Net other income increased by $1.7 million from the same quarter one year ago. Equity in earnings of non-consolidated affiliates was down $0.4 million, from the first quarter of the prior year, a result of reduced export sales from Modine’s Brazilian joint venture company, Radiadores Visconde, Ltda. Foreign currency transaction impact was $2.0 million compared to prior year mainly due to the strengthening of the euro versus the U.S. dollar.

The provision for income taxes in the current quarter was $10.2 million compared to last year's first quarter expense of $9.6 million. The effective tax rate of 33.0% represents an 8.1 percentage point decrease from the prior year. This decrease resulted primarily from the mix of U.S. and foreign income and additional taxes from the repatriation of cash from Europe in preparation for the acquisition of WiniaMando’s ACC business in Asia.

Net earnings were $20.8 million or $0.60 basic and diluted earnings per share for the first quarter of the year. This compares to earnings of $13.8 million or $0.41 basic and $.40 diluted earnings per share, for the first quarter of the prior year. Return on shareholders’ equity through the first quarter of the current fiscal year was 12.6% compared to 9.4% in the prior year.

Outlook for the Remainder of the Year

Strong first quarter results exceeded initial expectations as Modine benefited from the combination of continued strong demand in the truck and heavy-duty markets, accretive acquisitions and new business programs being launched and ramped up. For the second quarter of fiscal 2006, management is more optimistic than in previous guidance, but continues to focus on sustainability. Management anticipates that the earnings per share growth drivers will continue to be new business programs, continued strong demand in the truck and heavy-duty markets in North American and Europe and accretive acquisitions such as Airedale and Jackson, Mississippi, and our share repurchase program, as well as the impact of the spin-off of an underperforming Aftermarket business in late July. The positive momentum could be hindered by the business conditions in the areas of raw material, energy and health care costs, ongoing pressure for OE price-downs coupled with aggressive competitors, excess capacity, reduced North American automotive vehicle platforms, a slow recovery of the electronics industry, softer Asian economies and the direction of foreign currency exchange rates.

Overall, while management expects the Company’s growth rate to be more modest than the previous year’s rate, management expects fiscal 2006 earning per share growth in the high single-digit to more likely the low double-digit range from $1.79 per share in fiscal 2005, along with higher returns and increasing operational cash flow. This is a direct result of Modine’s focus on diversified markets and customers, differentiated products and services, and partnerships with technology-driven OE customers on global platforms, as well as a strong balance sheet. These forward-looking statements regarding sales, earnings and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" below.

FINANCIAL CONDITION

Comparison between June 26, 2005 and March 31, 2005

Current assets

Cash and cash equivalents of $65.5 million increased $10.4 million from the March 31, 2005 balance. The strong generation of cash provided by operating activities contributed to the increase in the cash position. The acquisition of Airedale and the purchases made under the share repurchase program were financed through additional long-term debt.

Trade receivables of $277.6 million were up $25.8 million (10%) over year-end, primarily due to increased sales volumes, which were up $36.4 million over the previous quarter, and the acquisition of Airedale, which added $15.8 million. The impact of the euro currency fluctuation in the first quarter of fiscal 2006 partially offset the increase in receivables.

Inventory levels of $155.1 million increased by $5.3 million from year-end, primarily due to the acquisition of Airedale, which added $4.7 million, included in the Distributed Products Segment. The reduction due to the euro currency fluctuation in the first quarter of fiscal 2006 was more than offset by seasonality and volume increases within the Distributed Products and Original Equipment segments.

Deferred income taxes and other current assets decreased by $2.8 million from year-end. The increases in unexpired insurance premiums were more than offset by the decreases in dividend receivables from Brazil and China, value-added tax and customer tooling.

The current ratio did not change from year-end, 1.5 to 1. Net working capital increased $27.7 million to $191.9 million. Major items influencing the change were higher trade receivables, inventories and cash along with a reduction in long term debt due to the euro fluctuation as well as the impact of the Airedale acquisition. Partially offsetting the increase were increases in accounts payable, accrued income taxes and accrued expenses and other current liabilities.

Noncurrent assets

Net property, plant and equipment of $479.9 million decreased by $16.3 million over year-end. Depreciation, along with the foreign currency translation during the quarter, was higher than capital expenditures. Expenditures and commitments include tooling and equipment for new and renewal platforms with new and current customers in both Europe and North America and for continuous improvement related projects. Outstanding commitments for capital expenditures were $28.9 million at June 26, 2005. The outstanding commitments will be financed through a combination of funds generated from operations, existing cash reserves, and third party borrowing as required.

Investments in unconsolidated affiliates of $36.8 million increased by $1.7 million from year-end. The main item increasing the balance was the equity earnings of $1.0 million mainly related to Radiadores Visconde.

Goodwill and intangible assets increased by $22.5 million. The main contributing item was the acquisition of Airedale, which as a result increased goodwill and added a trademark carried at $9.5 million and $12.2 million, respectively, at June 26, 2005. Additionally, the goodwill related to the purchase of Jackson, Mississippi was increased by $1.2 million due to an adjustment of the opening balance for accounts payable and payroll liabilities.

Deferred charges and other noncurrent assets decreased by $0.7 million. The net reduction was primarily the result of changes in deferred pension assets and insurance partially offset by an increase in long-term deferred tax assets.

Current Liabilities

Accounts payable and other current liabilities of $273.8 million were $11.6 million higher than in March 2005. The Airedale acquisition impact of $13.3 million was partially offset by a reduction due to normal timing differences in the level of operating activity and currency fluctuations. Accrued income taxes increased $3.8 million from improved profits and timing differences in making estimated payments.

Debt

Outstanding debt increased $37.7 million to $143.3 million from the March 31, 2005 balance of $105.6 million. Increase in domestic long-term debt accounted for essentially all of the $37.7 million change. Additional net borrowings of $42.0 million were made on existing credit lines to finance the Airedale acquisition and the share repurchase program, offset by a $4.3 million decrease in the dollar value of euro-denominated loans. International long-term debt remained essentially unchanged during the quarter.

Consolidated available lines of credit decreased $43.1 million to $175.7 million during the quarter. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $250.7 million. Domestically, Modine's unused lines of credit decreased $42.0 million to $123 million, due to the borrowings mentioned above. Foreign unused lines of credit were $52.7 million, which included $39.7 million of available credit lines in South Korea. The remaining available lines of credit were located in Europe. At the end of the first quarter of 2006, total debt-to-capital (capital = debt + shareholders equity) was 18.0% compared with 13.8% at the end of fiscal 2005.

Shareholders' Equity

Total shareholders' equity decreased by $7.2 million to a total of $652.5 million. Net income of $20.8 million recorded for the quarter was partially offset by $6.1 million in dividend payments to shareholders and $5.4 million related to the share repurchase programs. Net unfavorable foreign currency translation of $18.2 million was reported as the U.S. dollar strengthened against the euro during the quarter. Also favorably impacting shareholders' equity was an increase in paid-in capital and common stock of $7.3 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and stock awards granted during the quarter. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises. The increase in restricted stock was related to the issuance of stock awards.

Liquidity

Operating cash flow for the quarter ended June 26, 2005 was $22.3 million compared to $2.7 million one year ago. The differences were mainly a result of strong first quarter of fiscal 2006 financial results coupled with a positive year over year working capital requirement improvement. The main drivers of the decrease in working capital were stronger management of accounts receivable and inventory.

The acquisition of Airedale, which closed on April 29, 2005, was financed through the utilization of existing credit lines. The estimated purchase price, net of cash acquired, was $37.2 million. Also financed during the period was the stock repurchase of $5.4 million. In addition, during the first quarter of fiscal 2006, the Company made dividend payments of $6.1 million.

The Company expects cash flow to remain strong in the current fiscal year and to meet its future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. The Company plans to refinance debt due during fiscal 2006. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

Environmental

Please see Footnote 16 to the Notes to Consolidated Financial Statements (unaudited) herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, Brazil and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's unfavorable currency translation adjustments recorded for the three months ended June 26, 2005 and favorable adjustment for the twelve months ended March 31, 2005 were $18.2 million and $23.3 million, respectively. As of June 26, 2005 and March 31, 2005, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $116.3 million and $94.7 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $11.6 million and $9.5 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	June 26, 2005
	Expected Maturity Date
Long-term debt in ($000's)	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (euro)	$60,518	-	-	-	-	-	$60,518
Average interest rate	6.08%	-	-	-	-	-	-
Fixed rate (won)	$78	$122	$141	$161	$181	$2,125	$2,808
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At June 26, 2005, the Company had a 43.1 billion won ($42, 527,000), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the Modine Korea, LLC loan. This derivative instrument expires on August 29, 2006.

At June 26, 2005, the wholly owned German subsidiary Modine Holding GmbH had an 11.1 million euro ($13,658,000), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. The potential loss from a hypothetical 10% change in exchange rates between the euro and the Hungarian forint, assuming a stable exchange rate between the euro and the U.S. dollar, could result in an adverse or favorable currency translation gain/(loss) of approximately $1,366,000. For the three months ended June 26, 2005 and 2004, the Company recorded in "other income - net" translation gains / (losses) of $679,000 and ($396,000), respectively.

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

	June 26, 2005
	Expected Maturity Date
Long-term debt in ($000's)	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (euro)	$60,518	-	-	-	-	-	$60,518
Average interest rate	6.08%	-	-	-	-	-	-
Fixed rate (won)	$78	$122	$141	$161	$181	$2,125	$2,808
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Variable rate (U.S.$)	-	-	$3,000	-	$77,000	-	$80,000
Average interest rate	-	-	3.98%	-	4.6%	-	-

Credit Risk
Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 50% of the trade receivables balance at June 26, 2005 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $21.3 million investment in its 50%-owned joint venture. During the first quarter, the Brazilian Real strengthened against the U.S. dollar by approximately 6%. Going forward, the Company will focus more intently on conditions in Asia as we integrate Modine Korea and our recent China acquisitions, and continue to move forward with our Electronics Cooling operations in Taiwan. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company’s ability to commercialize its investments. Current examples of new and emerging product markets for Modine include those related to exhaust gas recirculation (EGR), CO2, and fuel cell technology. In addition, Modine’s Airedale acquisition exposes Modine to new specialty air conditioning markets. Investment in these areas is subject to the risks associated with business integration, technological success and market acceptance.

The upturn in the economy and the continued economic growth in China are putting production pressure on certain of the Company’s suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year’s level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand. In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company’s tooling to produce parts. The Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

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

In particular, the Company continues to experience negative impacts associated with the highly competitive automotive aftermarket, and the recovering electronics cooling market. With respect to the aftermarket, the Company believes this risk is exacerbated by the proliferation of competitors and on-going changes in the traditional distribution channels. We have lessened the impact of this economic risk by implementing appropriate operational initiatives. The Company has entered into agreements with Transpro, Inc. pursuant to which the Company will spin off its aftermarket business and merge it into Transpro.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is continuing to undergo a comprehensive effort to ensure on-going compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that took effect for the Company's fiscal year ending March 31, 2005.

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

There were no material developments in the first quarter regarding previously reported items and the Company has no new events to report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Common Stock during its first quarter of fiscal year 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 26, 2005	0	0	0	(4)

April 27 - May 26, 2005	4,707(1)	$27.07	0	(4)

May 27 - June 26, 2005	171,096 (2)	$31.7755 (3)	171,096 (2)	1,528,904 (4)

Total	175,803		171,096	1,528,904

(1) Shares purchased from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

(2) The purchases were made through a dual purpose share repurchase program (the “Program”) announced on May 18, 2005. Under the Program, the Board approved the repurchase of up to five (5) percent of the Company’s outstanding common stock over the next 18 months as well as the indefinite buyback of additional shares to attempt to offset any dilution from Modine’s incentive stock plans.

(3) The stated price does not include commission paid.

(4) The stated figure represents the amount remaining under the 5% portion of the above-described dual purpose share repurchase program. The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of the Program. In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described in footnote 1 above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 440,500, with a value of $15,659,775 at July 20, 2005. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 20, 2005. A quorum was present at the Annual Meeting with 32,151,404.358 shares out of 34,747,209 (92.53%) entitled to cast votes represented either in person or by proxy.

The shareholders voted to elect Frank P. Incropera, Vincent L. Martin and Marsha C. Williams to serve as directors until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The results of the vote were as follows:

Director	Votes For	Votes Withheld
Frank P. Incropera	30,420,733.522	1,730,670.836
Vincent L. Martin	30,365,425.941	1,785,978.417
Marsha C. Williams	30,354,271.983	1,797,132.375

The terms of office as directors of Richard J. Doyle, Gary L. Neale, David B. Rayburn, Frank W. Jones, Dennis J. Kuester and Michael T. Yonker continued after the meeting.

Also at the Annual Meeting, the shareholders voted on other matters as follows:

Approved the Amended and Restated 2000 Stock Incentive Plan for Non-employee Directors with 25,069,563.315 votes for approval, 3,475,973.462 votes against and 163,817.581 votes abstaining.

Approved the Company’s Amended and Restated Articles of Incorporation with 26,778,250.757 votes for approval, 1,792,934.010 votes against and 138,169.591 votes abstaining.

Ratified PricewaterhouseCoopers LLP as the Company’s independent auditors with 31,668,879.256 votes for ratification, 411,030.047 votes against and 71,495.055 votes abstaining.

Item 6. Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2(a)	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2004
2(b)	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(c)	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro, Inc.	Exhibit 2.2 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(d)	OEM Acquisition Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company and Transpro, Inc.	Exhibit 2.3 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(e)	Share Purchase Agreement between shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.	Exhibit 2(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”).
3(a)	Restated Articles of Incorporation (as amended).		X

3(b)	Restated By-Laws (as amended).	Exhibit 3.2 to the Registrant's Form 8-K dated July 20, 2005.

4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K

4(b)	Restated Articles of Incorporation	See Exhibit 3(a) hereto.

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

Exhibit 4(c) to the 2005 10-K
10(a)	Form of Employment Agreement between the registrant and T.A. Burke dated May 31, 2005.	Exhibit 10.1 to the Registrant’s Form 8-K dated May 31, 2005.
31(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of B.C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

99(a)	Important Factors and Assumptions Regarding Forward-Looking Statements.		X

* Employment Agreement is not materially different from the Employment Agreement between the Registrant and David B. Rayburn filed as Exhibit 10(C) to 2001 10-K.

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

Date: July 21, 2005