Form 10-Q
period 2005-09-26
MODINE MANUFACTURING CO
filed 2005-11-07
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005
Common Stock, $0.625 Par Value	34,457,930

1

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - September 26 and March 31, 2005	3

Consolidated Statements of Earnings -
For the Three Months Ended September 26, 2005 and 2004
and for the Six Months Ended September 26, 2005 and 2004	4

Consolidated Condensed Statements of Cash Flows -
For the Six Months Ended September 26, 2005 and 2004	5

Notes to Consolidated Financial Statements	6-24

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	24-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34-37

Item 4. Controls and Procedures	37-38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38-40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits	40-41

Signatures	42

1

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 26, 2005 and March 31, 2005
(In thousands, except per share amounts)
(Unaudited)
	September 26, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$66,464	$55,091
Trade receivables, less allowance for
doubtful accounts of $1,817 and $3,213	240,570	251,734
Inventories	91,900	149,781
Deferred income taxes and other current assets	45,984	52,724
Total current assets	444,918	509,330
Noncurrent assets:
Property, plant, and equipment - net	460,208	496,180
Investment in affiliates	38,687	35,033
Goodwill -- net	46,811	35,818
Other intangible assets - net	15,416	3,676
Deferred charges and other noncurrent assets	70,000	72,118
Total noncurrent assets	631,122	642,825
Total assets	$1,076,040	$1,152,155
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt -- current portion	$108	$64,912
Accounts payable	148,670	159,876
Accrued compensation and employee benefits	56,771	60,094
Income taxes	15,960	17,979
Accrued expenses and other current liabilities	41,158	42,233
Total current liabilities	262,667	345,094
Noncurrent liabilities:
Long-term debt	160,961	40,724
Deferred income taxes	42,593	44,072
Other noncurrent liabilities	61,156	62,485
Total noncurrent liabilities	264,710	147,281
Total liabilities	527,377	492,375
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 34,824 and 34,871 shares, respectively	21,727	21,794
Additional paid-in capital	59,063	44,559
Retained earnings	472,240	575,937
Accumulated other comprehensive income	15,697	31,991
Treasury stock at cost: 374 and 340 shares, respectively	(10,240)	(9,083)
Restricted stock - unamortized value	(9,824)	(5,418)
Total shareholders' equity	548,663	659,780
Total liabilities and shareholders' equity	$1,076,040	$1,152,155

(See accompanying notes to consolidated financial statements.)

1

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended September 26, 2005 and 2004
and the six months ended September 26, 2005 and 2004
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 26,		Six months ended September 26,
	2005	2004	2005	2004

Net sales	$404,152	$306,717	$800,990	$597,946

Cost of sales	324,366	242,924	640,932	471,800
Gross profit	79,786	63,793	160,058	126,146
Selling, general, and administrative expenses	56,651	42,206	107,204	81,906
Restructuring charges	-	(600)	-	922
Income from operations	23,135	22,187	52,854	43,318
Interest expense	(1,837)	(1,498)	(3,381)	(2,764)
Other income -net	607	1,558	3,278	2,531
Earnings from continuing operations before income taxes	21,905	22,247	52,751	43,085
Provision for income taxes	7,583	8,327	17,731	16,653
Earnings from continuing operations	14,322	13,920	35,020	26,432
Earnings from discontinued operations (net of income taxes)	404	132	457	1,429
Loss on spin off of discontinued operations	(54,068)	-	(54,068)	-
Net (loss)/earnings	$(39,342)	$14,052	$(18,591)	$27,861
Earnings per share of common stock from continuing operations
Basic	$0.42	$0.41	$1.02	$0.78
Diluted	$0.41	$0.40	$1.01	$0.77
Net (loss)/earnings per share of common stock:
Basic	$(1.14)	$0.41	$(0.54)	$0.82
Diluted	$(1.14)	$0.41	$(0.54)	$0.81
Weighted average shares - basic	34,185	34,018	34,257	33,975
Weighted average shares - diluted	34,779	34,415	34,705	34,339
Dividends per share	$0.1750	$0.1525	$0.3500	$0.3050

(See accompanying notes to consolidated financial statements.)

1

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended September 26, 2005 and 2004
(In thousands)
(Unaudited)

	Six months ended September 26
	2005	2004

Net (loss)/earnings	$ (18,591)	$ 27,861
Adjustments to reconcile net (loss)/earnings with cash provided by operating activities:
Depreciation and amortization	36,145	32,857
Loss on spin off of Aftermarket operations	53,611	—
Other - net	1,980	1,388
	73,145	62,106
Net changes in operating assets and liabilities	(23,153)	(30,430)
Net cash provided by operating activities	49,992	31,676
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(30,136)	(29,770)
Acquisitions	(37,491)	(82,605)
Spin off of Aftermarket business (cash transferred)	(3,725)	—
Proceeds from dispositions of assets	—	1,125
Other - net	198	(546)
Net cash (used for) investing activities	(71,154)	(111,796)
Cash flows from financing activities:
Additions to short-term debt	—	14,284
Additions to long-term debt	78,000	49,388
Reductions of long-term debt	(18,000)	(11,506)
Settlement of derivative contract	(1,794)	—
Cash proceeds from exercise of stock options	8,597	3,816
Repurchase of common stock, treasury, and retirement	(24,261)	(483)
Cash dividends paid	(12,140)	(10,424)
Other - net	4,526	5,165
Net cash provided by financing activities	34,928	50,240
Effect of exchange-rate changes on cash	(2,393)	(596)
Net increase /(decrease) in cash and cash equivalents	11,373	(30,476)
Cash and cash equivalents at beginning of period	55,091	69,758
Cash and cash equivalents at end of period	$ 66,464	$ 39,282

(See accompanying notes to consolidated financial statements.)

1

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

The accompanying consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements incorporated by reference in Modine's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, except for reclassifications made to conform the prior year with the current year’s presentation, the effects of the spin off of the Company’s Aftermarket business and changes to segment disclosures. On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. Management has determined that the Aftermarket business qualifies for discontinued operations treatment and, accordingly, the accompanying financial statements and footnotes have been presented on that basis. The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2006 are not necessarily indicative of the results to be expected for the full year.

Certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's 2005 Annual Report to Shareholders, which statements and notes were incorporated by reference in Modine's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

2.	Significant accounting policies

Cash and cash equivalents -
Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $9,730,000 and $5,204,000 at
September 26, 2005 and March 31, 2005, respectively.

Reclassifications and discontinued operations -
Effective with the first quarter of fiscal 2006 and on a retroactive basis, the Company’s earnings statements reflect the reclassification from “other income/expense” to operating activities (sales, cost of goods sold or selling, general and administrative expenses) of items such as royalty income, gains or losses on asset disposals, tooling sales profits or losses, and purchase discounts relating to payment timing. Also, further modifications were made in fiscal 2006 to the allocations of certain centralized services expenses from corporate and administrative expenses affecting cost of goods sold and selling, general and administrative expenses. These changes are designed to provide a more meaningful and inclusive presentation of operating information. Below please find the reconciliation of the impact of these reclassifications together with the discontinued operations effect on the consolidated statements of earnings for the three months and six months ended September 26, 2004.

	For the six months ended September 26, 2004
(In thousands)	Earnings Before Reclassifications	Reclassifications	As Currently Reported

Net sales	$595,409	$2,537	$597,946

Cost of sales	467,657	4,143	471,800
Gross profit	127,752	(1,606)	126,146
Selling, general, and administrative expenses	88,181	(6,275)	81,906
Restructuring charges	922	-	922
Income from operations	38,649	4,669	43,318
Interest expense	(2,764)	-	(2,764)
Other income -net	7,200	(4,669)	2,531
Earnings from continuing operations before income taxes	43,085	-	43,085
Provision for income taxes	16,653	-	16,653
Earnings from continuing operations	26,432	-	26,432
Earnings from discontinued operations (net of income taxes)	1,429	-	1,429
Net earnings	$ 27,861	$ -	$ 27,861

	For the three months ended September 26, 2004
(In thousands)	Earnings Before Reclassifications	Reclassifications	As Currently Reported

Net sales	$305,445	$1,272	$306,717

Cost of sales	240,588	2,336	242,924
Gross profit	64,857	(1,064)	63,793
Selling, general, and administrative expenses	45,399	(3,193)	42,206
Restructuring charges	(600)	-	(600)
Income from operations	20,058	2,129	22,187
Interest expense	(1,498)	-	(1,498)
Other income -net	3,687	(2,129)	1,558
Earnings from continuing operations before income taxes	22,247	-	22,247
Provision for income taxes	8,327	-	8,327
Earnings from continuing operations	13,920	-	13,920
Earnings from discontinued operations (net of income taxes)	132	-	132
Net earnings	$ 14,052	$ -	$ 14,052

Stock-based compensation -
Stock based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with Statements of Financial Accounting Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure, Modine's net earnings and net earnings per share would have been as follows:

(In thousands, except per share amounts)
	Three months ended		Six months ended
	September 26,		September 26,
	2005	2004	2005	2004

Earnings from continuing operations	$14,322	$13,920	$35,020	$26,432
Compensation expense for stock awards as reported	1,209	411	1,804	849
Stock compensation expense under fair value method	(1,209)	(748)	(2,020)	(1,186)
Earnings from continuing operations pro forma	$14,322	$13,583	$34,804	$26,095

Net (loss)/earnings as reported	$(39,342)	$14,052	$(18,591)	$27,861
Compensation expense for stock awards as reported	1,209	411	1,804	849
Stock compensation expense under fair value method	(1,209)	(748)	(2,020)	(1,186)
Net (loss)/earnings pro forma	$(39,342)	$13,715	$(18,807)	$27,524

Earnings per share from continuing operations (basic) as reported	$0.42	$0.41	$1.02	$0.78
Earnings per share from continuing operations (basic) pro forma	$0.42	$0.40	$1.02	$0.77
Earnings per share from continuing operations (diluted) as reported	$0.41	$0.40	$1.01	$0.77
Earnings per share from continuing operations (diluted) pro forma	$0.41	$0.39	$1.00	$0.76

Net (loss)/earnings per share (basic) as reported	$(1.14)	$0.41	$(0.54)	$0.82
Net (loss)/earnings per share (basic) pro forma	$(1.14)	$0.40	$(0.55)	$0.81

Net (loss)/earnings per share (diluted) as reported	$(1.14)	$0.41	$(0.54)	$0.81
Net (loss)/earnings per share (diluted) pro forma	$(1.14)	$0.40	$(0.54)	$0.80

        New Accounting Pronouncements -

In May 2005, the FASB issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt this statement starting in its fiscal 2007 reporting period. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provides for a one-time special dividends received deduction for certain qualifying dividends from controlled foreign corporations. The Company is in the process of developing a complete analysis of the costs and benefits of repatriation under the Act; however, based upon its initial and ongoing analysis, the Company is considering repatriating between $70 and $85 million of foreign earnings, which would result in a tax liability between $2 and $4 million. The Company expects to complete its evaluation as to the applicability and impact of the Act during the third fiscal quarter ending December 26, 2005.

In addition, the Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Act also provides for a two-year phase-out of the existing extra-territorial income exclusion (ETI) for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in FSP 109-1, Application of SFAS No.109, “Accounting for Income Taxes,” to the “Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. The Company has determined that its production activities will qualify under the Act. The benefit of this deduction is not expected to have a material impact on the Company’s effective tax rate for fiscal 2006.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" (EITF 05-6). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or the purchase. This guidance is applicable only to the leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company’s capitalization policies are consistent with the guidance provided by EITF 05-6 and, accordingly, adoption of the guidance had no effect on the financial statements in the second quarter.

3.	Pension and other post-retirement benefit plans

Costs for Modine's pension and other post-retirement benefit plans for the six months and three months ended September 26, 2005 and 2004 include the following components:

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the three months ended September 26,	2005	2004	2005	2004
Service cost	$1,935	$2,043	$ 99	$ 100
Interest cost	3,371	3,686	547	408
Expected return on plan assets	(4,578)	(5,175)	-	-
Amortization of:
Unrecognized net loss (gain)	1,195	707	156	(1)
Unrecognized prior service cost	11	110	-	75
Unrecognized net obligation (asset)	(5)	(7)	-	-
Adjustment for curtailment	273	-	-	-
Net periodic benefit cost	2,202	1,364	802	582
Less: discontinued operations	(377)	(135)	(10)	-
Net periodic benefit cost for continuing operations	$ 1,825	$ 1,229	$792	$582

(In thousands)	Pension Plans		Other Post-Retirement Plans
For the six months ended September 26,	2005	2004	2005	2004
Service cost	$4,060	$3,921	$ 197	$ 199
Interest cost	7,061	7,155	1,095	1,058
Expected return on plan assets	(9,218)	(10,011)	-	-
Amortization of:
Unrecognized net loss (gain)	2,378	1,255	313	256
Unrecognized prior service cost	(2)	247	-	(22)
Unrecognized net obligation (asset)	(13)	(14)	-	-
Adjustment for curtailment	273	430	-	-
Net periodic benefit cost	4,539	2,983	1,605	1,491
Less: discontinued operations	(613)	(271)	(41)	-
Net periodic benefit cost for continuing operations	$ 3,926	$ 2,712	$1,564	$1,491

The Company expects to make pension plan contributions of approximately $2.8 million to its domestic qualified pension plans in December 2005. This amount includes the $112,000 in statutory contributions previously reported.

4.   Other income - net

(In thousands)	Three months ended September 26,		Six months ended September 26,
	2005	2004	2005	2004
Equity in earnings of non-consolidated affiliates	$1,524	$1,235	$2,557	$2,710
Interest income	627	166	842	300
Foreign currency transactions	(1,703)	89	(374)	(585)
Other non-operating income	159	68	253	106
Total	$607	$1,558	$3,278	$2,531

5.  Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share data)	Three months ended September 26		Six months ended September 26
	2005	2004	2005	2004

Earnings per share from continuing operations
Basic	$0.42	$0.41	$1.02	$0.78
Dilution	$0.41	$0.40	$1.01	$0.77

Numerator:
Earnings from continuing operations available to common shareholders	$14,322	$13,920	$35,020	$26,432
Denominator:
Weighted average shares outstanding - basic	34,185	34,018	34,257	33,975
Effect of dilutive securities - options*	594	397	448	364
Weighted average shares outstanding -- assuming dilution	34,779	34,415	34,705	34,339

Net (loss)/ earnings per share
Basic	$(1.14)	$0.41	$(0.54)	$0.82
Dilution	$(1.14)	$0.41	$(0.54)	$0.81

Numerator:
Net (loss)/ earnings available to common shareholders	$(39,342)	$14,052	$(18,591)	$27,861
Denominator:
Weighted average shares outstanding - basic	34,185	34,018	34,257	33,975
Effect of dilutive securities - options*	594	397	448	364
Weighted average shares outstanding -- assuming dilution	34,779	34,415	34,705	34,339

*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$35.19	$30.49	$32.63	$29.60
Number of shares	-	615	200	615

6. Comprehensive (Loss)/Earnings

Comprehensive (loss)/earnings which represent net earnings adjusted by the change in foreign-currency translation, minimum pension liability, and a cash flow hedge of a benchmark interest rate for a forecasted debt borrowing recorded in shareholders’ equity, for the periods ended September 26, 2005 and 2004 were ($37,211,000) and $15,624,000, respectively, for three months, and ($34,885,000) and $23,713,000, respectively, for six months.

7.      Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.
		(In thousands)
	September 26, 2005	March 31, 2005
Raw materials	$ 38,861	$ 38,169
Work in process	30,368	34,234
Finished goods	22,671	77,378
Total inventories	$91,900	$149,781

8.      Property, Plant, and Equipment

		(In thousands)
	September 26, 2005	March 31, 2005
Gross, property,
plant & equipment	$914,129	$1,006,941
Less accumulated depreciation	(453,921)	(510,761)
Net property, plant & equipment	$460,208	$496,180

9. Acquisitions

Effective May 3, 2005, Modine acquired a 100% equity interest, by means of a stock purchase, in the privately held company of Airedale International Air Conditioning Limited of Leeds, U.K. for $37.5 million, net of cash acquired. The acquisition was financed through cash generated through operations and borrowing on the Company’s revolving credit agreement. As part of the purchase agreement, $1,904,000 was placed in escrow for a period of one year to cover potential claims or adjustments that may arise.

The acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired of $9,977,000 was recorded as goodwill. Goodwill of $9,679,000 was recorded at the acquisition date. During the second quarter of fiscal 2006 the goodwill related to the Airedale acquisition was increased by $298,000. The adjustments recorded pertained to additional professional service costs, the finalization of the settlement statement for which an estimated accrual had been recorded at the time of the acquisition and estimated closure and severance costs related to closing of the Bensalem, Pennsylvania facility, acquired as part of the acquisition. Production under the Airedale brand, previously performed in Bensalem, will be relocated to other existing U.S. plants in the Commercial HVAC&R segment. The Company currently expects that the goodwill amounts will not be deductible for income tax purposes. An intangible asset was recorded at the acquisition date for a trademark valued at $12,834,000. The trademark will be amortized over a 15 year period.

Founded in 1974 in Leeds and with calendar 2004 revenues of approximately $75 million, Airedale is a leading designer and manufacturer of specialty air conditioning systems sold in more than 50 countries. While the majority of its sales are in the United Kingdom, approximately 40 percent of Airedale’s 2004 revenues were principally to North America, continental Europe, South Africa and Asia.

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

Airedale is reported in the Commercial HVAC&R segment. For financial reporting purposes, the Airedale operations are included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. The Airedale investment did not have a material effect on the consolidated results of operations and accordingly, pro forma information is not presented.

During the first quarter of fiscal 2006, the goodwill related to the Jackson, Mississippi facility, acquired in March of 2005, was adjusted by $1.2 million relative to opening balance adjustments in accounts payable and accrued compensation.

The following provides an updated preliminary allocation of the purchase price in relation to the Airedale acquisitions and the Jackson, Mississippi acquisitions:

(In thousands)	Airedale	Jackson, Mississippi

Assets acquired
Trade receivables -net	$ 15,646	$ 5,839
Inventories	5,260	5,766
Property, plant and equipment - net	5,629	9,450
Trademark	12,834	—
Other current assets	358	731
Total assets	$ 39,727	$ 21,786

Liabilities assumed
Accounts payable	$ 9,235	$ 7,105
Accrued compensation	1,312	639
Accrued expenses and other current liabilities	1,615	830
Income Taxes	34	—
Other noncurrent liabilities	17	—
Total liabilities	$ 12,213	$ 8,574

Cash purchase price, net of cash acquired	$ 37,491	$ 16,637

Recognized goodwill	$ 9,977	$ 3,425

10. Divestiture - discontinued operations

On July 22, 2005, the Company completed the previously announced spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun off business into Transpro, Inc. (“Transpro”).

Effective July 22, 2005, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 31, 2005, among Modine, Modine Aftermarket Holdings, Inc. and Transpro, Inc., and as amended June 16, 2005, Modine Aftermarket Holdings, Inc. was merged with and into Transpro, with Transpro surviving the merger. For accounting purposes, Transpro is considered to be the acquirer of Modine Aftermarket Holdings, Inc. Upon effectiveness of the merger, Transpro changed its name to Proliance International, Inc.

Based upon management’s completed analysis of the transaction, it determined that its Aftermarket business, part of the former Distributed Products segment, should be presented as a discontinued operation in its consolidated financial statements. In the second quarter of fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53.6 million. The amount of the non-cash charge consists of two components: $50.4 million to reflect the difference between the value which Modine shareholders received in the new company of $51.3 million, a function of the stock price of Transpro, Inc at the closing, and the $101.7 million in asset carrying value of Modine’s Aftermarket business; and $3.2 million of foreign currency translation loss recognized at the date of the transaction. In addition, an estimated $0.5 million of unreimbursed transaction expenses were recorded to arrive at a total preliminary transaction disposal cost of $54.1 million as reported in the consolidated statement of earnings.

The assets and liabilities of the Aftermarket business (a part of the former Distributed Products segment which was eliminated in the Company’s segment restructuring in the second quarter) reported as discontinued operations, on July 22, 2005, the date of the spin off, were as follows:

(In thousands)
Trade receivables	$33,652
Inventory	59,768
Other current assets	13,463
Property, plant and equipment	20,201
Other non-current assets	1,425
Assets of discontinued operations	128,509

Accounts payable	15,051
Other current liabilities	9,463
Other non-current liabilities	2,316
Liabilities of discontinued operations	26,830

The table below presents the revenue, earnings from discontinued operations, net of income taxes, loss on spin off of discontinued operations and per share effects from the spin off of the Aftermarket business.

(In thousands)	For the three months ended September 26		For the six months ended September 26
	2005	2004	2005	2004

Net sales	$28,487	$58,175	$82,579	$115,573
Earnings from discontinued operations, net of taxes	404	132	457	1,429
(Loss) on spin off of discontinued operations	(54,068)	-	(54,068)	-

Earnings per share from discontinued operations, net of income taxes
Basic	$0.01	$0.00	$0.01	$0.04
Diluted	$0.01	$0.01	$0.01	$0.04
(Loss) per share on spin off of discontinued operations
Basic	($1.57)	-	($1.57)	-
Diluted	($1.56)	-	($1.56)	-

11.	Goodwill and Intangible Assets

Effective May 3, 2005, the Company completed the acquisition of Airedale International Air Conditioning Limited of Leeds, U.K. The excess of the purchase price over the fair value of the net assets acquired was $9,977,000 and has been recorded as goodwill. An additional $298,000 of goodwill was recorded in the second quarter. The adjustments recorded pertained to: additional professional service costs; the finalization of the settlement statement for which an estimated accrual had been recorded at the time of the acquisition; and estimated closure and severance costs related to closure of the Bensalem, Pennsylvania facility. The newly acquired operations are included in the Commercial (‘Comm’l”) HVAC&R segment for reporting purposes using a one-month delay. In the acquisition, Modine acquired the Airedale trademark valued at $12,834,000. This trademark has been deemed to have a 15 year life with no residual value and as a result will be amortized on a straight line basis over its useful life.
As discussed above in the acquisition footnote, the goodwill related to the purchase of the Jackson, Mississippi facility, included as part or the Original Equipment (“OE”) - Americas segment, was adjusted in the first quarter.

Changes in the carrying amount of goodwill during the first six months of fiscal 2006, by segment and in the aggregate, are summarized in the following table:

	OE	OE	OE	Comm’l
(In thousands)	Americas	Asia	Europe	HVAC&R	Other	Total

Balance, April 1, 2005	$ 22,568	$ 522	$ 8,755	$ 1,599	$ 2,374	$ 35,818
Acquisitions	1,201	-	-	9,977	-	11,178
Fluctuations in foreign currency	-	(1)	(334)	65	85	(185)
Balance, September 26, 2005	$ 23,769	$ 521	$ 8,421	$ 11,641	$ 2,459	$ 46,811

Additional disclosures related to intangible assets are as follows:

	September 26, 2005		March 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(In thousands)	Value	Amortization	Value	Amortization

Amortized Intangible Assets:
Patents and product technology	$ 3,952	$ 3,044	$ 3,951	$ 2,912
Non-compete agreements	-	-	2,232	2,183
Trademark	12,834	270	-	-
Other intangibles	110	110	118	110
Total Amortized Intangible Assets	16,896	3,424	6,301	5,205
Unamortized Intangible Assets:
Pension Asset	1,944	-	2,580	-
Total intangible assets	$ 18,840	$ 3,424	$ 8,881	$ 5,205

The aggregate amortization expense for the three months ended September 26, 2005 and 2004, were $267,000 and $65,000, respectively. The aggregate amortization expense for the six months ended September 26, 2005 and 2004, were $408,000 and $132,000, respectively. Compared to prior reported estimates, amortization expense increased as a result of the acquisition of the Airedale trademark in the first quarter of fiscal 2006. Total estimated annual amortization expense expected for fiscal years 2006 through 2011 and beyond are as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)

2006	$ 939
2007	1,072
2008	1,067
2009	939
2010	811
2011 & Beyond	8,644

12.     Financial Instruments

         Concentrations of Credit Risk

The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At each of September 26, 2005 and March 31, 2005, approximately 57%, of the Company's trade accounts receivables were from the Company's top ten customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies
In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At September 26, 2005, the Company had a 43.1 billion won ($41,665,000), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income (expense) in the consolidated statement of earnings and act to offset any currency movement outside of the collar on the outstanding loan receivable. This derivative instrument expires on August 29, 2006.

At September 26, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH, had an 11.1 million euro ($13,694,000), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. The potential loss from a hypothetical 10% change in exchange rates between the euro and the Hungarian forint, assuming a stable exchange rate between the euro and the dollar could result in an adverse or favorable currency translation gain/loss of approximately $1,369,000. For the three months ended September 26, 2005 and 2004, the Company recorded in "other income - net" translation (losses) of ($457,000) and ($480,000), respectively. For the six months ended September 26, 2005 and 2004, the Company recorded in “other income - net” translation gains/(losses) of $223,000 and ($876,000), respectively.

13.	Indebtedness
On September 29, 2005, the Company borrowed $75,000,000 payable September 29, 2015, at 4.91% through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay the outstanding debt to The Prudential Insurance Company of America and related interest maturing on September 29, 2005 totaling $61,559,000 and for other general corporate purposes. As a result of this refinancing, the outstanding current portion of long term-debt related to the note that matured on September 29, 2005 was reclassified in the balance sheet at September 26, 2005 to long-term debt. The note purchase agreement contains customary restrictive covenants including certain restrictions on the following:

•	Other indebtedness, including that of guarantor subsidiaries;
•	Consolidations and mergers;
•	Sale of assets;
•	Investments, loans, and encumbrances;
•	Transactions with affiliates; and
•	Modine’s total debt to EBITDA ratio.

14.     Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign exchange risk-management strategy that uses derivative instruments in a limited way to mitigate the foreign currency exchange risk of Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the second quarter of fiscal 2006 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries
The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries are managed partially through foreign currency euro-denominated debt agreements entered into by the parent. For the three and six months ended September 26, 2005, $160,000 and $4,451,000, respectively, in net losses related to the foreign-currency- Euro-denominated debt agreements were recorded in the cumulative translation adjustment offsetting a portion of the translation gain recognized on the net assets of the European subsidiaries.

Interest Rate Lock on Forecasted Debt Borrowing
On August 5, 2005, the Company entered into a 1-month forward 10-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005 subsequent to the end of the quarter. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate and, accordingly, the settlement of the contract which occurred on September 1, 2005 and totaled $1,794,000 was recorded as other comprehensive loss and will be amortized to interest expense over the life of the loan.

Euro Forward Exchange Contract
On September 19, 2005, the Company entered into a forward exchange contract to purchase 30 million euro in anticipation of the 50 million euro note maturing on September 29, 2005. This derivative contract was entered into to mitigate expected cash flow losses as the result of a strengthening euro against the dollar. A foreign exchange loss of $350,000 was recorded in the second quarter as a result of recording the fair value of the derivative as of September 26, 2005.

15.	Product Warranties and other Commitments

Warranty Liability ( in thousands)

Three months ended September 26:	2005	2004
Balance at June 27	$16,586	$20,770
Acquisitions	141	3,037
Accruals for warranties issued in current year	2,635	2,459
Accruals related to pre-existing warranties	(1,631)	(115)
Settlements made	(2,828)	(2,616)
Effect of exchange-rate changes on the warranty liability	(14)	151
Less: discontinued operations	(2,904)	-
Balance at September 26, from continuing operations	$11,985	$23,686

Warranty Liability (in thousands)

Six months ended September 26:	2005	2004
Balance at April 1	$17,831	$20,916
Acquisitions	380	3,037
Accruals for warranties issued in current year	6,019	5,080
Accruals related to pre-existing warranties	(3,163)	329
Settlements made	(5,711)	(5,681)
Effect of exchange-rate changes on the warranty liability	(467)	5
Less: discontinued operations	(2,904)	-
Balance at September 26, from continuing operations	$11,985	$23,686

Favorable adjustments to pre-existing warranties reflect lower than anticipated levels of reported failures in the statistical models used for specific programs where certain product issues had been identified by the Company.

Commitments:
At September 26, 2005, the Company had capital expenditure commitments of $26,904,000. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, North America and Asia and for the SAP ERP systems project in North America. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

16.	Common and treasury stock

The following is a summary of the common stock and treasury activity for the six months ended September 26, 2005.

(In thousands)	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at March 31, 2005	34,871	$21,794	(340)	($9,083)
Purchase of treasury stock	-	-	(34)	(1,157)
Stock options and awards including related tax benefits	568	356	-	-
Repurchases and retirements	(615)	(423)	-	-
Balance at September 26, 2005	34,824	$21,727	(374)	($10,240)

17. Segment data

In the second quarter of fiscal 2006, Modine expanded its operating segments principally as a result of the spin off of its Aftermarket business and the elimination of the former Distributed Products segment. Following the spin off, Modine has nine operating segments that have been aggregated into five reportable segments. The following tables presented below have been restated to present the segments’ operating and asset information under the new segment organizational structure. The new reportable segment structure is as follows:

Original Equipment - Americas (Automotive, Truck and Heavy-Duty)
Original Equipment - Asia (Automotive, Truck and Heavy-Duty)
Original Equipment - Europe (Automotive, Truck and Heavy-Duty)
Commercial HVAC&R (Heating, Ventilating, Air Conditioning and Refrigeration)
Other (Electronics Cooling and Fuel Cells)

In the current year, six months of the Korean and Chinese acquisitions results together with six months of the Jackson, Mississippi acquisition results are included in the Original Equipment -Asia and Original Equipment - Americas segments, respectively, while four months of the Airedale acquisition results are included in Commercial HVAC&R segment. None of these acquisitions impacted the prior year periods presented here. On July 22, 2005, the Company’s Aftermarket business was spun-off in a tax-free transaction and merged with Transpro, Inc. as discussed earlier. Management has determined that this disposal qualifies for discontinued operations treatment and accordingly, the segment data below is presented on a continuing operations basis.

	(In thousands)
Three Months ended September 26,	2005	2004
Sales :
Original Equipment - Americas	$ 172,607	$ 142,855
Original Equipment - Asia	49,722	14,215
Original Equipment - Europe	128,740	116,783
Commercial HVAC&R	46,093	24,498
Other	8,201	8,030
Segment Sales	$ 405,363	$ 306,381
Corporate and Administrative	774	1,271
Eliminations	(1,985)	(935)
Total Net Sales	$ 404,152	$ 306,717
Operating Earnings/(Loss) :
Original Equipment - Americas	$ 22,919	$ 19,672
Original Equipment - Asia	(687)	626
Original Equipment - Europe	16,954	13,920
Commercial HVAC&R	4,207	2,808
Other	(3,232)	(3,104)
Segment Earnings	$ 40,161	$ 33,922
Corporate and Administrative	(17,443)	(11,771)
Eliminations	27	39
Other Items Not Allocated to Segments	(840)	57
Earnings from Continuing Operations Before Income Taxes	$ 21,905	$ 22,247

	(In thousands)
Six Months ended September 26,	2005	2004
Sales :
Original Equipment - Americas	$ 337,537	$ 284,378
Original Equipment - Asia	107,549	14,215
Original Equipment - Europe	268,733	238,633
Commercial HVAC&R	74,549	43,497
Other	14,989	16,432
Segment Sales	$ 803,357	$ 597,155
Corporate and Administrative	1,567	2,424
Eliminations	_ (3,934)	_ (1,633)
Total Net Sales	$ 800,990	$ 597,946
Operating Earnings/(Loss) :
Original Equipment - Americas	$ 43,845	$ 40,966
Original Equipment - Asia	1,874	626
Original Equipment - Europe	37,969	28,096
Commercial HVAC&R	6,430	4,745
Other	(7,284)	(7,631)
Segment Earnings	$ 82,834	$ 66,802
Corporate and Administrative	(30,427)	(23,522)
Eliminations	57	36
Other Items Not Allocated to Segments	287	(231)
Earnings from Continuing Operations Before Income Taxes	$ 52,751	$ 43,085

	(In thousands)
	September 26,	March 31,
As of	2005	2005
Assets:
Original Equipment - Americas	$ 261,568	$ 253,387
Original Equipment - Asia	142,901	151,721
Original Equipment - Europe	369,886	366,144
Commercial HVAC&R	97,870	39,048
Other	27,583	26,865
Corporate & Other Subs	181,989	194,368
Eliminations	(5,757)	(9,476)
Total assets	$ 1,076,040	$ 1,022,057

The assets presented in the above table at March 31, 2005 exclude $130,098,000 of assets from the spun off Aftermarket business which was included as part of the former Distributed Products segment.

18.     Contingencies and Litigation

The United States Environmental Protection Agency (“US EPA”) has designated Modine as a potentially responsible party ("PRP") for remediation of four waste disposal sites: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these four sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In two instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the US EPA at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In April 2004 and July 2004, Modine signed participation agreements with other PRPs to perform site investigations, collect pertinent site data, and develop a remedial work plan. In February 2005, the US EPA accepted the PRP Group’s Good Faith Offer demonstrating the Group’s qualifications and willingness to negotiate with the US EPA to conduct or finance the Remedial Investigation/Feasibility Study at the site. Negotiations concerning the RI/FS and other agreements between the PRP Group and the US EPA continued through the second quarter of fiscal 2006.

In October 2004, Modine received a Request for Information from the US EPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. The US EPA requested information pertaining to Modine's alleged contributions to this site and for any information Modine may possess relating to the site's activities. In October 2004, Modine responded to the US EPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine's Clinton, Tennessee location. Modine, however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes. Modine has not received any contact from the US EPA concerning this site since October 2004.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine's relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs, as of September 26, 2005.

The Interstate Lead (Alabama) site which was listed in previous periodic reports has been removed from the above listing of sites having Modine PRP involvement. In connection with the spin off in the second quarter of fiscal 2006, Proliance International Inc. as successor in interest to Modine Aftermarket Holdings, Inc., assumed any liability Modine may have for alleged past disposal of wastes from Modine‘s Aftermarket business at this site. In addition, in connection with the spin off of the aftermarket business, Modine retained the liability of its subsidiary, Nederlandse Radiateuren Fabriek B.V. (“NRF”), for the clean up of hazardous waste in the soil and groundwater at NRF’s facility in Mill, The Netherlands that existed at the time of the spin off.

An obligation for remedial activities may also arise at a Modine-owned or formerly Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at September 26, 2005, March 31, 2005, 2004 and 2003 to cover the investigative work and remediation for sites in the United States and The Netherlands were $1.0 million, $1.2 million, $1.2 million and $1.0 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." No significant changes to these accruals were recorded in the second quarter of fiscal 2006.

Other

Behr Patent Infringement Litigation
With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. Although any judgment that may result from the litigation is not expected to have a material effect on Modine’s financial position or operations, the Company has recorded, at September 26, 2005, an accrual amount based upon a reasonable estimated royalty rate should Behr prevail in the lawsuit. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities asserted that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The Mannheim court issued its decision in August 2005, wherein it found against Modine. Modine has appealed this decision. A decision from the Munich court in the nullity suit is expected in the second calendar quarter of 2006. Modine intends to vigorously defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

Behr Damages Litigation
With a brief dated July 23, 2004, Behr GmbH & Co. KG sued Modine Manufacturing Company in the District Court in Duesseldorf, Federal Republic of Germany, alleging a claim based on Modine bringing a patent infringement suit in bad faith and thereby causing Behr damages in the year 2000. The lawsuit seeks compensatory damages as the result of Behr having to re-design certain of its PF-style condensers to avoid the Modine patent, and recovery of its legal costs as provided by German law. A hearing was held on August 16, 2005. The Dusseldorf Court found in Modine’s favor on September 8, 2005. Behr has appeal rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the Second Quarter of Fiscal 2006 with the Second Quarter of Fiscal 2005

In the second quarter of fiscal 2005, the Company completed the previously announced spin-off and immediate merger of its Aftermarket business into Transpro, Inc. Effective upon the completion of the merger Transpro was renamed Proliance International, Inc. Revenues for the quarter, through the spin-off date of July 22, 2005, for the Aftermarket business which is being reported as a discontinued operation were $28.5 million compared to $58.2 million in the previous year.

Effective with the second quarter of fiscal 2006, management expanded its reportable operating segments principally as a result of spin off of its aftermarket business and the elimination of the former Distributed Products segment. Management believes the expanded reporting segment structure reinforces the benefits of market, customer and geographic diversification and product breath around its core business and technology platform in thermal management.

The management discussion and analysis below reflect the results of continuing operations excluding the discontinued Aftermarket business, unless specifically noted.

Second quarter net sales of $404.2 million were 31.8% higher than the $306.7 million reported in the second quarter of last year. Foreign currency translation added a favorable impact of $0.8 million due to the strengthening Korean won to the dollar offset in part by the weakening euro to the dollar.

Revenues from the Original Equipment (“OE”) - Americas segment grew by 20.8%, or $29.8 million, from the same quarter last year. The acquisition of the Transpro heavy-duty OE business in Jackson, Mississippi was responsible for $16.5 million of this growth. The other main contributors were strong truck volumes and continued strength in the construction equipment markets. The North American automotive market has remained strong due to continued pricing incentives, but the mix of products supplied by Modine was unfavorably affected when compared to last year by a slowdown in truck and SUV sales. Truck and SUV sales are not expected to improve in the second-half of the year due to the current fuel price conditions.

The $35.5 million or 250% growth in revenues of the Original Equipment - Asia segment was primarily driven by a full quarter of sales this year versus only one month of sales in fiscal 2005, when results from the July 31, 2004 acquisition of WiniaMando’s Automotive Climate Control division in South Korea were recorded. The market for commercial vehicles produced in Korea is slightly depressed versus recent years due to general economic conditions and sales in the second-half of the year are expected to be comparable with the first-half of the year.

Revenues from the Original Equipment - Europe segment grew by 10.2%, or $12.0 million, from the same quarter last year which included as unfavorable dollar to euro currency effect of $0.7 million for the quarter. This growth is specifically driven by strength in the Heavy-Duty business and new product launches, particularly with BMW. This growth was offset partially by an unfavorable product mix in the overall Automotive business in Europe. The European on-highway truck market continued to be strong in the second quarter, while the off-highway market was up slightly.

In the Commercial HVAC&R (heating, ventilating, air conditioning, and refrigeration) segment, revenue increased 88.2%, or $21.6 million. The acquisition of Airedale International Air Conditioning, in April 2005, contributed $18.4 million to the segment. In addition, the market for coils and cooling products remained strong while the overall heating market continues to be flat year over year.

In the “Other” segment, revenues improved by 2% on higher sales in the Electronics Cooling business, partially offset by lower revenues from the Fuel Cell market.

Gross margin, as a percentage of sales, was 19.7%. This represents a 1.1 percentage point decrease from the 20.8% earned in the second quarter of the previous fiscal year. The Original Equipment - Americas segment experienced reduced margins due to continued pricing increases in the metals market, product mix shifts and customer pricing pressure. The Original Equipment - Asia segment had a negative impact on the overall Company’s margin, partially due to the impact of a labor contract settlement at the Company’s Asan City location. The integration, standardization and continuous improvement efforts in this segment continue. The Original Equipment - Europe segment benefited from increased margins in their heavy duty business due to the strength of the market, operational improvements, cost reduction initiatives, and favorable warranty experience which allowed for a reduction in existing warranty accruals. The Commercial HVAC&R segment experienced slight margin declines due to the Airedale acquisition and slightly higher material costs. The “Other” segment registered small gross margin declines and had a negligible impact on the Company’s overall gross margin.

Selling, general and administrative expenses of $56.7 million were up from the prior year’s second quarter of $42.2 million and up slightly, by 0.2% as a percentage of sales to 14.0%. The acquisitions of Modine Korea (July ’04) and Airedale (May ’05) resulted in an increase of $3.9 million and $3.1 million, respectively. A number of expense categories contributed to the remaining increase in selling, general and administrative expenses, the larger items being professional services (including litigation costs) and contract employees, salaries and other compensation, and personnel expenses, related in part to higher severance costs and the relocation of employees to various countries around the world as the Company continues to expand its global presence.

There were no restructuring costs recorded in the second quarter of fiscal 2006. In the prior year, a $0.6 million increase to income was recognized as the result of a favorable buyout agreement that was reached with the lessor of the Guaymas, Mexico facility reducing the closing costs initially recorded at fair value at the time of the announced electronics cooling group restructuring.

Interest expense increased 22.6%, or $0.3 million, while average outstanding debt levels increased $37.3 million, or 33.4%, from the same quarter one year ago. The main factor influencing the change was increased borrowing in conjunction with recent acquisitions.

Net other income decreased by $1.0 million from the same quarter one year ago. Equity in earnings of non-consolidated affiliates was up $0.3 million, from the second quarter of the prior year, and foreign currency translation impact was a $1.7 million loss derived primarily from unhedged and partially hedged inter-company loans. The Company and or its subsidiaries currently have inter-company loans denominated in euros and won which are subject to foreign currency fluctuations. In addition, interest income was up $0.5 million in the comparable periods primarily due to higher cash balances and higher interest rates.

The provision for income taxes in the current quarter was $7.6 million compared to last year's second quarter expense of $8.3 million. The effective tax rate of 34.6% represents a decrease of 2.8 percentage points from the prior year. This decrease resulted primarily from the non recurring repatriation of foreign earnings in the second quarter of last year, a valuation allowance decrease relating to certain foreign tax loss carryforwards and lower state income taxes, offset by foreign tax rate differentials.

Earnings from continuing operations were $14.3 million or $0.42 basic earnings per share and $0.41 diluted earnings per share for the second quarter of the year. This compares to earnings from continuing operations of $13.9 million or $0.41 basic and $0.40 diluted earnings per share, for the second quarter of the prior year. Return on shareholders’ equity through the second quarter of the current fiscal year was 9.5% compared to 9.3% in the prior year.

Net earnings for the second quarter included the results of the discontinued Aftermarket business on the related loss on the spin off. Earnings from discontinued operations were $0.4 million versus $0.1 million in the prior year. Losses from the disposal of the Aftermarket business recorded in the second quarter totaled $54.1 million. This reflects a $50.4 million non-cash charge to record the difference between the value Modine shareholders received in the new company, Proliance, of $51.3 million, a function of the stock price of Transpro, Inc. at the closing, and the $101.7 million in asset carrying value of Modine’s Aftermarket business. The remaining $3.7 million in losses recorded consist of $3.2 million in foreign currency translation loss recognized upon disposal and an estimated $0.5 million in unreimbursed transaction expenses.

Total company net losses for the second quarter of fiscal 2006 were $(39.3) million or $(1.14) per fully diluted share versus net earnings of $14.1 million or $0.41 per fully diluted share in the prior year’s second quarter.

Comparison of the First Six Months of Fiscal 2006 with the First Six Months of Fiscal 2005

As mentioned above in the second quarter analysis and discussion, the Company completed the previously announced spin-off and immediate merger of its Aftermarket business. Revenues for the first four months, through the spin-off date of July 22, 2005, for the Aftermarket business, which is being reported as a discontinued operation, were $82.6 million compared to $115.6 million in the previous year.

The management discussion and analysis below reflect the results of continuing operations excluding the discontinued Aftermarket business, unless specifically noted.

Net sales for the first six months of fiscal 2006 were $801.0 million, up 34.0% from the $597.9 million reported in the same period last year. Sales were positively impacted by net favorable currency exchange rates, primarily the stronger Euro in relation to the dollar, of approximately $9.9 million.

Revenues from the Original Equipment - Americas segment grew by 18.7%, or $53.2 million, from the same period last year. The acquisition in March 2005 of the Transpro heavy-duty OE business in Jackson, Mississippi contributed $31.1 million of this growth. The other main contributors were strong truck volumes and continued strength in the construction equipment markets. Management is not expecting further growth in the heavy-duty truck market as it appears to be stabilizing at current production rates and the medium-duty truck market is beginning to soften. Automotive market (passenger car and light truck) revenues registered a decline on a year over year basis.

The $93.3 million growth in revenues of the Original Equipment - Asia segment was primarily driven by six months of sales this year versus only one month of sales in fiscal 2005, when the results from the July 31, 2004 acquisition of WiniaMando’s Automotive Climate Control division in South Korea were recorded. The market for commercial vehicles produced in Korea remains depressed compared to recent years due to general economic conditions. These market conditions are expected to continue through the remainder of this fiscal year.

Revenues from the Original Equipment - Europe segment grew by 12.6%, or $30.1 million, from the same period last year which included an $8.5 million favorable dollar to euro currency impact for the first six months of fiscal 2006. This growth is specifically driven by strength in the Heavy-Duty business (primarily on-highway truck) and new product launches, particularly with BMW. We anticipate some leveling out in the on-highway truck market during the second half of fiscal 2006; however, the market will remain above fiscal 2005 levels.

In the Commercial HVAC&R segment, revenue increased 71.4%, or $31.1 million. The acquisition of Airedale International Air Conditioning in April 2005 contributed $25.0 million to the segment. In addition, the market for OE HVAC coils and cooling products remain strong while the heating market continued to run steady year over year.

In the “Other” segment, revenues declined by 9% when compared to the previous year. A slow electronics market and lower fuel cell revenues were the main factors contributing to the decline.

Gross margin, as a percentage of sales, was 20.0%. This was a 1.1 percentage point decrease from the 21.1% earned in the first half of the previous fiscal year. The Original Equipment - Americas segment experienced reduced margins due to continued pricing increases in the metals market, product mix shifts and customer pricing pressure. This segment is also experiencing the normal lag in the pass-through of higher raw material costs, primarily copper. The Original Equipment - Asia segment had a negative impact on the overall Company’s margin, partially due to the impact of a labor contract settlement at the Company’s Asan City location and depressed volume for commercial vehicles. The integration, standardization and continuous improvement efforts in this segment continue. The Original Equipment - Europe segment benefited from increased margins in their heavy duty business due to the strength of the market, operational improvements, purchasing cost reduction initiatives and favorable warranty expenses related to lower than expected claims on a specific customer program for pre-existing warranty. The Commercial HVAC&R segment experienced small margin declines due to the Airedale acquisition and slightly higher material costs.

Selling, general and administrative expenses of $107.2 million were up from the prior year’s first six months of $81.9 million and down slightly, by 0.3% as a percentage of sales to 13.4%. The acquisitions of Modine Asia and Airedale resulted in an increase of $8.8 million and $4.4 million, respectively. The larger items contributing to the remaining increase in selling, general and administrative expenses were professional services and contract employees, salaries and other compensation, personnel expenses and developmental costs.

There were no restructuring costs recorded in the first six months of fiscal 2006. In the prior year, a $0.9 million expense was recorded related to the closure of the Guaymas, Mexico facility in the Company’s electronic cooling business. These charges included a $0.7 million expense for a lease buyout and $0.2 million in severance costs.

Interest expense increased 22.3%, or $0.6 million, while average outstanding debt levels increased $35.2 million, or approximately 35.0%, from the same period one year ago. The main factor influencing the change was increased borrowing in conjunction with the acquisitions.

Net other income increased by $0.7 million from the prior year. Interest income was up $0.5 million in the comparable periods primarily due to higher cash balances and improved interest rates.

The provision for income taxes in the first six months was $17.7 million which was up by $1.1 million over the same period last year. The effective tax rate of 33.6% is 5.1 percentage points lower than the 38.7% reported one year ago. This decrease resulted primarily from the non-recurring repatriation of foreign earnings and the one-time income shift between taxing jurisdictions reported last year, a decrease in state income taxes and favorable foreign tax rate differentials, offset by an increase in the valuation allowance related to certain foreign tax loss carryforwards.

Earnings from continuing operations were $35.0 million or $1.02 basic earnings per share and $1.01 diluted earnings per share for the first half of the year. This compares to earnings of $26.4 million or $0.78 basic and $.77 diluted earnings per share, for the first half of the prior year. Return on shareholders’ equity improved for the first six months of the current fiscal year to 11.6% compared with 8.9% in the prior year.

Net earnings for the first six months included the spin off of the Aftermarket business operations, which were treated as discontinued operations. Net earnings from discontinued operations were $0.5 million versus $1.4 million a year earlier. Losses recorded in the second quarter from the disposal of the Aftermarket business, treated as discontinued operations, were $54.1 million as explained in the quarterly analysis above.

First half total company net losses were $(18.6) million or $(0.54) per fully diluted share versus net earnings of $27.9 million or $0.81 per fully diluted share in the prior year.

Outlook for the Remainder of the Year

For fiscal 2006 management expects earnings per share growth from continuing operations in the high single-digit to more likely the low double-digit range compared with $1.79 from continuing operations reported in fiscal 2005, along with higher returns and increased operating cash flow. Second half results are expected to be roughly comparable to the first half results of $1.01 per share. This guidance includes a potential negative impact of as much as $0.10 per share in connection with the possible repatriation of unremitted European earnings related to the American Jobs Creation Act of 2004.

Management would like to stress that a number of economic, market and operating factors will continue to impact the Company’s performance for the balance of fiscal 2006. Positive factors include new business programs, continued strong unit demand in the truck and heavy-duty markets in North America and Europe, accretive acquisitions such as Airedale and Transpro’s heavy-duty OE business, and an aggressive share repurchase program, along with the absence of the former underperforming Aftermarket business. However, challenging business conditions persist in the areas of original equipment price-down pressures along with aggressive competitors and excess capacity, lower North American automotive build rates, a slow electronics industry recovery, and raw material and energy costs.

Overall, the Company is focused on increasing business with existing customers while attracting new customers in multiple global markets with quality products, exceptional service, and new technology offerings. The goal remains to pursue diversification across markets, geographies and customers. The Company is also working hard to leverage the cost base across the growth being seen in the top line. These forward-looking statements regarding sales, earnings and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See "Important Factors and Assumptions Regarding Forward-Looking Statements" below.

FINANCIAL CONDITION

Comparison between September 26, 2005 and March 31, 2005

Current assets

Cash and cash equivalents of $66.5 million increased $11.4 million from the March 31, 2005 balance. The strong generation of cash provided by operating activities and increased borrowing were the primary sources of cash which was used for the Airedale acquisition, property, plant and equipment expenditures, dividends and repurchases of common stock under the on-going repurchase program.

Trade receivables of $240.6 million were down $11.2 million (4%) over year-end, primarily due to the spin off of the Aftermarket business in the second quarter which lowered receivables by $27.7 million from the beginning of the year. Sales volumes for continuing operations were up $7.3 million over the previous quarter, and the May 2005 acquisition of Airedale, added $14.4 million to the trade accounts receivable balance at September 26, 2005 offsetting a portion of the Aftermarket reduction.

Inventory levels of $91.9 million decreased by $57.9 million from year-end, primarily due to the spin off of the Aftermarket business which lowered inventories by $68.0 million from the beginning of the year. The acquisition of Airedale in the Commercial HVAC&R segment added $3.6 million from the beginning of the year. The remaining $6.5 million overall increase was spread across the Company’s other manufacturing facilities.

Deferred income taxes and other current assets decreased by $6.7 million from year-end. A portion of the decrease, $3.0 million, relates to the Aftermarket business spin off with the remaining net decrease of $3.7 million comprised of a $6.3 million decrease in deferred income taxes, a $2.2 million increase in unexpired insurance premiums and smaller changes in a number of the other categories.

The current ratio increased from 1.5 to 1 at March 31, 2005 to 1.7 to 1.0 at September 26, 2005. Net working capital increased $18.0 million to $182.3 million.

Noncurrent assets

Net property, plant and equipment of $460.2 million decreased by $36.0 million from year-end. Approximately $22.2 million of the reduction is attributable to the Aftermarket business spin off which occurred on July 22, 2005. Depreciation of approximately $34.0 million during the first half of the year was higher than capital expenditures of just over $30.0 million. Foreign currency translation was responsible for a large portion of the remaining change from the beginning of the year as the euro weakened against the dollar. Expenditures and commitments include tooling and equipment for new and renewal platforms with new and current customers in Europe, North America and Asia and for continuous improvement related projects. Expenditures and commitments also include SAP ERP and Hyperion consolidation and reporting system installations taking place in North America. Outstanding commitments for capital expenditures were $26.9 million at September 26, 2005. The outstanding commitments will be financed through a combination of funds generated from operations, existing cash reserves, and third party borrowing, as required.

Investments in non-consolidated affiliates of $38.7 million increased by $3.7 million from year-end. The main item increasing the balance was equity earnings of $2.6 million from the Company’s three equity investments with the largest portion coming from its Brazilian joint venture. The remaining change is due to currency fluctuations.

Goodwill and intangible assets increased by $22.7 million. The main item contributing to the change was the acquisition of Airedale, which increased goodwill and added a trademark carried at $10.0 million and $12.6 million, respectively, at September 26, 2005. Additionally, the goodwill related to the purchase of the Jackson, Mississippi facility was increased by $1.2 million due to an adjustment of the opening balance for accounts payable and payroll liabilities.

Deferred charges and other noncurrent assets decreased by $2.1 million. The net reduction was primarily the result of changes in deferred pension assets and insurance deposits partially offset by an increase in long-term deferred tax assets.

Current Liabilities

Accounts payable and other current liabilities, excluding outstanding current debt and income taxes, of $246.6 million were $15.6 million lower than at March 31, 2005. The Aftermarket business spin off reduced these categories by $36.8 from the beginning of the year. The Airedale acquisition impact of $10.4 million partially offset the Aftermarket business reduction. Normal timing differences in the level of operating activity and currency fluctuations accounted for the remaining change. Accrued income taxes decreased $2.0 million from timing differences in making estimated payments.

Debt

Outstanding debt increased $55.5 million to $161.1 million from the March 31, 2005 balance of $105.6 million. An increase in domestic long-term debt accounted for essentially all of the $55.5 million change. Additional net borrowings of $60.0 million were made on existing credit lines to finance the Airedale acquisition and the share repurchase program, offset by a $4.5 million decrease in the dollar value of euro-denominated loans. International long-term debt remained essentially unchanged during the quarter.

Consolidated available lines of credit decreased $26.0 million to $149.7 million during the quarter. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $224.7 million. Domestically, Modine's unused lines of credit decreased $18.0 million to $105 million, due to the borrowings mentioned above. Foreign unused lines of credit were $44.7 million, which included $38.5 million of available credit lines in South Korea. The remaining available lines of credit were located in Europe. At September 26, 2005, total debt-to-capital (capital = debt + shareholders equity) was 22.7% compared with 13.8% at the end of fiscal 2005. A portion of this increase is attributed to the spin off of the Aftermarket business which removed approximately $102 million of shareholders equity and no debt, because the Company distributed the Aftermarket business to its shareholders on a debt-free basis.

Subsequent to the end of the quarter, on September 29, 2005, the Company entered into a Note Purchase Agreement of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000. The Company has used and will use the proceeds from the sale of the Notes for general corporate purposes, including the payment of debt. As a result of this borrowing certain Euro debt previously classified in the current portion of long-term debt was reclassified to long-term debt as of September 26, 2005. Proceeds from the loan obtained on September 29, 2005 were used to repay the Euro debt due the same day.

Shareholders' Equity

Total shareholders' equity decreased by $111.1 million to a total of $548.7 million. The major item contributing to the overall reduction was the spin off of the Aftermarket business in the second quarter which reduced equity by approximately $101.7 million at July 22, 2005. The spin-off distribution received by Modine shareholders in the form of Modine Aftermarket Holdings common stock which was immediately converted into Proliance stock totaled $51.3 million and the remaining equity, $50.4 million, was recorded as a loss on the disposal of the Aftermarket business. An additional loss of $3.2 million was recognized from foreign currency translation losses upon disposal and an estimated $0.5 million of unreimbursed expenses were recorded to reach a total loss on the disposal of the Aftermarket business of $54.1 million. Overall, a net loss of $18.6 million was recorded for the first half of fiscal 2006. Also reducing shareholder equity were dividend payments of $12.1 million and $23.1 million related to the share repurchase program. Net unfavorable foreign currency translation was $17.8 million as the dollar strengthened against the euro and won in the first six months of the fiscal year. Favorably impacting shareholders' equity was a net overall increase in paid-in capital and common stock of $14.4 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and stock awards granted during the quarter. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises. The increase of $4.4 million in restricted stock was related to the issuance of stock awards, less normal amortization.

Liquidity

Operating cash flows for the quarter and six-months ended September 26, 2005 were $27.7 million and $50.0 million, respectively, compared to $29.0 million and $31.7 million one year ago for the same periods, respectively. The differences were mainly the result of higher earnings from continuing operations adjusted for non-cash items related to the Aftermarket business spin off, and a positive year over year working capital requirement improvement. Strong operating cash flow enabled the Company to increase its cash balance by $11.4 million in the six-month period ended September 26, 2005.

During the second quarter of fiscal 2006, the Company continued to finance the share repurchase program, in the amount of $17.7 million. In addition, the Company made dividend payments of $6.1 million.

Working capital of $182.3 million at the end of the second quarter increased $18.1 million from the end of fiscal 2005, principally due to the reclassification of debt to non-current, partially offset by the effects of the Aftermarket business spin-off. Compared with the prior year, inventory turns increased from 13.1 to 14.0 and days sales outstanding were essentially unchanged at 54 days.

Subsequent to the end of the quarter, on September 29, 2005, the Company entered into a Note Purchase Agreement of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75 million. The Company will use the proceeds from the sale of the notes for general corporate purposes, including the repayment of debt.

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

Contractual obligations

In conjunction with the spin off of the Aftermarket business, the Company reduced its operating lease commitments by the following amounts that were reported for the total Company at March 31, 2005.
(in thousands)	Amount
Fiscal 2006	$3,841
Fiscal 2007 - 2008	2,490
Fiscal 2008 - 2009	592
Total	$6,923

On September 29, 2005, the Company borrowed $75,000,000 at 4.91% through a private placement of $75,000,000 of aggregate principal amount of 4.91% Senior Notes due September 29, 2015. Concurrent with the execution of this new borrowing on September 29, 2005 the Company repaid its 50,000,000 euro ($60,644,000) borrowing and paid down $5,000,000 on its revolving credit agreement on September 30, 2005 with the remaining $9,356,000 being used for general corporate purposes. There have been no other material changes since the filing of the Company’s Annual report on Form 10-K.

Environmental

Please see Footnote 18 to the Notes to Consolidated Financial Statements (unaudited) above which is incorporated herein by reference.

IMPORTANT FACTORS AND ASSUMPTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,”“estimates,”“expects,”“plans,”“anticipates,”“will,”“intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties which are identified on page 36 of the Company’s 2005 Annual Report to Shareholders and other recent Company filings with the Securities and Exchange Commission, including, but not limited to, the following:

Issues arising from Modine as a Supplier:

•	Customers’ abilities to maintain their market shares and achieve anticipated growth rates for new products, particularly as they experience pricing pressures and excess capacity issues;
•
Modine’s ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from our competitors and cost-downs from our customers;

•
Modine’s ability to pass increasing costs, particularly raw material costs, on to our customers in a timely manner and increases in production or material costs that cannot be recouped in product pricing;

•	The effect of the weather on market demand, which directly impacts sales;
•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;
•	Work stoppages or interference at Modine or Modine’s major customers; and
•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements.

Issues arising from Modine as a Customer:

•	Unanticipated problems with suppliers’ abilities to meet Modine’s demands.

Issues arising from Business Development/Acquisitions and Integration:

•	Modine’s ability to consummate and successfully integrate proposed business development opportunities and not disrupt or overtax its resources in accomplishing such tasks; and
•	The ability of Modine to integrate acquired operations and employees in a timely and cost-effective manner.

Issues arising from Modine as a manufacturer of thermal transfer products:

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards;

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rates, tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

•	The cyclical nature of the vehicular industry;
•	Changes in the anticipated sales mix;
•	The market’s narrow association of Modine with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;
•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;
•	International economic changes and challenges, particularly in China and Korea;
•	Market acceptance and demand for new products and technologies;
•	The ability of Modine, its customers and suppliers to achieve projected sales and production levels; and
•	Unanticipated product or manufacturing difficulties.

Issues arising from Modine as an employer:

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs and reductions in pension credit.

Modine does not assume any obligation to update any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in countries outside of the United States. Modine has manufacturing facilities in Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, Brazil and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's unfavorable currency translation adjustments recorded for the six months ended September 26, 2005 and favorable adjustment for the twelve months ended March 31, 2005 were $14.7 million and $23.3 million, respectively. As of September 26, 2005 and March 31, 2005, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $83.3 million (continuing operations) and $94.7 million (continuing and discontinued operations), respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.3 million (continuing operations) and $9.5 million (continuing and discontinued operations), respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a currency other than the dollar.

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

	September 26, 2005
	Expected Maturity Date
Long-term debt in ($000's)	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (euro)	-	-	-	-	-	$60,357	$60,357
Average interest rate	-	-	-	-	-	6.08%	-
Fixed rate (won)	$51	$118	$137	$156	$176	$2,074	$2,712
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-

(Note: The Euro note due on September 29, 2005 was refinanced on the same date. As a result, the current portion of long-term debt was reclassified to long-term debt at September 26, 2005 as the financing had been secured prior to issuance of the financial statements.)

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At September 26, 2005, the Company had a 43.1 billion won ($41,665,000), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar as a fair value hedge the foreign exchange exposure on the Modine Korea, LLC loan. This derivative instrument expires on August 29, 2006.

At September 26, 2005, the wholly owned German subsidiary, Modine Holding GmbH, had an 11.1 million euro ($13,694,000), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. The potential loss from a hypothetical 10% change in exchange rates between the euro and the Hungarian forint, assuming a stable exchange rate between the euro and the dollar, could result in an adverse or favorable currency translation gain/(loss) of approximately $1,369,000. For the three months ended September 26, 2005 and 2004, the Company recorded in "other income - net" translation (losses) of ($457,000) and ($480,000), respectively. For the six months ended September 26, 2005 and 2004, the Company recorded in "other income - net" translation gains / (losses) of $223,000 and ($876,000), respectively.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company entered into an interest rate derivative instrument during the second quarter of fiscal 2006 for the purpose of locking an interest rate in connection with the issuance of the 4.91% Senior Notes described above. The derivative instrument was settled at September 1, 2005 and a $1,794,000 comprehensive loss was recorded. This loss will be amortized as interest expense over the life of the 10 year loan. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value.

	September 26, 2005
	Expected Maturity Date
Long-term debt in ($000's)	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (euro)	-	-	-	-	-	$60,357	$60,357
Average interest rate	-	-	-	-	-	6.08%	-
Fixed rate (won)	$51	$118	$137	$156	$176	$2,074	$2,712
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Variable rate (U.S.$)	-	-	$3,000	-	$95,000	-	$98,000
Average interest rate	-	-	3.52%	-	5.19%	-	-

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted, the Company actively monitors the customer's financial condition and developing business news. Approximately 57% of the trade receivables balance at September 26, 2005 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $22.7 million investment in its 50%-owned joint venture, Radiadores Visconde, Ltda. During the first half of fiscal 2006, the Brazilian Real strengthened against the dollar by approximately 9%. Going forward, the Company will focus more intently on conditions in Asia as we integrate Modine Korea and our recent China acquisitions, and continue to move forward with our Electronics Cooling operations in Taiwan. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

The upturn in the economy and the continued economic growth in China are putting production pressure on certain of the Company’s suppliers of raw materials. In particular, there are a limited number of suppliers of certain commodities, including aluminum fin stock, serving a more robust market. As a result, some suppliers are extending lead times or holding supply to the prior year’s level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand. In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company’s tooling to produce parts. The Company generally does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

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

In particular, the Company continues to experience negative impacts associated with the slow recovery in the electronics cooling market. In response, the Company has engaged external resources to conduct a detailed study relative to the electronic market including product needs as it relates to telecom and high-end servers and competitor information. Upon completion of the study, management will review the results and make a decision how to best serve this market profitably.

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

The Company is continuing to undergo a comprehensive effort to ensure on-going compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that took effect for the Company's fiscal year ended March 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following should be read in conjunction with Item 3, Legal Proceedings, in part I of the Company’s 2005 Annual Report on Form 10-K and Item I, Legal Proceedings, in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005.

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

Please see Footnote 18 to the Notes to Consolidated Financial Statements (unaudited) above which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Common Stock during its second quarter of fiscal 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 27 - July 26, 2005	584(1) 132,200(3)	$33.64 (4)	132,200(3)	1,396,704(5)

July 27 - August 26, 2005	1,858(1) 7,708(2) 105,000(3)	$35.41(4)	105,000(3)	1,291,704(5)

August 27 - September 26, 2005	19,236(2) 266,704(3)	$35.58(4)	266,704(3)	1,025,000(5)

Total	533,290	$35.06(4)	503,904	3,713,408(5)

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

(2) Shares purchased from employees of the Company and its subsidiaries who paid for stock option exercises with pre-existing Modine shares.

(3) The purchases were made through a dual purpose share repurchase program (the “Program”) announced on May 18, 2005. Under the Program, the Board approved the repurchase of up to five (5) percent of the Company’s outstanding common stock over the next 18 months as well as the indefinite buyback of additional shares to attempt to offset any dilution from Modine’s incentive stock plans.

(4) The stated price does not include commission paid.

(5) The stated figure represents the remaining number of shares that may be repurchased under the 5% portion of the above-described dual purpose share repurchase program. The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of the Program. In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described in footnote 1 above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 428,750, with a value of $15,507,888 at September 26, 2005. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on July 20, 2005. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2005.

Item 6. Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2(a)	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2004.
2(b)	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(c)	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro, Inc.	Exhibit 2.2 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(d)	OEM Acquisition Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company and Transpro, Inc.	Exhibit 2.3 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).
2(e)	Share Purchase Agreement between shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.	Exhibit 2(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”).
3(a)	Restated Articles of Incorporation (as amended).	Appendix B to Registrant’s Proxy Statement dated June 15, 2005

3(b)	By-Laws (as amended).	Exhibit 3.2 to the Registrant's Form 8-K dated July 20, 2005.

4(a)	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K

4(b)	Restated Articles of Incorporation	See Exhibit 3(a) hereto.

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
Exhibit 4(c) to the 2005 10-K
10(a)
Note Purchase Agreement among Modine Manufacturing Company and the Purchasers for the issuance and sale by Modine of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to the Registrant’s Form 8-K dated September 29, 2005.
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

1

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

Date: November 7, 2005