Form 10-Q
period 2005-12-26
MODINE MANUFACTURING CO
filed 2006-02-06
CIK 67347

                            UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2005

           or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer X   Accelerated Filer ___ Non-Accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2006
Common Stock, $0.625 Par Value	33,572,085

MODINE MANUFACTURING COMPANY

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Consolidated Balance Sheets - December 26 and March 31, 2005
Consolidated Statements of Earnings -	4
For the Three Months Ended December 26, 2005 and 2004
and for the Nine Months Ended December 26, 2005 and 2004
Consolidated Condensed Statements of Cash Flows -	5
For the Nine Months Ended December 26, 2005 and 2004
Notes to Consolidated Financial Statements	6 - 25
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 37
Item 3. Quantitative and Qualitative Disclosures About Market Risk	37 - 40
Item 4. Controls and Procedures	40 - 41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41 - 42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42 - 43
Item 6. Exhibits	43 - 45
Signatures	46

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 26, 2005 and March 31, 2005
(Unaudited)
(In thousands, except per share amounts)
	December 26, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,137	$55,091
Trade receivables, less allowance for
doubtful accounts of $1,395 and $3,213, respectively	227,987	251,734
Inventories	90,703	149,781
Deferred income taxes and other current assets	38,513	52,724
Total current assets	390,340	509,330
Noncurrent assets:
Property, plant, and equipment - net	454,573	496,180
Investment in affiliates	40,382	35,033
Goodwill - net	46,499	35,818
Other intangible assets - net	13,993	3,676
Deferred charges and other noncurrent assets	69,305	72,118
Total noncurrent assets	624,752	642,825
Total assets	$1,015,092	$1,152,155
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt - current portion	$113	$64,912
Accounts payable	152,946	159,876
Accrued compensation and employee benefits	58,669	60,094
Income taxes	13,542	17,979
Accrued expenses and other current liabilities	35,066	42,233
Total current liabilities	260,336	345,094
Noncurrent liabilities:
Long-term debt	143,933	40,724
Deferred income taxes	42,328	44,072
Other noncurrent liabilities	58,501	62,485
Total noncurrent liabilities	244,762	147,281
Total liabilities	505,098	492,375
Shareholders' equity:
Preferred stock, $0.025 par value, authorized
16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 33,809 and 34,871 shares, respectively	21,130	21,794
Additional paid-in capital	60,800	44,559
Retained earnings	445,510	575,937
Accumulated other comprehensive income	2,056	31,991
Treasury stock at cost: 379 and 340 shares, respectively	(10,415)	(9,083)
Restricted stock - unamortized value	(9,087)	(5,418)
Total shareholders' equity	509,994	659,780
Total liabilities and shareholders' equity	$1,015,092	$1,152,155

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended December 26, 2005 and 2004
and the Nine Months Ended December 26, 2005 and 2004
(Unaudited)

(In thousands, except per share amounts)
	Three Months Ended December 26		Nine Months Ended December 26
	2005	2004	2005	2004

Net sales	$411,030	$375,032	$1,212,020	$972,978

Cost of sales	330,818	294,051	971,750	765,851
Gross profit	80,212	80,981	240,270	207,127
Selling, general, and administrative expenses	57,498	49,561	164,702	131,467
Restructuring charges	-	109	-	1,031
Income from operations	22,714	31,311	75,568	74,629
Interest expense	(2,049)	(1,634)	(5,430)	(4,398)
Other income - net	2,412	4,592	5,690	7,123
Earnings from continuing operations before income taxes	23,077	34,269	75,828	77,354
Provision for income taxes	10,002	12,926	27,733	29,579
Earnings from continuing operations	13,075	21,343	48,095	47,775
(Loss)/earnings from discontinued operations (net of income taxes)	-	(2,397)	457	(968)
Gain/(Loss) on spin off of discontinued operations	443	-	(53,625)	-
Net earnings/(loss)	$13,518	$18,946	$(5,073)	$46,807
Earnings per share of common stock from continuing operations
Basic	$0.39	$0.63	$1.41	$1.40
Diluted	$0.38	$0.62	$1.39	1.39
Net earnings/(loss) per share of common stock:
Basic	$0.40	$0.55	($0.15)	$1.38
Diluted	$0.40	$0.55	($0.15)	$1.36
Weighted average shares - basic	33,656	34,142	34,057	34,031
Weighted average shares - diluted	34,140	34,550	34,517	34,410
Dividends per share	$0.1750	$0.1625	$0.5250	$0.4675

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 26, 2005 and 2004
(Unaudited)

(In thousands)
	Nine Months Ended December 26
	2005	2004

Net (loss)/earnings	$(5,073)	$46,807
Adjustments to reconcile net (loss)/earnings with cash provided by operating activities:
Depreciation and amortization	53,153	50,160
Loss on spin off of Aftermarket business	53,168	-
Other - net	1,687	1,686
	102,935	98,653
Net changes in operating assets and liabilities	(5,387)	(10,010)
Net cash provided by operating activities	97,548	88,643
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(49,604)	(44,085)
Acquisitions	(38,162)	(85,512)
Spin off of Aftermarket business (cash transferred)	(6,300)	-
Proceeds from dispositions of assets	40	1,231
Other - net	379	(1,620)
Net cash (used for) investing activities	(93,647)	(129,986)
Cash flows from financing activities:
Additions to short-term debt	-	1,099
Additions to long-term debt	246,717	98,388
Reductions of long-term debt	(204,017)	(69,782)
Settlement of derivative contract	(1,794)	-
Cash proceeds from exercise of stock options	11,788	7,173
Repurchase of common stock, treasury and retirement	(61,314)	(1,015)
Cash dividends paid	(18,082)	(16,005)
Other - net	5,486	133
Net cash (used for)/provided by financing activities	(21,216)	19,991
Effect of exchange-rate changes on cash	(4,639)	1,586
Net (decrease) in cash and cash equivalents	(21,954)	(19,766)
Cash and cash equivalents at beginning of period	55,091	69,758
Cash and cash equivalents at end of period	$33,137	$49,992

(See accompanying notes to consolidated financial statements.)

MODINE MANUFACTURING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General

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

On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. (“Transpro”). Management has determined that the Aftermarket business qualifies for discontinued operations treatment and, accordingly, the accompanying financial statements and footnotes have been presented on that basis.

The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2006 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $11,535,000 and $5,204,000 at December 26, 2005 and March 31, 2005, respectively.

Reclassifications and discontinued operations

Effective with the first quarter of fiscal 2006 and on a retroactive basis, the Company’s earnings statements reflect the reclassification from “other income/expense” to operating activities (sales, cost of goods sold or selling, general and administrative expenses) of items such as royalty income, gains or losses on asset disposals, tooling sales profits or losses, and purchase discounts relating to payment timing. Also, further modifications were made in fiscal 2006 to the allocations of certain centralized services expenses from corporate and administrative expenses affecting cost of goods sold and selling, general and administrative expenses. These changes are designed to provide a more meaningful and inclusive presentation of operating information. Below please find the reconciliation of the impact of these reclassifications together with the discontinued operations effect on the consolidated statements of earnings for the three months and nine months ended December 26, 2004.

(In thousands)
	For the Three Months Ended December 26, 2004
	Earnings Before Reclassifications	Reclassifications	As Currently Reported

Net sales	$374,284	$748	$375,032
Cost of sales	291,620	2,431	294,051
Gross profit	82,664	(1,683)	80,981
Selling, general, and administrative expenses	53,301	(3,740)	49,561
Restructuring charges	109	-	109
Income from operations	29,254	2,057	31,311
Interest expense	(1,634)	-	(1,634)
Other income - net	6,649	(2,057)	4,592
Earnings from continuing operations before income taxes	34,269	-	34,269
Provision for income taxes	12,926	-	12,926
Earnings from continuing operations	21,343	-	21,343
(Loss) from discontinued operations (net of income taxes)	(2,397)	-	(2,397)
Net earnings	$18,946	$-	$18,946

(In thousands)
	For the Nine Months Ended December 26, 2004
	Earnings Before Reclassifications	Reclassifications	As Currently Reported

Net sales	$969,693	$3,285	$972,978
Cost of sales	759,277	6,574	765,851
Gross profit	210,416	(3,289)	207,127
Selling, general, and administrative expenses	141,483	(10,016)	131,467
Restructuring charges	1,031	-	1,031
Income from operations	67,902	6,727	74,629
Interest expense	(4,398)	-	(4,398)
Other income - net	13,850	(6,727)	7,123
Earnings from continuing operations before income taxes	77,354	-	77,354
Provision for income taxes	29,579	-	29,579
Earnings from continuing operations	47,775	-	47,775
(Loss) from discontinued operations (net of income taxes)	(968)	-	(968)
Net earnings	$46,807	$-	$46,807

Stock-based compensation

Stock based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure, Modine's net earnings and net earnings per share would have been as follows:

(In thousands, except per share amounts)
	Three Months Ended		Nine Months Ended
	December 26		December 26
	2005	2004	2005	2004

Earnings from continuing operations	$13,075	$21,343	$48,095	$47,775
Compensation expense for stock awards as reported	854	585	2,658	1,434
Stock compensation expense under fair value method	(854)	(585)	(2,874)	(1,771)
Earnings from continuing operations pro forma	$13,075	$21,343	$47,879	$47,438
Net earnings/(loss) as reported	$13,518	$18,946	($5,073)	$46,807
Compensation expense for stock awards as reported	854	585	2,658	1,434
Stock compensation expense under fair value method	(854)	(585)	(2,874)	(1,771)
Net earnings/(loss)pro forma	$13,518	$18,946	($5,289)	$46,470
Earnings per share from continuing operations (basic) as reported	$0.39	$0.63	$1.41	$1.40
Earnings per share from continuing operations (basic) pro forma	$0.39	$0.63	$1.41	$1.39
Earnings per share from continuing operations (diluted) as reported	$0.38	$0.62	$1.39	$1.39
Earnings per share from continuing operations (diluted) pro forma	$0.38	$0.62	$1.39	$1.38
Net earnings/(loss) per share (basic) as reported	$0.40	$0.55	($0.15)	$1.38
Net earnings/(loss) per share (basic) pro forma	$0.40	$0.55	($0.16)	$1.37
Net earnings/(loss) per share (diluted) as reported	$0.40	$0.55	($0.15)	$1.36
Net earnings/(loss) per share (diluted) pro forma	$0.40	$0.55	($0.15)	$1.35

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting changes and error corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”) which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt SFAS No. 154 starting in its fiscal 2007 reporting period. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s financial condition or results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act provides for a one-time 85% special dividends received deduction for certain qualifying dividends from controlled foreign corporations. Under a plan approved by the Company’s board of directors in December 2005, the Company repatriated $84,844,000 million pursuant to the Jobs Creation Act. The Company recorded an income tax expense of $2,010,000 million in the third quarter of 2005 associated with the repatriation. The Company has reinvested the proceeds from the repatriation in the Company’s U.S. operations in accordance with the legislation as of the end of the third quarter.

The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, which will be phased in between 2005 through 2010. In addition, the Jobs Creation Act provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in “FASB Staff Position” 109-1, Application of SFAS No.109, “Accounting for Income Taxes,” to the “Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. The Company has determined that its production activities will qualify under the Jobs Creation Act. The benefit of this deduction is not expected to have a material impact on the Company’s effective tax rate for fiscal 2006.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or the purchase. This guidance is applicable only to the leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company’s capitalization policies are consistent with the guidance provided by EITF 05-6 and, accordingly, adoption of EITF 05-6 had no effect on the financial statements for the periods presented.

3.	Pension and Other Post-Retirement Benefit Plans

Costs for Modine's pension and other post-retirement benefit plans for the three months and nine months ended December 26, 2005 and 2004 include the following components:

(In thousands)
	Pension Plans		Other Post-Retirement Plans
Three Months Ended December 26	2005	2004	2005	2004
Service cost	$2,173	$1,914	$90	$90
Interest cost	3,625	3,500	317	478
Expected return on plan assets	(4,929)	(4,922)	-	-
Amortization of:
Unrecognized net loss (gain)	1,109	620	(2)	110
Unrecognized prior service cost	74	121	16	(9)
Unrecognized net obligation (asset)	(7)	(7)	-	-
Adjustment for curtailment	-	434	-	-
Net periodic benefit cost	2,045	1,660	421	669
Less: discontinued operations	-	(125)	-	-
Net periodic benefit cost for continuing operations	$2,045	$1,535	$421	$669

(In thousands)
	Pension Plans		Other Post-Retirement Plans
Nine Months Ended December 26	2005	2004	2005	2004
Service cost	$6,233	$5,835	$287	$289
Interest cost	10,686	10,655	1,412	1,536
Expected return on plan assets	(14,147)	(14.933)	-	-
Amortization of:
Unrecognized net loss (gain)	3,487	1,875	311	366
Unrecognized prior service cost	72	368	16	(31)
Unrecognized net obligation (asset)	(20)	(21)	-	-
Adjustment for curtailment	273	864	-	-
Net periodic benefit cost	6,584	4,643	2,026	2,160
Less: discontinued operations	(613)	(396)	(41)	-
Net periodic benefit cost for continuing operations	$5,971	$4,247	$1,985	$2,160

The Company made pension plan contributions in the third quarter of fiscal 2006 of approximately $2.8 million to its domestic qualified pension plans which includes the $112,000 in statutory contributions previously reported.

4. Other Income - Net

(In thousands)
	Three Months Ended December 26		Nine Months Ended December 26
	2005	2004	2005	2004
Equity in earnings of non-consolidated affiliates	$1,420	$1,349	$3,977	$4,058
Interest income	474	228	1,379	557
Foreign currency transactions	422	2,886	(5)	2,293
Other non-operating income	96	129	339	215
Total	$2,412	$4,592	$5,690	$7,123

5. Income Taxes

The provision for income taxes from continuing operations in the third quarter of fiscal 2006 and first nine months of fiscal 2006 was $10.0 million and $27.7 million, respectively, compared with $12.9 million and $29.6 million, respectively, for the same periods of fiscal 2005.

The effective tax rate of 43.3% for the third quarter and 36.6% for the first nine months of fiscal 2006 represents a 5.6 percentage point increase and 1.6 percentage point decrease, respectively, from the same periods of fiscal 2005. The effective tax rate for the current quarter and the first nine months of fiscal 2006 includes a nonrecurring increase of 8.7 and 2.7 percentage points, respectively, resulting from the repatriation of foreign earnings under the Jobs Creation Act. This increase, together with an increase in the valuation allowance related to certain foreign tax loss carryforwards, was partially offset for the third quarter and more than offset for the first nine months of fiscal 2006 by a decrease in foreign and state income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions.

6. Earnings Per Share

The computational components of basic and diluted earnings per share are as follows:

(In thousands, except per share data)
	Three Months Ended December 26		Nine Months Ended December 26
	2005	2004	2005	2004

Earnings per share from continuing operations
Basic	$0.39	$0.63	$1.41	$1.40
Dilution	$0.38	$0.62	$1.39	$1.39
Numerator:
Earnings from continuing operations available to common shareholders	$13,075	$21,343	$48,095	$47,775
Denominator:
Weighted average shares outstanding - basic	33,656	34,142	34,057	34,031
Effect of dilutive securities - options*	484	408	460	379
Weighted average shares outstanding - assuming dilution	34,140	34,550	34,517	34,410
Net (loss)/ earnings per share
Basic	$0.40	$0.55	($0.15)	$1.38
Dilution	$0.40	$0.55	($0.15)	$1.36
Numerator:
Net earnings/(loss) available to common shareholders	$13,518	$18,946	($5,073)	$46,807
Denominator:
Weighted average shares outstanding - basic	33,656	34,142	34,057	34,031
Effect of dilutive securities - options*	484	408	460	379
Weighted average shares outstanding - assuming dilution	34,140	34,550	34,517	34,410

*There were outstanding options to purchase common stock at prices that exceeded the average market price for the income statement period as follows:
Average market price per share	$33.99	$31.16	$33.19	$30.01
Number of shares	-	574	31	610

7. Comprehensive (Loss)/Earnings

Comprehensive (loss)/earnings which represent net earnings adjusted by the change in foreign-currency translation, minimum pension liability, and a cash flow hedge of a benchmark interest rate for a forecasted debt borrowing recorded in shareholders’ equity for the three month periods ended December 26, 2005 and 2004 were $(122) and $42,346, respectively, and for the nine month periods ended December 26, 2005 and 2004 were $(35,009) and $66,059, respectively.

8. Inventory

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods as of the dates indicated.

(In thousands)

	December 26, 2005	March 31, 2005
Raw materials	$39,549	$38,169
Work in process	30,208	34,234
Finished goods	20,946	77,378
Total inventories	$90,703	$149,781

9.  Property, Plant, and Equipment

(In thousands)
	December 26, 2005	March 31, 2005
Gross, property,
plant and equipment	$913,000	$1,006,941
Less accumulated depreciation	(458,427)	(510,761)
Net property, plant and equipment	$454,573	$496,180

10. Acquisitions

Effective May 3, 2005, Modine acquired a 100% equity interest, by means of a stock purchase, in the privately held company Airedale International Air Conditioning Limited of Leeds, U.K. for $38.2 million, net of cash acquired. The acquisition was financed with cash generated through operations and borrowing on the Company’s revolving credit agreement. As part of the purchase agreement, $1,904,000 was placed in escrow for a period of two years to cover potential claims or adjustments that may arise.

The acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired of $10,777,000 was recorded as goodwill. Goodwill of $9,679,000 was recorded at the acquisition date in the first quarter of fiscal 2006. During the second quarter and third quarters of fiscal 2006 the goodwill related to the Airedale acquisition was increased by $298,000 and $800,000, respectively. The adjustments recorded pertained to additional professional service costs, the finalization of the settlement statement for which an estimated accrual had been recorded at the time of the acquisition, adjustments to the opening balance sheet and estimated closure and severance costs related to closing of the Bensalem, Pennsylvania facility, acquired as part of the acquisition. The Company is continuing to collect the necessary tax records in various foreign jurisdictions to perform deferred tax calculations associated with the purchase price allocation.  We expect this process will be finalized in the upcoming fourth quarter.  Based upon very preliminary estimates the Company expects to record net deferred income tax liabilities in the order of $4,000,000 with a corresponding increase in goodwill.  Production under the Airedale brand, previously performed in Bensalem, will be relocated to other existing U.S. plants in the Commercial HVAC&R segment. The Company currently expects that the goodwill amounts will not be deductible for income tax purposes. An intangible asset was recorded at the acquisition date for a trademark valued at $12,834,000. The trademark is being amortized over a 15 year period.

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

During the first quarter of fiscal 2006, the goodwill related to the Jackson, Mississippi business, acquired in March of 2005, was adjusted by $1.2 million relative to opening balance adjustments in accounts payable and accrued compensation.

The following provides an updated preliminary allocation of the purchase price in relation to the Airedale and Jackson, Mississippi acquisitions:

(In thousands)
	Airedale	Jackson, Mississippi

Assets acquired
Trade receivables - net	$14,673	$5,839
Inventories	5,241	5,766
Property, plant and equipment - net	5,609	9,450
Trademark	12,834	—
Other current assets	310	731
Total assets	$38,667	$21,786
Liabilities assumed
Accounts payable	$6,814	$7,105
Accrued compensation	1,144	639
Accrued expenses and other current liabilities	3,307	830
Income Taxes	17	—
Other noncurrent liabilities	—	—
Total liabilities	$11,282	$8,574
Cash purchase price, net of cash acquired	$38,162	$16,637
Recognized goodwill	$10,777	$3,425

11. Divestiture - Discontinued Operations

On July 22, 2005, the Company completed the previously announced spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun off business into Transpro.

Effective July 22, 2005, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 31, 2005, among Modine, Modine Aftermarket Holdings, Inc. and Transpro and as amended June 16, 2005, Modine Aftermarket Holdings, Inc. was merged with and into Transpro, with Transpro surviving the merger. For accounting purposes, Transpro is considered to be the acquirer of Modine Aftermarket Holdings, Inc. Upon effectiveness of the merger, Transpro changed its name to Proliance International, Inc.

Based upon management’s completed analysis of the transaction, it was determined that its Aftermarket business, part of the former Distributed Products segment, should be presented as a discontinued operation in its consolidated financial statements. In the second quarter of fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53.6 million. The amount of the non-cash charge consists of two components: $50.4 million to reflect the difference between the value which Modine shareholders received in the new company of $51.3 million, a function of the stock price of Transpro at the closing, and the $101.7 million in asset carrying value of Modine’s Aftermarket business; and $3.2 million of foreign currency translation loss recognized at the date of the transaction. In addition, an estimated $0.5 million of unreimbursed transaction expenses were recorded to arrive at a total preliminary transaction disposal cost of $54.1 million as reported in the second quarter consolidated statement of earnings. A reduction of approximately $0.5 million to these unreimbursed expenses was recorded in the third quarter reducing the previously reported loss to $53.6 million. The reduction occurred because more of the transaction expenses incurred by Modine qualified for reimbursement under the terms of the Agreement and Plan of Merger.

The assets and liabilities of the Aftermarket business (a part of the former Distributed Products segment which was eliminated in the Company’s segment restructuring in the second quarter) reported as discontinued operations, on July 22, 2005, the date of the spin off, were as follows:

(In thousands)
Trade receivables	$33,652
Inventory	59,768
Other current assets	13,463
Property, plant and equipment	20,201
Other non-current assets	1,425
Assets of discontinued operations	$128,509

Accounts payable	$15,051
Other current liabilities	9,463
Other non-current liabilities	2,316
Liabilities of discontinued operations	$26,830

The table below presents the revenue; (losses)/earnings from discontinued operations, net of income taxes; gain/(loss) on spin off of discontinued operations; and per share effects from the spin off of the discontinued operations.

(In thousands)
	Three Months Ended December 26			Nine Months Ended December 26
	2005	2004	2005	2004

Net sales	$-	$44,114	$82,579	$159,687
(Loss)/ earnings from discontinued operations, net of taxes	-	(2,397)	457	(968)
Gain/(loss) on spin off of discontinued operations	$443	$-	(53,625)	$-

(Loss)/earnings per share from discontinued operations, net of income taxes
Basic	$-	($0.07)	$0.01	($0.03)
Diluted	$-	($0.07)	$0.01	($0.03)
Gain/(loss) per share on spin off of discontinued operations
Basic	$0.01	-	($1.57)	-
Diluted	$0.01	-	($1.55)	-

12. Goodwill and Intangible Assets

Effective May 3, 2005, the Company completed the acquisition of Airedale International Air Conditioning Limited of Leeds, U.K. The excess of the purchase price over the fair value of the net assets acquired was $10,777,000 and was recorded as goodwill. At the time of the acquisition, an initial amount of $9,679,000 was recorded as goodwill in the first quarter of fiscal 2006. During the second and third quarters of fiscal 2006, the goodwill related to the Airedale acquisition was increased by $298,000 and $800,000, respectively. The adjustments recorded pertained to additional professional service costs, the finalization of the settlement statement for which an estimated accrual had been recorded at the time of the acquisition, adjustments to the opening balance sheet and estimated closure and severance costs related to closing of the Bensalem, Pennsylvania facility, acquired as part of the acquisition. The acquired operations are included in the Commercial HVAC&R segment for reporting purposes using a one-month delay. In the acquisition, Modine acquired the Airedale trademark valued initially at $12,834,000. This trademark currently has a gross carrying value of $11,661,000 at the current exchange rate. This trademark has been deemed to have a 15 year life with no residual value and as a result will be amortized on a straight line basis over its useful life.

As discussed above in Footnote 10, Acquisitions, the goodwill related to the purchase of the Jackson, Mississippi business, included as part or the Original Equipment (“OE”) - Americas segment, was adjusted in the first fiscal quarter.

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2006 by applying a fair value based test. The results of this testing indicated that the fair value of each reporting unit exceeded its book value.

Changes in the carrying amount of goodwill during the first nine months of fiscal 2006, by segment and in the aggregate, are summarized in the following table:

(In thousands)
	OE	OE	OE	Commercial
	Americas	Asia	Europe	HVAC&R	Other	Total

Balance, April 1, 2005	$22,568	$522	$8,755	$1,599	$2,374	$35,818
Acquisitions	1,201	-	-	10,777	-	11,978
Fluctuations in foreign currency	-	(1)	(465)	(915)	84	(1,297)
Balance, December 26, 2005	$23,769	$521	$8,290	$11,461	$2,458	$46,499

Additional disclosures related to intangible assets are as follows:

(In thousands)
	December 26, 2005		March 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized Intangible Assets:
Patents and product technology	$3,951	$3,110	$3,951	$2,912
Non-compete agreements	-	-	2,232	2,183
Trademark	11,661	453	-	-
Other intangibles	111	111	118	110
Total Amortized Intangible Assets	15,723	3,674	6,301	5,205
Unamortized Intangible Assets:
Pension Asset	1,944	-	2,580	-
Total intangible assets	$17,667	$3,674	$8,881	$5,205

The aggregate amortization expense for the three months ended December 26, 2005 and 2004 was $266,000 and $67,000, respectively. The aggregate amortization expense for the nine months ended December 26, 2005 and 2004 was $675,000 and $198,000, respectively. Total estimated annual amortization expense expected for fiscal years 2006 through 2011 and beyond is as follows:

Estimated
Amortization
Fiscal	Expense
Year	(In thousands)

2006	$ 942
2007	1,043
2008	1,038
2009	1,036
2010	780
2011 & Beyond	7,884

13. Financial Instruments

         Concentrations of Credit Risk

The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high credit quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2005 and March 31, 2005, approximately 56% and 57%, respectively, of the Company's trade accounts receivables were from the Company's top ten customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors. While certain domestic auto makers and suppliers are experiencing financial pressure, the Company’s credit exposure to these companies is limited. None of Ford Motor Company, General Motors Company, Visteon Corporation or Delphi Corporation are among the Company’s top ten customers and the Company’s accounts receivables from those companies, respectively, were $2.3 million, $0.6 million, $1.2 million and $0 at December 26, 2005. We have experienced no credit issues with these named customers.

To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been less than 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies

In addition to external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At December 26, 2005, the Company had a 37.1 billion won ($36,735,000), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income (expense) in the consolidated statement of earnings and acts to offset any currency movement outside of the collar on the outstanding loan receivable. This derivative instrument expires on August 29, 2006. During the third quarter of fiscal 2006, Modine Korea, LLC paid 6.0 billion won on this inter-company loan and the Company correspondently adjusted the zero cost collar to reflect this payment.

At December 26, 2005, the €11.1 million on-demand loan between the Company’s wholly owned German subsidiary, Modine Holding GmbH, and its wholly owned subsidiary, Modine Hungaria Kft, had been paid in full. For the three months ended December 26, 2005 and 2004, the Company recorded in “other income - net” translation gains of $353,000 and $341,000, respectively. For the nine months ended December 26, 2005 and 2004, the Company recorded in “other income - net” translation gains/(losses) of $576,000 and ($535,000), respectively.

14.	Indebtedness
On September 29, 2005, the Company borrowed $75,000,000 payable September 29, 2015, at 4.91% through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay the outstanding debt to The Prudential Insurance Company of America and related interest maturing on September 29, 2005 totaling $61,559,000 and for other general corporate purposes. The note purchase agreement contains customary restrictive covenants including certain restrictions on indebtedness, including that of guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans, and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio.

On December 20, 2005, the Company borrowed the aggregate principal amount of €71,000,000 under a Credit Agreement dated as of December 13, 2005 through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. This loan was secured by a guarantee from Modine Manufacturing Company, as parent, and by certain other subsidiaries of Modine.

The proceeds of the Loan were used by Modine Holding GmbH to purchase a portion of the shares of Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe for Modine to avail itself of associated tax benefits and for general corporate purposes.

The aggregate commitment of €71,000,000 included €30,000,000 which was repaid on December 23, 2005 (the “Short Term Portion”); and €41,000,000 outstanding at December 26, 2005 which must be repaid on or before September 30, 2009 (the “Long Term Portion”). The interest rate under the Credit Agreement was 0.55% over EURIBOR for the Short Term Portion and ranges from 0.55% to 1.25% over EURIBOR for the Long Term Portion. The Credit Agreement also contains customary restrictive financial covenants substantially the same as those described above.

The Company is in compliance with the covenants contained in its loan documents.

For a more detailed description of the Note and loan transactions listed above and the covenants applicable thereto, please refer, respectively, to the Company’s Current Reports on Form 8-K dated September 29, 2005 and December 19, 2005 and the exhibits to such reports.

15. Foreign Exchange Contracts/Derivatives/Hedges

Modine maintains a foreign exchange risk-management strategy that uses derivative instruments in a limited way to mitigate the foreign currency exchange risk of Modine and to protect its cash flows. Derivative instruments are not used for the purpose of generating income or speculative activity. Leveraged derivatives are prohibited by Company policy. Modine's principal derivative/hedging activity in the third quarter of fiscal 2006 consisted of the following:

Hedges of Net Investments in Foreign Subsidiaries

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through foreign currency euro-denominated debt agreements entered into by the parent. As of December 26, 2005, there were no outstanding euro-denominated borrowings on the parent Company’s balance sheet. For the three and nine months ended December 26, 2005, $157,000 and $4,608,000, respectively, in net losses related to the foreign-currency-euro-denominated debt agreements were recorded in the cumulative translation adjustment offsetting a portion of the translation gain recognized on the net assets of the European subsidiaries.

16.	Product Warranties and other Commitments

(In thousands)
Warranty Liability

Three Months Ended December 26:	2005	2004
Balance at September 27	$11,985	$23,686
Acquisitions	-	293
Accruals for warranties issued in current year	1,667	3,900
Adjustments related to pre-existing warranties	(408)	(1,618)
Settlements made	(2,398)	(3,208)
Effect of exchange-rate changes on the warranty liability	(185)	945
Less: discontinued operations	-	-
Balance at December 26, from continuing operations	$10,661	$23,998

(In thousands)
Warranty Liability

Nine Months Ended December 26:	2005	2004
Balance at April 1	$17,831	$20,916
Acquisitions	380	3,329
Accruals for warranties issued in current year	7,682	8,974
Adjustments related to pre-existing warranties	(3,571)	(1,289)
Settlements made	(8,109)	(8,886)
Effect of exchange-rate changes on the warranty liability	(648)	954
Less: discontinued operations	(2,904)	-
Balance at December 26, from continuing operations	$10,661	$23,998

Favorable adjustments to pre-existing warranties reflect lower than anticipated levels of reported failures in the statistical models used for specific programs where certain product issues had been identified by the Company.

Commitments

At December 26, 2005, the Company had capital expenditure commitments of $35,012,000. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, North America and Asia and for the SAP ERP systems project in North America.

The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

17. Common and treasury stock

The following is a summary of the common stock and treasury activity for the nine months ended December 26, 2005.

(In thousands)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at March 31, 2005	34,871	$21,794	(340)	($ ,083)
Purchase of treasury stock	-	-	(39)	(1,332)
Stock options and awards including related tax benefits	699	437	-	-
Repurchases and retirements	(1,761)	(1,101)	-	-
Balance at December 26, 2005	33,809	$21,130	(379)	($10,415)

18. Segment data

In the second quarter of fiscal 2006, Modine expanded its operating segments principally as a result of the spin off of its Aftermarket business and the elimination of the former Distributed Products segment. Following the spin off, Modine has nine operating segments that have been aggregated into five reportable segments. The following tables presented below have been restated to present the segments’ operating and asset information under the new segment structure. The new reportable segment structure is as follows:

Original Equipment - Americas (Automotive, Truck and Heavy-Duty)
Original Equipment - Asia (Automotive, Truck and Heavy-Duty)
Original Equipment - Europe (Automotive, Truck and Heavy-Duty)
Commercial HVAC&R (Commercial Heating, Ventilating, Air Conditioning and Refrigeration)
Other (Electronics Cooling and Fuel Cells)

In the current year, nine months of the Korean and Chinese acquisitions results and nine months of the Jackson, Mississippi acquisition results are included in the Original Equipment -Asia and Original Equipment - Americas segments, respectively, while seven months of the Airedale acquisition results are included in Commercial HVAC&R segment. On July 22, 2005, the Company’s Aftermarket business was spun off in a tax-free transaction and merged with Transpro as discussed earlier. Management determined that this disposal qualified for discontinued operations treatment and, accordingly, the segment data below is presented on a continuing operations basis.

(In thousands)
Three Months ended December 26,	2005	2004
Sales :
Original Equipment - Americas	$161,568	$146,412
Original Equipment - Asia	47,902	52,405
Original Equipment - Europe	140,866	133,918
Commercial HVAC&R	52,807	31,904
Other	9,399	10,551
Segment Sales	412,542	375,190
Corporate and Administrative	819	738
Eliminations	(2,331)	(896)
Total Net Sales	$411,030	$375,032
Operating Earnings/(Loss) :
Original Equipment - Americas	$16,240	$20,339
Original Equipment - Asia	752	1,778
Original Equipment - Europe	19,995	20,990
Commercial HVAC&R	6,709	5,187
Other	(2,445)	(1,370)
Segment Earnings	41,251	46,924
Corporate and Administrative	(18,592)	(15,654)
Eliminations	55	43
Other Items Not Allocated to Segments	363	2,956
Earnings from Continuing Operations Before Income Taxes	$23,077	$34,269

(In thousands)

Nine Months ended December 26,	2005	2004
Sales :
Original Equipment - Americas	$499,105	$430,790
Original Equipment - Asia	155,451	66,620
Original Equipment - Europe	409,599	372,551
Commercial HVAC&R	127,356	75,401
Other	24,388	26,983
Segment Sales	1,215,899	972,345
Corporate and Administrative	2,386	3,162
Eliminations	(6,265)	(2,529)
Total Net Sales	$1,212,020	$972,978
Operating Earnings/(Loss) :
Original Equipment - Americas	$60,085	$61,305
Original Equipment - Asia	2,626	2,404
Original Equipment - Europe	57,964	49,086
Commercial HVAC&R	13,139	9,932
Other	(9,729)	(9,001)
Segment Earnings	124,085	113,726
Corporate and Administrative	(48,629)	(39,176)
Eliminations	112	79
Other Items Not Allocated to Segments	260	2,725
Earnings from Continuing Operations Before Income Taxes	$75,828	$77,354

(In thousands)
	December 26,	March 31,
As of	2005	2005
Assets:
Original Equipment - Americas	$247,445	$253,387
Original Equipment - Asia	136,730	151,721
Original Equipment - Europe	334,238	366,144
Commercial HVAC&R	97,914	39,048
Other	26,420	26,865
Corporate & Other Subs	180,060	194,368
Eliminations	(7,715)	(9,476)
Total assets	$1,015,092	$1,022,057

The assets presented in the above table at March 31, 2005 exclude $130,098,000 of assets from the spun off Aftermarket business which were included as part of the former Distributed Products segment.

19. Contingencies and Litigation

The United States Environmental Protection Agency (“US EPA”) has designated Modine as a potentially responsible party ("PRP") for remediation of four waste disposal sites: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company-owned and allegedly contain wastes attributable to Modine from past operations. The Company's potential liability at these four sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. Modine has not received, and may never receive, documentation verifying its share of waste contribution, if any, to the Elgin Salvage site. Modine has not received, and may never receive, its involvement and/or its share of waste contribution to the H.O.D. site. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid $1,029 for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The US EPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the US EPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The US EPA requested Modine's participation as a PRP for the performance of additional activities that the US EPA has determined, or will determine, required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In April 2004 and July 2004, Modine signed participation agreements with other PRPs to perform site investigations, collect pertinent site data, and develop a remedial work plan. In February 2005, the US EPA accepted the PRP Group’s Good Faith Offer demonstrating the Group’s qualifications and willingness to negotiate with the US EPA to conduct or finance the Remedial Investigation/Feasibility Study (“RI/FS”) at the site. Negotiations concerning the RI/FS and other agreements between the PRP Group and the US EPA continued through the third quarter of fiscal 2006.

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

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimable. Costs anticipated for settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine's relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs, as of the fiscal quarter ending December 26, 2005.

An obligation for remedial activities may also arise at a Modine-owned or formerly Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but will now require investigative and/or remedial work to ensure appropriate environmental protection. Environmental liabilities recorded at December 26, 2005 and March 31, 2005 to cover the investigative work and remediation for sites in the United States and The Netherlands were $0.9 million and $1.2 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expense and other current liabilities" and "other noncurrent liabilities." These accruals have decreased over the first three fiscal quarters as remedial activities are being conducted.

Other

Behr Patent Infringement Litigation

With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. Although any judgment that may result from the litigation is not expected to have a material effect on Modine’s financial position or results of operations, the Company has recorded, at September 26, 2005, an accrual amount based upon a reasonable estimated royalty rate should Behr prevail in the lawsuit. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities asserted that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The Mannheim court issued its decision in August 2005, wherein it found against Modine. Modine has appealed this decision. A hearing in the Munich court in the nullity suit has been scheduled for May 16, 2006. Modine intends to vigorously defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

Behr Damages Litigation

With a brief dated July 23, 2004, Behr GmbH & Co. KG sued Modine Manufacturing Company in the District Court in Duesseldorf, Federal Republic of Germany, alleging a claim based on Modine bringing a patent infringement suit in bad faith and thereby causing Behr damages in the year 2000. The lawsuit seeks compensatory damages as the result of Behr having to re-design certain of its PF-style condensers to avoid the Modine patent, and recovery of its legal costs as provided by German law. A hearing was held on August 16, 2005. The Dusseldorf Court found in Modine’s favor on September 8, 2005. Behr’s appeal rights have lapsed and the matter is concluded.

20. Subsequent Events

On January 26, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 10 percent of the Company’s outstanding common stock over the next 18 months. This is incremental to the five percent repurchase program that was authorized and completed in January 2006. As with the previous five percent share repurchase program, any purchases will be made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. Purchases will be at the discretion of the Company and would depend on business and market conditions, regulatory considerations and other factors. The Company intends to cancel any shares acquired pursuant to the new program, and the cancelled shares will be returned to the status of authorized but unissued shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Comparison of the Third Quarter of Fiscal 2006 with the Third Quarter of Fiscal 2005

In the second quarter of fiscal 2006, the Company completed the previously announced spin off and immediate merger of its Aftermarket business into Transpro, Inc. Effective upon the completion of the merger, Transpro was renamed Proliance International, Inc. Revenue of $44.1 million for the Aftermarket business was reported in the third quarter of fiscal 2005 and is included in the reported loss from discontinued operations.

Effective with the second quarter of fiscal 2006, we expanded its reportable operating segments principally as a result of the spin off of the Aftermarket business and the elimination of the former Distributed Products segment. Management believes the expanded reporting segment structure reinforces the benefits of market, customer and geographic diversification and product breath around its core business and technology platform in thermal management.

The management discussion and analysis below reflects the results of continuing operations excluding the discontinued Aftermarket business, unless specifically noted otherwise.

Third quarter net sales of $411.0 million were 9.6% higher than the $375.0 million reported in the third quarter of last year. Acquisitions were responsible for $31.7 million of the year over year increase in the quarter. Foreign currency translation had an unfavorable impact of $1.4 million due to the weakening euro to the dollar offset in part by the strengthening won to the dollar.

Revenues from the Original Equipment (“OE”) - Americas segment grew by 10.4%, or $15.2 million, from the same quarter last year. The acquisition of the Transpro heavy-duty OE business in Jackson, Mississippi was responsible for $16.2 million of this growth. The other contributor to this growth were truck volumes which were up slightly from the prior year. Revenue from the sale of construction equipment was essentially flat. The North American automotive market revenues declined from the same period in the prior year as a result of lower production volumes with our OE customers. Light truck and SUV sales are not expected to improve in the near term due, in large part, to the current fuel price levels and the maturing of certain platforms such as the Dodge Durango and the Dodge Ram. The Heavy-Duty business was negatively affected by the continued increase in copper prices and launch issues on our new line of aluminum radiators.

Revenues from the Original Equipment - Asia segment declined by 8.6%, or $4.5 million, from the same quarter last year which included a favorable dollar to won currency effect of $4.4 million for the quarter. The market for commercial vehicles produced in Korea is slightly depressed due to general economic conditions and sales in the fourth quarter are expected to remain flat compared to the prior year.

Revenues from the Original Equipment - Europe segment grew by 5.2%, or $6.9 million, from the same quarter last year which was reduced by an unfavorable dollar to euro currency effect of $5.8 million for the quarter. This growth is specifically driven by strong sales and new programs in the Heavy-Duty and Auto engine business. This growth was offset partially by an unfavorable product mix in the overall Automotive business in Europe. The European on-highway truck market continued to be strong in the third quarter, while the off-highway market was up slightly.

In the Commercial HVAC&R (heating, ventilating, air conditioning, and refrigeration) segment, revenue increased 65.5%, or $20.9 million. The acquisition of Airedale International Air Conditioning, in April 2005, contributed $15.5 million to the segment. In addition, the market for coils and cooling products remained strong while the overall heating market continues to be flat year over year. The market for coils and cooling products is expected to remain strong during calendar 2006.

In the “Other” segment, revenues declined by $1.2 million, or 10.9% on lower sales in the Electronics Cooling business and the Fuel Cell market.

Gross margin, as a percentage of sales, was 19.5%. This represents a 2.1 percentage point decrease from the 21.6% earned in the third quarter of the previous fiscal year. All segments incurred a decline in gross margin compared to the prior year. The Original Equipment - Americas segment experienced reduced margins due to continued price increases in the metals market, product mix shifts and contractual agreements with customers requiring annual price reductions or “price downs.” The Original Equipment - Asia segment had a negative impact on the Company’s overall margin, due to reduced volumes and lower margin business. The integration, standardization and continuous improvement efforts in the Asian segment continue. The Original Equipment - Europe segment experienced reduced margins in their automotive business due to reduced profitability of current products as original customers continue to exercise pressure for ongoing price downs. The European segment benefited from increased margins in their heavy duty business due to the strength of the market, cost reduction initiatives, and, to a lesser extent, favorable warranty experience. The Commercial HVAC&R segment experienced slight margin declines due to the Airedale acquisition and slightly higher material costs. The “Other” segment’s gross margin declines had a negligible impact on the Company’s overall gross margin.

Selling, general and administrative expenses of $57.5 million were up $7.9 million from the prior year’s third quarter of $49.6 million and up by 0.8% as a percentage of sales to 14.0%. The acquisition of Airedale resulted in an increase of $3.2 million. A number of expense categories contributed to the remaining increase in selling, general and administrative expenses, the larger items being professional services (including Sarbanes-Oxley related fees, market analysis studies and continuous improvement initiatives) and contract employees, and salaries and other compensation expense.

There were no restructuring costs recorded in the third quarter of fiscal 2006. In the prior year, a $0.1 million charge was recorded during the quarter as the final remaining termination payments were completed related to the closure of the Guaymas, Mexico facility in the Company's Electronics Cooling business.

Interest expense increased 25.4%, or $0.4 million, while average outstanding debt levels increased $24.5 million, or 18.0%, from the same quarter one year ago. The main factor influencing the change was increased borrowing in conjunction with recent acquisitions and stock repurchase plans.

Net other income decreased by $2.2 million from the same quarter one year ago. Foreign currency transaction gains, primarily from unhedged and partially hedged inter-company loans were down $2.5 million from the prior year. The Company currently has an inter-company loan denominated in won which is subject to foreign currency fluctuations. An inter-company loan between European subsidiaries denominated in euros was paid off during the third quarter. In April 2005, the Company reduced the foreign exchange exposure on the inter-company loan with Modine Korea, LLC by entering into a zero cost collar hedge. Interest income was up $0.2 million in the comparable periods primarily due to higher cash balances and higher interest rates. In addition, equity in earnings of non-consolidated affiliates was up slightly, $0.1 million, from the third quarter of the prior year.

The provision for income taxes from continuing operations in the current quarter was $10.0 million compared to last year’s third quarter expense of $12.9 million. The effective tax rate of 43.3% represents an increase of 5.6 percentage points from the prior year. The higher effective tax rate for the current quarter includes a nonrecurring increase of 8.7 percentage points resulting from the repatriation of foreign earnings under the Jobs Creation Act. This increase, together with an increase in the valuation allowance related to certain foreign tax loss carryforwards was partially offset by a decrease in foreign and state income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions.

Earnings from continuing operations were $13.1 million or $0.39 basic earnings per share and $0.38 diluted earnings per share for the third quarter of the year. This compares to earnings from continuing operations of $21.3 million or $0.63 basic and $0.62 diluted earnings per share, for the third quarter of the prior year. Net earnings for the third quarter included the results of the discontinued Aftermarket business in the prior year and an adjustment to the related loss on the spin off in the current year. The loss from discontinued operations was $2.4 million in the prior year. The loss from the disposal of the Aftermarket business, recorded in the second quarter of fiscal 2006, was reduced in the third quarter by $0.4 million related to transaction costs that became reimbursable from Proliance during the quarter in accordance with the Agreement and Plan of Merger.

Total company net earnings for the third quarter of fiscal 2006 were $13.5 million, or $0.40 basic earnings per share and fully diluted earnings per share, versus net earnings of $18.9 million or $0.55 basic earnings per share and fully diluted earnings per share in the prior year’s third quarter.

Comparison of the First Nine Months of Fiscal 2006 with the First Nine Months of Fiscal 2005

As mentioned above in the third quarter analysis and discussion, the Company completed the spin off and merger of its Aftermarket business. Revenues for the first four months, through the spin off date of July 22, 2005 for the Aftermarket business, which is being reported as a discontinued operation, were $82.6 million compared to $159.7 million for the first nine months in the previous year.

The management discussion and analysis below reflects the results of continuing operations excluding the discontinued Aftermarket business, unless specifically noted otherwise.

Net sales for the first nine months of fiscal 2006 were $1.2 billion, up 24.6% from the $973.0 million reported in the same period last year. Acquisitions accounted for $184.0 million of the year over year increase. Sales were positively impacted by $8.4 million due to net favorable currency exchange rates, primarily as a result of the stronger euro and won in relation to the dollar.

Revenues from the Original Equipment - Americas segment grew by 15.9%, or $68.3 million, from the same period last year. The acquisition in March 2005 of the Transpro heavy-duty OE business in Jackson, Mississippi contributed $47.3 million of this growth. The other main contributors were strong truck volumes and continued strength in the construction equipment markets. Management is not expecting further growth in the heavy-duty truck market as it appears to be stabilizing at current production rates and the medium-duty truck market has softened over the last few months. Automotive market (passenger car and light truck) revenues registered a decline on a year over year basis.

The $88.8 million growth in revenues of the Original Equipment - Asia segment was primarily driven by nine months of sales this year versus four months of sales in fiscal 2005, when the results from the July 31, 2004 acquisition of WiniaMando’s Automotive Climate Control division in South Korea were recorded. Sales were positively impacted by favorable currency exchange rates, primarily the stronger won in relation to the dollar of approximately $5.8 million for the first nine months of fiscal 2006. The market for commercial vehicles produced in Korea remains depressed compared to recent years due to general economic conditions. These market conditions are expected to continue through the remainder of this fiscal year.

Revenues from the Original Equipment - Europe segment grew by 9.9%, or $37.0 million, from the same period last year which included a $2.7 million favorable dollar to euro currency impact for the first nine months of fiscal 2006. This growth is specifically driven by strength in the Heavy-Duty business (primarily on-highway truck) and new product launches, particularly with BMW. We anticipate some leveling out in the on-highway truck market during the remainder of the year; however, the market will remain above fiscal 2005 levels.

In the Commercial HVAC&R segment, revenue increased 68.9%, or $52.0 million. The acquisition of Airedale International Air Conditioning in April 2005 contributed $40.5 million to the segment. In addition, the market for OE HVAC coils and cooling products remains strong while the heating market continued to run steady year over year.

In the “Other” segment, revenues declined by 9.6%, or $2.6 million when compared to the previous year. A slow electronics market and lower fuel cell revenues were the main factors contributing to the decline.

In the aggregate, gross margin as a percentage of sales was 19.8%. This was a 1.5 percentage point decrease from the 21.3% earned in the first nine months of the previous fiscal year. The Original Equipment - Americas segment experienced reduced margins due to continued pricing increases in the metals market, product mix shifts and customer pricing pressure. This segment is also experiencing the normal lag in the pass-through of higher raw material costs, primarily copper, aluminum and steel while, at the same time, experiencing customer price downs. The Original Equipment - Asia segment had a negative impact on the Company’s overall margin, partially due to the impact of a labor contract settlement at the Company’s Asan City location and depressed volume for commercial vehicles. Integration, standardization and improvement efforts continue in this segment. The Original Equipment - Europe segment benefited from increased margins in their heavy duty business due to the strength of the market, operational improvements, purchasing cost reduction initiatives and favorable warranty expenses related to lower than expected claims on a specific customer program for pre-existing warranty. The Commercial HVAC&R segment experienced small margin declines due to the Airedale acquisition and higher material costs. The “Other” segment’s gross margin declines had a negligible impact on the Company’s overall gross margin.

Selling, general and administrative expenses of $164.7 million were up from the prior year’s first nine months of $131.5 million and up slightly, by 0.1% as a percentage of sales to 13.6%. The acquisitions of Modine Asia and Airedale resulted in an increase of $9.0 million and $7.6 million, respectively. The larger items contributing to the remaining increase in selling, general and administrative expenses were professional services (including Sarbanes-Oxley related fees, market analysis studies and continuous improvement initiatives) and contract employees, salaries and other compensation, other personnel expenses, maintenance and rearrangement expenses and developmental costs.

There were no restructuring costs recorded in the first nine months of fiscal 2006. In the prior year, a $1.0 million expense was recorded related to the closure of the Guaymas, Mexico facility in the Company’s electronic cooling business. These charges included a $0.7 million expense for a lease buyout and $0.3 million in severance costs.

Interest expense increased 23.5%, or $1.0 million, while average outstanding debt levels increased $32.5 million, or approximately 29.3%, from the same period one year ago. The main factor influencing the change was increased borrowing in conjunction with the acquisitions and stock buy-back described above.

Net other income decreased by $1.4 million from the prior year. Foreign currency transaction gains, primarily from unhedged and partially hedged inter-company loans were down $2.3 million from the prior year. The Company currently has an inter-company loan denominated in won which is subject to foreign currency fluctuations. An inter-company loan between European subsidiaries denominated in euros was paid off during the third quarter. In April 2005, the Company reduced the foreign exchange exposure on the inter-company loan with Modine Korea, LLC by entering into a zero cost collar hedge. Interest income was up $0.8 million in the comparable periods primarily due to higher cash balances and improved interest rates.

The provision for income taxes in the first nine months was $27.7 million which was down by $1.9 million from last year’s first nine months expense. The effective tax rate of 36.6% is 1.6 percentage points lower than the 38.2% reported one year ago. This decrease resulted primarily from a decrease in state income taxes and favorable foreign tax rate differentials, offset by an increase in the valuation allowance related to certain foreign tax loss carryforwards and the repatriation of foreign earnings under the Jobs Creation Act.

Earnings from continuing operations were $48.1 million or $1.41 basic earnings per share and $1.39 diluted earnings per share for the first nine months of the year. This compares to earnings of $47.8 million or $1.40 basic and $1.39 diluted earnings per share, for the first nine months of the prior year.

Net earnings for the first nine months included the spin off of the Aftermarket business operations, which were treated as discontinued operations. Net earnings from discontinued operations were income of $0.5 million versus a loss of $1.0 million a year earlier. Losses recorded in the current year from the disposal of the Aftermarket business, treated as discontinued operations, were $53.6 million. This reflects a $50.4 million non-cash charge to record the difference between the value Modine shareholders received in the new company, Proliance, of $51.3 million, a function of the stock price of Transpro, Inc. at the closing, and the $101.7 million in asset carrying value of Modine’s Aftermarket business. The remaining $3.2 million in losses recorded are foreign currency translation losses recognized upon disposal.

Total Company net losses for the first nine months were $(5.1) million, or ($0.15) basic earnings per share and fully diluted earnings per share versus net earnings of $46.8 million or $1.38 basic earnings per share and $1.36 fully diluted earnings per share in the prior year.

Outlook for the Remainder of the Year

Challenging business conditions persist, particularly in the areas of OE price down pressures, aggressive competitors, excess industry capacity, lower North American automotive build rates, a challenging electronics industry, and increasing raw material and energy costs. Several of these factors have deteriorated further than previous expectations including lower North American automotive build rates and rapidly accelerating raw material and energy costs. Additionally the Electronics Cooling business has been hindered by lower sales volumes and unexpected production problems at its facility in Taiwan. As a result, Modine’s senior management team is currently engaged in as strategic review of the electronics market segment and has made a number of internal management changes during the third quarter.

Given the current outlook for industry volumes, cost challenges and the strategic market reviews currently in progress, the Company is taking a more cautious position on its fiscal 2006 earnings. For fiscal 2006, management expects earnings per share from continuing operations will be flat to slightly down compared with $1.79 from continuing operations reported in fiscal 2005. The current guidance includes the negative impact of $0.06 per fully diluted share in connection with the cash repatriation. Modine expects to see continued improvement in the Company’s cash flow and return on capital employed objective. In addition, Modine expects to end the year with a very strong balance sheet, allowing ample liquidity and flexibility for the next fiscal year.

The Company is pleased with the underlying performance in the areas that it can control. In addition to the recent acquisitions, the Company announced approximately $300 million of net new business during the quarter. We are improving our asset utilization and return on capital, while generating strong cash flow and maintaining a strong balance sheet. Overall, the Company is focused on increasing business with existing customers while attracting new customers in multiple global markets with quality products, exceptional service, and new technology offerings. The goal remains to pursue diversification across markets, geographies and customers. The Company is also working hard to leverage the cost base across the growth being seen in the top line. These forward-looking statements regarding sales, earnings and operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. See “Important Factors and Assumptions Regarding Forward-Looking Statements” below.

FINANCIAL CONDITION

Comparison between December 26, 2005 and March 31, 2005

Current assets

Cash and cash equivalents of $33.1 million decreased $22.0 million from the March 31, 2005 balance. The strong generation of cash provided by operating activities and increased borrowing were the primary sources of cash which was used for repurchases of common stock under the on-going repurchase program, property, plant and equipment expenditures, the Airedale acquisition, dividends and the spin off of the Aftermarket business.

Trade receivables of $228.0 million were down $23.7 million (9%) over year-end, primarily due to the spin off of the Aftermarket business in the second quarter which lowered receivables by $27.7 million from the beginning of the year. In addition, the impact of exchange rates on foreign currency balances reduced trade receivables by $9.2 million, primarily the weaker euro and won in comparison to the dollar. The acquisition of Airedale added $12.4 million to the trade accounts receivable balance at December 26, 2005, offsetting a portion of the overall reduction. The remaining change was related to timing differences of collections.

Inventory levels of $90.7 million decreased by $59.1 million from year-end, primarily due to the spin off of the Aftermarket business which lowered inventories by $68.0 million from the beginning of the year. In addition, the impact of exchange rates on foreign currency balances, primarily the weaker euro and won in comparison to the dollar, reduced inventories by $2.8 million. The acquisition of Airedale in the Commercial HVAC&R segment added $4.5 million from the beginning of the year. The remaining $7.2 million overall increase was spread across the Company’s other manufacturing facilities.

Deferred income taxes and other current assets decreased by $14.2 million from year-end. A portion of the decrease, $8.1 million, relates to the Aftermarket business spin off with the remaining net decrease of $6.1 million comprised of a $4.8 million decrease in unbilled customer tooling, a $1.8 increase in unexpired insurance premiums, a $1.2 million decrease in deferred income taxes, and smaller changes in a number of the other categories.

The current ratio was 1.5 to 1 at March 31, 2005 and December 26, 2005. Net working capital decreased $34.2 million to $130.0 million as cash was reduced to pay down long-tem debt.

Noncurrent assets

Net property, plant and equipment of $454.6 million decreased by $41.6 million from March 31, 2005. Approximately $22.2 million of the reduction is attributable to the Aftermarket business spin off. Foreign currency translation of approximately $26.4 million was responsible for the largest portion of the remaining change from the beginning of the year as the euro and won weakened against the dollar. Depreciation of approximately $49.8 million during the first nine months of the year was slightly higher than capital expenditures of $49.6 million. The acquisition of Airedale in the Commercial HVAC&R segment added $4.8 million in property, plant and equipment from the beginning of the year. Expenditures and commitments include tooling and equipment for new and renewal platforms with new and current customers in Europe, North America and Asia and for continuous improvement related projects. Expenditures and commitments also include SAP ERP and Hyperion consolidation and reporting system installations taking place in North America. Outstanding commitments for capital expenditures were $35.0 million at December 26, 2005. The outstanding commitments will be financed through a combination of funds generated from operations, existing cash reserves, and third party borrowing, as required.

Investments in non-consolidated affiliates of $40.4 million increased by $5.3 million from year-end. The main item contributing to the increase in non-consolidated affiliate investments was equity earnings of $4.0 million from the Company’s four equity investments with the largest portion coming from its Brazilian joint venture. The remaining change is due to currency fluctuations of $1.8 million, reduced by a dividend received from the Company’s equity investment in France, Construction Mechaniques Mota, S.A., of $0.5 million.

Goodwill increased by $10.7 million. The main item contributing to the change was the acquisition of Airedale which increased goodwill by $9.9 million net of foreign currency translation losses at December 26, 2005. Additionally, the goodwill related to the purchase of the Jackson, Mississippi business was increased by $1.2 million due to an adjustment of the opening balance for accounts payable and payroll liabilities. The other remaining changes were related to currency impact on foreign currency balances. Intangible assets increased by $10.3 million. The main item contributing to the change was the acquisition of Airedale which added a trademark carried at $11.2 million net of foreign currency translation losses. The remaining reduction is related to spin off of the Aftermarket business which lowered intangibles by $0.7 million from the beginning of the year and amortization expense recorded in the first nine months of the current year.

Deferred charges and other noncurrent assets decreased by $2.8 million. The net reduction was primarily the result of changes in deferred pension assets and insurance deposits partially offset by an increase in long-term deferred tax assets.

Current Liabilities

Accounts payable and other current liabilities, excluding outstanding current debt and income taxes, of $246.7 million were $15.5 million lower than at March 31, 2005. The Aftermarket business spin off reduced these categories by $36.8 from the beginning of the year. In addition, the impact of exchange rates on foreign currency balances reduced accounts payable and other current liabilities by $9.8 million, primarily due to the weaker euro and won in comparison to the dollar. Partially offsetting the reduction was the Airedale acquisition which added $11.4 million to the December 26, 2005 balance. Normal timing differences and the level of operating activity accounted for the remaining change. Accrued income taxes decreased $4.4 million from timing differences in making estimated payments and the currency exchange impact on balances in foreign currencies.

Debt

Outstanding debt increased $38.4 million to $144.0 million from the March 31, 2005 balance of $105.6 million. An increase of $48.2 million in international long-term debt accounted for this change, offset by a decrease of $9.8 million in domestic long-term debt. International long-term debt increased during the third quarter, as the Company borrowed the net principal amount of €41.0 million, or $48.2 million, under a Credit Agreement through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. Domestic long-term debt decreased $9.8 million since March 31, 2005 due to a number of factors. During the first two quarters of fiscal year 2006, additional net borrowings of $60.0 million were made on existing credit lines to finance the Airedale acquisition and the share repurchase program. During the third quarter, net payments in the amount of $80.0 million were made on existing credit lines, as the Company used existing cash balances and internally generated cash flows to lower outstanding debt balances. Also during the third quarter, the Company borrowed $75.0 million through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay the outstanding debt of $60.6 million to The Prudential Insurance Company of America. The remaining change was related to currency fluctuations on the Prudential note payable which was denominated in euros.

Consolidated available lines of credit increased $10.7 million to $229.5 million since March 31, 2005. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $304.5 million. Domestically, Modine's unused lines of credit increased $80.0 million to $185 million, due to the payments mentioned above. Foreign unused lines of credit were $44.5 million, which included $38.6 million of available credit lines in South Korea. The remaining available lines of credit were located in Europe. At December 26, 2005, total debt-to-capital (capital = debt + shareholders equity) was 22.0% compared with 13.8% at the end of fiscal 2005. A portion of this increase is attributed to the spin off of the Aftermarket business which removed approximately $102 million of shareholders equity and no debt, because the Company distributed the Aftermarket business to its shareholders on a debt-free basis.

On September 29, 2005, the Company entered into a Note Purchase Agreement of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000. The Company used the proceeds from the sale of the Notes for general corporate purposes, including the payment of debt. Proceeds from the loan obtained on September 29, 2005 were used to repay the Euro denominated debt due the same day.

On December 20, 2005, the Company borrowed the aggregate principal amount of €71,000,000 under a Credit Agreement. The aggregate commitment of €71,000,000 includes €30,000,000 repaid during third quarter and €41,000,000 to be repaid on or before September 30, 2009 and recorded as long-term debt in the financial statements. For further details, see Footnote 14 to the Notes to Consolidated Financial Statements (unaudited) above.

Shareholders' Equity

Total shareholders' equity decreased by $149.8 million to a total of $510.0 million. The major item contributing to the overall reduction was the spin off of the Aftermarket business in the second quarter which reduced equity by approximately $101.7 million. The spin off distribution received by Modine shareholders in the form of Modine Aftermarket Holdings common stock which was immediately converted into Proliance stock totaled $51.3 million and the remaining equity, $50.4 million, was recorded as a loss on the disposal of the Aftermarket business.  An additional loss of $3.2 million was recognized from foreign currency translation losses upon disposal which were recorded to reach a total loss on the disposal of the Aftermarket business of $53.6 million.  Overall, a net loss of $5.1 million was recorded for the first nine months of fiscal 2006. Also reducing shareholder equity were dividend payments of $18.1 million and $60.0 million related only to the share repurchase program. Net unfavorable foreign currency translation was $28.3 million as the dollar strengthened against the euro and won in the first nine months of the fiscal year. In addition, $1.6 million was recorded to other comprehensive income during the year. Favorably impacting shareholders' equity was a net overall increase in paid-in capital and common stock of $15.6 million. This increase resulted from the issuance of common stock used to satisfy stock option exercises and stock awards granted during the year. Also recognized in paid-in capital were the associated tax benefits resulting from stock option exercises. The increase of $3.7 million in restricted stock was related to the issuance of stock awards, less normal amortization.

Liquidity

Operating cash flows for the nine months ended December 26, 2005 and 2004 were $97.5 million and $88.6 million, respectively. The differences were mainly the result of increased earnings from continuing operations adjusted for increased depreciation expense and other non-cash items and a positive year over year working capital requirement improvement, particularly with respect to trade receivables. Strong operating cash flow enabled the Company to pay down a net $42.7 million of debt, purchase $61.3 million in stock and make dividend payments of $18.1 million during the year.

Operating cash flows for the three months ended December 26, 2005 and 2004 were $47.6 million and $57.0 million, respectively. Compared to the prior year, operating cash flows were lower primarily due to lower quarterly net earnings. Strong operating cash flow enabled the Company to pay down a net $17.3 million of debt, purchase $37.1 million in stock and make dividend payments of $5.9 million during the third quarter.

Working capital of $130.0 million at the end of the third quarter decreased $34.2 million from the end of fiscal 2005, principally due to the long-term refinancing of debt that was classified as current at March 31, 2005, and the effects of the Aftermarket business spin off, particularly with respect to the resulting decrease in inventory. Compared with the prior year, inventory turns increased from 14.7 to 14.8 and days sales outstanding decreased from 56 to 51 days.

The Company expects cash flows to remain strong in the current fiscal year and to meet its future operating, capital expenditure, stock repurchase program and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

Contractual Obligations

In conjunction with the spin off of the Aftermarket business, the Company reduced its operating lease commitments by the following amounts that were reported for the total Company at March 31, 2005.

(In thousands)	Amount
Fiscal 2006	$3,841
Fiscal 2007 - 2008	2,490
Fiscal 2008 - 2009	592
Total	$6,923

On September 29, 2005, the Company borrowed $75,000,000 at 4.91% through a private placement of $75,000,000 of aggregate principal amount of 4.91% Senior Notes due September 29, 2015. Concurrent with the execution of this new borrowing on September 29, 2005 the Company repaid its €50,000,000 ($60,644,000) borrowing and paid down $5,000,000 on its revolving credit agreement on September 30, 2005 with the remaining $9,356,000 being used for general corporate purposes.

On December 20, 2005, the Company borrowed the aggregate principal amount of €71,000,000 under a Credit Agreement dated as of December 13, 2005 through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. This loan was secured by a guarantee from Modine Manufacturing Company, as parent, and by certain other subsidiaries of Modine. The proceeds of the Loan were used by Modine Holding GmbH to purchase a portion of the shares of Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe for Modine to avail itself of associated tax benefits and for general corporate purposes.

There have been no other material changes since the filing of the Company’s Annual report on Form 10-K for the year ended March 31, 2005.

Environmental

Please see Footnote 19 to the Notes to Consolidated Financial Statements (unaudited) above which is incorporated herein by reference.

IMPORTANT FACTORS AND ASSUMPTIONS REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties which are identified on page 36 of the Company’s 2005 Annual Report to Shareholders and other recent Company filings with the Securities and Exchange Commission, including, but not limited to, the following:

Issues arising from Modine as a Supplier:

•
Customers’ abilities to maintain their market shares and achieve anticipated growth rates for new products, particularly as they experience pricing pressures, including price downs, and excess capacity issues;

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

•	The effect of the weather on market demand, which directly impacts sales;
•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;
•	Work stoppages or interference at Modine or Modine’s major customers;
•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;
•	Problems encountered in product launches; and
•	Unanticipated warranty exposure.

Issues arising from Modine as a Customer:

•	Unanticipated problems with suppliers’ abilities to meet Modine’s demands; and
•	Increasing prices for raw materials, primarily copper, aluminum, steel, resins and natural gas.

Issues arising from Business Development/Acquisitions and Integration:

•	Modine’s ability to consummate and successfully integrate proposed business development opportunities and not disrupt or overtax its resources in accomplishing such tasks; and
•	The ability of Modine to integrate acquired operations and employees in a timely and cost-effective manner.

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

•	The cyclical nature of the vehicular industry;
•	Changes in the anticipated sales mix;
•	The market’s narrow association of Modine with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;
•	Unanticipated product, design or manufacturing difficulties, including unanticipated warranty claims;
•	International economic changes and challenges, particularly in China and Korea;
•	Market acceptance and demand for new products and technologies;
•	The ability of Modine, its customers and suppliers to achieve projected sales and production levels;
•	Unanticipated product or manufacturing difficulties; and
•	Patent infringement claims by competitors.

Issues arising from Modine as an employer:

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs and reductions in pension credit.

Modine does not assume any obligation to update any of these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in countries outside of the United States. Modine has manufacturing facilities in Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, Brazil and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the won.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's unfavorable currency translation adjustments recorded for the nine months ended December 26, 2005 and favorable adjustment for the twelve months ended March 31, 2005 were $28.3 million and $23.3 million, respectively. As of December 26, 2005 and March 31, 2005, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $50.0 million (continuing operations) and $94.7 million (continuing and discontinued operations), respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $5.0 million (continuing operations) and $9.5 million (continuing and discontinued operations). This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a currency other than the dollar.

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

(In thousands, except percentages)
	December 26, 2005
	Expected Maturity Date
Long-term debt	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (won)	$25	$119	$137	$156	$176	$2,090	$2,703
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Variable rate (euro)	-	-	-	-	$48,343	-	$48,343
Average interest rate	-	-	-	-	3.82%	-	-

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.

At December 26, 2005, the Company had a 37.1 billion won ($36,735,000), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income (expense) in the consolidated statement of earnings and act to offset any currency movement outside of the collar on the outstanding loan receivable. This derivative instrument expires on August 29, 2006. During the third quarter of fiscal 2006, Modine Korea, LLC paid 6.0 billion won on this inter-company loan and the Company correspondently adjusted the zero cost collar to reflect this payment.

At December 26, 2005, the €11.1 million euro on-demand loan between the Company’s wholly owned German subsidiary, Modine Holding GmbH, and its wholly owned subsidiary Modine Hungaria Kft had been paid in full. For the three months ended December 26, 2005 and 2004, the Company recorded in “other income - net” translation gains of $353,000 and $341,000, respectively. For the nine months ended December 26, 2005 and 2004, the Company recorded in “other income - net” translation gains/(losses) of $576,000 and ($535,000), respectively.

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

	December 26, 2005
	Expected Maturity Date
Long-Term Debt in ($000's)	F2006	F2007	F2008	F2009	F2010	Thereafter	Total
Fixed rate (won)	$25	$119	$137	$156	$176	$2,090	$2,703
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. $)	-	-	-	-	-	$75,000	$75,000
Average interest rate	-	-	-	-	-	4.91%	-
Variable rate (U.S.$)	-	-	$3,000	-	$15,000	-	$18,000
Average interest rate	-	-	4.09%	-	5.77%	-	-
Variable rate (euro)	-	-	-	-	$48,343	-	$48,343
Average interest rate	-	-	-	-	3.82%	-	-

Credit Risk

Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted, the Company actively monitors the customer's financial condition and developing business news. Approximately 56% of the trade receivables balance at December 26, 2005 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies. For example, traditionally, significant increases in oil prices have had an adverse effect on many markets the Company serves. Continued high oil prices may negatively impact the Company’s earnings, particularly in the truck and off-highway markets.

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $25.1 million investment in its 50%-owned joint venture, Radiadores Visconde, Ltda. During the first nine months of fiscal 2006, the Brazilian real strengthened against the dollar by approximately 15%. In addition, the Company is focusing more intently on conditions in Asia as we integrate Modine Korea and our China acquisitions, and deal with our Electronics Cooling operations in Taiwan. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company’s ability to commercialize its investments. Current examples of new and emerging product markets for Modine include those related to exhaust gas recirculation, CO2, and fuel cell technology. In addition, Modine’s Airedale acquisition exposes Modine to new specialty air conditioning markets. Investment in these areas is subject to the risks associated with business integration, technological success and market acceptance.

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

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products. The Company offsets this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

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

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. At present, the Company does not use forward contracts to hedge against changes in certain specific commodity prices of the purchase commitments outstanding. The Company is evaluation its options to lessen the affect of these rising prices.  The Company does maintain agreements with certain original equipment customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. As a result of on-going OE price down pressures, certain original equipment customers purchasing groups are challenging these pass-throughs despite contract provisions to the contrary. While the Company understands the unexpected rise in certain raw material prices and the highly competitive market place, management intends to enforce these contractual arrangements.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company’s periodic SEC filings.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is continuing to undergo a comprehensive effort to ensure on-going compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act that took effect for the Company's fiscal year ended March 31, 2005. These efforts include the implementation of new consolidation and financial reporting software using Hyperion Financial Management, the development and upcoming implementation of SAP ERP North American manufacturing installations beginning this summer. Additionally the Company, through its information technology area, is proceeding with a comprehensive review of its systems and software application security, including segregation of duties. All of these initiatives are intended to further strengthen the internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following should be read in conjunction with Item 3, Legal Proceedings, in Part I of the Company’s 2005 Annual Report on Form 10-K and Item I, Legal Proceedings, in Part II of the Company’s Quarterly Report on Form 10-Q for the quarters ended June 26, 2005 and September 26, 2005.

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

Please see Footnote 19 to the Notes to Consolidated Financial Statements (unaudited) above which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of Common Stock during the third quarter of fiscal 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 27 - October 26, 2005	1,765 (2) 331,700 (3)	$35.43 (4)	331,700 (3)	693,300 (5)

October 27 - November 26, 2005	836 (1) 3,749 (2) 363,300 (3)	$33.05 (4)	363,300 (3)	330,000 (5)

November 27 - December 26, 2005	375,000 (3)	$33.65 (4)	375,000 (3)	0 (5)

Total	1,076,350	$34.04 (4)	1,070,000

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

(4)       The stated price does not include any commission paid.

(5)       The stated figure represents the remaining number of shares that may be repurchased under the 5% portion of the above-described dual purpose share repurchase program. The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of the Program. In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described in Footnote 1 to the Notes to Consolidated Financial Statements (unaudited) above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 428,550, with a value of $14,116,437 at December 26, 2005. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25% per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 6. Exhibits

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2.1	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to the Registrant's Form 8-K dated April 30, 2004.

2.2	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2.3	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro, Inc.	Exhibit 2.2 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2.4	OEM Acquisition Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company and Transpro, Inc.	Exhibit 2.3 to the Registrant’s Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2.5	Share Purchase Agreement between shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.	Exhibit 2(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”).

3.1	Restated Articles of Incorporation (as amended).	Appendix B to Registrant’s Proxy Statement dated June 15, 2005

3.2	By-Laws (as amended).	Exhibit 3.2 to the Registrant's Form 8-K dated July 20, 2005.

4.1	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to the 2003 10-K

4.2	Restated Articles of Incorporation (as amended)	See Exhibit 3(a) hereto.

4.3
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

10.1
Note Purchase Agreement among Modine Manufacturing Company and the Purchasers for the issuance and sale by Modine of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to the Registrant’s Form 8-K dated September 29, 2005.

10.2
Credit Agreement dated as of December 13, 2005 among Modine Holding GmbH as Borrower, Modine Manufacturing Company as Parent and a Guarantor, certain subsidiaries of Modine, as Guarantors, J.P. Morgan Europe Limited, as Agent, J.P. Morgan plc as Lead Arranger and the following financial institutions: J.P. Morgan Europe Limited and SunTrust Bank, in the aggregate principal amount of €71,000,000.
Exhibit 10.1 to the Registrant’s Form 8-K dated December 19, 2005.

31.1	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of B.C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of D.B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of B.C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President, Finance
and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Dean R. Zakos
Dean R. Zakos, Vice President, General
Counsel and Secretary

Date: February 6, 2005