Form 10-K
period 2006-03-31
MODINE MANUFACTURING CO
filed 2006-06-14
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[✓]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-0482000 (I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin (Address of principal executive offices)	53403 (Zip Code)

Registrant's telephone number, including area code (262) 636-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.625 par value	Name of each exchange on which registered New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ✓]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]  No [✓ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [✓] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [✓]

Approximately 75 percent of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $897.8 million based on the market price of $36.17 per share on September 26, 2005, the last day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,934,152 at June 7, 2006.

An Exhibit index appears at pages 136-140 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

TABLE OF CONTENTS

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2006

		Page
Part I
Item 1	Business.	1-18
Item 1A	Risk Factors.	18-21
Item 1B	Unresolved Staff Comments.	21
Item 2	Properties.	21-23
Item 3	Legal Proceedings.	23-25
Item 4	Submission of Matters to a Vote of Security Holders.	25
	Executive Officers of the Registrant.	26-27
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	27-29
Item 6	Selected Financial Data.	30
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	31-56
Item 7A	Quantitative and Qualitative Disclosures about Market Risk.	56-60
Item 8	Financial Statements and Supplementary Data.	61-127
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	128
Item 9A	Controls and Procedures.	128-129
Item 9B	Other Information.	129
Part III
Item 10	Directors and Executive Officers of the Registrant.	129-130
Item 11	Executive Compensation.	130
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	130
Item 13	Certain Relationships and Related Transactions.	130
Item 14	Principal Accounting Fees and Services.	130
Part IV
Item 15	Exhibits, Financial Statement Schedules.	131
	Signatures	132-133
	Financial Statements
	Financial Statement Schedules
	Report of Independent Registered Public Accounting Firm
	Exhibit Index	136-140

PART I

ITEM 1.   BUSINESS.

Business and Products

Modine is a global leader in thermal management technology, serving the vehicular, industrial, commercial, building HVAC&R (heating, ventilating, air conditioning and refrigeration) and electronic markets. Modine develops, manufactures, and markets thermal management products, components and systems for use in various original equipment manufacturer (“OEM”) applications and to a wide array of building and other commercial markets. Our primary customers across the globe are:

- Automobile, truck, bus, and specialty vehicle OEMs;
- Agricultural and construction OEMs;
- Heating and cooling OEMs;
- Construction contractors;
- Wholesalers of plumbing and heating equipment;
- Computer and server OEMs;
- Telecommunications OEMs; and
- Industrial electronic OEMs.

In layman’s terms, when we discuss thermal management, we are talking about products, such as radiators, charge air coolers and oil coolers, that use a medium (air or liquid) to cool the heat that is produced by a vehicle engine. In addition, we also produce systems for maintaining vehicle passenger comfort which include components such as evaporators and condensers. We supply equipment for the temperature control needs of public and commercial buildings. We are also in the business of cooling electronics equipment with heat pipes and other devices that dissipate the tremendous heat generated by the processing centers in that type of equipment.

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine. Mr. Modine’s “Spirex” radiators became standard equipment on the famous Ford Motor Company Model T. When he died at the age of 95, A.B. Modine had been granted a total of 120 U.S. patents for heat transfer innovations. The standard of innovation exemplified by A.B. Modine remains the cornerstone of Modine today.

Terms; Year References

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context requires otherwise, we are referring to Modine Manufacturing Company and its subsidiaries. Our fiscal year ends on March 31. All references to a particular year mean the fiscal year ended March 31 of that year, unless indicated otherwise.

Business Strategy

Modine focuses on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers. We are committed to enhancing our presence around the world and serving our customers where they are located. We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal problems.

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, and partnering with customers on global OEM platforms. Modine’s top five customers are in three different markets - automotive, truck and off-highway - and its ten largest customers accounted for approximately 60 percent of the Company’s fiscal 2006 sales. In fiscal 2006, 56 percent of total revenues were generated from sales to customers outside of the U.S., consisting of 49 percent generated by Modine’s international operations and 7 percent generated by exports from the U.S.

During fiscal 2006, the Company achieved record revenue from continuing operations of $1.6 billion, a 21 percent improvement from $1.3 billion in fiscal 2005. Sales volumes were positively affected by strength in the truck and heavy-duty and industrial markets, as well as strong results in commercial HVAC&R, including revenues from Airedale Air Conditioning International, Ltd. (“Airedale”) which was acquired by Modine in May 2005. Net earnings of $60.8 million, or $1.78 per fully diluted share from continuing operations, were down modestly from net earnings of $61.7 million, or $1.79 per fully diluted share, in fiscal 2005. The decrease in net earnings was primarily driven by a decrease in gross margins related to higher copper, aluminum, steel, resin and natural gas prices, and pricing pressure from customers. Partially offsetting the gross margin decrease was an improvement in Modine’s effective income tax rate from 37 percent in fiscal 2005 to 33 percent in fiscal 2006. The improvement in the effective income tax rate was primarily due to $4.4 million of research and development credits recorded in the fourth quarter of fiscal 2006 and a reduction in fiscal 2006 state income taxes, partially offset by $2.0 million of taxes generated on repatriated cash from Europe under the Jobs Creation Act of 2004. Presently, the research and development tax credit has expired and has not been renewed by the U.S. Congress. There is no guarantee that the U.S. Congress will renew the credit, or renew it in a substantially similar form. Accordingly, it is uncertain whether the Company will again receive the tax credit in fiscal 2007 similar to fiscal 2006.

Operating cash flow for fiscal 2006 was $131.9 million, the 6th consecutive year above $100 million but a 15 percent decrease versus the prior year. The Company targets a return on average capital employed (“ROACE”)* of 11 percent to 12 percent through the cycle and we achieved a 9.7 percent ROACE in fiscal 2006.

Fiscal 2006 selling, general and administrative (“SG&A”) expense was 20.0 percent higher than in fiscal 2005; however, as a percentage of sales, SG&A decreased from 13.7 percent to 13.5 percent. The increase in SG&A expense is primarily related to an increase in expenditures necessary to support growing business volume, added costs in conjunction with the acquisition of Airedale and an increase in employee benefit costs, including health care.

Net earnings, including results from discontinued operations, were $7.6 million, or $0.22 per fully diluted share, compared to net earnings of $61.7 million, or $1.79 per fully diluted share, for fiscal 2005. These results include a non-cash charge to discontinued operations to reflect the difference between the value that Modine shareholders received in Proliance International, Inc., a function of the price of Transpro, Inc. at the time of the closing of the spin off of Modine’s Aftermarket business to its shareholders and subsequent merger of that business with Transpro and the asset carrying value of Modine’s Aftermarket business.

We continue to focus on increasing the return on average capital employed, reflecting our Value Based Management (“VBM”) strategy. Through VBM, capital is allocated to each business unit based on performance, and that performance is evaluated against a risk-adjusted target rate of return. All business units are measured using specific performance standards and they all must earn the right to grow through their performance. This focus also allows us to identify underperforming business units, and to pursue opportunities that will contribute to our earnings and returns. We continue to take actions to enhance these returns into the future.

_____
*Definition - Return on average capital employed (“ROACE”) is net earnings and adding back after-tax interest (interest expense less the tax benefit at the total company effective tax rate), divided by the average total debt plus shareholders’ equity. This is a financial measure of the profit generated on the total capital invested in the Company before interest expense payable to lenders, net of any tax effect. The ROACE computation for fiscal 2006 has been presented on a continuing operations basis, which excludes the discontinued results of the spin off of the Aftermarket business.

Management discussion concerning the use of the financial measure - ROACE:

ROACE is not a measure derived under generally accepted accounting principles (GAAP) and should not be considered as a substitute for any measure derived in accordance with GAAP. Management believes that ROACE provides investors with helpful supplemental information about the Company’s performance, ability to provide an acceptable return on all the capital utilized by the Company, and ability to fund growth. This measure may be inconsistent with similar measures presented by other companies. The following schedule provides a reconciliation of ROACE to the most directly comparable financial measures calculated and presented in accordance with GAAP for the year ended March 31, 2006:

Net earnings	$60,752
Plus interest expense net of tax benefit at total company effective tax rate	4,863
Net return	$65,615

Divided by: Average capital (debt + equity, last five quarter ends / divided by 5)	$678,349

Return on average capital employed	9.7%
Interest expense	$7,247
Total company effective tax rate	32.9%
Tax benefit	2,384
Interest expense net of tax benefit	$4,863

The Company’s goal is to maintain a total debt to capital ratio below 40 percent while searching for accretive acquisitions and partnerships. Modine ended fiscal 2006 with a solid balance sheet and significant liquidity that was used to fund various key programs throughout the year. Operating cash flow of $131.9 million and a moderate amount of borrowings funded the Company’s purchase of $82.8 million of its stock on the open market which is comprised of $80.7 million acquired through stock repurchase programs and $2.1 million of treasury stock acquisitions; capital expenditures of $79.9 million; the $38.0 million acquisition of Airedale; and a dividend of $23.9 million. Total debt at the end of fiscal 2006 was $157.8 million compared with $105.6 million at the end of fiscal 2005. The total debt to capital (total debt plus shareholders' equity) ratio increased to 23.8 percent, compared with 13.8 percent at the end of fiscal 2005. Modine’s cash balance at March 31, 2006 was $30.8 million compared to $55.1 million one year ago.

Working capital of $117.2 million at the end of fiscal 2006 was sharply lower than the $164.2 million a year ago, primarily due to the affect of the Company’s spin off of its Aftermarket business on July 22, 2005. Modine’s days sales outstanding has remained relatively steady over the past three years, from 49 days at the end of fiscal 2004 to 51 days at the end of fiscal 2006.

In the fourth quarter of fiscal 2006, the Company completed its previously announced repurchase of up to 5 percent of its outstanding common stock as well as the buyback of additional shares to offset dilution from Modine’s incentive stock plans. Subsequent to the completion of the above-described stock buyback program, the Company announced the repurchase of up to 10 percent of the Company’s outstanding stock over the next 18 months, incremental to the prior buyback program. During fiscal 2006, the Company purchased 2,440,000 shares of common stock at an average price of $33.05 or a total of approximately $80.7 million. As previously publicly announced, any purchases will be made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions. Purchases are at the discretion of the Company and depend on business and market conditions, regulatory considerations and other factors. During fiscal 2007 up through May 12, 2006, the Company purchased an additional 290,000 shares of common stock at an average price of $28.48 or a total of approximately $8.3 million.

We focus our development efforts on the most promising new markets and new products. As a result, our investment in research and development (“R&D”) has increased at an average annual rate of approximately 17 percent since fiscal 2004. R&D is an investment that pays off with technologies for our core markets, such as exhaust gas recirculation (“EGR”) coolers. It is also an investment in our future, as our work with CO2, fuel cell technologies and aluminum radiators demonstrates. U.S., European and Asian emissions regulations are tightening fast which require that we react quickly. Modine is a leader in EGR cooler technology and we have developed solutions that allow our customers to meet tighter government standards efficiently. Forthcoming regulations will require even more advanced technology, but through our proactive R&D, we are developing new technologies designed to keep our customers within federal and international guidelines and regulations well into the future. In addition, our electronics cooling business competes in the electronics cooling market, by designing, manufacturing and distributing thermal management solutions for microprocessors and electronics applications in the telecommunications, networking, and power semiconductor markets.

We have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art technical centers. All of these are critical to our strategy of generating growth through technological leadership. Our wind tunnels, technical centers and administration buildings in Racine, Wisconsin, and Bonlanden, Germany, and wind tunnel and technical center in Asan City, Korea ensure better ongoing service for our global customers.

From a growth perspective, we are seeking creative opportunities to extend our core thermal management strengths into new applications and high-growth markets. We examine market opportunities for complementary products in our existing markets as we evaluate potential acquisitions.

On May 3, 2005, we acquired Airedale International Air Conditioning Limited (“Airedale”), a privately held manufacturer of specialty air conditioning systems with headquarters in Leeds, U.K. for approximately $38 million in cash. Founded in 1974 with calendar 2004 revenues of approximately $75 million, Airedale focuses on specialty, low-volume and value-added products and premium services for select, non-residential markets in more than 50 countries. The acquisition of Airedale nearly doubles the size of Modine’s Commercial HVAC&R business. Airedale products are sold to installers, contractors and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing. Products include close control units for precise temperature and humidity control applications; chiller units and condensing units; comfort products; and equipment service and controls. Airedale has approximately 450 employees and production facilities in Leeds, U.K., which includes a product development lab and testing center; Johannesburg, South Africa; and Zhongshan, China. Modine’s operating results for fiscal 2006 include the results of Airedale since the date of acquisition. This business is included in the Commercial HVAC&R segment using a one-month delay similar to the Company’s other foreign subsidiaries.

On July 22, 2005, the Company completed the spin off of its Aftermarket business to its shareholders on a debt-free and tax-free basis and immediately merged that business into Transpro, Inc. which was renamed Proliance International, Inc. (AMEX: PLI). After a comprehensive review of the global aftermarket, we determined that our focus needs to be on our OEM customers. Both the OEM and aftermarket vehicle components businesses are extremely competitive, characterized in large part by globalization, margin pressure and consolidation into increasingly larger participants, as well as movement by participants toward a focus on either the OEM or the Aftermarket segment, but not both. Following the transactions, Modine’s shareholders became owners of approximately 52 percent of the combined company’s common stock on a fully diluted basis, as well as retaining their Modine shares, and Transpro’s shareholders owned the remaining 48 percent. Modine classified its Aftermarket business as a discontinued operation in the second quarter of fiscal 2006 and recorded a non-cash charge of approximately $53.5 million to reflect the difference between the value Modine shareholders received in the combined company, a function of the stock price of Transpro at the time of the closing, and the asset carrying value of Modine’s Aftermarket business.

  On May 8, 2006, we purchased the remaining 50 percent of Radiadores Visconde, our Brazilian joint venture, for a purchase price of $17.0 million less cash acquired of $3.4 million. The purchase agreement also provides for payment of an additional $4.0 million based on certain future performance goals. Radiadores Visconde, which was established in 1963 and is based in Sao Paulo, Brazil, provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout South America. It manufactures a wide array of modules and heat exchangers for OEMs including radiators, charge air coolers, and oil coolers.

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographical locations. Each Modine segment is managed at the group vice-president level and has separate financial results reviewed by its chief operating decision makers. These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses. Additional information about Modine’s business segments, including sales and assets geographically, is set forth in Note 24 of the Notes to the Consolidated Financial Statements.

In the second quarter of fiscal 2006, after the spin off of the Aftermarket business, the Company expanded its reporting segments from three to five - Original Equipment - Americas; Original Equipment - Asia; Original Equipment - Europe; Commercial HVAC&R; and Other, which includes the electronics cooling and fuel cell businesses. The reporting segments offer a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2006	Fiscal 2005

Modules/Packages*	28%	31%
Oil Coolers	14%	17%
Vehicular Air Conditioning	14%	10%
Charge-Air Coolers	12%	12%
Radiators	11%	9%
EGR Coolers	9%	10%
Building HVAC	9%	6%
Electronics	2%	3%
Miscellaneous	1%	2%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years as the Company's traditional OEM customers in the U.S., faced with dramatically increased international competition, have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, and lower tax rates. In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate in research and development, design, and validation responsibilities. This should result in stronger customer relationships and more partnership opportunities for the Company.

The competitive landscape for Modine's core heat transfer products continues to change. We face increased competitive challenges from existing companies and the threat of new, low cost competitors (specifically from China) continues to exist.

Original Equipment - Americas, Europe and Asia Segments

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing our competitors on a global basis. In addition, the Company's customers are putting more and more pressure on their suppliers to lower prices continuously over the life of a program or platform, are putting increasing emphasis on price in the quoting process, and are beginning to request up front payments for future business.

The Company's traditional competitors, Behr GmbH & Co. K.G., Dana Corporation, Visteon Corporation, Denso Corporation, and Valeo SA, have a worldwide presence. Furthermore, the Company faces a new form of competition as these companies expand their product offering, migrating from suppliers of components to suppliers of complete integrated modules/packages. Some OEMs have embraced this move, and award contracts based on the ability to provide integrated modules/packages.

Specifically, the Original Equipment - Americas, Europe and Asia segments are composed of the following product types:

Truck

Products - Engine cooling modules (radiators, charge-air-coolers, EGR coolers, fan shrouds, and surge tanks); HVAC system modules (condensers, evaporators and heater cores); oil coolers (transmission oil coolers and power steering coolers); and fuel coolers

Customers - Class 3-8 truck, bus, and specialty vehicle manufacturers

Market Overview - We have witnessed strong growth in the U.S., Europe, Asia, and South America with broad customer and market consolidation, which we expect to continue. Other trends influencing the market include system suppliers becoming more vertically integrated, development costs increasing, and distribution methods and dynamics changing. Additionally, fixed emissions regulations and timelines are driving the advanced product development worldwide. OEMs have greater support expectations at lower prices and require high tech/low cost solutions for their thermal management needs. In general, the customers have a deflationary price approach.

Primary Competitors - Behr GmbH & Co. K.G., Bergstrom, Inc., Delphi Corporation, Denso Corporation, Red Dot Corporation, Valeo SA, Visteon Corporation

Automotive

Products - Power train cooling (engine cooling modules; radiators; condensers; charge-air-coolers; auxiliary cooling (power steering coolers and transmission oil coolers)); on-engine cooling (EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers and intake air coolers); HVAC system modules

Customers - Automobile and light truck manufacturers

Market Overview - Modine is a niche player in North America, Europe and Asia with sales moderately diversified from a global perspective but dependent on a few major regional suppliers. North America growth is relatively flat with several factors (overcapacity by the Big 3 and under capacity by foreign automakers with manufacturing facilities in the U.S.) leading to market consolidation and price pressures. OEMs are shifting more development and commercial responsibilities to Tier 1 suppliers with a unique North American trend toward front-end modules and cockpit modules. Production in Europe is expected to grow two percent over the next four years with the majority of growth coming from Asian automakers with manufacturing facilities in Europe investing in local production. The European OEMs are experiencing similar market share losses, thus creating further cost pressure. Incremental or replacement business is awarded based upon price reductions on current business.

Primary Competitors - Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation, Denso Corporation, Doowon Climate Control Company Ltd., Visteon Corporation (The Halla Group), Toyo Radiator Co., Ltd., Samsung Corporation Ltd., Showa Corporation, Valeo SA, and Visteon Corporation

Off-Highway

Products - Engine cooling modules (radiators; charge-air-coolers; EGR coolers; fan shrouds; and surge tanks); HVAC system modules; and oil coolers (transmission oil coolers - aluminum, parallel flow, round-tube plate-fin; brazed plate oil cooler; power steering coolers - aluminum, parallel flow, round-tube plate-fin, brazed plate oil cooler; and engine oil coolers)

Customers - Construction and agricultural equipment manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview - Market trends in North America and Europe include an emphasis on low cost country sourcing for certain components. Additionally, fixed emissions regulations and timelines are driving the advanced product development in both of these markets. OEMs are rapidly expanding into Asia and have a strong desire for suppliers to follow and localize production. Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs of its customers. Customer expectations are increasing, especially year over year cost reductions and more sophisticated warranty recovery programs.

Primary Competitors - Adams Thermal Systems Inc., AKG, Delphi Corporation, Denso Corporation, Honeywell Inc., ThermaSys Corp., Toyo Radiator Co., Ltd. and Valeo SA

Engine Products (The Engine Products group provides services to the Original Equipment - Americas, Europe and Asia segments. The results of the Engine Products group are allocated to these Original Equipment segments based on the direct services performed for each of these segments. Indirect costs incurred within the Engine Products group which are not directly attributable to the Original Equipment segments are retained in “Corporate and Administrative Expenses.”)

Products - EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers; intake air coolers; and transmission oil coolers

Customers - Engine manufacturers

Market Overview - Modine is a significant player in this business with strategic engine customers in Europe and North and South America. Fixed timeline emissions’ regulations are driving new opportunities for Modine. Increased exhaust restrictions will necessitate additional heat management products, in addition to exhaust gas recirculation coolers, due to increased heat loads created by these tighter restrictions. Customers are looking for year over year cost reduction commitments in addition to increased global warranty expectations.

Primary Competitors - Behr GmbH & Co. K.G., Valeo SA, Honeywell Inc., Toyo Radiator Co., Ltd. and Zhejiang Yinlun Machinery Co., Ltd.

Commercial HVAC&R Segment

Products - Unit heaters (gas-fired; hydronic; electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity, low intensity and vacuum systems); hydronic products (commercial fin-tub radiation; cabinet unit heaters, and convectors); roof mounted direct and indirect fired makeup air units; close control units for precise temperature and humidity control applications; chiller units; condensing units and coils for heating, refrigeration, air conditioning and vehicular applications

Customers - Heating and cooling equipment manufacturers; construction contractors; wholesalers of plumbing and heating equipment; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing

Market Overview - Commercial HVAC&R has strong sales in gas unit heaters, coil products and room heating and cooling units. There are relatively few competitors in the North American market and both Europe and Asia present attractive opportunities. Increased ventilation recovery, higher efficiency, and alternate refrigerant products are technological trends that are influencing the market in both North America and Europe. The relocation of U.S. and European industrial manufacturers to Asia, coupled with the rapid industrialization of China, is expected to create a growth opportunity.

Primary Competitors - Lennox International Inc. (ADP); Luvata (Heatcraft); ECO; Thomas & Betts Corp. (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert Hiross); United Technologies Corporation (Carrier); Johnson Controls, Inc. (York); and McQuay International

Other

Electronics Cooling

Products - Heat pipes, heat sinks, heat exchangers and cold plates

Customers - Telecommunications, military, aerospace, and power semiconductor product manufacturers

Market Overview - Electronics cooling is a niche supplier of heat pipes and related products. The product offering consists of heat pipes, heat sinks, heat exchangers, and cold plates for select applications. Technical barriers to entry are high, and the large customers have few viable technical substitutes that are also commercially available. Modine is perceived to be a strong technology company with excellent engineering but with limited capacity.

Primary Competitors - APW Ltd., DanaTherm Filtration, E-Core Corporation, and Aavid Thermal Technologies, Inc.

Fuel Cell

Products - Comprised of heat exchangers, non-typical integrated thermal management systems, reactor subsystems and reformer (or fuel processing) components for steam methane reforming, auto-thermal reactors and catalytic partial oxidation systems. These products are used in both the polymer electrolyte membrane (“PEM”) and solid oxide fuel cell technologies.

Customers - The fuel cell group works with targeted customers in the fuel cell or fuel processing industries where close collaborative relationships are formed. Our customers are developing fuel cell, hydrogen generation and hydrogen infrastructure products that are dependent on thermodynamic and catalytic processes and require Modine’s expertise to provide optimal solutions to their unique thermal management challenges.

Market Overview - Markets served by our customers consist of stationary distributed power generation  markets (primary, back-up and combined heat and power applications), mobile power (passengers cars, fleet vehicles and industrial vehicles), portable power (man-portable and auxiliary power units for on-board supplementary vehicle power), fuel processing and the hydrogen infrastructure (refueling stations and on-site hydrogen generation). Modine has a global presence in these markets and is perceived by our customers as the innovation and technology leader.

Primary Competitors - Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation and Toyo Radiator Co., Ltd.

General Information About Modine’s Business

Customer Dependence

Ten customers accounted for approximately 60 percent of the Company's sales in the fiscal year ended March 31, 2006. These customers, listed alphabetically, were: BMW, Caterpillar Inc., DaimlerChrysler AG, Deere & Company, Hyundai, International Truck and Engine Corporation, MAN Truck & Bus, PACCAR Inc., Visteon Corporation and Volkswagen AG. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to three years in duration and may include built-in pricing adjustments. In certain cases, our customers have requested additional pricing adjustments beyond those built-in to these long-term contracts.

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the business units. We have manufacturing facilities located in the following countries, including joint ventures:

North America	Europe	South America	Africa	Asia/Pacific

Mexico United States	Austria Germany Hungary Italy France The Netherlands United Kingdom	Brazil	South Africa	China Japan South Korea

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular, industrial and electronic products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to other risks such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and volatility and market fluctuations.

Information about business segments, geographic regions, principal products, principal markets, methods of distribution, net sales, operating profit and assets is included in Note 24 of the Notes to the Consolidated Financial Statements.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of total sales were 7 percent, 6 percent and 8 percent for fiscal years ended in 2006, 2005 and 2004, respectively. Estimated after-tax earnings on export sales as a percentage of total net earnings from continuing operations were 7 percent, 6 percent and 8 percent for fiscal years ended in 2006, 2005 and 2004, respectively. Royalties from foreign licensees were 4 percent, 4 percent and 11 percent of total earnings from continuing operations for the last three fiscal years, respectively. Royalty income declined $2.0 million in fiscal 2005 due to a reduction in certain royalties from Japanese companies and payments in arrears received in fiscal 2004.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in Note 24 of the Notes to the Consolidated Financial Statements.

Backlog of Orders

Modine's products are produced from readily available materials such as aluminum, copper, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity is capable of handling the sales volumes expected in fiscal 2007.

Raw Materials

Aluminum, copper, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that our suppliers’ production of these materials will be adequate through the end of fiscal year 2007. In addition, when possible, Modine has made material pass-through arrangements with its key customers. Under these arrangements, the Company can pass material cost increases and decreases to its customers. However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through, and the customers are increasingly not paying the full material cost increases. To further mitigate the Company’s exposure to fluctuating material prices, we adopted a commodity hedging program in April 2006. The Company entered into forward contracts to hedge a portion of our forecasted aluminum purchases, our single largest commodity, in April 2006.

Patents

The Company, and certain of its wholly owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine ended its 2006 fiscal year with over 2,000 worldwide patents.

Research and Development

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, and the improvement of existing products, processes, and services. Research expenditures in fiscal 2006 were $48.5 million; in fiscal 2005 were $40.6 million; and in fiscal 2004 were $35.4 million. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry-, university- and government-sponsored research organizations, who conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs. In addition, the Company is participating in government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contract with the United States Army for the use of CO2 technology in the Mobility Multi-purpose Wheeled Vehicle (HMMWV) cooling system.

Quality Improvement

Modine Quality Management System has been evolving steadily since its inception in 1996. As customer requirements and international quality standards have changed, the Modine quality management system has changed with them. Quality expectations have risen continuously and Modine is actively pursuing ways to meet those expectations. For example, ongoing Presidential Initiatives for scrap reduction and improvement of first pass yield continue to provide positive results. In the past year, two manufacturing plants have met the 40 percent improvement goal for first pass yield. Since inception, a total of 16 different plants (including four repeat winners) have met this first pass yield goal. In addition, two plants have met the goal for a 30 percent reduction in scrap in the past year. Since inception, a total of 17 different plants (including two repeat winners) have met this scrap reduction goal. Overall, year-over-year performance on first pass yield improved 23 percent, and scrap as a percentage of material used improved 24 percent resulting in a savings of $6.7 million.

The value of the Modine Quality Management System is also evidenced by the improving results of our Company’s 10 quality indicators - metrics that reflect the various aspects of the quality system, such as customer rejects, warranty costs and product test failures. Collectively, these indicators have shown a 42 percent improvement since the end of fiscal 2001. We have implemented the Modine Quality Management System at all sites globally to help ensure that customers receive the same high-quality products and services from any Modine facility.

The continuous improvement initiative has gained momentum. Planning for continuous improvement has been implemented corporate wide as an integral part of the business planning process. Utilizing a “toolkit” of improvement methods, Modine employees are able to tailor projects to meet their unique challenges. Hundreds of employees have received “Lean” tools training targeted to the needs of their business area. Kaizen events are used to accomplish step-wise improvements in cost and quality in plants. Six Sigma projects are reducing cost and quality variability; nearly all Modine plants have Six Sigma trained employees. Success of this initiative is seen in Modine employees using these tools to enable the gains needed to accomplish the yield improvement, quality improvement, scrap reduction, and energy reduction goals.

Environmental, Health and Safety Matters

Modine’s strong environmental performance continued in fiscal 2006 as a result of its global Environmental Management System (“EMS”). The EMS is a strategic corporate commitment to prevent pollution, eliminate waste and reduce environmental risks in the Company’s operations. Modine utilizes this system for continued environmental improvement, and its facilities maintain EMS certification to the international ISO14001 standard through independent third-party audits.

Modine continues to build on its successful waste minimization program which provides a baseline for the continued reduction of wastes, generation of fewer greenhouse gases, and the introduction of more environmentally-friendly production materials. In fiscal 2006, Modine continued its history of environmental stewardship and used 21 percent less water, burned 14 percent less fuel, generated 6 percent less waste, consumed 4 percent less electricity, and reduced its use of volatile organic compounds by 2 percent (normalized for sales). Since fiscal 2004, Modine’s commitment to the environment resulted in the avoidance of: 143 tons of waste, 169,000 million btu’s of fuel, 21 million kilowatt-hours of electricity, and 59 million gallons of water. Modine has established company-wide goals within the structure of the EMS that target continued improvements in these key environmental areas for fiscal 2007.

Modine introduced its Energy Conservation Initiative in fiscal 2005 that challenged its facilities worldwide to reduce energy consumption by 12 percent over the fiscal 2004 baseline year. Modine surpassed that goal in fiscal 2006 by achieving an 18 percent decrease in energy consumption over fiscal 2004 (normalized for sales). This past year, 86 percent and 76 percent of Modine locations, respectively, reduced their use of fuel and electricity (in terms of sales). These advances in how Modine manages its use of energy are critical in the face of sharply rising energy costs and the global dependence on fossil fuels. Modine’s energy conservation improvements over the past two years avoided the emissions of greater than 81,000 tons of carbon dioxide, which is equivalent to saving 8.4 million gallons of gasoline. To continue this momentum, each Modine location has established energy reduction goals in support of a repeat achievement of the initiative in fiscal 2007.

In fiscal 2006, Modine slightly increased its use over the fiscal 2004 baseline year of chemicals it has voluntarily targeted for elimination due to their potential environmental risks. The 2 percent increase (normalized for sales) was due to the increased production of copper-brass products that contain lead-based materials. Significant progress has been made over the past several years in identifying alternatives to lead-bearing materials, and development work continues for the complete elimination of lead in these product lines. In fiscal 2006, Modine volunteered to participate in U.S. Environmental Protection Agency’s (“USEPA”) National Partnership for Environmental Priorities (“NPEP”) program. This is a nation-wide program that targets the reduction of 31 priority chemicals by U.S. industries. Three of the four Modine U.S. locations that continue to use lead in the manufacturing process have established goals for the elimination of lead in those processes. While these are challenging goals for Modine, the Company believes there is significant benefit to be gained from the elimination of these materials from the manufacturing process as well as from reducing their content within its products. In addition, Modine is advancing in the development of environmentally friendly products including R22-free HVAC units, CO2 vehicular cooling and heating systems, EGR coolers, and stationary and mobile fuel cell applications.

Modine's commitment to protecting the environment is also reflected in its reporting of chemical releases as monitored by the USEPA Toxic Chemical Release Inventory program. The Company's U.S. locations decreased their reported chemical releases in six of the past eight years, and achieved a 90 percent decline in reported chemical releases from 1996 to 2004, based on the most recently available data. Although Modine recorded a 10 percent increase from 2003 to 2004, it has historically performed better than the national average. The 2004 increase was mainly due to the use of a chemical for wastewater treatment. Modine continues to target the reduction of toxic materials through establishing EMS goals and by its voluntary participation in USEPA’s NPEP program as mentioned above.

The USEPA has designated Modine as a potentially responsible party for remediation of four waste disposal sites as follows: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois), Alburn Incinerator/Lake Calumet Cluster (Illinois) and Dixie Barrel & Drum (Tennessee). These sites are not company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. Modine accrues for environmental remediation activities relating to past operations - including those under the Comprehensive Environmental Response, Compensation, and Liability Act, often referred to as "Superfund", and under the Resource Conservation and Recovery Act - when it is probable that a liability has been incurred and reasonable estimates can be made. The Company's potential liability at these four sites is significantly less than the total site remediation costs because the alleged percentage of material attributable to Modine is relatively low. Settlement of these claims is not expected to have a material impact on the Company.

An obligation for remedial activities may also arise at a Modine-owned facility due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection. Two of the Company's currently owned manufacturing facilities and two formerly owned properties have been identified as requiring soil and/or groundwater remediation. Environmental liabilities recorded as of March 31, 2006, 2005, and 2004 to cover the investigative work and remediation for sites in the United States and The Netherlands were $1.1 million, $1.2 million, and $1.2 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities." It is unlikely these remediation efforts will have a material effect on the Company's results of operations.

Emerging environmental regulations, as well as the Company's policy to continuously improve upon its environmental management programs, will require capital equipment expenditures over the coming years. For the fiscal year ending March 31, 2006, capital expenditures related to environmental projects were $0.5 million. Expenditures for environmentally related capital projects ranged from $0.05 million to $0.5 million in each of the last five fiscal years. Modine expects that environmental improvements in fiscal 2007 will be substantially similar in nature to the previous five years, and these capital expenditures are expected to be within Modine’s historical cost range.

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $2.8 million in fiscal 2006. Operating expenses of some facilities may increase during fiscal year 2007 because of environmental matters but the competitive position of the Company is not expected to change materially.

The Health and Safety performance of the Company remained steady in fiscal 2006, maintaining a Recordable Incidence Rate (“RIR”) and Lost Time and Restricted Duty Incident Rate (“LWDII”) well below the national averages for North America. While all facilities remain focused on health and safety improvements, several plants in Europe elevated their performance by standardizing and formalizing their health and safety program to meet the requirements of OHSAS 18001. OHSAS 18001 is an international occupational health and safety management system specification that was created as a result of a concerted effort by a number of the world’s leading national standards bodies, certification bodies, and specialist consultancies. This specification was developed to help organizations minimize occupational health and safety risks to employees and other interested parties who may be exposed through its activities. In March 2005 and January 2006, respectively, the Pliezhausen, Germany and Pontevico, Italy facilities achieved third party certification to the specification. Several other European facilities are working to meet the requirements early in fiscal 2007.

In North America, the West Kingston, Rhode Island facility was also recognized for a major accomplishment in January 2006 when they were recommended as a Federal OSHA Voluntary Protection Program (“VPP”) site. The plant was the first manufacturing company in Rhode Island and only the fourth employer in the state to be certified as a VPP site. In addition, the Harrodsburg, KY facility volunteered to serve as a VPP mentor site for other companies interested in pursuing VPP certification in the state of Kentucky. We continue to challenge our North American facilities to become Modine Safety STAR sites, which is a program modeled after Federal OSHA’s VPP. The Modine "STAR" is awarded to those facilities that achieve 100% compliance with the Company's 24 Health and Safety elements and attain recordable incident rates below the General Industry Average for the preceding twelve month period. In fiscal 2006, the Nuevo Laredo, Mexico, Richland, SC, and Buena Vista, VA facilities met the Modine STAR challenge and were recognized for their health and safety efforts.

The Company is focused on establishing a global health and safety program to ensure safety is a fundamental element of every culture in which Modine operates. In addition, the Company continues to concentrate on implementing preventative programs and related training curriculums, such as anticipating chemical spills and electrical hazards, to remain proactive in addressing health and safety concerns.

Employees

The number of persons employed by the Company as of March 31, 2006 was 7,896.

Seasonal Nature of Business

The Company generally is not subject to a significant degree of seasonality as sales to OEMs and electronics manufacturers are dependent upon the demand for new vehicles and equipment, respectively. Commercial HVAC&R may experience a degree of seasonality since the demand for HVAC products is affected by weather patterns, construction, and other factors. However, no significant seasonality differences are experienced related to this business.

Working Capital Items

The Company manufactures products for the Original Equipment segments on an as-ordered basis, which makes large inventories of such products unnecessary. In addition, the Company does not experience a significant amount of returned products. In the Commercial HVAC&R segment, the Company maintains varying levels of finished goods inventory due to certain sales programs. In these areas, the industry and the Company generally make use of extended terms of payment for customers on a limited basis.

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations Link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). These documents were available on our website during the entire year covered by this report. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website (Investor Relations Link) are the following corporate governance documents:

-
Modine Manufacturing Company Guideline for Business Conduct, which is applicable to all Modine employees, including the principal executive officer, the principal financial officer and controller (principal accounting officer);

-	Modine Manufacturing Company Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Officer Nomination & Compensation Committee Charter;
-	Pension Committee Charter; and
-	Corporate Governance and Nominating Committee Charter.

All of the reports and corporate governance documents referred to above may also be obtained without charge by contacting Investor Relations, Modine Manufacturing Company, 1500 DeKoven Avenue, Racine, Wisconsin 53403-2552. We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this Report on Form 10-K.

The Company’s most recent certifications by the Company’s chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Form 10-K. The Company has also filed with the New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 1A. RISK FACTORS.

Our business involves risk. The following information about these risks should be considered carefully together with the other information contained in this report. The risks described below are not the only risks we face. Additional risks not currently known or deemed immaterial may also result in adverse results for our business.

Our OEM business, which accounts for 90 percent of our business currently, is dependent upon the health of the OEM markets we serve.  A decline in vehicle sales would reduce our sales and harm our operations. Our customers’ sales and production levels are affected by general economic conditions, such as employment levels and trends, fuel prices and interest rates, labor relations issues, regulatory requirements, trade agreements and other factors. The automotive industry in North America, Europe and Korea is extremely challenging. In North America, the domestic automotive industry is characterized by significant overcapacity, fierce competition, high fixed cost structures and significant employee pension and health care obligations. Domestic automakers are losing market share which is creating a vicious circle of lower annual production volumes, overcapacity, fewer vehicles over which to spread high fixed costs and the resulting squeeze of suppliers. Similarly, in Europe the market is highly fragmented and certain automakers continue to report lower annual sales volumes. In Korea, automakers also report lower annual sales volumes due to softness in the Korean economy. Any decline in automotive production levels of its current and future customers would reduce the Company’s sales and harm its results of operations and financial condition.

If we were to lose business with any OEM customer, our business would be adversely affected. Even though no one customer accounts for more than 10 percent of our revenue, deterioration of a business relationship with any OEM customer would cause the Company’s revenue and profitability to suffer. The loss of any OEM customer, the loss of business with respect to one or more of their vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

The sales of our products are dependent on the success of the particular platform in which our products are placed. We are awarded business by an OEM customer generally two to three years prior to the launch of a vehicle platform. Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s requirements for a particular model and assembly plant and are renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. We incur significant costs to produce our product for a platform in the form of tooling, plant capacity expansion, research and development, and product testing and evaluation, among others. If the actual sales volumes for those platforms are not what we anticipate, our results of operations would be adversely affected. We generally cannot recover those expenses from our customers. Therefore, the discontinuation, loss of business with respect to, or a lack of commercial success of, a particular vehicle model for which the Company is a significant supplier would reduce the Company’s sales and adversely affect our financial condition.

The continual pressure to absorb costs would adversely affect our profitability. We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs. In particular, some OEMs have requested that we pay to obtain new business. In addition, they are also requesting that we pay for design, engineering and tooling costs that are incurred up to the start of production and recover these costs through amortization in the piece price of the applicable component. Some of these costs cannot be capitalized, which could adversely affect our profitability until the programs for which they have been incurred are launched. In addition, since our contracts generally do not include any guaranteed minimum purchase requirement, if estimated production volumes are not achieved, these cost may not be fully recovered, which could have an adverse effect on our profitability.

Tightening of emissions standards taking effect on January 1, 2007 will likely adversely affect our sales in the commercial vehicle (truck) market after that date. More stringent heavy-truck emissions regulations will take effect in 2007 in the U.S. for diesel engines. We believe that through December 2006 we will have another strong year for heavy-truck sales in advance of the new standards which will add cost to the vehicles, but we are projecting that demand will decline significantly in 2007 after the pre-buying, and this decline could have an adverse affect on our business in the short-term.

Our OEM customers continually seek and obtain price reductions from us which adversely affects our earnings, even in the face of increased revenue. A challenge that we and other suppliers to the vehicular markets face is the effect of continued price reduction pressure from our customers. Downward pricing pressure has been a characteristic of the automotive industry in recent years and it is migrating to all our OEM markets. Virtually all OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future. Since suppliers’ prices cannot increase, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken and continues to take steps to reduce its operating costs to offset customer price reductions; however, price reductions are adversely affecting our profit margins and are expected to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, our results of operations and financial condition would be adversely affected.

We receive and keep the business we have because of our technological innovation. If we were to compete only on cost, our sales would decline substantially. We compete on vehicle platforms that are small- to medium-sized in the industry where our technology is appreciated. For instance, in the automotive market we do not bid on large vehicle platforms with commoditized products because the margins are too small. If we cannot differentiate ourselves from our competitors with our technology, our products may become commodities and our sales and earnings would be adversely affected.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact our business. The Company owns significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the business. Significant technological developments by others also could materially and adversely affect our business and results of operations.

We continue to face high commodity costs (including steel, copper, aluminum, other raw materials and energy) that we increasingly cannot recoup in our product pricing. Increasing commodity costs continue to have a significant impact on our results, and those of others in our industry.  We have sought to alleviate the impact of increasing costs by including a materials pass-through provision in our contracts with our customers. However, certain of our customers are increasingly refusing to honor those contractual provisions and are not paying the full cost of the materials increases. The continuation of this practice would adversely affect our profitability.

Our lack of manufacturing facilities in low cost countries adversely affects our profitability. The competitive environment in the automotive industry has been intensifying as our customers seek to take advantage of lower operating costs in China, other countries in Asia and parts of Eastern Europe. As a result, we are facing increased competition from suppliers that have manufacturing operations in low cost countries. While we continue to expand our manufacturing footprint with a view to taking advantage of manufacturing opportunities in low cost countries, we cannot guarantee that we will be able to fully realize such opportunities. Additionally, the establishment of manufacturing operations in emerging market countries carries its own risks, including those relating to political and economic instability; trade, customs and tax risks; currency exchange rates; currency controls; insufficient infrastructure; and other risks associated with conducting business internationally. The loss of any significant production contract to a competitor in low cost countries or significant costs and risks incurred to enter and carry on business in these countries would have an adverse effect on our profitability.

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. dollar, the euro, Korean won and Brazilian real, in particular, could have an adverse effect on our profitability. Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the Korean won, the Brazilian real and other currencies. Our profitability is affected by movements of the U.S. dollar against the euro and the won and other currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro, won or real, could have an adverse effect on our profitability and financial condition.

The Company could be adversely affected if we experience shortages of components from our suppliers. In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of our products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meets its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, margins and customer relations.

Additional automotive supplier bankruptcies and related labor unrest may disrupt the supply of components to our OEM customers, adversely affecting their demand for our products. Many automotive suppliers are already in bankruptcy. The bankruptcy courts handling these cases could invalidate or seek to amend existing agreements between the bankrupt companies and their labor unions. The bankruptcy or insolvency of other automotive suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse affect on our business.

We may be unable to complete and successfully implement our repositioning plan to reduce costs and increase efficiencies in our business and, therefore, we may not achieve the costs savings we need. We are implementing a number of cost savings programs, such as the recently announced enhanced early retirement program and the closure of our Taiwan production facility. Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability. However, there can be no assurances that these efforts will be successful in that regard.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries. The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are maintained in Racine, Wisconsin. Additional technical support functions are located in Harrodsburg, Kentucky; Lancaster, Pennsylvania; Bonlanden, Germany; and Asan City, South Korea although the Company is closing its technical support facility located in Harrodsburg, Kentucky in the second quarter of fiscal 2007.

The following table sets forth information regarding our principal properties by business segment as of March 31, 2006. Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
Original Equipment - Americas Segment
Harrodsburg, KY	263,500 sq. ft./manufacturing & technical center	Owned
Clinton, TN	194,100 sq. ft./manufacturing	Owned
Pemberville, OH	183,800 sq. ft./manufacturing	Owned
Jefferson City, MO	170,400 sq. ft./manufacturing	Owned
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Washington, IA	162,800 sq. ft./manufacturing	Owned
Trenton, MO	161,300 sq. ft./manufacturing	Owned
Jackson, MS	150,000 sq. ft./manufacturing	Owned
Lawrenceburg, TN	143,800 sq. ft./manufacturing	Owned
Joplin, MO	142,300 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing	Owned
Camdenton, MO	118,200 sq. ft./manufacturing	Owned
Richland, SC	114,900 sq. ft./manufacturing	Owned
Toledo, OH	50,900 sq. ft./assembly	Leased

Original Equipment - Asia Segment
Asan City, South Korea	559,110 sq. ft./manufacturing & technical center	Owned
Shanghai, China	27,370 sq. ft./manufacturing	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	344,363 sq. ft./assembly	Owned
Bonlanden, Germany	262,241 sq. ft./corporate & technology center	Owned
Pontevico, Italy	153,007 sq. ft./manufacturing	Owned
Berndorf, Austria	145,744 sq. ft./manufacturing	Owned; Land is Leased
Tubingen, Germany	126,430 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,449 sq. ft./manufacturing	49,819 Owned; 72,630 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,396 sq. ft./manufacturing	Owned
Uden, Netherlands	61,870 sq. ft./manufacturing	Owned
Mezokovesd, Hungary	59,567 sq. ft./manufacturing	Owned

Commercial HVAC&R Segment
Leeds, United Kingdom	269,100 sq. ft./corporate & manufacturing	Leased
Buena Vista, VA	214,600 sq. ft./manufacturing	Owned
Nuevo Laredo, Mexico	198,500 sq. ft./manufacturing	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned
Laredo, Texas	47,800 sq. ft./warehouse	Leased

Corporate Headquarters and Other Segment
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned
Lancaster, PA	60,000 sq. ft./corporate & manufacturing	Leased
Hsinchu, Taiwan	40,000 sq. ft./manufacturing	Leased
Ashington, United Kingdom	22,000 sq. ft./manufacturing	Leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and made the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from Note 25 of the Notes to the Consolidated Financial Statements.

Recent Developments

Behr Patent Infringement Litigation

With a brief dated November 16, 2004, Behr GmbH & Co. K.G. sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in the third calendar quarter of 2006. As a result of this ruling, Modine recorded a liability of 440,000 euro for the potential exposure related to this ruling.

In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. A decision by the Court is expected within four weeks of the hearing date. Should the Court find in Modine’s favor, and invalidate the patent, Behr, unless successful in an appeal, would no longer be able to pursue infringement based on the decision of the Mannheim Court.

On April 7, 2006, Modine filed a patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin, claiming infringement by Behr America Inc. and Behr Heat Transfer Systems Inc. of a Modine United States patent, 5,228,512, covering, among other things, a charge air cooler and a method for making the same.

Modine intends to vigorously prosecute the Milwaukee infringement action, defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

Behr Damages Litigation

With a brief dated July 23, 2004, Behr GmbH & Co. K.G. sued Modine Manufacturing Company in the District Court in Duesseldorf, Federal Republic of Germany, alleging a claim based on Modine bringing a patent infringement suit in bad faith and thereby causing Behr damages in the year 2000. The lawsuit sought compensatory damages as the result of Behr having to re-design certain of its PF-style condensers to avoid the Modine patent, and recovery of its legal costs as provided by German law. Modine responded to the complaint, and an oral hearing was held in the Duesseldorf Court on August 16, 2005. The Duesseldorf Court found in Modine’s favor on September 8, 2005. Behr did not appeal the decision and its appeal rights have expired.

Personal Injury Action

The Company, along with Rohm & Haas Company, Morton International, and Huntsman Corp., is named as a defendant in six (6) separate personal injury actions that were very recently filed in the Philadelphia Court of Common Pleas (“PCCP”), the Pennsylvania state court in Philadelphia: Freund v. Rohm and Haas Company, et al. PCCP, May Term 2006, No. 3603; Branham, et al. v. Rohm and Haas Company, et al. PCCP, May Term 2006, No. 3590; Milliman v. Rohm and Haas et al., PCCP, May Term 2006, No. 3606; Weisenberger, et al. v. Rohm and Haas Company, et al. PCCP, May Term 2006, No. 3600; Weisheit v. Rohm and Haas et al. PCCP, May Term 2006 No. 3596; and Wierschke v. Rohm and Haas et al. PCCP, May Term 2006, No. 3591, and in a class action matter that was also very recently filed in the United States District Court, Eastern District of Pennsylvania, Gates, et al. v. Rohm and Haas Company, et al. No. 06-1743.  The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel has threatened to file further personal injury cases.

The Company is in the earliest of stages with respect to investigation and discovery, with responsive pleadings to be filed toward the end of the first quarter of fiscal 2007.  Initial discovery prepared by plaintiffs' counsel is focused on co-defendants who manufactured specialty and commodity chemicals.  As such, it is premature to provide any analysis concerning these claims.  However, the Company intends to aggressively defend these cases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Current Executive Officers of Registrant

Name	Age	Position	Officer Since

David B. Rayburn	58	President and Chief Executive Officer	1991
Bradley C. Richardson	47	Executive Vice President, Finance and Chief Financial Officer	2003
Thomas A. Burke	49	Executive Vice President	2005
Charles R. Katzfey Klaus A. Feldmann	59 52	Group Vice President Group Vice President	2000 2000
James R. Rulseh Dean R. Zakos	51 52	Group Vice President Vice President, General Counsel and Secretary	2001 1985
Anthony C. DeVuono	57	Vice President and Chief Technology Officer	1996
Gregory T. Troy	50	Vice President and Chief Human Resources Officer	2006
Gary A. Fahl	51	Vice President, Environmental, Safety & Security	1998
Margaret C. Kelsey	41	Corporate Treasurer and Assistant Secretary	2002

Officer positions are designated in Modine's Restated By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except Bradley C. Richardson, Thomas A. Burke, Gregory T. Troy and Margaret C. Kelsey.

Mr. Richardson joined Modine on May 12, 2003 as Executive Vice President, Finance and Chief Financial Officer. Mr. Richardson came to Modine from BP Amoco, now known as BP, where he spent over 20 years in various positions. His last position at BP Amoco, which he held beginning in 2000, was Chief Financial Officer and Vice President of Performance Management and Control for BP's Worldwide Exploration and Production division.

Mr. Burke joined Modine on May 31, 2005 as Executive Vice President. Mr. Burke joined Modine from Visteon Corporation, a leading supplier of parts and systems to automobile manufacturers, in Dearborn, Michigan, where he held various positions over nine years including Vice President Manufacturing Operations (2002 - May 2005); Vice President, European and South American Operations (2001 - 2002) and Customer Account Director, Ford Account, Europe, South America and India (1999 - 2001). Mr. Burke’s experience also includes 13 years with Ford Motor Company.

Mr. Troy joined Modine as Vice President and Chief Human Resources Officer on February 20, 2006. Mr. Troy joined Modine from OMNOVA Solutions, Inc. of Fairlawn, Ohio, a major innovator of decorative and functional surfaces, emulsion polymers and specialty chemicals, where he worked from 1999 to February 2006 and where he was most recently the Senior Vice President Human Resources. Prior to that time, Mr. Troy worked as Director of Human Resources at Gencorp, Inc. (1996 - 1999). He also held various positions at Bosch Braking Systems, Mobil Corporation, Printpack, Inc., and Cabledata, Inc.

Ms. Kelsey was elected Corporate Treasurer effective on January 1, 2006. Ms. Kelsey joined Modine as Senior Counsel on April 2, 2001 and was elected Assistant Secretary effective April 1, 2003. Ms. Kelsey came to Modine from Quarles & Brady LLP of Milwaukee, Wisconsin, a large national law firm, where she was a partner. Ms. Kelsey was with Quarles & Brady for 12 years.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is quoted on the New York Stock Exchange. The Company's trading symbol is "MOD." The Company moved to the NYSE on October 19, 2004 from the National Association of Securities Dealers’ Automated Quotation system. The table below shows, from April 1, 2004 to October 18, 2004, the range of high and low bid information for the Company’s common stock and, from October 19, 2004 to March 31, 2006 the range of high and low sales prices for the Company's Common Stock. As of March 31, 2006, shareholders of record numbered 4,081; it is estimated that beneficial owners numbered approximately 19,000.

	2006			2005
Quarter	High	Low	Dividends	High	Low	Dividends
First	$33.53	$26.45	$ .1750	$31.49	$25.83	$ .1525
Second	37.38	31.93	.1750	32.25	29.04	.1525
Third	37.98	31.44	.1750	33.33	28.40	.1625
Fourth	34.10	25.20	.1750	33.99	28.92	.1625
TOTAL			$ .7000			$ .6300

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments). Under our predominant borrowing facility, restricted payments related to dividends may not exceed $150 million on a cumulative basis over the life of the agreement. Cumulative dividend payments made and subject to this restrictive covenant totaled $35.1 million. Under that same agreement, restricted payments related to share repurchases may not exceed $150 million on a cumulative basis over the life of the agreement. Cumulative payments made to repurchase shares and subject to this restrictive covenant totaled $83.9 million. The Company was in compliance with these restrictive covenants at March 31, 2006.

In the fourth quarter of fiscal 2006, the Company completed its previously announced repurchase of up to 5 percent of its outstanding common stock as well as the buyback of additional shares to offset dilution from Modine’s incentive stock plans. Subsequent to the completion of the above-described stock buyback program, the Company announced the repurchase of up to 10 percent of the Company’s outstanding stock over the next 18 months, incremental to the prior buyback program. During fiscal 2006, the Company purchased 2,440,000 shares of common stock at an average price of $33.05 or a total of approximately $80.7 million. As previously publicly announced, any purchases will be made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions. Purchases will be at the discretion of the Company and would depend on business and market conditions, regulatory considerations and other factors. During fiscal 2007, up through May 12, 2006, the Company purchased an additional 290,000 shares of common stock at an average price of $28.48 or a total of approximately $8.3 million.

The following describes our purchases of Common Stock during the Company's 4th quarter of fiscal 2006:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 27, 2005 - January 26, 2006	315,530 (1)(2)	$33.00 (3)	309,400 (1)	3,317,769 (4)

January 27 - February 26, 2006	132,391 (1)(5)	$27.95 (3)	120,000 (1)	3,197,769 (4)

February 27 - March 31, 2006	250,150 (1)(5)	$28.58 (3)	250,000 (1)	2,947,769(4)

Total	698,071 (1)(2)(5)	$30.46 (3)	679,400 (1)

(1) Includes purchases made either through a dual purpose share repurchase program announced on May 18, 2005 or the share purchase program announced on January 26, 2006. Under the dual purpose program, the Board approved the repurchase of up to 5 percent of the Company’s outstanding common stock as well as the buyback of additional shares to attempt to offset any dilution from Modine’s incentive stock plans. Under the share purchase program announced in January 2006, the Company may purchase up to an additional 10 percent of its outstanding shares over an 18 month period.

(2) Includes shares purchased from employees of the Company and its subsidiaries who paid for stock option exercises with pre-existing Modine shares.

(3) The stated price does not include any commission paid.

(4) The stated figure represents the remaining number of shares that may be repurchased under the publicly announced share repurchase programs. The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of the Program. In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 432,613, with a value of $12,762,083 at March 31, 2006. The tax withholding obligation on such shares is approximately 40 percent of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

(5) Shares purchased from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the Aftermarket business and the loss on the July 22, 2005 spin off of this business.

(in thousands, except per share amounts)	Fiscal Year ended March 31
	2006	2005	2004	2003	2002

Net sales	$1,628,900	$1,342,416	$980,675	$862,989	$822,749
Earnings from continuing operations	60,752	61,686	35,493	33,388	15,105
Total assets	1,052,095	1,152,155	976,523	907,221	898,698
Long-term debt - excluding current portion	151,706	40,724	84,885	98,556	139,654
Dividends per share	.70	.63	.55	.50	.88
Net earnings from continuing operations per share of common stock - basic:	1.80	1.81	1.05	.99	.46
Net earnings from continuing operations per share of common stock - diluted:	1.78	1.79	1.04	.99	.45

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. Founded in 1916, the Company is in its 90th year of operation with a long history of profitability. We operate on 5 continents, in 15 countries, with approximately 7,900 employees worldwide.

Our products are in automobiles, light-, medium- and heavy-duty vehicles, commercial heating, ventilation and air conditioning (HVAC) equipment, refrigeration systems, off-highway and industrial equipment. Our products are also in fuel cell applications and electronic equipment. Our broad product offerings include heat transfer modules and packages, radiators, oil coolers, charge air coolers, vehicular air conditioning, building HVAC equipment, exhaust gas recirculation (“EGR”) coolers, and electronics cooling solutions.

Consolidated Strategy

Our goal is to grow profitably as a leading global provider of thermal management technology to a broad range of niche highway, off-highway and industrial end markets. We will achieve this goal over the long term through both organic growth and through selective acquisitions. In order to reach our goal, our strategy is diversification by geography and by end market. We focus on:

•  Development of new products and technologies for diverse end markets;
•  A rigorous strategic planning and corporate development process; and,
•  Operational and financial discipline for improved profitability and long-term stability.

Development of New Products and Technologies for Increasingly Diverse End Markets

Our heritage and a current competitive strength is our ability to develop new products and technologies for current and potential customers and for new, emerging markets. We own three global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies. The centers are located in Racine, Wisconsin in the United States, in Bonlanden, Germany, and in Asan City, Korea. Our reputation for providing quality products and technologies has been a company strength valued by customers, and has led to a history with few product warranty issues.

We continue to benefit from relationships with customers who recognize the value of having us participate directly in product design, development and validation. This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers. In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas. At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices. Many of our technologies are proprietary, difficult to replicate and are patent protected. We hold over 2,000 patents on our technologies and work diligently to protect our intellectual property.

In general, we spend in excess of $40 million (representing over 20 percent of selling, general and administrative expenses) annually on our product and technology research and development efforts.

Strategic Planning and Corporate Development

We employ both a longer-term (five year) and short-term strategic planning process enabling us to assess continually our competitive threats and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities. We continuously look for and take advantage of opportunities to advance our position as a global leader, both by expanding our geographic footprint and by expanding into new end markets - all with a focus on thermal management technologies. For the most part, we generate our ideas for potential acquisitions internally. We believe this approach has contributed to our past acquisition successes. This process allows us to identify product gaps in the marketplace, develop new products and make additional investments to fill those gaps. An example of our success from this process has been our expansion activities into the niche HVAC and refrigeration markets in the recent past.

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace, therefore, we must manage our business with a disciplined focus on increasing productivity and reducing waste. To support this focus we operate our plants using various continuous improvement tools such as Kaizen, lean manufacturing, Six Sigma and others. We also operate with a “small plant” philosophy, enabling greater flexibility to manage our asset base, our capacity, and relationships with employees. We also seek low-cost sourcing when and where appropriate. We are accelerating our efforts in this area as costs for materials and purchased parts rose dramatically in the past 12 months, primarily due to global increases in the metals commodity markets. To counter these rising materials prices, we have entered into contracts with some of our customers where these rising costs are passed through to them on a lag basis; although we have had a mixed success with this initiative. In addition, in April 2006, we entered into a hedging strategy to mitigate our exposure to changing aluminum prices, which is our largest materials component.

We follow a rigorous financial process related to all areas of investment and returns, enabling increased profitability and cash flows over the long term. We employ a value based management financial focus, with particular emphasis on working capital improvement and prioritization of capital for investment and disposals - driving past and current improvement in global cash management, debt reduction and access to credit. This focus has given us the flexibility to capitalize on acquisition opportunities, other investments and joint ventures, research and development, stock buy-backs, and dividends. It also helps us identify and take action on underperforming assets in our portfolio, such as our Aftermarket business that was spun off in July 2005.

Our executive management incentive compensation is based on a return on net assets calculation that drives our singular focus for alignment with shareholders’ interests when it comes to our capital allocation and asset management decisions. In addition, we maintain a long-term incentive compensation plan for officers and certain key employees which is used to attract, retain and motivate key employees who directly impact the performance of the Company over a time-frame greater than a year. This plan is comprised of stock options, retention restricted stock awards and performance stock awards which are based on a mix of earnings per share growth and growth in our stock price.

Consolidated Market Conditions and Trends

We have experienced unprecedented market conditions over the past year. Our customers are demanding the same high quality products at a lower price. At the same time, we have experienced dramatic increases in the costs of our purchased parts and raw materials - particularly copper, aluminum, steel and natural gas. Raw materials represent approximately 60 percent of our cost of goods sold, and approximately 60 to 70 percent of base material increases are subject to pass-through to our customers on a lag basis. This lag period can average a year or more, based on the agreements we have with an individual customer, and our customers are pushing back on our attempts to pass these costs on. Our strategy to mitigate growing cost pressures is to accelerate new product development, and geographic expansion into new and existing niche markets. As well, we continue to focus on developing new and expanded proprietary technology that is of more value in the marketplace - such as our early stage development of fuel cell technology for energy, vehicular and other applications.

We executed on our stated goals of geographic and end market diversification with the acquisition of Airedale International Air Conditioning Limited (“Airedale”) in the United Kingdom in May 2005 for $38 million. Airedale is a leading designer and manufacturer of specialty air conditioning systems, with calendar 2004 revenues of approximately $75 million. This accretive acquisition provided expansion opportunities in niche refrigeration markets in the U.K. and in Europe, and opened up a new channel for us to provide our existing HVAC products in these markets. We also moved closer to our goal of geographic diversification by completing the acquisition of the remaining 50 percent of Radiadores Visconde, our Brazilian joint venture, in May 2006. Radiadores Visconde provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout South America. It manufactures a wide array of modules and heat exchanger components for OEMs including radiators, charge air coolers, and oil coolers. The purchase price totaled approximately $17 million, and included an agreement to pay an additional $4 million based on certain future performance goals. This acquisition is anticipated to be accretive in fiscal 2007, and it will aid in the geographic expansion of our business.

Segment Information - Strategy, Market Conditions and Trends

On July 22, 2005, our Aftermarket business, formerly reported within the Distributed Products segment, was spun off on a tax-free basis and merged with Transpro, Inc. Transpro, which subsequently changed its name to Proliance International, Inc., was considered the acquirer of the Aftermarket business. Our shareholders retained their Modine common shares and, in the merger, received 0.23581 of a share of common stock of the newly combined company in exchange for each share of Aftermarket common stock issued in the distribution. Subsequent to the merger, Modine shareholders owned approximately 52 percent of Proliance International’s common stock. The Aftermarket business has been presented as a discontinued operation for the periods presented in this report.

As a result of this merger and the elimination of the former Distributed Products segment, as well as recent organizational changes in group vice-president responsibilities, Modine expanded its operating segments during fiscal 2006 from three segments previously reported to five reportable segments, as follows: Original Equipment - Americas, Original Equipment - Asia, Original Equipment - Europe, Commercial HVAC&R and Other. We believe the expanded reporting segment structure reinforces the benefits of market, customer and geographic diversification and product breadth around its core business and technology platform in thermal management. Each of these segments is managed at the group vice-president level and has separate financial results reviewed by our chief operating decision makers. These results are used in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses.

Original Equipment - Americas (42 percent of revenues)

Our Original Equipment - Americas segment includes products and technologies that are found on vehicles made by commercial original equipment manufacturers (“OEMs”), including Class 3-8 trucks, school buses, transit buses, motor home and motor coaches. It also serves the North American automotive market, as well as the heavy duty and industrial markets, including agricultural, construction and industrial markets; i.e. lift trucks, compressors and power generation.

A factor with a significant impact on 2006 and anticipated 2007 fiscal year results is the 2006 pre-build of U.S. trucks in anticipation of higher emission standards required for diesel engine vehicles built after January 1, 2007. This presents both risks and opportunities. While we experienced significant growth in truck volumes in fiscal 2006, the volume of trucks that will be built in the U.S. will fall in 2007, as customers have been ordering more vehicles in anticipation of the change (the components added to new vehicles will add to the vehicle’s cost and reduce its engine efficiency). This anticipated volume decline will have an impact on our consolidated results in fiscal 2007. The change in emissions standards also provides an opportunity for us, as more of our components are required on each vehicle to meet the new standards, thus our content per vehicle is increasing. Additionally, we have increased our share in this market as a result of new business wins.

Our North American automotive business has experienced considerable deflationary price pressure from OEMs, while at the same time the cost of raw materials and purchased parts has increased. Our U.S. competitors are financially challenged, with both Dana Corporation and Delphi Corporation filing for U.S. Chapter 11 bankruptcy protection, creating additional deflationary price pressure and some excess capacity in the marketplace. On the positive side of this trend, we have experienced increased opportunities to bid on business that was previously not available to us.

In our heavy duty and industrial business, a positive trend is increased emission standards for agricultural and construction equipment - driving increased demand for our components such as EGR coolers.

The overall strategy for this business segment includes several components. First, our strategy is to reposition the segment from a competitive cost position, including reassessing our manufacturing footprint, improving sourcing of raw materials and purchased parts, and other programs intended to increase efficiency and right-size capacity. Second, we are focused on reducing lead times to bring new products to market and offering a wider product breadth.

Original Equipment - Asia (13 percent of revenues)

Our Asian operation is primarily engaged in providing vehicular climate control systems and powertrain cooling systems to various industrial end markets, the greatest percentage for commercial light truck applications. These products are sold primarily to Korean OEMs who export a significant portion of Korean-made vehicles to other countries. Our largest customers are Hyundai Motor Company and Kia Motors Corporation. Competitors include The Halla group of Visteon Corporation, Doowon Climate Control Company Ltd., Samsung Electronics, and others.

A significant trend in our Asian business is our customers’ relative emphasis on lower price over better technology, evidenced by significant price reduction demands from Hyundai Motor and Kia Motors, our key customers. On the upside, many parts that we have supplied as separate components are becoming part of a module, which increases the amount of our content on an engine. Longer-term, hybrid automobiles will be mass produced in Korea - perhaps as soon as 2008. This trend and other needs for technological advances, including environmentally-friendly cooling components, such as CO2, should create additional demand for our products. Our strategy and focus in this business is to control and reduce costs, secure new business, diversify our product offering and customer base, and establish manufacturing capabilities in China.

Original Equipment - Europe (33 percent of revenues)

Our European operation is primarily engaged in providing powertrain cooling systems and vehicular climate control components to various industrial end markets, including automobile, heavy duty and industrial, commercial light truck, bus and off-highway OEMs. These systems include cooling modules, radiators, charge air coolers, oil cooling products, heavy duty exhaust gas recycling products, retarders, and HVAC condensers. Competitors include Behr GmbH & Co. K.G., Valeo, Denso Corporation, AKG, and a variety of other companies.

Trends affecting our European automotive business include significant price-down demands from our European-based customers, price competition from low-cost country manufacturing locations, and material cost increases for aluminum, copper/brass, steel and energy which have not been offset entirely by pass-throughs to our customers. To offset these difficult market conditions in the short term, we continue our focus on various lean manufacturing initiatives and low-cost sourcing. An additional strategy that could have a longer-term benefit on our operations is a recently initiated program to assess our manufacturing footprint. We believe there is an opportunity to be more cost competitive and grow our business at a higher rate if we expand our operations in lower-cost geographic areas.

Our auto, commercial vehicle, bus and off-highway business has experienced increased pricing pressure from customers, which is expected to continue. At the same time customer service expectations have increased. The business experienced strong growth with its medium truck customers and construction machinery customers, while demand for agricultural products was down slightly. Trends going forward, in addition to increased pricing pressure, include consolidation of the customer base and emission legislation that will cause the need for more cooling products and other new products and systems. The manufacturing footprint is Western European-focused - with the exception of one plant in Hungary. The continued profitability of this business is dependent upon developing a lower cost and more automated manufacturing cost base. In the interim, management is focused on continuous improvement techniques and the implementation of longer-term customer agreements.

Commercial Heating, Ventilating and Air Conditioning Equipment, and Refrigeration (HVAC&R) (11 percent of revenues)

Our Commercial HVAC&R business provides a variety of niche products in North America, Europe, Asia and South Africa that are used by engineers, contractors and building owners in applications such as warehouses, repair garages, greenhouses, residential garages, schools, computer rooms, manufacturing facilities, banks, pharmaceutical companies, stadiums and retail stores. We manufacture OEM coils (copper tube aluminum fin coils and all aluminum microchannel coils) for heating, refrigeration, air conditioning and vehicular applications. We also manufacture heating products for commercial applications, including gas, electric, oil and hydronic unit heaters, high and low intensity infrared and large roof mounted direct and indirect fired makeup air units. Our cooling products for commercial applications include single packaged vertical units and vertical unit ventilators used in school room applications, computer room air conditioning units, air and water cooled chillers and roof top cooling units used in a variety of commercial building applications.

Competitors include Lennox International (Heatcraft Refrigeration Products), ECO, Thomas & Betts (Reznor), Mestek Inc. (Sterling), Emerson Electric Company (Liebert/Hiross), United Technologies Corporation (Carrier) and Johnson Controls, Inc. (York). Revenues have increased primarily due to the acquisition of Airedale in fiscal 2006. However, the segment has grown organically as well, due to growth in coil sales. Margins in this business have been negatively affected by increased commodity costs - a trend which is expected to continue. Economic conditions, such as demand for new construction, are drivers of demand for the heating and cooling products.

Other (2 percent of revenues)

The Other segment is comprised of our electronics cooling and fuel cell businesses.

The electronics cooling business develops and manufactures custom thermal management solutions for electronics OEMs worldwide. With facilities located in North America and the United Kingdom, we offer customers global design and manufacturing support. Our broad product offering includes heat pipes (round, flat/bent, and vapor chambers), heat pipe assemblies (embedded and remote), heat sinks, cold plates, heat exchangers (liquid-to-air and air-to-air), liquid cooling systems, and advanced technologies such as loop heat pipes. We serve a diversified set of markets and industries that include high performance computing (server/storage/embedded), communications, power, military/aerospace, medical, automotive, and transportation. The markets we serve are expected to grow at a mid-single digit compounded annual growth rate. These trends are favorable because the thermal requirements of the end product continue to drive greater demand for heat pipes, heat pipe assemblies, and other advanced solutions.

To improve past performance issues in the electronics cooling business, new management was put in place during the 2006 fiscal year, and the Company moved to reassess the business and its prospects. Our strengths are based on a strong tradition for innovation, product performance and breadth of product lines. Our primary weakness is our cost position. Near term, the new management team is focused on improving manufacturing processes and control, expanding into selected new markets, and improving new product lead times. As part of this reassessment process, management determined that the Taiwan facility, which manufactures heat pipes for personal computer and laptop markets, was not competitive from a cost perspective in these commodity-based markets. Accordingly, in May 2006 we announced the closure of this facility, which is anticipated to be completed by the end of August 2006. In conjunction with the closure, the Company anticipates it will incur approximately $4.0 million of costs related to severance, lease termination, and other closure costs, of which $2.0 million represents anticipated cash payments.

Our fuel cell business is a developmental stage enterprise supporting the highly complex thermal management needs of fuel cell system developers and the thermal dynamic processes used in the production of hydrogen fuel processing, electric devices (stationary power), and vehicle engines.

As macro economic trends have shifted causing increased development of alternatives to oil-based fuel, we have intensified our activity in this business. We are not aware of any competitor of ours that has the same level of focus on this market. Due to increased global demand for fuel cell technology, driven by demand for a sustainable, environmentally sound and independent means of power, we believe demand for our products will increase.

Outlook

The challenging market factors that existed during the second half of fiscal 2006 are anticipated to continue to significantly impact the business into fiscal 2007, including ongoing raw material, energy and health care cost increases, as well as continued pressure from OEMs for price-downs on our products. We also expect to be operating in the fourth quarter of fiscal 2007 with lower demand for truck components, as market demand potentially slows as a result of the pre-buy of diesel engines (used exclusively in U.S. trucks) in anticipation of higher U.S. emissions standards that will be implemented on January 1, 2007. We also anticipate continued challenges through aggressive competition, softer Korean and Chinese economies, and reduced volumes for certain automotive vehicle platforms.

Fiscal 2007 will be positively impacted by a strong line-up of new business programs and the accretive acquisitions of Radiadores Visconde in May 2006 and Airedale in May 2005. We intend to remain focused on our strategies of developing new products and technologies, expanding into new markets and geographies and reducing our costs. These strategies and actions in fiscal 2007 and beyond will make us a more cost competitive, innovative and efficient technology provider to our current and future customers.

In fiscal 2007 and beyond, we will be implementing repositioning plans with a goal of making the Company more efficient. We are examining our manufacturing footprint as well as our cost structure. As we implement these plans, we will incur certain expenditures related to the execution of these repositioning efforts.

Consolidated Results of Operations - Continuing Operations

Fiscal 2006 revenues were a record $1.6 billion, representing an increase of $286 million, or 21 percent, from fiscal 2005. The growth in revenues was primarily related to acquired revenues from the March 2005 acquisition of the heavy-duty original equipment business of Transpro, Inc. in Jackson, Mississippi (“Modine Jackson”), the May 2005 Airedale acquisition, and the full-year impact of the July 31, 2004 acquisition of the Automotive Climate Control Division of WiniaMando Inc. in South Korea (“Modine Korea”). In addition to acquired revenues, the fiscal 2006 growth in revenues was also related to increased organic revenues driven by strength in worldwide truck and heavy-duty volumes. Earnings from continuing operations remained relatively consistent at $61 million in fiscal 2006 versus $62 million in fiscal 2005. The increase in revenues was primarily offset by higher commodity prices, additional customer pricing pressures and increased selling, general and administrative (“SG&A”) expenses driven by higher salaries and professional fees. Partially offsetting these increased costs was a decrease in the effective income tax rate based on research and development tax planning strategies implemented during the year.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2006, 2005 and 2004:

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,629	100.0%	$1,343	100.0%	$980	100.0%
Cost of sales	1,319	81.0%	1,063	79.2%	769	78.5%
Gross profit	310	19.0%	280	20.8%	211	21.5%
Selling, general and administrative expenses and restructuring charges	220	13.5%	185	13.8%	154	15.7%
Income from operations	90	5.5%	95	7.0%	57	5.8%
Interest expense	(7)	(0.4)%	(6)	(0.4)%	(5)	(0.5)%
Other income - net	8	0.5%	9	0.7%	5	0.5%
Earnings from continuing operations before income taxes	91	5.6%	98	7.3%	57	5.8%
Provision for income taxes	30	1.9%	36	2.7%	22	2.2%
Earnings from continuing operations	$61	3.7%	$62	4.6%	$35	3.6%

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005:

Net sales increased $286 million, or 21 percent, to $1.6 billion in fiscal 2006 from $1.3 billion in fiscal 2005. The increase in revenues was driven by recent acquisitions as well as growth in organic revenues. Acquired revenues included $57 million related to the May 2005 acquisition of Airedale, $59 million related to the March 2005 Modine Jackson acquisition, and $95 million related to the July 2004 acquisition of Modine Korea. Organic revenues increased $75 million, driven by strength in truck and heavy-duty and industrial markets. Revenues in worldwide heavy-duty and industrial markets increased $45 million, as construction and agricultural market demand continued to remain strong during fiscal 2006. Revenues in U.S. truck markets increased $22 million, related to strong volumes and pre-buy activity in anticipation of higher U.S. emissions standards that will be implemented on January 1, 2007. Automotive volumes remained relatively consistent year over year, as slight growth in European markets was offset by moderate declines in U.S. markets, based on continued softness experienced in these markets and price down pressures reducing sales prices per unit. Organic Commercial HVAC&R revenues increased modestly, driven by strong coil and condenser sales, especially within the southeastern portion of the U.S.

Gross profit increased $30 million, or 11 percent, to $310 million in fiscal 2006 from $280 million in fiscal 2005. The increase in gross profit is primarily driven by the growth in sales volume during fiscal 2006, partially offset by material price increases. Despite the increase in gross profit, gross margin decreased 180 basis points to 19 percent in fiscal 2006 from 21 percent in fiscal 2005. The primary contributing factor to the decline in gross margin has been the steady increase in raw material prices experienced during fiscal 2006, especially during the third and fourth quarters. The most significant commodities used in our manufacturing process are aluminum and copper. Aluminum prices increased 10 percent on average from fiscal 2005 to fiscal 2006, and copper prices increased 34 percent on average from fiscal 2005 to fiscal 2006. We have agreements with certain customers to pass-through these higher commodity prices to them in our sales price; however, these pass-through agreements can lag up to one year behind the actual price increases, or may not provide us the ability to recover the entire material price increase. These material price increases were the primary factor contributing to the decrease in gross margin, as the material component of cost of sales increased from 47 percent of net sales in fiscal 2005 to 49 percent of net sales in fiscal 2006. In addition, the decline in gross margin is related to a $3.6 million property, plant and equipment impairment charge recorded during fiscal 2006 within the Taiwan operation of the electronics cooling business, and a $1.7 million charge related to an early retirement program initiated in our Korean operation during fiscal 2006.

SG&A expenses increased $35 million, or 19 percent, to $220 million in fiscal 2006 from $185 million in fiscal 2005. Approximately $24 million of the increase in SG&A was related to the acquired businesses in fiscal 2006 and 2005. The remaining increase in SG&A was driven by higher salaries and other compensation related to headcount increases, a $0.8 million charge related to the Korean early retirement program initiated during fiscal 2006, as well as incremental professional services incurred in conjunction with certain market studies, tax projects, and other process improvement activities. The increase in gross profit, offset by the increase in SG&A expenses, contributed to the $5 million decrease in operating income from $95 million in fiscal 2005 to $90 million in fiscal 2006.

Interest expense increased $1 million from fiscal 2005 to fiscal 2006, related to an increase in outstanding debt during the year, partially offset by a reduction in effective interest rate achieved in conjunction with refinancing activities completed during the fiscal year. Borrowings increased during fiscal 2006 to finance the Airedale acquisition ($38 million) and the share repurchase program ($81 million).

Other income decreased $1 million from fiscal 2005 to fiscal 2006. This decrease is primarily comprised of a reduction in equity earnings of non-consolidated joint ventures and a reduction in foreign currency transaction gains based on differences in foreign currency exchange rates and transactions between fiscal 2005 and fiscal 2006. These decreases are partially offset by increases in interest income and a $1.7 million settlement gain recorded during fiscal 2006 related to the Korean acquisition.

The provision for income taxes decreased $6 million, or 17 percent, to $30 million in fiscal 2006 from $36 million in fiscal 2005. In addition, the effective income tax rate decreased to 32.9 percent in fiscal 2006 from 37.0 percent in fiscal 2005. The decrease in the effective income tax rate was related to a $4.4 million research and development tax credit recorded during fiscal 2006, partially offset by $2.0 million of income tax expense recorded during the year in conjunction with $85 million of cash repatriated to the U.S. from a foreign location under the American Jobs Creation Act of 2004. The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the research and development credit and tax on repatriation discussed above, as well as the impact of various state and foreign income taxes.

Year Ended March 31, 2005 compared to Year Ended March 31, 2004:

Net sales increased $363 million, or 37 percent, to $1.3 billion in fiscal 2005 from $1.0 billion in fiscal 2004. The increase in revenues was partially driven by $116 million of acquired revenues related to the Korean acquisition in July 2004 and $5 million of acquired revenues related to the March 2005 Modine Jackson acquisition. In addition, we experienced strong performances in our North American truck and heavy-duty markets, as well as the European heavy-duty and automotive markets.

Gross profit increased $69 million, or 33 percent, to $280 million in fiscal 2005 from $211 million in fiscal 2004. The increase in gross profit is primarily driven by the growth in sales volume during fiscal 2005. Despite the increase in gross profit, gross margin decreased 70 basis points to 20.8 percent in fiscal 2005 from 21.5 percent in fiscal 2004. Contributing factors to the decline in gross margin were the increase in raw material prices, pressure for OEM price-downs and higher energy costs. Lower gross margins earned in the newly acquired Korea operations also led to the decline in the gross margin. Partially offsetting these decreases were improvements in manufacturing overhead and labor costs driven by lower than expected warranty costs related to new program introductions.

SG&A expenses increased $31 million, or 20 percent, to $185 million in fiscal 2005 from $154 million in fiscal 2004. Approximately $10 million of the increase in SG&A was related to the acquired Korean operations during fiscal 2005. The remaining increase in SG&A was driven by higher compensation and related benefit costs, costs associated with compliance with the Sarbanes-Oxley Act of 2002, and higher personnel costs as the Company expanded its global presence. The increase in gross profit, partially offset by the increase in SG&A expenses, contributed to the $38 million increase in operating income from $57 million in fiscal 2004 to $95 million in fiscal 2005.

The provision for income taxes increased $14 million, or 64 percent, to $36 million in fiscal 2005 from $22 million in fiscal 2004, primarily driven by the growth in pre-tax earnings. The effective income tax rate decreased to 37.0 percent in fiscal 2005 from 38.2 percent in fiscal 2004. The decrease in the effective income tax rate was primarily related to a decrease in the valuation allowance requirements in fiscal 2005 versus fiscal 2004 related to certain foreign tax loss carryforwards. The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the valuation allowance discussed above, as well as the impact of various state and foreign income taxes.

Discontinued Operations

On July 22, 2005, the Company completed the previously announced spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun off business into Transpro. The Aftermarket business, which was a part of the former Distributed Products segment, has been presented as a discontinued operation in the consolidated financial statements. In fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53.5 million, representing the difference between the value Modine shareholders received in the new company of $51.3 million, a function of the stock price of Transpro at the closing, and the $101.4 million in asset carrying value of Modine’s Aftermarket business; and $3.4 million of foreign currency translation loss recognized at the date of the transaction. The net assets spun off in the transaction were primarily comprised of inventory, accounts receivable and property, plant and equipment. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $351,000, ($24,000) and $4,944,000 for fiscal years 2006, 2005 and 2004, respectively, has been separately presented in the Consolidated Statements of Earnings as a component of earnings (loss) from discontinued operations (net of income taxes).

Segment Results of Operations

Original Equipment - Americas

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$682	100.0%	$590	100.0%	$459	100.0%
Cost of sales	559	82.0%	471	79.8%	362	78.9%
Gross profit	123	18.0%	119	20.2%	97	21.1%
Selling, general and administrative expenses	41	6.0%	35	5.9%	36	7.8%
Income from operations	$82	12.0%	$84	14.3%	$61	13.3%

Net sales within the Original Equipment - Americas segment increased $131 million, or 29 percent, from fiscal 2004 to fiscal 2005, and increased $92 million, or 16 percent, from fiscal 2005 to fiscal 2006. This segment has experienced strong sales volumes in truck and heavy duty and industrial markets over the years presented. These strong volumes are attributable to strength in the truck, agriculture and construction markets, as well as high pre-buy activity in anticipation of the January 1, 2007 emission regulations primarily within the truck markets. In addition, the March 2005 Modine Jackson acquisition contributed $59 million toward the fiscal 2006 growth in net sales. Partially offsetting these increased volumes were reduced sales within the North American automotive markets over the prior two years, as several automakers have gone through inventory corrections, in part triggered by higher gas prices and a consumer shift from light trucks and full SUV’s to cars and small SUV’s.

Gross profits have increased correspondingly to the increase in net sales over the past two years. However, gross margins have decreased from 21.1 percent in fiscal 2004, to 20.2 percent in fiscal 2005, to 18.0 percent in fiscal 2006. This deterioration in gross margin has been driven by the increasing raw material costs over the past two years, as well as continued pricing pressures placed on us by the OEMs in these markets. In order to minimize these trends, the Company is pursuing a number of action items, including review of foreign suppliers and low-cost sourcing of purchases, hedging strategies for commodity prices, especially aluminum, and review of our pass-through agreements with our customers. SG&A expenses have held relatively consistent as a percentage of sales within this segment. The incremental sales volumes and margins in fiscal 2005 contributed to the $23 million increase in income from operations from fiscal 2004, resulting in an 18 percent conversion rate on incremental sales volume. However, this conversion rate was unable to be maintained into fiscal 2006 given further accelerated increases of commodity prices and customer pricing pressures, resulting in the $2 million decrease in income from operations from fiscal 2005 to fiscal 2006.

Original Equipment - Asia

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$207	100.0%	$116	100.0%	N/A	N/A
Cost of sales	188	90.8%	104	89.7%	N/A	N/A
Gross profit	19	9.2%	12	10.3%	N/A	N/A
Selling, general and administrative expenses	20	9.7%	10	8.6%	N/A	N/A
Income from operations	$(1)	(0.5)%	$2	1.7%	N/A	N/A

Modine Korea was acquired by the Company in July 2004. In its seven months of results in fiscal 2005, Modine Korea recorded a slight decline from pre-acquisition levels in sales and reduced operating income, primarily due to the launch of new programs with tighter margins resulting directly from increased market pricing pressure. In addition, an administrative office was opened in Shanghai, China to support growth in the Asian markets, which contributed to reduced operating income. Modine Korea’s fiscal 2006 sales were positively impacted by exchange rate changes of $7.9 million during fiscal 2006, but remained relatively consistent on a local currency basis. Operating results were slightly reduced from fiscal 2005 on an annualized basis, primarily related to the softening of the Korean economy which has led to greater competition in the domestic vehicle market, increasing the pricing pressure on the supply base. In addition, material prices have also adversely impacted the income from operations. During fiscal 2006, an early retirement program was initiated in Korea, which resulted in a $2.5 million charge recorded during the year. This charge further contributed to the reduction in income from operations.

Original Equipment - Europe

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$539	100.0%	$496	100.0%	$389	100.0%
Cost of sales	417	77.4%	384	77.4%	310	79.7%
Gross profit	122	22.6%	112	22.6%	79	20.3%
Selling, general and administrative expenses	50	9.3%	50	10.1%	34	8.7%
Income from operations	$72	13.3%	$62	12.5%	$45	11.6%

Net sales within the Original Equipment - Europe segment increased $107 million, or 28 percent, from fiscal 2004 to fiscal 2005. Approximately $65 million of this increase came from growth in the heavy-duty market, which has experienced strong sales volumes within agriculture and construction products. The remaining fiscal 2005 increase of approximately $40 million related to strong customer programs within the European automotive markets, partially offset by a $10.0 million decrease related to exchange rate changes. During fiscal 2006, the $43 million, or 9 percent increase in net sales was primarily driven by growth in the heavy-duty market, which continued to show strength similar to the prior year. Automotive sales increased in fiscal 2006, but at a much slower pace than that experienced in the prior year. The European automotive market is showing signs of increased competitive pressures and price-down pressures from customers, which contributed to the slowing growth in these markets during fiscal 2006.

Gross profits have increased correspondingly to the increase in net sales over the past two years. In addition, gross margins have increased from 20.3 percent in fiscal 2004, to 22.6 percent in fiscal 2005 and 2006. This improved gross margin from fiscal 2004 to fiscal 2005 and fiscal 2006 is related to the high sales volumes and favorable conversion costs generated over the past two years, especially within the heavy-duty markets. However, the automotive markets have shown a slight deterioration in gross margin in fiscal 2006 driven by the increasing raw material costs as well as increased pricing pressures placed on us by the OEMs in these markets during the current year. These pricing pressures are anticipated to accelerate into fiscal 2007. SG&A expenses were held consistent from fiscal 2005 to fiscal 2006 on a larger sales base, resulting in a reduction in SG&A as a percentage of sales within this segment. The incremental sales volumes and margins in fiscal 2005 and fiscal 2006 contributed to the $17 million increase in income from operations from fiscal 2004 to fiscal 2005, and the $10 million increase in income from operations from fiscal 2005 to fiscal 2006.

Commercial HVAC&R

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$171	100.0%	$103	100.0%	$89	100.0%
Cost of sales	127	74.3%	74	71.8%	63	70.8%
Gross profit	44	25.7%	29	28.2%	26	29.2%
Selling, general and administrative expenses	29	17.0%	16	15.5%	15	16.9%
Income from operations	$15	8.7%	$13	12.7%	$11	12.3%

Net sales within the Commercial HVAC&R segment increased $14 million, or 16 percent, from fiscal 2004 to fiscal 2005, and increased $68 million, or 66 percent from fiscal 2005 to fiscal 2006. The majority of the current year increase is related to the Airedale acquisition that contributed $57 million of net sales during fiscal 2006. In addition, strong coil and condenser sales, especially in southeastern portions of the U.S. related to Hurricane Katrina, also contributed to the fiscal 2006 increase in net sales.

Gross profits have increased correspondingly to the increase in net sales over the past two years. However, gross margins have decreased over this period from 29.2 percent in fiscal 2004, to 25.7 percent in fiscal 2006. Lower gross margins earned in the newly acquired Airedale operations were the primary factor leading to the decline in the gross margin from fiscal 2005 to fiscal 2006. Modest commodity pricing pressures for certain component products have also contributed to the reduction in gross margins over the past two years. SG&A expenses increased $13 million from fiscal 2005 to fiscal 2006, primarily driven by incremental SG&A expenditures absorbed in the Airedale acquisition. The $2 million increase in income from operations in fiscal 2006 was driven by the accretive Airedale acquisition, however at a lower operating margin percentage.

Other

Years ended March 31	2006		2005		2004
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$35	100.0%	$38	100.0%	$40	100.0%
Cost of sales	37	105.7%	35	92.1%	38	95.0%
Gross profit	(2)	(5.7)%	3	7.9%	2	5.0%
Selling, general and administrative expenses	13	37.1%	14	36.8%	15	37.5%
Income from operations	$(15)	(42.8)%	$(11)	(28.9)%	$(13)	(32.5)%

The other segment is comprised of the electronics cooling business and the fuel cell business. The reduction in sales, gross profit and income from operations is primarily driven by weaknesses experienced in the electronics cooling market. Sales volumes within this business have continued to struggle, and operating performance problems coupled with significant competitive pricing pressures have contributed to the reduction in income from operations, especially within the commodity heat pipe markets. During fiscal 2006, an impairment charge of $3.6 million was recorded within this segment related to the Taiwan operation of the electronics cooling business given the operating losses and market pressures impacting this business. On May 22, 2006, we announced the closure of the Taiwan facility, which is anticipated to be completed by August 31, 2006. The closure of this facility will result in a pre-tax charge of approximately $4.0 million during fiscal 2007, related to severance, lease termination costs and other facility closure costs. This closure will provide management the opportunity to focus our attention and manufacturing assets to better serve the advanced thermal solutions portion of the electronics cooling market.

Liquidity and Capital Resources

The primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad. The Company expects to meet its future operating, capital expenditure and strategic acquisition costs primarily through a combination of these sources.

For the sixth consecutive year, cash flows from operating activities exceeded $100 million. As a result, the Company ended the fiscal year with a solid balance sheet and financial position, providing the Company with the ability to fund various key programs and pursue growth opportunities while preserving financial flexibility. The Company expects cash flows to remain strong in fiscal 2007 while continuing to improve asset utilization. Working capital, which continues to be a key management focus, stood at $117.2 million at the end of fiscal 2006, sharply lower than the $164.2 million one year ago, primarily due to the impact from the Company’s spin off of its Aftermarket business completed during the year. Compared with the prior year, days sales outstanding decreased three days to 51 days. Inventory turns increased from 8.8 to 15.4, again primarily due to the impact of the Aftermarket business spin off.

Cash decreased $24.3 million to $30.8 million at fiscal 2006 year end. The ratio of Modine’s total debt to capital was 23.8 percent at the end of fiscal 2006 compared to 13.8 percent at the end of fiscal 2005. Total debt increased $52.2 million to $157.8 million, due in large part to the $38.0 million Airedale acquisition and the $82.8 million the Company spent on repurchasing its stock, which is comprised of $80.7 million acquired through stock repurchase programs and $2.1 million of treasury stock acquisitions. Other key programs funded during the fiscal year were an increased per-share dividend in the total amount of $23.9 million and capital expenditures of $79.9 million. These programs were financed by a drawdown of surplus cash and the use of existing lines of credit. With respect to fiscal 2007, the Company completed the acquisition of Radiadores Visconde of Sao Paulo, Brazil in May 2006 for $17.0 million less cash acquired of $3.4 million. It is anticipated that scheduled debt repayments in fiscal 2007 will be funded through surplus cash generated by operations.

Worldwide, Modine had approximately $194.4 million in unused lines of credit at March 31, 2006, as compared with $218.8 million at March 31, 2005.

On September 29, 2005, the Company entered into a note purchase agreement of 4.91% Notes due September 29, 2015 in an aggregate principal amount of $75.0 million. The Company used the proceeds from the sale of the Notes for general corporate purposes, including the payment of the euro denominated debt due the same day. The note purchase agreement is structured with specific terms which are further detailed in Note 17 of the Notes to the Consolidated Financial Statements.

On December 20, 2005, the Company borrowed the aggregate principal amount of 71.0 million euro under a Credit Agreement. The aggregate commitment of 71.0 million euro includes 30.0 million euro repaid during the third quarter of fiscal 2006 and 41.0 million euro to be repaid on or before September 30, 2009 and recorded as long-term debt in the financial statements. For further details, see Note 17 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)		March 31, 2006
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term debt (including interest)	$194,487	$6,927	$16,779	$80,505	$90,276
Operating lease obligations	22,553	5,185	7,077	4,599	5,692
Capital expenditure commitments	35,353	35,353	—	—	—
Other long-term obligations	4,858	54	108	108	4,588
Total contractual obligations	$257,251	$47,519	$23,964	$85,212	$100,556

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2006 was $131.9 million, down $22.3 million from the prior year of $154.2 million. Major changes in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities were a $23.2 million decrease in cash from accounts receivable, a reflection of increased sales, and a $31.7 million increase in accounts payable which grew in response to working capital initiatives and the timing of payments. Other decreases include a $7.7 million year over year reduction to cash from a change in inventories, a $5.5 million decrease in cash due to accrued compensation and employee benefits, a $7.2 million reduction due to a change in income taxes, a $9.1 million reduction due to accrued expenses and other current liabilities and a $3.3 million decline from other non-current assets and liabilities. A favorable change in other current assets impacted cash flow by $3.1 million.

Net cash provided by operating activities in fiscal 2005 was $154.2 million, up $45.5 million from the prior year of $108.7 million. Major factors contributing to the increase were higher net earnings of $21.2 million, which included earnings from the date of acquisition, on a one-month lag, for the newly acquired Modine Korea business, and one month of earnings from the acquired Modine Jackson business. Other major factors included a reduction in inventory, year-over-year, of $8.5 million, an increase in depreciation and amortization of $8.0 million, and an increase in unfunded pension expense of $3.2 million over the prior year. Other increases included $5.4 million in other current assets and $7.0 million of accrued compensation and employee benefits, due to changes in the timing of actual remittances. These changes were offset by a $13.5 million decrease in accounts payable due to variations in the timing of purchasing activities.

Net cash provided by operating activities in fiscal 2004 was $108.7 million, down $1.3 million from the prior year of $110.0 million. Major positive influences contributing to the overall change were higher net earnings of $27.8 million, an increase in depreciation and amortization of $6.6 million, and a reduction in inventory, year-over-year, of $4.0 million. These changes were more than offset by a year-over-year increase in accounts receivable of $19.2 million as a result of higher sales volumes, a $22.8 million goodwill impairment non-cash charge taken in fiscal 2003 as a result of the cumulative effect of an accounting change, and a $5.5 million year-over-year change in (gains)/losses from the disposition of property, plant and equipment and the sale of a business in the prior year.

Capital Expenditures

Capital expenditures were $79.9 million for fiscal 2006, which were $11.3 million higher than the prior year. The primary spending occurred in the Original Equipment - Americas segment which recorded $19.9 million in additions, the European segment which totaled $28.1 million and Corporate which accounted for $18.3 million in capital spending. Spending on truck programs in North America and Europe together with spending on programs for BMW in Europe and Commercial HVAC&R’s PF2 programs in North America accounted for some of the more significant equipment and tooling expenditures. The implementation of new manufacturing and financial systems in North America also contributed to the growth in expenditures in the current year.

Capital expenditures for fiscal 2005 were $68.6 million, $4.0 million lower than the prior year. Significant capital spending items included $4.3 million of spending in Wackersdorf and Pliezhausen, Germany to supply BMW programs; $1.4 million of carryover expenses from fiscal 2004's European wind tunnel project; and new machinery, equipment and tooling for new and existing truck products and customers such as the ITEC EGR and 2007 charge air cooler redesign projects, as well as the new Deere EGR program, and Commercial HVAC&R’s PF2 program. North American additions were $28.3 million, European additions totaled $35.1 million, and Asian additions were $5.2 million.

Capital expenditures for fiscal 2004 were $72.5 million, $22.0 million higher than the prior year. Major areas of capital spending included continued spending on a new assembly plant in Wackersdorf, Germany to supply BMW programs; ongoing expenditures for the wind tunnel, new Technical Center and administration building in Bonlanden, Germany; and costs associated with the purchase of new equipment and tooling for new customer programs and process improvements at Company facilities around the globe.

Acquisitions and Investments in Affiliates

Modine spent $38.0 million, net of cash acquired, on the acquisition of Airedale in May of fiscal 2006. Refer to Note 12 of the Notes to the Consolidated Financial Statements for further details.

During fiscal 2005, Modine spent $102.2 million on acquisitions: $16.6 million on the purchase of a 100 percent interest in Transpro's heavy-duty original equipment facility in Jackson, Mississippi, and $85.6 million on a three-tiered acquisition of WiniaMando's Korea- and China-based operations. The acquisition of the WiniaMando operations resulted in two wholly owned facilities in Asan City, South Korea and Shanghai, China, as well as a 50 percent interest in a joint venture in Hefei, China. There were no acquisitions in the previous fiscal year.

Spin off of Aftermarket Business

During fiscal 2006 the Company completed the spin off of its Aftermarket business as discussed in Note 13 of the Notes to the Consolidated Financial Statements. Included in the assets that were spun off was $6.3 million of cash. As part of the spin off Modine shareholders received $51.3 million of Proliance stock which is shown as non-cash activity in the accompanying consolidated statements of cash flows.

Proceeds from the Disposition of Assets

In fiscal 2006, the Company received proceeds from the disposition of assets of $0.9 million. These dispositions were spread across operating segments and consisted primarily of machinery and equipment of insignificant amounts.

During fiscal 2005, Modine received $2.0 million in proceeds from the disposition of assets, including approximately $0.6 million from the sale of equipment related to the Guaymas, Mexico facility closure, $0.8 million from a customer-specific tooling buyout in the Original Equipment - Americas segment, and $0.6 million from the sales of other equipment.

During fiscal 2004, Modine received $4.8 million in proceeds from the disposition of assets, including the sales of its facilities located in St. Paul, Minnesota for approximately $2.0 million, LaPorte, Indiana for $1.3 million, and Strongsville, Ohio for $0.8 million, as well as $0.7 million for the sales of other equipment.

Changes in Debt: Short- and Long-Term

In fiscal 2006, overall debt increased $52.2 million primarily from new borrowings in Europe and North America. Domestically, debt grew by $13.4 million as $75.0 million was borrowed through a private placement of notes while $60.6 million was repaid on a loan that matured in September 2005. The remaining $1.0 million decrease results from a repayment under the revolving credit agreement with Bank One. In Europe, a new 71.0 million euro loan was taken out in December 2005 with the proceeds being used to purchase a portion of the shares in Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe. At March 31, 2006, 30 million euro has been repaid leaving 41 million euro outstanding. Short-term loans outstanding of $6.0 represent overdrafts at the Company’s European subsidiaries.

In fiscal 2005, debt decreased $104.8 million, due largely to $24.8 million in repayments of long-term debt by Europe, as well as repayments of $80.0 million on the existing bank revolver. These reductions in long-term debt were offset by a $115.0 million increase, which included $49.0 million to finance the acquisition of the ACC Division of WiniaMando Inc., and $17.0 million to finance the acquisition of Modine Jackson. The remaining $5.0 million was borrowed on the Bank One revolver to satisfy working capital requirements. In October 2004, Modine's $150 million multi-currency, revolving credit facility was amended and restated for an extension of five years and an increase to $200 million, with an additional feature that allows another $75 million to be borrowed. In conjunction with the facility's modification a simultaneous payment and re-borrowing of $44.0 million occurred with no impact on the Company's outstanding debt.

In fiscal 2004, debt decreased $33.9 million due to repayments of long-term debt consisting of $18.0 million on the existing bank revolver and $0.5 million related to the fiscal 1999 acquisition of Core Holdings, Inc., $9.8 million representing the Company’s final payment for its 50 percent equity purchase, in fiscal 1999, of Radiadores Visconde in Brazil, and $5.6 million in scheduled payments and early repayments of European debt.

Common Stock and Treasury Stock

In fiscal 2006, the Company initiated two common stock share repurchase programs that were approved by the Board of Directors. Under these programs, the Company repurchased and retired 2,440,000 shares of the Company’s common stock for $80.7 million by March 31, 2006. The programs were undertaken to offset dilution created by shares issued for stock option and award plans, as well as to repurchase shares when the Company believes market conditions are favorable. In addition to these repurchases, the Company also repurchased 64,000 common shares for treasury at a cost of $2.1 million. These repurchases were mainly to satisfy tax withholdings requirements for restricted stock awards that vested and stock option exercises. Common stock and treasury stock activity is further detailed in Note 21 of the Notes to the Consolidated Financial Statements.

Dividends Paid

Dividends for fiscal 2006, 2005, and 2004 were $23.9 million, $21.6 million, and $18.7 million, respectively. The effective dividend rates paid were 70, 63, and 55 cents per share, respectively, which represent an 11 percent, 15 percent and 10 percent increase over the respective prior years. On May 17, 2006, the Board of Directors declared a quarterly dividend of 17.5 cents per share payable on June 9, 2006 to shareholders of record on May 30, 2006. The dividend rate remained unchanged from the prior quarter.

Settlement of Derivative Contracts

In fiscal 2006, the Company entered into a derivative forward contract which was used to mitigate cash flow losses for maturing foreign denominated debt. This contract was settled during the year with a loss of $0.4 million recorded within the consolidated statement earnings. In addition, the Company also entered into a cash flow hedge of a benchmark interest rate in anticipation of a private placement borrowing. This contract was settled during the year with a loss of $1.8 million being recorded. This loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the ten-year life of the private placement borrowing. During fiscal 2006, $0.1 million of this loss was recognized as interest expense, and the remaining loss of $1.7 million is deferred in accumulated other comprehensive income (loss) at March 31, 2006, net of income taxes of $0.7 million.

Research and Development

In fiscal 2006, Modine increased its research and development (R&D) spending by 19.5 percent to $48.5 million from $40.6 million one year ago. Investment in R&D has increased at an average annual rate of approximately 17 percent since fiscal 2004. During fiscal 2006, R&D efforts have been focused on new products and technologies to respond to market trends due to environmental legislation as well as energy efficiency and fuel economy. These key market drivers are shaping and influencing our customers’ future thermal management needs. Legislation on NOx and particulate emissions for diesel engines continues to have a dramatic impact on the operating conditions of our heat exchangers. As a result, many new heat exchanger and cooling module platforms have been developed and will start to launch in fiscal 2007 in order to help our customers comply with this legislation. Likewise, concern over global warming is continuing to cause the industry to consider replacing current refrigerants such as R-134a with new, environmentally friendly refrigerants such as CO2. A newly formed HVAC group has grown out of the R&D area. Knowledge developed from R&D activities will be used to develop improved HVAC product platforms, including products to comply with potential anti-idling legislation for heavy vehicles. Energy efficiency legislation is also driving opportunities for high performance, lightweight heat exchangers in commercial markets. Modine continues to refine the product development process for all of its markets, including the use of virtual simulation to increase efficiency and reduce time to market with new designs.

Modine ended the year with 2,204 worldwide patents, an increase of 155 patents over the prior year. Modine is focused on the long-term commercialization of our intellectual property and research, and believes that these investments will result in new and next generation products and technologies.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing the financial statements. Application of these policies results in accounting estimates that have the greatest potential for a significant impact on Modine's financial statements. The following discussion of these judgments and estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 1 of the Notes to the Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue, including agreed upon commodity price increases, as products are shipped to customers and the risks and rewards of ownership are transferred to our customers. The revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debts and warranty expense. The Company bases these estimates on historical experience, current business trends and current economic conditions. The Company recognizes revenue from various licensing agreements when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee.

Impairment of Long-Lived and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including amortized intangibles, whenever business conditions or events indicate that those assets may be impaired. When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the assets, the assets are written down to fair market value based on a discounted cash flow approach and a charge is recorded to current operations.

Impairment of Goodwill

Impairment tests are conducted at least annually unless business events or other factors indicate a need to perform the testing more often. The Company conducts its annual review of goodwill for impairment in the third quarter. The recoverability of goodwill was determined by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions.

Warranty

Estimated costs related to product warranties are accrued at the time of the sale and recorded in cost of sales. Estimated costs are based on the best information available, which includes using statistical and analytical analysis of both historical and current claim data. Original estimates, accrued at the time of sale, are adjusted when it becomes probable that expected claims will differ materially from these initial estimates.

Tooling

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized, net of any customer reimbursements, when the Company retains title to the tooling. These costs are amortized over the program life or 3 years, whichever is shorter, and recorded in cost of sales in the consolidated statements of earnings. For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company. The reimbursement period may vary by program and customer.

Pensions and Postretirement Benefits Other Than Pensions

The calculation of the expense and liabilities of Modine's pension and postretirement plans are dependent upon various assumptions. The most significant assumptions include the discount rate, rate of compensation increase, long-term expected return on plan assets, and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods. These differences may impact future pension or postretirement benefit expenses and liabilities. The Company replaced the existing defined-benefit pension plan with a defined-contribution plan for salaried-paid employees hired on or after January 1, 2004. In addition, the Modine Salaried Employee Pension Plan was modified so that no service performed after March 31, 2006 will be counted when calculating an employee’s years of credited service under the pension plan formula. At the current pension assumption rates, we would expect pension expense to decline steadily going forward. Timing of these savings could be impacted by an early retirement program announced by the Company on May 22, 2006. This program could accelerate, on a short-term basis, the Company’s expenses and liabilities, depending on the number and identity of employees who accept the program. The Company expects to know the extent of this impact prior to filing its quarterly report on Form 10-Q for the first quarter of fiscal 2007. We believe the defined contribution plan will, in general, allow the Company a greater degree of flexibility in managing retirement benefit costs on a long-term basis.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since the domestic plans comprise 100 percent of the Company’s total benefit plan assets and the large majority of the Company’s pension plan expense.

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, and (e) capital market conditions and economic forecasts. The long-term rate of return utilized in fiscal 2005 was 8.75 percent. For fiscal 2006, Modine lowered the long-term rate of return to 8.5 percent, which resulted in an approximately $0.5 million impact on fiscal 2006 pension expense. For fiscal 2007, the Company excepts to hold this assumption constant at 8.5 percent, in part because of benefits anticipated from changes the Company has made in the administration of plan assets. The impact of a 25 basis point increase in the expected rate of return on assets would result in a $0.6 million decrease in fiscal 2007 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of December 31. For fiscal 2007, the Company expects to use a discount rate of 5.75 percent, reflecting no change from fiscal 2006. The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans. See Note 3 of the Notes to the Consolidated Financial Statements for additional information. Changing Modine’s discount rate by 25 basis points would impact the fiscal 2007 domestic pension expense by approximately $0.7 million.

In addition, the Company changed its mortality table assumption as of the December 31, 2005 measurement date to keep current with overall demographic trends. This change will result in an increase in the Company’s expense of approximately $1.3 million in fiscal 2007.

A key determinant in the amount of the postretirement benefit obligation and expense is the health care cost trend rate. The health care trend rate for fiscal year 2006 was 10 percent, and the Company has held that rate constant for fiscal 2007. This rate is projected to decline gradually to 5 percent in fiscal year 2011 and remain at that level thereafter. An annual "cap" that was established for most retiree health care and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability. Furthermore, beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date. A 1 percent increase in the health care trend rate would result in an increase in post-retirement expense of approximately $62,000 and an increase in postretirement benefit obligations of approximately $1.2 million. A 25 basis point decrease in the postretirement discount rate would result in an increase in benefit expense of approximately $60,000.

Other Loss Reserves

The Company has a number of other loss exposures, such as environmental and product liability claims, litigation, self-insurance reserves, recoverability of deferred income tax benefits, and accounts receivable loss reserves. Establishing loss reserves for these matters requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability. The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated. See Note 25 of the Notes to the Consolidated Financial Statements for additional details of certain contingencies and litigation.

Accounting Pronouncements

On October 22 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act provides for a one-time 85 percent special dividends received deduction for certain qualifying dividends from controlled foreign corporations. Under a plan approved by the Company’s board of directors in December 2005, the Company repatriated $84.8 million pursuant to the Jobs Creation Act. The Company recorded an income tax expense of $2.0 million associated with the repatriation. The Company has reinvested the proceeds from the repatriation in the Company’s U.S. operations in accordance with the legislation.

The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, which will be phased in between 2005 through 2010. In addition, the Jobs Creation Act provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in Financial Accounting Standards Board (“FASB”) Staff Position 109-1, Application of SFAS No. 109, “Accounting for Income Taxes,” to the “Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. The Company has determined that its production activities will qualify under the Jobs Creation Act. The benefit of this deduction did not have a material impact on the Company’s effective tax rate for fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for non-monetary asset exchanges occurring in the first quarter of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2007. The Company intends to use the Black-Scholes option pricing model to determine the grant-date fair value of stock option awards, and intends to use a lattice-based model to determine the grant-date fair value of performance awards based on external market indexes. Utilizing these models, the Company anticipates that it will record additional compensation expense of approximately $2.0 million during fiscal 2007 under the provisions of SFAS No. 123(R). The Company intends to adopt SFAS No. 123(R) under the modified prospective method in accordance with the provisions of this literature. No significant cumulative catch-up adjustment is anticipated from the adoption of SFAS No. 123(R).

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the Company at the end of fiscal 2006. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt SFAS No. 154 starting in its fiscal 2007 reporting period. The Company does not expect the adoption of SFAS No. 154 to have a material impact of the Company’s financial condition or results of the operations.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, the following:

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

• The effect of the weather on Commercial HVAC&R market demand, which directly impacts sales;

• Unanticipated problems with suppliers’ abilities to meet Modine’s demands;

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

• Changes in the anticipated sales mix;

• Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

• Work stoppages or interference at Modine or Modine’s major customers;

• Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

• Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

• Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs and reductions in pension credit;

• Ability of the Company to successfully complete its repositioning efforts and thereby reduce costs and increase efficiencies; and

• Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

Modine does not assume any obligation to update any of these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Mexico, South Korea, China, Brazil and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the South Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's (unfavorable)/favorable currency translation adjustments recorded in fiscal 2006 and fiscal 2005 were ($19.1 million) and $23.3 million, respectively. As of March 31, 2006, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $57.3 million. The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $5.7 million. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has certain foreign-denominated, long-term debt obligations that are sensitive to foreign currency exchange rates. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of March 31, 2006 the foreign-denominated, long-term debt matures as follows:

			Years Ending March 31
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafterrrr	Total
Fixed rate (won)	$125	$146	$167	$188	$210	$2,037	$2,873
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	—
Variable rate (euro)	—	—	—	$36,958	—	—	$36,958
Average interest rate	—	—	—	3.20%	—	—	—

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-term inter-company loans that are sensitive to foreign exchange rates. At March 31, 2006, the Company has a 33.7 billion won, ($34.7 million U.S. equivalent), 8-year loan to its wholly owned subsidiary, Modine Korea, LLC. On April 6, 2005, the Company entered into a “zero cost collar” to hedge the foreign exchange exposure on the entire amount of this loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains and losses on the derivative are being recorded in other income (expense) in the consolidated statements of earnings and act to offset any currency movement outside of the collar on the outstanding loan receivable. The derivative instrument expires on August 29, 2006. During fiscal 2006, Modine Korea, LLC paid 9.4 billion won ($9.3 million U.S. equivalent) on this intercompany loan and the Company correspondingly adjusted the zero cost collar to reflect these payments. Prior to December 15, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH had a 11.1 million euro ($14.7 million U.S. equivalent) on-demand loan from its wholly owned subsidiary, Modine Hungaria Kft. For fiscal 2006 and fiscal 2005, the Company recorded in "other income/(expense)" transaction gains/(losses) of $0.6 million and ($0.9 million), respectively.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. In addition, where appropriate, the Company may utilize interest rate derivatives. On August 5, 2005, the Company entered into a one month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The contract was settled with a loss of $1.8 million. The loss was reflected as a component of other comprehensive loss and is being amortized to interest expense over the ten-year life of the private placement. At March 31, 2006, $1.7 million of this after-tax loss remained deferred in accumulated other comprehensive income (loss), net of income taxes of $0.7 million. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates its fair value, with the exception of the $75 million fixed rate note, which has a fair value of approximately $70.5 million at March 31, 2006. As of March 31, 2006, long-term debt matures as follows:

			Years Ending March 31
(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Fixed rate (won)	$125	$146	$167	$188	$210	$2,037	$2,873
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	—
Fixed rate (U.S.$)	—	—	—	—	—	$75,000	$75,000
Average interest rate	—	—	—	—	—	4.91%	—
Variable rate (U.S.$)	—	$3,000	—	$34,000	—	—	$37,000
Average interest rate	—	3.55%	—	5.47%	—	—	—
Variable rate (euro)	—	—	—	$36,958	—	—	$36,958
Average interest rate	—	—	—	3.20%	—	—	—

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 58 percent of the trade receivables balance at March 31, 2006 was concentrated in the Company's top 10 customers. Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

With respect to international instability, the Company continues to monitor economic conditions in the U.S. and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's $26.0 million investment in Radiadores Visconde which became a wholly owned subsidiary effective May 8, 2006, as discussed in Note 26 of the Notes to the Consolidated Financial Statements. During fiscal 2006, the Brazilian real strengthened against the dollar by 18 percent and has strengthened by more than 40 percent over the last three fiscal years. In addition, the Company is focusing more intently on conditions in Asia as we continue to integrate our Modine Korea and China acquisitions. In fiscal 2006, the won strengthened against the dollar by approximately 3 percent. The Chinese renminbi remained essentially unchanged against the U.S. dollar. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments. Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation, CO2 and fuel cell technology. In addition, Modine’s Airedale acquisition exposes Modine to new specialty air conditioning markets. Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets emerge.

The upturn in the economy and continued economic growth in China are putting production pressure on certain of the Company's suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers. Historically high commodity pricing, which includes aluminum and copper, is making it increasingly difficult to pass along the full amount of these increases to our customers as our contracts have provided for in the past.

Beside the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part. In many instances, the Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products. The Company offsets this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves, or a reduction in the Company's participation in any one or more markets. However, the risks associated with any market downturn or reduction are still substantial.

In particular, the Company continues to experience negative impact associated with the highly competitive electronics cooling market and automotive markets. In fiscal 2006, certain property, plant and equipment related to the Taiwan portion of the electronics cooling business was deemed to be impaired and a pre-tax impairment charge of $3.6 million was recorded in the consolidated statement of earnings.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. In fiscal 2006, the Company entered into fixed price contracts to hedge against changes in natural gas over the winter months. Beginning in fiscal 2007, the Company initiated an aluminum hedging strategy to help offset the continuation of rapidly accelerating commodity prices. In addition, the Company is evaluating its other heavily used commodities and expects to adopt hedging strategies, where prudent, for these commodities to assist in protecting the Company from continued gross margin erosion. The Company does maintain agreements with certain OEM customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from OEM customers to abide by these agreements and pay the full amount of the price increases.

Hedging and Foreign Currency Exchange Contracts

The Company uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. Leveraged derivatives are prohibited by Company policy.

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk. Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated transactions. Generally, these contracts have terms of 90 or fewer days. The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings. Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.

As of March 31, 2006, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed above under the section entitled “Foreign Currency Risk”. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of March 31, 2006, there were no outstanding euro-denominated borrowings.

Interest rate derivative: As further noted above under the section entitled “Interest Rate Risk”, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended March 31, 2006, 2005 and 2004
(In thousands, except per-share amounts)
_____________________

	2006	2005	2004

Net sales	$1,628,900	$1,342,416	$980,675
Cost of sales	1,319,294	1,062,576	769,158
Gross profit	309,606	279,840	211,517
Selling, general and administrative expenses	220,090	183,391	154,198
Restructuring charges (income)	—	1,031	(70)
Income from operations	89,516	95,418	57,389
Interest expense	(7,247)	(6,329)	(5,024)
Other income—net	8,271	8,828	5,102

Earnings from continuing operations before
income taxes	90,540	97,917	57,467
Provision for income taxes	29,788	36,231	21,974

Earnings from continuing operations	60,752	61,686	35,493

Earnings (loss) from discontinued operations
(net of income taxes)	351	(24)	4,944
Loss on spin off of discontinued operations	(53,462)	—	—

Net earnings	$7,641	$61,662	$40,437

Net earnings per share of common stock—basic:

Continuing operations	$1.80	$1.81	$1.05

Earnings (loss) from discontinued operations	0.01	—	0.14

Loss on spin off of discontinued operations	(1.58)	—	—

Net earnings—basic	$0.23	$1.81	$1.19

Net earnings per share of common stock—diluted:

Continuing operations	$1.78	$1.79	$1.04

Earnings (loss) from discontinued operations	0.01	—	0.15

Loss on spin off of discontinued operations	(1.57)	—	—

Net earnings—diluted	$0.22	$1.79	$1.19

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005
(In thousands, except per-share amounts)
_____________________

Assets	2006	2005
Current assets:
Cash and cash equivalents	$30,798	$55,091
Trade receivables, less allowance for doubtful accounts
of $1,511 and $3,213	254,681	251,734
Inventories	90,227	149,781
Deferred income taxes and other current assets	36,489	52,724

Total current assets	412,195	509,330

Noncurrent assets:
Property, plant and equipment—net	467,600	496,180
Investment in affiliates	41,728	35,033
Goodwill	52,256	35,818
Other intangible assets—net	12,735	3,676
Prepaid pension costs	59,894	64,236
Other noncurrent assets	5,687	7,882

Total noncurrent assets	639,900	642,825

Total assets	$1,052,095	$1,152,155

Liabilities and shareholders’ equity

Current liabilities:
Short-term debt	$5,983	$—
Long-term debt—current portion	125	64,912
Accounts payable	187,048	159,876
Accrued compensation and employee benefits	56,835	60,094
Income taxes	13,169	17,979
Accrued expenses and other current liabilities	31,789	42,233

Total current liabilities	294,949	345,094

Noncurrent liabilities:
Long-term debt	151,706	40,724
Deferred income taxes	38,424	44,072
Pensions	28,933	29,849
Postretirement benefits	20,085	22,341
Other noncurrent liabilities	12,573	10,295

Total noncurrent liabilities	251,721	147,281

Total liabilities	546,670	492,375

Commitments and contingencies (See Note 25)

Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16,000 shares,
issued—none	—	—
Common stock, $0.625 par value, authorized 80,000 shares,
issued 33,210 and 34,871 shares	20,756	21,794
Additional paid-in capital	62,195	44,559
Retained earnings	433,405	575,937
Accumulated other comprehensive income	10,017	31,991
Treasury stock at cost: 404 and 340 common shares	(11,212)	(9,083)
Restricted stock—unamortized value	(9,736)	(5,418)

Total shareholders’ equity	505,425	659,780

Total liabilities and shareholders’ equity	$1,052,095	$1,152,155

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:

Net earnings	$7,641	$61,662	$40,437

Adjustments to reconcile net earnings with cash provided by
operating activities:
Depreciation and amortization	68,181	66,176	58,212
Loss on spin-off of Aftermarket business	53,462	—	—
Pensions	8,755	6,096	2,868
Loss (gain) from impairment or disposition of
property, plant and equipment	4,109	1,072	(779)
Deferred income taxes	(6,695)	8,582	5,373
(Benefit from) provision for losses on accounts receivable	(60)	1,332	1,681
Undistributed earnings of affiliates, net of dividends received	(1,455)	(4,139)	(1,894)
Amortization of equity instruments	3,910	1,856	1,764
Other—net	(467)	(4,153)	692
Change in operating assets and liabilities
excluding acquisitions and dispositions:
Trade receivables	(29,891)	(6,708)	(10,129)
Inventories	1,423	9,168	620
Other current assets	9,028	5,891	508
Accounts payable	30,313	(1,395)	12,149
Accrued compensation and employee benefits	(2,622)	2,909	(4,044)
Income taxes	(1,440)	5,787	3,962
Accrued expenses and other current liabilities	(8,761)	371	(2,206)
Other noncurrent assets and liabilities	(3,574)	(284)	(498)

Net cash provided by operating activities	131,857	154,223	108,716

Cash flows from investing activities:
Expenditures for property, plant and equipment	(79,870)	(68,567)	(72,534)
Acquisitions, net of cash acquired	(37,991)	(100,026)	—
Spin-off of Aftermarket business	(6,300)	—	—
Proceeds from dispositions of assets	863	2,022	4,777
Investments in affiliates	—	(2,246)	—
Other—net	1,082	9	(88)

Net cash used for investing activities	(122,216)	(168,808)	(67,845)

Cash flows from financing activities:
Increase in short-term debt—net	5,992	—	—
Additions to long-term debt	318,233	115,000	—
Reductions of long-term debt	(267,767)	(104,754)	(33,892)
Proceeds from exercise of stock options	12,500	9,971	3,704
Repurchase of common stock, treasury and retirement	(82,811)	(1,591)	(269)
Cash dividends paid	(23,878)	(21,610)	(18,666)
Settlement of derivative contract	(2,238)	—	—
Other—net	7,712	(1,285)	(1,037)

Net cash used for financing activities	(32,257)	(4,269)	(50,160)

Effect of exchange rate changes on cash	(1,677)	4,187	5,401

Net decrease in cash and cash equivalents	(24,293)	(14,667)	(3,888)

Cash and cash equivalents at beginning of year	55,091	69,758	73,646

Cash and cash equivalents at end of year	$30,798	$55,091	$69,758
Cash paid during the year for:
Interest, net of amounts capitalized	$7,094	$6,428	$5,235
Income taxes	$38,206	$18,742	$8,720

Non-cash activity:
Shareholder dividend related to spin-off of Aftermarket business	$(51,319)	—	—

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2006, 2005 and 2004
(In thousands, except per-share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Restricted stock - unamortized value	Total

Balance, March 31, 2003	$—	$21,278	$24,360	$514,109	$(18,713)	$(7,044)	$(3,603)	$530,387

Comprehensive income:
Net earnings	—	—	—	40,437	—	—	—	40,437
Foreign-currency translation	—	—	—	—	28,528	—	—	28,528
Minimum pension liability
(net of tax benefit of $143)	—	—	—	—	159	—	—	159

Total comprehensive income							69,124

Cash dividends, $0.55 per share	—	—	—	(18,666)	—	—	—	(18,666)
Purchase of treasury stock	—	—	—	—	—	(269)	—	(269)
Stock options and awards
including related tax benefits	—	200	6,552	5	—	(179)	(2,389)	4,189
Amortization of deferred compensation
under restricted stock plans		—	—	—	—	—	1,776	1,776

Balance, March 31, 2004	—	21,478	30,912	535,885	9,974	(7,492)	(4,216)	586,541

Comprehensive income (loss):
Net earnings	—	—	—	61,662	—	—	—	61,662
Foreign-currency translation	—	—	—	—	23,342	—	—	23,342
Minimum pension liability
(net of taxes of $828)	—	—	—	—	(1,325)	—	—	(1,325)

Total comprehensive income							83,679

Cash dividends, $0.63 per share	—	—	—	(21,610)	—	—	—	(21,610)
Purchase of treasury stock	—	—	—	—	—	(1,591)	—	(1,591)
Stock options and awards
including related tax benefits	—	316	13,647	—	—	—	(3,062)	10,901
Amortization of deferred compensation
under restricted stock plans	—	—	—	—	—	—	1,860	1,860

Balance, March 31, 2005	—	21,794	44,559	575,937	31,991	(9,083)	(5,418)	659,780

Comprehensive income (loss):
Net earnings	—	—	—	7,641	—	—	—	7,641
Foreign-currency translation	—	—	—	—	(19,109)	—	—	(19,109)
Cash flow hedge (net of taxes of $663)	—	—	—	—	(1,042)	—	—	(1,042)
Minimum pension liability
(net of taxes of $1,119)	—	—	—	—	(1,823)	—	—	(1,823)

Total comprehensive loss							(14,333)

Cash dividends, $0.70 per share	—	—	—	(23,878)	—	—	—	(23,878)
Shareholder dividend related to spin off	—	—	—	(51,319)	—	—	—	(51,319)
Stock repurchase program	—	(1,525)	(4,182)	(74,976)	—	—	—	(80,683)
Purchase of treasury stock	—	—	—	—	—	(2,129)	—	(2,129)
Stock options and awards including
related tax benefits	—	487	21,818	—	—	—	(7,823)	14,482
Amortization of deferred compensation
under restricted stock plans	—	—	—	—	—	—	3,505	3,505

Balance, March 31, 2006	$—	$20,756	$62,195	$433,405	$10,017	$(11,212)	$(9,736)	$505,425

These notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies

Nature of operations: Modine Manufacturing Company (Modine or the Company) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (OEM) vehicular applications, and to a wide array of building, industrial, refrigeration, fuel cell, electronics and telecommunications markets. Product lines include radiators and radiator cores, vehicular air conditioning, oil coolers, charge air coolers, heat-transfer packages and modules, building heating, ventilating and air conditioning (HVAC) equipment, exhaust gas recirculation (EGR) coolers and electronics cooling solutions.

Basis of presentation: The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require management to make certain estimates and assumptions in determining Modine’s assets, liabilities, revenue, expenses and related disclosures. Actual amounts could differ from those estimates.

Discontinued operations: On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. (“Transpro”). As a result of this spin-off, the consolidated financial statements and related notes have been restated to present the results of the Aftermarket business as a discontinued operation. Accordingly, the operating results of the Aftermarket business have been included in earnings (loss) from discontinued operations, (net of income taxes) in the consolidated statements of earnings for the periods presented. In addition, the loss on the spin-off of $53,462 was included in the consolidated statement of earnings in fiscal 2006. Also see Note 13.

Consolidation principles: The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of subsidiaries outside the United States and Canada are predominately included for periods ending one month prior to Modine’s year end in order to ensure timely preparation of the consolidated financial statements. Investments in non-consolidated affiliated companies in which ownership is 20% or more are accounted for by the equity method. The investments are stated at cost plus or minus a proportionate share of the undistributed net income (loss). Modine’s share of the affiliates’ net income (loss) is reflected in other income—net. Also see Note 11.

Revenue recognition: Sales revenue, including agreed upon commodity price increases, is recognized at the time of product shipment to customers when title and risk of loss pass to customers, selling prices are fixed or determinable and collectibility from the customer is reasonably assured. Appropriate provisions are made for uncollectible accounts based on historical data or specific customer economic data.

Sales discounts: Sales discounts, which are allowed for prompt payment of invoices by customers, are recorded as a reduction to net sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Sales incentives: The Company offers a number of sales incentive programs to its customers, including volume incentives and sales rebates. The programs are based upon varying criteria that are tailored to a particular market or customer base. These sales incentives may be netted directly against sales at the time of invoicing, as in the case of volume discounts applicable at the time of the customer order, or, in the case of sales rebates, recorded as a reduction to net sales with a liability recognized in accrued expenses and other current liabilities. Sales rebate accruals are established based upon actual or historical sales volume, depending upon the program and the purchase of qualifying products, or may be based upon a fixed percentage of sales as defined in certain customer agreements. In certain instances fixed percentage sales rebates are granted to certain customers who waive their rights to present warranty claims. All sales rebate accruals are reviewed periodically and adjusted if necessary.

Tooling costs: Modine accounts for pre-production tooling costs as a component of property, plant and equipment—net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program. The Company accounts for customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company.

Warranty: Modine provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Warranty expense is generally provided based upon historical and current claim data. Accrual balances are monitored and adjusted when it becomes probable that expected claims will differ from existing estimates. Accruals are recorded as current liabilities under the caption accrued expenses and other current liabilities. Also see Note 20.

Shipping and handling costs: Shipping costs for inbound freight are treated as product cost. Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales. Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of SG&A expenses. For the years ended March 31, 2006, 2005 and 2004, these shipping and handling costs recorded as a component of SG&A expenses were $3,094, $2,200 and $2,076, respectively.

Revenue recognition under licensing arrangements (royalty payments): Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement. For the years ended March 31, 2006, 2005 and 2004, licensing revenue totaled $4,132, $4,085 and $6,086, respectively, and are recorded in the statement of earnings under the caption net sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Translation of foreign currencies: Assets and liabilities of foreign subsidiaries and equity investments are translated into U.S. dollars at the period-end exchange rates, and income and expense items are translated at the average exchange rates for the year. Resulting translation adjustments are reported as a component of accumulated other comprehensive income included in the shareholders' equity section of the balance sheet. Foreign currency transaction gains or losses are included in the statement of earnings under the caption other income—net.

Forward exchange contracts: Foreign exchange options and forward contracts on foreign currencies are entered into by Modine as hedges against the impact of currency fluctuations on certain sales and purchase transactions and are not used to engage in speculation.

Income taxes: Deferred tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Also see Note 6.

Earnings per share: Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of common shares that could be issued. Also see Note 7.

Cash equivalents: Modine considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and allowance for doubtful accounts: Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms. The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance. The allowance is based on historical write-off experience and specific customer economic data. The allowance for doubtful accounts is reviewed periodically and adjusted as necessary. Utilizing an age and size based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis. Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected. There was no off-balance sheet credit exposure related to Modine’s trade receivables at March 31, 2006.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Inventories: Inventories are valued at the lower of cost on a first-in, first-out basis, or market value.

Property, plant and equipment: Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is principally computed using the straight-line method over the expected useful life of the asset. Maintenance and repair costs are charged to operations as incurred. Costs of improvements are capitalized. Upon the sale or other disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of earnings. The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three to six years and are reported as a component of office equipment within property, plant and equipment.

Goodwill: Goodwill is considered to have an indefinite life and is not amortized. Instead, goodwill is tested for impairment on an annual basis unless conditions exist which would require a more frequent evaluation. Goodwill impairment is assessed for each reporting unit by comparing the net book value of the reporting unit to its fair value, which is estimated based on the present value of expected future cash flows. An impairment loss is recognized when the book value of goodwill exceeds the fair value.

Intangible assets: Costs of acquired patents and product technology are amortized using the straight-line method over the shorter of their estimated useful life or 15 years.

Impairment of long-lived assets: When facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the net book value of the assets with the estimated future undiscounted cash flows, in addition to other quantitative and qualitative analyses. If an impairment has occurred, a write-down to market value or the discounted cash flow value is made and the impairment loss is recognized as a charge against current operations.

Environmental expenditures: Environmental expenditures related to current operations that qualify as property, plant and equipment or that substantially increase the economic value or extend the useful life of an asset are capitalized. All other expenditures are expensed as incurred. Environmental expenditures that relate to an existing condition caused by past operations are expensed. Liabilities are recorded on an undiscounted basis when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Self-insurance reserves: The Company retains much of the financial risk for insuring automobile, property, general liability, worker’s compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not recorded. Self-insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals.

Stock-based compensation: Stock-based compensation is recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recognized as an expense over the vesting period of the award. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", requiring SFAS No. 123 pro forma disclosure, Modine's net earnings and net earnings per share would have been reduced, as summarized in the following table:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Years ended March 31	2006	2005	2004

Earnings from continuing operations,
as reported	$60,752	$61,686	$35,493
Compensation expense for stock awards as
reported, net of tax	3,905	1,856	1,764
Stock compensation expense under fair value
method, net of tax	(5,743)	(5,013)	(5,218)
Earnings from continuing operations,
pro forma	$58,914	$58,529	$32,039
Net earnings, as reported	$7,641	$61,662	$40,437
Compensation expense for stock awards as
reported, net of tax	3,905	1,856	1,764
Stock compensation expense under fair value
method, net of tax	(5,743)	(5,013)	(5,218)
Net earnings, pro forma	$5,803	$58,505	$36,983
Net earnings per share from continuing
operations (basic), as reported	$1.80	$1.81	$1.05
Net earnings per share from continuing
operations (basic), pro forma	$1.75	$1.72	$0.94
Net earnings per share (basic), as reported	$0.23	$1.81	$1.19
Net earnings per share (basic), pro forma	$0.17	$1.72	$1.09
Net earnings per share from continuing
operations (diluted), as reported	$1.78	$1.79	$1.04
Net earnings per share from continuing
operations (diluted), pro forma	$1.73	$1.70	$0.94
Net earnings per share (diluted), as reported	$0.22	$1.79	$1.19
Net earnings per share (diluted), pro forma	$0.17	$1.70	$1.09

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

The fair value of the option grants were estimated using the Black-Scholes option-pricing model, with the following weighted average of fair value per option and valuation assumptions:

Years ended March 31	2006	2005	2004

Fair value per option (in dollars)	$8.53	$9.00	$8.14

Valuation assumptions:

Risk-free interest rate	4.2%	3.7%	3.5%

Stock volatility	31.2%	36.3%	36.1%

Dividend yield	2.6%	2.9%	3.0%

Expected option life—years	5.0	5.0	6.0

Reclassifications: Effective in the first quarter of fiscal 2006 and on a retroactive basis, the Company’s earnings statements reflect the reclassification from other income-net to operating activities (net sales, cost of sales or selling, general and administrative expenses) of items such as royalty income, gains or losses on asset disposals, tooling sales profits or losses, and purchase discounts relating to payment timing. Also, further modifications were made in fiscal 2006 to the allocations of certain centralized services expenses from corporate and administrative expenses affecting cost of sales and selling, general and administrative expenses. These changes are designed to provide a more meaningful and inclusive presentation of operating information. The following provides a reconciliation of the impact of these reclassifications on the consolidated statements of earnings for the fiscal years ended March 31, 2005 and 2004:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Year ended March 31, 2005	Results Before Reclassifications	Reclassifications	As Currently Reported
Net sales	$1,338,331	$4,085	$1,342,416
Cost of sales	1,054,059	8,517	1,062,576
Gross profit	284,272	(4,432)	279,840
Selling, general and administrative expenses	196,890	(13,499)	183,391
Restructuring charges	1,031	—	1,031
Income from operations	86,351	9,067	95,418
Interest expense	(6,329)		(6,329)
Other income-net	17,895	(9,067)	8,828
Earnings from continuing operations before income taxes	97,917	—	97,917
Provision for income taxes	36,231	—	36,231
Earnings from continuing operations	61,686	—	61,686
Loss from discontinued operations (net of income taxes)	(24)	—	(24)
Net earnings	$61,662	$—	$61,662

Year Ended March 31, 2004	Results Before Reclassifications	Reclassifications	As Currently Reported
Net sales	$974,589	$6,086	$980,675
Cost of sales	762,961	6,197	769,158
Gross profit	211,628	(111)	211,517
Selling, general and administrative expenses	168,177	(13,979)	154,198
Restructuring income	(70)	—	(70)
Income from operations	43,521	13,868	57,389
Interest expense	(5,024)	—	(5,024)
Other income-net	18,970	(13,868)	5,102
Earnings from continuing operations before income taxes	57,467	—	57,467
Provision for income taxes	21,974	—	21,974
Earnings from continuing operations	35,493	—	35,493
Earnings from discontinued operations (net of income taxes)	4,944	—	4,944
Net earnings	$40,437	$—	$40,437

In addition to the reclassifications for other income noted above, certain revisions were made on the consolidated statements of cash flows for fiscal 2005 and fiscal 2004 to conform with the fiscal 2006 presentation.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

Accounting standards changes and new pronouncements: On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act provides for a one-time 85% special dividends received deduction for certain qualifying dividends from controlled foreign corporations. Under a plan approved by the Company’s board of directors in December 2005, the Company repatriated $84,844 pursuant to the Jobs Creation Act. The Company recorded an income tax expense of $2,010 associated with the repatriation. The Company has reinvested the proceeds from the repatriation in the Company’s U.S. operations in accordance with the legislation.

The Jobs Creation Act also provides a deduction for income from qualified domestic production activities, which will be phased in between 2005 through 2010. In addition, the Jobs Creation Act provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. Under guidance in Financial Accounting Standards Board (FASB) Staff Position 109-1, Application of SFAS No. 109, “Accounting for Income Taxes,” to the “Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. The Company has determined that its production activities will qualify under the Jobs Creation Act. The benefit of this deduction did not have a material impact on the Company’s effective tax rate for fiscal 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for non-monetary asset exchanges occurring in the first quarter of fiscal 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: Significant accounting policies, continued

transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123(R) in the first quarter of fiscal 2007. The Company intends to use the Black-Scholes option pricing model to determine the grant-date fair value of stock option awards, and intends to use a lattice-based model to determine the grant-date fair value of performance awards based on external market indexes. Utilizing these models, the Company anticipates that it will record additional compensation expense of approximately $2,000 during fiscal 2007 under the provisions of SFAS No. 123(R). The Company intends to adopt SFAS No. 123(R) under the modified prospective method in accordance with the provisions of this literature. No significant cumulative catch-up adjustment is anticipated from the adoption of SFAS No. 123(R).

In March 2005, the FASB issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 was effective for the Company at the end of fiscal 2006. The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company is required to adopt SFAS No. 154 starting in its fiscal 2007 reporting period. The Company does not expect the adoption of SFAS No. 154 to have a material impact of the Company’s financial condition or results of the operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 2: Research and development costs

Research and development costs charged to operations totaled $48,542 in fiscal 2006, $40,610 in fiscal 2005 and $35,399 in fiscal 2004.

Note 3: Employee benefit plans

Pensions: Modine has several non-contributory defined benefit pension plans that cover most of its domestic employees. The benefits provided are based primarily on years of service and average compensation for the salaried plans and some hourly plans. Other hourly plans are based on a monthly retirement benefit amount. A pension curtailment charge of $430 was recorded in fiscal 2005 related to the expiration of the eligibility period for employees in one of the Company’s domestic pension plans. Domestic salaried employees hired after December 31, 2003 will not be covered under any defined benefit plan. These employees will be covered under a defined contribution retirement plan. Modine will make annual contributions based upon a percentage of compensation.

As announced on October 4, 2004, effective April 1, 2006, the Modine Salaried Employee Pension Plan, a defined benefit plan, was modified so that no service performed after March 31, 2006 will be counted when calculating an employee’s years of credited service under the pension plan formula. Modine recorded a curtailment charge of $434 in fiscal 2005 to reflect this modification.

Certain of Modine’s foreign subsidiaries have legacy defined benefit plans covering a small number of active employees. Some also have statutory termination indemnity plans covering all of their eligible employees. The benefits under these plans are based on years of service and final average compensation levels or a monthly retirement benefit amount. These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance schemes that protect employees from losses in the event that an employer defaults on its obligations.

Postretirement plans: Modine and certain of its domestic subsidiaries provide selected healthcare and life-insurance benefits for retired employees. Designated employees may become eligible for those benefits when they retire. These plans are unfunded. Modine periodically amends the plans, changing the contribution rate of retirees and the amounts and forms of coverage. An annual limit on Modine’s liability (a “cap”) was established for most plans between fiscal 1994 and fiscal 1996 after original recognition of the liability in fiscal 1993. It maximizes future costs at 200% of Modine’s then-current cost. These changes reduced the accrued obligation, and the reduction is being amortized as a component of the benefit cost.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued
In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” FSP No. 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP No. 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D.

Certain of Modine’s postretirement benefit plans covering U.S. retirees currently provide prescription benefits to eligible participants. The Company’s actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug Improvement and Modernization Act. Modine adopted FSP No. 106-2 during the second quarter of fiscal 2005, which reduced the fiscal 2005 accumulated postretirement benefit cost obligation by $2,237. For fiscal 2006, the Company has recorded an $855 reduction of the net periodic postretirement medical benefit cost due to the effect of the federal subsidy.

Measurement Date: Modine uses December 31 as the measurement date for its pension and postretirement plans.

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains 401(k) plans which allow employees to choose among various investment alternatives, including Modine stock. The Company currently matches 60% of the employees’ contribution up to 6% of employee compensation. Company contributions initially are invested in Modine stock. After a three year holding period, participants may sell Modine stock and diversify into other investment options. Company contributions have an initial three year vesting period.

Defined contribution plan: The Company maintains a domestic defined contribution plan which was established in January 1, 2004 and initially covered all eligible salaried employees hired after January 1, 2004. Effective April 1, 2006, all salaried employees previously covered under the Modine Salaried Employee Pension Plan will be eligible to participate in this plan. Modine makes annual contributions based on a percentage of compensation, which is determined by management. Employees can choose among various investment alternatives including Modine stock.

Deferred compensation plan: The Company maintains a non-qualified deferred compensation plan for eligible employees. The plan is funded and allows qualified employees to choose among various investment alternatives including Modine stock. The Company matching contributions are initially invested in Modine stock similar to the 401(k) plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued
In addition, various Modine foreign subsidiaries have in place government required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

Activity in the defined contribution employee benefit plans, including the employee stock ownership plan discussed in Note 23, for fiscal 2006, 2005 and 2004 resulted in the purchase of 113, 177 and 254 shares of Modine common stock, respectively. These purchases were made from the open market. It is currently anticipated that future purchases will also be made from the open market or other available sources at the discretion of the plans’ administrative committees. Costs of Modine’s contributions to the defined contribution employee benefit plans for fiscal 2006, 2005 and 2004 were $5,418, $3,931 and $3,214, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

	Pensions		Postretirement

Years ended March 31	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$248,994	$226,498	$42,038	$43,193
Aftermarket spin off	(4,092)	—	—	—
Service cost	8,571	7,573	383	397
Interest cost	13,980	14,032	1,883	2,116
Plan amendments	2,192	(4,862)	—	430
Actuarial loss (gain)	14,778	20,514	(6,325)	873
Medicare subsidy	—	—	—	(2,237)
Benefits paid	(12,522)	(13,240)	(5,722)	(3,650)
Curtailment gain	—	(2,625)	—	—
Contributions by plan participants	—	—	1,053	916
Currency-translation adjustment	(2,050)	1,104	—	—
Benefit obligation at end of year	$269,851	$248,994	$33,310	$42,038
Change in plan assets:
Fair value of plan assets at beginning of year	$213,716	$204,807	$—	$—
Aftermarket spin off	(2,018)	—	—	—
Actual return on plan assets	7,773	18,905	—	—
Employer contributions	3,683	3,244	4,669	2,734
Contributions by plan participants	—	—	1,053	916
Benefits paid	(12,522)	(13,240)	(5,722)	(3,650)
Fair value of plan assets at end of year	$210,632	$213,716	$—	$—
Funded status:
Funded status at end of year	$(59,219)	$(35,278)	$(33,310)	$(42,038)
Unrecognized net loss	108,124	87,963	9,226	15,967
Unrecognized prior service cost	(593)	(2,124)	293	315
Unrecognized net transition obligation	(54)	(152)	—	—
Prepaid (Accrued) Cost	$48,258	$50,409	$(23,791)	$(25,756)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$59,894	$64,236	$—	$—
Accrued benefit liability	(30,056)	(29,054)	(23,791)	(25,756)
Intangible asset	2,832	2,581	—	—
Accumulated other comprehensive income	15,588	12,646	—	—
Net amount recognized	$48,258	$50,409	$(23,791)	$(25,756)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued

The change in accumulated other comprehensive income resulted in an increase in the minimum liability included in other comprehensive income of $2,942 and $2,153 for the years ended March 31, 2006 and 2005, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $208,846 and $199,404 as of March 31, 2006 and 2005, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2006	2005
Projected benefit obligations	$57,767	$57,258
Accumulated benefit obligations	56,393	55,283
Fair value of plan assets	28,907	28,187

Costs for Modine’s pension and postretirement benefit plans include the following components:

Years ended March 31	2006	2005	2004

Pensions:
Components of net periodic benefit cost:
Service cost	$8,335	$7,458	$6,461
Interest cost	13,528	13,762	13,050
Expected return on plan assets	(18,396)	(19,367)	(19,347)
Amortization of:
Unrecognized net loss	4,637	2,432	274
Unrecognized prior service cost	65	497	552
Unrecognized net (asset) obligation	(27)	(27)	188
Adjustment for settlement/curtailment	—	1,081	1,405
Net periodic benefit cost	$8,142	$5,836	$2,583
Postretirement plans:
Components of net periodic benefit cost:
Service cost	$383	$397	$372
Interest cost	1,842	2,116	2,430
Amortization of:
Unrecognized net loss	415	476	687
Unrecognized prior service cost	21	(7)	(388)
Net periodic benefit cost	$2,661	$2,982	$3,101

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued

The weighted-average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

	2006		2005

Years ended March 31	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Pensions:
Discount rate	5.75%	4.25%	5.75%	5.75%
Rate of compensation increase	4.00%	2.00%	4.00%	4.01%

Postretirement plans:
Discount rate	5.75%		5.75%
Rate of compensation increase	4.00%		4.00%

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

	2006		2005		2004
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign
Years ended March 31	plans	plans	plans	plans	plans	plans

Pensions:
Discount rate	5.75%	4.25%	6.25%	5.89%	6.75%	6.33%
Expected return on plan assets	8.50%	N/A	8.75%	N/A	8.75%	N/A
Rate of compensation increase	4.00%	2.00%	4.00%	3.52%	4.00%	3.93%

Postretirement plans:
Discount rate	5.75%		6.25%		6.75%
Rate of compensation increase	4.00%		4.00%		4.00%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued

Beginning in fiscal year 2006, the discount rate used to determine the present value of the Company’s future U.S. pension obligations as of the measurement date uses a methodology that equates the plans’ projected benefit obligations to a present value, calculated using a yield curve. The yield curve was constructed from a portfolio of high quality, non-callable corporate debt securities with maturities ranging from one-half to thirty years. The discount rate was determined by matching the pension plans’ expected cash flows (on a PBO basis) with spot rates developed from the yield curve.

Plan assets in the U.S. defined benefit plans comprise 100% of the Company’s world-wide benefit plan assets. Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of December 31, 2005 and 2004 by category, and the target allocation for the years ended March 31, 2006 and 2005 are summarized below:

	Target allocation	Plan assets
For fiscal year		2006	2005
Equity securities	55%	56%	62%
Debt securities	40%	39%	33%
Cash	5%	5%	5%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The assets are periodically rebalanced to the target allocations. Included in the plan assets for fiscal 2006 are approximately 482 shares of Modine common stock with a market value of $15,720 (7.5% of total plan assets). For 2005, the plan held 918 shares of Modine common stock with a market value of $31,002 (15% of total plan assets).

Modine employs a total return investment approach, whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets while avoiding excessive risk. Pension plan guidelines have been established based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. Modine has retained the same assumed rate of return of 8.50%, used to determine fiscal year 2006 U.S. pension plan expense, for fiscal year 2007. The Company justifies the ongoing use of this assumption in part due to changes Modine has made in the administration of its U.S. defined benefit plan and positive changes to the asset portfolio the Company anticipates it will make in fiscal year 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 3: Employee benefit plans, continued

With respect to the postretirement plans, for measurement purposes for pre-65 and post-65 benefits, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2006	2005
Healthcare cost trend rate assumed for next year	10%	10%
Ultimate trend rate	5%	5%
Year the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plan. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point

Year ended March 31, 2006	Increase	Decrease
Effect on total of service and interest cost	$62	$(59)
Effect on postretirement benefit obligation	1,169	(1,113)

The funding policy for domestic qualified plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation. Modine anticipates that it will contribute a total of approximately $2,500 to these plans during fiscal 2007 due to minimum funding requirements and discretionary determinations. In addition, Modine expects to contribute $2,726 to its postretirement benefit plans in fiscal 2007.

The estimated benefits, which reflect expected future service, as appropriate, for the next ten fiscal years are as follows:

		Postretirement (net of subsidy)
Years ended March 31	Pension
2007	$11,177	$2,726
2008	13,420	2,712
2009	13,626	2,460
2010	15,809	2,701
2011	15,377	2,703
2012-2016	90,964	12,474

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 4: Leases

Modine leases various facilities and equipment. Rental expense under operating leases totaled $9,160 in fiscal 2006, $8,113 in fiscal 2005 and $7,432 in fiscal 2004.

Future minimum rental commitments at March 31, 2006 under non-cancelable operating leases are as follows:

Years ending March 31
2007	$5,185	2010	$2,384
2008	4,212	2011	2,215
2009	2,865	2012 and beyond	5,692
Total future minimum rental commitments		$22,553

Note 5: Other income—net

Other income—net was comprised of the following:

Years ended March 31	2006	2005	2004
Equity in earnings of non-consolidated affiliates	$4,222	$5,091	$2,406
Interest income	1,698	759	1,072
Foreign currency transactions	157	2,585	1,076
Other non-operating income—net	2,194	393	548
Total other income—net	$8,271	$8,828	$5,102

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 6: Income taxes

The U.S. and foreign components of earnings from continuing operations and the income tax expense consisted of the following:

Years ended March 31	2006	2005	2004

Components of earnings from continuing operations
before income taxes:

United States	$33,515	$45,535	$29,815
Foreign	57,025	52,382	27,652
Total earnings from continuing operations
before income taxes	$90,540	$97,917	$57,467
Income tax expense (benefit):
Federal:
Current	$10,895	$11,789	$1,928
Deferred	(4,929)	1,979	2,827
State:
Current	2,080	2,846	1,601
Deferred	(543)	168	291
Foreign:
Current	23,502	15,400	12,426
Deferred	(1,217)	4,049	2,901
Total income tax expense	$29,788	$36,231	$21,974

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 6: Income taxes, continued

Income tax expense attributable to earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2006	2005	2004
Statutory federal tax	35.0%	35.0%	35.0%

State taxes, net of federal benefit	0.7	1.9	2.1

Non-deductible acquisition costs	0.1	0.1	—

Taxes on non-U.S. earnings and losses	(0.8)	(1.1)	(1.0)

Foreign repatriation	2.2	—	—

Valuation allowance	0.3	0.6	3.1

Research and development tax credit	(4.8)	—	—

Other	0.2	0.5	(1.0)

Effective tax rate	32.9%	37.0%	38.2%

During fiscal 2006, $84,800 was repatriated to the United States from a foreign location under the American Jobs Creation Act of 2004. The repatriation of cash resulted in income tax expense of $2,010 during the current fiscal year. In addition, the Company recorded an income tax benefit of $4,376 during fiscal 2006 for research and development tax credits.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 6: Income taxes, continued

The significant components of deferred income tax (benefit) expense attributable to earnings from continuing operations before income taxes are summarized as follows:

Years ended March 31	2006	2005	2004

Pensions	$(1,555)	$(1,399)	$584

Depreciation	(3,794)	306	3,246

Inventories	(276)	184	(297)

Employee benefits	(1,960)	138	(185)

Benefit of tax losses	409	2,136	3,117

Intangibles	802	944	943

Foreign currency (loss) gain	(330)	2,034	10

Accrued liabilities	324	1,275	(1,591)

Other	(309)	578	192

Total deferred income tax (benefit) expense	$(6,689)	$6,196	$6,019

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 6: Income taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

March 31	2006	2005

Deferred tax assets:
Accounts receivable	$267	$515

Inventories	1,901	5,259

Plant and equipment	604	382

Employee benefits	23,568	20,465

Net operating loss, capital loss and
credit carryforwards	4,417	5,831

Other, principally accrued liabilities	15,100	16,424
Total gross deferred tax assets	45,857	48,876

Less valuation allowance	3,303	3,871

Net deferred tax assets	42,554	45,005

Deferred tax liabilities:
Pension	27,533	27,907

Plant and equipment	26,506	31,569

Other	13,036	11,678

Total gross deferred tax liabilities	67,075	71,154

Net deferred tax liability	$(24,521)	$(26,149)

The valuation allowance for deferred tax assets as of April 1, 2005 was $3,871. The valuation allowance decreased by $568 in fiscal 2006 and related primarily to the utilization of domestic capital loss carryforwards resulting from capital gain generated on the foreign repatriation.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 6: Income taxes, continued

At March 31, 2006, the Company had tax loss carryforwards of $12,735 existing in jurisdictions outside of the U.S. If not utilized against taxable income, the tax losses will expire as follows:

Years ending March 31

2007	$978	2010	$2,557

2008	975	2011	2,306

2009	2,188	No expiration date	3,731

As of March 31, 2006, the Company had provided $553 of U.S. tax on undistributed earnings of certain subsidiaries and equity investment companies considered not permanently reinvested. Undistributed earnings considered permanently reinvested in foreign operations totaled $316,847, and no provision has been made for any U.S. taxes that would be payable upon the distribution of such earnings.

As further discussed in Note 13, the Company completed the spin off of the Aftermarket business on July 22, 2005, and this business has been presented as a discontinued operation in the consolidated statement of earnings. As a result of this presentation, the earnings (loss) from discontinued operations has been presented net of income tax expense (benefit) of $295, ($1,017) and $1,300 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. No tax benefit has been recorded on the loss on spin off of $53,462 as this transaction is on a debt-free and tax-free basis.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 7: Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

Years ended March 31	2006	2005	2004

Numerator:
Earnings from continuing operations	$60,752	$61,686	$35,493
Earnings (loss) from discontinued operation	351	(24)	4,944
Loss on spin-off of discontinued operation	(53,462)	—	—

Net earnings	$7,641	$61,662	$40,437

Denominator:
Weighted average shares outstanding—basic	33,729	34,092	33,922
Effect of dilutive securities	415	388	151

Weighted average shares outstanding—diluted	34,144	34,480	34,073

Net earnings per share of common stock—basic:
Continuing operations	$1.80	$1.81	$1.05
Earnings (loss) from discontinued operation	0.01	—	0.14
Loss on spin-off of discontinued operation	(1.58)	—	—

Net earnings—basic	$0.23	$1.81	$1.19

Net earnings per share of common stock—diluted:
Continuing operations	$1.78	$1.79	$1.04
Earnings (loss) from discontinued operation	0.01	—	0.15
Loss on spin-off of discontinued operation	(1.57)	—	—
Net earnings—diluted	$0.22	$1.79	$1.19

The calculation of diluted earnings per share excluded 649, 919 and 1,672 stock options for the years ended March 31, 2006, 2005 and 2004, respectively, as these stock options were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 8: Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $13,197, $5,204 and $6,493 at March 31, 2006, 2005 and 2004, respectively.

All short-term investments at March 31, 2006, 2005 and 2004 were of an initial duration of less than three months and were recorded as cash equivalents. The recorded amount of these investments approximated fair value based on the short maturity of these instruments.

Note 9: Inventories

Inventories consisted of the following:

March 31	2006	2005

Raw materials	$39,779	$38,169

Work in process	29,435	34,234

Finished goods	21,013	77,378

Total inventories	$90,227	$149,781

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 10: Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2006	2005

Land	$25,023	$26,147

Buildings and improvements (10-40 years)	263,765	293,683

Machinery and equipment (3-12 years)	516,589	557,407

Office equipment (3-14 years)	80,135	85,944

Transportation equipment (3-7 years)	10,710	11,382

Construction in progress	44,097	32,378

	940,319	1,006,941

Less accumulated depreciation	472,719	510,761

Net property, plant and equipment	$467,600	$496,180

Depreciation expense totaled $65,757, $60,473 and $52,437 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

In fiscal 2006, certain property, plant and equipment included within the Other segment related to the Electronics Cooling Taiwan operation were deemed to be impaired and written down to fair value. As a result, an impairment charge of $3,557 was recorded as a component of cost of sales in the consolidated statement of operations for the current fiscal year. In fiscal 2007, the Company made a determination to close the Taiwan operation. Also see Note 26.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 10: Property, plant and equipment, continued

In fiscal 2005, impairment costs of $262 in the Original Equipment-Americas segment and $155 at Corporate were recorded. Cost of sales was impacted by $287 and selling, general and administrative expenses by $130 for these costs. In fiscal 2004, the Original Equipment-Americas segment recorded $1,445 of impairment costs in cost of sales.

In October 2003, the Company sold its LaPorte, Indiana facility and in February 2004 the Company sold its St. Paul, Minnesota facility. Gains on the sales were recorded in cost of sales in the consolidated statements of earnings and totaled $555 and $1,208, respectively.

Gains and losses related to the disposal of property, plant and equipment are recorded in cost of sales or selling, general, and administrative expenses depending on the nature of the assets disposed. Total gains (losses) related to the disposal of property, plant, and equipment were $(525), $(652) and $1,500 for fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Note 11: Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2006	2005

Net investment in affiliates:	Percent-owned

Radiadores Visconde, Ltda. (Brazil)	50%	$26,016	$19,206

Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	5,414	5,925

Constructions Mechaniques Mota, S.A. (France)	41%	7,675	8,041

Anhui Jianghaui Mando Climate Control Co. Ltd. (China)	50%	2,623	1,861

Total net investment in affiliates		$41,728	$35,033

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 11: Investment in affiliates, continued

At March 31, 2006 and 2005, the investment in Radiadores Visconde, Ltda. exceeded the Company's share of the underlying net assets by $7,311 and $5,996, respectively. The investment in Construction Mechaniques Mota, S.A. exceeded the Company's share of the underlying assets by $1,494 and $1,660, respectively. The fluctuations in these values were the result of exchange rate changes between the local currency and the U.S. dollar. The investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

Effective October 15, 2004, the Company acquired WiniaMando’s 50% equity interest in Anhui Jianghaui Mando Climate Control Co., Ltd. for the cash purchase price of $2,246. At March 31, 2006 and 2005, the Company’s share of the underlying assets exceeded the carrying value of the investment by $392 and $442, respectively. The excess, which relates to certain property, plant and equipment, will be amortized into income over the estimated remaining lives of the assets.

The results of operations for Radiadores Visconde, Ltda., Nikkei Heat Exchanger Company, Ltd. and Anhui Jianghaui Mando Climate Control Co. Ltd. are reported in the consolidated financial statements using a one-month reporting delay. Accordingly, fiscal 2005 includes four and one-half months of operating activity for Anjui Jianghaui Mando Climate Control Co. Ltd. which was acquired in mid-October 2004. Operating results for Construction Mechaniques Mota, S.A. are included using a three-month delay. Equity in earnings from non-consolidated affiliates is reported under other income—net on the consolidated statements of earnings. These earnings for fiscal years ended March 31, 2006, 2005 and 2004 were $4,222, $5,091 and $2,406, respectively.

Note 12: Acquisitions

Effective May 3, 2005, Modine acquired a 100% equity interest, by means of a stock purchase, in the privately held company Airedale International Air Conditioning Limited of Leeds, U.K. (“Airedale”) for $37,991, net of cash acquired. The acquisition was financed with cash generated through operations and borrowing on the Company’s revolving credit agreement. As part of the purchase agreement, $1,904 was placed in escrow for a period of two years to cover potential claims or adjustments that may arise.

The acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The excess of the purchase price, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired of $17,266 was recorded as goodwill, which is not deductible for income tax purposes. An intangible asset was recorded at the acquisition date for trademarks valued at $10,243. The trademarks are being amortized over fifteen years.

Founded in 1974 in Leeds and with calendar 2004 revenues of approximately $75,000, Airedale is a leading designer and manufacturer of specialty air conditioning systems sold in more than 50 countries. While the majority of its sales are in the United Kingdom, approximately 40 percent of Airedale’s 2004 revenues were principally to North America, continental Europe, South Africa and Asia.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 12: Acquisitions, continued

Airedale products are sold to installers, contractors and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals and food and beverage processing. Products include close control units for precise temperature and humidity control applications, chiller units and condensing units, comfort products, and equipment service and controls. Airedale has approximately 450 employees and production facilities in Leeds, U.K., which includes a product development lab and testing center; Bensalem, Pennsylvania; Johannesburg, South Africa; and Zhongshan, China, which opened in early 2005. The Bensalem, Pennsylvania plant was closed subsequent to the acquisition, and production was relocated to existing Modine U.S. plants.

Airedale is reported in the Commercial HVAC&R segment. For financial reporting purposes, the Airedale operations are included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries.

Effective March 1, 2005, Modine acquired, through a stock purchase, a 100% equity interest, in the heavy-duty original equipment business of Transpro, Inc. for $16,637. With annual sales of approximately $50,000, the Transpro heavy-duty OE business manufactures aluminum charge air coolers and copper/brass radiators for the heavy duty truck, military, motor home, specialty truck, bus and power generation industries. The acquisition has enhanced the Company’s relationship with a number of key existing customers as well as provided the Company with the opportunity to work with several new customers served by the business. The new business, which operates an approximately 150,000-square-foot plant in Jackson, Mississippi with 240 employees, became part of the Original Equipment-Americas reporting segment.

The Jackson acquisition was accounted for under the purchase method. Financial results reported for the Jackson facility in fiscal 2005 include one month of operational activity. The excess purchase price over the fair market value of the assets and liabilities acquired of $3,425 was recorded as goodwill, which is fully deductible for income tax purposes.

  Effective July 31, 2004, Modine acquired through its wholly-owned subsidiary Modine Korea, LLC, the South Korean assets of the Automotive Climate Control Division of WiniaMando Inc. (ACC). Modine Manufacturing Company, through stock purchases, completed the acquisition of the balance of ACC’s operations in China, a wholly owned subsidiary in Shanghai, China and a 50% interest in a joint venture in Hefei, China, effective September 3, 2004 and October 15, 2004, respectively, after receiving the necessary approvals from the Chinese government.

Headquartered near Seoul, South Korea, with manufacturing facilities in Asan City, the former ACC designs and manufacturers heating, ventilating and air conditioning (HVAC) systems for minivans, SUVs, commercial vehicles, trucks, buses and trains as well as other heat transfer components. With the ACC acquisitions, Modine added nearly 700 employees as well as a state-of-the-art wind tunnel, research center

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 12: Acquisitions, continued

and manufacturing plant in South Korea, a wholly-owned facility in Shanghai, China, as well as a 50 percent joint venture in Hefei, China.

With these significant investments in Asia, the Company believes it is better serving its customers from a global platform with a new base for further expansion and growth into the Asian markets. The acquisition also allowed the Company to diversify its existing customer base by adding one of the fastest growing car companies in the world, Hyundai/Kia.

The total purchase price of the assets and liabilities assumed in the Korean operation and the equity interests in the Chinese operations was $85,585. As part of the purchase agreement, $10,000 of the purchase price was placed in escrow to cover any potential claims or adjustments that may arise for a 21-month period from the date of the Korean closing. WiniaMando's obligations to Modine in the event of a breach are subject to certain limitations and exceptions as defined in the acquisition agreement. Effective February 2, 2006, Modine and WiniaMando entered into a Settlement Agreement under which the parties agreed to resolve a number of post-closing claims raised by Modine for $2,500. Approximately $800 of the settlement amount was recognized as income in other income—net in the consolidated statement of earnings for the year ended March 31, 2005, and the remaining settlement amount of $1,700 was recognized as income in other income—net for the year ended March 31, 2006. The parties have agreed to negotiate certain other claims raised by Modine limited to the amount remaining in the escrow, adjusted for movements in foreign currency exchange rates, of approximately $9,800.

The Korean and Chinese operations acquired in August and September, respectively were accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The purchase price of the South Korean assets acquired was less than the underlying fair value of the net assets by $1,354, and was allocated to property, plant and equipment. The excess of the purchase price related to the Shanghai acquisition, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired was recorded as goodwill. Goodwill recorded from the 100% equity interest in the Shanghai, China operation totaled $522, which is not deductible for income tax purposes.

The 50% equity interest in the Hefei, China joint venture, which closed in October, is being accounted for under the equity method. The purchase price of $2,246 was less than the underlying value of the net assets acquired by $460. The excess, which relates to certain property, plant and equipment, is being amortized into income, on a straight line basis, over the estimated remaining useful lives.

The wholly owned operations in Korea and China are included in the Original Equipment-Asia segment while the 50% equity interest in the Hefei joint venture is being reported in the "Other items not allocated to segments" similar to the Company's other equity investments in affiliates. For financial reporting purposes, the acquired operations and equity investment are included in the consolidated financial statements using a one-month delay similar to the Company's other foreign subsidiaries. Accordingly, the operational results reported for fiscal 2005 include only seven months of activity from

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 12: Acquisitions, continued

the South Korean manufacturing plant, six months of activity from the wholly owned Chinese manufacturing plant and four and one-half months from the joint venture company in China.

The following provides an allocation of the purchase price for each of the acquisitions, not accounted for under the equity method, that the Company made in fiscal 2006 and 2005.

	Airedale	Jackson, Mississippi	South Korea	Shanghai, China

Assets acquired:
Trade receivables	$14,595	$5,839	$44,927	$2,957
Inventories	5,242	5,766	9,830	3,269
Other current and noncurrent assets	1,971	731	5,933	162
Property, plant and equipment	5,609	9,450	66,384	209
Trademarks	10,243	—	—	—

Total assets	37,660	21,786	127,074	6,597

Liabilities assumed:
Accounts payable	6,815	7,105	39,234	2,331
Accrued compensation and
employee benefits	1,115	639	180	2
Accrued expenses and other current
liabilities	4,524	830	2,401	388
Other noncurrent liabilities	4,481	—	3,860	—

Total liabilities	16,935	8,574	45,675	2,721

Total debt assumed	—	—	2,458	—

Fair value of assets/equity acquired	20,725	13,212	78,941	3,876

Cash purchase price, net of cash
acquired	37,991	16,637	78,941	4,398

Recognized goodwill	$17,266	$3,425	—	$522

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 12: Acquisitions, continued

The following unaudited pro-forma financial information summarizes the estimated combined results of operations of the Company, Airedale, Jackson, Mississippi and the South Korean and Shanghai, China operations of ACC. Also included in the pro-forma financial information presented is the results of operations from the joint venture company in Hefei, China recorded using the equity method. The financial information presented assumes that each of the acquisitions had taken place on April 1, 2004. The unaudited pro-forma combined results of operations reflect adjustments to Airedale for revised depreciation and amortization expense based on fair market value of property, plant and equipment and trademarks, the removal of certain bonus and pre-acquisition costs and an adjustment for interest expense based upon the purchase price. For ACC, the adjustments include interest expense and income, revised depreciation based on the fair market value of the property, plant and equipment, removal of goodwill amortization not allowable under U.S. GAAP, and removal of one-time separation expenses paid to employees. For Jackson, Mississippi, the pro-forma adjustments include revised depreciation expense based on the fair market value of the property, plant and equipment, adjustments to fringe benefit costs and corporate overhead allocations and an adjustment to interest expense based upon the amount borrowed to finance acquisition.

	Twelve months ended March 31

(Unaudited)	2006	2005

Net sales	$1,640,823	$1,539,445

Net earnings from continuing operations	62,385	67,566

Net earnings per share from continuing operations (basic)	1.85	1.98

Net earnings per share from continuing operations (diluted)	1.83	1.96

The unaudited pro-forma financial information presented above is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisitions actually taken place on the date assumed above, and those results are not necessarily indicative of the results of future combined operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 13: Discontinued operations

On July 22, 2005, the Company completed the spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun-off business into Transpro.

Effective July 22, 2005, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 31, 2005, among Modine, Modine Aftermarket Holdings, Inc. and Transpro and as amended June 16, 2005, Modine Aftermarket Holdings, Inc. was merged with and into Transpro, with Transpro surviving the merger. For accounting purposes, Transpro is considered to be the acquirer of Modine Aftermarket Holdings, Inc. Upon effectiveness of the merger, Transpro changed its name to Proliance International, Inc. Modine shareholders retained their Modine common shares and, in the merger, received 0.23581 of a share of the common stock of the combined company in exchange for each share of Aftermarket Holdings, Inc. common stock issued to them in the distribution. Immediately following the merger, Modine shareholders owned approximately 52% of Proliance International’s common stock on a fully diluted basis and Transpro’s pre-merger shareholders owned the other 48%.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Aftermarket business, part of the former Distributed Products segment, should be presented as a discontinued operation in the consolidated financial statements. In fiscal 2006, the Company recorded, as a result of the spin-off transaction, a non-cash charge to earnings of $53,462. The amount of the non-cash charge was comprised of two components: $50,101 to reflect the difference between the value which Modine shareholders received in the new company of $51,319, a function of the stock price of Transpro at the closing, and the $101,420 in asset carrying value of Modine’s Aftermarket business; and $3,361 of foreign currency translation loss recognized at the date of the transaction.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 13: Discontinued operations, continued

The assets and liabilities of the Aftermarket business on July 22, 2005, the date of the spin off, and March 31, 2005 were as follows:

	July 22, 2005	March 31, 2005
Cash and cash equivalents	$6,300	$7,373
Trade receivables	33,652	27,513
Inventory	59,768	67,636
Other current assets	7,163	3,375
Property, plant and equipment	20,201	22,131
Other non-current assets	1,425	1,321
Assets of discontinued operations	$128,509	$129,349

Accounts payable	$15,051	$12,628
Other current liabilities	9,722	14,095
Other non-current liabilities	2,316	3,529
Liabilities of discontinued operations	$27,089	$30,252

The following results of the Aftermarket business have been presented as earnings/(loss) from discontinued operations in the accompanying consolidated statement of earnings:

	For the period April 1, 2005 - July 22, 2005	Fiscal year ending March 31, 2005	Fiscal year ending March 31, 2004

Net sales	$82,579	$205,599	$225,210
Cost of sales and other expenses	81,933	206,640	218,966
Earnings (loss) before income taxes	646	(1,041)	6,244
Income tax expense (benefit)	295	(1,017)	1,300
Earnings/(loss) from discontinued operations	$351	$(24)	$4,944

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 14: Restructuring, plant closures and other related costs

In the fourth quarter of fiscal 2006, Modine initiated an early retirement plan for salaried employees located at the Company’s Asan City, Korea facility. Effective March 31, 2006, 36 employees accepted the early retirement offer, and received early retirement benefits of approximately $2,500 under this plan. This amount was recorded as a component of selling, general and administrative expenses in the Original Equipment - Asia segment during fiscal 2006.

In the first quarter of fiscal 2005, Modine initiated a restructuring plan through its electronics cooling division (which is reported in the Other segment) to close its Guaymas, Mexico plant due to a shift in customer sourcing and over-capacity in its North American operations. The move, which consisted of transferring equipment and current operations to Lancaster, Pennsylvania and Hsinchu, Taiwan, was designed to reduce operating expenses, improve asset utilization and focus manufacturing operations closer to the electronics customers’ assembly facilities. The financial statement impact, which includes restructuring and other closure costs, was incurred and completed during fiscal 2005 and totaled $2,114. These expenses were reported in the line items restructuring charges totaling $1,031 and cost of sales totaling $1,083 in the consolidated statements of earnings for fiscal 2005. The restructuring costs included $281 of severance, due to a workforce reduction of 28 employees, and a negotiated buyout of $750 on a non-cancelable operating lease that was due to expire in April 2008. The closure costs reported within cost of sales of $1,083 consisted primarily of accelerated depreciation of certain assets that would no longer be utilized after the completion of the restructuring.

In the third quarter of fiscal 2002, Modine initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating a portion of its North American and European operations. The financial statement impact related to this plan concluded during fiscal 2004 and final adjustments increased income by $70.

At March 31, 2006, 2005 and 2004, all restructuring expenditures had been paid, and no amounts were recorded in the accrued restructuring liability at these fiscal year ends.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 15: Goodwill

Goodwill is assessed for impairment by the Company each year in its third fiscal quarter by applying a fair value based test. The results of the fiscal 2006, 2005 and 2004 impairment tests indicated that the fair value of each reporting unit exceeded its book value. Accordingly, no impairment charge was recorded in the periods presented.

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	OE- Americas	OE- Asia	OE- Europe	Commercial HVAC&R	Other	Total

Balance at March 31, 2004	$20,344	$—	$8,278	$1,599	$2,388	$32,609

Acquired	2,224	522	—	—	—	2,746

Fluctuations in foreign
currency	—	—	477	—	(14)	463

Balance at March 31, 2005	22,568	522	8,755	1,599	2,374	35,818

Acquired	1,201	—	—	17,266	—	18,467

Fluctuations in foreign
currency	—	—	(813)	(1,300)	84	(2,029)

Balance at March 31, 2006	$23,769	$522	$7,942	$17,565	$2,458	$52,256

The goodwill acquired in fiscal 2005 was comprised of $2,224 related to the acquisition of Jackson, Mississippi and $522 related to the acquisition of Modine China. The goodwill acquired in fiscal 2006 represents $1,201 related to final purchase accounting entries for the Jackson, Mississippi acquisition and $17,266 related to the acquisition of Airedale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 16: Other intangible assets

Other intangible assets were comprised of the following:

March 31	2006			2005
	Gross carrying value	Accumulated amortization	Net intangible assets	Gross carrying value	Accumulated mortization	Net intangible assets

Amortized intangible assets:

Patents and product technology	$3,951	($3,175)	$776	$3,951	($2,912)	$1,039
Trademarks	9,679	(552)	9,127	—	—	—
Non-compete agreements and
other intangibles	111	(111)	—	2,349	(2,293)	56

	13,741	(3,838)	9,903	6,300	(5,205)	1,095
Unamortized intangible assets:
Pension assets	2,832	—	2,832	2,581	—	2,581

Total intangible assets	$16,573	($3,838)	$12,735	$8,881	($5,205)	$3,676

The amortization expense for other intangible assets for the fiscal years ended March 31, 2006, 2005 and 2004 was $830, $262 and $263, respectively. The estimated amortization expense related to other intangible assets is expected to be as follows:

Years ending March 31

2007	$908	2010	$645

2008	903	2011 and beyond	6,546

2009	901

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 17: Indebtedness

Indebtedness was comprised of the following:

Type of issue	Interest rate percentage at March 31, 2006	Fiscal year of maturity	March 31
			2006	2005

Denominated in U.S. dollars:
Fixed rate __
Note	4.91	2016	$75,000	$—
Variable rate __
Note	5.30	2010	34,000	35,000

Revenue bonds	3.38	2008	3,000	3,000

Denominated in foreign currency:
Fixed rate __
Notes and other debt	3.00	2020	2,873	67,636
Variable rate __
Note	3.02	2010	36,958	—

			151,831	105,636

Less current portion			125	64,912

Total long-term debt			$151,706	$40,724

Certain of Modine’s financing agreements require it to maintain specific financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing. The most restrictive limitation is debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) below a 3.0 to 1.0 ratio. Modine was in compliance with all covenants at March 31, 2006.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. At March 31, 2006 and 2005, the carrying value of Modine's long-term debt approximated fair value, with the exception of the $75,000 fixed rate note, which has a fair value of approximately $70,500 at March 31, 2006.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 17: Indebtedness, continued

Long-term debt matures as follows:

Years ending March 31

2007	$125	2010	$71,146

2008	3,146	2011	210

2009	167	2012 and beyond	77,037

On September 29, 2005, the Company entered into a $75,000, 4.91% note through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay the outstanding debt to The Prudential Insurance Company of America and related interest maturing on September 29, 2005 totaling $61,559 and for other general corporate purposes. The notes mature on September 29, 2015 and contain customary restrictive covenants including certain restrictions on indebtedness, including that of guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio.

On December 20, 2005, the Company borrowed the aggregate principal amount of 71,000 euro under a Credit Agreement dated as of December 13, 2005 through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. This loan was secured by a guarantee from Modine Manufacturing Company, as parent, and by certain other subsidiaries of Modine.

The proceeds of the loan were used by Modine Holding GmbH to purchase a portion of the shares of Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe for Modine to avail itself of associated tax benefits and for general corporate purposes.

The aggregate commitment of 71,000 euro included 30,000 euro which was repaid on December 23, 2005 (the “Short Term Portion”) and 41,000 euro which must be repaid on or before September 30, 2009 (the “Long Term Portion”). The interest rate under the Credit Agreement was 0.55% over EURIBOR for the Short Term Portion and ranges from 0.55% to 1.25% over EURIBOR for the Long Term Portion. The Credit Agreement also contains customary restrictive financial covenants substantially the same as those described above.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 17: Indebtedness, continued

In October of 2004, Modine amended and restated its $150,000 multi-currency revolving credit facility that was due to expire in April 2005. The new facility extended the term for five years, expiring in October 2009, and increased the facility to $200,000, with a customary accordion feature that allows for an additional $75,000 of borrowing capacity. The terms of this credit facility contain various restrictive financial covenants relating to maximum debt-to-EBITDA and minimum interest coverage ratio. In addition, the credit facility contains limitations on investments, liens, dividends and other indebtedness. Borrowings under the credit facility bear interest at a rate of LIBOR plus a spread based on certain financial criteria, or the prime rate at Modine’s option. Financing fees are being amortized over the five-year life of the new revolving credit facility.

Modine also maintains credit agreements with foreign banks. The foreign unused lines of credit at March 31, 2006 were approximately $28,392. Domestic unused lines of credit at March 31, 2006, were $166,000. At March 31, 2006, a short-term bank borrowing balance of $5,983 was outstanding related to short-term foreign bank overdrafts.

Interest expense charged to earnings was as follows:

Years ended March 31	2006	2005	2004

Gross interest cost	$7,746	$6,477	$5,306

Capitalized interest on major construction
projects	(499)	(148)	(282)

Interest expense	$7,247	$6,329	$5,024

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 18: Financial instruments/concentrations of credit risk

The Company invests excess cash in investment quality, short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. In fiscal 2006 and 2005, no single customer accounted for 10% or more of total Company sales. In fiscal 2004, DaimlerChrysler accounted for 11.3% of total Company sales. No other customer accounted for more than 10% of total Company revenue in fiscal year 2004. Sales to the Company’s top 10 customers were approximately 60%, 55% and 55% of total annual sales in fiscal 2006, 2005, and 2004, respectively. At March 31, 2006, 2005 and 2004, approximately 58%, 57% and 54%, respectively, of the Company's trade accounts receivables were from the Company's top 10 individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs for the periods presented have been below 1% of outstanding trade receivable balances at respective year-ends.

In addition to the external borrowing, the Company has certain foreign-denominated long-term intercompany loans that are sensitive to foreign exchange rates. At March 31, 2006, the Company had a 33,700,000 won ($34,675 U.S. equivalent), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income—net in the consolidated statement of earnings and acts to offset any currency movement outside of the collar on the outstanding loan receivable. This derivative instrument expires on August 29, 2006. During fiscal 2006, Modine Korea, LLC paid 9,400,000 won on this intercompany loan and the Company correspondingly adjusted the zero cost collar to reflect these payments. See also Note 19 for further discussion of foreign exchange contracts/derivatives/hedges.

Prior to December 15, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH, had a 11,100 euro ($14,700 U.S. equivalent) on-demand loan from its wholly owned subsidiary, Modine Hungaria Kft. On December 15, 2005, this loan was paid in full. For the years ended March 31, 2006 and 2005, the Company recorded in other income—net translation gains/(losses) of $598 and ($925), respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 19: Foreign exchange contracts/derivatives/hedges

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. Leveraged derivatives are prohibited by Company policy.

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk. Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated transactions. Generally, these contracts have terms of 90 or fewer days. The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings. Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.

As of March 31, 2006 and 2005, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed at further length in Note 18. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments. See also Note 17.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of March 31, 2006, there were no outstanding euro-denominated borrowings on the parent company’s balance sheet. For the years ended March 31, 2006 and 2005, $4,608 in net gains and $3,293 in net losses, respectively, related to the foreign-currency-denominated debt agreements were recorded in the cumulative translation adjustment offsetting a portion of the translation gains and losses recognized on the net assets of the foreign subsidiaries and joint ventures.

On September 19, 2005, the Company entered into a forward exchange contract to purchase 30,000 euro in anticipation of the 50,000 euro note which matured on September 29, 2005. This derivative contract was entered into to mitigate expected cash flow losses as the result of a strengthening euro against the dollar. A foreign exchange loss of $444 was recorded in fiscal 2006 in other income—net in the consolidated statement of earnings upon maturity of the 50,000 euro note and settlement of the derivative contract.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 19: Foreign exchange contracts/derivatives/hedges, continued

Interest rate derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate. The contract was settled on September 1, 2005 with a loss of $1,794. The loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the ten-year life of the private placement borrowing. At March 31, 2006, $1,705 of this loss remained deferred in accumulated other comprehensive income (loss), net of income taxes of $663.

Note 20: Product warranties, guarantees and other commitments

Product warranties: Modine provides product warranties for its assorted product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Warranty expense estimates are forecasted based on the best information available using analytical and statistical analysis of both historical and current claim data. These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.

Changes in the warranty liability were as follows:

Years ended March 31	2006	2005

Balances at beginning of year	$17,831	$20,916
Acquisitions	500	3,377
Accruals for warranties issued in current year	8,171	13,118
Reversals related to pre-existing warranties	(3,905)	(5,193)
Settlements made	(8,288)	(15,106)
Spin-off of Aftermarket business	(2,947)	—
Effect of foreign exchange rate changes	(469)	719

Balances at end of year	$10,893	$17,831

The decrease in pre-existing warranty accruals in fiscal 2006 and 2005 reflects the expiration of warranty periods for specific programs, lower than expected claims on specific customer programs, and the normalization of warranty accruals for new product introductions in the prior years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 20: Product warranties, guarantees and other commitments, continued

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnifications at March 31, 2006 is not material.

Commitments: At March 31, 2006, the Company had capital expenditure commitments of $35,353. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America and for the SAP ERP systems project in North America. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities. In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 21: Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2004, 2005 and 2006:

	Common stock		Treasury stock at cost

	Shares	Amount	Shares	Amount

Balance at March 31, 2003	34,045	$21,278	(272)	$(7,044)

Purchase of treasury stock	—	—	(10)	(269)

Stock options and awards
including related tax benefits	321	200	(7)	(179)

Balance at March 31, 2004	34,366	21,478	(289)	(7,492)

Purchase of treasury stock	—	—	(51)	(1,591)

Stock options and awards
including related tax benefits	505	316	—	—

Balance at March 31, 2005	34,871	21,794	(340)	(9,083)

Purchase of treasury stock	—	—	(64)	(2,129)

Stock repurchase programs	(2,440)	(1,525)	—	—

Stock options and awards
including related tax benefits	779	487	—	—

Balance at March 31, 2006	33,210	$20,756	(404)	$(11,212)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 21: Common and treasury stock, continued

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. This program was completed in January of 2006 with a total of 2,070 shares repurchased at an average cost of $33.90 per share, or a total of $70,180. The second program, which was announced on January 26, 2006, authorized the repurchase of up to an additional ten percent of the Company’s outstanding common shares over the next 18 months. This program is incremental to the five percent share repurchase authorized in the first program. As of March 31, 2006, the repurchase of 370 shares had been completed under this second program at an average cost of $28.25 per share, or a total of $10,454. Under each program, the repurchases were and will continue to be made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring any shares acquired pursuant to the program, and the retired shares will be returned to the status of authorized but un-issued shares.

Note 22: Accumulated other comprehensive income (loss)

Comprehensive income (loss) includes net earnings, foreign currency translation adjustments, adjustments to minimum pension liability, net of tax and a loss on the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholder’s equity. The Company’s total comprehensive income (loss) was ($14,333) and $83,679 for fiscal 2006 and 2005, respectively.

The components of accumulated other comprehensive income (loss) at year end were as follows:

March 31	2006	2005

Unrealized foreign currency translation adjustments	$20,722	$39,831

Net loss on derivative instrument designated as	(1,042)	—
cash flow hedge, net of tax

Minimum pension liability adjustments, net of tax	(9,663)	(7,840)

Accumulated other comprehensive income	$10,017	$31,991

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 22: Accumulated other comprehensive income (loss), continued

The loss on the derivative instrument relates to the interest rate lock entered into during fiscal 2006. The settlement of this derivative contract resulted in a loss on derivative instrument, net of tax, of $1,131 initially recorded as a component of accumulated other comprehensive income. Of this deferred loss, $89 was amortized to interest expense during fiscal 2006.

Note 23: Stock purchase, option and award plans

Stock purchase plans: The employee stock ownership plan (ESOP) was closed to additional contributions in 1998, but continues to earn dividends, which may be received in cash, or reinvested in Modine stock. Employees can diversify up to 100% of their stock held in the ESOP and transfer this portion to the 401(k) plan investments.

Stock option and award plans: In July of 1994, Modine shareholders approved plans providing for the granting of options to officers, other key employees and to non-employee directors to purchase common stock of Modine. In July of 1999, shareholders reapproved the 1994 plan. In July of 2000, the 1994 plan for non-employee directors was terminated and replaced with a new plan approved by the Board of Directors. This action was taken, in conjunction with a simultaneous decision to freeze the Directors Emeritus Retirement Plan effective July 1, 2000, with no further benefits accruing under that plan. In April of 2001, 294 shares of Modine common stock were allocated to cover the outstanding Thermacore options which were converted to Modine stock options as part of the business combination accounted for as a pooling of interests. Compensation expense was not recognized at this time as the aggregate intrinsic value of the Modine options immediately after the exchange was no greater than the intrinsic value of the Thermacore options immediately before the exchange. Additionally, the ratio of the exercise price per option to the market value per share was not reduced.

In July 2002, Modine shareholders approved a new incentive compensation plan providing for the granting of stock based compensation to officers and other key employees. In July of 2005, shareholders approved the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors which gave discretion to the Board or a committee of the Board to grant stock awards to non-employee directors. Stock options granted under the Thermacore 1995 and 1997 incentive plans, which vest at 25% after the first year, are either non-qualified or incentive stock options and, in most cases, carry a price equal to the market price at the date of grant. Stock options granted under the 1994 and 2002 Modine plans, which vest immediately or when the employee reaches one year of continuous service, are either non-qualified or incentive stock options, and carry an exercise price equal to the market price on the date of the grant. Both incentive stock options and non-qualified stock options terminate 10 years after the date of grant. Stock options granted under the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, vest based upon a determination made by the Officer Nomination and Compensation Committee of the Board of Directors and carry an exercise price equal to the market price on the date of the grant. These non-qualified options terminate 10 years after the date of grant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 23: Stock purchase, option and award plans, continued

The 1994 and the 2002 Incentive Stock Plans and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, also provide for the granting of stock awards. Restricted stock awards were granted for 272, 101 and 103 shares in fiscal 2006, 2005 and 2004, respectively. The weighted average fair values of restricted stock awards as of the grant dates for fiscal 2006, 2005 and 2004 were $28.72, $30.21 and $24.75, respectively. Shares are awarded at no cost to the employee or non-employee director. Shares awarded to employees are placed in escrow, in most cases, until certain employment restrictions lapse. Shares awarded to non-employee directors are subject to restrictions as determined by Officer Nomination and Compensation Committee of the Board of Directors. The amortization period for the value of restricted shares awarded ranges from zero to six years. In addition, under the officers and key executives long-term incentive compensation program, the performance stock award element of the program was modified for the fiscal year ended March 31, 2006 to base issuance of stock awards at the end of a three year performance period. Based upon management estimates in March 2006 of current and projected data, the Company estimated that 41 shares of common stock would be granted and vest immediately at the end of the three year performance period. The amounts charged to operations using straight-line amortization under the incentive plans in fiscal 2006, 2005 and 2004 were $3,905, $1,856 and $1,764, respectively.

Following is a summary of incentive and non-qualified stock option activity under the plans for the fiscal years ended March 31, 2004, 2005 and 2006:

	Shares (in thousands)	Weighted-average exercise price per share

Outstanding at March 31, 2003	2,927	$25.44

Granted	425	27.75

Exercised	(218)	17.02

Forfeitures	(252)	29.30

Outstanding at March 31, 2004	2,882	26.08

Granted	351	31.47

Exercised	(404)	24.70

Forfeitures	(29)	29.13

Outstanding at March 31, 2005	2,800	26.93

Granted	329	25.82

Exercised	(506)	24.71

Forfeitures	(58)	32.16

Outstanding at March 31, 2006	2,565	$27.10

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 23: Stock purchase, option and award plans, continued

Stock options outstanding and exercisable as of March 31, 2006:

Range of exercise prices	Shares Outstanding	Weighted-average years of remaining life	Weighted-average exercise price per outstanding share	Shares exercisable	Weighted-average exercise price per exercisable share
$4.93 - 14.99	24	3.38	$9.85	24	$9.85
15.00 - 24.99	764	5.91	21.21	764	21.21
25.00 - 34.99	1,777	5.84	29.87	1,726	29.86
$4.93 - 34.99	2,565	5.84	$27.10	2,514	$27.04

An additional 1,602 shares were available for the granting of additional stock options or awards at March 31, 2006.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information

Modine’s product lines consist of heat-transfer components and systems. Modine serves the vehicular, industrial, commercial, and building-HVAC original-equipment markets and the electronics cooling markets. During fiscal 2006, Modine expanded its operating segments principally as a result of the spin-off of the Aftermarket business and the elimination of the former Distributed Products segment. Following the spin-off, Modine has nine operating segments that have been aggregated into five reportable segments. The new reportable segment structure is as follows:

Original Equipment-Americas: Comprised of automotive, truck and heavy-duty original equipment markets in North America.

Original Equipment-Asia: Comprised of automotive, truck and heavy-duty original equipment markets in South Korea and China.

Original Equipment-Europe: Comprised of automotive, truck and heavy-duty original equipment markets in Europe.

Commercial HVAC&R: Comprised of commercial heating, ventilating, air conditioning and refrigeration throughout the world.

Other: Comprised of the Electronics Cooling business and Fuel Cell business.

Each Modine segment is managed at the group vice-president level and has separate financial results reviewed by its chief operating decision makers. These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among the Company's various businesses. Modine evaluates segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses. The significant accounting policies of the segments are the same as those of Modine as a whole.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information, continued

The following tables have been restated to present the segments’ operating results and asset information under the new segment structure. In addition, the segment data is presented on a continuing operations basis, except where noted. Following is the summary of net sales and earnings from continuing operations before income taxes by segment:

Years ended March 31	2006	2005	2004

Sales:

Original Equipment-Americas	$681,954	$590,028	$459,459

Original Equipment-Asia	206,885	116,431	—

Original Equipment-Europe	539,141	495,581	389,091

Commercial HVAC&R	171,479	102,808	88,738

Other	34,845	37,635	40,176

Segment sales	1,634,304	1,342,483	977,464

Corporate and administrative	3,358	3,829	5,874

Eliminations	(8,762)	(3,896)	(2,663)

Sales from continuing operations	$1,628,900	$1,342,416	$980,675

Operating earnings /(loss):

Original Equipment-Americas	$82,601	$84,009	$60,944

Original Equipment-Asia	(924)	1,936	—

Original Equipment-Europe	71,767	61,923	44,995

Commercial HVAC&R	15,131	13,382	11,143

Other	(15,200)	(11,301)	(12,979)

Segment earnings	153,375	149,949	104,103

Corporate & administrative	(64,948)	(54,670)	(46,866)

Eliminations	141	139	150

Other items not allocated to segments	1,972	2,499	80

Earnings from continuing operations
before income taxes	$90,540	$97,917	$57,467

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information, continued

Inter-segment sales are accounted for based on an established markup over production costs. Sales eliminations represent the elimination of inter-segment sales. Operating loss for corporate and administrative includes certain research and development costs, legal, finance and other general corporate expenses. It also includes a percentage of the central services costs not directly attributable to a reportable segment. Other items not allocated to segments primarily include interest expense, interest income, transaction gains/losses and equity in the earnings of affiliates.

Following is a summary of assets by segment:

March 31	2006	2005

Assets:
Original Equipment-Americas	$259,438	$253,387

Original Equipment-Asia	155,596	151,721

Original Equipment-Europe	335,508	366,144

Commercial HVAC&R	94,108	39,048

Other	21,752	26,866

Corporate and administrative	194,271	194,368

Eliminations	(8,578)	(9,477)

Discontinued operations	—	130,098

Total assets	$1,052,095	$1,152,155

Assets: Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates, intangibles, prepaid pensions and significant long-lived assets. Eliminations consist primarily of trade and other receivables and property, plant and equipment.

In fiscal 2006, the strengthening of the U.S. dollar against the euro decreased the value of assets reported in the Original Equipment-Europe segment, from the year before, by approximately 10.0%. Additionally, in fiscal 2006 the value of the South Korean won strengthened and increased the value of assets reported in the Original Equipment-Asia segment by approximately 3.5% against the U.S. dollar.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information, continued

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2006	2005	2004

Capital expenditures:
Original Equipment-Americas	$19,945	$18,654	$27,105

Original Equipment-Asia	5,504	2,916	—

Original Equipment-Europe	28,063	33,989	46,303

Commercial HVAC&R	3,946	3,959	1,730

Other	3,486	3,709	2,140

Corporate and administrative	18,341	3,100	(6,102)

Capital expenditures-continuing operations	79,285	66,327	71,176

Capital expenditures-discontinued operations	585	2,240	1,358

Total capital expenditures	$79,870	$68,567	$72,534

March 31	2006	2005	2004

Depreciation and amortization expense:
Original Equipment-Americas	$22,628	$20,797	$18,766

Original Equipment-Asia	6,370	3,623	—

Original Equipment-Europe	23,249	20,732	17,598

Commercial HVAC&R	3,831	2,146	2,080

Other	1,901	3,922	4,569

Corporate and administrative	8,722	9,918	9,822

Eliminations	(114)	(133)	(135)

Depreciation and amortization expense-
continuing operations	66,587	61,005	52,700

Depreciation and amortization expense-
discontinued operations	1,594	5,171	5,512

Total depreciation and amortization expense	$68,181	$66,176	$58,212

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information, continued

Capital expenditures: The Company reports its segment data, including information with respect to capital expenditures, in the same manner as such information is presented to the chief operating decision maker. In the majority of cases, capital projects in North America are coordinated through engineering staff located at the corporate facilities in Racine, Wisconsin

Geographic data: Following is a summary of net sales by geographical area:

Years ended March 31	2006	2005	2004

Net sales by country:
United States	$831,324	$717,925	$586,193

Germany	379,074	336,554	264,637

South Korea	202,640	114,755	221

Other	215,862	173,182	129,624

Total net sales	$1,628,900	$1,342,416	$980,675

Sales: Net sales are attributed to countries based on the location of the selling unit.

Following is a summary of long-lived assets by geographical area:

Years ended March 31	2006	2005

Long-lived assets:
United States	$309,412	$303,602

Germany	161,487	183,060

South Korea	77,888	76,338

Other	91,259	80,138

Eliminations	(146)	(313)

Total long-lived assets	$639,900	$642,825

Long-lived assets: Long-lived assets are primarily property, plant and equipment, but also include investments, goodwill and other intangible assets, pension assets and other noncurrent assets. Eliminations are primarily intercompany sales of property, plant and equipment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 24: Segment and geographic information, continued

Product Sales: Following is a summary of net sales by product type:

Years Ended March 31	2006	2005	2004

Modules/packages	$450,710	$416,931	$326,546

Oil coolers	223,329	225,060	178,652

Vehicular air conditioning	226,689	140,663	39,146

Charge-air coolers	206,034	160,183	112,938

Radiators	172,693	118,154	106,084

EGR coolers	147,953	134,977	67,257

Building HVAC	141,144	79,599	71,047

Electronics	33,278	35,594	37,053

Other	27,070	31,255	41,952

Total net sales	$1,628,900	$1,342,416	$980,675

Note 25: Contingencies and litigation

Environmental: The United States Environmental Protection Agency (USEPA) has currently designated the Company as a potentially responsible party (PRP) for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois) and Dixie Barrel and Drum (Tennessee). The Company’s potential liability at these four sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid a nominal amount for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the USEPA concerning the Alburn Incinerator Inc./Lake Calumet Cluster site. The USEPA requested Modine's participation as a PRP for the performance of additional activities that the USEPA has determined, or will determine, are required to restore the Alburn Incinerator Inc./Lake Calumet Cluster site. In April 2004 and July 2004, Modine

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 25: Contingencies and litigation, continued

signed participation agreements with other PRPs to perform site investigations, collect pertinent site data and develop a remedial work plan. In February 2005, the USEPA accepted the PRP Group’s Good Faith Offer demonstrating the Group’s qualifications and willingness to negotiate with the USEPA to conduct or finance the Remedial Investigation/Feasibility Study at the site.

In October 2004, Modine received a Request for Information from the USEPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. The USEPA requested information pertaining to Modine’s alleged contributions to this site and for any information Modine may possess relating to the site’s activities. In October 2004, Modine responded to the USEPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine’s Clinton, Tennessee location. Modine however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimated. Costs anticipated for the settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs as of March 31, 2006 and 2005. As of March 31, 2004, the Company had accrued $119 in accrued expenses and other current liabilities to cover cleanup activities relating to a previously listed PRP site, which was paid in May of 2004.

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, but will now require investigative and/or remedial work to ensure sufficient environmental protection. These accruals totaled $1,102, $1,204 and $1,199 at March 31, 2006, 2005 and 2004, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities. On October 10, 2003, the Company completed the sale of its LaPorte, Indiana manufacturing facility, which ceased operations in fiscal 2003. As part of the sale, the Company agreed to perform certain environmental cleanup and monitoring activities and to enter Indiana's Voluntary Remediation Program. The Company is proceeding with the activities and had an accrual balance of $93 as of March 31, 2006, which is included in the $1,102 mentioned above. The environmental accruals established by the Company do not reflect any possible insurance recoveries.

Employee agreements: The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control. In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments, which would be required under the employment contracts, are estimated

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 25: Contingencies and litigation, continued

to be between approximately a minimum of $5,682 and $11,812 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

Other litigation: In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial HVAC&R division, notified the Company of a tax assessment of 10,193 pesos (approximately $913) based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved. The Company filed a Motion for Reclassification with the Local Office of Legal Affairs in Nuevo Laredo which was rejected on January 19, 2004. The Company has filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico. The Company believes it has strong reasonable arguments to mount a good defense and obtain a favorable result before the Federal Tax Court. The Company has accrued $183 which includes an estimate of the tariffs the Company believes it may eventually owe upon settlement of the case and legal costs.

With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in the third calendar quarter of 2006. As a result of this ruling, Modine accrued 440 euro for the potential exposure related to this ruling.

In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. A decision by the Court is expected within four weeks of the hearing date. Should the Court find in Modine’s favor, and invalidate the patent, Behr, unless successful in an appeal, would no longer be able to pursue infringement based on the decision of the Mannheim Court.

On April 7, 2006, Modine filed a patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin, claiming infringement by Behr America Inc. and Behr Heat Transfer Systems

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 25: Contingencies and litigation, continued

Inc. of a Modine United States patent, 5,228,512, covering, among other things, a charge air cooler and a method for making the same.

Modine intends to vigorously prosecute the Milwaukee infringement action, defend the Mannheim infringement action and pursue the Munich nullity action and, in the event of any adverse determination, appeal to a higher court.

With a brief dated July 23, 2004, Behr GmbH & Co. KG sued Modine Manufacturing Company in the District Court in Duesseldorf, Federal Republic of Germany, alleging a claim based on Modine bringing a patent infringement suit in bad faith and thereby causing Behr damages in the year 2000. The lawsuit seeks compensatory damages as the result of Behr having to re-design certain of its PF-style condensers to avoid the Modine patent, and recovery of its legal costs as provided by German law. Modine has responded to the complaint and we believe the Behr allegations are without merit. The oral hearing was held in the Duesseldorf Court on August 16, 2005. The Duesseldorf Court found in Modine’s favor on September 8, 2005. Behr did not appeal the decision and its appeal rights have expired.

The Company, along with Rohm & Haas Company, Morton International, and Huntsman Corp. is named as a defendant in six (6) separate personal injury actions that were very recently filed in the Philadelphia Court of Common Pleas (“PCCP”), the Pennsylvania state court in Philadelphia, and in a class action matter that was also very recently filed in the United States District Court, Eastern District of Pennsylvania.  The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel has threatened to file further personal injury cases.

The Company is in the earliest of stages with respect to investigation and discovery, with responsive pleadings to be filed toward the end of the first quarter of fiscal 2007.  Initial discovery prepared by plaintiffs' counsel is focused on co-defendants who manufactured specialty and commodity chemicals.  The Company intends to aggressively defend these cases. As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine. Modine is also subject to other liabilities such as product warranty claims, employee benefits and various taxes that arise in the ordinary course of its business. Many of the

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 25: Contingencies and litigation, continued

pending damage and, to a lesser degree, warranty claims are covered by insurance and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed above, are uncertain, Modine does not expect that any additional liabilities that may result from these matters is reasonably likely to have a material effect on Modine’s liquidity, financial condition or results of operations.

Note 26: Subsequent events

On May 8, 2006, the Company purchased the remaining 50 percent of Radiadores Visconde, its Brazilian joint venture, which it did not already own. The purchase price was $17,000, less cash acquired of $3,400, and included an agreement to pay an additional $4,000 based on certain future performance goals. Radiadores Visconde was established in 1963 and is based in Sao Paulo, Brazil. It provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout Brazil. It manufactures a wide array of modules and heat exchangers for original equipment manufacturers including radiators, charge air coolers, and oil coolers.

On May 22, 2006, the Company announced the closure of its Taiwan facility within the electronics cooling portion of the Other segment. The Taiwan facility manufactures heat pipes for the personal computer and laptop markets. Approximately 200 employees will be affected by the closing, which is anticipated to be completed by August 31, 2006. In conjunction with the closure, the Company anticipates it will recognize a pre-tax charge of approximately $4,000 in fiscal 2007 related to severance, lease termination, and other closure costs, of which $2,000 represents anticipated cash payments.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 27: Quarterly financial data (unaudited)

Quarterly financial data is summarized below for the fiscal years ended March 31, 2006 and 2005:

Fiscal 2006 quarters ended	June	Sept.	Dec.	March

Net sales	$396,838	$404,152	$411,030	$416,880

Gross profit	80,272	79,786	80,212	69,336

Earnings from continuing operations (a) (b) (c) (d)	20,698	14,322	13,075	12,657

Net earnings per share of
common stock from continuing operations:

Basic	$0.60	$0.42	$0.39	$0.39

Diluted	0.60	0.41	0.38	0.38

Fiscal 2005 quarters ended	June	Sept.	Dec.	March

Net sales	$291,229	$306,717	$375,032	$369,438

Gross profit	62,353	63,793	80,981	72,713

Earnings from continuing operations (e)	12,512	13,920	21,343	13,911

Net earnings per share of
common stock from continuing operations:

Basic	$0.37	$0.41	$0.63	$0.41

Diluted	0.37	0.40	0.62	0.40

(a)	The 3rd quarter of fiscal 2006 includes an income tax expense of $2,010 related to the December 2005 repatriation of $84,844 pursuant to the Jobs Creation Act.
(b)	The 4th quarter of fiscal 2006 includes a $3,557 impairment charge included within the other segment.
(c)	The 4th quarter of fiscal 2006 includes an income tax benefit of $4,376 for research and development tax credits.
(d)	The 4th quarter of fiscal 2006 includes a charge of approximately $2,500 related to an early retirement program entered into in our Original Equipment-Asia segment.
(e)
The 1st quarter of fiscal 2005 includes $1,983 ($1,288 after-tax) in restructuring and other closure costs related to the closure of the Company’s facility in Guaymas, Mexico which was part of the Electronics Cooling Group.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

We have completed integrated audits of Modine Manufacturing Company’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related statements of consolidated earnings, cash flows and shareholder's equity and comprehensive income (loss) present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Airedale International Air Conditioning Limited of Leeds, U.K. ("Airedale") from its assessment of internal control over financial reporting as of March 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Airedale from our audit of internal control over financial reporting. Airedale is a wholly-owned subsidiary whose total assets and net sales represent 4.6 percent and 3.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
June 14, 2006

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements on accounting or financial disclosures between the Company and its accountants during fiscal 2006.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective as of March 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006. The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment management concluded that, as of March 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded the Airedale business from its assessment of internal control over financial reporting as of March 31, 2006 because it was acquired by the Company in a purchase business combination during fiscal 2006. This wholly-owned subsidiary has total assets and net sales which represent 4.6 percent and 3.5 percent, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, and the effectiveness of internal control over financial reporting as of March 31, 2006 as stated in their report appearing on pages 126-127 of Item 8 of this report, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006, there was no change in Modine’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Election of Directors" (pages 7-9) is incorporated herein by reference.

Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" (page 34) is incorporated herein by reference.

Code of Ethics. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Code of Ethics" (page 14) is incorporated herein by reference. The Company's Code of Ethics is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters. The Board of Directors has approved charters for the Board’s Audit Committee, Officer Nomination & Compensation Committee, Pension Committee and Corporate Governance and Nominating Committee.

Audit Committee Financial Expert. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Roles of the Board's Committees: Audit Committee" (page 10) is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders  under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” (page 10) are incorporated herein by reference.

Guideline on Corporate Governance. The Board of Directors has adopted the Guideline on Corporate Governance. The Company’s Guideline on Corporate Governance is included on its website at www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption "Shareholder Nominations and Recommendations of Director Candidates" (page 12) is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders dated under the captions "Executive Compensation " (pages 24-31), "Compensation of Directors" (pages 12-14), "Report of the Officers Nomination and Compensation Committee" (pages 16-24), and "Compensation Committee Interlocks and Insider Participation" (page 24) are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership on pages 4-6 under the heading “Security Ownership of Certain Beneficial Owners and Management,” and pages 31-32 under the heading, “Equity Compensation Plan Information,” in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company incorporates by reference the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders on page 31 under the heading "Certain Relationships and Related Transactions."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company incorporates by reference the information contained in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders on pages 33-34 under the heading " Independent Auditors’ Fees for Fiscal 2006 and 2005."

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Earnings for the years ended March 31, 2006, 2005 and 2004	61
Consolidated Balance Sheets at March 31, 2006 and 2005	62
Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004	63
Consolidated Statements of Shareholders' Equity and Comprehensive Income(loss) for the years ended March 31, 2006, 2005 and 2004	64
Notes to Consolidated Financial Statements 30 - 46	65-125
Report of Independent Registered Public Accounting Firm 46	126-127

2. Financial Statement Schedules.

The following report and financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Report of Independent Registered Public Accounting Firm	134
Schedule II -- Valuation and Qualifying Accounts	135

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	136-140

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2006	Modine Manufacturing Company By: /s/David B. Rayburn David B. Rayburn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David B. Rayburn David B. Rayburn, President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2006

/s/Bradley C. Richardson Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	June 14, 2006

/s/Dean R. Zakos Dean R. Zakos, Vice President, General Counsel and Secretary	June 14, 2006

/s/Richard J. Doyle Richard J. Doyle, Director	June 14, 2006

/s/Frank P. Incropera Frank P. Incropera, Director	June 14, 2006

/s/Frank W. Jones Frank W. Jones, Director	June 14, 2006

/s/Dennis J. Kuester Dennis J. Kuester, Director	June 14, 2006

/s/Vincent L. Martin Vincent L. Martin, Director	June 14, 2006

/s/Gary L. Neale Gary L. Neale, Director	June 14, 2006

/s/Marsha C. Williams Marsha C. Williams, Director	June 14, 2006

Michael T. Yonker, Director

Report of Independent Registered Public Accounting Firm on
                                                           Financial Statement Schedule

To the Shareholders and Board of Directors
of Modine Manufacturing Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 14, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Airedale International Air Conditioning Limited of Leeds, U.K. ("Airedale") from its assessment of internal control over financial reporting as of March 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Airedale from our audit of internal control over financial reporting. Airedale is a wholly-owned subsidiary whose total assets and net sales represent 4.6 percent and 3.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2006.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
June 14, 2006

 MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2006, 2005 and 2004
($ In Thousands)

Col. A	Col. B	Col. C			Col. D			Col. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts			Deductions		Balance at End of Period

2006: Allowance for Doubtful Accounts	$3,213	($253)	($395)(B	)		$1,054(A	)	$1,511

Valuation Allowance for Deferred Tax Assets	$3,871	($462)	($106)(B	)	$	---		$3,303

2005: Allowance for Doubtful Accounts	$3,505	$1,695	$78(B	)		$2,065(A	)	$3,213

Valuation Allowance for Deferred Tax Assets	$3,132	$568	$171(B	)	$	---		$3,871

2004: Allowance for Doubtful Accounts	$2,687	$1,681	$215(B	)		$1,078(A	)	$3,505

Valuation Allowance for Deferred Tax Assets	$1,495	$1,457	$180(B	)	$	---		$3,132

Notes:
(A) Bad debts charged off during the year.
(B) Translation and other adjustments.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2006 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2.1	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 30, 2004.

2.2	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2.3	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro. Inc.	Exhibit 2.2 to Jan. 31, 2005 8-K.

2.4	Share Purchase Agreement between the shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.	Exhibit 2(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”).

2.5	Amendment to Agreement and Plan of Merger, dated as of June 16, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 16, 2005.

3.1	Amended and Restated Articles of Incorporation.	Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 26, 2005.

3.2	By-Laws.	Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated July 20, 2005.

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
4.1	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4.2	Amended and Restated Articles of Incorporation.	See Exhibit 3.1 hereto.

4.3**	Amended and Restated Bank One Credit Agreement dated October 27, 2004.	Exhibit 4(c) to Registrant’s Form 10-Q for the quarter ended September 26, 2004.

4.4
Note Purchase Agreement, dated as of September 29, 2005, among the Registrant and the Purchasers for the issuance and sale by the Registrant of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005.

4.5
Credit Agreement, dated as of December 13, 2005, among Modine Holding GmbH as Borrower, the Registrant as Parent and a Guarantor, certain subsidiaries of the Registrant, as Guarantors, J.P. Morgan Europe Limited, as Agent, J.P. Morgan plc as Lead Arranger and the following financial institutions: J.P. Morgan Europe Limited and SunTrust Bank, in the aggregate principal amount of €71,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 19, 2005.

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Employment Agreement between the Registrant and David B. Rayburn.	Exhibit 10(c) to Registrant's Form 10-K for the fiscal year ended March 31, 2001 ("2001 10-K").

10.3*	Employment Agreement between the Registrant and Bradley C. Richardson dated May 12, 2003.***

10.4*	Employment Agreement between the Registrant and Anthony C. De Vuono dated May 16, 2001. ***

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
10.5*	Change in Control and Termination Agreement between the Registrant and David B. Rayburn.	Exhibit 10(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“2004 10-K”).

10.6*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than David B. Rayburn.	Exhibit 10(f) to 2004 10-K.

10.7*	Form of Executive Employment Agreement between the Registrant and Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 31, 2005.

10.8*	Employment Agreement, dated April 20, 2006, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10 to Registrant’s Current Report on Form 8-K dated April 20, 2006.

10.9*	1985 Incentive Stock Plan (as amended).	Exhibit 10(j) to 2002 10-K.

10.10*	2005 Stock Incentive Plan for Non-Employee Directors.	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.11*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.12*	Modine Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.13*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.14*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to 2001 10-K.

10.15*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10.16*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
10.17*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.18*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 200110-K.

10.19*	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan.	Exhibit 10(ae) to 2001 10-K.

10.20*	Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10.21*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10.22*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Proxy Statement dated June 7, 2002.

10.23*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10.24*	Form of Stock Award Plan.****	Exhibit 10(p) to 2001 10-K.

10.25*	Description of Modine’s Management Compensation Program.	Exhibit 10(w) to 2005 10-K.

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Certification of David B. Rayburn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
32.1	Certification of David B. Rayburn, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets. The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

***	Employment agreement is not materially different from the Employment Agreement between the Registrant and David B. Rayburn filed as Exhibit 10(c) to 2001 10-K.

****	Each year the Company enters into a Stock Award Plan, the terms of which are not materially different from the form agreement included herewith.