Form 10-Q
period 2006-06-26
MODINE MANUFACTURING CO
filed 2006-08-07
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2006

or

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

Large Accelerated Filer [✓ ] Accelerated Filer [ ] Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [✓]

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,958,424 at August 2, 2006.

MODINE MANUFACTURING COMPANY
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - June 26 and March 31, 2006	3
Consolidated Statements of Earnings -
For the Three Months Ended June 26, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows -
For the Three Months Ended June 26, 2006 and 2005	5
Notes to Unaudited Condensed Consolidated Financial Statements	6-26

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	27-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37-41

Item 4. Controls and Procedures	41-42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	42-43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43-44

Item 4. Submission of Matters to a Vote of Security Holders	44

Item 6. Exhibits	45

Signature	46

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 26, 2006 and March 31, 2006
(In thousands, except per share amounts)
(Unaudited)
	June 26, 2006		March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents		$14,278		$30,798
Short term investments		2,295		-
Trade receivables, less allowance for doubtful accounts of $1,778 and $1,511		282,012		254,681
Inventories		120,206		90,227
Deferred income taxes and other current assets		44,228		36,489
Total current assets		463,019		412,195
Noncurrent assets:
Property, plant, and equipment – net		501,701		467,600
Investment in affiliates		16,982		41,728
Goodwill		60,876		52,256
Other intangible assets – net		12,973		12,735
Prepaid pension costs		59,369		59,894
Other noncurrent assets		9,822		5,687
Total noncurrent assets		661,723		639,900
Total assets		$1,124,742		$1,052,095
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt		$5,552		$5,983
Long-term debt – current portion		797		125
Accounts payable		187,872		187,048
Accrued compensation and employee benefits		63,624		56,835
Income taxes		14,379		13,169
Accrued expenses and other current liabilities		41,061		31,789
Total current liabilities		313,285		294,949
Noncurrent liabilities:
Long-term debt		179,125		151,706
Deferred income taxes		39,797		38,424
Pensions		31,051		28,933
Postretirement benefits		20,238		20,085
Other noncurrent liabilities		20,861		12,573
Total noncurrent liabilities		291,072		251,721
Total liabilities		604,357		546,670
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none		-		-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,939 and 33,210 shares		20,587		20,756
Additional paid-in capital		53,551		52,459
Retained earnings		436,542		433,405
Accumulated other comprehensive income		22,196		10,017
Treasury stock at cost: 421 and 404 shares		(11,648)		(11,212)
Deferred compensation trust		(843)		-
Total shareholders' equity		520,385		505,425
Total liabilities and shareholders' equity		$1,124,742		$1,052,095

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 26, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 26
	2006	2005
Net sales	$430,393	$396,838
Cost of sales	354,297	316,566
Gross profit	76,096	80,272
Selling, general, and administrative expenses	55,062	50,553
Restructuring charges	850	-
Income from operations	20,184	29,719
Interest expense	(2,010)	(1,544)
Other income – net	1,509	2,671
Earnings from continuing operations before income taxes	19,683	30,846
Provision for income taxes	3,386	10,148
Earnings from continuing operations	16,297	20,698
Earnings from discontinued operations (net of income taxes)	-	53
Cumulative effect of accounting change (net of income taxes)	70	-
Net earnings	$16,367	$20,751

Earnings per share of common stock – basic:
Continuing operations	$0.51	$0.60
Earnings from discontinued operations	-	-
Cumulative effect of accounting change	-	-
Net earnings – basic	$0.51	$0.60

Earnings per share of common stock – diluted:
Continuing operations	$0.51	$0.60
Earnings from discontinued operations	-	-
Cumulative effect of accounting change	-	-
Net earnings – diluted	$0.51	$0.60

Dividends per share	$0.175	$0.175

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 26, 2006 and 2005
(In thousands)
(Unaudited)

	Three months ended June 26
	2006	2005

Cash flows from operating activities:
Net earnings	$16,367	$20,751
Adjustments to reconcile net earnings with net cash
provided by operating activities:
Depreciation and amortization	17,285	17,033
Other – net	(119)	3,020
Net changes in operating assets and liabilities, excluding
acquisitions and dispositions	(27,444)	(18,551)
Net cash provided by operating activities	6,089	22,253

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(18,081)	(11,656)
Acquisitions, net of cash acquired	(10,950)	(37,193)
Proceeds from dispositions of assets	18	21
Other – net	2	432
Net cash used for investing activities	(29,011)	(48,396)

Cash flows from financing activities:
Short-term debt	(790)	-
Additions to long-term debt	56,000	45,000
Reductions of long-term debt	(32,457)	(3,000)
Bank overdrafts	(1,418)	7,370
Proceeds from exercise of stock options	352	1,387
Repurchase of common stock, treasury and retirement	(8,703)	(5,618)
Cash dividends paid	(5,687)	(6,081)
Settlement of derivative contracts	(641)	-
Excess tax benefits from stock-based compensation	175	-
Net cash provided by financing activities	6,831	39,058

Effect of exchange rate changes on cash	(429)	(2,508)
Net (decrease) increase in cash and cash equivalents	(16,520)	10,407
Cash and cash equivalents at beginning of period	30,798	55,091
Cash and cash equivalents at end of period	$14,278	$65,498

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: General

The accompanying condensed consolidated financial statements, which have not been audited by independent accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. In addition, certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2006.

On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. As a result of this spin-off, the condensed consolidated financial statements and related notes have been restated to present the results of the Aftermarket business as a discontinued operation. Accordingly, the operating results of the Aftermarket business have been included in earnings from discontinued operations, (net of income taxes) in the consolidated statement of earnings for the three months ended June 26, 2005.

Note 2: Significant Accounting Policies

Stock-based compensation: Effective April 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” Modine began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. The effect of this change, from the “intrinsic-value-based method” previously used by the Company, on the first quarter fiscal 2007 results is as follows:

	Three months ended June 26, 2006

			Impact on
	Fair	Intrinsic	earnings from
	value	value	adoption of
	method	method	SFAS No. 123(R)
Stock-based compensation expense effect on:
Income from continuing operations before taxes	($1,197)	($384)	($813)
Income from continuing operations	($732)	($235)	($497)
Net earnings	($732)	($235)	($497)

Earnings per share effect:
Basic earnings per share	($0.02)	($0.01)	($0.01)
Diluted earnings per share	($0.02)	($0.01)	($0.01)

The Company adopted SFAS No. 123(R) using the “modified prospective method” and, as a result, financial results for periods prior to fiscal 2007 were not restated for this accounting change. The modified prospective method requires compensation cost to be recognized beginning on the effective date for (a) all new share-based awards granted after the effective date and to previously issued awards that are modified, repurchased or cancelled after that date and for (b) outstanding share-based awards on the effective date that are unvested because the requisite service period has not been completed. Compensation cost recorded on the unvested awards is based on the grant-date fair value determined under SFAS No. 123 and previously reported in the Company’s pro forma disclosures. Stock-based compensation expense is recognized using the straight-line attribution method and remains unchanged from the method used in prior years except for the requirement under SFAS No. 123(R) to estimate forfeitures rather than record them as they occur. This expense has not been allocated to the various segments, but is reflected in corporate as administrative expense.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits realized for the tax deductions from option exercises for the three months ended June 26, 2006 was $175.  During the three months ended June 26, 2006 and 2005, the Company recognized total income tax benefits related to stock-based compensation awards of $465 and $231, respectively.

Prior to fiscal 2007, the Company had adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring SFAS No. 123 pro forma disclosure recognizing compensation expense for stock options under the fair-value based method. The net income and net income per share of common stock for the first quarter of fiscal 2006 would have been as follows:

Three months
ended
June 26, 2005

Earnings from continuing operations, as reported	$20,698
Compensation expense for stock awards as reported, net of tax	579
Stock compensation expense under fair value method, net of tax	(795)
Earnings from continuing operations, pro forma	$20,482

Net earnings, as reported	$20,751
Compensation expense for stock awards as reported, net of tax	594
Stock compensation expense under fair value method, net of tax	(810)
Net earnings, pro forma	$20,535

Net earnings per share from continuing operations (basic), as reported	$0.60
Net earnings per share from continuing operations (basic), pro forma	$0.60

Net earnings per share (basic), as reported	$0.60
Net earnings per share (basic), pro forma	$0.60

Net earnings per share from continuing operations (diluted), as reported	$0.60
Net earnings per share from continuing operations (diluted), pro forma	$0.59

Net earnings per share (diluted), as reported	$0.60
Net earnings per share (diluted), pro forma	$0.59

See Note 4 for additional information on the Company’s stock based compensation plans.

Deferred compensation trust: The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan. The trust’s investments in third-party debt and equity securities are reflected as short term investments in the consolidated balance sheet, with changes in fair value reflected as a component of earnings. The trust’s investment in Modine stock is reflected as a reduction of shareholder’s equity in the consolidated balance sheet at its original stock cost. A deferred compensation obligation is recorded within liabilities at the fair value of the investments held by the deferred compensation trust. Any differences between the recorded value of the short term investments and Modine stock and the fair value of the deferred compensation obligation is reflected as an adjustment to earnings.

New accounting pronouncements: In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company was required to adopt SFAS No. 153 for non-monetary asset exchange occurring in the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company adopted SFAS No. 154 in the first quarter of fiscal 2007. The adoption of this statement did not have a material impact of the Company’s financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company is required to adopt FIN 48 in the first quarter of fiscal 2008, and is currently assessing the impact of adopting this interpretation.

On July 26, 2006, the FASB affirmed its previous decision to make the recognition provision of its proposed standard, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies (as defined in FASB Statement No. 123 (revised 2004), “Share-Based Payment”) for fiscal years ending after December 15, 2006. Accordingly, Modine will be required to apply the new standard, which is expected to be issued on or before September 26, 2006, to its fiscal 2007 financial statements and recognize on its balance sheet the funded status of its pension and postretirement plans. The anticipated impact of adopting this proposed standard, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to increase total liabilities and reduce total shareholders’ equity by $116,996. The Company does not anticipate the adoption of the proposed standard will have an adverse impact on existing loan covenants.

Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended June 26, 2006 and 2005 were $2,033 and $983, respectively.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 26, 2006 and 2005 include the following components:

	Pension plans		Postretirement plans
For the three months ending June 26,	2006	2005	2006	2005
Service cost	$1,106	$1,995	$97	$99
Interest cost	3,787	3,449	482	548
Expected return on plan assets	(4,764)	(4,561)	-	-
Amortization of:
Unrecognized net loss	1,428	1,184	128	157
Unrecognized prior service cost	-	(11)	-	-
Unrecognized net asset	(7)	(7)	-	-
Net periodic benefit cost	$1,550	$2,049	$707	$804

Note 4: Stock Based Compensation

The Company’s long-term stock-based incentive plans for employees consist of a discretionary stock option program for top managers and other key employees and an officers and key executive program that consists of a stock option component (20 percent), retention restricted stock component (20 percent) and a performance stock component (60 percent). The performance component of the long-term incentive compensation program consists of an earnings per share measure (weighted at 60 percent) based on a cumulative three year period and a total shareholder return measure (TSR) (weighted at 40 percent) compared to the performance of the S&P 500 (stock price change and dividends) over the same three year period. A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously. Stock options granted under each program have an exercise price equal to the fair market value of the common stock on the date of grant and are immediately exercisable after one year of service with the Company. Retention restricted stock awards are granted at fair market value and vest annually over a period of four to five years depending on the year of grant. The stock granted under the performance component, once earned, is fully vested and will be granted immediately.

In addition to the long-term stock-based incentive plans for employees, stock options and stock awards may be granted to non-employee directors by the Officer Nomination & Compensation Committee (ONC) of the Board of Directors. The Board or the ONC, as applicable, has the broad discretionary authority to set the terms of the awards of stock under the plan. Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant. Unrestricted stock awards granted vest immediately.

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares. Shares being repurchased through the share repurchase program are being returned to the status of authorized but un-issued shares. Under the Company’s 2002 Incentive Stock Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, 1,510 shares and 242 shares, respectively, are available for the granting of additional options and awards.

Stock Options: All stock options granted under the plans as described above were vested on April 1, 2006, the date of adoption of SFAS No. 123(R), except for employees who had not completed one year of service. The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three months
	Ended June 26
	2006	2005

Expected life of options - years	N/A	5
Risk-free interest rate	N/A	3.69%
Expected volatility of the Company's stock	N/A	35.75%
Expected dividend yield on the Company's stock	N/A	2.77%
Expected forfeiture rate	N/A	0%

Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted. No stock options were granted by the Company in the first quarter of fiscal 2007. In the first quarter of fiscal 2007, Modine recorded $125 in compensation expense related to stock options which were outstanding but unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed. No compensation expense was recorded in the first quarter of fiscal 2006 related to stock options.

The weighted average fair value of stock options granted in the first quarter of fiscal 2006 was $8.64 per option. The total fair value of stock options vesting in the first quarter of fiscal 2007 was $301. As of June 26, 2006, the total compensation expense not yet recognized related to non-vested stock options was $69 and the weighted-average period in which the expense is expected to be recognized is approximately seven months.

A summary of the stock option activity for the first quarter of fiscal 2007 is as follows:

			Weighted
			average
	Weighted		remaining	Aggregate
	average		contractual	intrinsic
	option price	Options	years	value
Outstanding March 31, 2006	$27.10	2,565
Granted	-	-
Exercised	$13.91	21
Forfeited	-	-
Outstanding June 26, 2006	$27.19	2,544	5.6	$3,528

Exercisable June 26, 2006	$27.18	2,531	5.6	$3,528

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of Modine common shares on the last trading day of the first quarter of fiscal 2007 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. The aggregate value shown is not recorded for financial statement purposes under SFAS No. 123(R) and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the first quarters of fiscal 2007 and 2006 were as follows:

	Three months
	ended June 26
	2006	2005

Intrinsic value of stock options exercised	$141	$354
Proceeds from stock options exercised	$352	$1,387

Restricted Stock: A summary of the restricted stock activity for the first quarter of fiscal 2007 is as follows:

	Weighted	Shares
	average	subject to
	price	restrictions
Non-vested at March 31, 2006	$22.50	433
Granted	-	-
Vested	$26.67	(59)
Forfeited	$30.12	(2)
Non-vested at June 26, 2006	$24.14	372

At June 26, 2006, Modine had approximately $8,982 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted average period of 3.3 years.

As required by SFAS No.123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.

Restricted Stock - Performance Based Shares: In fiscal 2006, the ONC changed the performance portion of the restricted stock award program lengthening the time horizon to a three-year period and establishing two performance measures - an EPS measure and a Total Shareholder Return (TSR) measure. Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved. A new performance period begins each year so multiple performance periods, with separate goals, operate simultaneously. In the first quarter of fiscal 2007, Modine recorded $303 in compensation expense resulting from the TSR portion of the performance award. No expense was recorded relative to the EPS portion of the performance award based upon current projections of probable attainment of this portion of the award. The fair value of the TSR portion of the award was estimated in fiscal 2007 using a Monte Carlo valuation model. In fiscal 2006, the compensation expense recorded was based upon variable accounting under APB No. 25. Because the fiscal 2006 performance shares were unvested on the adoption date of SFAS No. 123(R), the Monte Carlo method was used to determine the fair value for recording compensation expense in fiscal 2007. The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2006	May 2005
	Grant	Grant

Expected life of award - years	3	3
Risk-free interest rate	4.96%	3.75%
Expected volatility of the Company's stock	31.40%	40.70%
Expected dividend yield on the Company's stock	2.19%	2.13%
Expected forfeiture rate	5.00%	5.00%

At June 26, 2006, Modine had approximately $2,736 of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

Note 5: Other Income - Net

Other income - net was comprised of the following:

	Three months ended June 26
	2006	2005
Equity in earnings of non-consolidated affiliates	$1,035	$1,033
Interest income	289	215
Foreign currency transactions	8	1,329
Other non-operating income - net	177	94
Total other income - net	$1,509	$2,671

Note 6: Income Taxes

During the three months ended June 26, 2006 and 2005, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 17.2 percent and 32.9 percent, respectively. During the first quarter of fiscal 2007, the Company recorded an approximate $3,600 benefit related to net operating losses in Brazil that were previously unavailable, resulting in the reduction in the effective income tax rate. This benefit became available in connection with the recent acquisition of the remaining 50 percent of Radiadores Visconde Ltda. and future tax restructuring of the Brazilian operations.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended June 26
	2006	2005

Numerator:
Earnings from continuing operations	$16,297	$20,698
Earnings from discontinued operation	-	53
Cumulative effect of accounting change	70	-
Net earnings	$16,367	$20,751
Denominator:
Weighted average shares outstanding – basic	32,213	34,329
Effect of dilutive securities	133	302
Weighted average shares outstanding – diluted	32,346	34,631

Net earnings per share of common stock – basic:
Continuing operations	$0.51	$0.60
Earnings from discontinued operation	-	-
Cumulative effect of accounting change	-	-
Net earnings – basic	$0.51	$0.60

Net earnings per share of common stock – diluted:
Continuing operations	$0.51	$0.60
Earnings from discontinued operation	-	-
Cumulative effect of accounting change	-	-
Net earnings – diluted	$0.51	$0.60

The calculation of diluted earnings per share excluded 1,512 and 958 options for the three months ended June 26, 2006 and 2005, respectively, as the exercise price of these stock options was greater than the market price of the Company’s common stock on June 26, 2006, and were thus anti-dilutive. The calculation of diluted earnings per share also excludes 277 and 68 restricted stock awards for the three months ended June 26, 2006 and 2005, respectively, as these awards were anti-dilutive.

Note 8: Comprehensive Earnings

Comprehensive earnings, which represent net earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended June 26
	2006	2005
Net earnings	$16,367	$20,751
Foreign currency translation	12,570	(18,222)
Cash flow hedges	(391)	(203)
Total comprehensive earnings	$28,546	$2,326

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

	June 26, 2006	March 31, 2006
Raw materials	$54,024	$39,779
Work in process	33,111	29,435
Finished goods	33,071	21,013
Total inventories	$120,206	$90,227

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 26, 2006	March 31, 2006
Gross property, plant and equipment	$997,250	$940,319
Less accumulated depreciation	(495,549)	(472,719)
Net property, plant and equipment	$501,701	$467,600

Note 11: Acquisition

Effective May 4, 2006, Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $10,950, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, for a total net purchase price of $12,950. The acquisition was financed through cash generated through operations and borrowing on the Company’s revolving credit agreement. The purchase agreement also includes a $4,000 performance payment which is contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.

This 50 percent step acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The purchase price allocation, which is preliminary, based on the finalization of fixed asset and intangible valuations, resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price. This excess has been allocated as a reduction to the acquired long-lived assets.

Prior to the acquisition, the Company accounted for its initial 50 percent investment in Radiadores Visconde Ltda. under the equity method. With the purchase of the remaining 50 percent, the Company ceased accounting for its investment in Radiadores Visconde Ltda. under the equity method and began accounting for its 100 percent ownership on a consolidated basis. The equity investment balance on May 4, 2006 totaled $26,892, and was allocated to the book value of the assets and liabilities previously owned. This resulted in the recognition of goodwill totaling $7,802 which consists of the excess of the initial 50 percent investment over the fair value of the assets and liabilities acquired. The goodwill is not deductible for income tax purposes.

Established in 1963 and based in Sao Paulo, Brazil, Radiadores Visconde Ltda. provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout Brazil. It manufactures a wide array of modules and heat exchangers for original equipment manufacturers including radiators, charge air coolers, and oil coolers.

The Radiadores Visconde Ltda. acquisition strongly fits into Modine’s geographic diversification goal of expanding the Company’s manufacturing footprint in lower-cost, emerging growth areas. This acquisition strengthens the Company as it follows global customers to more geographic regions. In addition, this acquisition gives the Company the ability to transfer its global manufacturing and design standards to the Brazilian market, which provides the Company with the opportunity to improve its position in this market and grow its on-highway and off-highway business. This acquisition will be reported in the Original Equipment-Americas segment. For financial reporting purposes, Radiadores Visconde Ltda. is included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for the first quarter of fiscal 2007 include two months of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and one month of consolidated activity reflecting the Company’s 100 percent ownership.

The following provides a preliminary allocation of the purchase price, including allocation of the equity investment balance as of the acquisition date:

Assets acquired:
Trade receivables – net		$15,210
Inventories		15,392
Other current assets		4,333
Property, plant and equipment – net		17,577
Goodwill (initial 50 percent already owned)		7,802
Other noncurrent assets		1,242
Total assets		61,556

Liabilities assumed:
Accounts payable		10,420
Accrued compensation		2,784
Accrued expenses and other current liabilities		2,688
Other noncurrent liabilities		5,822
Total liabilities		21,714

Net assets acquired		39,842
Equity investment allocated to assets
acquired and liabilities assumed		26,892
Net purchase price		12,950

Recognized goodwill (purchased 50 percent)	$	---

For the twelve months ended December 31, 2005, Radidores Visconde Ltda.’s net sales was approximately $66,000, and its net earnings was approximately $4,000 over this same period. These results represent 4.2% of the Company’s net sales and 4.5% of the Company’s net earnings, after adjusting for equity earnings recognized, over this same twelve-month period of time.

Note 12: Restructuring, Plant Closures and Other Related Costs

In the first quarter of fiscal 2007, Modine announced a three year global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. The following exit and disposal activities were initiated during the first quarter of fiscal 2007 under this program.

In April 2006, the Company announced a plan to relocate its Harrodsburg, Kentucky-based research and development (R&D) activities, which are reported in the Corporate and administrative section in the segment disclosure, into its technology center in Racine, Wisconsin. This was done in conjunction with the creation of a product-focused group to support the heating, ventilating, and air conditioning (HVAC) equipment needs of the truck and off-highway markets. The new group’s R&D activities, along with systems and applications engineering, will be located in Racine while production will remain in Harrodsburg. In conjunction with this plan, the Company anticipates incurring one-time termination benefits of approximately $200, and other closure costs totaling approximately $900. Total cash expenditures of approximately $1,000 are anticipated to be incurred in conjunction with this plan. During the first quarter of fiscal 2007, approximately $100 of one-time termination benefits were charged to earnings related to this plan.

In May 2006, the Company announced the closure of its Taiwan facility, which manufactures high volume heat pipes for the personal computer and laptop markets through its electronic cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market. Approximately 200 employees will be affected by the action that should be completed during the second and third quarters of fiscal 2007. In conjunction with this plan, the Company anticipates incurring one-time termination benefits of approximately $500, contract termination costs of approximately $300, and other closure costs totaling approximately $1,700. Total cash expenditures of approximately $1,900 are anticipated to be incurred in conjunction with this plan. During the first quarter of fiscal 2007, approximately $800 of one-time termination benefits and contract termination costs and approximately $800 of other closure costs were charged to earnings related to this plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. salaried employees. The program was offered to approximately 200 employees in the U.S., whose retirement times would extend from August 2006 through March 2007. During the first quarter, a charge of $364 was recorded related to employees who accepted the early retirement program as of June 26, 2006. The company anticipates an additional charge of $500 to be recorded in the second quarter of fiscal 2007 based on additional employees who accepted the early retirement offer subsequent to June 26, 2006. All charges under this program are anticipated to require cash expenditures.

In July 2006, the Company announced the closure of its Richland, South Carolina and Clinton, Tennessee facilities. See Note 20 for further discussion of these subsequent events.

The accrued restructuring liability as of the quarter ended June 26, 2006 was comprised of the following related to the restructuring activities at Harrodsburg and Taiwan:

Termination Benefits:
Balance at April 1, 2006	$-
Additions	617
Adjustments	-
Payments	-
Balance at June 26, 2006	$617

Other Restructuring Charges:
Balance at April 1, 2006	$-
Additions	233
Adjustments	-
Payments	-
Balance at June 26, 2006	$233

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced in the first quarter of fiscal 2007:

Three Months Ended
June 26, 2006
Restructuring charges:
Employee severance and related benefits	$617
Contract termination costs	233
Total restructuring charges	850

Other repositioning costs:
Special termination benefits - early retirement	364
Accounts receivable write-off	251
Obsolete inventory charges	368
Miscellaneous other closure costs	238
Total other repositioning costs	1,221

Total restructuring and other repositioning costs	$2,071

The total restructuring and other repositioning costs of $2,071 were recorded in the consolidated statement of earnings for the three months ended June 26, 2006 as follows: $857 was recorded as a component of cost of sales; $364 was recorded as a component of selling, general and administrative expenses; and $850 was recorded as restructuring charges.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2007, by segment and in the aggregate, are summarized in the following table:

	OE-	OE-	OE-	Commercial
	Americas	Asia	Europe	HVAC&R	Other	Total

Balance, March 31, 2006	$23,769	$522	$7,942	$17,565	$2,458	$52,256
Acquisitions	7,802	-	-	-	-	7,802
Fluctuations in foreign currency	(762)	1	597	1,057	(75)	818
Balance, June 26, 2006	$30,809	$523	$8,539	$18,622	$2,383	$60,876

Intangible assets are comprised of the following:

	June 26, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized Intangible Assets:
Patents and product technology	$3,951	($3,241)	$710	$3,951	($3,175)	$776
Trademarks	10,145	(747)	9,398	9,679	(552)	9,127
Other intangibles	234	(201)	33	111	(111)	-
Total Amortized Intangible Assets	14,330	(4,189)	10,141	13,741	(3,838)	9,903
Unamortized Intangible Assets:
Pension Asset	2,832	-	2,832	2,832	-	2,832
Total intangible assets	$17,162	($4,189)	$12,973	$16,573	($3,838)	$12,735

The aggregate amortization expense for the quarters ended June 26, 2006 and 2005 were $184 and $141, respectively. Total estimated annual amortization expense expected for the remainder of fiscal year 2007 through 2012 and beyond are as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2007	$701
2008	931
2009	929
2010	673
2011	673
2012 & Beyond	6,234

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At June 26, 2006 and March 31, 2006, approximately 54 percent and 58 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where we identify a substantial credit risk. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies: In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At June 26, 2006, the Company had a 33.7 billion won ($35,116), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC which matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This derivative instrument expires on August 29, 2006.

Note 15: Foreign Exchange Contracts/Derivatives/Hedges

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. Leveraged derivatives are prohibited by Company policy.

During the first quarter of fiscal 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the first quarter of fiscal 2007, $225 of income was recorded in the consolidated statement of earnings related to the settlement of certain futures contracts. At June 26, 2006, $418 of unrealized losses remain deferred in other comprehensive income, and will be realized as a component of cost of sales over the next nine months.

Note 16: Product Warranties and Other Commitments

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

Changes in the warranty liability were as follows:

	Three months ended June 26
	2006	2005

Balance at March 31	$10,893	$17,831
Acquisitions	528	239
Accruals for warranties issued in current year	1,781	3,388
Accruals related to pre-existing warranties	(2)	(1,532)
Settlements made	(2,876)	(2,887)
Effect of exchange-rate changes on the warranty liability	243	(453)
Balance at June 26	$10,567	$16,586

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnifications at June 26, 2006 is not material.

Commitments: At June 26, 2006, the Company had capital expenditure commitments of $37,181. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. The company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Note 17: Share Repurchase Program

On January 26, 2006, the Company announced a share repurchase program approved by the Board of Directors, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time. During the three months ended June 26, 2006, 290 shares were purchased under this program at an average cost of $28.48 per share, or a total of $8,261. The repurchases were, and will continue to be made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring any shares acquired pursuant to the program, and the retired shares will be returned to the status of authorized but un-issued shares.

Note 18: Segment Information

In the current year, one month of the Radiadores Visconde Ltda. acquisition results are included in the Original Equipment - Americas segment. In the prior year, one month of the Airedale acquisition results are included in Commercial HVAC&R segment.

Quarter ended June 26,	2006	2005
Sales :
Original Equipment - Americas	$180,136	$164,930
Original Equipment - Asia	55,933	57,827
Original Equipment - Europe	147,186	139,993
Commercial HVAC&R	39,359	28,456
Other	9,392	6,788
Segment sales	432,006	397,994
Corporate and administrative	1,053	793
Eliminations	(2,666)	(1,949)
Sales from continuing operations	$430,393	$396,838

Operating earnings (loss):
Original Equipment - Americas	$19,548	$20,926
Original Equipment - Asia	1,007	2,561
Original Equipment - Europe	19,188	21,015
Commercial HVAC&R	1,750	2,223
Other	(5,017)	(4,053)
Segment earnings	36,476	42,672
Corporate and administrative	(16,311)	(12,984)
Eliminations	19	31
Other items not allocated to segments	(501)	1,127
Earnings from continuing operations
before income taxes	$19,683	$30,846

June 26, 2006		March 31, 2006
Assets:
Original Equipment - Americas	$326,880	$259,438
Original Equipment - Asia	156,433	155,596
Original Equipment - Europe	354,429	335,508
Commercial HVAC&R	101,606	94,108
Other	21,358	21,752
Corporate and administrative	174,006	194,271
Eliminations	(9,970)	(8,578)
Total assets	$1,124,742	$1,052,095

Note 19: Contingencies and Litigation

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois); and Dixie Barrel and Drum (Tennessee). The Company’s potential liability at these four sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid a nominal amount for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In November 2003, Modine received a General Notice of Liability from the USEPA concerning the Alburn Incinerator Inc. /Lake Calumet Cluster site. The USEPA requested Modine's participation as a PRP for the performance of additional activities that the USEPA has determined, or will determine, are required to restore the Alburn Incinerator Inc. /Lake Calumet Cluster site. In April 2004 and July 2004, Modine signed participation agreements with other PRPs to perform site investigations, collect pertinent site data and develop a remedial work plan. In February 2005, the USEPA accepted the PRP Group’s Good Faith Offer demonstrating the Group’s qualifications and willingness to negotiate with the USEPA to conduct or finance the Remedial Investigation/Feasibility Study at the site.

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

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimated. Costs anticipated for the settlement of the Alburn Incinerator/Lake Calumet Cluster and Dixie Barrel & Drum sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs as of June 26, 2006 and March 31, 2006.

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These accruals totaled $1,078 and $1,102 at June 26, 2006 and March 31, 2006, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities.

Employee Agreements: The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. In addition, the Company has agreements with its officers and other key employees that provide other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control. In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments, which would be required under the employment contracts, are estimated to be between approximately a minimum of $5,682 and $11,812 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

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

With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing in the infringement action was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in the second quarter of fiscal 2007. As a result of this ruling, Modine accrued $563 for the potential exposure related to this ruling.

In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. A decision by the court is expected by mid-August 2006. Should the Court find in Modine’s favor, and invalidate the patent, Behr, unless successful in an appeal, would no longer be able to pursue its patent infringement claim.

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

The Company, along with Rohm & Haas Company, Morton International, and Huntsman Corp. is named as a defendant in eight separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), the Pennsylvania state court in Philadelphia, and in a class action matter that was filed in the United States District Court, Eastern District of Pennsylvania. The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time. The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air. Plaintiffs’ counsel has threatened to file further personal injury cases. The Company is in the earliest of stages of discovery with these cases, and intends to aggressively defend these cases. As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

In the normal course of business, Modine and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the USEPA, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine. Modine is also subject to other liabilities such as product warranty claims, employee benefits and various taxes that arise in the ordinary course of its business. Many of the pending damage and, to a lesser degree, warranty claims are covered by insurance and when appropriate Modine accrues for uninsured liabilities. While the outcomes of these matters, including those discussed above, are uncertain, Modine does not expect that any additional liabilities that may result from these matters is reasonably likely to have a material effect on Modine’s liquidity, financial condition or results of operations.

Note 20: Subsequent Events

In conjunction with the global competitiveness program, on July 20, 2006, the Company announced several key steps in its ongoing global competitiveness initiative intended to increase revenues and earnings by being more cost competitive. The Company announced plans to build a new facility adjacent to its current Nuevo Laredo, Mexico facility. In addition, the Company announced the closing of the Richland, South Carolina plant and consolidating production into the McHenry, Illinois facility to gain scale efficiencies in its U.S. manufacturing platform. The Company also announced a conditionally approved recommendation to close its facility in Clinton, Tennessee, based on the anticipated phase out of certain customer programs over the 2007-2009 periods. The Clinton, Tennessee recommendation is conditioned on the conclusion of decision bargaining with the union at the facility. These announcements will result in approximately $8,000 in pre-tax charges over the closure period, consisting of approximately $2,500 of employee-related costs (subject to union decision bargaining), approximately $1,500 of asset-related costs and approximately $4,000 of other related costs. The actions should be completed by the end of fiscal 2009, and will result in cash-related expenditures totaling approximately $7,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended June 26, 2006 refers to the first fiscal quarter of fiscal 2007. Our subsidiaries located outside of the United States report results with a one month lag.

First Quarter Highlights: Net sales in the first quarter of fiscal 2007 were a record $430 million, representing an 8.5 percent increase from the first quarter of fiscal 2006. The growth in revenues was driven by continued strength in global truck and off highway markets. The increase in net sales was also driven by recent acquisitions, including the May 2005 acquisition of Airedale and the May 2006 acquisition of Radiadores Visconde Ltda.. Earnings from continuing operations decreased $4 million from the first quarter of fiscal 2006, driven by a decrease in gross margin related to higher copper, aluminum, steel, resin and natural gas prices, and pricing pressures from customers, as well as a $2.1 million global repositioning charge incurred during the first quarter of fiscal 2007. Earnings from continuing operations was positively impacted in the first quarter of fiscal 2007 by the recognition of a $3.6 million income tax benefit related to Brazilian net operating losses that were previously unavailable to the Company, but which became available in conjunction with the acquisition of Radiadores Visconde.

Effective May 4, 2006, Modine acquired the remaining 50 percent of Radiadores Visconde which it did not already own for $11 million, net of cash acquired, plus the incurrence of a $2 million note payable. Established in 1963 and based in Sao Paulo, Brazil, Radiadores Visconde provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout Brazil. It manufacturers a wide array of modules and heat exchangers for original equipment manufacturers including radiators, charge air coolers, and oil coolers. This acquisition fits well into our geographic diversification goal of expanding the Company’s manufacturing footprint to lower-cost, emerging growth areas, which allows us to use a low cost manufacturing base for high labor content products that can be used in Brazil, North America, Europe, or across the world. In addition, this acquisition gives us the ability to transfer our global manufacturing and design standards to the Brazilian market, which provides us with the opportunity to improve our position in this market and grow our on-highway and off-highway business. This acquisition is included in the Original Equipment-Americas segment.

During the first quarter of fiscal 2007, we announced a three year global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. The goals of this program include the following: (1) reduce selling, general and administrative (SG&A) expenses by approximately $20 million, or 10 percent, in the next 12 months, through a combination of early retirement programs, internal process improvements, and other actions; (2) enact a disciplined approach to global purchasing, emphasizing sourcing from low cost countries and leveraging scale; (3) accelerate expansion into new markets and geographies through acquisition and internal development; (4) accelerate technology development; and (5) realign our global manufacturing footprint to leverage manufacturing scale within the boundaries of our small plant philosophy - increasing fixed cost absorption - and expanding our manufacturing presence in low cost countries.

During the first quarter of fiscal 2007, we announced three initiatives under our global competitiveness program. In April 2006, we announced a plan to relocate the Harrodsburg, Kentucky-based research and development (R&D) activities into our technology center in Racine, Wisconsin. In May 2006, we announced the closure of our Taiwan facility, which manufacturers high volume heat pipes for the personal computer and laptop markets through our electronics cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market. In May 2006, the Company offered a voluntary enhanced early retirement program to approximately 200 U.S. salaried employees. We anticipate incurring total charges of $4.4 million related to these activities in fiscal 2007, of which $2.1 million were recorded in the first quarter of fiscal 2007, comprised of $0.9 million of restructuring charges (employee severance and contract termination costs) and $1.2 million of other repositioning costs.

Subsequent to the end of the fiscal 2007 first quarter, we announced additional initiatives under our global competitiveness program. These initiatives include a business relationship to provide components to a major global manufacturing company that will result in significant additional new business starting early in fiscal 2009. As a result of this relationship, we announced plans to build a new facility in Nuevo Laredo, Mexico. This new facility will serve as a critical element in our business growth strategy, and allows us to leverage our cost competitive position. We also announced the closing of our Richland, South Carolina plant and consolidation of production into our McHenry, Illinois facility to gain scale efficiencies in our U.S. manufacturing platform. In addition, our Board of Directors conditionally approved a recommendation, subject to union decision bargaining, to close our Clinton, Tennessee facility based on the anticipated phase out of certain programs over the 2007-2009 periods. These additional initiatives will result in approximately $8.0 million of charges over the closure period, consisting of $2.5 million of employee-related costs (some of which are subject to union decision bargaining), $1.5 million of asset related costs and $4.0 million of other related costs. No charges were recorded in the first quarter of fiscal 2007 related to these initiatives, and $2.8 million of charges are anticipated to be incurred over the remainder of fiscal 2007 related to these initiatives.

CONSOLIDATED RESULTS OF OPERATIONS - CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the quarters ended June 26, 2006 and 2005:

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	430.4	100.0%	396.8	100.0%
Cost of sales	354.3	82.3%	316.5	79.8%
Gross profit	76.1	17.7%	80.3	20.2%
Selling, general and administrative expenses	55.1	12.8%	50.6	12.8%
Restructuring charges	0.8	0.2%	-	-
Income from operations	20.2	4.7%	29.7	7.5%
Interest expense	(2.0)	-0.5%	(1.6)	-0.4%
Other income - net	1.5	0.3%	2.7	0.7%
Earnings from continuing operations before income taxes	19.7	4.6%	30.8	7.8%
Provision for income taxes	3.4	0.8%	10.1	2.5%
Earnings from continuing operations	16.3	3.8%	20.7	5.2%

First quarter net sales of $430.4 million were 8.5 percent higher than the $396.8 million reported in the first quarter of last year. The increase in revenues was driven by recent acquisitions as well as growth in organic revenues. Acquired revenues included $10.7 million related to the May 2005 acquisition of Airedale and $8.0 million related to the May 2006 acquisition of Radiadores Visconde. Organic revenues increased $14.9 million, partially driven by strong volumes in the U.S. truck markets and pre-buy activity in anticipation of higher U.S. emissions standards that will be implemented on January 1, 2007. In addition, the increase in organic revenues is related to worldwide heavy-duty markets, as construction and agricultural market demand has remained strong into fiscal 2007. Automotive volumes decreased slightly in the first quarter of fiscal 2007, as modest increases in European markets were offset by declines in U.S. markets, based on continued softness experienced in these markets and customer price down pressures.

During the first quarter of fiscal 2007, gross margin decreased 250 basis points from 20.2 percent for last year’s first quarter to 17.7 percent this year. The decrease in gross margin is primarily related to higher costs for material purchases, additional customer pricing pressures experienced during the quarter, and incremental costs incurred in fiscal 2007 under our global competitiveness program. From the first quarter of fiscal 2006 to the first quarter of fiscal 2007, the cost of purchased commodities, including aluminum, copper, steel, resin and natural gas, increased dramatically. For example, our largest purchased commodity is aluminum, which experienced a 48 percent increase in average purchase price over the periods presented, while copper, which is another significant purchased commodity, experienced a 113 percent increase in average purchase price over the periods presented. We have taken measures to offset the impact of these significant commodity price increases, including ongoing negotiations with our customers to pass along certain of these commodity price increases. In addition, we are currently hedging 30 percent of our forecasted aluminum purchases to partially limit the variability in future commodity purchase prices, and our goal is to increase this to 60 percent of our forecasted purchases by the end of the second quarter of fiscal 2007. However, these efforts have only partially offset the significant increases experienced in the commodity prices. In addition to commodities, we also experienced an increase in customer pricing pressures during the quarter, especially from certain of our original equipment customers. We are attempting to mitigate these increases by securing future business with these customers as well as negotiating price reductions with our suppliers, and these efforts will continue into the next several quarters. During the first quarter of fiscal 2007, we incurred approximately $0.9 million of charges recorded as a component of cost of sales related to our global competitiveness program which reduced gross margin by 20 basis points. The remaining $1.2 million of costs incurred under our global competitiveness program during the first quarter of fiscal 2007 were recorded within SG&A and restructuring charges, as further discussed below.

SG&A expenses increased $4.5 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, but remained consistent as a percent of sales at 12.8 percent. Approximately $3.0 million of this increase is related to incremental SG&A expenses incurred in conjunction with the recent Radiadores Visconde Ltda. and Airedale acquisitions. In addition, approximately $0.4 million of charges were recorded in the first quarter of fiscal 2007 as a component of SG&A expenses related to our global competitiveness program. After excluding the impact of acquisitions and the global competitiveness program, SG&A as a percentage of sales decreased to 12.6 percent, primarily driven by on-going SG&A reduction efforts under our global competitiveness program. Specifically, our goal is to reduce annual SG&A expenses by 10 percent, or approximately $20 million, through a combination of early retirement programs, internal process improvements, and other actions that are targeted to be completed during fiscal 2007. We believe that our global competitiveness plans are well positioned to achieve this reduction goal.

Restructuring charges of $0.8 million in the first quarter of fiscal 2006 related to that portion of our global competitiveness plan that specifically qualifies for separate classification on the face of the statement of earnings. Generally, these costs represent employee severance and contract termination costs incurred under our global competitiveness plan during the first quarter of fiscal 2007.

Income from operations decreased $9.5 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily driven by the increase in commodity prices, customer price down pressures, and $2.1 million of global competitiveness costs incurred during the quarter.

Interest expense increased $0.4 million over the comparable quarters, primarily driven by the increase in our outstanding borrowings. This increase was driven by first quarter fiscal 2007 activities including $11.0 million cash paid, net of cash acquired, to fund the acquisition of Radiadores Visconde Ltda. during the quarter, and $8.7 million of stock purchases made during the first quarter under our share repurchase program.

Other income decreased $1.2 million from the prior year’s first quarter, primarily related to a decrease in foreign currency transaction gains. This decrease is related to a reduction in foreign currency denominated transactions, specifically the ($14.7 million) on-demand loan between our wholly owned subsidiaries, Modine Hungaria Kft. and Modine Holding GmbH, which was outstanding during the first quarter of fiscal 2006, but was paid in full on December 15, 2005. No similar significant intercompany loans existed during the first quarter of fiscal 2007, contributing to the decrease in other income.

The provision for income taxes decreased $6.8 million to $3.4 million in the first quarter of fiscal 2007 from $10.1 million in the first quarter of fiscal 2006. In addition, the effective income tax rate decreased to 17.2 percent from 32.9 percent over this same period. A portion of the decrease in the provision is related to the decrease in earnings from continuing operations before income taxes. In addition, during the first quarter of fiscal 2007, we recognized a $3.6 million benefit related to net operating losses in Brazil that were previously unavailable to us, resulting in the reduction in the effective income tax rate. This benefit became available in connection with the recent acquisition of Radiadores Visconde Ltda. and future anticipated tax restructuring of the Brazilian operations.

Earnings from continuing operations decreased $4.4 million, or 21 percent, from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. In addition, diluted earnings per share from continuing operations decreased $0.09 to $0.51 per share from $0.60 per share over this same period. The decrease in operating income, partially offset by the Brazilian tax benefit, were the primary drivers of these decreases.

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Americas

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	180.1	100.0%	164.9	100.0%
Cost of sales	149.8	83.2%	134.4	81.5%
Gross profit	30.3	16.8%	30.5	18.5%
Selling, general and administrative expenses	10.8	6.0%	9.6	5.8%
Income from operations	19.5	10.8%	20.9	12.7%

Original Equipment - Americas net sales increased $15.2 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, driven by strength in the truck market as a result of pre-buying in anticipation of emission restrictions effective January 1, 2007 and strength in heavy duty and industrial markets, partially offset by weaker volumes in the North American automotive market. The net sales were also positively impacted by $8.0 million of acquired revenues related to the May 2006 acquisition of the 50 percent interest in Radiadores Visconde Ltda. that we did not already own. Gross margin decreased 170 basis points to 16.8 percent during the first quarter of fiscal 2007 from 18.5 percent during the first quarter of fiscal 2006. The decline in gross margin was primarily driven by the increase in commodity costs, as the material component of cost of sales increased from 57 percent during the first quarter of fiscal 2006 to 60 percent in the current quarter. Customer pricing pressures, primarily within the automotive market, also contributed to this decrease in gross margin. SG&A expenses increased $0.8 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily driven by $1.1 million of incremental SG&A expenses incurred in relation to the May 2006 Radiadores Visconde Ltda. acquisition. Original Equipment - Americas income from operations decreased $1.4 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures. Radiadores Visconde Ltda. was immediately accretive to this segment during the first quarter of fiscal 2007.

Original Equipment - Asia

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	55.9	100.0%	57.8	100.0%
Cost of sales	50.7	90.7%	50.4	87.2%
Gross profit	5.2	9.3%	7.4	12.8%
Selling, general and administrative expenses	4.2	7.5%	4.8	8.3%
Income from operations	1.0	1.8%	2.6	4.5%

Original Equipment - Asia net sales decreased $1.9 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, driven by general weakness in the Korea economy. In addition, sales to our largest Asian customer, Hyundai, decreased due to unplanned plant shutdowns at Hyundai during the first quarter of fiscal 2007. Partially offsetting these volume declines in revenues was the positive impact of exchange rate changes of $2.8 million during the first quarter of fiscal 2007. Gross margin decreased 350 basis points to 9.3 percent during the first quarter of fiscal 2007 from 12.8 percent during the first quarter of fiscal 2006. The decline in gross margin was primarily driven by customer pricing pressures experienced during the quarter. SG&A expenses decreased $0.6 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. This decrease is primarily related to the positive impact of an early retirement program completed during the fourth quarter of fiscal 2006 within this segment. Original Equipment - Asia income from operations decreased $1.6 million, primarily driven by the softness in revenues throughout the Korean market and decline in gross margin related to customer pricing pressures.

Original Equipment - Europe

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	147.2	100.0%	140.0	100.0%
Cost of sales	115.3	78.3%	104.9	74.9%
Gross profit	31.9	21.7%	35.1	25.1%
Selling, general and administrative expenses	12.7	8.6%	14.1	10.1%
Income from operations	19.2	13.0%	21.0	15.0%

Original Equipment - Europe net sales increased $7.2 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, driven by strength in both heavy duty and automotive markets, partially offset by a $6.9 million decrease related to exchange rate changes. Gross margin decreased 340 basis points to 21.7 percent during the first quarter of fiscal 2007 from 25.1 percent during the first quarter of fiscal 2006. The decline in gross margin was driven by the increase in commodity costs, as the material component of cost of sales increased from 63.7 percent during the first quarter of fiscal 2006 to 65.4 percent in the current quarter. In addition, customer pricing pressures, primarily within the automotive market, also contributed to this decrease in gross margin. SG&A expenses decreased $1.4 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, driven by various SG&A reduction efforts in process within the segment. Original Equipment - Europe income from operations decreased $1.8 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures.

Commercial HVAC&R

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	39.4	100.0%	28.5	100.0%
Cost of sales	30.7	77.9%	21.4	75.1%
Gross profit	8.7	22.1%	7.1	24.9%
Selling, general and administrative expenses	6.9	17.5%	4.8	16.8%
Income from operations	1.8	4.6%	2.3	8.1%

Commercial HVAC&R net sales increased $10.9 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. This increase is primarily related to $10.7 million of incremental revenues related to the May 2005 Airedale acquisition. The remainder of this segment’s net sales have remained relatively consistent, with weaker sales in heating products driven by high energy prices primarily offset by strong demand for our air conditioning products. Gross margin decreased 280 basis points to 22.1 percent during the first quarter of fiscal 2007 from 24.9 percent during the first quarter of fiscal 2006. Lower gross margins earned in the Airedale operations were the primary factor leading to the decline in gross margin, along with modest commodity price increases for certain component products within this segment. SG&A expenses increased $2.1 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, primarily driven by $1.9 million of incremental SG&A expenses as a result of the May 2005 Airedale acquisition. Commercial HVAC&R income from operations decreased $0.5 million, primarily driven by the decline in gross margin and incremental SG&A expenditures absorbed in conjunction with the Airedale acquisition.

Other

For the three months ended June 26	2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	9.4	100.0%	6.8	100.0%
Cost of sales	11.5	122.3%	7.5	110.3%
Gross loss	(2.1)	-22.3%	(0.7)	-10.3%
Selling, general and administrative expenses	2.1	22.3%	3.4	50.0%
Restructuring charges	0.8	8.5%	-	-
Loss from operations	(5.0)	-53.2%	(4.1)	-60.3%

Other net sales increased $2.6 million from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. This segment is comprised of our electronics cooling business, which showed strong component sales within the United States and United Kingdom markets, and our fuel cell business, which showed revenue growth of $0.8 million, as this business is increasing its development and delivery of prototype fuel cell heat exchange products. During the first quarter of fiscal 2007, the Company recorded a loss from operations within the Other segment totaling $5.0 million, which increased $0.9 million from the $4.1 million loss from operations recorded in the first quarter of fiscal 2006. The increase was primarily driven by $1.6 million of costs incurred related to the Taiwan closure during the first quarter of fiscal 2007 ($0.8 million recorded in cost of sales, $0.8 million recorded in restructuring charges). Reductions in SG&A expenses and growth in fuel cell operating income during the first quarter of fiscal 2007 partially offset these closure costs.

Outlook for the Remainder of the Year
Fiscal 2007 sales volumes are anticipated to continue to be very strong, consistent with the trend experienced over the past two years. We are encouraged by positive influences from new business wins and the development of new technology platforms. In addition, the accretive acquisition of Radiadores Visconde Ltda. will continue to benefit our sales volumes in fiscal 2007. Fiscal 2007 will have ongoing challenges at the gross profit and operating income levels, including continued high commodity prices, energy costs and health care costs, and pressures primarily from automotive customers for price-downs on our products. We will continue to pursue material cost pass-throughs with our customers, negotiate price reductions with our suppliers, and expand our hedging strategies to offset some of these pricing challenges. Fiscal 2007 will be a transition year with the ongoing implementation of our global competitiveness program. While the implementation of this program will result in incurring additional short-term expenditures in employee, asset, and other related costs, these planned actions will make us a more cost competitive, innovative and efficient technology provider in future years. During fiscal 2007, we anticipate incurring $7.2 million of charges related to our announced plans under our global competitiveness program.

Liquidity and Capital Resources
Cash flows from operating activities for the quarter ended June 26, 2006 were $6.1 million compared to $22.3 million one year ago. The differences were a result of increased working capital needs, mainly in the areas of inventory and accounts receivable. During the first quarter of fiscal 2007, the Company built inventory levels in advance of the upcoming heating season for its HVAC&R business and as part of the strategy to mitigate possible production disruption from labor negotiations that are ongoing in Korea. The accounts receivable balance increased in the first quarter as well. This increase was driven by multiple factors. The Company has been aggressive in its efforts to pass commodity price increases to customers and to manage its prices to its customers in a competitive fashion. In the quarter, this resulted in delays in payments as the Company engaged in commercial negotiations with some customers and the customers completed the process of setting up new prices in their systems for payment on sales already made. Consistent with its revenue recognition policy, the Company recognizes revenue and establishes corresponding receivables for these sales only when collectibility from the customer is reasonably assured. The Company makes appropriate provisions for any accounts for which this reasonable assurance is in question, whether based on historical data or a specific customer situation. Also impacting the accounts receivable balance in the quarter was the shifting of production from the Company’s former Bensalem, Pennsylvania facility (part of the May 2005 Airedale acquisition) into other U.S. facilities and the corresponding shift of the Bensalem receivables management systems to the Company’s corporate headquarters.

The acquisition of the 50 percent of Radiadores Visconde Ltda. the Company did not already own in May, 2006, was financed through the utilization of existing credit lines. The purchase price, net of cash acquired, was $11.0 million, plus the incurrence of a $2.0 million note which is payable in 24 months. Also financed during the first quarter were stock repurchases of $8.7 million and dividend payments of $5.7 million.

Working capital of $149.7 million at the end of the first quarter of fiscal 2007 was higher than the prior year-end balance of $117.2 million, primarily due to assets capitalized in conjunction with the Company’s acquisition of Radiadores Visconde and increased working capital needs mentioned above. Compared with the prior year, inventory turns increased from 9.3 to 13.7 and days sales outstanding increased from 53 days to 56 days.

At June 26, 2006, the Company had capital expenditure commitments of $37.2 million for the remainder of the fiscal year. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense. In fiscal 2007, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the significant number of new platforms which are being launched.

The Company expects cash flow to improve during the balance of the fiscal year and to meet its future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. Modine believes that its internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

Debt
Outstanding debt increased $27.7 million to $185.5 million from the March 31, 2006 balance of $157.8 million. An increase of $34.0 million in domestic long-term debt accounted for this change, offset by a decrease of $6.3 million in international long-term and short-term debt. During the first quarter of fiscal 2007, additional net borrowings of $34.0 million were made on existing domestic credit lines primarily to finance the Radiadores Visconde Ltda. acquisition and the share repurchase program. International long-term debt decreased $5.9 million during the quarter as the Company lowered the outstanding debt balance in Europe, which was partially offset by debt acquired in the Radiadores Visconde purchase. International short-term debt decreased $0.4 million during the quarter.

Consolidated available lines of credit decreased $17.1 million to $177.3 million since March 31, 2006. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $252.3 million. Domestically, Modine's unused lines of credit decreased $34.0 million to $132.0 million, due to the borrowings mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $45.3 million, in aggregate at June 26, 2006. At June 26, 2006, total debt-to-capital (capital = debt + shareholders equity) was 26.3 percent compared with 23.8 percent at the end of fiscal 2006.

Off-Balance Arrangements
None.

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs-An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company was required to adopt SFAS No. 153 for non-monetary asset exchange occurring in the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company adopted SFAS No. 154 in the first quarter of fiscal 2007. The adoption of this statement did not have a material impact of the Company’s financial condition or results of operations.

In December 2004, the FASB issued a revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123 (R) in the first quarter of fiscal 2007. Under SFAS No. 123(R), the Black-Scholes option pricing model will be used to determine the grant-date fair value of stock option awards, and a lattice-based model will be used to determine the grant-date fair value of performance awards based on external market indexes. Utilizing these models, we recorded compensation expense of approximately $1.2 million during the first quarter of fiscal 2007 under the provisions of SFAS No. 123(R), which is $0.8 million higher than what would have been recognized had SFAS No.123(R) not been effective in the first quarter of fiscal 2007. A cumulative catch-up adjustment, net of tax, of $0.1 million was recorded during the first quarter in conjunction with the adoption of this literature.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company is required to adopt FIN 48 in the first quarter of fiscal 2008, and is currently assessing the impact of adopting this interpretation.

On July 26, 2006, the FASB affirmed its previous decision to make the recognition provision of its proposed standard, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, as amendment of FASB Statements No. 87, 88, 106 and 132(R), effective for public companies (as defined in FASB Statement No. 123 (revised 2004), Share based Payment) for fiscal years ending after December 15, 2006. Accordingly, Modine will be required to apply the new standard, which is expected to be issued on or before September 26, 2006, to its fiscal 2007 financial statements and recognize on its balance sheet the funded status of its pension and postretirement plans. The anticipated impact of adopting this proposed standard, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to increase total liabilities and reduce total equity by $117.0 million. We do not anticipate the adoption of the proposed standard will have an adverse impact on existing loan covenants.

Contractual Obligations
There have been no material changes to our contractual relations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Forward Looking Statements
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

• Work stoppages or interference at Modine or Modine’s major customers or suppliers;

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

Foreign Currency Risk Management
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable currency translation adjustments recorded for the three months ended June 26, 2006 and unfavorable adjustment for the twelve months ended March 31, 2006 were $12.6 million and $19.1 million, respectively. As of June 26, 2006 and March 31, 2006, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $80.1 million and $57.3 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.0 million and $5.7 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

June 26, 2006
Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$98	$150	$171	$193	$215	$2,106	$2,933
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (reais)	-	$77	$832	-	$104	-	$1,013
Average interest rate	-	12.10%	10.95%	-	12.10%	-	-
Variable rate (euro)	-	-	-	$29,476	-	-	$29,476
Average interest rate	-	-	-	3.76%	-	-	-
Variable rate (reais)	$120	$103	$86	-	-	-	$309
Average interest rate	13.04%	11.50%	12.50%	-	-	-	-

In addition to the external borrowing, the Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At June 26, 2006, the Company had a 33.7 billion won ($35.1 million), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This derivative instrument expires on August 29, 2006. Prior to December 15, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH, had an 11.1 million euro ($14.7 million), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. On December 15, 2005, this loan was paid in full. For the three months ended June 26, 2005, the Company recorded in "other income - net" foreign currency transaction gains of $0.7 million.

Interest Rate Risk Management
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

June 26, 2006
Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$98	$150	$171	$193	$215	$2,106	$2,933
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (reais)	-	$77	$832	-	$104	-	$1,013
Average interest rate	-	12.10%	10.95%	-	12.10%	-	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$75,000	$75,000
Average interest rate	-	-	-	-	-	4.91%	-
Variable rate (euro)	-	-	-	$29,476	-	-	$29,476
Average interest rate	-	-	-	3.76%	-	-	-
Variable rate (reais)	$120	$103	$86	-	-	-	$309
Average interest rate	13.04%	11.50%	12.50%	-	-	-	-
Variable rate (U.S. dollars)	-	$3,000	-	$68,000	-	-	$71,000
Average interest rate	-	4.16%	-	6.19%	-	-	-

Credit Risk Management
Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 54 percent of the trade receivables balance at June 26, 2006 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk Management
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

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's recent acquisition of the remaining 50% of Radiadores Visconde Ltda. During the first quarter, the Brazilian Real strengthened against the U.S. dollar by approximately nine percent. Going forward, the Company will focus more intently on monitoring economic conditions in low cost countries as the company seeks to expand its global manufacturing footprint to various low cost areas. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

Commodity Price Risk Management
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. In fiscal 2007, the Company initiated an aluminum hedging strategy by entering into fixed price contracts to help offset the continuation of rapidly accelerating commodity prices. In addition, the Company entered into fixed price contracts to hedge against changes in natural gas over the up coming winter months... The Company does maintain agreements with certain OEM customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from OEM customers to abide by these agreements and pay the full amount of the price increases.

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

As of June 26, 2006, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed above under the section entitled “Foreign Currency Risk”. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of June 26, 2006, there were no outstanding euro-denominated borrowings.

Cash Flow Hedges: As further noted above under the section entitled “Commodity Price Risk,” the Company entered into forward contracts in the first quarter of fiscal 2007 for approximately 30 percent of our forecasted purchases of aluminum, and for our forecasted natural gas purchases over the winter months of fiscal 2007. These forward contracts have been treated as cash flow hedges in the consolidated financial statements.

Item 4. Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 26, 2006.

Changes In Internal Control Over Financial Reporting
During the first quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Recent Developments

Behr Patent Infringement Litigation

With a brief dated November 16, 2004, Behr GmbH & Co. K.G. sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities are asserting that the Behr patent described above is null and void and, therefore, Modine has not infringed and is not infringing any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in the second quarter of fiscal 2007.

In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. A decision by the Court is expected by mid-August 2006. Should the Court find in Modine’s favor, and invalidate the patent, Behr, unless successful in an appeal, would no longer be able to pursue its patent infringement claim.

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

Personal Injury Action

The Company was named as a defendant, along with Rohm & Haas Company, Morton International, and Huntsman Corp., in eight separate personal injury actions that were recently filed in Philadelphia County, Pennsylvania Court of Common Please (“PCCP”): Freund v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3603; Branham, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3590; Milliman v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3606, Weisenberger, et. al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3600; Weisheit v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3596; Wierschke v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3591; DiBlasi, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2078; and  Depaepe, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2081. These cases allege personal injury due to exposure to certain solvents that were allegedly released to groundwater and air for an undetermined period of time. Under similar facts as the PCCP cases but alleging a federal putative class action, the Company was named as a defendant, along with Rohm & Haas Company, Morton International, and Huntsman Corp., in the United States District Court for the Eastern District of Pennsylvania in Gates, et al. v. Rohm and Haas Company, et al., Case No. 06-1743.

The Company is in the earliest states of discovery with these cases. As such, it is premature to provide further analysis concerning these claims. The Company intends to aggressively defend these cases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its first quarter of fiscal 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 26, 2006	170,000 (1)	$28.76 (3)	170,000 (1)	2,777,769 (4)

April 27 - May 26, 2006	134,714 (1)(2)	$27.97 (3)	120,000(1)	2,657,769 (4)

May 27 - June 26, 2006	1,721 (2)	$23.50	----	2,657,769 (4)

Total	306,435 (1)(2)	$28.38 (3)	290,000 (1)

(1) Includes purchases made through the share purchase program announced on January 26, 2006,where the Company may purchase up to an additional 10% of its outstanding shares over an 18 month period.

(2) Shares purchased from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

(3) The stated price does not include commission paid.

(4) The stated figure represents the amount remaining under the 10 percent share repurchase program. The Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 370,030, with a value of $8,484,788 at July 19, 2006. The tax withholding obligation on such shares is approximately 40 percent of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25% per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 19, 2006. A quorum was present at the Annual Meeting with 29,255,026 shares out of 32,934,152 (88.83 percent) entitled to cast votes represented either in person or by proxy.

The shareholders voted to elect Frank W. Jones, Dennis J. Kuester and Michael T. Yonker to serve as directors until the 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. The results of the vote were as follows:

Director	Votes For	Votes Withheld
Frank W. Jones	28,475,327	779,698
Dennis J. Kuester	28,237,893	1,017,133
Michael T. Yonker	28,456,463	798,562

The terms of office as directors of Richard J. Doyle, Gary L. Neale, David B. Rayburn, Frank P. Incropera, Vincent L. Martin and Marsha C. Williams continued after the meeting.

Also at the Annual Meeting, the shareholders  ratified PricewaterhouseCoopers LLP as the Company’s independent auditors with 28,771,802 votes for ratification, 433,590 votes against and 49,634 votes abstaining.

Item 6. Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
3.1	Bylaws.		X

31(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President, Finance
and Chief Financial Officer *

Date: August 7, 2006

* Executing as both the principal financial officer and a duly authorized officer of the Company