Form 10-Q
period 2006-09-26
MODINE MANUFACTURING CO
filed 2006-11-06
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2006

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,763,068 at November 2, 2006.

MODINE MANUFACTURING COMPANY
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - September 26, 2006 and March 31, 2006
Consolidated Statements of Earnings -
For the Three and Six Months Ended September 26, 2006 and 2005
Condensed Consolidated Statements of Cash Flows -
For the Six Months Ended September 26, 2006 and 2005
Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Signature

PART I . FINANCIAL INFORMATION.

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 26, 2006 and March 31, 2006
(In thousands, except per share amounts)
(Unaudited)
	September 26, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$18,426	$30,798
Short term investments	2,612	-
Trade receivables, less allowance for doubtful accounts of $1,828 and $1,511	253,208	254,681
Inventories	122,653	90,227
Deferred income taxes and other current assets	49,687	36,489
Total current assets	446,586	412,195
Noncurrent assets:
Property, plant and equipment – net	505,971	467,600
Investment in affiliates	17,157	41,728
Goodwill	65,744	52,256
Other intangible assets – net	13,884	12,735
Prepaid pension costs	57,881	59,894
Other noncurrent assets	17,686	5,687
Total noncurrent assets	678,323	639,900
Total assets	$1,124,909	$1,052,095
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$8,317	$5,983
Long-term debt – current portion	733	125
Accounts payable	177,093	187,048
Accrued compensation and employee benefits	69,026	56,835
Income taxes	8,067	13,169
Accrued expenses and other current liabilities	40,298	31,789
Total current liabilities	303,534	294,949
Noncurrent liabilities:
Long-term debt	178,269	151,706
Deferred income taxes	42,886	38,424
Pensions	31,568	28,933
Postretirement benefits	20,499	20,085
Other noncurrent liabilities	25,660	12,573
Total noncurrent liabilities	298,882	251,721
Total liabilities	602,416	546,670
Commitments and contingencies (See Notes 16 & 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,806 and 33,210 shares	20,482	20,756
Additional paid-in capital	55,348	52,459
Retained earnings (see Note 1)	438,082	433,405
Accumulated other comprehensive income	21,141	10,017
Treasury stock at cost: 424 and 404 shares	(11,714)	(11,212)
Deferred compensation trust	(846)	-
Total shareholders' equity	522,493	505,425
Total liabilities and shareholders' equity	$1,124,909	$1,052,095

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three and six months ended September 26, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 26		Six months ended September 26
	2006	2005	2006	2005
Net sales	$437,512	$404,152	$867,905	$800,990
Cost of sales	369,001	324,366	723,298	640,932
Gross profit	68,511	79,786	144,607	160,058
Selling, general, and administrative expenses	61,010	56,651	116,072	107,204
Restructuring charges	1,375	-	2,225	-
Income from operations	6,126	23,135	26,310	52,854
Interest expense	(2,417)	(1,837)	(4,427)	(3,381)
Other income – net	1,382	607	2,891	3,278
Earnings from continuing operations before income taxes	5,091	21,905	24,774	52,751
(Benefit from) provision for income taxes	(7,278)	7,583	(3,892)	17,731
Earnings from continuing operations	12,369	14,322	28,666	35,020
Earnings from discontinued operations (net of income taxes)	-	404	-	457
Loss on spin off of discontinued operations	-	(54,068)	-	(54,068)
Cumulative effect of accounting change (net of income taxes)	-	-	70	-
Net earnings (loss)	$12,369	$(39,342)	$28,736	$(18,591)

Earnings (loss) per share of common stock – basic:
Continuing operations	$0.38	$0.42	$0.89	$1.02
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	(1.57)	-	(1.57)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – basic	$0.38	$(1.14)	$0.89	$(0.54)

Earnings (loss) per share of common stock – diluted:
Continuing operations	$0.38	$0.41	$0.89	$1.01
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	(1.56)	-	(1.56)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – diluted	$0.38	$(1.14)	$0.89	$(0.54)

Dividends per share	$0.175	$0.175	$0.350	$0.350

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 26, 2006 and 2005
(In thousands)
(Unaudited)
	Six months ended September 26
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$28,736	$(18,591)
Adjustments to reconcile net earnings (loss) with net cash
provided by operating activities:
Depreciation and amortization	34,965	36,145
Loss on spin off of Aftermarket business	-	54,068
Other – net	(6,440)	1,523
Net changes in operating assets and liabilities, excluding
acquisitions and dispositions	(23,496)	(23,153)
Net cash provided by operating activities	33,765	49,992

Cash flows from investing activities:
Expenditures for property, plant and equipment	(38,958)	(30,136)
Acquisitions, net of cash acquired	(11,096)	(37,491)
Spin off of Aftermarket business	-	(3,725)
Proceeds from dispositions of assets	19	-
Other – net	146	198
Net cash used for investing activities	(49,889)	(71,154)

Cash flows from financing activities:
Short-term debt	1,951	-
Additions to long-term debt	82,600	78,000
Reductions of long-term debt	(59,951)	(18,000)
Bank overdrafts	2,483	4,526
Proceeds from exercise of stock options	1,175	8,597
Repurchase of common stock, treasury and retirement	(12,580)	(24,261)
Cash dividends paid	(11,351)	(12,140)
Settlement of derivative contracts	(128)	(1,794)
Excess tax benefits from stock-based compensation	202	-
Net cash provided by financing activities	4,401	34,928

Effect of exchange rate changes on cash	(649)	(2,393)
Net (decrease) increase in cash and cash equivalents	(12,372)	11,373
Cash and cash equivalents at beginning of period	30,798	55,091
Cash and cash equivalents at end of period	$18,426	$66,464

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per-share amounts)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

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

On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. As a result of this spin off, the condensed consolidated financial statements and related notes have been restated to present the results of the Aftermarket business as a discontinued operation. Accordingly, the operating results of the Aftermarket business have been included in earnings from discontinued operations, (net of income taxes) in the consolidated statement of earnings for the three and six months ended September 26, 2005.

In the second quarter of fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $54.1 million. The amount of the non-cash charge was comprised of the following: $50.4 million to reflect the difference between the value which Modine shareholders received in the new company of $51.3 million, a function of the stock price of Transpro at the closing, and the $101.7 million in asset carrying value of Modine’s Aftermarket business; $3.2 million of foreign currency translation loss recognized at the date of the transaction; and $0.5 million of estimated unreimbursed transaction expense.

Note 2: Significant Accounting Policies

Tooling costs: Modine accounts for pre-production tooling costs as a component of property, plant and equipment - net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program. At September 26, 2006 and 2005, the company-owned tooling totaled $16,274 and $13,332, respectively. In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment. The Company accounts for these upfront, customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At September 26, 2006 and 2005, the receivable related to customer-owned tooling totaled $7,360 and $12,200, respectively.

Stock-based compensation: Effective April 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” Modine began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. The effect of this change, from the “intrinsic-value-based method” previously used by the Company, on the results for the three and six months ended September 26, 2006 are as follows:

	Three months ended September 26, 2006
			Impact on
	Fair	Intrinsic	earnings from
	value	value	adoption of
	method	method	SFAS No. 123(R)
Stock-based compensation expense effect on:
Income from continuing operations before taxes	($1,255)	($734)	($521)
Income from continuing operations	($768)	($449)	($319)
Net earnings	($768)	($449)	($319)

Earnings per share effect:
Basic earnings per share	($0.02)	($0.01)	($0.01)
Diluted earnings per share	($0.02)	($0.01)	($0.01)

	Six months ended September 26, 2006
			Impact on
	Fair	Intrinsic	earnings from
	value	value	adoption of
	method	method	SFAS No. 123(R)
Stock-based compensation expense effect on:
Income from continuing operations before taxes	($2,452)	($1,173)	($1,279)
Income from continuing operations	($1,500)	($718)	($782)
Net earnings	($1,500)	($718)	($782)

Earnings per share effect:
Basic earnings per share	($0.05)	($0.02)	($0.03)
Diluted earnings per share	($0.05)	($0.02)	($0.03)

The Company adopted SFAS No. 123(R) using the “modified prospective method” and, as a result, financial results for periods prior to fiscal 2007 were not restated for this accounting change. The modified prospective method requires compensation cost to be recognized beginning on the effective date for (a) all new share-based awards granted after the effective date and to previously issued awards that are modified, repurchased or cancelled after that date and for (b) outstanding share-based awards on the effective date that are unvested because the requisite service period has not been completed. Compensation cost recorded on the unvested awards ((b) above) is based on the grant-date fair value determined under SFAS No. 123 and previously reported in the Company’s pro forma disclosures. Stock-based compensation expense is recognized using the straight-line attribution method and remains unchanged from the method used in prior years except for the requirement under SFAS No. 123(R) to estimate forfeitures rather than record them as they occur. This expense has not been allocated to the various segments, but is reflected in corporate as administrative expense.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits realized for the tax deductions from option exercises and stock award vesting for the three and six months ended September 26, 2006 were $27 and $202, respectively. During the three months ended September 26, 2006 and 2005, the Company recognized total income tax benefits related to stock-based compensation awards of $488 and $469, respectively. During the six months ended September 26, 2006 and 2005, the Company recognized total income tax benefits related to stock-based compensation awards of $953 and $700, respectively.

Prior to fiscal 2007, the Company had adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring SFAS No. 123 pro forma disclosure recognizing compensation expense for stock options under the fair-value based method. The pro forma net income and net income per share of common stock for the three and six months ended September 26, 2005 would have been as follows:

	Three months	Six months
	ended	ended
	September 26, 2005	September 26, 2005

Earnings from continuing operations, as reported	$14,322	$35,020
Compensation expense for stock awards as reported, net of tax	1,198	1,777
Stock compensation expense under fair value method, net of tax	(1,198)	(1,993)
Earnings from continuing operations, pro forma	$14,322	$34,804

Net loss, as reported	$(39,342)	$(18,591)
Compensation expense for stock awards as reported, net of tax	1,210	1,804
Stock compensation expense under fair value method, net of tax	(1,210)	(2,020)
Net loss, pro forma	$(39,342)	$(18,807)

Net earnings per share from continuing operations (basic), as reported	$0.42	$1.02
Net earnings per share from continuing operations (basic), pro forma	$0.42	$1.02

Net loss per share (basic), as reported	$(1.14)	$(0.54)
Net loss per share (basic), pro forma	$(1.14)	$(0.55)

Net earnings per share from continuing operations (diluted), as reported	$0.41	$1.01
Net earnings per share from continuing operations (diluted), pro forma	$0.41	$1.00

Net loss per share (diluted), as reported	$(1.14)	$(0.54)
Net loss per share (diluted), pro forma	$(1.14)	$(0.54)

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

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No.
06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which requires that a company disclose its accounting policy for the statement of earnings presentation of taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any taxes reported on a gross basis (included in revenues and costs), disclosure of the amount of taxes recorded within these categories is required. The Company is required to apply this EITF in the fourth quarter of fiscal 2007 and is currently evaluating the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The Company is required to adopt this aspect of SFAS No. 158 for the fiscal year ending March 31, 2007. The anticipated impact of adopting this statement, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to increase total liabilities and reduce total shareholders’ equity by $116,996. The Company does not anticipate the adoption of this statement will have an adverse impact on existing loan covenants. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009. The Company currently uses December 31 as the measurement date for its pension and postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s fiscal year ending March 31, 2007. The Company has elected early adoption of the provisions of SAB No. 108 during the second quarter of fiscal 2007. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects at April 1, 2006 of applying the guidance in SAB No. 108:

	Period in which the
	Misstatement Originated (1)
	Cumulative			Adjustment
	Prior to	Year Ended March 31,		Recorded as of
	April 1, 2004	2005	2006	April 1, 2006

Fixed assets (2)	$482	$324	$732	$1,538
Vacation (3)	-	-	510	510
Inventory (4)	-	-	456	456
Administrative expenses (5)	-	-	124	124
Deferred income taxes (6)	(166)	(112)	(575)	(853)
Impact on net income (7)	$316	$212	$1,247
Retained earnings (8)				$1,775

(1)	The Company has concluded that these errors were immaterial, individually and in the aggregate, to all periods prior to April 1, 2006.
(2)
The Company was not properly accounting for the disposal of fixed assets within its Original Equipment - Europe segment. As a result of this error, pretax income was overstated by $482 (cumulatively) in fiscal years prior to 2005, by $324 in fiscal 2005 and by $732 in fiscal 2006. The Company recorded a $1,538 reduction of our fixed assets for disposals not previously recognized as of April 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3)
The Company was not properly recording its vacation accrual within its Original Equipment - Asia segment. As a result of this error, pretax income was overstated by $510 in fiscal 2006. The Company recorded a $510 increase in our vacation liability as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.  This includes $125 which was previously recorded in the first quarter of fiscal 2007.

(4)
The Company did not properly recognize a $456 reduction in inventory at one operating location within the Original Equipment - Americas segment which was identified as a result of a physical inventory performed on September 26, 2006. As a result of this error, pretax income was overstated by $456 in fiscal 2006. The Company recorded a $456 reduction in our inventory balance as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

(5)
As a result of a clerical error, the Company improperly capitalized certain Corporate administrative charges, consisting primarily of salaries and miscellaneous office expenses, within accounts receivable at March 31, 2006. As a result of this error, pretax income was overstated by $124 in fiscal 2006. The Company recorded a $124 reduction in our accounts receivable balance as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

(6)
As a result of the misstatements previously described, our provision for income taxes was overstated by $166 (cumulatively) in fiscal years prior to 2005, by $112 in fiscal 2005 and by $575 in fiscal 2006. The Company recorded an increase in our deferred income tax assets in the amount of $853 as of April 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

(7)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(8)
Represents the net reduction to retained earnings recorded as of April 1, 2006 to reflect the initial adoption of SAB No. 108.

While the amounts above are considered immaterial to prior periods, they have been corrected through the cumulative effect adjustment upon adoption of SAB No. 108 as recording these amounts in fiscal 2007 as out-of-period adjustments would have had a material effect on the annual results of operations for fiscal 2007.

The following is a rollforward of the retained earnings balance from March 31, 2006 through September 26, 2006 reflecting the net reduction in retained earnings as a result of adopting SAB No. 108:

Retained earnings, March 31, 2006         $433,405
SAB No. 108 cumulative effect            (1,775)
Net earnings                    28,736
Cash dividends                   (11,351)
Stock repurchase program            (10,933)
Retained earnings, September 26, 2006     $438,082

Certain of the adjustments included above also resulted in an error in the first quarter of fiscal 2007. This error represented an overstatement of net income for the first quarter of fiscal 2007 totaling approximately $600, which was corrected in the second quarter of fiscal 2007.

 Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended September 26, 2006 and 2005 were $2,179 and $1,232, respectively. Modine’s contributions to the defined contribution employee benefit plans for the six months ended September 26, 2006 and 2005 were $4,212 and $2,215, respectively.

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee. The Company recorded a pension curtailment charge of $700 during the three months ended September 26, 2006 to reflect the impact of this upcoming closure on the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees. This program included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program. The Company recorded a charge of $940 during the three months ended September 26, 2006 to reflect this enhanced pension benefit.

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 26, 2006 and 2005 include the following:

	Three months ended September 26				Six months ended September 26
	Pension		Postretirement		Pension		Postretirement
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,109	$1,829	$97	$93	$2,215	$3,824	$194	$192
Interest cost	3,790	3,159	482	519	7,577	6,608	963	1,067
Expected return on plan assets	(4,764)	(4,184)	-	-	(9,528)	(8,745)	-	-
Amortization of:
Unrecognized net loss	1,428	1,088	128	148	2,856	2,272	257	305
Unrecognized prior service cost	-	(10)	-	-	-	(21)	-	-
Unrecognized net asset	(7)	(5)	-	-	(14)	(12)	-	-
Adjustment for curtailment	700	-	-	-	700	-	-	-
Enhanced pension benefit	940	-	-	-	940	-	-	-
Net periodic benefit cost	$3,196	$1,877	$707	$760	$4,746	$3,926	$1,414	$1,564

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

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares. Shares being repurchased through the share repurchase program are being returned to the status of authorized but unissued shares. Under the Company’s 2002 Incentive Stock Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, 1,522 shares and 234 shares, respectively, are available for the granting of additional options and awards.

Stock Options: All stock options granted under the plans as described above were vested on April 1, 2006, the date of adoption of SFAS No. 123(R), except those held by employees who have not completed one year of service. The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table:

	Three months ended		Six months ended
	September 26		September 26
	2006	2005	2006	2005

Expected life of options - years	N/A	5	N/A	5
Risk-free interest rate	N/A	3.69%	N/A	3.69%
Expected volatility of the Company's stock	N/A	35.75%	N/A	35.75%
Expected dividend yield on the Company's stock	N/A	2.77%	N/A	2.77%
Expected forfeiture rate	N/A	0%	N/A	0%

Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted. No stock options were granted by the Company in the first six months of fiscal 2007. For the three and six months ended September 26, 2006, Modine recorded $36 and $161, respectively, in compensation expense related to stock options which were outstanding but unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed. No compensation expense was recorded in the first six months of fiscal 2006 related to stock options.

The weighted average fair value of stock options granted in the first quarter of fiscal 2006 was $8.64 per option. No options were granted in the second quarter of fiscal 2006. The total fair value of stock options vesting for the three and six months ended September 26, 2006 were $23 and $324, respectively. As of September 26, 2006, the total compensation expense not yet recognized related to non-vested stock options was $33 and the weighted-average period in which the expense is expected to be recognized is approximately four months.

A summary of the stock option activity for the three and six months ended September 26, 2006 is as follows:

			Weighted
			average
	Weighted		remaining	Aggregate
	average		contractual	intrinsic
	option price	Options	years	value
Three months ended September 26, 2006
Outstanding June 26, 2006	$27.19	2,544
Granted	-	-
Exercised	22.63	(36)
Forfeited	28.01	(126)
Outstanding September 26, 2006	$27.21	2,382	5.5	$2,269

Exercisable September 26, 2006	$27.20	2,369	5.5	$2,269

			Weighted
			average
	Weighted		remaining	Aggregate
	average		contractual	intrinsic
	option price	Options	years	value
Six months ended September 26, 2006
Outstanding March 31, 2006	$27.10	2,565
Granted	-	-
Exercised	20.58	(57)
Forfeited	28.01	(126)
Outstanding September 26, 2006	$27.21	2,382	5.5	$2,269

Exercisable September 26, 2006	$27.20	2,369	5.5	$2,269

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of Modine common shares on the last trading day of the second quarter of fiscal 2007 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. The aggregate value shown is not recorded for financial statement purposes under SFAS No. 123(R) and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the three and six months ended September 26, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	September 26		September 26
	2006	2005	2006	2005

Intrinsic value of stock options exercised	$16	$3,026	$157	$3,380
Proceeds from stock options exercised	$823	$7,173	$1,175	$8,597

Restricted Stock: A summary of the restricted stock activity for the three and six months ended September 26, 2006 is as follows:

	Weighted	Shares
	average	subject to
	price	restrictions
Three months ended September 26, 2006
Non-vested at June 26, 2006	$24.14	372
Granted	22.93	8
Vested	25.84	(16)
Forfeited	27.21	(14)
Non-vested at September 26, 2006	$20.34	350

	Weighted	Shares
	average	subject to
	price	restrictions
Six months ended September 26, 2006
Non-vested at March 31, 2006	$22.50	433
Granted	22.93	8
Vested	26.49	(75)
Forfeited	27.45	(16)
Non-vested at September 26, 2006	$20.34	350

At September 26, 2006, Modine had approximately $7,124 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted average period of 3.1 years.

As required by SFAS No.123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.

Restricted Stock - Performance Based Shares: In fiscal 2006, the ONC changed the performance portion of the restricted stock award program lengthening the time horizon to a three-year period and establishing two performance measures - an EPS measure and a Total Shareholder Return (TSR) measure. Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved. A new performance period begins each year so multiple performance periods, with separate goals, operate simultaneously. For the three and six months ended September 26, 2006, Modine recorded $283 and $586, respectively, in compensation expense resulting from the TSR portion of the performance award. No expense was recorded relative to the EPS portion of the performance award based upon current projections of probable attainment of this portion of the award. The fair value of the TSR portion of the award was estimated in fiscal 2007 using a Monte Carlo valuation model. In fiscal 2006, the compensation expense recorded was based upon variable accounting under APB No. 25. Because the fiscal 2006 performance shares were unvested on the adoption date of SFAS No. 123(R), the Monte Carlo method was used to determine the fair value for recording compensation expense in fiscal 2007. The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2006	May 2005
	Grant	Grant

Expected life of award - years	3	3
Risk-free interest rate	4.96%	3.75%
Expected volatility of the Company's stock	31.40%	40.70%
Expected dividend yield on the Company's stock	2.19%	2.13%
Expected forfeiture rate	5.00%	5.00%

At September 26, 2006, Modine had approximately $2,408 of total unrecognized compensation cost related to non-vested restricted stock. That cost is expected to be recognized over a weighted average period of 2.1 years.

Note 5: Other Income - Net

Other income - net was comprised of the following:

	Three months ended September 26		Six months ended September 26
	2006	2005	2006	2005
Equity in earnings of non-consolidated affiliates	$380	$1,524	$1,416	$2,557
Interest income	190	627	479	842
Foreign currency transactions	709	(1,703)	717	(374)
Other non-operating income - net	103	159	279	253
Total other income - net	$1,382	$607	$2,891	$3,278

Note 6: Income Taxes

The provision for income taxes from continuing operations for the second quarter ended September 26, 2006 and 2005 was a benefit of $7,278 and expense of $7,583, respectively. During the three months ended September 26, 2006 and 2005, the Company’s effective income tax rate attributable to earnings from continuing operations was (143.0) percent and 34.6 percent, respectively. The effective tax rate for the second quarter of fiscal 2007 includes a non-recurring decrease resulting from an approximate $8,000 U.S. tax benefit that became available based upon the worthlessness of the stock of the Company’s Taiwan business upon the closure of this facility. This decrease, together with a decrease in foreign and state income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions, was partially offset by an increase in the valuation allowance related to certain foreign tax loss carryforwards.

The provision for income taxes from continuing operations for the six months ended September 26, 2006 and 2005 was a benefit of $3,892 and expense of $17,731, respectively. During the six months ended September 26, 2006 and 2005, the Company’s effective income tax rate attributable to earnings from continuing operations was (15.7) percent and 33.6 percent, respectively. The effective tax rate for the first six months of fiscal 2007 includes a non-recurring decrease resulting from the closure of the Company’s Taiwan facility and a decrease resulting from the recognition of a tax benefit related to net operating losses in Brazil that were previously unavailable. These net operating losses became available in connection with the fiscal 2007 first quarter acquisition of the remaining 50% of Radiadores Visconde Ltda. and future tax restructuring of the Brazilian operations.

The following is a reconciliation of the effective tax rate for the three and six months ended September 26, 2006 and 2005:

	Three months ended September 26		Six months ended September 26
	2006	2005	2006	2005
Statutory federal tax	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(11.9)	(0.4)	(2.3)	0.5
Taxes on non-U.S. earnings and losses	(15.4)	0.2	(6.6)	(3.2)
Valuation allowance	5.2	1.1	6.1	1.9
Worthless stock deduction	(156.5)	-	(32.2)	-
Net operating losses in Brazil	-	-	(14.3)	-
Other	0.6	(1.3)	(1.4)	(0.6)
Effective tax rate	-143.0%	34.6%	-15.7%	33.6%

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended September 26		Six months ended September 26
	2006	2005	2006	2005

Numerator:
Earnings from continuing operations	$12,369	$14,322	$28,666	$35,020
Earnings from discontinued operations	-	404	-	457
Loss on spin off of discontinued operations	-	(54,068)	-	(54,068)
Cumulative effect of accounting change	-	-	70	-
Net earnings (loss)	$12,369	$(39,342)	$28,736	$(18,591)
Denominator:
Weighted average shares outstanding – basic	32,171	34,185	32,192	34,257
Effect of dilutive securities	59	594	96	448
Weighted average shares outstanding – diluted	32,230	34,779	32,288	34,705

Net earnings (loss) per share of common stock – basic:
Continuing operations	$0.38	$0.42	$0.89	$1.02
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	(1.57)	-	(1.57)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – basic	$0.38	$(1.14)	$0.89	$(0.54)

Net earnings (loss) per share of common stock – diluted:
Continuing operations	$0.38	$0.41	$0.89	$1.01
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	(1.56)	-	(1.56)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – diluted	$0.38	$(1.14)	$0.89	$(0.54)

The calculation of diluted earnings per share excluded 1,660 and 0 options for the three months ended September 26, 2006 and 2005, respectively, and 1,660 and 200 options for the six months ended September 26, 2006 and 2005, respectively, as the exercise price of these stock options was greater than the market price of the Company’s common stock on September 26, 2006, and were thus anti-dilutive. The calculation of diluted earnings per share also excludes 222 and 0 restricted stock awards for the three months ended September 26, 2006 and 2005, respectively, and 222 and 1,767 restricted stock awards for the six months ended September 26, 2006 and 2005 as these awards were anti-dilutive.

Note 8: Comprehensive Earnings

Comprehensive earnings (loss), which represent net earnings (loss) adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended September 26		Six months ended September 26
	2006	2005	2006	2005
Net earnings (loss)	$12,369	$(39,342)	$28,736	$(18,591)
Foreign currency translation	(176)	3,722	12,394	(14,500)
Cash flow hedges	(879)	(1,591)	(1,270)	(1,794)
Total comprehensive earnings (loss)	$11,314	$(37,211)	$39,860	$(34,885)

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 26, 2006	March 31, 2006
Raw materials	$55,623	$39,779
Work in process	32,726	29,435
Finished goods	34,304	21,013
Total inventories	$122,653	$90,227

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 26, 2006	March 31, 2006
Gross property, plant and equipment	$1,011,862	$940,319
Less accumulated depreciation	(505,891)	(472,719)
Net property, plant and equipment	$505,971	$467,600

Note 11: Acquisition

Effective May 4, 2006, Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, for a total net purchase price of $13,096. The acquisition was financed through cash generated through operations and borrowing on the Company’s revolving credit agreement. The purchase agreement also includes a $4,000 performance payment which is contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.

This 50 percent step acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. An intangible asset was recorded at the acquisition date for a tradename valued at $1,161 which is being amortized over five years. The purchase price allocation, which is preliminary, based primarily on the finalization of certain other intangible valuations, resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price. Accordingly, the $4,000 contingent performance payment has been recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096. The remaining excess by which the fair market values of assets and liabilities acquired exceeded the purchase price has been allocated as a reduction to the acquired long-lived assets on a pro-rata basis.

Prior to the acquisition, the Company accounted for its initial 50 percent investment in Radiadores Visconde Ltda. under the equity method. With the purchase of the remaining 50 percent, the Company ceased accounting for its investment in Radiadores Visconde Ltda. under the equity method and began accounting for its 100 percent ownership on a consolidated basis. The equity investment balance on May 4, 2006 totaled $26,650, and was allocated to the book value of the assets and liabilities previously owned. This resulted in the recognition of goodwill totaling $11,821 which consists of the excess of the initial 50 percent investment over the fair value of the assets and liabilities acquired. The goodwill is not deductible for income tax purposes.

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

The Radiadores Visconde Ltda. acquisition strongly fits into Modine’s geographic diversification goal of expanding the Company’s manufacturing footprint in lower-cost, emerging growth areas. This acquisition strengthens the Company as it provides an opportunity for Modine to follow its global customers to more geographic regions. In addition, this acquisition gives the Company the ability to transfer its global manufacturing and design standards to the Brazilian market, providing the Company with the opportunity to improve its position in this market and grow its on-highway and off-highway business. This acquisition is reported in the Original Equipment-Americas segment. For financial reporting purposes, Radiadores Visconde Ltda. is included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for the first six months of fiscal 2007 include two months of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and four months of consolidated activity reflecting the Company’s 100 percent ownership interest.

The following provides a preliminary allocation of the purchase price, including allocation of the equity investment balance as of the acquisition date:

Assets acquired:
Trade receivables – net		$15,210
Inventories		15,982
Other current assets		4,569
Property, plant and equipment – net		20,415
Goodwill (initial 50 percent already owned)		11,821
Tradename		1,161
Other noncurrent assets		161
Total assets		69,319

Liabilities assumed:
Accounts payable		10,420
Accrued compensation		2,788
Accrued expenses and other current liabilities		3,549
Other noncurrent liabilities		8,816
Total liabilities		25,573

Net assets acquired		43,746
Equity investment allocated to assets
acquired and liabilities assumed		26,650
Net purchase price		17,096

Recognized goodwill (purchased 50 percent)	$	---

For the twelve months ended December 31, 2005, Radidores Visconde Ltda.’s net sales were approximately $66,000, and its net earnings were approximately $4,000 over this same period. These results represent 4.2% of the Company’s net sales and 4.5% of the Company’s net earnings, after adjusting for equity earnings recognized, over this same twelve-month period of time.

Note 12: Restructuring, Plant Closures and Other Related Costs

In the first quarter of fiscal 2007, Modine announced a three year global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. The following exit and disposal activities were initiated during the first six months of fiscal 2007 under this program.

In April 2006, the Company announced a plan to relocate its Harrodsburg, Kentucky-based research and development (R&D) activities, which are reported in the Corporate and administrative section in the segment disclosure, into its technology center in Racine, Wisconsin. This was done in conjunction with the creation of a product-focused group to support the heating, ventilating, and air conditioning (HVAC) equipment needs of the truck and off-highway markets. The new group’s R&D activities, along with systems and applications engineering, will be located in Racine while production will remain in Harrodsburg. In conjunction with this plan, the Company anticipates incurring one-time termination benefits of approximately $200, and other closure costs totaling approximately $800. Total cash expenditures of approximately $900 are anticipated to be incurred in conjunction with this plan. During the three and six months ended September 26, 2006, approximately $200 and $300, respectively, of one-time termination benefits were charged to earnings related to this plan.

In May 2006, the Company announced the closure of its Taiwan facility, which manufactured high volume heat pipes for the personal computer and laptop markets through its electronic cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market. Operations ceased at this facility in July 2006, and approximately 200 employees have been affected by the action that should be completed during the third quarter of fiscal 2007. During the three and six months ended September 26, 2006, approximately $0 and $800, respectively, of one-time termination benefits and contract termination costs and approximately $500 and $1,300, respectively, of other closure costs were charged to earnings related to this plan. The Company anticipates incurring additional other closure costs totaling approximately $400 with the finalization of this closure in the third quarter of fiscal 2007. Total cash expenditures of approximately $1,400 will be incurred in conjunction with this plan, of which the majority of this has already been paid. Upon completion of this closure in the third quarter of fiscal 2007, the Company will have incurred one-time termination benefits of approximately $500, contract termination costs of approximately $300, and other closure costs totaling approximately $1,700.

In May 2006, the Company offered a voluntary enhanced early retirement program to approximately 200 U.S. salaried employees. The program was accepted by approximately 50 employees in the U.S.  Retirement dates extend from August 2006 through March 2007. During the three and six months ended September 26, 2006, charges of approximately $1,500 and $1,900, respectively, were recorded related to employees who accepted the early retirement program. Total cash expenditures of approximately $900 are anticipated to be incurred under this program.

In July 20, 2006, the Company announced plans to build a new facility adjacent to its current Nuevo Laredo, Mexico facility. In addition, the Company announced the closing of the Richland, South Carolina plant by consolidating production into the McHenry, Illinois facility to gain scale efficiencies in its U.S. manufacturing platform. The Company also announced the closing its facility in Clinton, Tennessee, based on the anticipated phase out of certain customer programs over the 2007-2009 periods. These announcements are anticipated to result in approximately $8,000 in pre-tax charges over the closure period, consisting of approximately $2,500 of employee-related costs, approximately $1,500 of asset-related costs and approximately $4,000 of other related costs. During the three and six months ended September 26, 2006, approximately $1,300 of one-time termination benefits, a pension curtailment charge of $700, and other closure costs of approximately $200 were recorded related to these plans. The actions should be completed by the end of fiscal 2009, and will result in cash-related expenditures totaling approximately $7,000.

Changes in the accrued restructuring liability during the three and six months ended September 26, 2006 were comprised of the following related to the above described restructuring activities:

Three Months ended September 26, 2006
Termination Benefits:
Balance, June 27, 2006	$617
Additions	1,428
Adjustments	-
Payments	(604)
Balance, September 26, 2006	$1,441

Other Restructuring Charges:
Balance, June 27, 2006	$233
Additions	-
Adjustments	(3)
Payments	(8)
Balance, September 26, 2006	$222

Six Months Ended September 26, 2006
Termination Benefits:
Balance, April 1, 2006	$-
Additions	2,045
Adjustments	-
Payments	(604)
Balance, September 26, 2006	$1,441

Other Restructuring Charges:
Balance, April 1, 2006	$-
Additions	233
Adjustments	(3)
Payments	(8)
Balance, September 26, 2006	$222

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced in the three and six months ended September 26, 2006:

	Three months ended	Six months ended
	September 26, 2006	September 26, 2006
Restructuring charges:
Employee severance and related benefits	$1,378	$1,995
Contract termination costs	(3)	230
Total restructuring charges	1,375	2,225

Other repositioning costs:
Special termination benefits - early retirement	1,541	1,905
Accounts receivable write-off	(194)	57
Obsolete inventory charges	(196)	172
Fixed asset impairments/write-offs	713	713
Pension curtailment charge	700	700
Miscellaneous other closure costs	605	843
Total other repositioning costs	3,169	4,390

Total restructuring and other repositioning costs	$4,544	$6,615

The total restructuring and other repositioning costs of $4,544 and $6,615 were recorded in the consolidated statement of earnings for the three and six months ended September 26, 2006, respectively, as follows: $1,202 and $2,059 were recorded as a component of cost of sales; $1,967 and $2,331 were recorded as a component of selling, general and administrative expenses; and $1,375 and $2,225 were recorded as restructuring charges.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2007, by segment and in the aggregate, are summarized in the following table:

	OE-	OE-	OE-	Commercial
	Americas	Asia	Europe	HVAC&R	Other	Total

Balance, March 31, 2006	$23,769	$522	$7,942	$17,565	$2,458	$52,256
Acquisitions	11,821	-	-	-	-	11,821
Fluctuations in foreign currency	(208)	-	593	1,365	(83)	1,667
Balance, September 26, 2006	$35,382	$522	$8,535	$18,930	$2,375	$65,744

Intangible assets are comprised of the following:

	September 26, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,306)	$645	$3,951	$(3,175)	$776
Trademarks	10,257	(928)	9,329	9,679	(552)	9,127
Other intangibles	1,264	(186)	1,078	111	(111)	-
Total amortized intangible assets	15,472	(4,420)	11,052	13,741	(3,838)	9,903
Unamortized intangible assets:
Pension asset	2,832	-	2,832	2,832	-	2,832
Total intangible assets	$18,304	$(4,420)	$13,884	$16,573	$(3,838)	$12,735

The aggregate amortization expense for the three months ended September 26, 2006 and 2005 were $354 and $267, respectively. The aggregate amortization expense for the six months ended September 26, 2006 and 2005 were $538 and $408, respectively. Total estimated annual amortization expense expected for the remainder of fiscal year 2007 through 2012 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2007	$588
2008	1,169
2009	1,167
2010	911
2011	911
2012 & Beyond	6,306

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At September 26, 2006 and March 31, 2006, approximately 49 percent and 58 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies: In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At September 26, 2006, the Company had a 28.9 billion won ($30,605), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This collar was settled on August 29, 2006 for a loss of $1,139. On August 29, 2006, the Company entered into a new zero cost collar which expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan.

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

Commodity Derivatives: During the first quarter of fiscal 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the three and six months ended September 26, 2006, $353 and $128 of expense, respectively, was recorded in the consolidated statement of earnings related to the settlement of certain futures contracts. At September 26, 2006, $1,325 of unrealized losses remains deferred in other comprehensive income, and will be realized as a component of cost of sales over the next eight months.

Interest Rate Derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate. The contract was settled on September 1, 2005 with a loss of $1,794. The loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the ten-year life of the private placement borrowing. During the three and six months ended September 26, 2006, $28 and $55 of expense, respectively, was recorded in the consolidated statement of earnings. At September 26, 2006, $987 of unrealized losses remains deferred in other comprehensive income.

Note 16: Product Warranties and Other Commitments

Product warranties: Modine provides product warranties for its assorted product lines with warranty periods generally ranging from one to ten years. The Company accrues for estimated future warranty costs in the period in which the sale is recorded, and warranty expense estimates are forecasted based on the best information available using analytical and statistical analysis of both historical and current claim data. These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.

Changes in the warranty liability were as follows:

	Three months ended September 26
	2006	2005

Balance, June 26	$10,567	$13,666
Acquisitions	-	141
Accruals for warranties issued in current period	2,283	2,225
Accruals related to pre-existing warranties	(4)	(1,631)
Settlements made	(2,536)	(2,405)
Effect of exchange-rate changes on the warranty liability	(77)	(11)
Balance, September 26	$10,233	$11,985

	Six months ended September 26
	2006	2005

Balance, March 31	$10,893	$14,885
Acquisitions	527	380
Accruals for warranties issued in current period	4,073	4,766
Accruals related to pre-existing warranties	(12)	(3,163)
Settlements made	(5,412)	(4,435)
Effect of exchange-rate changes on the warranty liability	164	(448)
Balance, September 26	$10,233	$11,985

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnification obligations at September 26, 2006 is not material.

Commitments: At September 26, 2006, the Company had capital expenditure commitments of $32,336. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Note 17: Share Repurchase Program

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. No shares were repurchased under the anti-dilution portion of this program during fiscal 2007. On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time. During the three months ended September 26, 2006, 164 shares were purchased under this program at an average cost of $23.25 per share, or a total of $3,806. During the six months ended September 26, 2006, 454 shares were purchased under this program at an average cost of $26.60 per share, or a total of $12,067. The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring any shares acquired pursuant to these programs, and the retired shares are returned to the status of authorized but un-issued shares.

The Company continues to evaluate the potential for future purchases under these authorized programs based on our cash generating capabilities and indebtedness capacity, while balancing our key cash priorities of investment in the business for growth, acquisitions and dividends.

Note 18: Segment Information

In the current year, four months of the Radiadores Visconde Ltda. acquisition results are included in the Original Equipment - Americas segment. In the prior year, four months of the Airedale acquisition results are included in Commercial HVAC&R segment.

	Three months ended		Six months ended
	September 26		September 26
	2006	2005	2006	2005
Sales :
Original Equipment – Americas	$200,327	$172,607	$380,463	$337,537
Original Equipment – Asia	42,018	49,722	97,951	107,549
Original Equipment – Europe	135,669	128,740	282,855	268,733
Commercial HVAC&R	49,953	46,093	89,312	74,549
Other	10,422	8,201	19,814	14,989
Segment sales	438,389	405,363	870,395	803,357
Corporate and administrative	1,344	774	2,397	1,567
Eliminations	(2,221)	(1,985)	(4,887)	(3,934)
Sales from continuing operations	$437,512	$404,152	$867,905	$800,990

Operating earnings (loss):
Original Equipment – Americas	$15,040	$22,919	$34,587	$43,845
Original Equipment – Asia	(3,733)	(687)	(2,726)	1,874
Original Equipment – Europe	14,492	16,954	33,681	37,969
Commercial HVAC&R	2,747	4,207	4,496	6,430
Other	(2,294)	(3,232)	(7,311)	(7,284)
Segment earnings	26,252	40,161	62,727	82,834
Corporate and administrative	(20,075)	(17,443)	(36,386)	(30,427)
Eliminations	(51)	27	(31)	57
Other items not allocated to segments	(1,035)	(840)	(1,536)	287
Earnings from continuing operations
before income taxes	$5,091	$21,905	$24,774	$52,751

September 26, 2006		March 31, 2006
Assets:
Original Equipment – Americas	$339,565	$259,438
Original Equipment – Asia	135,713	155,596
Original Equipment – Europe	344,776	335,508
Commercial HVAC&R	110,103	94,108
Other	19,406	21,752
Corporate and administrative	186,291	194,271
Eliminations	(10,945)	(8,578)
Total assets	$1,124,909	$1,052,095

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

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid a nominal amount for its allocated share (0.1%) of the Alburn Incinerator, Inc. remediation costs. The USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In 2003, Modine received a Notice from the USEPA requesting Modine's participation as a PRP for the performance of additional activities required to restore the Alburn Incinerator Inc. /Lake Calumet Cluster site. Modine signed various PRP participation agreements in 2003 and 2004 to satisfy these obligations. In 2005, the USEPA accepted the PRP Group's Good Faith Offer demonstrating the Group's qualifications and willingness to negotiate with the USEPA to conduct or finance the Remedial Investigation/Feasibility Study at the site. Since that time, the USEPA and the Illinois EPA have elected to pursue physical site remediation activities independently of the PRP group involvement. The USEPA will pursue cost recovery from the PRPs for these activities upon their completion. Modine expects future closure of the site through the execution of a settlement agreement and payment of allocated costs in a de minimis amount.

In 2004, Modine received a Request for Information from the USEPA concerning the Dixie Barrel & Drum Superfund Site in Knoxville, Tennessee. Modine responded to the USEPA indicating that it arranged for Dixie Barrel & Drum to accept empty drums for reclamation purposes from the then-owned Knoxville, Tennessee location and possibly from Modine's Clinton, Tennessee location. Modine, however, did not use Dixie Barrel & Drum for the purposes of disposal or treatment of any hazardous materials or wastes. Modine has not received any communications from either governmental entities of PRP groups in regard to this site since October 2004.

There has been no correspondence from site PRP groups or any government entities concerning either the H.O.D. or Elgin Salvage sites since April 1999 and January 1998, respectively.

In 1999, Modine entered into a de minimis settlement agreement with the Indiana Department of Environmental Management (IDEM) for the remediation of Operable Unit #1 at the Four County Landfill in Fulton County, Indiana. Modine received a letter from IDEM in July 2006 informing Modine that remediation of second area known as Operable Unit #2 was completed and that IDEM was pursuing cost recovery for this work from identified PRPs. Modine signed a de minimis settlement agreement in August 2006 and made a de minimis payment to satisfy its obligations for this second phase of site closure. Modine does not anticipate any further expenses with regard to this site.

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimated. Costs anticipated for the settlement of the currently active sites indicated above cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites.

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These accruals totaled $1,019 and $1,102 at September 26, 2006 and March 31, 2006, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities.

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

Other Litigation: In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial HVAC&R division, notified the Company of a tax assessment of 10,193 pesos (approximately $913) based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved. The Company filed a Motion for Reclassification with the Local Office of Legal Affairs in Nuevo Laredo which was rejected on January 19, 2004. The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico. The Company believes it has strong reasonable arguments to mount a good defense and obtain a favorable result before the Federal Tax Court. The Company has accrued $183 which includes an estimate of the tariffs the Company believes it may eventually owe upon settlement of the case and legal costs.

With a brief dated November 16, 2004, Behr GmbH & Co. KG sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities asserted that the Behr patent described above is null and void and, therefore, Modine had not infringed any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing in the infringement action was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in late fiscal 2007. In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. The court decided in Modine’s favor in August 2006 invalidating the patent. Behr, unless successful in an appeal, is no longer able to pursue its patent infringement claim.

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

The Company, along with Rohm & Haas Company, Morton International, and Huntsman Corp. is named as a defendant in twelve separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), the Pennsylvania state court in Philadelphia, and in a class action matter that was filed in the United States District Court, Eastern District of Pennsylvania. The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time. The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air. Plaintiffs’ counsel has threatened to file further personal injury cases. The Company is in the earliest of stages of discovery with these cases, and intends to aggressively defend these cases. As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended September 26, 2006 refers to the second fiscal quarter of fiscal 2007. Our subsidiaries located outside of the United States report results with a one month lag.

Second Quarter Highlights: Net sales in the second quarter of fiscal 2007 were a record $437.5 million, representing a $33.3 million or 8.3 percent increase from the second quarter of fiscal 2006. Acquisitions and foreign currency exchange rate changes drove $31.1 million of this increase, with underlying sales growth comprising the remaining $2.2 million, or 0.5 percent of this increase. Sales volumes were positively impacted by strength in the truck and heavy-duty markets, as well as revenues from the May 2006 acquisition of the remaining 50 percent of Radiadores Visconde Ltda. (“RV”) that we did not already own. Earnings from continuing operations decreased $1.9 million from the second quarter of fiscal 2006. The following significant factors were the primary drivers of this decrease:

•	Decrease in gross margin related to higher copper, aluminum, steel, resin and natural gas prices, which are the primary commodities used in our manufacturing process;
•	Pricing pressures from customers, primarily within our vehicular products;
•	Customer strike in our Original Equipment - Asia segment which significantly contributed to a decline in volumes within this market; and
•	Global repositioning charges of $4.5 million incurred during the second quarter of fiscal 2007.

Partially offsetting the above decreases were certain favorable factors realized during the second quarter of fiscal 2007, including:

•	Positive impact of higher sales volumes, including the impact of the May 2006 acquisition of RV;
•	Certain operating efficiencies realized in our manufacturing facilities; and
•	Income tax benefit of $8.0 million that became available based upon the worthlessness of the stock of our Taiwan business realized upon the closure of this facility.

Year to Date Highlights: Net sales in the first six months of fiscal 2007 were $868 million, representing an 8.4% increase from the first six months of fiscal 2006. The growth in revenues was driven by strength in global truck and off highway markets, as well as incremental sales relating to the May 2005 acquisition of Airedale and the May 2006 acquisition of RV. Earnings from continuing operations decreased $6.4 million, driven by the decline in gross margin related to higher commodity prices and customer pricing pressures, as well as $6.6 million of global repositioning charges incurred during this six month period. Earnings from continuing operations for the first six months of fiscal 2007 was positively impacted by $11.6 million of tax benefits, comprised of a $3.6 million benefit related to the realization of Brazilian net operating losses in the first quarter and a $8.0 million benefit that became available in the closure of our Taiwan business.

Five-Point Plan: During the first quarter of fiscal 2007, we announced a five-point global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. The goals of this program include the following: (1) reduce selling, general and administrative (SG&A) expenses by approximately $20 million, or 10 percent, in the next 12 months, through a combination of early retirement programs, internal process improvements, and other actions; (2) increase low cost country sourcing through a disciplined approach to global purchasing; (3) diversify into new markets and regions through acquisition and internal development; (4) increase focus on technology development; and (5) reposition the manufacturing footprint with a focus on low cost countries.

During the first quarter of fiscal 2007, we announced three initiatives under our global competitiveness program. In April 2006, we announced a plan to relocate the Harrodsburg, Kentucky-based research and development (R&D) activities into our technology center in Racine, Wisconsin. In May 2006, we announced the closure of our Taiwan facility, which manufactured high volume heat pipes for the personal computer and laptop markets through our electronics cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market. In May 2006, the Company offered a voluntary enhanced early retirement program to approximately 200 U.S. salaried employees. During the second quarter of fiscal 2007, we announced additional initiatives under our global competitiveness program. These initiatives include a business relationship to provide components to DENSO Corporation that will result in significant additional new business starting early in fiscal 2009. As a result of this relationship, we announced plans to build a $20 million new facility in Nuevo Laredo, Mexico. This new facility, which is scheduled for completion in April 2008, will serve as a critical element in our business growth strategy, and allows us to leverage our cost competitive position. We also announced the closing of our Richland, South Carolina plant and consolidation of production into our McHenry, Illinois facility to gain scale efficiencies in our U.S. manufacturing platform. In addition, we announced the closing of our Clinton, Tennessee facility based on the anticipated phase out of certain programs over the 2007-2009 periods. We anticipate incurring total charges of approximately $13 million related to the completion of these activities consisting of $6 million of employee related costs, $4 million of asset related costs and $3 million of other related costs. We anticipate incurring $10.4 million in fiscal 2007, of which $2.1 million was recorded in the first quarter of fiscal 2007, comprised of $0.9 million of restructuring charges (employee severance and contract termination costs) and $1.2 million of other repositioning costs; and $4.5 million was recorded in the second quarter of fiscal 2007, comprised of $1.4 million of restructuring charges (employee severance) and $3.1 million of other repositioning costs.

Subsequent to the end of the second quarter of fiscal 2007, we announced further initiatives under our global competitiveness program. We announced the creation of a new strategic product focus with a supporting internal structure for our vehicular business units and related administrative groups. This focus will enable us to respond better to the long-term product needs of our customers and further enhance our ability to bring superior technology solutions to global markets. This change relates to three primary vehicular product areas:

•	Powertrain Cooling Products (covering chassis mounted components and systems);
•	Engine Products (covering engine mounted components and systems, including exhaust gas recirculation coolers); and
•	Passenger Thermal Management Products (covering passenger HVAC products and systems).

In addition to creating global vehicular product groups, we will strengthen our regional focus on manufacturing operations, sales and select administrative activities relating to those vehicular market-based units along our current regional lines - Americas, Europe and Asia Pacific. We will continue to report our operating results along these regional lines. In addition, we announced the creation of a new Commercial Products Group that will combine our Electronics Cooling and Commercial Heating, Ventilating, Air Conditioning and Refrigeration (CHVAC&R) divisions on a global basis. This new group will continue to expand our market presence in the electronics and HVAC markets, while taking advantage of cost reduction synergies resulting from the combination of the two businesses. For the remainder of fiscal 2007, the Electronics Cooling business will continue to be reported in the Other segment, while the CHVAC&R business will continue to be reported within its own segment.  We also announced plans to build a new $16 million manufacturing facility in China that will serve our global customers in that region, provide opportunities to reach new customers and markets, and provide a low cost country sourcing alternative with the ability to develop a scale manufacturing footprint in Asia. This new facility is expected to be operational early in calendar 2008 and has secured business that will begin production when the plant opens.

Adoption of Staff Accounting Bulletin No. 108: In September 2006, we elected early adoption of Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This literature provides guidance on how to quantify the effects of prior year misstatements. When we made this election, four misstatements existed that are immaterial individually and in the aggregate to all fiscal years prior to fiscal 2007. Accordingly, we elected to record the effects of applying SAB No. 108 using the cumulative effect transition method, which results in an adjustment to beginning retained earnings at April 1, 2006 to correct these errors. Further information on each of these misstatements is included below:

•
We were not properly accounting for the disposal of fixed assets within our Original Equipment - Europe segment. As a result of this error, pretax income was overstated by $0.5 million (cumulatively) in fiscal years prior to 2005, by $0.3 million in fiscal 2005 and by $0.7 million in fiscal 2006. We recorded a $1.5 million reduction of our fixed assets for disposals not previously recognized as of April 1, 2006 to correct this misstatement.

•
We were not properly recording our vacation accrual within our Original Equipment - Asia segment. As a result of this error, pretax income was overstated by $0.5 million in fiscal 2006. We recorded a $0.5 million increase in our vacation liability as of April 1, 2006 to correct this misstatement.

•
We did not properly recognize a $0.5 reduction in inventory at one operating location within the Original Equipment - Americas segment which was identified as a result of a physical inventory performed on September 26, 2006. As a result of this error, pretax income was overstated by $0.5 million in fiscal 2006. We recorded a $0.5 million reduction in our inventory balance as of April 1, 2006 to correct this misstatement.

•
As a result of a clerical error, we improperly capitalized certain Corporate administrative charges, consisting primarily of salaries and miscellaneous office expenses, within accounts receivable at March 31, 2006. As a result of this error, pretax income was overstated by $0.1 million in fiscal 2006. We recorded a $0.1 million reduction in our accounts receivable balance as of April 1, 2006 to correct this misstatement.

The above misstatements resulted in an overstatement of net income of $0.3 million (cumulatively) in fiscal years prior to 2005, $0.2 million in fiscal 2005 and $1.2 million in fiscal 2006. These misstatements were corrected through a $1.8 million net reduction to retained earnings on April 1, 2006.  In addition, certain of the above misstatements resulted in an overstatement of net income in the first quarter of fiscal 2007 totaling $0.6 million.  These misstatements were corrected in the second quarter of fiscal 2007.

CONSOLIDATED RESULTS OF OPERATIONS - CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and six month periods ended September 26, 2006 and 2005:

	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		437.5	100.0%		404.2	100.0%		867.9	100.0%		801.0	100.0%
Cost of sales		369.0	84.3%		324.4	80.3%		723.3	83.3%		640.9	80.0%
Gross profit		68.5	15.7%		79.8	19.7%		144.6	16.7%		160.1	20.0%
Selling, general and administrative expenses		61.0	13.9%		56.7	14.0%		116.1	13.4%		107.2	13.4%
Restructuring charges		1.4	0.3%		-	-		2.2	0.3%		-	-
Income from operations		6.1	1.4%		23.1	5.7%		26.3	3.0%		52.9	6.6%
Interest expense		(2.4)	-0.5%		(1.8)	-0.4%		(4.4)	-0.5%		(3.4)	-0.4%
Other income - net		1.4	0.3%		0.6	0.1%		2.9	0.3%		3.3	0.4%
Earnings from continuing operations before income taxes		5.1	1.2%		21.9	5.4%		24.8	2.9%		52.8	6.6%
(Benefit from) provision for income taxes		(7.3)	-1.7%		7.6	1.9%		(3.9)	-0.4%		17.7	2.2%
Earnings from continuing operations		12.4	2.8%		14.3	3.5%		28.7	3.3%		35.1	4.4%

Comparison of Three Months Ended September 26, 2006 and 2005

Second quarter net sales of $437.5 million were 8.3 percent higher than the $404.2 million reported in the second quarter of last year. The increase in revenues was driven by $2.2 million of organic growth, $21.6 million of acquired revenues in conjunction with the May 2006 RV acquisition, and a $9.5 million increase related to favorable impact of changing foreign currency exchange rates. The increase in organic revenues was partially driven by strong volumes in the U.S. truck market and pre-buy activity in anticipation of higher U.S. emissions standards that will be implemented on January 1, 2007. In addition, the increase in organic revenues is related to worldwide heavy-duty markets, as construction and agricultural demand continues to remain strong. Partially offsetting this growth in organic revenues is automotive volumes which have decreased in the second quarter of fiscal 2007, primarily based on softness in volumes and growing inventory levels experienced within this market. In addition, revenues were adversely impacted by a strike at a customer facility in Korea during the second quarter.

During the second quarter of fiscal 2007, gross margin decreased 400 basis points from 19.7 percent for last year’s second quarter to 15.7 percent this year. The decrease in gross margin is primarily related to higher costs for material purchases, customer pricing pressures experienced during the quarter, and incremental costs incurred in fiscal 2007 under our global competitiveness program. From the second quarter of fiscal 2006 to the second quarter of fiscal 2007, the cost of purchased commodities, including aluminum, copper, steel, resin and natural gas, increased dramatically. For example, our largest purchased commodity is aluminum, which experienced a 32 percent increase in average purchase price over the periods presented, while copper, which is another significant purchased commodity, experienced a 93 percent increase in average purchase price over the periods presented. We have taken measures to offset the impact of these significant commodity price increases, including ongoing negotiations with our customers to pass along certain of these commodity price increases. In addition, we are currently hedging 60 percent of our forecasted aluminum purchases to partially limit the variability in future commodity purchase prices. However, these efforts have only partially offset the significant increases experienced in the commodity prices, due in part to the contractual lag period which exists with certain customers in passing through these increased commodity prices. In addition to commodities, we also experienced continued customer pricing pressures during the quarter, especially from certain of our original equipment customers. We are attempting to mitigate these increases by securing future business with these customers as well as negotiating price reductions with our suppliers. During the second quarter of fiscal 2007, we incurred approximately $1.2 million of charges recorded as a component of cost of sales related to our global competitiveness program which reduced gross margin by 27 basis points. The remaining $3.3 million of costs incurred under our global competitiveness program during the second quarter of fiscal 2007 were recorded within SG&A and restructuring charges, as further discussed below.

SG&A expenses increased $4.3 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, but remained relatively consistent as a percent of sales at approximately 14 percent. Approximately $3.2 million of this increase is related to incremental SG&A expenses incurred in conjunction with the recent RV acquisition. In addition, approximately $1.9 million of charges were recorded in the second quarter of fiscal 2007 as a component of SG&A expenses related to our global competitiveness program. Partially offsetting these increases was a $0.8 million decrease in our remaining SG&A, primarily driven by on-going SG&A reduction efforts under our global competitiveness program. Specifically, our goal is to reduce annual SG&A expenses by 10 percent, or approximately $20 million, through a combination of early retirement programs, internal process improvements, and other actions that are targeted to be completed during fiscal 2007. We believe that our global competitiveness plans are well positioned to achieve this reduction goal.

Restructuring charges of $1.4 million in the second quarter of fiscal 2006 related to that portion of our global competitiveness plan that specifically qualifies for separate classification on the face of the statement of earnings. Generally, these costs represented employee severance costs incurred under our global competitiveness plan during the second quarter of fiscal 2007.

Income from operations decreased $17.0 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily driven by the increase in commodity prices, customer price down pressures, the customer strike in Korea and $4.5 million of global competitiveness costs incurred during the quarter. These decreases were partially offset by the growth in organic volumes and acquired income related to the RV acquisition.

Interest expense increased $0.6 million over the comparable quarters, primarily driven by the increase in our outstanding borrowings. This increase was driven by $11.1 million of cash paid, net of cash acquired, to fund the acquisition of RV during the first quarter of fiscal 2007 as well as stock purchases made during the recent quarters under our share repurchase program.

Other income increased $0.8 million from the prior year’s second quarter, primarily related to an increase in foreign currency transaction gains, partially offset by a reduction in equity earnings of affiliates. Foreign currency transaction gains increased as foreign currency losses incurred in fiscal 2006 on intercompany debt were not similarly incurred in the current fiscal year as no similar intercompany borrowings remained outstanding. This is due to the payment of the $14.7 million on-demand loan between our wholly owned subsidiaries, Modine Hungaria Kft. and Modine Holding GmbH, which was outstanding during the second quarter of fiscal 2006 before being paid in full on December 15, 2005. The reduction in equity earnings of affiliates is due to the May 2006 acquisition of the remaining 50 percent of RV, where our portion of RV’s earnings were previously recorded in other income prior to the acquisition of the remaining 50 percent of this entity. Subsequent to the acquisition, RV’s financial results are consolidated into our results of operations, and no longer accounted for as equity earnings of affiliates.

The provision for income taxes decreased $14.9 million to a benefit of $7.3 million in the second quarter of fiscal 2007 from a provision of $7.6 million in the second quarter of fiscal 2006. In addition, the effective income tax rate decreased to (143) percent from 35 percent over this same period. During the second quarter of fiscal 2007, the Company recorded a tax benefit of $8.0 million related to the determination that its investment in the Taiwan business had become worthless. In addition, the decrease in earnings from continuing operations and change in mix of taxable income toward foreign jurisdictions with lower statutory tax rates also contributed to the decrease in the provision for income taxes and effective tax rates.

Earnings from continuing operations decreased $1.9 million, or 13 percent, from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. In addition, diluted earnings per share from continuing operations decreased $0.03 to $0.38 per share from $0.41 per share over this same period. The decrease in operating income, partially offset by the benefit from income taxes, were the primary drivers of these decreases.

Comparison of Six Months Ended September 26, 2006 and 2005

Fiscal 2007 year to date net sales of $867.9 million were 8.4 percent higher than the $801.0 million reported in the same period last year. The $66.9 million increase in revenues was driven by acquired revenues, including $10.7 million related to the May 2005 acquisition of Airedale and $29.5 million related to the May 2006 RV acquisition, $5.4 million increase related to favorable impact of changing foreign currency exchange rates, and $21.3 million of organic growth. The increase in organic revenues was primarily driven by strong volumes in the U.S. truck market and worldwide heavy-duty markets. Partially offsetting this growth in organic revenues is automotive volumes which have decreased in fiscal 2007 based on softness within this market. In addition, revenues were adversely impacted by a strike at a customer facility in Korea during fiscal 2007.

Fiscal 2007 year to date gross margin decreased to 16.7% from 20.0% over the same period last year. The decrease in gross margin is primarily related to the continued higher costs for purchased commodities, and additional customer pricing pressures which have been experienced throughout fiscal 2007. In addition, approximately $2.1 million of charges were recorded as a component of cost of sales related to our global competitiveness program during the first half of fiscal 2007 which reduced gross margin by 24 basis points. The remaining $4.5 million of costs incurred under our global competitiveness program during the first six months of fiscal 2007 were recorded within SG&A and restructuring charges, as further discussed below.

Fiscal 2007 year to date SG&A expenses increased $8.9 million over the same period last year, but remained consistent as a percentage of sales at 13.4 percent. Approximately $6.2 million of this increase is related to incremental SG&A expenses incurred in conjunction with the recent RV and Airedale acquisitions. In addition, approximately $2.3 million of charges were recorded in the first six months of fiscal 2007 as a component of SG&A expenses related to our global competitiveness program. After excluding the impact of acquisitions and the global competitiveness program, SG&A as a percentage of sales decreased to 12.4 percent, primarily driven by SG&A reduction efforts under our global competitiveness program.

Fiscal 2007 year to date restructuring charges totaled $2.2 million and relate to the portion of our global competitiveness plan that specifically qualifies for separate classification on the face of the statement of earnings. Generally, these costs represented employee severance and contract termination costs incurred under our global competitiveness plan during the first six months of fiscal 2007.

Fiscal 2007 year to date interest expense increased $1.0 million over the same period last year, primarily driven by the increase in our outstanding borrowings. The increase in borrowings was driven by the May 2006 acquisition of RV for $11.1 million, as well as $12.1 million of share repurchases made during the first six months of fiscal 2007.

The provision for income taxes decreased $21.6 million to a benefit of $3.9 million in the first six months of fiscal 2007 from a provision of $17.7 million in the first six months of fiscal 2006. In addition, the effective income tax rate decreased to (16) percent from 34 percent over this same period. During the first quarter of fiscal 2007, we recognized a $3.6 million benefit related to net operating losses in Brazil that were previously unavailable to us, resulting in the reduction in the effective income tax rate. This benefit became available in connection with the recent acquisition of RV and future anticipated tax restructuring of the Brazilian operations. During the second quarter of fiscal 2007, the Company recorded a tax benefit of $8.0 million related to the determination that its investment in the Taiwan business had become worthless. In addition to these two tax deductions, the decrease in earnings from continuing operations and change in mix of taxable income toward foreign jurisdictions with lower statutory tax rates also contributed to the decrease in the provision for income taxes and effective tax rates.

Earnings from continuing operations decreased $6.4 million from the first six months of fiscal 2006 to the first six months of fiscal 2007. In addition, diluted earnings per share from continuing operations decreased $0.12 to $0.89 per share from $1.01 per share over this same period. The decrease in operating income, partially offset by the benefit from income taxes, were the primary drivers of these decreases.

SEGMENT RESULTS OF OPERATIONS

Original Equipment – Americas
	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		200.3	100.0%		172.6	100.0%		380.5	100.0%		337.5	100.0%
Cost of sales		171.3	85.5%		139.4	80.8%		321.0	84.4%		273.8	81.1%
Gross profit		29.0	14.5%		33.2	19.2%		59.5	15.6%		63.7	18.9%
Selling, general and administrative expenses		12.6	6.3%		10.3	6.0%		23.4	6.1%		19.9	5.9%
Restructuring charges		1.4	0.7%		-	-		1.4	0.4%		-	-
Income from operations		15.0	7.5%		22.9	13.3%		34.7	9.1%		43.8	13.0%

Comparison of Three Months Ended September 26, 2006 and 2005

Original Equipment - Americas net sales increased $27.7 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, driven by strength in the truck market as a result of pre-buying in anticipation of emission restrictions effective January 1, 2007 and strength in heavy duty and industrial markets, partially offset by weaker volumes in the North American automotive market. The net sales were also positively impacted by $21.6 million of acquired revenues related to the May 2006 acquisition of the 50 percent interest in RV that we did not already own. Gross margin decreased 470 basis points to 14.5 percent during the second quarter of fiscal 2007 from 19.2 percent during the second quarter of fiscal 2006. The decline in gross margin was primarily driven by the increase in commodity costs, as the material component of cost of sales increased from 57 percent during the second quarter of fiscal 2006 to 61 percent in the current quarter. Customer pricing pressures, primarily within the automotive market, also contributed to this decrease in gross margin. In addition, $0.8 million of costs incurred related to our global competitiveness program contributed to the decrease in gross margin. SG&A expenses increased $2.3 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, primarily driven by $3.2 million of incremental SG&A expenses incurred in relation to the May 2006 RV acquisition. The restructuring charges incurred during the second quarter of fiscal 2007 of $1.4 million represents employee severance recorded in conjunction with the announced closures of the Richland, South Carolina and Clinton, Tennessee facilities. Original Equipment - Americas income from operations decreased $7.9 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures. RV was accretive to this segment during the second quarter of fiscal 2007.

Comparison of Six Months Ended September 26, 2006 and 2005

Original Equipment - Americas net sales for fiscal 2007 year to date increased $43.0 million from the same period last year, driven by the ongoing strength in the truck and heavy duty and industrial markets. In addition, net sales were also positively impacted by $29.5 million of acquired revenues related to the May 2006 RV acquisition. These increases in revenue were partially offset by reduced volumes in the North American automotive market. Gross margin decreased 330 basis points to 15.6 percent for fiscal 2007 year to date from 18.9 percent over the same period last year. The continued high commodity prices, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin, as well as $0.8 million of costs incurred related to our global competitiveness program. SG&A expenses increased $3.5 million over the periods presented. Such increase is primarily attributed to $4.3 million of incremental SG&A expenses incurred in relation to the May 2006 RV acquisition. Income from operations decreased $9.1 million in fiscal 2007 versus the same period last year, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures, as well as $1.4 million of restructuring charges incurred during this period.

Original Equipment - Asia

	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		42.0	100.0%		49.7	100.0%		98.0	100.0%		107.5	100.0%
Cost of sales		40.1	95.5%		45.3	91.1%		90.8	92.7%		95.8	89.1%
Gross profit		1.9	4.5%		4.4	8.9%		7.2	7.3%		11.7	10.9%
Selling, general and administrative expenses		5.7	13.6%		5.1	10.3%		9.9	10.1%		9.9	9.2%
Income (loss) from operations		(3.8)	-9.0%		(0.7)	-1.4%		(2.7)	-2.8%		1.8	1.7%

Comparison of Three Months Ended September 26, 2006 and 2005

Original Equipment - Asia net sales decreased $7.7 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This decrease is primarily related to a strike at a customer facility during the second quarter of fiscal 2007, and the corresponding reduction in revenues related to this strike. The strike has been settled, and higher sales volumes started to be generated late in the second quarter of fiscal 2007. Partially offsetting the volume decline due to the customer strike was the positive impact of exchange rate changes of $2.9 million during the second quarter of fiscal 2007. Gross margin decreased 440 basis points to 4.5 percent during the second quarter of fiscal 2007 from 8.9 percent during the second quarter of fiscal 2006. The decline in gross margin was driven by the lower revenue base during the second quarter, as well as customer pricing pressures experienced during the quarter. SG&A expenses increased $0.6 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. Incremental SG&A expenses were incurred during the second quarter of fiscal 2007 to expand our infrastructure within the Asia-Pacific region, including our recent announcement of plans to open a new greenfield manufacturing location in China. Original Equipment - Asia income from operations decreased $3.1 million, primarily driven by the impact of the customer strike and customer pricing pressures.

Comparison of Six Months Ended September 26, 2006 and 2005

Original Equipment - Asia net sales for fiscal 2007 year to date decreased $9.5 million from the same period last year. Fiscal 2007 began with some general softness in the Korean economy, which contributed to lower sales volumes to start the year. Some improvement has taken place in the Korean economy, however, the decline in sales continued into the second quarter of fiscal 2007 with the strike at a customer facility.  Gross margin decreased 360 basis points to 7.3 percent for fiscal 2007 year to date from 10.9 percent over the same period last year. The weak sales volumes, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin. SG&A expenses remained consistent at $9.9 million for the periods presented. SG&A improvements were realized in the first quarter of fiscal 2007 related to an early retirement program completed in fiscal 2006. However, these improvements were primarily offset by incremental SG&A expenses incurred during the second quarter of fiscal 2007 in expanding our infrastructure within the Asia-Pacific region. Income from operations decreased $4.5 million, primarily driven by the weak sales volumes and incremental customer pricing pressures experienced during the first half of fiscal 2007.

Original Equipment – Europe
	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		135.7	100.0%		128.7	100.0%		282.9	100.0%		268.7	100.0%
Cost of sales		109.9	81.0%		99.6	77.4%		225.2	79.6%		204.5	76.1%
Gross profit		25.8	19.0%		29.1	22.6%		57.7	20.4%		64.2	23.9%
Selling, general and administrative expenses		11.3	8.3%		12.2	9.5%		24.0	8.5%		26.3	9.8%
Income from operations		14.5	10.7%		16.9	13.1%		33.7	11.9%		37.9	14.1%

Comparison of Three Months Ended September 26, 2006 and 2005

Original Equipment - Europe net sales increased $7.0 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This increase is driven by strength in the European heavy duty market, as well as the positive impact of exchange rate changes of $6.6 million during the second quarter of fiscal 2007. Gross margin decreased 360 basis points to 19.0 percent during the second quarter of fiscal 2007 from 22.6 percent during the second quarter of fiscal 2006. The decline in gross margin was driven by the increase in commodity costs, as the material component of cost of sales increased from 63.4 percent during the second quarter of fiscal 2006 to 64.8 percent in the second quarter of fiscal 2007. In addition, customer pricing pressures, primarily within the European automotive market, also contributed to this decrease in gross margin. SG&A expenses decreased $0.9 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, driven by various SG&A reduction efforts in process within this segment. Original Equipment - Europe income from operations decreased $2.4 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures.

Comparison of Six Months Ended September 26, 2006 and 2005

Original Equipment - Europe net sales for fiscal 2007 year to date increased $14.2 million from the same period last year. Continued strength in the European heavy duty market was the primary factor contributing to this increase, as well as some modest improvements in the automotive market. Gross margin decreased 350 basis points to 20.4 percent for fiscal 2007 year to date from 23.9 percent over the same period last year. The continued high commodity prices, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin. SG&A expenses decreased $2.3 million over the periods presented, driven by on-going reduction efforts realized throughout fiscal 2007. Income from operations decreased $4.2 million, primarily driven by the decline in gross margin based on the factors noted above.

Commercial HVAC&R
	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		50.0	100.0%		46.1	100.0%		89.3	100.0%		74.5	100.0%
Cost of sales		39.7	79.4%		34.3	74.4%		70.4	78.8%		55.7	74.8%
Gross profit		10.3	20.6%		11.8	25.6%		18.9	21.2%		18.8	25.2%
Selling, general and administrative expenses		7.5	15.0%		7.6	16.5%		14.4	16.1%		12.4	16.6%
Income from operations		2.8	5.6%		4.2	9.1%		4.5	5.0%		6.4	8.6%

Comparison of Three Months Ended September 26, 2006 and 2005

Commercial HVAC&R net sales increased $3.9 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This increase is primarily related to strong sales within air conditioning products that have been introduced into the North American market. These products were acquired in the May 2005 acquisition of Airedale, and have been integrated into our existing manufacturing facilities in North America during the current fiscal year. The increase in sales of air conditioning products was partially offset by weaker sales in heating products driven by high energy prices. Gross margin decreased 500 basis points to 20.6 percent during the second quarter of fiscal 2007 from 25.6 percent during the second quarter of fiscal 2006. The decline in gross margin was driven by a change in mix toward more air conditioning products, which have a lower gross margin than our heating products. SG&A expenses decreased $0.1 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. With the completion of the integration activities of the Airedale business during the current fiscal year, we are now starting to realize efficiencies with our existing heating products business which is contributing to lower SG&A expenses. Commercial HVAC&R income from operations decreased $1.4 million, primarily driven by the decline in gross margin related to the changing mix of the products sold within this segment.

Comparison of Six Months Ended September 26, 2006 and 2005

Commercial HVAC&R net sales for fiscal 2007 year to date increased $14.8 million from the same period last year. This increase is related to $10.7 million of incremental revenues related to the May 2005 Airedale acquisition, as well as the resulting strength in air conditioning sales that have been introduced into the North American market as a result of this acquisition. Gross margin decreased 400 basis points to 21.2 percent for fiscal 2007 year to date from 25.2 percent over the same period last year. This decrease is primarily related to the changing mix of products within this segment toward lower margin air conditioning products. In addition, modest commodity price increases also contributed to the decline in margin, although the impact of rising commodity prices within this segment is not as severe as that noted in our vehicular product segments. SG&A expenses increased $2.0 million for the periods presented, primarily related to $1.9 million of incremental SG&A expenses incurred in the first quarter of fiscal 2007 as a result of the May 2005 Airedale acquisition. With the completion of the integration activities of the Airedale business in fiscal 2007, we are starting to see a trend of modest reductions in our SG&A expenses. Income from operations decreased $1.9 million, primarily related to the decline in gross margin based on the changing product mix, as well as incremental SG&A expenditures incurred during the first quarter of fiscal 2007 as we integrated the Airedale business.

Other
	Three Months ended September 26						Six Months ended September 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		10.4	100.0%		8.2	100.0%		19.8	100.0%		15.0	100.0%
Cost of sales		9.9	95.2%		7.9	96.3%		20.6	104.0%		15.4	102.7%
Gross profit		0.5	4.8%		0.3	3.7%		(0.8)	-4.0%		(0.4)	-2.7%
Selling, general and administrative expenses		2.8	26.9%		3.5	42.7%		5.7	28.8%		6.9	46.0%
Restructuring charges		-	-		-	-		0.8	4.0%		-	-
Income (loss) from operations		(2.3)	-22.1%		(3.2)	-39.0%		(7.3)	-36.9%		(7.3)	-48.7%

Comparison of Three Months Ended September 26, 2006 and 2005

The Other segment’s net sales increased $2.2 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. This segment is comprised of our electronics cooling business, which continued to show strong component sales within the United States and United Kingdom markets, and our fuel cell business, which contributed revenue growth as this business is increasing its development and delivery of prototype fuel cell heat exchange products. Gross margin increased 110 basis points to 4.8 percent during the second quarter of fiscal 2007 from 3.7 percent during the second quarter of fiscal 2006. Additionally, SG&A expenses decreased $0.7 million from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. The combination of the increase in gross margin and decrease in SG&A expenses lead to a $0.9 million improvement in the loss on operations incurred within this segment during the quarters presented. These improvements were driven by the strength in sales volumes noted above. In addition, the closure of the Taiwan facility, which was formerly part of the electronics cooling business, also contributed significantly to this improvement, as this business has historically operated with losses. The Taiwan facility ceased operations in July 2006.

Comparison of Six Months Ended September 26, 2006 and 2005

The Other segment’s net sales for fiscal 2007 year to date increased $4.8 million from the same period last year. Strength in the North American and United Kingdom electronics cooling markets were noted throughout fiscal 2007, as well as growth in our fuel cell business with the increase in development and delivery of prototype fuel cell heat exchange products. Gross margin decreased 130 basis points from fiscal 2006 year to date to fiscal 2007 year to date. The decrease is primarily related to $1.4 million of costs incurred related to the Taiwan closure during the first six months of fiscal 2007 that have been recorded as a component of cost of sales. An additional $0.8 million of costs related to the Taiwan closure (primarily employee related costs) were recorded as restructuring charges during the first six months of fiscal 2007. Loss from operations remained consistent at a loss of $7.3 million for both periods presented. The $2.2 million of costs incurred in fiscal 2007 related to the closure of the Taiwan facility were largely offset by the positive impact of closing the Taiwan facility, as this business has historically operated with losses.

Outlook for the Remainder of the Year
Fiscal 2007 sales volumes are anticipated to continue to be very strong, consistent with the trend experienced over the past two years. We are encouraged by positive influences from new business wins and the development of new technology platforms. In addition, the accretive acquisition of Radiadores Visconde Ltda. will continue to benefit our sales volumes in fiscal 2007. Fiscal 2007 will have ongoing challenges at the gross profit and operating income levels, including continued high commodity prices and pressures primarily from automotive customers for price-downs on our products. We will continue to pursue material cost pass-throughs with our customers, negotiate price reductions with our suppliers, and maintain our hedging strategies to offset some of these pricing challenges. Fiscal 2007 will be a transition year with the ongoing implementation of our global competitiveness program. While the implementation of this program will result in incurring additional short-term expenditures in employee, asset, and other related costs, these planned actions will make us a more cost competitive, innovative and efficient technology provider in future years. During fiscal 2007, we anticipate incurring approximately $13 million of charges related to our announced plans under our global competitiveness program, consisting of $6 million of employee related costs, $4 million of asset related costs and $3 million of other related costs.

Fiscal 2007 sales volumes have benefited from the strength in the North American truck market as a result of pre-buying activity in anticipation of emission restrictions effective January 1, 2007. After the January 1, 2007 emissions law change goes into effect, truck volumes are anticipated to decline from current historical levels. We have partially offset this decline by securing new business from Freightliner that has significantly increased our share of the U.S. truck market, as well as our content per vehicle. We anticipate that fiscal 2008 sales volumes will be reduced by approximately $50 million as a result of this net decline in the North American truck market.

Liquidity and Capital Resources
Cash flows from operating activities for the six months ended September 26, 2006 were $33.8 million compared to $50.0 million one year ago. The differences were a result of increased working capital needs, mainly in the area of inventory, and declining financial performance. During the first six months of fiscal 2007, the Company built inventory levels in advance of the upcoming heating season for its HVAC&R business and as part of the strategy to mitigate possible production disruption from labor negotiations that are ongoing in Korea. Fiscal 2006 had higher earnings from continuing operations adjusted for non-cash items related to the Aftermarket spin off.

The acquisition of the 50 percent of Radiadores Visconde Ltda. the Company did not already own in May, 2006, was financed through the utilization of existing credit lines. The purchase price, net of cash acquired, was $11.1 million, plus the incurrence of a $2.0 million note which is payable in 24 months. Also financed during the first six months of fiscal 2007 were stock repurchases of $12.1 million and dividend payments of $11.4 million.

Working capital of $144.9 million at the end of the second quarter of fiscal 2007 was higher than the prior year-end balance of $117.2 million, primarily due to assets capitalized in conjunction with the Company’s acquisition of Radiadores Visconde and increased working capital needs mentioned above. Compared with the prior year-end, inventory turns decreased from 15.4 to 12.8, primarily related to the impact of the RV acquisition, inventory build-up for strike protection in Asia, and the slowing sales volume and corresponding increasing inventory levels within the North American automotive market. Days sales outstanding remained relatively consistent at 54 days in fiscal 2007 versus 55 days in fiscal 2006.

At September 26, 2006, the Company had capital expenditure commitments of $32.3 million for the remainder of the fiscal year. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense. In fiscal 2007, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the significant number of new platforms which are being launched.

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

Debt
Outstanding debt increased $29.5 million to $187.3 million from the March 31, 2006 balance of $157.8 million. An increase of $41.0 million in domestic long-term debt and an increase of $2.3 million in international short-term debt accounted for this change, offset by a decrease of $13.8 million in international long-term debt. During the first two quarters of fiscal 2007, additional net borrowings of $41.0 million were made on existing domestic credit lines primarily to finance the Radiadores Visconde Ltda. acquisition and the share repurchase program. International long-term debt decreased $13.8 million during the first two quarters as the Company lowered the outstanding debt balance in Europe, which was partially offset by debt acquired in the Radiadores Visconde purchase.

Consolidated available lines of credit decreased $28.8 million to $165.6 million since March 31, 2006. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $240.6 million. Domestically, Modine's unused lines of credit decreased $41.0 million to $125.0 million, due to the borrowings mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $40.6 million, in aggregate at September 26, 2006. At September 26, 2006, total debt-to-capital was 26.5 percent compared with 23.8 percent at the end of fiscal 2006.

Off-Balance Sheet Arrangements
None.

Critical Accounting Policies
The following is an updated discussion of certain critical accounting policies previously included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. All other accounting policies previously disclosed remain applicable for fiscal 2007.

Tooling costs: Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling. These costs are amortized over the program life or three years, whichever is shorter, and recorded in cost of sales in the consolidated statements of earnings. For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company. Customers hold title to the tooling covered under these reimbursement provisions. The reimbursement period may vary by program and customer. No significant arrangements existed during the six months ended September 26, 2006 and 2005 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Revenue recognition: The Company recognizes revenue as products are shipped to customers and the risks and rewards of ownership are transferred to our customers. The revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances. At the time of revenue recognition, the Company also provides an estimate of potential bad debts and warranty expense. The Company bases these estimates on historical experience, current business trends and current economic conditions. The Company recognizes revenue from various licensing agreements when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee.

Contractual commodity price increases may also be included in revenue. Price increases agreed-upon in advance are recognized as revenue when the products are shipped to the customers. In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with customers, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected. These provisions are established based on historical experience, current business trends and current economic conditions. At September 26, 2006, the Company had established $0.8 million of provisions for estimated commodity price increases which may ultimately not be collected. The Company does not record any revenue for commodity price increases when the likelihood of collection is uncertain.

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

In December 2004, the FASB issued a revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123 (R) in the first quarter of fiscal 2007. Under SFAS No. 123(R), the Black-Scholes option pricing model will be used to determine the grant-date fair value of stock option awards, and a lattice-based model will be used to determine the grant-date fair value of performance awards based on external market indexes. Utilizing these models, we recorded compensation expense of approximately $1.3 million and $2.5 million during the three and six months ended September 26, 2006, respectively, under the provisions of SFAS No. 123(R), which is $0.5 million and $1.3 million higher than what would have been recognized had SFAS No.123(R) not been effective in the second quarter and first six months of fiscal 2007, respectively. A cumulative catch-up adjustment, net of tax, of $0.1 million was recorded during the first quarter in conjunction with the adoption of this literature.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The Company is required to adopt this aspect of SFAS No. 158 for the fiscal year ending March 31, 2007. The anticipated impact of adopting this statement, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to increase total liabilities and reduce total shareholders’ equity by $117.0 million. The Company does not anticipate the adoption of this statement will have an adverse impact on the existing loan covenants. The Statement also requires that employers measure plan assets and obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009. The Company currently uses December 31 as the measurement date for its pension and postretirement plans.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, which requires that a company disclose its accounting policy for the statement of earnings presentation of taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any taxes reported on a gross basis (included in revenues and costs), disclosure of the amount of taxes recorded within these categories is required. The Company is required to apply this Issue in the fourth quarter of fiscal 2007 and is currently evaluating the impact of adopting this pronouncement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s fiscal year ending March 31, 2007. The Company has elected early adoption of the provisions of SAB No. 108 during the second quarter of fiscal 2007. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits initial adoption of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of four misstatements through a $1.8 million net reduction to retained earnings at April 1, 2006.

Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

• Strain in relationships with customers as a result of the Company’s aggressive enforcement of contractual provisions, particularly those concerning passing the cost of materials through to the customer;

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

Foreign Currency Risk Management
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's unfavorable currency translation adjustments recorded for the three months ended September 26, 2006 and the twelve months ended March 31, 2006 were $0.2 million and $19.1 million, respectively. The Company’s favorable currency translation adjustment recorded for the six months ended September 26, 2006 was $12.4 million. As of September 26, 2006 and March 31, 2006, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $74.8 million and $57.3 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $7.5 million and $5.7 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

September 26, 2006
	Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$65	$148	$168	$190	$212	$2,086	$2,869
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (reais)	-	$71	$810	-	$107	-	$988
Average interest rate	-	12.10%	10.95%	-	12.10%	-	-
Variable rate (euro)	-	-	-	$21,781	-	-	$21,781
Average interest rate	-	-	-	3.61%	-	-	-
Variable rate (reais)	$41	$81	$83	-	-	-	$205
Average interest rate	13.00%	11.50%	12.50%	-	-	-	-

In addition to the external borrowing, the Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At September 26, 2006, the Company had a 28.9 billion won ($30.6 million), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which expired on August 29, 2006. On August 29, 2006, the Company entered into another zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This derivative instrument expires on February 29, 2008. Prior to December 15, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH, had an 11.1 million euro ($14.7 million), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. On December 15, 2005, this loan was paid in full. For the six months ended September 26, 2005, the Company recorded in "other income - net" foreign currency transaction losses of $0.5 million related to this on-demand loan.

Interest Rate Risk Management
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has not entered into any interest rate derivative instruments during the first six months of fiscal 2007. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value.

	September 26, 2006
	Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$65	$148	$168	$190	$212	$2,086	$2,869
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (reais)	-	$71	$810	-	$107	-	$988
Average interest rate	-	12.10%	10.95%	-	12.10%	-	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$75,000	$75,000
Average interest rate	-	-	-	-	-	4.91%	-
Variable rate (euro)	-	-	-	$21,781	-	-	$21,781
Average interest rate	-	-	-	3.61%	-	-	-
Variable rate (reais)	$41	$81	$83	-	-	-	$205
Average interest rate	13.00%	11.50%	12.50%	-	-	-	-
Variable rate (U.S. dollars)	-	$3,000	-	$75,000	-	-	$78,000
Average interest rate	-	3.98%	-	6.03%	-	-	-

Credit Risk Management
Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 49 percent of the trade receivables balance at September 26, 2006 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company’s tooling to produce parts. Generally, the Company does not have duplicate tooling for the manufacture of its purchased parts. As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires. Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

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

Commodity Price Risk Management
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. In fiscal 2007, the Company initiated an aluminum hedging strategy by entering into fixed price contracts to help offset the continuation of rapidly accelerating commodity prices. In addition, the Company entered into fixed price contracts to hedge against changes in natural gas over the upcoming winter months. The Company does maintain agreements with certain OEM customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from OEM customers to abide by these agreements and pay the full amount of the price increases.

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

As of September 26, 2006, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed above under the section entitled “Foreign Currency Risk”. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of September 26, 2006, there were no outstanding euro-denominated borrowings.

Cash Flow Hedges: As further noted above under the section entitled “Commodity Price Risk Management”, the Company entered into forward contracts for the three and six months ended September 26, 2006 for approximately 60 percent of our forecasted purchases of aluminum, and for our forecasted natural gas purchases over the winter months of fiscal 2007. These forward contracts have been treated as cash flow hedges in the consolidated financial statements.

Item 4. Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our management carried out an evaluation, at the direction of the General Counsel and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the  Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 26, 2006 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Changes In Internal Control Over Financial Reporting
During the second quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Recent Developments

Behr Patent Infringement Litigation

With a brief dated November 16, 2004, Behr GmbH & Co. K.G. sued Modine Europe GmbH, Modine Austria Ges.mbH, and Modine Wackersdorf GmbH in the District Court in Mannheim, Federal Republic of Germany claiming infringement of Behr EPO patent 0669506 which covers a “plastic cage” insert for an integrated receiver/dryer condenser. Behr claims past infringement and current infringement by the Modine entities. Behr demands a cease and desist order, legal costs as provided by law, sales information and compensation. The amount of compensation due to Behr, if any, would be based on lost profits of Behr, profits made by the Modine entities or a reasonable royalty rate of any integrated receiver/dryer condensers manufactured or sold by Modine and found to have infringed. In a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, the Modine entities asserted that the Behr patent described above is null and void and, therefore, Modine had not infringed any intellectual property rights of Behr in the production of integrated receiver/dryer condensers based on Modine designs. Under German law, the determination of patent validity is considered in a separate legal action from the consideration of infringement. The oral hearing was held in Mannheim on June 3, 2005. The Mannheim Court found against Modine on August 19, 2005, finding infringement. Modine has filed an appeal. The appeal hearing is expected sometime in late fiscal 2007.

In the nullity lawsuit related to the infringement of Behr EPO patent 0669506, the oral hearing took place in the Federal Patent Court in Munich on May 16, 2006. The court decided in Modine’s favor in August 2006 invalidating the patent. Behr, unless successful in an appeal, is no longer able to pursue its patent infringement claim.

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

Personal Injury Action

The Company was named as a defendant, along with Rohm & Haas Company, Morton International, and Huntsman Corp., in twelve separate personal injury actions that were recently filed in Philadelphia County, Pennsylvania Court of Common Please (“PCCP”): Freund v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3603; Branham, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3590; Milliman v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3606, Weisenberger, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3600; Weisheit v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3596; Wierschke v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3591; DiBlasi, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2078; Depaepe, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2081; Nichole and Johnny Baird, Jr., v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 00972; Karen Kane, individually and as Administratrix of the Estate of Patrick A. Kane v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000975; Robert Hromec Nelson and Barbara Lynn Nelson v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000978; and John Carl Stepp v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000981.

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

Item 1A.  Risk Factors.

Our business involves risk. The following information and the information contained in Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended March 31, 2006 about these risks should be considered carefully together with the other information contained in this report. The risks described below and in the Form 10-K, Item 1A are not the only risks we face. Additional risks not currently known or deemed immaterial may also result in adverse results for our business.

Work stoppages or prolonged strikes at our unionized plants and our inability to stabilize on a more permanent basis our relationship with our union in South Korea may jeopardize our relationships with our customers. Our facility in Asan City, South Korea is a union facility. We negotiate the agreement with the union annually and have experienced work stoppages and strikes in the recent past. While these work stoppages and strikes have not yet affected our ability to deliver product on a timely basis, if we are unable to stabilize our relationship with the union on a more permanent and predictable basis, our relationships with our customers may be adversely affected. While our relationships with the unions in other parts of the world are generally good, the existence of a unionized workforce in Europe, Brazil and in some facilities in the United States does present an element of uncertainty in the ability of the Company to effectively and efficiently supply its customers. If the Company were to experience a prolonged strike at any of its facilities, the ability of the Company to supply product may be adversely affected. If that were the case, the Company’s relationship with its customers could be adversely affected.

We continue to face high commodity costs (including steel, copper, aluminum, other raw materials and energy) that we increasingly cannot recoup in our product pricing. Increasing commodity costs continue to have a significant impact on our results, and those of others in our industry. We have sought to alleviate the impact of increasing costs by including a materials pass-through provision in our contracts with our customers. However, certain of our customers are increasingly refusing to honor those contractual provisions and are not paying the full cost of the materials increases or are not paying the Company on a timely basis. The continuation of this practice would adversely affect our profitability. The Company intends to pursue aggressively the customers that are refusing to pay these costs that are due the Company. The enforcement of contractual obligations by the Company may strain or disrupt our relationships with those customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its second quarter of fiscal 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 27 - July 26, 2006	4,630 (1)(2)	$23.23 (3)	3,700 (1)	2,654,069 (4)

July 27 - August 26, 2006	84,127 (1)(2)	$23.08 (3)	82,300 (1)	2,571,769 (4)

August 27 - September 26, 2006	77,838 (1)(2)	$23.43 (3)	77,700 (1)	2,494,069 (4)

Total	166,595 (1)(2)	$23.25 (3)	163,700 (1)

(1) Includes purchases made through the share purchase program announced on January 26, 2006,where the Company may purchase up to an additional 10% of its outstanding shares over an 18 month period.

(2)  Includes shares purchased from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

(3) The stated price does not include commission paid.

(4) The stated figure represents the amount remaining under the 10 percent share repurchase program. The Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 350,270, with a value of $8,448,512 at September 26, 2006. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25% per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 19, 2006. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2006.

Item 6. Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
3.1	By-Laws, as amended on October 18, 2006, by the Board of Directors to provide for direct registration of shares of the Company's stock and increase the number of directors to ten.		X

31(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President, Finance
and Chief Financial Officer *

Date: November 6, 2006

* Executing as both the principal financial officer and a duly authorized officer of the Company