Form 10-Q
period 2006-12-26
MODINE MANUFACTURING CO
filed 2007-02-01
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2006

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,847,830 at January 31, 2007.

MODINE MANUFACTURING COMPANY
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets - December 26, 2006 and March 31, 2006	3
Consolidated Statements of Earnings -
For the Three and Nine Months Ended December 26, 2006 and 2005	4
Condensed Consolidated Statements of Cash Flows -
For the Nine Months Ended December 26, 2006 and 2005	5
Notes to Condensed Consolidated Financial Statements	6 - 35

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	36 - 53

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53 - 57

Item 4. Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	58 - 59

Item 1A. Risk Factors	59 - 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60 - 61

Item 6. Exhibits	61 - 62

Signature	63

PART I . FINANCIAL INFORMATION

Item 1. Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 26, 2006 and March 31, 2006
(In thousands, except per share amounts)
(Unaudited)
	December 26, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,138	$30,798
Short term investments	2,842	-
Trade receivables, less allowance for doubtful accounts of $1,822 and $1,511	271,091	254,681
Inventories	116,896	90,227
Deferred income taxes and other current assets	56,521	36,489
Total current assets	466,488	412,195
Noncurrent assets:
Property, plant and equipment – net	519,605	467,600
Investment in affiliates	17,037	41,728
Goodwill	66,479	52,256
Other intangible assets – net	13,847	12,735
Prepaid pension costs	57,546	59,894
Other noncurrent assets	25,264	5,687
Total noncurrent assets	699,778	639,900
Total assets	$1,166,266	$1,052,095
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$3,076	$5,983
Long-term debt – current portion	146	125
Accounts payable	192,813	187,048
Accrued compensation and employee benefits	68,914	56,835
Income taxes	10,166	13,169
Accrued expenses and other current liabilities	36,693	31,789
Total current liabilities	311,808	294,949
Noncurrent liabilities:
Long-term debt	184,487	151,706
Deferred income taxes	42,473	38,424
Pensions	33,080	28,933
Postretirement benefits	19,939	20,085
Other noncurrent liabilities	26,759	12,573
Total noncurrent liabilities	306,738	251,721
Total liabilities	618,546	546,670
Commitments and contingencies (See Notes 17 & 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,782 and 33,210 shares	20,475	20,756
Additional paid-in capital	57,156	52,459
Retained earnings (see Note 2)	447,699	433,405
Accumulated other comprehensive income	35,012	10,017
Treasury stock at cost: 425 and 404 shares	(11,754)	(11,212)
Deferred compensation trust	(868)	-
Total shareholders' equity	547,720	505,425
Total liabilities and shareholders' equity	$1,166,266	$1,052,095

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three and nine months ended December 26, 2006 and 2005
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 26		Nine months ended December 26
	2006	2005	2006	2005
Net sales	$467,927	$411,030	$1,335,832	$1,212,020
Cost of sales	388,963	330,818	1,112,261	971,750
Gross profit	78,964	80,212	223,571	240,270
Selling, general, and administrative expenses	60,202	57,498	176,274	164,702
Restructuring charges	846	-	3,071	-
Income from operations	17,916	22,714	44,226	75,568
Interest expense	(2,784)	(2,049)	(7,211)	(5,430)
Other income – net	4,045	2,412	6,936	5,690
Earnings from continuing operations before income taxes	19,177	23,077	43,951	75,828
Provision for (benefit from) income taxes	2,831	10,002	(1,061)	27,733
Earnings from continuing operations	16,346	13,075	45,012	48,095
Earnings from discontinued operations (net of income taxes)	-	443	-	457
Loss on spin off of discontinued operations	-	-	-	(53,625)
Cumulative effect of accounting change (net of income taxes)	-	-	70	-
Net earnings (loss)	$16,346	$13,518	$45,082	$(5,073)

Earnings (loss) per share of common stock – basic:
Continuing operations	$0.51	$0.39	$1.40	$1.41
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	-	-	(1.57)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – basic	$0.51	$0.40	$1.40	$(0.15)

Earnings (loss) per share of common stock – diluted:
Continuing operations	$0.51	$0.38	$1.40	$1.39
Earnings from discontinued operations	-	0.02	-	0.01
Loss on spin off of discontinued operations	-	-	-	(1.55)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – diluted	$0.51	$0.40	$1.40	$(0.15)

Dividends per share	$0.175	$0.175	$0.525	$0.525

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 26, 2006 and 2005
(In thousands)
(Unaudited)
	Nine months ended December 26
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$45,082	$(5,073)
Adjustments to reconcile net earnings (loss) with net cash
provided by operating activities:
Depreciation and amortization	52,388	53,153
Loss on spin off of Aftermarket business	-	53,625
Other – net	(9,884)	1,230
Net changes in operating assets and liabilities, excluding
acquisitions and dispositions	(20,074)	(5,387)
Net cash provided by operating activities	67,512	97,548

Cash flows from investing activities:
Expenditures for property, plant and equipment	(60,412)	(49,604)
Acquisitions, net of cash acquired	(11,096)	(38,162)
Spin off of Aftermarket business	-	(6,300)
Proceeds from purchase price settlement	2,900	-
Proceeds from dispositions of assets	24	40
Other – net	(884)	379
Net cash used for investing activities	(69,468)	(93,647)

Cash flows from financing activities:
Short-term debt	(3,424)	-
Additions to long-term debt	191,600	246,717
Reductions of long-term debt	(163,906)	(204,017)
Bank overdrafts	(2,124)	5,486
Proceeds from exercise of stock options	1,670	11,788
Repurchase of common stock, treasury and retirement	(13,811)	(61,314)
Cash dividends paid	(17,010)	(18,082)
Settlement of derivative contracts	(1,887)	(1,794)
Excess tax benefits from stock-based compensation	242	-
Net cash used for financing activities	(8,650)	(21,216)

Effect of exchange rate changes on cash	(1,054)	(4,639)
Net decrease in cash and cash equivalents	(11,660)	(21,954)
Cash and cash equivalents at beginning of period	30,798	55,091
Cash and cash equivalents at end of period	$19,138	$33,137

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2006 filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

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

On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. As a result of this spin off, the condensed consolidated financial statements and related notes have been restated to present the results of the Aftermarket business as a discontinued operation. Accordingly, the operating results of the Aftermarket business have been included in earnings from discontinued operations, (net of income taxes) in the consolidated statement of earnings for the three and nine months ended December 26, 2005.

In the second quarter of fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53,625. The amount of the non-cash charge was comprised of the following components: $50,101 to reflect the difference between the value that Modine shareholders received in the new company of $51,319, a function of the stock price of Transpro at the closing, and the $101,420 in asset carrying value of Modine’s Aftermarket business; and $3,524 of foreign currency translation loss recognized at the date of the transaction.

Note 2: Significant Accounting Policies

Tooling costs: Modine accounts for pre-production tooling costs as a component of property, plant and equipment - net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program. At December 26, 2006 and 2005, the Company-owned tooling totaled $19,408 and $12,995, respectively. In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment. The Company accounts for unbilled customer-owned tooling costs as a receivable when the customer guarantees reimbursement to the Company. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At December 26, 2006 and 2005, the receivable related to customer-owned tooling totaled $7,141 and $1,200, respectively.

Stock-based compensation: Effective April 1, 2006, in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” Modine began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. Prior to the adoption of SFAS No. 123(R), the Company was recording compensation expense for restricted awards under the “intrinsic-value-based” method but was not required to record any compensation expense for stock options under the “intrinsic-value-based” method as the grant price of the stock options was equal to the market value of the underlying common stock on the grant date. The effect of this change, from the “intrinsic-value-based method” previously used by the Company to the “fair-value-based” method, on the results for the three and nine months ended December 26, 2006 are as follows:
	Three months ended December 26, 2006
			Impact on
	Fair	Intrinsic	earnings from
	value	value	adoption of
	method	method	SFAS No. 123(R)
Stock-based compensation expense effect on:
Earnings from continuing operations before taxes	($1,407)	($1,346)	($61)
Earnings from continuing operations	($860)	($823)	($37)
Net earnings	($860)	($823)	($37)

Earnings per share effect:
Basic earnings per share	($0.03)	($0.03)	-
Diluted earnings per share	($0.03)	($0.03)	-

	Nine months ended December 26, 2006
			Impact on
	Fair	Intrinsic	earnings from
	value	value	adoption of
	method	method	SFAS No. 123(R)
Stock-based compensation expense effect on:
Earnings from continuing operations before taxes	($3,859)	($2,519)	($1,340)
Earnings from continuing operations	($2,360)	($1,542)	($818)
Net earnings	($2,360)	($1,542)	($818)

Earnings per share effect:
Basic earnings per share	($0.07)	($0.05)	($0.02)
Diluted earnings per share	($0.07)	($0.05)	($0.02)

The Company adopted SFAS No. 123(R) using the “modified prospective method” and, as a result, financial results for periods prior to fiscal 2007 were not restated for this accounting change. The modified prospective method requires compensation cost to be recognized beginning on the effective date for (a) all new share-based awards granted after the effective date and to previously issued awards that are modified, repurchased or cancelled after that date and for (b) outstanding share-based awards on the effective date that are unvested because the requisite service period has not been completed. Compensation cost recorded on the unvested awards ((b) above) is based on the grant-date fair value determined under SFAS No. 123 and previously reported in the Company’s pro forma footnote disclosures. Stock-based compensation expense is recognized using the straight-line attribution method and remains unchanged from the method used in prior years except for the requirement under SFAS No. 123(R) to estimate forfeitures rather than record them as they occur. The majority of this expense is reflected in corporate as administrative expense, and has not been allocated to the various segments.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits realized for the tax deductions from option exercises and stock award vesting for the three and nine months ended December 26, 2006 were $40 and $242, respectively. During the three months ended December 26, 2006 and 2005, the Company recognized total income tax benefits related to stock-based compensation awards of $546 and $332, respectively. During the nine months ended December 26, 2006 and 2005, the Company recognized total income tax benefits related to stock-based compensation awards of $1,499 and $1,032, respectively.

Prior to fiscal 2007, the Company had adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” requiring SFAS No. 123 pro forma disclosure recognizing compensation expense for stock options under the fair-value based method. The pro forma net income and net income per share of common stock for the three and nine months ended December 26, 2005 would have been as follows:

	Three months	Nine months
	ended	ended
	December 26, 2005	December 26, 2005

Earnings from continuing operations, as reported	$13,075	$48,095
Compensation expense for stock awards as reported, net of tax	854	2,631
Stock compensation expense under fair value method, net of tax	(854)	(2,847)
Earnings from continuing operations, pro forma	$13,075	$47,879

Net earnings (loss), as reported	$13,518	$(5,073)
Compensation expense for stock awards as reported, net of tax	854	2,658
Stock compensation expense under fair value method, net of tax	(854)	(2,874)
Net earnings (loss), pro forma	$13,518	$(5,289)

Net earnings per share from continuing operations (basic), as reported	$0.39	$1.41
Net earnings per share from continuing operations (basic), pro forma	$0.39	$1.41

Net earnings (loss) per share (basic), as reported	$0.40	$(0.15)
Net earnings (loss) per share (basic), pro forma	$0.40	$(0.16)

Net earnings per share from continuing operations (diluted), as reported	$0.38	$1.39
Net earnings per share from continuing operations (diluted), pro forma	$0.38	$1.39

Net earnings (loss) per share (diluted), as reported	$0.40	$(0.15)
Net earnings (loss) per share (diluted), pro forma	$0.40	$(0.15)

See Note 4 for additional information on the Company’s stock-based compensation plans.

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

New accounting pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company is required to adopt FIN 48 in the first quarter of fiscal 2008, and is currently performing an assessment of its global tax positions. The Company expects to substantially complete this assessment during the fourth quarter of fiscal 2007, and will disclose the anticipated impact of adopting this standard in the Company’s Form 10-K for the year ended March 31, 2007.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No.
06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that requires that a company disclose its accounting policy for the statement of earnings presentation of taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any taxes reported on a gross basis (included in revenues and costs), disclosure of the amount of taxes recorded within these categories is required. The Company’s accounting policy is to present the taxes within the scope of this EITF on a net basis. The adoption of EITF 06-3 in the fourth quarter of fiscal 2007 will not result in a change to the Company’s accounting policy and, accordingly, is not anticipated to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The Company is required to adopt this aspect of SFAS No. 158 for the fiscal year ending March 31, 2007, and prospectively thereafter. The anticipated impact of adopting this statement, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to reduce total assets by $27,233, increase total liabilities by $38,682, and reduce total shareholders’ equity by $65,915, net of an income tax benefit of $35,493. The adoption of this statement will not have an adverse impact on existing loan covenants. SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009. The Company currently uses December 31 as the measurement date for its pension and postretirement plans.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, that provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the Company’s fiscal year ending March 31, 2007. The Company elected early application of the provisions of SAB No. 108 during the second quarter of fiscal 2007. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits initial application of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects up to April 1, 2006 of applying the guidance in SAB No. 108:
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
(2)
The Company was not properly accounting for the disposal of fixed assets within its Original Equipment - Europe segment. As a result of this error, net income was overstated by $482 (cumulatively) in fiscal years prior to 2005, by $324 in fiscal 2005 and by $732 in fiscal 2006. The Company recorded a $1,538 reduction of our fixed assets for disposals not previously recognized as of April 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

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

(7)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(8)	Represents the net reduction to retained earnings recorded as of April 1, 2006 to reflect the initial application of SAB No. 108.

While the amounts above are considered immaterial to prior periods, they have been corrected through the cumulative effect adjustment upon adoption of SAB No. 108 as recording these amounts in fiscal 2007 as out-of-period adjustment would have had a material effect on the annual results of operations for fiscal 2007.

The following is a rollforward of retained earnings balance from March 31, 2006 through December 26, 2006 reflecting the net reduction in retained earnings as a result of adopting SAB No. 108:

Retained earnings, March 31, 2006	$433,405
SAB No. 108 cumulative effect	(1,775)
Net earnings	45,082
Cash dividends	(17,010)
Stock repurchase program	(12,003)
Retained earnings, December 26, 2006	$447,699

Certain of the adjustments ((4) & (5)) included above also resulted in an error in the first quarter of fiscal 2007. This error represented an overstatement of net income for the first quarter of fiscal 2007 totaling approximately $600, which was corrected in the second quarter of fiscal 2007.

 Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended December 26, 2006 and 2005 were $1,919 and $1,209, respectively. Modine’s contributions to the defined contribution employee benefit plans for the nine months ended December 26, 2006 and 2005 were $6,131 and $3,424, respectively.

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee. The Company recorded a pension curtailment charge of $650 during the nine months ended December 26, 2006 to reflect the impact of this upcoming closure of the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees. This program generally included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program. The Company recorded charges of $964 during the nine months ended December 26, 2006 to reflect this enhanced pension benefit.

Costs for Modine's pension and postretirement benefit plans for the three and nine months ended December 26, 2006 and 2005 include the following components:

	Three months ended December 26				Nine months ended December 26
	Pension		Postretirement		Pension		Postretirement
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,076	$2,173	$77	$90	$3,291	$5,997	$271	$282
Interest cost	3,741	3,625	386	317	11,318	10,233	1,349	1,384
Expected return on plan assets	(4,692)	(4,929)	-	-	(14,220)	(13,674)	-	-
Amortization of:
Unrecognized net loss (gain)	1,415	1,109	2	(2)	4,271	3,381	259	303
Unrecognized prior service cost	11	74	-	16	11	53	-	16
Unrecognized net asset	(6)	(7)	-	-	(20)	(19)	-	-
Adjustment for curtailment	(50)	-	-	-	650	-	-	-
Enhanced pension benefit	24	-	-	-	964		-	-
Net periodic benefit cost	$1,519	$2,045	$465	$421	$6,265	$5,971	$1,879	$1,985

The Company made cash contributions in the third quarter of fiscal 2007 of $1,866 to its domestic qualified pension plans and expects to contribute an additional $54 during the remainder of the fiscal year. The Company made cash contributions in the third quarter of fiscal 2006 of $2,774 to its domestic qualified pension plans.

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

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares. Shares being repurchased through the share repurchase program are being returned to the status of authorized but un-issued shares. Under the Company’s 2002 Incentive Stock Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, 1,521 shares and 233 shares, respectively, are available for the granting of additional options and awards.

Stock Options: All stock options granted under the plans described above were vested on April 1, 2006, the date of adoption of SFAS No. 123(R), except for employees who had not completed one year of service. The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for the nine months ended December 26, 2005:

Expected life of options - years	5
Risk-free interest rate	3.69%
Expected volatility of the Company's stock	35.75%
Expected dividend yield on the Company's stock	2.77%
Expected forfeiture rate	0%

Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted. No stock options were granted by the Company in the first nine months of fiscal 2007. For the three and nine months ended December 26, 2006, Modine recorded $23 and $184, respectively, in compensation expense related to stock options that were outstanding but unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed. No compensation expense was recorded in the first nine months of fiscal 2006 related to stock options.

The weighted average fair value of stock options granted in the first quarter of fiscal 2006 was $8.64 per option. No options were granted in the second or third quarters of fiscal 2006. The total fair value of stock options vesting during the three and nine months ended December 26, 2006 was $26 and $350, respectively. As of December 26, 2006, the total compensation expense not yet recognized related to non-vested stock options was $9 and the weighted-average period in which the remaining expense is expected to be recognized is approximately one month.

A summary of the stock option activity for the three and nine months ended December 26, 2006 is as follows:

			Weighted
			average
	Weighted		remaining	Aggregate
	average		contractual	intrinsic
	option price	Options	years	value
Three months ended December 26, 2006
Outstanding September 26, 2006	$27.21	2,382
Granted	-	-
Exercised	20.76	(24)
Forfeited	-	-
Outstanding December 26, 2006	$27.28	2,358	5.3	$3,137

Exercisable December 26, 2006	$27.28	2,348	5.3	$3,137

			Weighted
			average
	Weighted		remaining	Aggregate
	average		contractual	intrinsic
	option price	Options	years	value
Nine months ended December 26, 2006
Outstanding March 31, 2006	$27.10	2,565
Granted	-	-
Exercised	20.64	(81)
Forfeited	28.01	(126)
Outstanding December 26, 2006	$27.28	2,358	5.3	$3,137

Exercisable December 26, 2006	$27.28	2,348	5.3	$3,137

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of Modine common shares on the last trading day of the third quarter of fiscal 2007 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. The aggregate value shown is not recorded for financial statement purposes under SFAS No. 123(R) and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the three and nine months ended December 26, 2006 and 2005 were as follows:
	Three months ended		Nine months ended
	December 26		December 26
	2006	2005	2006	2005

Intrinsic value of stock options exercised	$93	$1,244	$250	$4,624
Proceeds from stock options exercised	$495	$3,229	$1,670	$11,788

Restricted Stock: A summary of the restricted stock activity for the three and nine months ended December 26, 2006 is as follows:

	Weighted	Shares
	average	subject to
	price	restrictions
Three months ended December 26, 2006
Non-vested at September 26, 2006	$29.09	350
Granted	24.28	6
Vested	24.28	(6)
Forfeited	28.05	(5)
Non-vested at December 26, 2006	$29.11	345

	Weighted	Shares
	average	subject to
	price	restrictions
Nine months ended December 26, 2006
Non-vested at March 31, 2006	$29.05	433
Granted	23.50	15
Vested	26.32	(82)
Forfeited	27.61	(21)
Non-vested at December 26, 2006	$29.11	345

At December 26, 2006, Modine had approximately $6,210 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted average period of 2.7 years.

As required by SFAS No.123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.

Restricted Stock - Performance Based Shares: In fiscal 2006, the ONC changed the performance portion of the restricted stock award program lengthening the time horizon to a three-year period and establishing two performance measures - an EPS measure and a Total Shareholder Return (TSR) measure. Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved. A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously. For the three and nine months ended December 26, 2006, Modine recorded $301 and $887, respectively, in compensation expense resulting from the TSR portion of the performance award. No expense was recorded relative to the EPS portion of the performance award based upon current projections of probable attainment of this portion of the award. The fair value of the TSR portion of the award was estimated in fiscal 2007 using a Monte Carlo valuation model. In fiscal 2006, the compensation expense recorded was based upon variable accounting under APB No. 25. Because the fiscal 2006 performance shares were unvested on the adoption date of SFAS No. 123(R), the Monte Carlo method was used to determine the fair value for recording compensation expense in fiscal 2007. The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2006	May 2005
	Grant	Grant

Expected life of award - years	3	3
Risk-free interest rate	4.96%	3.75%
Expected volatility of the Company's stock	31.40%	40.70%
Expected dividend yield on the Company's stock	2.19%	2.13%
Expected forfeiture rate	5.00%	5.00%

At December 26, 2006, Modine had approximately $2,130 of total unrecognized compensation cost related to unvested performance based restricted stock. That cost is expected to be recognized over a weighted average period of 1.9 years.

Note 5: Other Income - Net

Other income - net was comprised of the following:
	Three months ended December 26		Nine months ended December 26
	2006	2005	2006	2005
Equity in earnings of non-consolidated affiliates	$302	$1,420	$1,718	$3,977
Interest income	386	474	865	1,316
Foreign currency transactions	(78)	422	639	48
Purchase price settlement	2,900	-	2,900	-
Other non-operating income - net	535	96	814	349
Total other income - net	$4,045	$2,412	$6,936	$5,690

The purchase price settlement of $2,900 during the three and nine months ended December 26, 2006 relates to the Final Settlement Agreement between Modine and WiniaMando, Inc. effective November 30, 2006. See Note 11 for additional discussion of this settlement.

Note 6: Income Taxes

The provision for income taxes from continuing operations for the three months ended December 26, 2006 and 2005 was $2,831 and $10,002, respectively. During the three months ended December 26, 2006 and 2005, the Company’s effective income tax rate attributable to earnings from continuing operations was 14.8 percent and 43.3 percent, respectively. The effective tax rate for the third quarter of fiscal 2007 includes a decrease of approximately $2,723 resulting from legislation that was passed extending the research and development tax credit retroactively to January 1, 2006. This decrease was coupled with a decrease in foreign and state income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions.

The provision for income taxes from continuing operations for the nine months ended December 26, 2006 and 2005 was a benefit of $1,061 and expense of $27,733, respectively. During the nine months ended December 26, 2006 and 2005, the Company’s effective income tax rate attributable to earnings from continuing operations was (2.4) percent and 36.6 percent, respectively. The effective tax rate for the first nine months of fiscal 2007 includes an approximate $8,000 non-recurring decrease resulting from the closure of the Company’s Taiwan facility, an approximate $3,600 decrease resulting from the recognition of a tax benefit related to net operating losses in Brazil that were previously unavailable, and a $2,723 decrease resulting from the passage of legislation extending the research and development tax credit.

The following is a reconciliation of the effective tax rate for the three and nine months ended December 26, 2006 and 2005:

	Three months ended December 26		Nine months ended December 26
	2006	2005	2006	2005
Statutory federal tax	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(2.1)	0.6	(2.2)	0.5
Taxes on non-U.S. earnings and losses	(4.2)	(4.3)	(5.6)	(3.6)
Foreign repatriation	-	8.7	-	2.7
Valuation allowance	0.4	3.6	3.6	2.4
Research and development tax credit	(15.2)		(6.6)
Worthless stock deduction	-	-	(18.1)	-
Net operating losses in Brazil	-	-	(8.1)	-
Other	0.9	(0.3)	(0.4)	(0.4)
Effective tax rate	14.8%	43.3%	(2.4%)	36.6%

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended December 26		Nine months ended December 26
	2006	2005	2006	2005

Numerator:
Earnings from continuing operations	$16,346	$13,075	$45,012	$48,095
Earnings from discontinued operations	-	443	-	457
Loss on spin off of discontinued operations	-	-	-	(53,625)
Cumulative effect of accounting change	-	-	70	-
Net earnings (loss)	$16,346	$13,518	$45,082	$(5,073)
Denominator:
Weighted average shares outstanding – basic	32,074	33,656	32,153	34,057
Effect of dilutive securities	84	484	92	460
Weighted average shares outstanding – diluted	32,158	34,140	32,245	34,517

Net earnings (loss) per share of common stock – basic:
Continuing operations	$0.51	$0.39	$1.40	$1.41
Earnings from discontinued operations	-	0.01	-	0.01
Loss on spin off of discontinued operations	-	-	-	(1.57)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – basic	$0.51	$0.40	$1.40	$(0.15)

Net earnings (loss) per share of common stock – diluted:
Continuing operations	$0.51	$0.38	$1.40	$1.39
Earnings from discontinued operations	-	0.02	-	0.01
Loss on spin off of discontinued operations	-	-	-	(1.55)
Cumulative effect of accounting change	-	-	-	-
Net earnings (loss) – diluted	$0.51	$0.40	$1.40	$(0.15)

The calculation of diluted earnings per share excluded 1,645 and 0 options for the three months ended December 26, 2006 and 2005, respectively, and 1,645 and 31 options for the nine months ended December 26, 2006 and 2005, respectively, as the exercise price of these stock options was greater than the market price of the Company’s common stock on December 26, 2006, and were thus anti-dilutive. The calculation of diluted earnings per share also excludes 194 and 0 restricted stock awards for the three months ended December 26, 2006 and 2005, respectively, and 194 and 0 restricted stock awards for the nine months ended December 26, 2006 and 2005 as these awards were anti-dilutive.

Note 8: Comprehensive Earnings

Comprehensive earnings (loss), which represent net earnings (loss) adjusted by the change in accumulated other comprehensive income was as follows:
	Three months ended December 26		Nine months ended December 26
	2006	2005	2006	2005
Net earnings (loss)	$16,346	$13,518	$45,082	$(5,073)
Foreign currency translation	12,625	(13,805)	25,019	(28,305)
Cash flow hedges	1,246	44	(24)	(1,750)
Minimum pension liability	-	120	-	120
Total comprehensive earnings (loss)	$30,217	$(123)	$70,077	$(35,008)

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw material, work in process and finished goods.

	December 26, 2006	March 31, 2006
Raw materials	$56,106	$39,779
Work in process	29,137	29,435
Finished goods	31,653	21,013
Total inventories	$116,896	$90,227

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 26, 2006	March 31, 2006
Gross property, plant and equipment	$1,044,124	$940,319
Less accumulated depreciation	(524,519)	(472,719)
Net property, plant and equipment	$519,605	$467,600

Note 11: Acquisitions

Effective May 4, 2006, Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement. The purchase agreement also includes a $4,000 performance payment which is contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.

This 50 percent step acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. A preliminary intangible asset was recorded at the acquisition date for a tradename valued at $1,161 which is being amortized over five years. The purchase price allocation, which is preliminary, subject to the finalization of intangible valuations, resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price. Accordingly, the $4,000 contingent performance payment has been recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096. The remaining excess by which the fair market values of assets and liabilities acquired exceeded the purchase price has been allocated as a reduction to the acquired long-lived assets on a pro-rata basis.

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

The Radiadores Visconde Ltda. acquisition strongly fits into Modine’s geographic diversification goal of expanding the Company’s manufacturing footprint in lower-cost, emerging growth areas. This acquisition strengthens the Company as it provides an opportunity for Modine to follow its global customers to more geographic regions. In addition, this acquisition gives the Company the ability to transfer its global manufacturing and design standards to the Brazilian market, which provides the Company with the opportunity to improve its position in this market and grow its on-highway and off-highway business. This acquisition is reported in the Original Equipment-Americas segment. For financial reporting purposes, Radiadores Visconde Ltda. is included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for the first nine months of fiscal 2007 include two months of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and seven months of consolidated activity reflecting the Company’s 100 percent ownership.

The following provides a preliminary allocation of the purchase price, including allocation of the equity investment balance as of the acquisition date:

Assets acquired:
Trade receivables – net	$15,210
Inventories	15,982
Other current assets	4,747
Property, plant and equipment – net	19,697
Goodwill (initial 50 percent already owned)	11,821
Tradename	1,161
Other noncurrent assets	161
Total assets	68,779

Liabilities assumed:
Accounts payable	10,420
Accrued compensation	3,312
Accrued expenses and other current liabilities	3,549
Other noncurrent liabilities	7,752
Total liabilities	25,033

Net assets acquired	43,746
Equity investment allocated to assets
acquired and liabilities assumed	26,650
Net purchase price	17,096

Recognized goodwill (purchased 50 percent)	$ ---

For the twelve months ended December 31, 2005, Radiadores Visconde Ltda.’s net sales were approximately $66,000, and its net earnings were approximately $4,000 over this same period. These results represent 4.2% of the Company’s net sales and 4.5% of the Company’s net earnings, after adjusting for equity earnings recognized, over this same twelve-month period.

Effective July 31, 2004, Modine acquired through its wholly owned subsidiary Modine Korea, LLC, the South Korean assets of the Automotive Climate Control Division of WiniaMando Inc. (ACC). Modine Manufacturing Company, through stock purchases, completed the acquisition of the balance of ACC’s operations in China, a wholly owned subsidiary in Shanghai, China and a 50 percent interest in a joint venture in Hefei, China, effective September 3, 2004 and October 15, 2004, respectively. Effective November 30, 2006, Modine and WiniaMando, Inc. entered into a Final Settlement Agreement under which the parties agreed to resolve a number of post-closing claims raised by Modine for $2,900. Modine recognized the settlement amount as income in other income-net in the consolidated statement of earnings for the three and nine months ended December 26, 2006. At December 26, 2006, all claims raised during the post-closing claims process have been resolved and there is no amount remaining in the escrow. Both Modine and WiniaMando, Inc. retained all rights and obligations arising under any continuing lease, service, or other agreement still existing between the parties.

Note 12: Restructuring, Plant Closures and Other Related Costs

In the first quarter of fiscal 2007, Modine announced a five-point global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. Set forth below are the descriptions of the exit and disposal activities initiated during the first nine months of fiscal 2007 under this program.

In April 2006, the Company announced a plan to relocate its Harrodsburg, Kentucky-based research and development (R&D) activities, which are reported in the Corporate and administrative section in the segment disclosure, to its technology center in Racine, Wisconsin. This was done in conjunction with the creation of a product-focused group to support the passenger thermal management (PTM) needs of the truck and off-highway markets. The new group’s R&D activities, along with systems and applications engineering, are located in Racine while production remains in Harrodsburg. In conjunction with this plan, the Company anticipates incurring one-time termination benefits of $219, and other closure costs of $618. Total cash expenditures of $759 are anticipated to be incurred in conjunction with this plan. During the three and nine months ended December 26, 2006, reversals of $13 and charges of $146, respectively, of one-time termination benefits and charges of $471 and $482, respectively, of other closure costs were charged to earnings related to this plan.

In May 2006, the Company announced the closure of its Taiwan facility that manufactured high volume heat pipes for the personal computer and laptop markets through its electronic cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market rather than the commodities segment. Operations ceased at this facility in July 2006, and approximately 200 employees have been affected by the action. During the three and nine months ended December 26, 2006, reversals of $109 and charges of $674, respectively, of one-time termination benefits and contract termination costs and charges of $428 and $1,862, respectively, of other closure costs were charged to earnings related to this plan. No significant further costs are anticipated to be incurred related to this closure. Total cash expenditures of $976 have been incurred in conjunction with this plan.

In May 2006, the Company offered a voluntary enhanced early retirement program in the U.S. that was accepted by approximately 50 employees. Retirement dates extend from August 2006 through March 2007. During the three and nine months ended December 26, 2006, charges of $66 and $1,971, respectively, were recorded related to benefits provided to employees who accepted the early retirement program. Total cash expenditures of $1,024 are anticipated to be incurred under this program.

On July 20, 2006, the Company announced plans to build a new facility adjacent to its current Nuevo Laredo, Mexico facility. In addition, the Company announced the closing of the Richland, South Carolina plant by consolidating production into the McHenry, Illinois facility to gain scale efficiencies in its U.S. manufacturing platform. The Company also announced the closing of its facility in Clinton, Tennessee, based on the anticipated phase out of certain customer programs over the 2007-2009 period. On December 12, 2006, the Company announced the closure of its Toledo, Ohio facility based on the phase out of customer programs in 2007. These announcements are anticipated to result in approximately $7,800 in pre-tax charges over the closure period, consisting of approximately $2,100 of employee-related costs and approximately $5,700 of other-related costs, such as relocation and miscellaneous facility closing costs. During the three and nine months ended December 26, 2006, reversals of $36 and charges of $1,295, respectively, of one-time termination benefits, a pension curtailment reversal of $50 and charges of $650, respectively, and other closure costs of $1,303 and $1,516, respectively, were recorded related to these plans. The actions should be completed by the end of fiscal 2009, and will result in cash-related expenditures totaling approximately $6,200.

In October 2006, the Company announced a reduction in force that affected approximately 50 employees in the U.S. During the three and nine months ended December 26, 2006, one-time termination benefits of $978 were recorded related to this plan. Total cash expenditures of $1,032 are anticipated to be incurred related to this plan.

In addition to the above announced plans, the Company is also completing certain other actions under its global competitiveness program, including selling, general and administrative expense reductions and equipment transfers to better utilize our existing facilities. During the three and nine months ended December 26, 2006, other repositioning costs of $528 and $607 were incurred related to these other actions.

Changes in the accrued restructuring liability during the three and nine months ended December 26, 2006 were comprised of the following related to the above described restructuring activities:

Three Months ended December 26, 2006
Termination Benefits:
Balance, September 27, 2006	$1,441
Additions	1,055
Adjustments	(65)
Payments	(1,136)
Balance, December 26, 2006	$1,295

Other Restructuring Charges:
Balance, September 27, 2006	$222
Additions	-
Adjustments	(143)
Payments	(79)
Balance, December 26, 2006	$-

Nine Months Ended December 26, 2006
Termination Benefits:
Balance, April 1, 2006	$-
Additions	3,050
Adjustments	(65)
Payments	(1,690)
Balance, December 26, 2006	$1,295

Other Restructuring Charges:
Balance, April 1, 2006	$-
Additions	233
Adjustments	(146)
Payments	(87)
Balance, December 26, 2006	$-

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced in the three and nine months ended December 26, 2006:

	Three months ended	Nine months ended
	December 26, 2006	December 26, 2006
Restructuring charges:
Employee severance and related benefits	$990	$2,985
Contract termination costs	(144)	86
Total restructuring charges	846	3,071

Other repositioning costs:
Special termination benefits - early retirement	66	1,971
Obsolete inventory charges	104	276
Fixed asset impairments/write-offs	1,051	1,764
Pension curtailment charge	(50)	650
Miscellaneous other closure costs	1,549	2,449
Total other repositioning costs	2,720	7,110

Total restructuring and other repositioning costs	$3,566	$10,181

The total restructuring and other repositioning costs were recorded in the consolidated statement of earnings for the three and nine months ended December 26, 2006, respectively, as follows: $1,669 and $4,130 were recorded as a component of cost of sales; $1,051 and $2,980 were recorded as a component of selling, general and administrative expenses; and $846 and $3,071 were recorded as restructuring charges.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2007, by segment and in the aggregate, are summarized in the following table:

	OE-	OE-	OE-	Commercial
	Americas	Asia	Europe	HVAC&R	Other	Total

Balance, March 31, 2006	$23,769	$522	$7,942	$17,565	$2,458	$52,256
Acquisitions	11,821	-	-	-	-	11,821
Fluctuations in foreign currency	(426)	1	880	1,990	(43)	2,402
Balance, December 26, 2006	$35,164	$523	$8,822	$19,555	$2,415	$66,479

Intangible assets are comprised of the following:
	December 26, 2006			March 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,371)	$580	$3,951	$(3,175)	$776
Trademarks	10,529	(1,126)	9,403	9,679	(552)	9,127
Other intangibles	1,314	(282)	1,032	111	(111)	-
Total amortized intangible assets	15,794	(4,779)	11,015	13,741	(3,838)	9,903
Unamortized intangible assets:
Pension asset	2,832	-	2,832	2,832	-	2,832
Total intangible assets	$18,626	$(4,779)	$13,847	$16,573	$(3,838)	$12,735

The aggregate amortization expense for the three months ended December 26, 2006 and 2005 was $295 and $266, respectively. The aggregate amortization expense for the nine months ended December 26, 2006 and 2005 was $833 and $675, respectively. Total estimated annual amortization expense expected for the remainder of fiscal year 2007 through 2012 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2007	$298
2008	1,188
2009	1,186
2010	930
2011	930
2012 & Beyond	6,483

Note 14: Indebtedness

On December 7, 2006, the Company entered into a $50,000, 5.68 percent Series A Senior note and a $25,000, 5.68 percent Series B Senior note with JPMorgan Securities Inc. acting as its agent with respect to placement of the notes. The proceeds from the notes are being used for general corporate purposes, including the repayment of borrowings on existing domestic credit lines. The Series A Senior notes mature on December 7, 2017 and the Series B Senior notes mature on December 7, 2018. The notes contain customary restrictive covenants, including those relating to guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans, and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio. In conjunction with this offer, the Company entered into two forward starting swaps to lock the interest rates. See Note 16 for additional disclosure regarding these forward starting swaps.

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2006 and March 31, 2006, approximately 55 percent and 58 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies: In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At December 26, 2006, the Company had a 28.9 billion won ($31,073), 8-year loan to its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This collar was settled on August 29, 2006 for a loss of $1,139. On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan.

Note 16: Foreign Exchange Contracts/Derivatives/Hedges

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. The use of leveraged derivatives is prohibited by Company policy.

Commodity Derivatives: During the first nine months of fiscal 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the three and nine months ended December 26, 2006, $53 of income and $75 of expense, respectively, were recorded in the consolidated statement of earnings related to the settlement of certain futures contracts. At December 26, 2006, $1,064 of unrealized gains remains deferred in other comprehensive income, and will be realized as a component of cost of sales over the next five months.

Interest Rate Derivatives: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on December 29, 2005. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate. The contract was settled on December 1, 2005 with a loss of $1,794. The loss was reflected as a component of accumulated other comprehensive income (loss), net of income taxes, and is being amortized to interest expense over the ten-year life of the private placement borrowing.

On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006. On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812. The forward starting swaps were treated as cash flow hedges of forecasted transactions. The $1,812 loss is reflected as a component of accumulated other comprehensive income (loss), net of income taxes of $634, and is being amortized to interest expense over the respective eleven and twelve year lives of the $50,000 and $25,000 borrowings.

During the three months and nine months ended December 26, 2006, $36 and $91 of expense, respectively, was recorded in the consolidated statements of earnings related to the interest rate derivatives. At December 26, 2006, $2,129 of net unrealized losses on the interest rate derivatives remains deferred in other comprehensive income (loss).

Note 17: Product Warranties and Other Commitments

Product warranties: Modine provides product warranties for its assorted product lines with warranty periods generally ranging from one to ten years. The Company accrues for estimated future warranty costs in the period in which the sale is recorded, and warranty expense estimates are forecasted based on the best information available using analytical and statistical analyses of both historical and current claim data. These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.

Changes in the warranty liability for the three and nine months ended December 26, 2006 and 2005 were as follows:

	Three months ended December 26
	2006	2005

Balance, September 26	$10,233	$11,985
Acquisitions	-	-
Accruals for warranties issued in current period	1,688	1,667
Reversals related to pre-existing warranties	(106)	(408)
Settlements made	(2,232)	(2,398)
Effect of exchange rate changes	207	(185)
Balance, December 26	$9,790	$10,661

	Nine months ended December 26
	2006	2005

Balance, March 31	$10,893	$14,885
Acquisitions	527	380
Accruals for warranties issued in current period	5,761	6,433
Reversals related to pre-existing warranties	(118)	(3,571)
Settlements made	(7,644)	(6,833)
Effect of exchange rate changes	371	(633)
Balance, December 26	$9,790	$10,661

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnification obligations at December 26, 2006 is not material.

Commitments: At December 26, 2006, the Company had capital expenditure commitments of $26,471. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Note 18: Share Repurchase Program

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. No shares were repurchased under the anti-dilution portion of this program during fiscal 2007. On January 26, 2006, the Company announced a second share repurchase program that authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time. During the three months ended December 26, 2006, 49 shares were purchased under these programs at an average cost of $24.37 per share, or a total of $1,192. During the nine months ended December 26, 2006, 503 shares were purchased under these programs at an average cost of $26.38 per share, or a total of $13,259. The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring any shares acquired pursuant to these programs, and the retired shares are returned to the status of authorized but un-issued shares.

The Company continues to evaluate the potential for future purchases under these authorized programs based on its cash generating capabilities and indebtedness capacity, while balancing its key cash priorities of investment in the business for growth, acquisitions and dividends.

Note 19: Segment Information

In the current year, seven months of the Radiadores Visconde Ltda. acquisition results are included in the Original Equipment - Americas segment. In the prior year, seven months of the Airedale acquisition results are included in Commercial HVAC&R segment.

	Three months ended		Nine months ended
	December 26		December 26
	2006	2005	2006	2005
Sales :
Original Equipment – Americas	$194,031	$161,568	$574,495	$499,105
Original Equipment – Asia	62,306	47,902	160,258	155,451
Original Equipment – Europe	154,442	140,866	437,297	409,599
Commercial HVAC&R	50,412	52,807	139,724	127,356
Other	11,731	9,399	31,545	24,388
Segment sales	472,922	412,542	1,343,319	1,215,899
Corporate and administrative	1,302	819	3,698	2,386
Eliminations	(6,297)	(2,331)	(11,185)	(6,265)
Sales from continuing operations	$467,927	$411,030	$1,335,832	$1,212,020

Operating earnings (loss):
Original Equipment – Americas	$12,512	$16,240	$47,714	$60,085
Original Equipment – Asia	2,330	752	(396)	2,626
Original Equipment – Europe	17,989	19,995	51,671	57,964
Commercial HVAC&R	4,317	6,709	8,199	13,139
Other	179	(2,445)	(7,132)	(9,729)
Segment earnings	37,327	41,251	100,056	124,085
Corporate and administrative	(19,419)	(18,592)	(55,805)	(48,629)
Eliminations	8	55	(25)	112
Other items not allocated to segments	1,261	363	(275)	260
Earnings from continuing operations
before income taxes	$19,177	$23,077	$43,951	$75,828

	December 26, 2006	March 31, 2006
Assets:
Original Equipment – Americas	$328,059	$259,438
Original Equipment – Asia	156,360	155,596
Original Equipment – Europe	375,014	335,508
Commercial HVAC&R	107,018	94,108
Other	15,930	21,752
Corporate and administrative	197,082	194,271
Eliminations	(13,197)	(8,578)
Total assets	$1,166,266	$1,052,095

Note 20: Contingencies and Litigation

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

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These accruals totaled $978 and $1,102 at December 26, 2006 and March 31, 2006, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities.

Employee Agreements: The Company has employment agreements with certain key employees that provide for compensation and certain other benefits. In addition, the Company has agreements with its officers and other key employees that provide other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control. In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments, which would be required under the employment contracts, are estimated to be between $5,682 and $11,812 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

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

The Company and certain of its subsidiaries have reached an agreement in principle with Behr GmbH and Co. KG and certain of its subsidiaries to settle three intellectual property lawsuits and related matters. When executed, the settlement agreement would settle the following litigation among the parties: the litigation of the District Court in Mannheim, Federal Republic of Germany claiming infringement of the German part of Behr’s EPO patent EP 0 669 506 which covers a “tubular plastic cage” insert for an integrated receiver/dryer condenser and certain other matters; a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, wherein Modine asserted that the Behr EP 0 669 506 patent was null and void; and a patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin, claiming infringement by Behr America Inc. and Behr Heat Transfer Systems Inc. of Modine United States patent, US 5,228,512, covering, among other things, a charge air cooler and a method of making the same. Upon execution of the settlement agreement, the Company anticipates that all litigation and claims presently pending will be dismissed. In the proposed settlement, neither party admits any fault or liability regarding any asserted claims or counter-claims.

Pursuant to the terms of the agreement in principle, Modine and Behr will settle and terminate various court and patent office administrative matters and will cross-license certain technologies to each other. Each party will bear its respective costs, including attorney’s fees and court costs, and each party will provide certain other considerations. Regarding financial effect, any consideration to be provided in the proposed settlement is not considered to be material. All costs related to the various litigation matters have been expensed as incurred by the Company.

The Company, along with Rohm & Haas Company, Morton International, and Huntsman Corp. is named as a defendant in eighteen separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), the Pennsylvania state court in Philadelphia, and in a class action matter that was filed in the United States District Court, Eastern District of Pennsylvania. The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time. The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air. Plaintiffs’ counsel has threatened to file further personal injury cases. The Company is in the earliest of stages of discovery with these cases, and intends to aggressively defend these cases. As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended December 26, 2006 refers to the third quarter of fiscal 2007. Our subsidiaries located outside of the United States report results with a one month lag.

Third Quarter Highlights: Net sales in the third quarter of fiscal 2007 were a record $467.9 million, representing a $56.9 million or 13.8 percent increase from the third quarter of fiscal 2006. Acquisitions and foreign currency exchange rate changes drove $39.2 million of this increase, with underlying sales growth comprising the remaining $17.7 million, or 4.3 percent of this increase. Sales volumes were positively impacted by strength in the truck and heavy-duty markets, as well as revenues from the May 2006 acquisition of the remaining 50 percent of Radiadores Visconde Ltda. (renamed “Modine Brazil”) that we did not already own. Earnings from continuing operations increased $3.2 million from the third quarter of fiscal 2006. The following significant factors were the primary drivers of this increase:

•	Improved operating efficiencies realized in our manufacturing facilities;
•	Lower effective income tax rate due to the recent extension of the Research and Development (R&D) tax credit;
•	Purchase price settlement of $2.9 million related to Modine’s acquisition of WiniaMando’s Automotive Climate Control Division; and
•	Changing mix of taxable income versus permanent tax deductions.

Partially offsetting the above increases were certain unfavorable factors during the third quarter of fiscal 2007, including:

•	Decrease in gross margin related to higher copper, aluminum, steel and natural gas prices, which are the primary commodities used in our manufacturing process;
•	Pricing pressures from customers, primarily within our vehicular products; and
•	Global repositioning charges of $3.6 million incurred during the quarter.

Year-to-date Highlights: Net sales in the first nine months of fiscal 2007 were $1,335.8 million, representing a 10.2 percent increase from the first nine months of fiscal 2006. The growth in revenues was driven by strength in global truck and off-highway markets, as well as incremental sales relating to the May 2005 acquisition of Airedale and the May 2006 acquisition of Modine Brazil. Earnings from continuing operations decreased $3.1 million, driven by the decline in gross margin related to higher commodity prices and customer pricing pressures, as well as $10.1 million of global repositioning charges incurred during this nine month period. Earnings from continuing operations for the first nine months of fiscal 2007 were positively impacted by $14.3 million of tax benefits, comprised of a $3.6 million benefit related to the realization of Brazilian net operating losses in the first quarter, a $8.0 million worthless stock deduction related to our Taiwan business taken in the second quarter and a $2.7 million benefit from the recent extension of the R&D tax credit in the third quarter.

Five-Point Plan: During the first quarter of fiscal 2007, we announced a five-point global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. The goals of this program include the following: (1) reduce selling, general and administrative (SG&A) expenses by approximately $20 million annually, or 10 percent, through a combination of early retirement programs, internal process improvements, and other actions; (2) increase low cost country sourcing through a disciplined approach to global purchasing; (3) diversify into new markets and geographies through acquisition and internal development; (4) increase focus on technology development; and (5) reposition the manufacturing footprint with a focus on low cost countries.

During the first quarter of fiscal 2007, we announced three initiatives under our global competitiveness program. In April 2006, we announced a plan to relocate the Harrodsburg, Kentucky-based research and development (R&D) activities to our technology center in Racine, Wisconsin. In May 2006, we announced the closure of our Taiwan facility that manufactured high volume heat pipes for the personal computer and laptop markets through our electronics cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market rather than the commodities segment. In May 2006, the Company offered a voluntary enhanced early retirement program accepted by approximately 50 U.S. salaried employees.

During the second quarter of fiscal 2007, we announced additional initiatives, including a business relationship to provide components to DENSO Corporation that will result in significant additional new business starting early in fiscal 2009. As a result of this relationship, we announced plans to build a $20 million new facility in Nuevo Laredo, Mexico. This new facility, which is scheduled for completion in April 2008, will serve as a critical element in our business growth strategy, and allows us to leverage our cost competitive position. We also announced the closing of our Richland, South Carolina plant and consolidation of production into our McHenry, Illinois facility to gain scale efficiencies in our U.S. manufacturing platform. In addition, we announced the closing of our Clinton, Tennessee facility based on the anticipated phase out of certain programs over the 2007-2009 periods.

During the third quarter of fiscal 2007, we announced further initiatives under our global competitiveness program. In October 2006, we announced a reduction in force that impacted approximately 50 employees in the U.S. In December 2006, we announced the closure of our Toledo, Ohio facility based on the anticipated phase out of customer programs in 2007.

We anticipate incurring total charges of approximately $17.9 million related to the completion of these activities consisting of $6.2 million of employee-related costs, $4.2 million of asset-related costs and $7.5 million of other-related costs. We anticipate incurring $16.1 million in fiscal 2007, of which $6.6 million was recorded in the first six months of fiscal 2007, comprised of $2.3 million of restructuring charges (employee severance and contract termination costs) and $4.3 million of other repositioning costs; and $3.6 million was recorded in the third quarter of fiscal 2007, comprised of $0.8 million of restructuring charges (employee severance) and $2.8 million of other repositioning costs.

Additionally, in the third quarter of fiscal 2007, we announced the creation of a new strategic product focus with a supporting internal structure for our vehicular business units and related administrative groups. This focus will enable us to respond better to the long-term product needs of our customers and further enhance our ability to bring superior technology solutions to global markets. This change relates to three primary vehicular product areas:

•	Powertrain Cooling Products (covering chassis mounted components and systems);
•	Engine Products (covering engine mounted components and systems, including exhaust gas recirculation coolers); and
•	Passenger Thermal Management Products (covering passenger HVAC products and systems).

In addition to creating global vehicular product groups, we will strengthen our regional focus on manufacturing operations, sales and select administrative activities relating to those vehicular market-based units along our current regional lines - Americas, Europe and Asia Pacific. We will continue to report our operating results along these regional lines. In addition, we announced the creation of a new Commercial Products Group that will combine our Electronics Cooling and Commercial Heating, Ventilating, Air Conditioning and Refrigeration (CHVAC&R) divisions on a global basis. This new group will continue to expand our market presence in the electronics and HVAC markets, while taking advantage of cost reduction synergies resulting from the combination of the two businesses. For the remainder of fiscal 2007, the Electronics Cooling business will continue to be reported in the Other segment, while the CHVAC&R business will continue to be reported within its own segment while we transition the management team and internal reporting. Further to the above announcements, we also announced plans to build a new $16 million manufacturing facility in China that will serve our global customers in that region, provide opportunities to reach new customers and markets, and provide a low cost country sourcing alternative with the ability to develop a scale manufacturing footprint in Asia. This new facility is expected to be operational early in calendar 2008 and has secured business that will begin production when the plant opens. We also announced plans to build a $14 million new facility in the Chennai area of India. This new facility, will initially serve India’s domestic commercial vehicle, off-highway, domestic bus air conditioning (HVAC) markets. This facility will be completed over a three-year period.

Subsequent to the end of the third quarter of fiscal 2007, we announced plans to build a $12 million second facility in Hungary to support growing demand for aluminum heat transfer products from global customers. We are expected to begin construction of this facility in early fiscal 2008.

Adoption of Staff Accounting Bulletin No. 108: In September 2006, we elected early application of Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This literature provides guidance on how to quantify the effects of prior year misstatements. Four misstatements existed that are immaterial individually and in the aggregate to all fiscal years prior to fiscal 2007. Accordingly, we elected to record the effects of applying SAB No. 108 using the cumulative effect transition method resulting in an adjustment to beginning retained earnings as of April 1, 2006 to correct these errors. Further information on each of these misstatements is included below:

•
We were not properly accounting for the disposal of fixed assets within our Original Equipment - Europe segment. As a result of this error, income was overstated by $0.5 million (cumulatively) in fiscal years prior to 2005, by $0.3 million in fiscal 2005 and by $0.7 million in fiscal 2006. We recorded a $1.5 million reduction of our fixed assets for disposals not previously recognized as of April 1, 2006 to correct this misstatement.

•
We were not properly recording our vacation accrual within our Original Equipment - Asia segment. As a result of this error, income was overstated by $0.5 million in fiscal 2006. We recorded a $0.5 million increase in our vacation liability as of April 1, 2006 to correct this misstatement.

•
We did not properly recognize a $0.5 reduction in inventory at one operating location within the Original Equipment - Americas segment which was identified as a result of a physical inventory. As a result of this error, income was overstated by $0.5 million in fiscal 2006. We recorded a $0.5 million reduction in our inventory balance as of April 1, 2006 to correct this misstatement.

•
We improperly capitalized certain Corporate administrative charges, consisting primarily of salaries and miscellaneous office expenses, within accounts receivable at March 31, 2006. As a result of this error, income was overstated by $0.1 million in fiscal 2006. We recorded a $0.1 million reduction in our accounts receivable balance as of April 1, 2006 to correct this misstatement.

The above misstatements resulted in an overstatement of net income, net of related income taxes, of $0.3 million (cumulatively) in fiscal years prior to 2005, $0.2 million in fiscal 2005 and $1.2 million in fiscal 2006. These misstatements were corrected through a $1.7 million net reduction to retained earnings on April 1, 2006.

CONSOLIDATED RESULTS OF OPERATIONS - CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and nine month periods ended December 26, 2006 and 2005:

	Three Months ended December 26				Nine Months ended December 26
	2006		2005		2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	467.9	100.0%	411.0	100.0%	1,335.8	100.0%	1,212.0	100.0%
Cost of sales	389.0	83.1%	330.8	80.5%	1,112.3	83.3%	971.8	80.2%
Gross profit	78.9	16.9%	80.2	19.5%	223.5	16.7%	240.2	19.8%
Selling, general and administrative expenses	60.2	12.9%	57.5	14.0%	176.3	13.2%	164.7	13.6%
Restructuring charges	0.8	0.2%	-	-	3.0	0.2%	-	-
Income from operations	17.9	3.8%	22.7	5.5%	44.2	3.3%	75.5	6.2%
Interest expense	(2.8)	-0.6%	(2.0)	-0.5%	(7.2)	-0.5%	(5.4)	-0.4%
Other income - net	4.0	0.9%	2.4	0.6%	6.9	0.5%	5.7	0.5%
Earnings from continuing operations before income taxes	19.1	4.1%	23.1	5.6%	43.9	3.3%	75.8	6.3%
Provision for (benefit from) income taxes	2.8	0.6%	10.0	2.4%	(1.1)	-0.1%	27.7	2.3%
Earnings from continuing operations	16.3	3.5%	13.1	3.2%	45.0	3.4%	48.1	4.0%

Comparison of Three Months Ended December 26, 2006 and 2005

Third quarter net sales of $467.9 million were 13.8 percent higher than the $411.0 million reported in the third quarter of last year. The increase in revenues was driven by $17.7 million of organic growth, $23.3 million of acquired revenues in conjunction with the May 2006 Modine Brazil acquisition, and a $15.9 million increase related to favorable impact of changing foreign currency exchange rates. The increase in organic revenues was partially driven by strength in the U.S truck market as a result of pre-buying in anticipation of emission restrictions effective January 1, 2007. In addition, the increase in organic revenues is partially attributable to worldwide heavy-duty markets, as construction and agricultural demand continues to remain strong.

During the third quarter of fiscal 2007, gross margin decreased 260 basis points from 19.5 percent for last year’s third quarter to 16.9 percent this year. The decrease in gross margin is primarily related to higher costs for materials, customer pricing pressures experienced during the quarter, and incremental costs incurred in fiscal 2007 as a result of our global competitiveness program. From the third quarter of fiscal 2006 to the third quarter of fiscal 2007, the cost of purchased commodities, including aluminum, copper, steel and natural gas, increased dramatically. For example, our largest purchased commodity is aluminum, which experienced a 32 percent increase in average purchase price over the periods presented, while copper, which is another significant purchased commodity, experienced a 68 percent increase in average purchase price over the periods presented. We have taken measures to offset the impact of these significant commodity price increases, including ongoing negotiations with our customers to pass through certain of these commodity price increases. In addition, we are currently hedging 60 percent of our forecasted aluminum purchases through May 2007 to partially limit the variability in future commodity purchase prices. However, these efforts have only partially offset the significant increases experienced in the commodity prices, due in part to the contractual lag period that exists with certain customers in passing through these increased commodity prices. In addition to commodities, we also experienced continued customer pricing pressures during the quarter, particularly from certain of our original equipment customers. We are attempting to mitigate these increases by strengthening long-term relationships with these customers as well as negotiating price reductions with our suppliers. During the third quarter of fiscal 2007, we incurred approximately $1.7 million of charges recorded as a component of cost of sales related to our global competitiveness program which reduced gross margin by 36 basis points. The remaining $1.9 million of costs incurred under our global competitiveness program during the third quarter of fiscal 2007 were recorded within SG&A and restructuring charges, as further discussed below.

SG&A expenses increased $2.7 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007 and decreased 110 basis points as a percent of sales to 12.9 percent. Approximately $1.1 million of charges were recorded in the third quarter of fiscal 2007 as a component of SG&A expenses related to our global competitiveness program. Approximately $3.5 million of SG&A is related to incremental expenses incurred in conjunction with the recent Modine Brazil acquisition. Partially offsetting these increases was a $1.9 million decrease in our remaining SG&A, primarily driven by on-going SG&A reduction efforts under our global competitiveness program. Specifically, our goal is to reduce annual SG&A expenses by 10 percent, or approximately $20 million, through a combination of early retirement programs, internal process improvements, and other actions that are targeted to be completed during fiscal 2007. We believe that our global competitiveness plans are well positioned to achieve this reduction goal.

Restructuring charges of $0.8 million in the third quarter of fiscal 2007 related to that portion of our global competitiveness plan that specifically qualifies for separate classification on the face of the statement of earnings. Generally, these costs represented employee severance costs incurred under our global competitiveness plan during the third quarter of fiscal 2007.

Income from operations decreased $4.8 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, primarily driven by the increase in commodity prices, customer pricing pressures and $3.6 million of global competitiveness costs incurred during the quarter. These decreases were partially offset by the growth in organic volumes and acquired income related to the Modine Brazil acquisition.

Interest expense increased $0.8 million over the comparable quarters, primarily driven by the increase in our outstanding borrowings. This increase in outstanding borrowings was primarily the result of $11.1 million of cash paid, net of cash acquired, to fund the acquisition of Modine Brazil during the first quarter of fiscal 2007, as well as stock purchases made during fiscal 2007 under our share repurchase program.

Other income increased $1.6 million from the prior year’s third quarter. During the third quarter of fiscal 2007, we received a purchase price settlement of $2.9 million relating to the fiscal 2005 acquisition of WiniaMando’s Automotive Climate Control Division. This is partially offset by the reduction in equity earnings of affiliates due to the May 2006 acquisition of the remaining 50 percent of Modine Brazil, where our portion of Modine Brazil’s earnings were previously recorded in other income prior to the acquisition of the remaining 50 percent of this entity. Subsequent to the acquisition, Modine Brazil’s financial results are consolidated into our results of operations, and no longer accounted for as equity earnings of affiliates.

The provision for income taxes decreased $7.2 million from the third quarter of fiscal 2006 to the third quarter of 2007. In addition, the effective income tax rate decreased to 15 percent from 43 percent over this same period. During the third quarter of fiscal 2007, the Company recorded a tax benefit of $2.7 million related to legislation that was passed which extended the R&D tax credit retroactively to January 1, 2006. In addition, there was a decrease in foreign and state income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions.

Earnings from continuing operations increased $3.2 million, or 24 percent, from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. In addition, diluted earnings per share from continuing operations increased $0.13 to $0.51 per share from $0.38 per share over this same period. The benefit of lower income taxes and SG&A reduction efforts were the primary drivers of these increases.

Comparison of Nine Months Ended December 26, 2006 and 2005

Fiscal 2007 year-to-date net sales of $1,335.8 million were 10.2 percent higher than the $1,212.0 million reported in the same period last year. The $123.8 million increase in revenues was driven by acquired revenues, including $10.7 million related to the May 2005 acquisition of Airedale and $52.9 million related to the May 2006 Modine Brazil acquisition, $21.2 million increase related to favorable impact of changing foreign currency exchange rates, and $39.0 million of organic growth. The increase in organic revenues was primarily driven by strong volumes in the U.S. truck market and worldwide heavy-duty markets. Partially offsetting this growth in organic revenues is automotive and heating volumes which have decreased in fiscal 2007 based on softness within these markets. In addition, revenues were adversely impacted by a strike at a customer facility in Korea during the second quarter of fiscal 2007.

Fiscal 2007 year-to-date gross margin decreased to 16.7 percent from 19.8 percent over the same period last year. The decrease in gross margin is primarily related to the continued higher costs for purchased commodities, and additional customer pricing pressures which have been experienced throughout fiscal 2007. In addition, approximately $4.1 million of charges were recorded as a component of cost of sales related to our global competitiveness program during the first nine months of fiscal 2007 which reduced gross margin by 31 basis points. The remaining $6.1 million of costs incurred under our global competitiveness program during the first nine months of fiscal 2007 were recorded within SG&A and restructuring charges, as further discussed below.

Fiscal 2007 year-to-date SG&A expenses increased $11.6 million over the same period last year, but decreased by 39 basis points as a percentage of sales to 13.2 percent. Approximately $10.8 million of this increase is related to incremental SG&A expenses incurred in conjunction with the recent Modine Brazil and Airedale acquisitions. In addition, approximately $3.0 million of charges were recorded in the first nine months of fiscal 2007 as a component of SG&A expenses related to our global competitiveness program. After excluding the impact of acquisitions and the global competitiveness program, SG&A as a percentage of sales decreased to 12.2 percent from 13.6 percent, primarily driven by SG&A reduction efforts under our global competitiveness program.

Fiscal 2007 year-to-date restructuring charges totaled $3.1 million and relate to the portion of our global competitiveness plan that specifically qualifies for separate classification on the face of the statement of earnings. Generally, these costs represented employee severance and contract termination costs incurred under our global competitiveness plan during the first nine months of fiscal 2007.

Fiscal 2007 year-to-date interest expense increased $1.8 million over the same period last year, primarily driven by the increase in our outstanding borrowings. The increase in borrowings was driven by the May 2006 acquisition of Modine Brazil for $11.1 million, as well as $13.3 million of share repurchases made during the first nine months of fiscal 2007.

The provision for income taxes decreased $28.8 million to a benefit of $1.1 million in the first nine months of fiscal 2007 from a provision of $27.7 million in the first nine months of fiscal 2006. In addition, the effective income tax rate decreased to -2 percent from 37 percent over this same period. During the first quarter of fiscal 2007, we recognized a $3.6 million benefit related to net operating losses in Brazil that were previously unavailable to us. This benefit became available in connection with the recent acquisition of Modine Brazil and future anticipated tax restructuring of the Brazilian operations. During the second quarter of fiscal 2007, we recorded a tax benefit of $8.0 million related to the determination that our investment in the Taiwan business had become worthless. During the third quarter of fiscal 2007, we recorded a tax benefit of $2.7 million related to the R&D tax credit which was extended. In addition to these three tax deductions, the decrease in earnings from continuing operations and change in mix of taxable income toward foreign jurisdictions with lower statutory tax rates also contributed to the decrease in the provision for income taxes and effective tax rates.

Earnings from continuing operations decreased $3.1 million from the first nine months of fiscal 2006 to the first nine months of fiscal 2007, yet diluted earnings per share from continuing operations increased $0.01 to $1.40 per share from $1.39 per share over this same period last fiscal year. The decrease in operating income, partially offset by the benefit from income taxes, were the primary drivers of these decreases.

SEGMENT RESULTS OF OPERATIONS

Original Equipment – Americas
	Three Months ended December 26						Nine Months ended December 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		194.0	100.0%		161.6	100.0%		574.5	100.0%		499.1	100.0%
Cost of sales		168.9	87.1%		134.9	83.5%		489.4	85.2%		408.8	81.9%
Gross profit		25.1	12.9%		26.7	16.5%		85.1	14.8%		90.3	18.1%
Selling, general and administrative expenses		12.4	6.4%		10.4	6.4%		35.8	6.2%		30.3	6.1%
Restructuring charges		0.2	0.1%		-	-		1.6	0.3%		-	-
Income from operations		12.5	6.4%		16.3	10.1%		47.7	8.3%		60.0	12.0%

Comparison of Three Months Ended December 26, 2006 and 2005

Original Equipment - Americas net sales increased $32.4 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, driven by strength in the truck market as a result of pre-buying in anticipation of emission restrictions effective January 1, 2007, and strength in the heavy duty and industrial market, partially offset by weaker volumes in the North American automotive market. The net sales were also positively impacted by $23.3 million of acquired revenues related to the May 2006 acquisition of the 50 percent interest in Modine Brazil that we did not already own. Gross margin decreased 360 basis points to 12.9 percent during the third quarter of fiscal 2007 from 16.5 percent during the third quarter of fiscal 2006. The decline in gross margin was primarily driven by the increase in commodity costs, as the material component of cost of sales increased from 56 percent during the third quarter of fiscal 2006 to 61 percent in the current quarter. Customer pricing pressures, primarily within the automotive market, also contributed to this decrease in gross margin. In addition, $1.2 million of costs incurred related to our global competitiveness program contributed to the decrease in gross margin by 62 basis points. This decrease was partially offset by operating efficiencies gained through cost reductions in areas such as freight, scrap, supplies and tooling. SG&A expenses increased $2.0 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, primarily driven by $3.5 million of incremental SG&A expenses incurred in relation to the May 2006 Modine Brazil acquisition. This was partially offset by reductions in administrative staff in the U.S. through a reduction in workforce during the quarter. The restructuring charges incurred during the third quarter of fiscal 2007 of $0.2 million represents employee severance recorded in conjunction with the announced closures of the Richland, South Carolina, Clinton, Tennessee and Toledo, Ohio facilities. Original Equipment - Americas income from operations decreased $3.8 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures. Modine Brazil was accretive to this segment during the third quarter of fiscal 2007.

Comparison of Nine Months Ended December 26, 2006 and 2005

Original Equipment - Americas net sales for fiscal 2007 year-to-date increased $75.4 million from the same period last year, driven by the on-going strength in the truck and heavy duty and industrial markets. In addition, net sales were also positively impacted by $52.9 million of acquired revenues related to the May 2006 Modine Brazil acquisition. These increases in revenue were partially offset by reduced volumes in the North American automotive market. Gross margin decreased 330 basis points to 14.8 percent for fiscal 2007 year-to-date from 18.1 percent over the same period last year. The continued high commodity prices, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin, as well as $2.3 million of costs incurred related to our global competitiveness program. This decrease was partially offset by operating efficiencies gained through cost reductions in areas such as freight, scrap, supplies and tooling. SG&A expenses increased $5.5 million over the periods presented. The increase is primarily attributed to $7.8 million of incremental SG&A expenses incurred in relation to the May 2006 Modine Brazil acquisition. This was partially offset by reductions in administrative staff in the U.S. through the early retirement program and a reduction in force. Income from operations decreased $12.3 million in fiscal 2007 versus the same period last year, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures, as well as $1.6 million of restructuring charges incurred during this period.
Original Equipment – Asia
	Three Months ended December 26						Nine Months ended December 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		62.3	100.0%		47.9	100.0%		160.3	100.0%		155.4	100.0%
Cost of sales		56.0	89.9%		42.7	89.1%		146.8	91.6%		138.4	89.1%
Gross profit		6.3	10.1%		5.2	10.9%		13.5	8.4%		17.0	10.9%
Selling, general and administrative expenses		3.9	6.3%		4.5	9.4%		13.9	8.7%		14.4	9.3%
Income (loss) from operations		2.4	3.9%		0.7	1.5%		(0.4)	-0.2%		2.6	1.7%

Comparison of Three Months Ended December 26, 2006 and 2005

Original Equipment - Asia net sales increased $14.4 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. This increase is primarily related to the positive impact of exchange rate changes of $5.4 million during the third quarter of fiscal 2007 along with improved volumes following customer strikes in the previous quarter. Gross margin decreased slightly by 80 basis points to 10.1 percent during the third quarter of fiscal 2007 from 10.9 percent during the third quarter of fiscal 2006. This decrease was partially offset by Asia’s focus on cost reductions including reduced headcount along with value engineering. SG&A expenses decreased $0.6 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. Incremental SG&A expenses were incurred during the third quarter of fiscal 2006 related to an early retirement program. Original Equipment - Asia income from operations increased $1.7 million, primarily driven by the impact of the exchange rate changes and improved volumes.

Comparison of Nine Months Ended December 26, 2006 and 2005

Original Equipment - Asia net sales for fiscal 2007 year-to-date increased $4.9 million from the same period last year. This increase is primarily related to the positive impact of exchange rate changes of $11.0 million for fiscal 2007 year-to-date. The offset to this increase was a decrease in sales volumes. Fiscal 2007 began with some general softness in the Korean economy, which contributed to lower sales volumes to start the year that continued through the second quarter with the strike at a customer facility. Gross margin decreased 250 basis points to 8.4 percent for fiscal 2007 year-to-date from 10.9 percent over the same period last year. The weak sales volumes resulting from the strike at a customer facility, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin. Asia’s focus on cost reductions including reduced headcount along with value engineering partially offset the decrease in gross margin. SG&A expenses decreased $0.5 million over the periods presented. SG&A improvements were realized in fiscal 2007 year-to-date related to an early retirement program completed in fiscal 2006. However, these improvements were primarily offset by incremental SG&A expenses incurred during the second quarter of fiscal 2007 in expanding our infrastructure within the Asia-Pacific region. Income from operations decreased $3.0 million, primarily driven by the decline in gross margin based on the factors noted above.

Original Equipment – Europe
	Three Months ended December 26						Nine Months ended December 26
	2006			2005			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales	$	's	% of sales
Net sales		154.4	100.0%		140.9	100.0%		437.3	100.0%		409.6	100.0%
Cost of sales		123.3	79.9%		108.4	76.9%		348.5	79.7%		312.9	76.4%
Gross profit		31.1	20.1%		32.5	23.1%		88.8	20.3%		96.7	23.6%
Selling, general and administrative expenses		13.1	8.5%		12.5	8.9%		37.1	8.5%		38.8	9.5%
Income from operations		18.0	11.7%		20.0	14.2%		51.7	11.8%		57.9	14.1%

Comparison of Three Months Ended December 26, 2006 and 2005

Original Equipment - Europe net sales increased $13.5 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. This increase is driven by strength in the European heavy duty market, as well as the positive impact of exchange rate changes of $10.5 million during the third quarter of fiscal 2007. Gross margin decreased 300 basis points to 20.1 percent during the third quarter of fiscal 2007 from 23.1 percent during the third quarter of fiscal 2006. The decline in gross margin was driven by the increase in commodity costs, as the material component of cost of sales increased from 64 percent during the third quarter of fiscal 2006 to 67 percent in the third quarter of fiscal 2007. In addition, customer pricing pressures, primarily within the European automotive market, also contributed to this decrease in gross margin. The decrease was partially offset by operating efficiencies which focused on plant performance and cost reductions. SG&A expenses increased $0.6 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007, but decreased 40 basis points as a percentage of sales. Original Equipment - Europe income from operations decreased $2.0 million, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures.

Comparison of Nine Months Ended December 26, 2006 and 2005

Original Equipment - Europe net sales for fiscal 2007 year-to-date increased $27.7 million from the same period last year. Continued strength in the European heavy duty market was the primary factor contributing to this increase, as well as some modest improvements in the automotive market. In addition, a positive impact of exchange rate changes of $10.1 million existed for fiscal 2007 year-to-date. Gross margin decreased 330 basis points to 20.3 percent for fiscal 2007 year-to-date from 23.6 percent over the same period last year. The continued high commodity prices, as well as customer pricing pressures, are the primary factors driving the decrease in gross margin. The decrease was partially offset by operating efficiencies that focused on plant performance and cost reductions. SG&A expenses decreased $1.7 million over the periods presented, driven by on-going reduction efforts realized throughout fiscal 2007. Income from operations decreased $6.2 million, primarily driven by the decline in gross margin based on the factors noted above.

Commercial HVAC&R
	Three Months ended December 26				Nine Months ended December 26
	2006		2005		2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	50.4	100.0%	52.8	100.0%	139.7	100.0%	127.4	100.0%
Cost of sales	37.5	74.4%	37.6	71.2%	108.5	77.7%	93.3	73.2%
Gross profit	12.9	25.6%	15.2	28.8%	31.2	22.3%	34.1	26.8%
Selling, general and administrative expenses	8.4	16.7%	8.5	16.1%	22.8	16.3%	21.0	16.5%
Restructuring charges	0.2	0.4%	-	-	0.2	0.1%	-	-
Income from operations	4.3	8.5%	6.7	12.7%	8.2	5.9%	13.1	10.3%

Comparison of Three Months Ended December 26, 2006 and 2005

Commercial HVAC&R net sales decreased $2.4 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. This decrease is primarily related to weaker sales in heating products driven by high energy prices and warmer weather. Gross margin decreased 320 basis points to 25.6 percent during the third quarter of fiscal 2007 from 28.8 percent during the third quarter of fiscal 2006. The decline in gross margin was driven by a change in mix toward more air conditioning products, which have a lower gross margin than our heating products. SG&A expenses decreased $0.1 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. With the completion of the integration activities of the Airedale business during the current fiscal year, we are now starting to realize efficiencies with our existing heating products business which is contributing to lower SG&A expenses. Commercial HVAC&R income from operations decreased $2.4 million, primarily driven by the decline in gross margin related to the changing mix of the products sold within this segment.

Comparison of Nine Months Ended December 26, 2006 and 2005

Commercial HVAC&R net sales for fiscal 2007 year-to-date increased $12.3 million from the same period last year. This increase is related to $10.7 million of incremental revenues related to the May 2005 Airedale acquisition. Gross margin decreased 450 basis points to 22.3 percent for fiscal 2007 year-to-date from 26.8 percent over the same period last year. This decrease is primarily related to the changing mix of products within this segment toward lower margin air conditioning products. In addition, modest commodity price increases also contributed to the decline in margin, although the impact of rising commodity prices within this segment is not as severe as that noted in our vehicular product segments. SG&A expenses increased $1.8 million for the periods presented, primarily related to $1.9 million of incremental SG&A expenses incurred in the first quarter of fiscal 2007 as a result of the May 2005 Airedale acquisition. With the completion of the integration activities of the Airedale business in fiscal 2007, we are starting to see a trend of modest reductions in our SG&A expenses. Income from operations decreased $4.9 million, primarily related to the decline in gross margin based on the changing product mix, as well as incremental SG&A expenditures incurred during the first quarter of fiscal 2007 as we integrated the Airedale business.

Other
	Three Months ended December 26				Nine Months ended December 26
	2006		2005		2006		2005
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	11.7	100.0%	9.4	100.0%	31.5	100.0%	24.4	100.0%
Cost of sales	9.5	81.2%	8.8	93.6%	30.1	95.6%	24.2	99.2%
Gross profit	2.2	18.8%	0.6	6.4%	1.4	4.4%	0.2	0.8%
Selling, general and administrative expenses	2.1	17.9%	3.1	33.0%	7.8	24.8%	10.0	41.0%
Restructuring charges	(0.1)	-0.9%	-	-	0.7	2.2%	-	-
Income (loss) from operations	0.2	1.7%	(2.5)	-26.6%	(7.1)	-22.5%	(9.8)	-40.2%

Comparison of Three Months Ended December 26, 2006 and 2005

The Other segment’s net sales increased $2.3 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. This segment is comprised of our electronics cooling business, which continued to show strong component sales within the United States and United Kingdom markets, and our fuel cell business, which contributed revenue growth as this business is increasing its development and delivery of prototype fuel cell heat exchange products. Gross margin increased to 18.8 percent during the third quarter of fiscal 2007 from 6.4 percent during the third quarter of fiscal 2006. Additionally, SG&A expenses decreased $1.0 million from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. The combination of the increase in gross margin and decrease in SG&A expenses lead to a $2.7 million improvement to income from operations of $0.2 million in the third quarter of fiscal 2007 from a $2.5 million loss from operations in the third quarter of fiscal 2006. These improvements were driven by the strength in sales volumes noted above. In addition, the closure of the Taiwan facility, which was formerly part of the electronics cooling business, also contributed significantly to this improvement, as this business has historically operated with losses. The Taiwan facility ceased operations in July 2006.

Comparison of Nine Months Ended December 26, 2006 and 2005

The Other segment’s net sales for fiscal 2007 year-to-date increased $7.1 million from the same period last year. Strength in the North American and United Kingdom electronics cooling markets were noted throughout fiscal 2007, as well as growth in our fuel cell business with the increase in development and delivery of prototype fuel cell heat exchange products. Gross margin increased 360 basis points from fiscal 2006 year-to-date to fiscal 2007 year-to-date. The increase is primarily related to revenue growth, partially offset by $1.8 million of costs incurred related to the Taiwan closure during the first nine months of fiscal 2007 that have been recorded as a component of cost of sales. SG&A expenses included $0.1 million of costs incurred related to the Taiwan closure during the first nine months of fiscal 2007. An additional $0.7 million of costs related to the Taiwan closure (primarily employee related costs) were recorded as restructuring charges during the first nine months of fiscal 2007. The $2.6 million of costs incurred in fiscal 2007 related to the closure of the Taiwan facility were largely offset by the positive impact of closing the Taiwan facility, as this business has historically operated with losses. Loss from operations improved by $2.7 million primarily due to the factors noted above.

Outlook for the Remainder of the Year
Fiscal 2007 sales volumes through the third quarter have benefited from the strength in the North American truck market as a result of pre-buying activity in anticipation of emission restrictions effective January 1, 2007. After the January 1, 2007 emissions law change goes into effect, truck volumes are anticipated to decline from current historical levels. We have partially offset this decline by securing new business from Freightliner that has significantly increased our share of the U.S. truck market, as well as our content per vehicle. However, this new business is not expected to be fully ramped up until early fiscal 2008. Accordingly, fourth quarter fiscal 2007 sales volumes are expected to decline from the record levels experienced throughout the first three quarters of fiscal 2007. We anticipate that fiscal 2008 sales volumes will be reduced by approximately $50 million as a result of this net decline in the North American truck market.

The remainder of fiscal 2007 will have ongoing challenges at the gross profit and operating income levels, including continued high commodity prices and pressures, primarily from automotive customers, for price-downs on our products. We will continue to pursue material cost pass-throughs with our customers, negotiate price reductions with our suppliers, and maintain our hedging strategies to offset some of these pricing challenges. Fiscal 2007 continues to be a transition year with the ongoing implementation of our global competitiveness program. While the implementation of this program will require additional short-term expenditures in employee, asset, and other related costs, these planned actions will make us a more cost competitive, innovative and efficient technology provider in future years. During fiscal 2007, we anticipate incurring approximately $16.1 million of charges related to our announced plans under our global competitiveness program, consisting of $10.0 million of employee-related costs, $4.4 million of asset-related costs and $1.7 million of other-related costs.

Liquidity and Capital Resources
Cash flows from operating activities for the nine months ended December 26, 2006 were $67.5 million compared to $97.5 million one year ago. The decrease was primarily a result of increased working capital needs, mainly in the area of inventory. During the first nine months of fiscal 2007, we built inventory levels in advance of the upcoming heating season for our HVAC&R business and as part of the strategy to mitigate possible production disruption from labor negotiations that are ongoing in Korea. In addition, the significant rise in commodity prices during fiscal 2007 has contributed to the increase in capitalized inventory value. The decrease in cash flows from operating activities was also attributed to the reduction in pre-tax earnings from continuing operations. By comparison, fiscal 2006 had higher earnings from continuing operations.

The acquisition of the 50 percent of Modine Brazil that we did not already own in May, 2006, was financed through the utilization of existing credit lines. The purchase price, net of cash acquired, was $11.1 million, plus the incurrence of a $2.0 million note which is payable in 24 months. Also financed during the first nine months of fiscal 2007 were stock repurchases of $13.3 million and dividend payments of $17.0 million.

Working capital of $154.7 million at the end of the third quarter of fiscal 2007 was higher than the prior year-end balance of $117.2 million, primarily due to assets recorded in conjunction with our acquisition of Modine Brazil and increased working capital needs mentioned above. Compared with the prior year, inventory turns decreased from 14.8 to 13.3, primarily related to the impact of the Modine Brazil acquisition, inventory build-up for strike protection in Asia, and the slowing sales volume and corresponding increasing inventory levels within the North American automotive market. Days sales outstanding remained relatively consistent at 52 days in fiscal 2007 versus 51 days in fiscal 2006.

At December 26, 2006, we had capital expenditure commitments of $26.5 million for the remainder of the fiscal year. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense. In fiscal 2007, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the significant number of new platforms that are being launched. In fiscal 2008, we again expect that our capital expenditures will exceed our annual depreciation due to the construction costs that will be incurred as we build our new facilities in Mexico, China, India and Hungary.

We expect strong cash flow performance in the fourth quarter of fiscal 2007, which will be sufficient to meet our future operating, capital expenditure and strategic business opportunity costs primarily through a combination of existing cash balances, cash flows generated from operating activities and borrowings under committed and uncommitted lines of credit. We believe that our internally generated cash flow, together with access to external resources, will be sufficient to satisfy existing commitments and plans.

Debt
Outstanding debt increased $29.9 million to $187.7 million from the March 31, 2006 balance of $157.8 million. An increase of $55.0 million in domestic long-term debt accounted for this change, offset by decreases of $22.2 million and $2.9 million in international long-term debt and short-term debt, respectively. The increase in domestic debt was incurred primarily to finance the Modine Brazil acquisition and the share repurchase program. During the third quarter of fiscal 2007, we completed a private placement of $75.0M, 5.68% senior notes with a group of investors. International long-term debt decreased $22.2 million during the first three quarters as we lowered the outstanding debt balance in Europe, which was partially offset by debt acquired in the Modine Brazil acquisition.

Consolidated available lines of credit increased $38.5 million to $232.9 million since March 31, 2006. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $307.9 million. Domestically, our unused lines of credit increased $20.0 million to $186.0 million, due to the payments mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $46.9 million, in aggregate at December 26, 2006. At December 26, 2006, total debt-to-capital was 25.5 percent compared with 23.8 percent at the end of fiscal 2006.

Off-Balance Sheet Arrangements
None.

Critical Accounting Policies
The following is an updated discussion of certain critical accounting policies previously included in our Annual Report on Form 10-K for the year ended March 31, 2006. All other accounting policies previously disclosed remain applicable for fiscal 2007.

Tooling costs: Pre-production tooling costs incurred in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when we retain title to the tooling. These costs are amortized over the program life or three years, whichever is shorter, and recorded in cost of sales in the consolidated statements of earnings. For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer guarantees reimbursement to us. Customers hold title to the tooling covered under these reimbursement provisions. The reimbursement period may vary by program and customer. No significant arrangements existed during the nine months ended December 26, 2006 and 2005 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Revenue recognition: We recognize revenue as products are shipped to customers and the risks and rewards of ownership are transferred to our customers. The revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances. At the time of revenue recognition, we also provide an estimate of potential bad debts and warranty expense. We base these estimates on historical experience, current business trends and current economic conditions. We recognize revenue from various licensing agreements when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee.

Contractual commodity price increases may also be included in revenue. Price increases agreed-upon in advance are recognized as revenue when the products are shipped to our customers. In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customers, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected. These provisions are established based on historical experience, current business trends and current economic conditions. At December 26, 2006, we had established $1.7 million of provisions for estimated commodity price increases which may ultimately not be collected. We do not record any revenue for commodity price increases when the likelihood of collection is uncertain.

New Accounting Pronouncements
In December 2004, the FASB issued a revised SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, or incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. We adopted SFAS No. 123(R) in the first quarter of fiscal 2007. Under SFAS No. 123(R), the Black-Scholes option pricing model will be used to determine the grant-date fair value of stock option awards, and a lattice-based model will be used to determine the grant-date fair value of performance awards based on external market indexes. Utilizing these models, we recorded compensation expense of approximately $1.4 million and $3.9 million during the three and nine months ended December 26, 2006, respectively, under the provisions of SFAS No. 123(R), which is $0.1 million and $1.3 million higher than what would have been recognized had SFAS No.123(R) not been effective in the third quarter and first nine months of fiscal 2007, respectively. A cumulative catch-up adjustment, net of tax, of $0.1 million was recorded during the first quarter in conjunction with the adoption of this literature.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. We are required to adopt FIN 48 in the first quarter of fiscal 2008, and are currently performing an assessment of our global tax positions. We expect to substantially complete this assessment during the fourth quarter of fiscal 2007, and will disclose the anticipated impact of adopting this standard in the our Form 10-K for the year ended March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. We are required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and are currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. We are required to adopt this aspect of SFAS No. 158 for the fiscal year ending March 31, 2007, and prospectively thereafter. The anticipated impact of adopting this statement, based on the March 31, 2006 funded status of our pension and postretirement plans, would be to reduce total assets by $27.2 million, increase total liabilities by $38.7 million, and reduce total shareholders’ equity by $65.9 million, net of an income tax benefit of $35.5 million. The adoption of this statement will not have an adverse impact on existing loan covenants. SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with our fiscal year ending March 31, 2009. We currently use December 31 as the measurement date for our pension and postretirement plans.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”, that requires that a company disclose its accounting policy for the statement of earnings presentation of taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any taxes reported on a gross basis (included in revenues and costs), disclosure of the amount of taxes recorded within these categories is required. Our accounting policy is to present the taxes within the scope of this EITF on a net basis. The adoption of EITF 06-3 in the fourth quarter of fiscal 2007 will not result in a change to our accounting policy and, accordingly, is not anticipated to have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, that provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for our fiscal year ending March 31, 2007. We elected early application of the provisions of SAB No. 108 during the second quarter of fiscal 2007. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits initial application of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method which resulted in the correction of four misstatements through a $1.8 million net reduction to retained earnings as of April 1, 2006.

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

Foreign Currency Risk Management
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, Mexico, Taiwan, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Korean won. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable currency translation adjustments recorded for the three and nine months ended December 26, 2006 was $12.6 million and $25.0 million, respectively. By comparison, the Company experienced an unfavorable currency translation adjustment for the twelve months ended March 31, 2006 of $19.1 million. As of December 26, 2006 and March 31, 2006, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $80.6 million and $57.3 million, respectively. The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $8.1 million and $5.7 million, respectively. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	December 26, 2006
	Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$33	$153	$174	$196	$219	$2,174	$2,949
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Variable rate (euro)	-	-	-	$14,568	-	-	$14,568
Average interest rate	-	-	-	3.86%	-	-	-

In addition to the external borrowing, the Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At December 26, 2006, the Company had a 28.9 billion won ($31.1 million), 8-year loan to its wholly owned subsidiary Modine Korea, LLC. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which expired on August 29, 2006. On August 29, 2006, the Company entered into another zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This derivative instrument expires on February 29, 2008. Prior to December 26, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH, had an 11.1 million euro ($14.7 million), on-demand loan from its wholly owned subsidiary Modine Hungaria Kft. On December 26, 2005, this loan was paid in full. For the nine months ended December 26, 2005, the Company recorded in "other income - net" foreign currency transaction gains of $0.6 million related to this on-demand loan.

Interest Rate Risk Management
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75 million private placement debt offering which occurred on December 7, 2006. These swaps were entered into to eliminate the variability in interest rates prior to locking in the fixed interest rate for the private placement offering. On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and accordingly, the swaps were settled at a loss of $1.8 million. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term debt obligations included in the previous table). The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value.
	December 26, 2006
	Expected Maturity Date
Long-term debt in ($000's)	F2007	F2008	F2009	F2010	F2011	Thereafter	Total
Fixed rate (won)	$33	$153	$174	$196	$219	$2,174	$2,949
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.30%	-
Variable rate (euro)	-	-	-	$14,568	-	-	$14,568
Average interest rate	-	-	-	3.86%	-	-	-
Variable rate (U.S. dollars)	-	$3,000	-	$14,000	-	-	$17,000
Average interest rate	-	4.00%	-	5.91%	-	-	-

Credit Risk Management
Credit risk is the possibility of loss from a customer’s failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 55 percent of the trade receivables balance at December 26, 2006 was concentrated in the Company's top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk Management
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies. For example, traditionally, significant increases in oil prices have had an adverse effect on many markets the Company serves, particularly in the truck and off-highway markets.

With respect to international instability, the Company continues to monitor economic conditions in the United States and elsewhere. In particular, the Company monitors conditions in Brazil and the effect on the Company's recent acquisition of the remaining 50% of Modine Brazil. Going forward, the Company will focus more intently on monitoring economic conditions in low cost countries as the Company seeks to expand its global manufacturing footprint to various low cost areas. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

Hedging and Foreign Currency Exchange Contracts
The Company uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. The use of leveraged derivatives is prohibited by Company policy.

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

As of December 26, 2006, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed above under the section entitled “Foreign Currency Risk.” Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of December 26, 2006, there were no outstanding euro-denominated borrowings.

Cash Flow Hedges: As further noted above under the section entitled “Commodity Price Risk Management,” the Company entered into forward contracts for the three and nine months ended December 26, 2006 for approximately 60 percent of our forecasted purchases of aluminum through May 2007, and for our forecasted natural gas purchases over the winter months of fiscal 2007. These forward contracts have been treated as cash flow hedges in the consolidated financial statements.

Interest Rate Derivatives: As further noted above under the section entitled “Interest Rate Risk Management”, the Company entered into two forward starting swaps on October 25, 2006 in anticipation of the $75 million private placement debt offering which occurred on December 7, 2006. These swaps have been treated as cash flow hedges in the consolidated financial statements. These swaps were settled at a loss of $1.8 million on November 14, 2006, which is reflected as a component of accumulated other comprehensive income (loss), net of income taxes, and is being amortized to interest expense over the lives of the private placement debt offering.

Item 4. Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 26, 2006.

Changes In Internal Control Over Financial Reporting
During the third quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Recent Developments

Behr Patent Infringement Litigation

The Company and certain of its subsidiaries have reached an agreement in principle with Behr GmbH and Co. KG and certain of its subsidiaries to settle three intellectual property lawsuits and related matters. When executed, the settlement agreement would settle the following litigation among the parties: the litigation of the District Court in Mannheim, Federal Republic of Germany claiming infringement of the German part of Behr’s EPO patent EP 0 669 506 which covers a “tubular plastic cage” insert for an integrated receiver/dryer condenser and certain other matters; a related suit in the Federal Patent Court in Munich, Federal Republic of Germany, wherein Modine asserted that the Behr EP 0 669 506 patent was null and void; and a patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin, USA, claiming infringement by Behr America Inc. and Behr Heat Transfer Systems Inc. of Modine United States patent, US 5,228,512, covering, among other things, a charge air cooler and a method of making the same. Upon execution of the settlement agreement, the Company anticipates that all litigation and claims presently pending will be dismissed. In the proposed settlement, neither party admits any fault or liability regarding any asserted claims or counter-claims.

Pursuant to the terms of the agreement in principle, Modine and Behr will settle and terminate various court and patent office administrative matters and will cross-license certain technologies to each other. Each party will bear its respective costs, including attorney’s fees and court costs, and each party will provide certain other considerations. Regarding financial effect, any consideration to be provided in the proposed settlement is not considered to be material. All costs related to the various litigation matters have been expensed as incurred by the Company.

Personal Injury Action

The Company was named as a defendant, along with Rohm & Haas Company, Morton International, and Huntsman Corp., in eighteen separate personal injury actions that were recently filed in Philadelphia County, Pennsylvania Court of Common Please (“PCCP”): Freund v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3603; Branham, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3590; Milliman v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3606, Weisenberger, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3600; Weisheit v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3596; Wierschke v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3591; DiBlasi, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2078; Depaepe, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2081; Nichole and Johnny Baird, Jr., v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 00972; Karen Kane, individually and as Administratrix of the Estate of Patrick A. Kane v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000975; Robert Hromec Nelson and Barbara Lynn Nelson v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000978; and John Carl Stepp v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000981; Betts v. Rohm and Haas Company, et al., PCCP, December Term 2006, Cash No. 061103646; Mass v. Rohm and Haas Company, et al., PCCP, December Term 2006, Cash No. 061103783; Kuhn v. Rohm and Haas Company, et al., PCCP, December Term 2006, Cash No. 061103789; and Kalash v. Rohm and Haas Company, et al., PCCP, December Term 2006, Case No. 061202827.

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

Item 1A. Risk Factors

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

Work stoppages or prolonged strikes at our unionized plants and our inability to stabilize on a more permanent basis our relationship with our union in South Korea may jeopardize our relationships with customers. Our facility in Asan City, South Korea is a union facility. We negotiate the agreement with the union annually and have experienced work stoppages and strikes in the recent past. While these work stoppages and strikes have not yet affected our ability to deliver product on a timely basis, if we are unable to stabilize our relationship with the union on a more permanent and predictable basis, our relationships with our customers may be adversely affected. While our relationships with the unions in other parts of the world are generally good, the existence of a unionized workforce in Europe, Brazil and in some facilities in the United States does present an element of uncertainty in the ability of the Company to effectively and efficiently supply its customers. It the Company were to experience a prolonged strike at any of its facilities, the ability of the Company to supply product may be adversely affected. If that were the case, the Company’s relationship with its customers could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its third quarter of fiscal 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 27 - October 26, 2006	1,638 (1)(2)	$24.29 (3)	48,900 (1)	2,445,169 (4)

October 27 - November 26, 2006	——	——	——	2,445,169 (4)

November 27 - December 26, 2006	——	——	——	2,445,169 (4)

Total	1,638 (1)(2)	$24.29 (3)	48,900 (1)

(1)       Includes purchases made through the share purchase program announced on January 26, 2006, where the Company may purchase up to an additional 10% of its outstanding shares over an 18 month period.

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

(4)       The stated figure represents the amount remaining under the 10 percent share repurchase program. The Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 344,820, with a value of $8,706,705 at December 26, 2006. The tax withholding obligation on such shares is approximately 40% of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20% per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25% per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 6. Exhibits

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

10.1
Note Purchase Agreement among Modine Manufacturing Company (“Modine”) and the Purchasers for the issuance and sale by Modine of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2006

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

Date: February 1, 2007

* Executing as both the principal financial officer and a duly authorized officer of the Company