Form 10-K
period 2007-03-31
MODINE MANUFACTURING CO
filed 2007-05-30
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[✓]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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
Yes [✓ ] No [ ]

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

Approximately 65 percent of the outstanding shares are held by non-affiliates. The aggregate market value of these shares was approximately $510.1 million based on the market price of $24.12 per share on September 26, 2006, the last day of our most recently completed second fiscal quarter. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,417,065 at May 22, 2007.

An Exhibit Index appears at pages 128-132 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

TABLE OF CONTENTS

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2007

		Page
Part I
Item 1	Business.	1-19
Item 1A	Risk Factors.	19-22
Item 1B	Unresolved Staff Comments.	23
Item 2	Properties.	23-24
Item 3	Legal Proceedings.	24-25
Item 4	Submission of Matters to a Vote of Security Holders.	25
	Executive Officers of the Registrant.	25-26
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	26-29
Item 6	Selected Financial Data.	29-30
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	30-57
Item 7A	Quantitative and Qualitative Disclosures about Market Risk.	57-62
Item 8	Financial Statements and Supplementary Data.	63-122
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	123
Item 9A	Controls and Procedures.	123-124
Item 9B	Other Information.	124
Part III
Item 10	Directors, Executive Officers and Corporate Governance.	124-125
Item 11	Executive Compensation.	125
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	125
Item 13	Certain Relationships and Related Transactions, and Director Independence.	125
Item 14	Principal Accountant Fees and Services.	125
Part IV
Item 15	Exhibits and Financial Statement Schedules.	126
	Signatures	127-128
	Financial Statements
	Financial Statement Schedule
	Report of Independent Registered Public Accounting Firm
	Exhibit Index

PART I

ITEM 1.   BUSINESS.

Modine is a global leader in thermal management technology, serving the vehicular, industrial, commercial, building HVAC&R (heating, ventilating, air conditioning and refrigeration) and electronics markets. Modine develops, manufactures, and markets thermal management products, components and systems for use in various original equipment manufacturer (“OEM”) applications and to a wide array of building and other commercial markets. Our primary customers across the globe are:

- Truck, automobile, bus, and specialty vehicle OEMs;
- Agricultural and construction OEMs;
- Heating and cooling OEMs;
- Construction contractors;
- Wholesalers of plumbing and heating equipment;
- Computer and server OEMs;
- Telecommunications OEMs;
- Industrial electronics OEMs; and
- Fuel cell manufacturers.

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

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, and partnering with customers on global OEM platforms. Modine’s top five customers are in three different markets - automotive, truck and off-highway - and its ten largest customers accounted for approximately 68 percent of the Company’s fiscal 2007 sales, as compared to 60 percent in fiscal 2006. In fiscal 2007, 59 percent of total revenues were generated from sales to customers outside of the U.S., 54 percent of which were generated by Modine’s international operations and 5 percent of which were generated by exports from the U.S. In fiscal 2006, 56 percent of total revenues were generated from sales to customers outside of the U.S., comprised of 49 percent generated by Modine’s international operations and 7 percent generated by exports from the U.S.

During fiscal 2007, the Company achieved record revenue from continuing operations of $1.76 billion, an 8 percent improvement from $1.63 billion in fiscal 2006. Sales volumes were positively affected by strength in the truck and heavy-duty and industrial markets, as well as incremental revenues from Radiadores Visconde Ltda. (“Modine Brazil”) in which we increased our ownership from 50 percent to 100 percent in May 2006. Earnings from continuing operations of $42.3 million, or $1.31 per fully diluted share, was down from earnings from continuing operations of $60.8 million, or $1.78 per fully diluted share, in fiscal 2006. The decrease in earnings from continuing operations was primarily driven by a decrease in gross margins related to higher raw material prices (primarily copper, aluminum and nickel) and pricing pressure from customers. In addition, the reduction in earnings from continuing operations relates to an 8 percent increase in selling, general and administrative (“SG&A”) expenses. The increase in SG&A expense is primarily related to an increase in expenditures necessary to support growing business volume, added costs in conjunction with the acquisition of the remaining 50 percent of Modine Brazil and repositioning costs related to our global competitiveness program and repositioning of our manufacturing footprint. Partially offsetting these decreases in net earnings was an improvement in Modine’s effective income tax rate from a provision of 32.9 percent in fiscal 2006 to a benefit of 7.6 percent in fiscal 2007. The improvement in the effective income tax rate was primarily due to a $4.1 million tax benefit related to net operating losses in Brazil that were previously unavailable, $2.5 million of research and development credits recorded from passage of legislation which extended this credit and an $8.0 million tax benefit related to the worthlessness of the stock of the Modine’s Taiwan business upon the closure of this Electronics Cooling facility.

On July 22, 2005, the Company completed the spin off of its Aftermarket business and the immediate merger of the spun off business into Transpro, Inc. The Aftermarket business has been presented as a discontinued operation in the consolidated financial statements. In fiscal 2006, the Company recorded a non-cash charge to earnings of $53.5 million to reflect the difference between the value that Modine shareholders received in Proliance International, Inc., a function of the price of Transpro, Inc. at the time of the closing of the spin off, and the asset carrying value of Modine’s Aftermarket business. After considering this charge and earnings from discontinued operations, fiscal 2006 net earnings was $7.6 million or $0.22 per fully diluted share.

Operating cash flow for fiscal 2007 was $102.4 million, the 7th consecutive year above $100 million, but a 21 percent decrease versus the prior year. The Company targets a return on average capital employed (“ROACE”)* of 11 percent to 12 percent through the cycle and we achieved a 7.2 percent ROACE in fiscal 2007 as compared to 9.7 percent in fiscal 2006.

*Definition - Return on average capital employed (“ROACE”) is net earnings plus after-tax interest (interest expense less the tax benefit at the total Company effective tax rate), divided by the average total debt plus shareholders’ equity. This is a financial measure of the profit generated on the total capital invested in the Company before interest expense payable to lenders, net of any tax effect. The ROACE computation for fiscal 2007 excludes tax benefits from the Brazil net operating loss realization and from the Taiwan worthless stock deduction as the actual rate for fiscal 2007 is impacted by these non-recurring deductions. Including these tax benefits, ROACE would have been 7.6 percent using the Company’s fiscal 2007 effective tax rate which was a benefit of 7.6 percent.

Management discussion concerning the use of the financial measure - ROACE:

ROACE is not a measure derived under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for any measure derived in accordance with GAAP. Management believes that ROACE provides investors with helpful supplemental information about the Company’s performance, ability to provide an acceptable return on all the capital utilized by the Company, and ability to fund growth. This measure may be inconsistent with similar measures presented by other companies. The following schedule provides a reconciliation of ROACE to the most directly comparable financial measures calculated and presented in accordance with GAAP for the year ended March 31, 2007 (in thousands):

Net earnings	$42,332
Plus interest expense, net of tax benefit at total Company effective tax rate	7,947
Net return	$50,279

Divided by:
Average capital (debt + equity, last five quarter ends / divided by 5)	$697,391

Return on average capital employed	7.2%

Interest expense	$10,163
Total company effective tax rate	21.8%
Tax benefit	2,216
Interest expense net of tax benefit	$7,947

We continue to focus on increasing the return on average capital employed. Capital is allocated to each business unit based on performance, and that performance is evaluated against a risk-adjusted target rate of return. All business units are measured using specific performance standards and they all must earn the right to obtain capital to fund growth through their performance. This focus also allows us to identify underperforming business units, and to pursue opportunities that will contribute to our earnings and returns. We continue to take actions to enhance these returns into the future.

The Company’s goal is to maintain a total debt to capital ratio below 40 percent while searching for accretive acquisitions and partnerships. Modine ended fiscal 2007 with a solid balance sheet and significant liquidity that was used to fund various key programs throughout the year. Operating cash flow of $102.4 million and a moderate amount of borrowings funded the Company’s purchase of $14.5 million of its stock which is comprised of $13.3 million acquired through stock repurchase programs and $1.2 million of treasury stock acquisitions; capital expenditures of $82.8 million; $11.1 million net cash paid in the acquisition of the remaining 50 percent of Modine Brazil; and dividends of $22.6 million. Total debt at the end of fiscal 2007 was $179.3 million compared with $157.8 million at the end of fiscal 2006. The total debt to capital ratio (total debt plus shareholders' equity) increased to 26.7 percent, compared with 23.8 percent at the end of fiscal 2006. Modine’s cash balance at March 31, 2007 was $21.2 million compared to $30.8 million one year ago.

Working capital of $148.9 million at the end of fiscal 2007 was significantly higher than the $117.2 million a year ago, primarily due to the growing business volumes as well as acquired working capital in the Modine Brazil acquisition. Modine’s days sales outstanding has remained relatively steady over the past three years, from 54 days at the end of fiscal 2005 to 53 days at the end of fiscal 2007.

In the fourth quarter of fiscal 2006, the Company announced a program to repurchase up to 10 percent of the Company’s outstanding stock over the next 18 months. During fiscal 2007, the Company purchased 502,600 shares of common stock at an average price of $26.38 or a total of approximately $13.3 million under this program. As previously announced, any purchases will be made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions. Purchases are at the discretion of the Company and depend on business and market conditions, regulatory considerations and other factors.

We focus our development efforts on the most promising new markets and new products. Our investment in research and development (“R&D”) has increased approximately 4 percent from fiscal 2006 to fiscal 2007. R&D is an investment that pays off with technologies for our core markets, such as exhaust gas recirculation (“EGR”) coolers. It is also an investment in our future, as our work with CO2 as a refrigerant, fuel cell technologies and next generation aluminum radiators demonstrates. U.S., European and Asian emissions regulations are tightening fast which require that we react quickly. Modine is a leader in EGR cooler technology and we have developed solutions that allow our customers to meet tighter government standards efficiently. Forthcoming regulations will require even more advanced technology, but through our proactive R&D, we are developing new technologies designed to keep our customers within federal and international guidelines and regulations well into the future.

We have made substantial investments in new, highly efficient plants and equipment along with state-of-the-art technical centers. All of these are critical to our strategy of generating growth through technological leadership. Our wind tunnels, technical centers and administration buildings in Racine, Wisconsin and Bonlanden, Germany, and wind tunnel and technical center in Asan City, Korea ensure better ongoing service for our global customers.

From a growth perspective, we are seeking creative opportunities to extend our core thermal management strengths into new applications and high-growth markets. We examine market opportunities for complementary products in our existing markets as we evaluate potential acquisitions.

On May 4, 2006, we purchased the remaining 50 percent of Modine Brazil, our Brazilian joint venture, for a net purchase price of $13.1 million, with $2.0 million of this price payable 24 months after the acquisition. The purchase agreement also provides for payment of an additional $4.0 million based on certain future performance goals. This business, which was established in 1963 and is based in Sao Paulo, Brazil, provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive and heavy duty aftermarket for export and for distribution throughout South America. It manufactures a wide array of modules and heat exchangers for OEMs including radiators, charge air coolers, and oil coolers.

During fiscal 2007, we experienced difficult market conditions comprised of dramatic increases in the costs of raw materials, particularly aluminum and copper, coupled with significant pricing pressures from our customers. In response to these conditions, we implemented several strategies during the year to mitigate the effects of these market conditions, as follows:

o
We implemented several actions aimed at reducing our annualized selling, general and administrative expenses, including early retirement programs in the U.S. and Korea and changes made to our corporate processes.

o
We began to reposition our global manufacturing footprint through the announced closure of four plants in the U.S. and the announced plans to invest in four new plants in the lower-cost countries of China, Mexico, Hungary and India.

o
We have implemented plans to increase our sourcing of purchased materials, parts and equipment from low-cost countries to 20 percent of our global needs in fiscal 2008, and increasing to over 40 percent in several years.

o
We announced several new technology developments, including a new idle-off system for heavy trucks, a partnership with Bloom Energy for components on their fuel-cell power generation modules, and an Advanced Steam Methane Reformer unit built in collaboration with Chevron Technology Ventures, LLC and BASF Catalysts LLC.

o
We introduced globally-focused product groups of Engine Products, Powertrain Cooling Products, and Passenger Thermal Management Products to support our regional vehicular segment structure with one consistent product support structure that helps drive redundant costs out of our organization.

o
We introduced standardized processes and systems at each of our manufacturing plants through the Modine Production System, with the goal of creating more manufacturing capacity with less capital investment.

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographical locations. Each Modine segment is managed at the regional vice president level and has separate financial results reviewed by its chief operating decision makers. These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses. Additional information about Modine’s business segments, including sales and assets geographically, is set forth in Note 24 of the Notes to Consolidated Financial Statements.

In the second quarter of fiscal 2006, after the spin off of the Aftermarket business, the Company expanded its reporting segments from three to five: Original Equipment - Americas; Original Equipment - Asia; Original Equipment - Europe; Commercial HVAC&R; and Other, which includes the electronics cooling and fuel cell businesses.

Products

The Company offers a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2007	Fiscal 2006

Modules/Packages*	27%	28%
Oil Coolers	13%	14%
Vehicular Air Conditioning	13%	14%
Radiators	14%	11%
Charge-Air Coolers	11%	12%
Building HVAC	9%	9%
EGR Coolers	8%	9%
Miscellaneous	3%	1%
Electronics	2%	2%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies. The markets for the Company's products are increasingly competitive and have changed significantly in the past few years. The Company's traditional OEM customers in the U.S. are faced with dramatically increased international competition and have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports. These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, and lower tax rates. In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate in research and development, design, and validation responsibilities. This should result in stronger customer relationships and more partnership opportunities for the Company.

The competitive landscape for Modine's core heat transfer products continues to change. We face increasing challenges from existing competitors and the threat of new, low cost competitors (specifically from China) continues to exist.

Original Equipment - Americas, Europe and Asia Segments

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing our competitors on a global basis. In addition, the Company's customers are putting more and more pressure on their suppliers to lower prices continuously over the life of a program or platform, increasing emphasis on price in the quoting process, and are requesting up front payments for future business.

The Company's traditional competitors, Behr GmbH & Co. K.G., Dana Corporation, Visteon Corporation, Denso Corporation, Delphi Corporation and Valeo SA, have a worldwide presence. Increasingly, the Company faces a new form of competition as these companies expand their product offering, migrating from suppliers of components to suppliers of complete integrated modules/packages. Some OEMs have embraced this move, and award contracts based on the ability to provide integrated modules/packages.

Specifically, the Original Equipment - Americas, Europe and Asia segments offer the following product types:

Truck

Products - Engine cooling modules (radiators, charge-air-coolers, EGR coolers, fan shrouds, and surge tanks); HVAC system modules (condensers, evaporators and heater cores); oil coolers (transmission oil coolers and power steering coolers); and fuel coolers

Customers - Commercial, medium and heavy duty truck; bus; and specialty vehicle manufacturers

Market Overview - We have witnessed strong growth in the U.S., Europe, Asia, and South America with broad customer and market consolidation, which we expect to continue. Other trends influencing the market include system suppliers becoming more vertically integrated, development costs increasing, and distribution methods and dynamics changing. This market demonstrates cyclical demand patterns as global emissions standards continue to be more tightly controlled. The most recent example of this cyclical pattern is the 2006 pre-build of U.S. trucks in anticipation of higher emission standards required for diesel engine vehicles built after January 1, 2007. Significant growth in truck volumes existed prior to January 1, 2007, but these volumes are anticipated to be much lower subsequent to the emission change as trade manufacturers utilize the supply of 2006 pre-built inventories. These fixed emissions regulations and timelines are driving the advancement of product development worldwide. OEMs expect greater support at lower prices and require high tech/low cost solutions for their thermal management needs. In general, the customers have a deflationary price approach.

Primary Competitors - Behr GmbH & Co. K.G., Bergstrom, Inc., Delphi Corporation, Denso Corporation, Red Dot Corporation, Valeo SA, Visteon Corporation

Automotive

Products - Powertrain cooling (engine cooling modules; radiators; condensers; charge-air-coolers; auxiliary cooling (power steering coolers and transmission oil coolers)); on-engine cooling (EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers and intake air coolers); HVAC system modules

Customers - Automobile and light truck manufacturers

Market Overview - Modine is a niche player in North America, Europe and Asia with sales moderately diversified from a global perspective but dependent on a few major customers. North American growth is relatively flat with several factors (overcapacity by the Big 3 and under capacity by foreign automakers with manufacturing facilities in the U.S.) leading to market consolidation and price pressures. OEMs are shifting more development and commercial responsibilities to Tier 1 suppliers with a unique North American trend toward front-end modules and cockpit modules. Production in Europe is expected to grow two percent over the next four years with the majority of growth coming from Asian automakers with manufacturing facilities in Europe investing in local production. The European OEMs are experiencing market share losses, thus creating further cost pressure. Incremental or replacement business is awarded based upon price reductions on current business.

Primary Competitors - Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation, Denso Corporation, Doowon Climate Control Company Ltd., The Halla Group (Visteon Corporation), Toyo Radiator Co., Ltd., Samsung Corporation Ltd., Showa Corporation, Valeo SA, and Visteon Corporation

Off-Highway

Products - Engine cooling modules (radiators; charge-air-coolers; EGR coolers; fan shrouds; and surge tanks); HVAC system modules; and oil coolers (transmission oil coolers - aluminum, parallel flow, round-tube plate-fin; brazed plate oil coolers; power steering coolers - aluminum, parallel flow, round-tube plate-fin, brazed plate oil coolers; and engine oil coolers)

Customers - Construction and agricultural equipment manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview - Market trends in North America and Europe include an emphasis on low cost country sourcing for certain components. Additionally, fixed emissions regulations and timelines are driving the advancement of product development in both of these markets. OEMs are rapidly expanding into Asia and have a strong desire for suppliers to follow and localize production. Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs of its customers. Customer expectations are increasing, especially for year-over-year cost reductions and more sophisticated warranty recovery programs.

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

Products - EGR coolers; engine oil coolers; fuel coolers; charge-air-coolers; intake air coolers; and transmission oil coolers

Customers - Engine manufacturers

Market Overview - Modine is a significant player in this business with strategic engine customers in Europe and North and South America. Fixed timeline emissions’ regulations are driving new opportunities for Modine. Increased exhaust restrictions will necessitate additional products, such as EGR coolers, due to reduced NOx and particulate emissions created by these tighter restrictions. Customers are looking for year over year cost reduction commitments in addition to increased global warranty expectations.

Primary Competitors - Behr GmbH & Co. K.G., Valeo SA, Honeywell Inc., Toyo Radiator Co., Ltd. and Zhejiang Yinlun Machinery Co., Ltd.

Powertrain Cooling Products (The Powertrain Cooling Products group provides services to the Original Equipment - Americas, Europe and Asia segments. The results of the Powertrain Cooling Product group are allocated to these Original Equipment segments based on the direct services performed for each of these segments. Indirect costs incurred within the Powertrain Cooling Product group which are not directly attributable to the Original Equipment segments are retained in “Corporate and Administrative Expenses.”)

Products - Radiators, charge-air-coolers, and condensers which are built into modules.

Customers - Vehicle manufacturers (automotive, commercial truck, bus, agriculture, construction, military)

Market Overview - Modine’s Powertrain Cooling business operates in the commercial vehicle and automotive markets in the Americas (including Brazil) and Europe. Modine is also well represented in the global Off Highway market including North America, Europe and Asia. Market demand for higher efficiency, lower weight, higher pressure capable products are required by the continually more stringent worldwide emissions demands which create new opportunities for Modine. Customers in these vehicle segments are looking for more durable heat transfer solutions which are capable of meeting these more stringent demands.

Primary Competitors - Behr GmbH & Co. K.G., Valeo SA, Denso Corporation, Delphi Corporation, Visteon Corporation, AKG, T-Rad

Passenger Thermal Management Products (The Passenger Thermal Management Products group provides services to the Original Equipment - Americas, Europe and Asia segments. The results of the Passenger Thermal Management Product group are allocated to these Original Equipment segments based on the direct services performed for each of these segments. Indirect costs incurred within the Passenger Thermal Management Product group which are not directly attributable to the Original Equipment segments are retained in “Corporate and Administrative Expenses.”)

Products - HVAC modules; evaporator cores; heater cores; condensers; integrated condenser/oil coolers; integrated condenser/receiver driers; HVAC controls; air distribution ducting; and compressors

Customers - Vehicle manufacturers (automotive, commercial truck, bus, agriculture, construction, military)

Market Overview - Modine participates in the vehicular air conditioning business with specific strengths in automotive condenser products in North America, Europe, and Asia, and HVAC modules for the truck and off-highway markets in North America and Asia. Market demand for higher efficiency, lower weight, alternative “green” refrigerants, and truck “off-idle” regulations are creating new opportunities for Modine. Customers in these vehicle segments are looking for more sophisticated HVAC systems with “car-like” performance and low cost.

Primary Competitors - Behr GmbH & Co. K.G., Valeo SA, Denso Corporation, Delphi Corporation, Visteon Corporation, Bergstrom, Red Dot

Commercial HVAC&R Segment

Products - Unit heaters (gas-fired; hydronic; electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity, low intensity and vacuum systems); hydronic products (commercial fin-tube radiation; cabinet unit heaters, and convectors); roof mounted direct and indirect fired makeup air units; close control units for precise temperature and humidity control applications; chiller units; condensing units and coils for heating, refrigeration, air conditioning and vehicular applications

Customers - Heating and cooling equipment manufacturers; construction contractors; wholesalers of plumbing and heating equipment; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing

Market Overview - Commercial HVAC&R has strong sales in gas unit heaters, coil products and room heating and cooling units. There are relatively few competitors in the North American market, but those that exist are relatively strong. Efficiency legislation, lower noise requirements, and higher energy costs are driving market opportunities.

Primary Competitors - Lennox International Inc. (ADP); Luvata (Heatcraft); ECO; Thomas & Betts Corp. (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert Hiross); United Technologies Corporation (Carrier); Johnson Controls, Inc. (York); and McQuay International

Other

Electronics Cooling

Products - Heat pipes, heat sinks, heat exchangers and cold plates

Customers - Telecommunications; military; aerospace; precision measuring; medical; and server

Market Overview - Electronics cooling is a niche supplier of high-performance electronics cooling devices. The product offering consists of heat pipe assemblies, heat sinks, heat exchangers, and cold plates for select applications. Technical barriers to entry are high, and the large customers have few viable technical substitutes that are also commercially available. Modine is perceived to be a strong technology company with excellent engineering capabilities.

Primary Competitors - APW Ltd., DanaTherm Filtration, E-Core Corporation, Swales and Aavid Thermal Technologies, Inc.

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

Market Overview - Markets served by our customers consist of stationary distributed power generation markets (primary, back-up and combined heat and power applications); mobile power (passengers cars, fleet vehicles and industrial vehicles); portable power (man-portable and auxiliary power units for on-board supplementary vehicle power); fuel processing; and the hydrogen infrastructure (refueling stations and on-site hydrogen generation). Modine has a global presence in these markets and is perceived by our customers as the innovation and technology leader.

Primary Competitors - Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation and Toyo Radiator Co., Ltd.

General Information About Modine’s Business

Customer Dependence

Ten customers accounted for approximately 68 percent of the Company's sales in the fiscal year ended March 31, 2007. These customers, listed alphabetically, were: BMW, Caterpillar Inc., DaimlerChrysler AG; Deere & Company; Hyundai; International Truck and Engine Corporation; MAN Truck & Bus; PACCAR Inc.; Volkswagen AG; and Volvo AB. Goods are supplied to these customers on the basis of individual purchase orders received from them. When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products. These contracts can be up to three years in duration and may include built-in pricing adjustments. In certain cases, our customers have requested additional pricing adjustments beyond those built-in to these long-term contracts.

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

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular, industrial and electronics products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to other risks such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and volatility and market fluctuations.

Information about business segments, geographic regions, principal products, principal markets, methods of distribution, net sales, operating profit and assets is included in Note 24 of the Notes to Consolidated Financial Statements.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees. Export sales as a percentage of net sales were 5 percent, 7 percent and 6 percent for fiscal years ended in 2007, 2006 and 2005, respectively. Royalties from foreign licensees were 8 percent, 4 percent and 4 percent of total earnings from continuing operations for the last three fiscal years, respectively.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets. Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in Note 24 of the Notes to Consolidated Financial Statements.

Backlog of Orders

Modine's products are produced from readily available materials such as aluminum, copper, nickel, brass, and steel and have a relatively short manufacturing cycle. The Company's operating units maintain their own inventories and production schedules. Current production capacity is capable of handling the sales volumes expected in fiscal 2008.

Raw Materials

Aluminum, copper, nickel, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers. In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company. The Company normally does not experience material shortages within its operations and believes that our suppliers’ production of these materials will be adequate throughout fiscal 2008. In addition, when possible, Modine has made material pass-through arrangements with its key customers. Under these arrangements, the Company can pass material cost increases and decreases to its customers. However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through, and the customers are increasingly not paying the full material cost increases. To further mitigate the Company’s exposure to fluctuating material prices, we adopted a commodity hedging program in fiscal 2007. The Company entered into forward contracts to hedge a portion of our forecasted aluminum purchases, our single largest purchased commodity. In addition, the Company entered into fixed price contracts to hedge against changes in natural gas over the winter months. At March 31, 2007, the Company has forward contracts outstanding which hedge approximately 60 percent of our global aluminum requirements anticipated to be purchased over the next six months. The Company expects to continue to use a commodity hedging program in fiscal 2008.

Patents

The Company, and certain of its wholly owned subsidiaries, own outright or are licensed to produce products under a number of patents and licenses. These patents and licenses, which have been obtained over a period of years, will expire at various times. Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. By the end of fiscal 2007, Modine had been granted more than 2,300 patents worldwide.

Research and Development

The Company remains committed to its vision of creating value through technology. Company-sponsored research activities relate to the development of new products, processes and services, and the improvement of existing products, processes, and services. Research expenditures in fiscal 2007 were $82.5 million; in fiscal 2006 were $79.6 million; and in fiscal 2005 were $68.8 million. There were no material expenditures on research activities that were customer-sponsored. Over the course of the last few years, the Company has become involved in a number of industry-, university- and government-sponsored research organizations, who conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves. The research and data developed is generally shared among the member companies. In addition, to achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with Modine's customers on special projects and systems designs. In addition, the Company is participating in U.S. government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contract with the United States Army for the use of CO2 technology in the Mobility Multi-purpose Wheeled Vehicle (HMMWV) cooling system.

Quality Improvement

Modine’s Quality Management System has been evolving steadily since its inception in 1996. As customer requirements and international quality standards have changed, the Modine quality management system has changed with them. Quality expectations have risen continuously and Modine is actively pursuing ways to continue to meet those expectations. For example, ongoing Modine Presidential Initiatives for scrap reduction and improvement of first pass yield continue to provide positive results. In the past year, four manufacturing plants have met the 40 percent improvement goal for first pass yield. Since inception, a total of 18 different plants (including seven repeat winners) have met this first pass yield goal. In addition, seven plants have met the goal for a 30 percent reduction in scrap in the past year. Since inception, a total of 20 different plants (including seven repeat winners) have met this scrap reduction goal. Overall, performance on first pass yield and scrap as a percentage of material used have continued a positive trend of improvement over the past 8 years.

The value of the Modine Quality Management System is also evidenced by the improving results of our Company’s 10 quality indicators - metrics that reflect the various aspects of the quality system, such as customer rejects, warranty costs and product test failures. Collectively, these indicators have shown a significant improvement since the end of fiscal 2001. Implementing the Modine Quality Management System at all sites globally helps ensure that customers receive the same high-quality products and services from any Modine facility.

Environmental, Health and Safety Matters

Modine’s strong environmental performance continued in fiscal 2007 as a result of its global Environmental Management System (“EMS”). Modine’s EMS is a strategic corporate commitment to prevent pollution, eliminate waste and reduce environmental risks in the Company’s operations. Modine facilities maintain EMS certification to the international ISO14001 standard through independent third-party audits.

Modine built on its successful history of environmental stewardship in fiscal 2007 by establishing corporate-wide objectives for the reduction of waste, air emissions and water use. Although not all of these objectives were achieved within the past year, the Company made substantial progress. Modine facilities used 8.1 million cubic feet less of water, a 26 percent reduction globally. Hazardous and solid wastes were reduced by 324,000 pounds and volatile organic compound air emissions were reduced by 56,000 pounds, decreases of 3 percent and 6 percent, respectively. For fiscal 2008, Modine has again established company-wide environmental objectives and is increasing its focus at specific locations to achieve these goals.

In fiscal 2005, Modine introduced its Energy Conservation Initiative which challenged its facilities worldwide to reduce energy consumption by 12 percent over the fiscal 2004 baseline. In fiscal 2006, Modine surpassed that goal and achieved a 17 percent reduction in energy consumption (normalized for sales). This past year was marked by a rapidly growing momentum of energy awareness and cultural changes within Modine. The Company’s energy conservation effort was bolstered by the formation of a Global Energy Management Team, the establishment of Global Energy Best Management Practices, and the creation of a $1 million Energy Conservation Fund which provided financial resources for all Modine locations to invest in energy conscious programs, equipment and infrastructure. With 60 projects enabled by this fund, the Company built upon its early success and in fiscal 2007 further reduced energy use by 7 percent year-over-year (normalized for sales).

Modine’s energy conservation improvements over the past three years avoided the emissions of greater than 122,000 tons of carbon dioxide, significantly reducing its dependence on fossil fuels and shrinking its global carbon footprint. These improvements are equivalent to saving 12.6 million gallons of gasoline. Additionally, Modine’s shareholders benefited from energy conservation savings which were in excess of $1 million in fiscal 2007.

Looking forward, Modine is committed to reducing its energy dependence even further. A 10 percent year-over-year reduction goal has been established for fiscal 2008. Each Modine location has established facility-specific targets in support of a repeat achievement of the initiative in fiscal 2008. Because of the success of the Energy Conservation fund in fiscal 2007, an additional $1 million has been earmarked for energy conservation projects for fiscal 2008. Responsible energy and environmental practices also extend to Modine’s construction of new facilities in Mexico, China, Hungary, and India.

In fiscal 2006, Modine volunteered to participate in U.S. Environmental Protection Agency’s (“USEPA”) National Partnership for Environmental Priorities (“NPEP”) program. This is a nation-wide program that targets the reduction of 31 priority chemicals by U.S. industries. In fiscal 2007, Modine slightly increased its use of chemicals it has voluntarily targeted for elimination. The increase was due to the increased production of medium and heavy-duty vehicle copper-brass products which contain lead. Modine’s product offerings are shifting to lead-free aluminum components where possible. Modine has developed, and continues to refine, its environmentally beneficial product lines including: R22-free HVAC units, EGR coolers, and stationary and mobile fuel cell applications.

At present, the USEPA has designated the Company as a potentially responsible party (PRP) for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois); and Dixie Barrel and Drum (Tennessee). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. The percentage of material allegedly attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified. Costs anticipated for the settlement of the currently active sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at those sites based upon Modine’s relatively small portion of contributed waste.

An obligation for remedial activities may also arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale. These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection. Two of the Company's currently owned manufacturing facilities and two formerly owned properties have been identified as requiring soil and/or groundwater remediation. Environmental liabilities recorded as of March 31, 2007, 2006, and 2005 to cover the investigative work and remediation for sites in the United States and The Netherlands were $1.2 million, $1.1 million, and $1.2 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities." It is unlikely these remediation efforts will have a material effect on the Company's results of operations.

Emerging environmental regulations, as well as the Company's policy to continuously improve upon its environmental management programs, will require capital equipment expenditures over the coming years. For the fiscal year ended March 31, 2007, capital expenditures related to environmental projects were $0.7 million.  Expenditures for environmentally related capital projects ranged from $0.05 million to $0.7 million in each of the last five fiscal years. Modine expects that environmental improvements, in addition to projects under the Energy Conservation Fund discussed above, will be $1.1 million in fiscal 2008.

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $2.7 million in fiscal 2007. Operating expenses of some facilities may increase during fiscal year 2008 because of environmental matters but the competitive position of the Company is not expected to change materially.

Modine’s health and safety performance made very positive improvements in fiscal 2007. New in fiscal 2007, the Company began consolidating safety performance into a global reporting format instead of the regional reporting structure used in the past. This reporting format was modified to more accurately represent the expanded global footprint the Company has established in recent years. Modine ended the 2006 calendar year with a global Recordable Incident Rate (“RIR“) of 2.51, according to U.S. recordkeeping requirements. This yielded a 23 percent improvement in recordable injuries over calendar 2005 and exceeded the company’s 20 percent RIR improvement goal. The ability of Modine to achieve this goal was largely aided by the European facilities who improved their recordable incident rate by 46 percent compared to calendar 2005. In the European region, 8 of the 12 facilities ended the year with a 40 percent improvement or greater. Of further significance, the Ashington, U.K., Kirchentellinsfurt, Germany, and Uden, Netherlands facilities ended the year with no recordable injuries in calendar 2006. Complementing this achievement were 13 American facilities which also met or exceeded the 20 percent RIR improvement goal. Leading the improvement in North America were the Harrodsburg, Kentucky and Toledo, Ohio facilities who ended the year with no recordable injuries along with the Jefferson City, Joplin, and Trenton, Missouri facilities who improved their RIR by 65 percent or more.

While all facilities remain focused on health and safety improvements, several plants in Europe continued to standardize their health and safety program to meet the requirements of OHSAS 18001. OHSAS 18001 is an international occupational health and safety management system specification that was created via a concerted effort from a number of the world’s leading national standards bodies, certification bodies, and specialist consultancies. This specification was developed to help organizations minimize occupational health and safety risks to employees and other interested parties who may be exposed through its activities. In April 2006 and November 2006, respectively, the Neuenkirchen and Kirchentellinsfurt, Germany facilities achieved third party certification to the specification which brings the total to four European facilities. Several other European facilities are well on their way to meeting the requirements and hope to have certification in fiscal 2008.

In North America, Modine continues to challenge our North American facilities to become Modine Safety STAR sites, which is a program modeled after Federal OSHA’s Voluntary Protection Program (“VPP”). The Modine "STAR" is awarded to those facilities that achieve 100 percent compliance with the Company's 24 Health and Safety elements and attain recordable incident rates below the General Industry Average for the preceding twelve month period. In fiscal 2007, the Joplin, Missouri and the McHenry, Illinois facilities met the Modine STAR challenge and were recognized for their health and safety efforts. The Logansport, Indiana facility was also awarded a Safety Merit award for their health and safety efforts.

The Company is focused on meeting Modine’s Global Commitment for Responsible Relationships by providing a safe working environment for all Modine employees worldwide. In order to achieve this, Modine is pursuing a global health and safety program to ensure safety is a fundamental element of every culture in which Modine operates.

Employees

The number of persons employed by the Company as of March 31, 2007 was approximately 7,700.

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

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations Link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, with the Securities and Exchange Commission (“SEC”). These documents were available on our website during the entire year covered by this report. Our reports are also available free of charge on the SEC’s website, www.sec.gov. Also available free of charge on our website (Investor Relations Link) are the following corporate governance documents:

-
    Modine Manufacturing Company Guideline for Business Conduct, which is applicable to all Modine employees, including the principal executive officer, the principal financial officer and the principal accounting officer;

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

Our OEM business, which accounts for approximately 90 percent of our business currently, is dependent upon the health of the OEM markets we serve.  A decline in vehicle sales would reduce our sales and harm our operations. Our customers’ sales and production levels are affected by general economic conditions, such as employment levels and trends, fuel prices and interest rates, labor relations issues, regulatory requirements, trade agreements and other factors. The vehicular industry in North and South America, Europe and Asia is extremely challenging. In North America, the domestic automotive industry is characterized by significant overcapacity, fierce competition, high fixed cost structures and significant employee pension and health care obligations. Domestic automakers are losing market share which is creating a vicious circle of lower annual production volumes, overcapacity, fewer vehicles over which to spread high fixed costs and the resulting squeeze of suppliers. Any significant decline in automotive production levels for its current and future customers would reduce the Company’s sales and harm its results of operations and financial condition. The global truck markets are subject to tightening emission standards that drive cyclical demand patterns. Any extended cyclical declines in truck market volumes could have an adverse effect on our business. The global construction, agriculture and industrial markets are also impacted by emission regulations and timelines driving the need for advanced product development. These markets are experiencing rapid global expansion into low-cost countries. Significant declines in these evolving markets could have an adverse effect on our business.

If we were to lose business with a major OEM customer, our business would be adversely affected. Even though no one customer accounts for more than 10 percent of our revenue, deterioration of a business relationship with a major OEM customer would cause the Company’s revenue and profitability to suffer. The loss of a major OEM customer, the loss of business with respect to one or more of their vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

The sales of our products are dependent on the success of the particular platform in which our products are placed. We are awarded business by an OEM customer generally two to three years prior to the launch of a vehicle platform. Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s requirements for a particular model and assembly plant and are renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. We incur significant costs to produce our products for a platform in the form of tooling, plant capacity expansion, research and development, and product testing and evaluation, among others. If the actual sales volumes for those platforms are not what we anticipate, our results of operations would be adversely affected. We generally cannot recover those expenses from our customers. Therefore, the discontinuation, loss of business with respect to, or a lack of commercial success of, a particular vehicle model for which the Company is a significant supplier would reduce the Company’s sales and adversely affect our financial condition.

The continual pressure to absorb costs adversely affects our profitability. We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs. In particular, some OEMs have requested that we pay to obtain new business. In addition, they are also requesting that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component. Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.

Tightening of emissions standards, which took effect on January 1, 2007 will likely adversely affect our sales in the commercial vehicle (truck) market after that date. More stringent heavy-duty truck emissions regulations took effect in calendar 2007 in the U.S. for diesel engines. Through December 2006 we had a strong calendar year for heavy-truck sales in advance of the new standards which will add cost to the vehicles, but we have experienced a decline in the demand during the first three months of calendar 2007 and are projecting that demand will continue to be down significantly in calendar 2007, and this decline could have an adverse affect on our business in the short-term.

Our OEM customers continually seek and obtain price reductions from us which adversely affects our earnings, even in the face of increased revenue. A challenge that we and other suppliers to the vehicular markets face is continued price reduction pressure from our customers. Downward pricing pressure has been a characteristic of the automotive industry in recent years and it is migrating to all our OEM markets. Virtually all OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future. Since suppliers’ prices cannot increase, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken and continues to take steps to reduce its operating costs to offset customer price reductions; however, price reductions are adversely affecting our profit margins and are expected to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and financial condition would be adversely affected.

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

Developments or assertions by or against the Company relating to intellectual property rights could adversely affect our business. The Company owns significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. Developments or assertions by or against the Company relating to intellectual property rights could adversely affect the business. Significant technological developments by others also could adversely affect our business and results of operations.

We continue to face high commodity costs (including steel, copper, aluminum, nickel, other raw materials and energy) that we increasingly cannot recoup in our product pricing. Increasing commodity costs continue to have a significant effect on our results, and those of others in our industry.  We have sought to alleviate the impact of increasing costs by including a materials pass-through provision in our contracts with our customers. However, certain of our customers are challenging these contractual provisions and are not paying the full cost of the materials increases. The continuation of this practice would adversely affect our profitability. We have also sought to mitigate the risk of changing commodity costs through a commodity hedging program. Under this program, the Company enters into forward contracts to hedge approximately 60 percent of its forecasted purchases of aluminum. However, this policy would only partially offset increases in material costs, and significant increases could continue to have an adverse impact on our results of operations.

Our lack of manufacturing facilities in low cost countries adversely affects our profitability. The competitive environment in the OEM markets has been intensifying as our customers seek to take advantage of lower operating costs in China, other countries in Asia and parts of Eastern Europe. As a result, we are facing increased competition from suppliers that have manufacturing operations in low cost countries. While we continue to expand our manufacturing footprint with a view to taking advantage of manufacturing opportunities in low cost countries, we cannot guarantee that we will be able to fully realize such opportunities. Additionally, the establishment of manufacturing operations in emerging market countries carries its own risks, including those relating to political and economic instability; trade, customs and tax risks; currency exchange rates; currency controls; insufficient infrastructure; and other risks associated with conducting business internationally. The loss of any significant production contract to a competitor in low cost countries or significant costs and risks incurred to enter and carry on business in these countries would have an adverse affect on our profitability.

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. dollar, the euro, Korean won and Brazilian real, in particular, could have an adverse affect on our profitability. Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the Korean won, the Brazilian real and other currencies. Our profitability is affected by movements of the U.S. dollar against the euro and the won and other currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro, won or real, could have an adverse affect on our profitability and financial condition.

The Company could be adversely affected if we experience shortages of components from our suppliers. In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on limited sources of supply for certain components used in the manufacture of our products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, the Company would be unable to meets its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, margins and customer relations.

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

We may be unable to create a strong and predictable labor relationship with our unionized work force in South Korea, which could lead to more frequent or prolonged strikes.  The work force at our South Korean manufacturing operation is unionized.  The annual collective bargaining process in South Korea has historically resulted in strike-related activities by the union.  If we are unable to strenghten our relationship with the unionized work force, we may be subject to the risk of future strikes.  Any prolonged disputes with our employees could lead to program disruption and cancellation, which could impact our customer relationships and have an adverse impact on our results of operations.

We may be unable to complete and successfully implement our repositioning plan to reduce costs and increase efficiencies in our business and, therefore, we may not achieve the costs savings we need. We are implementing a number of cost savings programs, such as the recently announced plant closures. Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability. However, there can be no assurances that these efforts will be successful in that regard.

We may be unable to retain key employees with critical engineering or technical skills. We rely on key employees with strong engineering and technical skills to develop new technologies and design products for launch to our customers. If we are unable to retain key employees with these technical skills, we may not be able to meet the advanced technology needs of our customers, which would adversely affect our sales and earnings.

The Company would be adversely affected by products not conforming to customer specifications. The Company could be adversely affected by a large warranty payment. Customer expectations for warranty coverage continue to increase. As settlement of case by case warranty coverage can often be a commercial decision, as much as it can be a potential product quality issue, there is a risk that the Company could be impacted by a customer warranty decision regarding the satisfaction of a warranty claim which might have a material adverse affect on operating performance. In addition, while the products produced by the Company are manufactured to precise specifications, there is a risk that specifications may not be met in all cases, or that the customer application may change, either of which could result in a warranty claim against the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries. The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are maintained in Racine, Wisconsin. Additional technical support functions are located in Bonlanden, Germany and Asan City, South Korea.

The following table sets forth information regarding our principal properties by business segment as of March 31, 2007. Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
Original Equipment - Americas Segment
Sao Paulo, Brazil	336,000 sq. ft./manufacturing	Owned
Harrodsburg, KY	263,500 sq. ft./manufacturing	Owned
Clinton, TN	194,100 sq. ft./manufacturing	Owned
Pemberville, OH	186,863 sq. ft./manufacturing	Owned
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Jefferson City, MO	162,000 sq. ft./manufacturing	Owned
Trenton, MO	159,948 sq. ft./manufacturing	Owned
Washington, IA	148,800 sq. ft./manufacturing	Owned
Lawrenceburg, TN	143,800 sq. ft./manufacturing	Owned
Joplin, MO	142,300 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing	Owned
Jackson, MS	138,914 sq. ft./manufacturing	Owned
Camdenton, MO	128,000 sq. ft./manufacturing	Owned
Richland, SC	114,900 sq. ft./held for sale	Owned
Toledo, OH	50,900 sq. ft./assembly	Leased

Original Equipment - Asia Segment
Asan City, South Korea	559,110 sq. ft./manufacturing & technical center	Owned
Shanghai, China	64,583 sq. ft./manufacturing	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	344,363 sq. ft./assembly	Owned
Bonlanden, Germany	262,241 sq. ft./corporate & technology center	Owned
Pontevico, Italy	153,007 sq. ft./manufacturing	Owned
Berndorf, Austria	145,744 sq. ft./manufacturing	Leased
Tübingen, Germany	126,430 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,449 sq. ft./manufacturing	49,819 Owned; 72,630 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Mezökövesd, Hungary	90,481 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,396 sq. ft./manufacturing	Owned
Uden, Netherlands	61,870 sq. ft./manufacturing	Owned

Commercial HVAC&R Segment
Leeds, United Kingdom	269,100 sq. ft./corporate & manufacturing	Leased
Buena Vista, VA	214,600 sq. ft./manufacturing	Owned
Nuevo Laredo, Mexico	198,500 sq. ft./manufacturing	Owned
Lexington, VA	104,000 sq. ft./warehouse	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned
Laredo, TX	22,000 sq. ft./warehouse	Leased

Corporate Headquarters and Other Segment
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned
Lancaster, PA	60,000 sq. ft./corporate & manufacturing	Leased
Ashington, United Kingdom	22,000 sq. ft./manufacturing	Leased

We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from Note 25 of the Notes to Consolidated Financial Statements.

Under the rules of the SEC, certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

Recent Developments

Behr Patent Infringement Litigation

On March 26, 2007, Modine Europe GmbH and its affiliates entered into a settlement agreement with Behr GmbH & Co. K.G. in which the entities settled all patent infringement claims between the two entities, including the patent infringement action in the District Court in Mannheim, Federal Republic of Germany, the invalidity suit in the Federal Patent Court in Munich, Federal Republic of Germany and the patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin. This settlement did not have a material impact on the Company’s results of operations.

Personal Injury Action

The Company has been named as a defendant, along with Rohm & Haas Company and Morton International, in seventeen separate personal injury actions that were filed in Philadelphia County, Pennsylvania Court of Common Pleas (“PCCP”): Freund v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3603; Branham, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3590; Milliman v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3606; Weisenberger, et al. v. Rohm and Haas Company, et al., PCCP, May Term 2006, Case No. 3600; Weisheit v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3596; Wierschke v. Rohm and Haas, et al., PCCP, May Term 2006, Case No. 3591; DiBlasi, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2078; Depaepe, et al. v. Rohm and Haas Company, et al., PCCP, July Term 2006, Case No. 2081; Nichole and Johnny Baird, Jr., v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 00972; Karen Kane, individually and as Administratrix of the Estate of Patrick A. Kane v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000975; Robert Hromec Nelson and Barbara Lynn Nelson v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000978; and John Carl Stepp v. Rohm and Haas Company, et al., PCCP, October Term 2006, Case No. 000981; Betts v. Rohm and Haas Company, et al., PCCP, November Term 2006, Case No. 003646; Mass v. Rohm and Haas Company, et al., PCCP, November Term 2006, Case No. 0003783; Kuhns v. Rohm and Haas Company, et al., PCCP, December Term 2006, Case No. 003789; Kalash v. Rohm and Haas Company, et al., PCCP, December Term 2006, Case No. 002827; and Mazzone v. Rohm and Haas Company, et al. PCCP, March Term 2007, Case No. 003269.

These cases allege personal injury due to exposure to certain solvents that were allegedly released to groundwater and air for an undetermined period of time. Under similar facts as the PCCP cases but alleging a federal putative class action, the Company was named as a defendant, along with Rohm & Haas Company and Morton International, in the United States District Court for the Eastern District of Pennsylvania in Gates, et al. v. Rohm and Haas Company, et al., Case No. 06-1743.

The Company is in the discovery stage with these cases, and as a result, it is premature to provide further analysis concerning these claims. The Company intends to aggressively defend these cases.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Current Executive Officers of Registrant

Name	Age	Position	Officer Since

David B. Rayburn	59	President and Chief Executive Officer; Director	1991
Thomas A. Burke	50	Executive Vice President and Chief Operating Officer	2005
Bradley C. Richardson	48	Executive Vice President, Finance and Chief Financial Officer	2003
Charles R. Katzfey	60	Regional Vice President - Americas	2000
Klaus A. Feldmann	53	Regional Vice President - Europe	2000
James R. Rulseh	52	Regional Vice President - Asia	2001
Dean R. Zakos	53	Vice President, General Counsel and Secretary	1985
Anthony C. DeVuono	58	Vice President and Chief Technology Officer	1996

Officer positions are designated in Modine's By-Laws and the persons holding these positions are elected annually by the Board at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except Bradley C. Richardson and Thomas A. Burke.

Mr. Burke joined Modine on May 31, 2005 as Executive Vice President, and was subsequently promoted to Executive Vice President and Chief Operating Officer in July 2006. Mr. Burke joined Modine from Visteon Corporation, a leading supplier of parts and systems to automobile manufacturers, in Dearborn, Michigan, where he held various positions over nine years including Vice President of North American Operations (2002 - May 2005) and Vice President, European and South American Operations (2001 - 2002). Mr. Burke’s experience also includes 13 years with Ford Motor Company.

Mr. Richardson joined Modine on May 12, 2003 as Vice President, Finance and Chief Financial Officer, and was subsequently promoted to Executive Vice President, Finance and Chief Financial Officer in January 2006. Mr. Richardson came to Modine from BP Amoco, now known as BP, where he spent over 20 years in various positions including Chief Financial Officer and Vice President of Performance Management and Control for BP's Worldwide Exploration and Production division (2000-May 2003) and President of BP Venezuela (1999-2000).

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is listed on the New York Stock Exchange. The Company's trading symbol is "MOD." The table below shows the range of high and low sales prices for the Company's Common Stock for fiscal 2007 and 2006. As of March 31, 2007, shareholders of record numbered 3,690; it is estimated that beneficial owners numbered approximately 19,000.

	2007			2006
Quarter	High	Low	Dividends	High	Low	Dividends
First	$29.99	$21.90	$ .1750	$33.53	$26.45	$ .1750
Second	24.98	20.68	.1750	37.38	31.93	.1750
Third	25.29	22.62	.1750	37.98	31.44	.1750
Fourth	28.00	22.65	.1750	34.10	25.20	.1750
TOTAL			$ .7000			$ .7000

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments). Under our predominant borrowing facility, restricted payments related to dividends may not exceed $150 million on a cumulative basis over the life of the agreement, which runs through October 2009. Cumulative dividend payments made and subject to this restrictive covenant totaled $57.8 million as of March 31, 2007. Under that same agreement, restricted payments related to share repurchases may not exceed $150 million on a cumulative basis over the life of the agreement. Cumulative payments made to repurchase shares and subject to this restrictive covenant totaled $98.4 million as of March 31, 2007. The Company was in compliance with these restrictive covenants at March 31, 2007.

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. No shares were repurchased under the anti-dilution portion of this program during fiscal 2007. The second program announced on January 26, 2006 authorized the repurchase of up to 10 percent of the Company’s outstanding stock over the next 18 months, incremental to the first buyback program. During fiscal 2007, the Company purchased 502,600 shares of common stock at an average price of $26.38 for a total of approximately $13.3 million. As previously announced, any purchases will be made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions. Purchases are at the discretion of the Company and depend on business and market conditions, regulatory considerations and other factors.

The following describes our purchases of Common Stock during the Company's 4th quarter of fiscal 2007:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 27, 2006 - January 26, 2007	20,212 (1)	$25.90 (2)	———	2,445,169 (3)

January 27 - February 26, 2007	3,316 (1)	$26.25 (2)	———	2,445,169 (3)

February 27 - March 31, 2007	156 (1)	$25.40 (2)	———	2,445,169 (3)

Total	23,684 (1)	$25.95 (2)	———

(1)        (1)   Includes shares purchased from employees of the Company and its subsidiaries who received awards of shares of restricted stock. The Company, pursuant to the 1994 Incentive Compensation Plan and the 2002 Incentive Compensation Plan, gives such persons the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the periodic termination of restrictions on the shares.

(2)       (2)   The stated price does not include any commission paid.

(3)       (3)   The stated figure represents the remaining number of shares that may be repurchased under the publicly announced share repurchase programs. The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of the program. In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards. The participants also have the option of paying the tax withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding stock awards is 301,041 with a value of $6,893,839 at March 31, 2007. The tax withholding obligation on such shares is approximately 40 percent of the value of the periodic restricted stock award. The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

The following graph compares the cumulative five-year total return on the Company’s common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index. The graph assumes a $100 investment and reinvestment of dividends.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07
Modine	100	56.95	101.22	116.24	124.60	99.57
Russell 2000 Index	100	73.04	119.66	126.13	158.73	168.11
S&P Midcap 400 Industrials Index	100	75.90	109.40	122.29	162.91	171.92

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the Aftermarket business and the loss on the July 22, 2005 spin off of this business in fiscal 2006.
(in thousands, except per share amounts)	Fiscal Year ended March 31
	2007	2006	2005	2004	2003

Net sales	$1,757,472	$1,628,900	$1,342,416	$980,675	$862,989
Earnings from continuing operations	42,262	60,752	61,686	35,493	33,388
Total assets	1,101,573	1,052,095	1,152,155	976,523	907,221
Long-term debt - excluding current portion	175,856	151,706	40,724	84,885	98,556
Dividends per share	0.70	0.70	0.63	0.55	0.50
Net earnings from continuing operations per share of common stock - basic:	1.32	1.80	1.81	1.05	0.99
Net earnings from continuing operations per share of common stock - diluted:	1.31	1.78	1.79	1.04	0.99

The following factors impact the comparability of the selected financial data presented above:

•
During fiscal 2007, the Company completed the acquisition of the remaining 50 percent of Modine Brazil. During fiscal 2006 and 2005, the Company completed the acquisitions of Airedale International Air Conditioning Limited, the heavy-duty original equipment business of Transpro, Inc. and the South Korean and Chinese assets of the Automotive Climate Control Division of WiniaMando Inc. Refer to Note 12 of the Notes to Consolidated Financial Statements for additional discussion of these acquisitions.

•
During fiscal 2007, the Company’s effective tax rate was a benefit of 7.6 percent versus a provision of 32.9 percent in the prior year. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional discussion on the effective tax rate.

•
During fiscal 2007, the Company incurred $13.2 million of restructuring and other repositioning costs. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional discussion of the events which comprised these costs.

•
During fiscal 2007, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment”. Refer to Note 23 of the Notes to Consolidated Financial Statements for additional discussion of the impact of this adoption.

•
During fiscal 2007, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)”. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional discussion of the impact of this adoption.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. Founded in 1916, the Company is in its 91st year of operation with a long history of profitability. We operate on 5 continents, in 15 countries, with approximately 7,700 employees worldwide.

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

Effective execution of these strategies will assist us in meeting our long-term financial goals of: (1) ROACE of 11 percent to 12 percent; (2) revenue growth of 9 percent to 13 percent; (3) total debt to capital ratio below 40 percent; and (4) gross margins of 18 percent to 20 percent.

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

We continue to benefit from relationships with customers who recognize the value of having us participate directly in product design, development and validation. This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers. In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas. At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices. Many of our technologies are proprietary, difficult to replicate and are patent protected. We hold over 2,300 patents on our technologies and work diligently to protect our intellectual property.

In fiscal 2007, we spent $82 million (representing approximately 35 percent of selling, general and administrative expenses) on our product and technology research and development efforts. During fiscal 2007, we determined that the research and development costs disclosed in prior fiscal years improperly excluded certain costs incurred at three foreign locations. This omission was corrected in the current year and all research and development discussion within Form 10-K has been revised accordingly. Refer to Note 2 of the Notes to Consolidated Financial Statements for additional discussion of this omission.

Strategic Planning and Corporate Development

We employ both a short-term and longer-term (five year) strategic planning process enabling us to continually assess our opportunities, competitive threats, and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities. We continuously look for and take advantage of opportunities to advance our position as a global leader, both by expanding our geographic footprint and by expanding into new end markets - all with a focus on thermal management technologies. For the most part, we generate our ideas for potential acquisitions internally. This process allows us to identify product gaps in the marketplace, develop new products and make additional investments to fill those gaps. An example of our success from this process has been our expansion activities into niche HVAC and refrigeration markets.

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace; therefore, we must manage our business with a disciplined focus on increasing productivity and reducing waste. To support this focus we operate our plants using various continuous improvement tools such as Kaizen, lean manufacturing, Six Sigma and others. We operate with a “small plant” philosophy, enabling greater flexibility to manage our asset base, our capacity, and relationships with employees. We also seek low-cost sourcing when and where appropriate. We are accelerating our efforts in this area as costs for materials and purchased parts rose dramatically in the past 18 months, primarily due to global increases in the metals commodity markets. To counter these rising materials prices, we have entered into contracts with some of our customers which provide for these rising costs to be passed through to them on a lag basis. In addition, in April 2006, we entered into a hedging strategy to mitigate our exposure to changing aluminum prices, which is our largest materials component. We are currently hedging 60 percent of our aluminum needs over the next six months.

We follow a rigorous financial process for investment and returns, enabling increased profitability and cash flows over the long term. We employ a value-based management financial focus, with particular emphasis on working capital improvement and prioritization of capital for investment and disposals - driving past and current improvement in global cash management, debt reduction and access to credit. This focus has given us the flexibility to capitalize on acquisition opportunities, other investments and joint ventures, research and development, stock buy-backs, and dividends. It also helps us identify and take action on underperforming assets in our portfolio, such as our recent announcement of our intention to explore strategic alternatives for the Electronics Cooling business.

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

Consolidated Market Conditions and Trends

We are experiencing unprecedented market conditions that will extend into our 2008 fiscal year. In general, our customers are demanding that we continue to provide our high quality products at a lower price.

At the same time, we are experiencing dramatic increases in the costs of our purchased parts and raw materials - particularly aluminum, copper, and stainless steel (nickel). Raw materials and purchased components represent approximately 60 percent of our cost of goods sold. Approximately 60 percent of base material increases are subject to pass-through to our customers on a lag basis. This lag period can average up to a year, based on the agreements we have with an individual customer, and our customers are pushing back on our attempts to pass these costs on. In addition to our negotiations to pass costs on to our customers, our strategy to mitigate growing cost pressures is to accelerate new product development and geographic expansion into new and existing niche markets. As well, we continue to focus on developing new and expanded proprietary technology that is of more value in the marketplace - such as our early stage development of fuel cell technology for energy, vehicular and other applications.

We executed on our stated goals of geographic and end market diversification with the acquisition of the remaining 50 percent of Modine Brazil, our Brazilian joint venture, in May 2006. Modine Brazil provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive aftermarket for export and for distribution throughout South America. It manufactures a wide array of modules and heat exchanger components for OEMs including radiators, charge air coolers, and oil coolers. The purchase price totaled approximately $17 million, and included a $2 million note payable in 24 months and an agreement to pay an additional $4 million based on certain future performance goals. This acquisition was accretive to our results of operations in fiscal 2007, and it supports the geographic expansion of our business.

Our Response to Current Market Conditions

In response to the unprecedented near-term conditions facing the Company, we implemented several strategies over the year to mitigate the effects these pressures have on our margins and our goals for profitable growth and return targets.

The elements and benefits included:

o
Reduce selling, general and administrative expenses (SG&A). With a goal of reducing annualized SG&A expense, we took several actions this year, including changing our corporate processes to reduce waste and increase speed. We also took several actions to reduce expenses in the U.S. and Korea through early retirement programs. There is more to be done in fiscal 2008, but we accomplished the majority of what we set out to do in this area. This should help improve operating margins when completed.

o
Reposition our global manufacturing footprint. We announced the closure of four plants in higher cost areas of the world and announced plans to invest in four new plants in low cost countries, including expansion in China, Mexico, Hungary and India. While there will be duplicative costs over the next two to three years as the process rolls out, when the process is completed, we will compete for new business from a much improved cost competitive position with increased asset utilization across the platform. This process should benefit the company at both the gross and operating margin level and help us win incremental profitable business. As part of this repositioning process, we also exited the Taiwan operation of the electronics cooling business during fiscal 2007 which was an extremely competitive market with relatively low margins. The decision to exit this business supports our repositioning plan toward improved operating margins as this business has historically generated operating losses.

o
Purchase and source from low cost countries. Early in fiscal 2007 Modine sourced only 10 percent of its materials, parts and equipment from low-cost countries. We now have the leadership and strategy in place to source up to 20 percent of our needs from lower cost areas in 2008, increasing to over 40 percent in several years. This is a critical element to the plan, as it’s designed to improve our variable cost position over time.

o	Increased focus on technology development. We announced several new technology developments and partnerships this year including:

o
A new idle-off system for heavy trucks which ensures comfort for resting drivers without requiring the engine to idle. Powered by a fuel cell auxiliary power unit, the system uses CO2 air conditioning and heating systems;

o	A partnership with Bloom Energy through which we provide components for their stand-alone fuel-cell power generation modules; and

o	A second Advanced Steam Methane Reformer unit was installed in the U.S., built in collaboration with Chevron Technology Ventures, LLC and BASF Catalysts LLC for fuel cell applications.

There are more innovations planned including advanced EGR and waste heat recovery technologies.

o
Global vehicular product-focus. For many years, we have been internally organized by geographic region. This has served us well, but as our customers grow globally, it became apparent that supporting our regional organization with one consistent, global product focus is critical to our future success. While we continue to manage the business by geographic region, we are now supporting this regional structure with globally-focused product groups comprised of engineers, marketing, sales and support people to provide consistency in our products across the regions. Our regional vehicular segments of Original Equipment - Americas, Original Equipment - Asia, and Original Equipment - Europe are now supported by the global product groups of Engine Products, Powertrain Cooling Products, and Passenger Thermal Management Products. This enhanced structure helps drive redundant costs out of our organization, and should drive incremental profitable growth.

o
Modine Production System. We also introduced the Modine Production System this year, which standardizes the processes and systems for each of our plants across the globe. We are in the early stages of the process, but we’ve already seen improvements in those plants that have implemented the changes. Not only does this help us better serve our global customer base, but it will benefit our variable cost position, by creating more manufacturing capacity with less capital investment.

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

As a result of this merger and the elimination of the former Distributed Products segment, as well as recent organizational changes in regional vice president responsibilities, Modine expanded its operating segments during fiscal 2006 from the three segments previously reported to five reportable segments, as follows: Original Equipment - Americas, Original Equipment - Asia, Original Equipment - Europe, Commercial HVAC&R and Other. We believe the expanded reporting segment structure reinforces the benefits of market, customer and geographic diversification and product breadth around our core business and technology platform in thermal management. Each of these segments is managed at the regional vice president level and has separate financial results reviewed by our chief operating decision makers. These results are used in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses.

Original Equipment - Americas (43 percent of fiscal 2007 revenues)

Our Original Equipment - Americas segment includes products and technologies that are found on vehicles made by commercial vehicle original equipment manufacturers (“OEMs”), including Class 3-8 trucks, school buses, transit buses, motor home and motor coaches. It also serves the North and South American automotive, heavy duty, and industrial markets, including agricultural, construction and industrial markets; i.e. lift trucks, compressors and power generation.

A factor with a significant impact on fiscal 2007 and anticipated 2008 fiscal year results is the 2006 pre-build of U.S. trucks in anticipation of higher emission standards required for diesel engine vehicles built after January 1, 2007. This presents both risks and opportunities. While we experienced significant growth in truck volumes prior to January 1, 2007, the volume of trucks that will be built in the U.S. will fall in calendar 2007, as customers ordered more vehicles in anticipation of the change (the components added to new vehicles increase the vehicle’s cost and reduce its engine efficiency.) This anticipated volume decline had an impact on our consolidated results in the fourth quarter of fiscal 2007 and will impact fiscal 2008. The change in emissions standards also provides an opportunity for us, as more of our components are required on each vehicle to meet the new standards, thus our content per vehicle is increasing. Additionally, we have increased our share in this market as a result of new business wins.

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

A positive trend in our North American and South American heavy duty and industrial businesses is increased emission standards for agricultural and construction equipment - driving increased demand for our components such as EGR coolers.

The overall strategy for this business segment includes several components. First, our strategy is to reposition the segment, including reassessing our manufacturing footprint, improving sourcing of raw materials and purchased parts, and other programs intended to increase efficiency and right-size capacity. During fiscal 2007, we announced the closure of four manufacturing facilities within this segment and acquired the remaining 50 percent of Modine Brazil which we did not already own. In addition, construction is currently underway for our new facility in Nuevo Laredo, Mexico, which should be completed during late fiscal 2008. Second, we are focused on reducing lead times to bring new products to market and offering a wider product breadth. Third, we are focused on pursuing only selected new business opportunities - such as in the automotive business - that will enable profitable growth to the company.

Original Equipment - Asia (12 percent of fiscal 2007 revenues)

Our Asian operation is primarily engaged in providing vehicular climate control systems, powertrain cooling systems and engine products to various industrial end markets, with the greatest percentage for commercial light truck applications. These products are sold primarily to Korean OEMs who export a significant portion of Korean-made vehicles to other countries. Our largest customers are Hyundai Motor Company and Kia Motors Corporation. Competitors include The Halla group of Visteon Corporation, Doowon Climate Control Company Ltd., Samsung Electronics, and others.

A significant trend in our Asian business is our customers’ relative emphasis on lower price over better technology, evidenced by significant price reduction demands from Hyundai Motor and Kia Motors, our key customers. On the upside, many parts that we have supplied as separate components are becoming part of a module, which increases the amount of our content on an engine. Our strategy and focus in this business is to control and reduce costs, secure new business, further diversify our product offering and customer base, and focus on building manufacturing capabilities in China and India to serve the region in a more cost competitive manner. Construction is currently underway on our new manufacturing facilities in Changzhou, China and Chennai, India. Both facilities should be ready for production in late fiscal 2008.

Original Equipment - Europe (33 percent of fiscal 2007 revenues)

Our European operation is primarily engaged in providing powertrain and engine cooling systems as well as vehicular climate control components to various industrial end markets, including automotive, heavy duty and industrial, commercial vehicle, bus and off-highway OEMs. These systems include cooling modules, radiators, charge air coolers, oil cooling products, heavy duty exhaust gas recycling products, retarder and transmission cooling components, and HVAC condensers. Competitors include Behr GmbH & Co. K.G., Valeo, Denso Corporation, AKG, and a variety of other companies.

The business experienced strong growth with its medium truck customers and construction machinery customers. Going forward, we expect to see a further consolidation of the customer base as well as a continuously developing emission legislation that will cause the need for more cooling products and other new products and systems.

Trends affecting our European automotive business include significant price-down demands from our European-based customers, price competition from low-cost country manufacturing locations, and material cost increases for aluminum, stainless steel and energy which have not been offset entirely by pass-through agreements with our customers. At the same time customer service expectations have increased.

To offset these difficult market conditions in the short term, we continue our focus on various lean manufacturing initiatives, low-cost country sourcing and a critical review of all SG&A related activities. For mid- and long-term improvement we have recently initiated a program to assess our manufacturing footprint, with the announcement of adding capacity in Hungary, where we already have one plant. We believe there is an opportunity to be more cost competitive and grow our business at a higher rate if we expand our operations in lower-cost geographic areas. In addition we expect our European business to benefit from the output of our technology initiatives, which will contribute to establishing technological differentiation in the market place and thus provide leverage for new customer agreements.

The continued profitability of this business is dependent upon a further strengthening of our high technology and automated manufacturing environment, and therefore a lower manufacturing cost base. In the interim, management is focused on process improvement in all areas and the implementation of favorable longer-term customer agreements.

Commercial Heating, Ventilating and Air Conditioning Equipment, and Refrigeration (HVAC&R) (10 percent of fiscal 2007 revenues)

Our Commercial HVAC&R business provides a variety of niche products in North America, Europe, Asia and South Africa that are used by engineers, contractors and building owners in applications such as warehouses, repair garages, greenhouses, residential garages, schools, computer rooms, manufacturing facilities, banks, pharmaceutical companies, stadiums and retail stores. We manufacture coils (copper tube aluminum fin coils and all aluminum microchannel coils) for heating, refrigeration, air conditioning and vehicular applications. We also manufacture heating products for commercial applications, including gas, electric, oil and hydronic unit heaters, high and low intensity infrared and large roof mounted direct and indirect fired makeup air units. Our cooling products for commercial applications include single packaged vertical units and vertical unit ventilators used in school room applications, computer room air conditioning units, air and water cooled chillers and roof top cooling units used in a variety of commercial building applications.

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

Other (2 percent of fiscal 2007 revenues)

The Other segment is partially comprised of our fuel cell business. This business is a developmental stage enterprise supporting the highly complex thermal management needs of fuel cell systems. These fuel cell systems are used in stationary power applications, vehicle engine applications, and hydrogen fuel processing.

As macro economic trends have shifted causing increased development of alternatives to oil-based fuel, we have intensified our activity in this business. During fiscal 2007 we worked with our partner, Bloom Energy, to provide components for their early stage prototype stationery power units that should be commercially available in the next several years. We view stationery power units as a potentially significant long term growth driver for the company due to increased global demand for fuel cell technology, driven by demand for a sustainable, environmentally sound and independent means of power. We are not aware of any competitor of ours that has the same level of focus on this market.

This segment also includes our electronics cooling business which develops and manufactures custom thermal management solutions for the electronics market worldwide. On May 1, 2007, we announced our intention to explore strategic alternatives for this business. The business includes facilities located in North America and the United Kingdom. We offer customers global design and manufacturing support. Our broad product offering includes heat pipes (round, flat/bent, and vapor chambers), heat pipe assemblies (embedded and remote), heat sinks, cold plates, heat exchangers (liquid-to-air and air-to-air), liquid cooling systems, and advanced technologies such as loop heat pipes. We serve a diversified set of markets and industries that include high performance computing (server/storage/embedded), communications, power, military/aerospace, medical, automotive, and transportation. The markets we serve are expected to grow at a mid-single digit compounded annual growth rate. These trends are favorable because the thermal requirements of the end product continue to drive greater demand for heat pipes, heat pipe assemblies, and other advanced solutions.

Outlook

The challenging market factors that existed during fiscal 2007 are anticipated to continue to significantly impact the business into fiscal 2008, including ongoing raw material cost increases, as well as continued pressure from vehicular customers for product price reductions. Fiscal 2008 will be positively impacted by a strong line-up of new business programs, the volume benefit from a new truck customer in the U.S., and the accretive acquisitions of Modine Brazil in May 2006 and Airedale in May 2005. These positive factors will be partially offset by lower truck build rates in the U.S. subsequent to the January 1, 2007 emissions standards change. We also anticipate continued challenges through aggressive competition, a potentially softer Korean economy, and reduced volumes for certain automotive vehicle platforms.

Based on the factors noted above, we are projecting fiscal 2008 sales to decrease from fiscal 2007 to a range of $1.65 billion to $1.70 billion. However, we are expecting gross margins to improve from 16.0 percent in fiscal 2007 to a range of 16.1 percent to 16.5 percent in fiscal 2008, and operating margin to improve from 2.3 percent in fiscal 2007 to a range of 2.8 percent to 3.6 percent in fiscal 2008. These improvements are driven by the expected realization of benefits related to our repositioning plan to reduce costs and increase efficiencies in our business. With the expected decline in revenues, offset by the anticipated improvements in gross margin and operating margin, we are projecting a similar to improved level of pre-tax results in fiscal 2008 in a range of $36 million to $50 million. We should also experience an increased tax rate from a tax benefit of 7.6 percent in fiscal 2007 to a tax provision in a range of 25 percent to 29 percent in fiscal 2008 due to the absence of tax benefits like those realized in fiscal 2007 (Brazil net operating loss, worthless stock deduction, and R&D credit). Based on the above factors, we expect fiscal 2008 earnings from continuing operations to fall within a range of $0.80 to $1.20 per fully diluted share. As we move to bring several new plants online, our capital expenditures should increase to a range of $85 million to $105 million. We also expect depreciation to increase to a range of $75 million to $80 million.

In fiscal 2008 and beyond, we intend to remain focused on our strategies of developing new products and technologies, expanding into new markets and geographies and reducing our costs. These strategies and actions will make us a more cost competitive, innovative and efficient technology provider to our current and future customers. We will continue our repositioning efforts with a goal of making the Company more efficient. We are implementing programs to change our manufacturing footprint, reduce our fixed and variable cost structure and standardize our manufacturing processes and global product offering.

Consolidated Results of Operations - Continuing Operations

Fiscal 2007 revenues were a record $1.8 billion, representing an increase of $128 million, or 8 percent, from fiscal 2006. The growth in revenues was primarily related to acquired revenues from the May 2006 Modine Brazil acquisition. In addition to acquired revenues, the fiscal 2007 growth in revenues was driven by strength in global truck and off-highway markets. Earnings from continuing operations decreased to $42 million in fiscal 2007 from $61 million in fiscal 2006. The increase in revenues was primarily offset by higher commodity prices, additional customer pricing pressures and increased selling, general and administrative (“SG&A”) expenses including repositioning and restructuring charges. Partially offsetting these increased costs was a decrease in the effective income tax rate based on favorable tax planning strategies completed during the year.

In September 2006, we elected early adoption of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This literature provides guidance on how to quantify the effects of prior year misstatements. When we made this election, four misstatements existed that were immaterial individually and in the aggregate to all fiscal years prior to fiscal 2007. Accordingly, we elected to record the effects of applying SAB No. 108 using the cumulative effect transition method, which resulted in a $1.8 million adjustment to beginning retained earnings at April 1, 2006 to correct these errors. Refer to Note 1 of the Notes to Consolidated Financial Statements for additional discussion of the adoption of SAB No. 108.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2007, 2006 and 2005:

Years ended March 31	2007			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$1,757	100.0%		$1,629	100.0%		$1,342	100.0%
Cost of sales		1,476	84.0%		1,319	81.0%		1,063	79.2%
Gross profit		282	16.0%		310	19.0%		279	20.8%
Selling, general and administrative expenses and restructuring charges		242	13.8%		220	13.5%		184	13.7%
Income from operations		40	2.3%		90	5.5%		95	7.1%
Interest expense		(10)	-0.6%		(7)	-0.4%		(6)	-0.4%
Other income - net		9	0.5%		8	0.5%		9	0.7%
Earnings from continuing operations before income taxes		39	2.2%		91	5.6%		98	7.3%
(Benefit from) provision for income taxes		(3)	-0.2%		30	1.8%		36	2.7%
Earnings from continuing operations		$42	2.4%		$61	3.7%		$62	4.6%

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006:

Net sales increased $128 million, or 8 percent, to $1.8 billion in fiscal 2007 from $1.6 billion in fiscal 2006. The increase in revenues was driven by $77 million of acquired revenues related to the May 2006 acquisition of Modine Brazil, $36 million related to favorable impact of changing foreign currency exchange rates and $15 million of organic growth. Organic revenues were driven by strength in truck and heavy-duty and industrial markets. Strong sales in the European automotive, North American truck and global heavy duty markets were offset by moderate declines in the North American automotive market, based on continued softness experienced in the market and overall price down pressures reducing sales prices per unit.

Gross profit decreased $28 million, or 9 percent, to $282 million in fiscal 2007 from $310 million in fiscal 2006. The decrease in gross profit is primarily driven by higher global commodity pricing and customer price decreases experienced during the fiscal year. Gross margin decreased 300 basis points to 16 percent in fiscal 2007 from 19 percent in fiscal 2006. The primary contributing factor to the decline in gross margin has been the steady increase in raw material prices experienced which started during the third and fourth quarter of fiscal 2006 and continued through fiscal 2007. The most significant commodities used in our manufacturing process are aluminum, copper and nickel. Aluminum prices increased 27 percent on average from fiscal 2006 to fiscal 2007, and copper prices increased 67 percent on average from fiscal 2006 to fiscal 2007. Nickel has experienced a 112 percent increase on average from fiscal 2006 to fiscal 2007 which resulted in considerably more cost to the Company. We have agreements with certain customers to pass-through these higher commodity prices to them in our sales price; however, these pass-through agreements can lag up to one year behind the actual price increases, or may not provide us the ability to recover the entire material price increase. These commodity price increases were the primary factor contributing to the decrease in gross margin, as the material component of cost of sales increased from 49 percent of net sales in fiscal 2006 to 53 percent of net sales in fiscal 2007. In addition, repositioning costs of $6 million were recorded in gross profit during the fiscal year, as the Company continues to reposition its manufacturing footprint.

SG&A expenses and restructuring charges increased $22 million, or 10 percent, to $242 million in fiscal 2007 from $220 million in fiscal 2006. Approximately $11 million of the increase in SG&A was related to the acquisition of Modine Brazil in May 2006. The remaining increase in SG&A was primarily driven by $7 million of repositioning costs recorded during fiscal 2007. The decrease in gross profit combined with the increase in SG&A expenses contributed to the $50 million decrease in operating income from $90 million in fiscal 2006 to $40 million in fiscal 2007.

Interest expense increased $3 million from fiscal 2006 to fiscal 2007 related to an increase in outstanding debt during the year, partially offset by a reduction in the effective interest rate achieved in conjunction with refinancing activities completed during the fiscal year. Borrowings increased during fiscal 2007 to finance the Modine Brazil acquisition of $11 million and the share repurchase program of $13 million.

Other income increased $1 million from fiscal 2006 to fiscal 2007. This increase is primarily due to a purchase price settlement of $3 million received during fiscal 2007 relating to the fiscal 2005 acquisition of WiniaMando’s Automotive Climate Control Division. This is partially offset by the reduction in equity earnings of non-consolidated joint ventures due to the May 2006 acquisition of the remaining 50 percent of Modine Brazil.

The provision for income taxes decreased $33 million, or 110 percent, to a benefit of $3 million in fiscal 2007 from a provision of $30 million in fiscal 2006. In addition, the effective income tax rate decreased to a benefit of 7.6 percent in fiscal 2007 from a provision of 32.9 percent in fiscal 2006. The decrease in the effective income tax rate was related to a $4.1 million benefit from net operating losses in Brazil that were previously unavailable prior to the acquisition of Modine Brazil, a $8.0 million benefit from the determination that our investment in the Taiwan business had become worthless and a tax benefit of $2.5 million from a research and development tax credit which was extended. The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the Brazil net operating loss benefit, worthless stock benefit and research and development credit discussed above, as well as the impact of various state and foreign income taxes.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005:

Net sales increased $287 million, or 21 percent, to $1.6 billion in fiscal 2006 from $1.3 billion in fiscal 2005. The increase in revenues was driven by acquisitions as well as growth in organic revenues. Acquired revenues included $57 million related to the May 2005 acquisition of Airedale, $59 million related to the March 2005 Modine Jackson acquisition, and $95 million related to the July 2004 acquisition of Modine Korea. Organic revenues increased $75 million, driven by strength in truck and heavy-duty and industrial markets. Revenues in worldwide heavy-duty and industrial markets increased $45 million, as construction and agricultural market demand continued to remain strong during fiscal 2006. Revenues in U.S. truck markets increased $22 million, related to strong volumes and pre-buy activity in anticipation of higher U.S. emissions standards implemented on January 1, 2007. Automotive volumes remained relatively consistent year-over-year, as slight growth in European markets was offset by moderate declines in U.S. markets, based on continued softness experienced in these markets and price down pressures reducing sales prices per unit. Organic Commercial HVAC&R revenues increased modestly, driven by strong coil and condenser sales, especially within the southeastern portion of the U.S.

Gross profit increased $31 million, or 11 percent, to $310 million in fiscal 2006 from $279 million in fiscal 2005. The increase in gross profit is primarily driven by the growth in sales volume during fiscal 2006, partially offset by material price increases. Despite the increase in gross profit, gross margin decreased 180 basis points to 19 percent in fiscal 2006 from 21 percent in fiscal 2005. The primary contributing factor to the decline in gross margin has been the steady increase in raw material prices experienced during fiscal 2006, especially during the third and fourth quarters. The most significant commodities used in our manufacturing process are aluminum and copper, with aluminum prices increasing 10 percent on average from fiscal 2005 to fiscal 2006, and copper prices increasing 34 percent on average from fiscal 2005 to fiscal 2006. We have agreements with certain customers to pass-through these higher commodity prices to them in our sales price; however, these pass-through agreements can lag up to one year behind the actual price increases, or may not provide us the ability to recover the entire material price increase. These commodity price increases were the primary factor contributing to the decrease in gross margin, as the material component of cost of sales increased from 47 percent of net sales in fiscal 2005 to 49 percent of net sales in fiscal 2006. In addition, the decline in gross margin is related to a $3.6 million property, plant and equipment impairment charge recorded during fiscal 2006 within the Taiwan operation of the electronics cooling business, and a $1.7 million charge related to an early retirement program initiated in our Korean operation during fiscal 2006.

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

Interest expense increased $1 million from fiscal 2005 to fiscal 2006, related to an increase in outstanding debt during the year, partially offset by a reduction in the effective interest rate achieved in conjunction with refinancing activities completed during the fiscal year. Borrowings increased during fiscal 2006 to finance the Airedale acquisition ($38 million) and the share repurchase program ($81 million).

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

Discontinued Operations

On July 22, 2005, the Company completed the spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun off business into Transpro. The Aftermarket business, which was a part of the former Distributed Products segment, has been presented as a discontinued operation in the consolidated financial statements. In fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53.5 million, representing the difference between the value Modine shareholders received in the new company of $51.3 million, a function of the stock price of Transpro at the closing, and the $101.4 million in asset carrying value of Modine’s Aftermarket business; and $3.4 million of foreign currency translation loss recognized at the date of the transaction. The net assets spun off in the transaction were primarily comprised of inventory, accounts receivable and property, plant and equipment. As a result of the discontinued operations presentation, the net earnings (loss) related to the discontinued operations of $351,000 and ($24,000) for fiscal years 2006 and 2005, respectively, has been separately presented in the consolidated statements of earnings as a component of earnings (loss) from discontinued operations (net of income taxes).

Segment Results of Operations

Original Equipment – Americas

Years ended March 31	2007				2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$743	100.0%		$682	100.0%		$590	100.0%
Cost of sales		639	86.0%		559	82.0%		471	79.8%
Gross profit		104	14.0%		123	18.0%		119	20.2%
Selling, general and administrative expenses and restructuring charges		50	6.7%		41	6.0%		35	5.9%
Income from operations		$54	7.3%		$82	12.0%		$84	14.3%

Net sales within the Original Equipment - Americas segment increased $92 million, or 16 percent, from fiscal 2005 to fiscal 2006, and increased $61 million, or 9 percent, from fiscal 2006 to fiscal 2007. Continued sales growth experienced in truck and heavy duty and industrial markets over the years presented contributed to this growth. These strong volumes are attributable to strength in the truck, agriculture and construction markets, as well as high pre-buy activity in anticipation of the January 1, 2007 emission regulations primarily within the truck market. In addition, the March 2005 Modine Jackson acquisition contributed $59 million toward the fiscal 2006 growth in net sales, and the May 2006 Modine Brazil acquisition contributed $77 million toward the fiscal 2007 growth in sales. These increased volumes were partially offset in fiscal 2006 and more than offset in fiscal 2007 by reduced sales in the automotive market, as several automakers have gone through inventory corrections, in part triggered by higher gas prices and a consumer shift from light trucks and full SUV’s to cars and small SUV’s.

Gross margin decreased from 20.2 percent in fiscal 2005, to 18.0 percent in fiscal 2006, and decreased further to 14.0 percent in fiscal 2007. This deterioration in gross margin has been driven by the increasing raw material costs over the years presented, as well as continued pricing pressures placed on us by the OEMs in these markets. In order to minimize these trends, the Company is pursuing a number of action items, including review of foreign suppliers and low-cost sourcing of purchases, hedging strategies for commodity prices, and review of our pass-through agreements with our customers. SG&A expenses have held relatively consistent as a percentage of sales within this segment from fiscal 2005 to fiscal 2006. The increase in SG&A expenses as a percentage of sales from fiscal 2006 to fiscal 2007 is primarily related to $2 million of restructuring costs incurred, primarily from employee severance, in conjunction with announced plant closures in this segment during fiscal 2007. Income from operations decreased $2 million and $28 million in fiscal 2006 and fiscal 2007, respectively, primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures.

Original Equipment – Asia

Years ended March 31		2007			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$219	100.0%		$207	100.0%		$116	100.0%
Cost of sales		201	91.8%		188	90.8%		104	89.7%
Gross profit		18	8.2%		19	9.2%		12	10.3%
Selling, general and administrative expenses		19	8.7%		20	9.7%		10	8.6%
(Loss) income from operations		$(1)	-0.5%		$(1)	-0.5%		$2	1.7%

Modine Korea was acquired by the Company in July 2004, with seven months of results included in fiscal 2005. Modine Korea’s sales were positively impacted by exchange rate changes of $7.9 million and $14.6 million during fiscal 2006 and fiscal 2007, respectively, but remained relatively consistent on a local currency basis. This increase in fiscal 2007 was partially offset by a decrease in sales volumes as a result of general softness experienced in the Korean economy early in fiscal 2007 coupled with a strike at a customer facility.

Gross margin has decreased from 10.3 percent in fiscal 2005, to 9.2 percent in fiscal 2006, to 8.2 percent in fiscal 2007. Weak sales volumes resulting from the strike at a customer facility, as well as customer pricing pressures, are the primary factors driving this decrease. SG&A expenses were relatively consistent as a percentage of sales for fiscal 2005 and fiscal 2007. The increase to 9.7 percent in fiscal 2006 is related to an early retirement program which resulted in a $2.5 million charge recorded during the year. This early retirement charge contributed to the reduction in income from operations from fiscal 2005 to fiscal 2006. Loss from operations is consistent from fiscal 2006 to fiscal 2007 primarily due to the customer pricing pressures and strike activity discussed above.

Original Equipment – Europe

Years ended March 31		2007			2006		2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$589	100.0%		$539	100.0%		$496	100.0%
Cost of sales		477	81.0%		417	77.4%		384	77.4%
Gross profit		112	19.0%		122	22.6%		112	22.6%
Selling, general and administrative expenses		50	8.5%		50	9.3%		50	10.1%
Income from operations		$62	10.5%		$72	13.4%		$62	12.5%

Net sales within the Original Equipment - Europe segment increased $43 million, or 9 percent, from fiscal 2005 to fiscal 2006 primarily from growth in the heavy-duty and automotive markets. This growth was negatively impacted by exchange rate changes of $10 million during fiscal 2006. During fiscal 2007, the $50 million, or 9 percent increase in net sales was primarily driven by growth in the heavy-duty market, which continued to show strength similar to the prior year. Automotive sales increased in fiscal 2007, but at a much slower pace than that experienced in the prior year. The European automotive market is showing signs of increased competitive pressures and price down pressures from customers, which contributed to the slowing growth in these markets during fiscal 2007. Exchange rate changes of $21.2 million had a positive impact on net sales in fiscal 2007.

Gross profit increased correspondingly to the increase in net sales from fiscal 2005 to fiscal 2006, but declined from fiscal 2006 to fiscal 2007. Gross margin held consistent at 22.6 percent in fiscal 2005 and 2006 and decreased to 19.0 percent in fiscal 2007. This reduced gross profit and margin in fiscal 2007 is related to the high commodity prices and certain warranty issues experienced during fiscal 2007, as well as customer pricing pressures by the OEM’s. These pricing pressures started during fiscal 2006 and accelerated in fiscal 2007. The gross margin decrease was partially offset by operating efficiencies that focused on plant performance and cost reductions. SG&A expenses were consistent over the past three years on a larger sales base, resulting in a reduction in SG&A expenses as a percentage of sales within this segment. This improvement in SG&A expenses as a percentage of sales is the result of on going reduction efforts.

Commercial HVAC&R

Years ended March 31	2007				2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$179	100.0%		$171	100.0%		$103	100.0%
Cost of sales		140	78.2%		127	74.3%		74	71.8%
Gross profit		39	21.8%		44	25.7%		29	28.2%
Selling, general and administrative expenses		31	17.3%		29	17.0%		16	15.5%
Income from operations		$8	4.5%		$15	8.7%		$13	12.7%

Net sales within the Commercial HVAC&R segment increased $68 million, or 66 percent, from fiscal 2005 to fiscal 2006, and increased $8 million, or 5 percent, from fiscal 2006 to fiscal 2007. The majority of the fiscal 2006 increase was related to the Airedale acquisition that contributed $57 million of incremental sales. In addition, strong coil and condenser sales, especially in southeastern portions of the U.S. related to Hurricane Katrina, also contributed to the fiscal 2006 increase in net sales. The fiscal 2007 increase in net sales is primarily related to growing air conditioning sales in the U.S. as the Airedale product was further expanded into this market during fiscal 2007.

Gross margin decreased over the past few years from 28.2 percent in fiscal 2005, to 21.8 percent in fiscal 2007. Lower gross margin earned in the newly acquired Airedale operations was the primary factor leading to the decline in the gross margin from fiscal 2005 to fiscal 2006. The decrease from fiscal 2006 to fiscal 2007 is primarily due to the changing mix of products within this segment toward lower margin air conditioning products. Modest commodity pricing pressures for certain component products have also contributed to the reduction in gross margin over the past two years. SG&A expenses increased $13 million from fiscal 2005 to fiscal 2006, primarily driven by incremental SG&A expenditures absorbed in the Airedale acquisition. The slight increase in SG&A in fiscal 2007 is related to integration inefficiencies, as the U.S. Airedale business was transferred into the existing North American facilities during the year. SG&A expenses are relatively consistent in fiscal 2006 and fiscal 2007 as a percentage of sales.

Other

Years ended March 31		2007			2006			2005
(dollars in millions)	$	's	% of sales	$	's	% of sales	$	's	% of sales

Net sales		$40	100.0%		$35	100.0%		$38	100.0%
Cost of sales		38	95.0%		37	105.7%		35	92.1%
Gross profit (loss)		2	5.0%		(2)	-5.7%		3	7.9%
Selling, general and administrative expenses		10	25.0%		13	37.1%		14	36.8%
Loss from operations		$(8)	-20.0%		$(15)	-42.8%		$(11)	-28.9%

The Other segment is comprised of the Electronics Cooling business and the Fuel Cell business. The reduction in sales, gross profit and income from operations from fiscal 2005 to fiscal 2006 was primarily driven by weaknesses experienced in the electronics cooling market. The North American and United Kingdom electronics cooling markets experienced stronger sales in fiscal 2007 which contributed to the increase of $5 million, or 14 percent, in net sales. In addition, our fuel cell business increased the development and delivery of prototype fuel cell heat exchange products. During fiscal 2006, an impairment charge of $3.6 million was recorded within this segment related to the Taiwan operation of the electronics cooling business given the operating losses and market pressures impacting this business. The Taiwan facility was closed during fiscal 2007 with operations ceasing in July 2006. The $2.5 million of costs incurred related to the Taiwan closure were largely offset by the positive impact of closing the Taiwan facility, as this business has historically operated with losses. On May 1, 2007, we announced that we will explore strategic alternatives for our Electronics Cooling business. This review could result in several scenarios, including the sale of the business at a price and on terms that would represent a better value for Modine’s shareholders than having the business continue to operate as a Modine subsidiary.

Liquidity and Capital Resources

The primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad. The Company expects to meet its future operating, capital expenditure and strategic acquisition costs primarily through these sources.

For the seventh consecutive year, cash flows from operating activities exceeded $100 million. As a result, the Company ended the fiscal year with a solid balance sheet and financial position, providing the Company with the ability to fund various key programs and pursue growth opportunities while addressing challenging market conditions. The Company expects cash flows to remain strong in fiscal 2008 while continuing to improve asset utilization. Working capital, which continues to be a key management focus, stood at $148.9 million at the end of fiscal 2007, higher than the $117.2 million one year ago, primarily due to working capital needs with the growing business volumes as well as incremental working capital acquired in the Modine Brazil acquisition. Compared with the prior year, days sales outstanding increased two days to 53 days. Inventory turns decreased from 15.4 to 12.8, primarily due to the impact of the Modine Brazil acquisition.

Cash decreased $9.6 million to $21.2 million at fiscal 2007 year end. The ratio of Modine’s total debt to capital was 26.7 percent at the end of fiscal 2007 compared to 23.8 percent at the end of fiscal 2006. Total debt increased $21.5 million to $179.3 million, due in large part to the $11.1 million Modine Brazil acquisition and the $14.5 million the Company spent on repurchasing its stock, which is comprised of $13.3 million acquired through stock repurchase programs and $1.2 million of treasury stock acquisitions. Other key programs funded during the fiscal year were dividends totaling $22.6 million and capital expenditures of $82.8 million. These programs were financed by a drawdown of surplus cash and the use of existing lines of credit.

Worldwide, Modine had approximately $229.5 million in unused lines of credit at March 31, 2007, compared with $194.4 million at March 31, 2006. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available to $304.5 million in fiscal 2007.

On December 7, 2006, the Company issued $50.0 million of 5.68 percent Series A Senior notes due in 2017 and $25.0 million of 5.68 percent Series B Senior notes due in 2018. The proceeds from the notes are being used for general corporate purposes, including repayment of borrowings on existing domestic credit lines. For further details, see Note 17 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)	March 31, 2007
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt (including interest)	$263,092	$12,656	$41,724	$16,462	$192,250
Operating lease obligations	19,397	4,510	5,614	3,754	5,519
Capital expenditure commitments	30,594	29,797	797	-	-
Other long-term obligations	5,002	55	129	110	4,708
Total contractual obligations	$318,085	$47,018	$48,264	$20,326	$202,477

The capital expenditure commitments are primarily comprised of tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2007 was $102.4 million, down $27.0 million from the prior year of $129.4 million. Major changes in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities were a $36.3 million decrease in accounts payable due to timing of payments, a $17.8 million reduction in income taxes, a $15.7 million decrease in cash due to other current assets, and a $4.5 million year-over-year reduction to cash from an increase in inventories to support the growing business volumes. These decreases were partially offset by favorable changes including a $57.8 million increase in cash from accounts receivable due to better collection efforts and a $6.9 million increase in accrued expenses and other current liabilities.

Net cash provided by operating activities in fiscal 2006 was $129.4 million, down $24.8 million from the prior year of $154.2 million. Major changes in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities were a $23.2 million decrease in cash from accounts receivable, a reflection of increased sales, and a $31.7 million increase in accounts payable which grew in response to working capital initiatives and the timing of payments. Other decreases include a $7.7 million year-over-year reduction to cash from a change in inventories, a $5.5 million decrease due to accrued compensation and employee benefits, a $7.2 million reduction due to a change in income taxes, a $9.1 million reduction due to accrued expenses and other current liabilities and a $3.3 million decline from other non-current assets and liabilities. A favorable change in other current assets impacted cash flow by $2.4 million.

Capital Expenditures

Capital expenditures were $82.8 million for fiscal 2007, which were $2.9 million higher than the prior year. The primary spending occurred in the Original Equipment - Americas segment which totaled $28.8 million, the Original Equipment - Europe segment which totaled $22.1 million, the Original Equipment - Asia segment which totaled $8.7 million and Corporate which accounted for $15.1 million in capital spending. The increase in capital expenditures primarily relates to tooling and equipment purchases in conjunction with new global program launches of new truck programs in North America which incorporates the new emission restrictions subsequent to the January 1, 2007 change.

Capital expenditures were $79.9 million for fiscal 2006, which were $11.3 million higher than the prior year. The primary spending occurred in the Original Equipment - Americas segment which recorded $19.9 million in additions, the European segment which totaled $28.1 million and Corporate which accounted for $18.3 million in capital spending. Spending on truck programs in North America and Europe, together with spending on programs for BMW in Europe and Commercial HVAC&R’s PF2 programs in North America, accounted for some of the more significant equipment and tooling expenditures. The implementation of new manufacturing and financial systems in North America also contributed to the growth in expenditures in the current year.

Capital expenditures for fiscal 2005 were $68.6 million, $4.0 million lower than the prior year. Significant capital spending items included $4.3 million of spending in Wackersdorf and Pliezhausen, Germany to supply BMW programs; $1.4 million of carryover expenses from fiscal 2004's European wind tunnel project; and new machinery, equipment and tooling for new and existing truck products and customers such as the International Truck and Engine EGR and 2007 charge air cooler redesign projects, as well as the new Deere EGR program, and Commercial HVAC&R’s PF2 program. North American additions were $28.3 million, European additions totaled $35.1 million, and Asian additions were $5.2 million.

Acquisitions and Investments in Affiliates

Modine spent $11.1 million, net of cash acquired, on the acquisition of Modine Brazil in May of fiscal 2007. Modine spent $38.0 million, net of cash acquired, on the acquisition of Airedale in May of fiscal 2006. During fiscal 2005, Modine spent $102.2 million on acquisitions, including $16.6 million on the purchase of a 100 percent interest in Transpro’s heavy-duty original equipment facility in Jackson, Mississippi, and $85.6 million on a three-tiered acquisition of WiniaMando’s Korea- and China-based operations. The acquisition of the WiniaMando operations resulted in two wholly owned facilities in Asan City, South Korea and Shanghai, China, as well as a 50 percent interest in a joint venture in Hefei, China. Refer to Note 12 of the Notes to Consolidated Financial Statements for further discussion of these acquisitions.

Spin off of Aftermarket Business

During fiscal 2006 the Company completed the spin off of its Aftermarket business as discussed in Note 13 of the Notes to Consolidated Financial Statements. Included in the assets that were spun off was $6.3 million of cash. As part of the spin off, Modine shareholders received $51.3 million of Proliance stock which is shown as non-cash activity in the accompanying consolidated statements of cash flows.

Proceeds from the Disposition of Assets

In fiscal 2007 and fiscal 2006, the Company received proceeds from the disposition of assets of $0.9 million, respectively. These dispositions were spread across operating segments and consisted primarily of dispositions of machinery and equipment of insignificant amounts.

During fiscal 2005, Modine received $2.0 million in proceeds from the disposition of assets, including approximately $0.6 million from the sale of equipment related to the Guaymas, Mexico facility closure, $0.8 million from a customer-specific tooling buyout in the Original Equipment - Americas segment, and $0.6 million from the sale of other equipment.

Changes in Debt: Short- and Long-Term

In fiscal 2007, overall debt increased $21.5 million primarily from new borrowings in North America. Domestically, debt grew by $64.0 million with borrowings of $75.0 million through private placement of notes used to finance the Modine Brazil acquisition and the share repurchase program. Outstanding debt in Europe of 41 million euro ($52.3 million U.S. equivalent) was paid in full during fiscal 2007.

In fiscal 2006, overall debt increased $52.2 million primarily from new borrowings in Europe and North America. Domestically, debt grew by $13.4 million as $75.0 million was borrowed through a private placement of notes while $60.6 million was repaid on a loan that matured in September 2005. The remaining $1.0 million decrease resulted from a repayment under the revolving credit agreement. In Europe, a new 71.0 million euro ($84.2 million U.S. equivalent) loan was taken out in December 2005 with the proceeds being used to purchase a portion of the shares in Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe. At March 31, 2006, 30 million euro ($35.6 million U.S. equivalent) was paid. Short-term loans outstanding of $6.0 represent overdrafts at the Company’s European subsidiaries.

In fiscal 2005, debt decreased $104.8 million, due largely to $24.8 million in repayments of long-term debt by Europe, as well as repayments of $80.0 million on the existing bank revolver. These reductions in long-term debt were offset by a $115.0 million increase, which included $49.0 million to finance the acquisition of the ACC Division of WiniaMando Inc., and $17.0 million to finance the acquisition of Modine Jackson. The remaining $5.0 million was borrowed on the revolver to satisfy working capital requirements. In October 2004, Modine's $150 million multi-currency, revolving credit facility was amended and restated for an extension of five years and an increase to $200 million, with an additional feature that allows another $75 million to be borrowed. In conjunction with the facility's modification, a simultaneous payment and re-borrowing of $44.0 million occurred with no impact on the Company's outstanding debt.

Common Stock and Treasury Stock

In fiscal 2007, the Company continued with two common stock share repurchase programs that were approved by the Board of Directors. Under these programs, the Company repurchased and retired 502,600 shares of the Company’s common stock for $13.3 million for the year ended March 31, 2007. The programs were undertaken to offset dilution created by shares issued for stock option and award plans, as well as to repurchase shares when the Company believes market conditions are favorable. In addition to these repurchases, the Company also repurchased 49,000 common shares for treasury at a cost of $1.3 million. These repurchases were mainly to satisfy tax withholdings requirements for restricted stock awards that vested and stock option exercises. Common stock and treasury stock activity is further detailed in Note 21 of the Notes to Consolidated Financial Statements.

Dividends Paid

Dividends for fiscal 2007, 2006, and 2005 were $22.6 million, $23.9 million, and $21.6 million, respectively. The effective dividend rates paid were 70 cents per share for fiscal 2007 and fiscal 2006 and 63 cents per share for fiscal 2005. On May 16, 2007, the Board of Directors declared a quarterly dividend of 17.5 cents per share payable on June 8, 2007 to shareholders of record on May 25, 2007. The dividend rate remained unchanged from the prior quarter.

Settlement of Derivative Contracts

In fiscal 2007, the Company entered into two forward starting swaps in anticipation of a $75.0 million private placement debt offering that occurred on December 7, 2006. These swaps were settled during fiscal 2007 with a loss of $1.8 million being recorded. This loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the respective eleven and twelve year lives of the debt offerings. At March 31, 2007, $1.8 million of the loss is deferred in accumulated other comprehensive income (loss), net of income taxes of $0.6 million. In fiscal 2007, the Company also entered into future contracts related to forecasted purchases of aluminum and natural gas which were treated as cash flow hedges. Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During fiscal 2007, $0.4 million of income was recorded as a component of earnings related to the settlement of certain futures contracts. At March 31, 2007, $0.5 million of unrealized gains remain deferred in other comprehensive income, and will be realized as a component of cost of sales over the next three months.

In fiscal 2006, the Company entered into a derivative forward contract which was used to mitigate cash flow losses for maturing foreign denominated debt. This contract was settled during fiscal 2006 with a loss of $0.4 million recorded within the consolidated statement of earnings. In fiscal 2006, the Company also entered into a cash flow hedge of a benchmark interest rate in anticipation of a private placement borrowing. This contract was settled during fiscal 2006 with a loss of $1.8 million being recorded. This loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the ten-year life of the private placement borrowing. During fiscal 2007 and 2006, $0.1 million of this loss, respectively, was recognized as interest expense and the remaining loss of $1.5 million is deferred in accumulated other comprehensive income (loss) at March 31, 2007, net of income taxes of $0.6 million.

Research and Development

In fiscal 2007, Modine increased its research and development (R&D) spending by 3.6 percent to $82.5 million from $79.6 million one year ago. Investment in R&D has increased at an average annual rate of approximately 9.5 percent since fiscal 2005. The Company’s R&D efforts have been focused on new products and technologies to respond to market trends due to environmental legislation as well as to enhance energy efficiency and fuel economy. These key market drivers are shaping and influencing our customers’ future thermal management needs. Legislation on NOx and particulate emissions for diesel engines continues to provide market opportunities for Modine through products such as EGR’s. Many new heat exchanger and cooling module platforms have been developed in order to help our customers comply with this legislation. Likewise, concern over global warming is continuing to cause the industry to consider replacing current refrigerants such as R-134a with new, environmentally friendly refrigerants such as CO2. A newly formed HVAC group has grown out of the R&D area. Knowledge developed from R&D activities will be used to develop improved HVAC product platforms, including products to comply with potential anti-idling legislation for heavy duty vehicles. Energy efficiency legislation is also driving opportunities for high performance, lightweight heat exchangers in commercial markets. Modine continues to refine the product development process for all of its markets, including the use of virtual simulation to increase efficiency and reduce time to market with new designs.

Modine ended the year with 2,347 worldwide patents, an increase of 143 patents over the prior year. Modine is focused on the long-term commercialization of our intellectual property and research, and believes that these investments will result in new and next generation products and technologies.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing the financial statements. Application of these policies results in accounting estimates that have the greatest potential for a significant impact on Modine's financial statements. The following discussion of these judgments and estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 1 of the Notes to Consolidated Financial Statements.

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

Contractual commodity price increases may also be included in revenue. Price increases agreed-upon in advance are recognized as revenue when the products are shipped to our customers. In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customer, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected. These provisions are established based on historical experience, current business trends and current economic conditions. At March 31, 2007, we had established $0.4 of provisions for estimated commodity price increases which may ultimately not be collected as the likelihood of collection is uncertain.

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

Impairment of Goodwill

Impairment tests are conducted at least annually unless business events or other factors indicate a need to perform the testing more often. The Company conducts its annual review of goodwill for impairment in the third quarter. The recoverability of goodwill was determined by estimating the future discounted cash flows of the businesses to which the goodwill relates. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate. In determining the estimated future cash flows, current and future levels of income were considered as well as business trends and market conditions. The estimated cash flows assume an improvement in future years. To the extent that future cash flows do not improve, certain portions of our goodwill balance could become impaired.

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

Tooling Costs

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling. These costs are amortized over the program life or three years, whichever is shorter, and recorded in cost of sales in the consolidated statements of earnings. For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company. The reimbursement period may vary by program and customer. No significant arrangements existed during the years ended March 31, 2007 and 2006 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Pensions and Postretirement Benefits Other Than Pensions

The calculation of the expense and liabilities of Modine's pension and postretirement plans are dependent upon various assumptions. The most significant assumptions include the discount rate, rate of compensation increase, long-term expected return on plan assets, and future trends in health care costs. The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods. These differences may impact future pension or postretirement benefit expenses and liabilities. The Company replaced the existing defined benefit pension plan with a defined contribution plan for salaried-paid employees hired on or after January 1, 2004. In addition, the Modine Salaried Employee Pension Plan was modified so that no service performed after March 31, 2006 will be counted when calculating an employee’s years of credited service under the pension plan formula. At the current pension assumption rates, we would expect pension expense to decline steadily going forward. We believe the defined contribution plan will, in general, allow the Company a greater degree of flexibility in managing retirement benefit costs on a long-term basis.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since the domestic plans comprise 100 percent of the Company’s total benefit plan assets and the large majority of the Company’s pension plan expense.

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses covered by the plan assets. The long-term rate of return utilized in fiscal 2006 and fiscal 2007 was 8.50 percent. For fiscal 2008, the Company has assumed a rate of 8.21 percent. The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2008 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of December 31. For fiscal 2008, the Company will use a discount rate of 5.92 percent, reflecting an increase from 5.75 percent in fiscal 2007. The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans. See Note 3 of the Notes to Consolidated Financial Statements for additional information. Changing Modine’s discount rate by 25 basis points would impact the fiscal 2008 domestic pension expense by approximately $0.7 million.

A key determinant in the amount of the postretirement benefit obligation and expense is the health care cost trend rate. The health care trend rate for fiscal year 2007 was 9 percent, and the Company expects this to decline to 8 percent for fiscal 2008. This rate is projected to decline gradually to 5 percent in fiscal year 2011 and remain at that level thereafter. An annual "cap" that was established for most retiree health care and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability. Furthermore, beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date. A one percent increase in the health care trend rate would result in an increase in postretirement expense of approximately $72,000 and an increase in postretirement benefit obligations of approximately $1.1 million. A 25 basis point decrease in the postretirement discount rate would result in an increase in benefit expense of approximately $60,000.

Other Loss Reserves

The Company has a number of other loss exposures, such as environmental and product liability claims, litigation, self-insurance reserves, recoverability of deferred income tax benefits, and accounts receivable loss reserves. Establishing loss reserves for these matters requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability. The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated. See Note 25 of the Notes to Consolidated Financial Statements for additional details of certain contingencies and litigation.

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company is required to adopt FIN 48 on April 1, 2007, and is currently finalizing its assessment of its global tax positions. The Company’s anticipated impact of adopting this standard will result in an increase in long-term liabilities in a range of $2.0 million to $3.0 million, with an offset to beginning retained earnings to reflect the cumulative effect of this change in accounting principle.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115”, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009. Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1 of this report. Other risks and uncertainties disclosed herein include, but are not limited to, the following:

•  Modine’s ability to react to increasing commodities pricing including its ability to pass increasing costs on to customers in a timely manner;

•  Modine’s ability to further cut costs to increase its gross profit margin and to maintain and grow its business with fewer employees;

•  Modine’s ability to maintain its market share when its customers are experience pricing pressures and excess capacity issues;

•  Modine’s ability to increase its gross margin by producing products in low cost countries;

• Maintenance of customer relationships while rationalizing business because Modine must ensure increased revenues are accompanied by increasing margins;

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

•  The effect of the weather on the Commercial HVAC&R business, which directly impacts sales;

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, South Korea, and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the South Korean won and changes between the dollar and the Brazilian real. Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity. The Company's favorable/(unfavorable) currency translation adjustments recorded in fiscal 2007 and fiscal 2006 were $24.3 million and ($19.1 million), respectively. As of March 31, 2007 and 2006, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $74.7 million and $57.3 million, respectively. The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $7.5 million. This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has certain foreign-denominated, long-term debt obligations that are sensitive to foreign currency exchange rates. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates. The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value. As of March 31, 2007 the foreign-denominated, long-term debt matures as follows:

Years ending March 31
Expected Maturity Date
(dollars in thousands)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total

Fixed rate (won)	$149	$203	$194	$216	$239	$1,920	$2,921
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-term inter-company loans that are sensitive to foreign exchange rates. At March 31, 2007, the Company has a 28.9 billion won, ($30.7 million U.S. equivalent), 8-year loan to its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire outstanding amount of this loan. This collar was settled on August 29, 2006 for a loss of $1.1 million. On August 29, 2006, the Company entered into a new zero cost collar to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income - net in the consolidated statement of earnings and acts to offset any currency movement outside of the collar on the outstanding loan receivable. This derivative instrument expires on February 29, 2008. During fiscal 2006, Modine Korea, LLC paid 9.4 billion won ($9.3 million U.S. equivalent) on this intercompany loan and the Company correspondingly adjusted the zero cost collar to reflect these payments. Prior to December 15, 2005, the Company’s wholly owned German subsidiary, Modine Holding GmbH had a 11.1 million euro ($14.7 million U.S. equivalent) on-demand loan from its wholly owned subsidiary, Modine Hungaria Kft. For fiscal 2006, the Company recorded in "other income/(expense)" transaction gains of $0.6 million.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75 million private placement debt offering which occurred on December 7, 2006. These swaps were entered into to eliminate the variability in interest rates prior to locking the fixed interest rate for the private placement offering. On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the swaps were settled at a loss of $1.8 million. The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term obligations included in the previous table). The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The fair value of the debt approximates fair value, with the exception of the $150 million fixed rate notes, which have a fair value of approximately $145.4 million at March 31, 2007. As of March 31, 2007, long-term debt matures as follows:

Years ending March 31
Expected Maturity Date
(dollars in thousands)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total

Fixed rate (won)	$149	$203	$194	$216	$239	$1,920	$2,921
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.30%	-
Variable rate (U.S. dollars)	$3,000	-	$23,000	-	-	-	$26,000
Average interest rate	3.68%	-	5.56%	-	-	-	-

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms. The Company's principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information. After credit is granted the Company actively monitors the customer's financial condition and developing business news. Approximately 52 percent of the trade receivables balance at March 31, 2007 was concentrated in the Company's top 10 customers. Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

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

With respect to international instability, the Company continues to monitor economic conditions in the U.S. and elsewhere. During fiscal 2007 there was an overall weakening of the U.S. dollar. The euro and won strengthened against the dollar by 11 percent and 3 percent, respectively. The Brazilian real remained essentially unchanged in fiscal 2007, but strengthened by 22 percent in fiscal 2006. The Chinese renminbi strengthened almost 4 percent against the U.S. dollar in fiscal 2007 and was rather flat in fiscal 2006. As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like. We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

The upturn in the economy and continued economic growth in China are putting production pressure on certain of the Company's suppliers of raw materials. In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level. The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers. Historically high commodity pricing, which includes aluminum, copper and nickel, is making it increasingly difficult to pass along the full amount of these increases to our customers as our contracts have provided for in the past.

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

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper and aluminum alloy, and natural gas. In fiscal 2007, the Company entered into fixed price contracts to hedge against changes in aluminum and natural gas. In fiscal 2008, the Company is evaluating its other heavily used commodities and expects to adopt hedging strategies, where prudent, for these commodities to assist in protecting the Company from continued gross margin erosion. The Company does maintain agreements with certain OEM customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from OEM customers to abide by these agreements and pay the full amount of the price increases.

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

Commodity Derivatives: During fiscal 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the year ended March 31, 2007, $0.4 million of income was recorded in the consolidated statement of earnings related to the settlement of certain futures contracts. At March 31, 2007, $0.5 million of unrealized gains remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next three months.

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

As of March 31, 2007, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed above under the section entitled “Foreign Currency Risk”. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of March 31, 2007, there were no outstanding euro-denominated borrowings.

Interest rate derivative: As further noted above under the section entitled “Interest Rate Risk”, the Company entered into a two forward starting swaps in anticipation of the $75.0 million private placement debt offering that occurred on December 7, 2006. The forward starting swaps were treated as cash flow hedges of forecasted transactions. On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1.8 million. The $1.8 million loss is reflected as a component of accumulated other comprehensive income (loss), net of income taxes of $0.6 million, and is being amortized to interest expense over the respective eleven and twelve year lives of the debt offerings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended March 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Net sales	$1,757,472	$1,628,900	$1,342,416
Cost of sales	1,475,620	1,319,294	1,062,576
Gross profit	281,852	309,606	279,840
Selling, general, and administrative expenses	237,837	220,090	183,391
Restructuring charges	4,292	-	1,031
Income from operations	39,723	89,516	95,418
Interest expense	(10,163)	(7,247)	(6,329)
Other income – net	9,727	8,271	8,828
Earnings from continuing operations before income taxes	39,287	90,540	97,917
(Benefit from) provision for income taxes	(2,975)	29,788	36,231
Earnings from continuing operations	42,262	60,752	61,686
Earnings (loss) from discontinued operations (net of income taxes)	-	351	(24)
Loss on spin off of discontinued operations	-	(53,462)	-
Cumulative effect of accounting change (net of income taxes)	70	-	-
Net earnings	$42,332	$7,641	$61,662

Earnings per share of common stock – basic:
Continuing operations	$1.32	$1.80	$1.81
Earnings from discontinued operations	-	0.01	-
Loss on spin off of discontinued operations	-	(1.58)	-
Cumulative effect of accounting change	-	-	-
Net earnings – basic	$1.32	$0.23	$1.81

Earnings per share of common stock – diluted:
Continuing operations	$1.31	$1.78	$1.79
Earnings from discontinued operations	-	0.01	-
Loss on spin off of discontinued operations	-	(1.57)	-
Cumulative effect of accounting change	-	-	-
Net earnings – diluted	$1.31	$0.22	$1.79

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006
(In thousands, except per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,227	$30,798
Short term investments	3,001	-
Trade receivables, less allowance for doubtful accounts of $1,679 and $1,511	252,359	254,681
Inventories	111,912	90,227
Deferred income taxes and other current assets	68,358	36,489
Total current assets	456,857	412,195
Noncurrent assets:
Property, plant and equipment – net	517,349	467,600
Investment in affiliates	18,794	41,728
Goodwill	67,029	52,256
Intangible assets – net	11,137	12,735
Prepaid pension costs	-	59,894
Other noncurrent assets	27,092	5,687
Assets held for sale	3,315	-
Total noncurrent assets	644,716	639,900
Total assets	$1,101,573	$1,052,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$344	$5,983
Long-term debt – current portion	3,149	125
Accounts payable	196,330	187,048
Accrued compensation and employee benefits	59,801	56,835
Income taxes	14,600	13,169
Accrued expenses and other current liabilities	33,729	31,789
Total current liabilities	307,953	294,949
Noncurrent liabilities:
Long-term debt	175,856	151,706
Deferred income taxes	18,385	38,424
Pensions	48,847	28,933
Postretirement benefits	27,960	20,085
Other noncurrent liabilities	29,305	12,573
Total noncurrent liabilities	300,353	251,721
Total liabilities	608,306	546,670
Commitments and contingencies (See Note 25)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,872 and 33,210 shares	20,545	20,756
Additional paid-in capital	61,240	52,459
Retained earnings	439,318	433,405
Accumulated other comprehensive (loss) income	(14,779)	10,017
Treasury stock at cost: 453 and 404 shares	(12,468)	(11,212)
Deferred compensation trust	(589)	-
Total shareholders' equity	493,267	505,425
Total liabilities and shareholders' equity	$1,101,573	$1,052,095

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings	$42,332	$7,641	$61,662
Adjustments to reconcile net earnings with net cash provided by operating activities:
Depreciation and amortization	71,104	68,181	66,176
Loss on spin off of Aftermarket business	-	53,462	-
Pensions and postretirement expense	6,233	8,755	6,096
Loss from impairment or disposition of property, plant and equipment	2,033	4,109	1,072
Deferred income taxes	(9,028)	(6,695)	8,582
Provision for doubtful accounts	250	(60)	1,332
Undistributed earnings of affiliates, net of dividends received	(2,707)	(1,455)	(4,139)
Stock-based compensation expense	6,644	3,910	1,856
Other – net	(4,006)	(2,186)	(4,153)
Changes in operating assets and liabilities, excluding acquisitions and dispositions:
Trade receivables	27,888	(29,891)	(6,708)
Inventories	(3,082)	1,423	9,168
Other current assets	(7,421)	8,247	5,891
Accounts payable	(5,979)	30,313	(1,395)
Accrued compensation and employee benefits	980	(2,622)	2,909
Income taxes	(19,190)	(1,440)	5,787
Accrued expenses and other current liabilities	(1,834)	(8,761)	371
Other noncurrent assets and liabilities	(1,807)	(3,574)	(284)
Net cash provided by operating activities	102,410	129,357	154,223

Cash flows from investing activities:
Expenditures for property, plant and equipment	(82,752)	(79,870)	(68,567)
Acquisitions, net of cash acquired	(11,096)	(37,991)	(100,026)
Spin off of Aftermarket business	-	(6,300)	-
Proceeds from purchase price settlement	2,900	2,500	-
Proceeds from dispositions of assets	931	863	2,022
Investments in affiliates	-	-	(2,246)
Other – net	181	1,082	9
Net cash used for investing activities	(89,836)	(119,716)	(168,808)

Cash flows from financing activities:
Short-term debt, net	(6,118)	5,992	-
Additions to long-term debt	209,629	318,233	115,000
Reductions of long-term debt	(187,386)	(267,767)	(104,754)
Bank overdrafts	(2,069)	7,993	(1,289)
Proceeds from exercise of stock options	2,914	12,500	9,971
Repurchase of common stock, treasury and retirement	(14,519)	(82,811)	(1,591)
Cash dividends paid	(22,642)	(23,878)	(21,610)
Settlement of derivative contracts	(1,412)	(2,238)	-
Excess tax benefits from stock-based compensation	382	-	-
Other – net	5	(281)	4
Net cash used for financing activities	(21,216)	(32,257)	(4,269)

Effect of exchange rate changes on cash	(929)	(1,677)	4,187
Net decrease in cash and cash equivalents	(9,571)	(24,293)	(14,667)
Cash and cash equivalents at beginning of year	30,798	55,091	69,758
Cash and cash equivalents at end of year	$21,227	$30,798	$55,091

Cash paid during the year for:
Interest, net of amounts capitalized	$8,648	$7,094	$6,428
Income taxes	$22,845	$38,206	$18,742
Non-cash activity:
Shareholder dividend related to spin-off of Aftermarket business	$-	$(51,319)	$-

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	Preferred stock		Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss )	Treasury stock	Deferred compensation trust	Total
Balance, March 31, 2004		$-	$21,478	$26,696	$535,885	$9,974	$(7,492)	$-	$586,541
Comprehensive income:
Net earnings		-	-	-	61,662	-	-	-	61,662
Foreign-currency translation		-	-	-	-	23,342	-	-	23,342
Minimum pension liability (net of taxes of $828)		-	-	-	-	(1,325)	-	-	(1,325)
Total comprehensive income									83,679

Cash dividends, $0.63 per share		-	-	-	(21,610)	-	-	-	(21,610)
Purchase of treasury stock		-	-	-	-	-	(1,591)	-	(1,591)
Stock options and awards including related tax benefits		-	316	10,585	-	-	-	-	10,901
Amortization of deferred compensation under restricted stock plans		-	-	1,860	-	-	-	-	1,860
Balance, March 31, 2005		-	21,794	39,141	575,937	31,991	(9,083)	-	659,780
Comprehensive income (loss):
Net earnings		-	-	-	7,641	-	-	-	7,641
Foreign-currency translation		-	-	-	-	(19,109)	-	-	(19,109)
Cash flow hedge (net of taxes of $663)		-	-	-	-	(1,042)	-	-	(1,042)
Minimum pension liability (net of taxes of $1,119)		-	-	-	-	(1,823)	-	-	(1,823)
Total comprehensive income loss									(14,333)

Cash dividends, $0.70 per share		-	-	-	(23,878)	-	-	-	(23,878)
Shareholder dividend related to spin off		-	-	-	(51,319)	-	-	-	(51,319)
Stock repurchase program		-	(1,525)	(4,182)	(74,976)	-	-	-	(80,683)
Purchase of treasury stock		-	-	-	-	-	(2,129)	-	(2,129)
Stock options and awards including related tax benefits		-	487	13,995	-	-	-	-	14,482
Amortization of deferred compensation under restricted stock plans		-	-	3,505	-	-	-	-	3,505
Balance, March 31, 2006		-	20,756	52,459	433,405	10,017	(11,212)	-	505,425
Comprehensive income:
Net earnings		-	-	-	42,332	-	-	-	42,332
Foreign-currency translation		-	-	-	-	24,895	-	-	24,895
Cash flow hedges (net of taxes of $272)						(525)		-	(525)
Minimum pension liability (net of taxes of $1,383)		-	-	-	-	2,275	-	-	2,275
Total comprehensive income									68,977

Adjustment for SAB No. 108		-	-	-	(1,775)	-	-	-	(1,775)
Adjustment to adopt SFAS No. 158				-	-	(51,441)	-	-	(51,441)
Cash dividends, $0.70 per share		-	-	-	(22,642)	-	-	-	(22,642)
Stock repurchase program		-	(314)	(947)	(12,002)	-	-	-	(13,263)
Purchase of treasury stock		-	-	-	-	-	(1,256)	-	(1,256)
Stock options and awards including related tax benefits		-	103	6,173	-	-	-	-	6,276
Amortization of deferred compensation under restricted stock plans		-	-	3,555	-	-	-	-	3,555
Investment in deferred compensation trust		-	-		-	-	-	(589)	(589)
Balance, March 31, 2007		$-	$20,545	$61,240	$439,318	$(14,779)	$(12,468)	$(589)	$493,267

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

Consolidation principles: The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of subsidiaries outside the United States are predominately included for periods ending one month prior to Modine’s year end in order to ensure timely preparation of the consolidated financial statements. Investments in non-consolidated affiliated companies in which ownership is 20 percent or more are accounted for by the equity method. The investments are stated at cost plus or minus a proportionate share of the undistributed net income (loss). Modine’s share of the affiliates’ net income (loss) is reflected in other income—net. Also see Note 11.

Revenue recognition: Sales revenue, including agreed upon commodity price increases, is recognized at the time of product shipment to customers when title and risk of loss pass to customers, selling prices are fixed or determinable and collectibility from the customer is reasonably assured. Appropriate provisions are made for uncollectible accounts based on historical data or specific customer economic data, and for estimated commodity price increases which may ultimately not be collected.

Sales discounts: Sales discounts, which are allowed for prompt payment of invoices by customers, are recorded as a reduction to net sales.

Tooling costs: Modine accounts for pre-production tooling costs as a component of property, plant and equipment—net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program. At March 31, 2007 and 2006, the Company-owned tooling totaled $22,538 and $14,378, respectively. In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment. The Company accounts for unbilled customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2007 and 2006, the cost reimbursement receivable related to customer-owned tooling totaled $10,646 and $2,329, respectively.

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

Shipping and handling costs: Shipping costs for inbound freight are treated as product cost. Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales. Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of selling, general and administrative (SG&A) expenses. For the years ended March 31, 2007, 2006 and 2005, these shipping and handling costs recorded as a component of SG&A expenses were $3,100, $3,094 and $2,200, respectively.

Revenue recognition under licensing arrangements (royalty payments): Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement. For the years ended March 31, 2007, 2006 and 2005, licensing revenue totaled $5,166, $4,132 and $4,085, respectively, and are recorded in the statement of earnings under the caption net sales.

Translation of foreign currencies: Assets and liabilities of foreign subsidiaries and equity investments are translated into U.S. dollars at the period-end exchange rates, and income and expense items are translated at the monthly average exchange rate for the period in which the items occur. Resulting translation adjustments are reported as a component of accumulated other comprehensive income included in shareholders' equity. Foreign currency transaction gains or losses are included in the statement of earnings under the caption other income—net.

Derivative instruments: The Company enters into derivative financial instruments from time to time to manage certain financial risks. Futures contracts are entered into by the Company to reduce exposure to changing future purchase prices for aluminum and natural gas. Foreign exchange options and forward contracts on foreign currencies are entered into by Modine as hedges against the impact of currency fluctuations on certain sales and purchase transactions. Interest rate locks and swaps are entered into to lock in fixed interest rates for variable-rate borrowings. These instruments are used to protect cash flows and are not speculative. The Company generally designates its derivative instruments as cash flow hedges. Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income and recognized as a component of earnings at the same time that the underlying transactions impact earnings. In instances where the derivative instrument does not qualify as a cash flow hedge, unrealized gains and losses are recorded as a component of earnings when incurred. Also see Note 19.

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

Deferred compensation trust: The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan. The trust’s investments in third-party debt and equity securities are reflected as short term investments in the consolidated balance sheet and are treated as trading securities with changes in fair value reflected as a component of earnings. The trust’s investment in Modine stock is reflected as a reduction of shareholder’s equity in the consolidated balance sheet at its original stock cost. A deferred compensation obligation is recorded within the liabilities at the fair value of the investments held by the deferred compensation trust. Any differences between the recorded value of the short term investments and Modine stock and the fair value of the deferred compensation obligation are reflected as adjustments to earnings.

Trade receivables and allowance for doubtful accounts: Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms. The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance. The allowance is based on historical write-off experience and specific customer economic data. The allowance for doubtful accounts is reviewed periodically and adjusted as necessary. Utilizing age and size based criteria, certain individual accounts are reviewed for ability to collect, while all other accounts are reviewed on a pooled basis. Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected. There was no off-balance sheet credit exposure related to Modine’s trade receivables at March 31, 2007.

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

Goodwill and intangible assets: The Company accounts for purchased goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist which would require a more frequent evaluation. An assessment of the fair value of the Company’s reporting units for its goodwill valuation, and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows. An impairment loss is recognized when the book value of goodwill exceeds the fair value.

Intangible assets with definite lives are stated at cost and consist of incremental costs to acquire patents, product technology, trademarks, and non-compete agreements. These assets are amortized on a straight-line method over the estimated useful lives ranging from 5 to 15 years.

Impairment of long-lived assets: Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows. If impairment has occurred, a write-down to market value or the discounted cash flow value is made and the impairment loss is recognized as a charge against current operations.

Environmental expenditures: Environmental expenditures related to current operations that qualify as property, plant and equipment or substantially increase the economic value or extend the useful life of an asset are capitalized. All other expenditures are expensed as incurred. Environmental expenditures that relate to an existing condition caused by past operations are expensed. Liabilities are recorded on an undiscounted basis when environmental assessments and/or remediation efforts are probable and the costs can be reasonably estimated.

Self-insurance reserves: The Company retains much of the financial risk for insuring property, general liability, worker’s compensation and employee group health claims. Operations are charged with the cost of claims reported and an estimate of claims incurred but not recorded. Self-insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims. The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals.

Stock-based compensation: Stock-based compensation is recognized by the Company using the fair-value-based method prescribed by SFAS No. 123(R), “Share-Based Payments.” Accordingly, compensation cost for stock options, stock awards and restricted stock is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument. Also see Note 23.

Reclassifications: A $2,500 reclassification was made on the consolidated statement of cash flows for fiscal 2006 from cash flows from operating activities to cash flows from investing activities to present proceeds from a purchase price settlement on a consistent basis with the fiscal 2007 presentation.

Accounting standards changes and new pronouncements: In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs - An Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted the provisions of SFAS No. 151 effective for inventory costs incurred during the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company adopted SFAS No. 153 for non-monetary asset exchanges occurring in the first quarter of fiscal 2007. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application in prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company adopted SFAS No. 154 during the first quarter of fiscal 2007. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of the operations.

In December 2005, the FASB issued SFAS No. 123(R), “Share-Based Payments,” which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company adopted SFAS No. 123(R) effective April 1, 2006, and upon adoption began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. The company adopted SFAS No. 123(R) using the “modified prospective method” and, as a result, financial results for the periods prior to fiscal 2007 were not restated for this accounting change. Also see Note 23.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company is required to adopt FIN 48 on April 1, 2007, and is currently finalizing its assessment of its global tax positions. The Company’s anticipated impact of adopting this standard will result in an increase in long-term liabilities in a range of $2,000 to $3,000, with an offset to beginning retained earnings to reflect the cumulative effect of this change in accounting principle.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that requires that a company disclose its accounting policy for the statement of earnings presentation of taxes assessed by a governmental authority on a revenue-producing transaction between a seller and a customer. In addition, for any taxes reported on a gross basis (included in revenues and costs), disclosure of the amount of taxes recorded within these categories is required. The Company’s accounting policy is to present the taxes within the scope of this EITF on a net basis. The adoption of EITF 06-3 in the fourth quarter of fiscal 2007 did not result in a change to the Company’s accounting policy and, accordingly, does not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of March 31, 2007. Also see Note 3. The adoption of this statement did not have an adverse impact on existing loan covenants. SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009. The Company currently uses December 31 as the measurement date for its pension and postretirement plans. The Company is currently assessing the impact of the change in measurement date on the Company’s financial statements but does not believe the adoption of this provision of SFAS No. 158 will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009. Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements.

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
(2)
The Company was not properly accounting for the disposal of fixed assets within the Original Equipment - Europe segment. As a result of this error, net income was overstated by $482 (cumulatively) in fiscal years prior to 2005, by $324 in fiscal 2005 and by $732 in fiscal 2006. The Company recorded a $1,538 reduction of fixed assets for disposals not previously recognized as of April 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3)
The Company was not properly recording its vacation accrual within the Original Equipment - Asia segment. As a result of this error, pretax income was overstated by $510 in fiscal 2006. The Company recorded a $510 increase in the vacation liability as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement. This includes $125 which was previously recorded in the first quarter of fiscal 2007.

(4)
The Company did not properly recognize a $456 reduction in inventory at one operating location within the Original Equipment - Americas segment which was identified as a result of a physical inventory performed on September 26, 2006. As a result of this error, pretax income was overstated by $456 in fiscal 2006. The Company recorded a $456 reduction in the inventory balance as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

(5)
As a result of a clerical error, the Company improperly capitalized certain corporate administrative charges, consisting primarily of salaries and miscellaneous office expenses, within accounts receivable at March 31, 2006. As a result of this error, pretax income was overstated by $124 in fiscal 2006. The Company recorded a $124 reduction in the accounts receivable balance as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

(6)
As a result of the misstatements previously described, the provision for income taxes was overstated by $166 (cumulatively) in fiscal years prior to 2005, by $112 in fiscal 2005 and by $575 in fiscal 2006. The Company recorded an increase in the deferred income tax assets in the amount of $853 as of April 1, 2006 with a corresponding increase in retained earnings to correct these misstatements.

(7)	Represents the net overstatement of net income for the indicated periods resulting from these misstatements.
(8)	Represents the net reduction to retained earnings recorded as of April 1, 2006 to reflect the initial application of SAB No. 108.

While the amounts above are considered immaterial to prior periods, they have been corrected through the cumulative effect adjustment upon adoption of SAB No. 108 as recording these amounts in fiscal 2007 as an out-of-period adjustment would have had a material effect on the results of operations for fiscal 2007.

Certain of the adjustments ((4) & (5)) included above also resulted in an error in the first quarter of fiscal 2007. This error represented an overstatement of net income for the first quarter of fiscal 2007 totaling approximately $600, which was corrected in the second quarter of fiscal 2007.

Note 2: Research and development costs

Research and development costs charged to operations totaled $82,497 in fiscal 2007, $79,628 in fiscal 2006, and $68,784 in fiscal 2005. During fiscal 2007, the Company identified that the research and development costs previously disclosed for fiscal 2006 and fiscal 2005 improperly excluded certain costs incurred at three foreign locations. This omission was corrected in fiscal 2007 by increasing the research and development costs from the previously disclosed amounts in this footnote of $48,542 in fiscal 2006 and $40,610 in fiscal 2005 to the revised amounts shown above. This omission had no impact on the consolidated statements of earnings as all research and development costs incurred in prior fiscal years were properly recorded as a component of selling, general and administrative expenses when incurred.

Note 3: Employee benefit plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans which allow employees to choose among various investment alternatives, including Modine stock. The Company currently matches 60% of the employees’ contribution up to 6% of employee compensation. Company contributions have an initial three year vesting period.

Defined contribution plan: The Company maintains a domestic defined contribution plan which was established in January 1, 2004 and initially covered all eligible salaried employees hired after January 1, 2004. Effective April 1, 2006, all salaried employees previously covered under the Modine Salaried Employee Pension Plan were eligible to participate in this plan. Modine makes annual contributions based on a percentage of compensation, which is determined by management. Employees can choose among various investment alternatives including Modine stock.

Deferred compensation plan: The Company maintains a non-qualified deferred compensation plan for eligible employees. The plan is funded and allows qualified employees to choose among various investment alternatives including Modine stock. The Company matching contributions are participant directed similar to the 401(k) plans.

Activity in the defined contribution employee benefit plans, including the employee stock ownership plan discussed in Note 23, for fiscal 2007, 2006 and 2005 resulted in the purchase of 4, 113 and 177 shares of Modine common stock, respectively. These purchases were made from the open market. It is currently anticipated that future purchases will also be made from the open market or other available sources at the discretion of the plans’ administrative committees. Costs of Modine’s contributions to the defined contribution employee benefit plans for fiscal 2007, 2006 and 2005 were $8,105, $5,252 and $3,931, respectively.

In addition, various Modine foreign subsidiaries have in place government required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Our Korean business is required to offer a statutory employee termination plan that covers employees with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service and rate of pay at the time of termination. Accrued termination benefits are estimated assuming all eligible employees were to terminate their employment at the end of fiscal 2007. The Company is permitted, but not required to make contributions to the plan, and such contributions are held in Korean insurance companies. These contributions are deducted from the accrued termination benefit liability. At March 31, 2007 and 2006, the Company maintained an accrued termination liability of $10,573 and $8,397, respectively, for this termination plan.

Certain of Modine’s other foreign subsidiaries also have statutory termination indemnity plans covering all of their eligible employees. The benefits under these plans are based on years of service and final average compensation levels or a monthly retirement benefit amount. These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance programs that protect employees from losses in the event that an employer defaults on its obligations.

Defined Benefit Employee Benefit Plans:

Pension plans: Modine has several non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003. The benefits provided are based primarily on years of service and average compensation for the salaried plans and some hourly plans. Other hourly plans are based on a monthly retirement benefit amount. Domestic salaried employees hired after December 31, 2003 are not covered under any defined benefit plan. Certain of Modine’s foreign subsidiaries also have legacy defined benefit plans covering a small number of active employees.

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee. The Company recorded a pension curtailment charge of $650 during fiscal 2007 to reflect the impact of this upcoming closure of the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees. This program generally included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program. The Company recorded a charge of $738 during fiscal 2007 to reflect this enhanced pension benefit.

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

Certain of Modine’s postretirement benefit plans covering U.S. retirees currently provide prescription benefits to eligible participants. The Company’s actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug Improvement and Modernization Act. Modine adopted FSP No. 106-2 during the second quarter of fiscal 2005, which reduced the fiscal 2005 accumulated postretirement benefit cost obligation by $2,237. For fiscal 2007 and 2006, the Company recorded reductions to the net periodic postretirement medical benefit cost of $805 and $855, respectively, due to the effect of the federal subsidy.

Measurement Date: Modine uses December 31 as the measurement date for its U.S. pension and postretirement plans.

On March 31, 2007, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)”. SFAS No. 158 requires companies to recognize a net asset or liability to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognize changes in that funded status in the year in which the changes occur through other comprehensive income in shareholders’ equity. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit costs. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at March 31, 2007 is as follows:

	Prior to SFAS No. 158 adoption	SFAS No. 158 adoption adjustments	After SFAS No. 158 adoption
Deferred income taxes and other current assets	$33,401	$34,957	$68,358
Intangible assets - net	14,205	(3,068)	11,137
Prepaid pension costs	57,310	(57,310)	-
Total assets	1,126,994	(25,421)	1,101,573
Pensions	30,447	18,400	48,847
Postretirement benefits	(20,340)	7,620	27,960
Total liabilities	582,286	26,020	608,306
Accumulated other comprehensive income (loss)	36,662	(51,441)	(14,779)
Total shareholders' equity	544,708	(51,441)	493,267
Total liabilities and shareholders' equity	1,126,994	(25,421)	1,101,573

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

	Pensions Plans		Postretirement Plans
Years ended March 31	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$269,851	$248,994	$33,310	$42,038
Service cost	4,371	8,571	361	383
Interest cost	15,003	13,980	1,748	1,883
Plan amendments	1,636	2,192	-	-
Actuarial (gain) loss	(15,465)	14,778	(1,554)	(6,325)
Benefits paid	(13,966)	(12,522)	(5,123)	(5,722)
Special termination benefits	738	-	-	-
Curtailment loss	(127)	-	-	-
Contributions by plan participants	-	-	1,488	1,053
Medicare subsidy	-	-	474	-
Currency translation adjustment	2,214	(2,050)	-	-
Aftermarket spin off	-	(4,092)	-	-
Benefit obligation at end of year	$264,255	$269,851	$30,704	$33,310

Change in plan assets:
Fair value of plan assets at beginning of year	$210,632	$213,716	$-	$-
Actual return on plan assets	15,663	7,773	-	-
Benefits paid	(13,966)	(12,522)	(5,123)	(5,722)
Employer contributions	3,035	3,683	3,161	4,669
Contributions by plan participants	-	-	1,488	1,053
Medicare subsidy	-	-	474	-
Aftermarket spin off	-	(2,018)	-	-
Fair value of plan assets at end of year	$215,364	$210,632	$-	$-
Funded status at end of year	$(48,891)	$(59,219)	$(30,704)	$(33,310)
Unrecognized actuarial loss	-	108,124	-	9,226
Unrecognized prior service costs	-	(593)	-	293
Unrecognzied net transition obligation	-	(54)	-	-
Net amount recognized	$(48,891)	$48,258	$(30,704)	$(23,791)

Amounts recongized in the consolidated balance sheet consist of:
Prepaid benefit costs		$59,894		$-
Accrued benefit liability		(30,056)		(23,791)
Intangible asset		2,832		-
Accumulated other comprehensive income		15,588		-
Net amount recognized		$48,258		$(23,791)
Current liability	$(44)		$(2,744)
Noncurrent liability	(48,847)		(27,960)
	$(48,891)		$(30,704)
Amounts recongized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$90,585		$7,349
Prior service cost	241		271
Net transition asset	(27)		-
	$90,799		$7,620

The accumulated benefit obligation for all defined benefit pension plans was $237,531 and $208,846 as of March 31, 2007 and 2006, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2007	2006

Projected benefit obligation	$66,911	$57,767
Accumulated benefit obligations	61,701	56,393
Fair value of the plan assets	31,634	28,907

Costs for Modine’s pension and postretirement benefit plans include the following components:

	Pension Plans			Postretirement Plans
Years ended March 31	2007	2006	2005	2007	2006	2005

Components of net periodic benefit costs:
Service cost	$4,371	$8,335	$7,458	$361	$383	$397
Interest cost	15,003	13,528	13,762	1,748	1,842	2,116
Expected return on plan assets	(18,959)	(18,396)	(19,367)	-	-	-
Amortization of:
Unrecognized net loss	5,578	4,637	2,432	323	415	476
Unrecognized prior service cost	14	65	497	22	21	(7)
Unrecognized net asset	(27)	(27)	(27)	-	-	-
Adjustment for curtailment	663	-	1,081	-	-	-
Adjustment for special termination benefits	738	-	-	-	-	-
Net periodic benefit cost	$7,381	$8,142	$5,836	$2,454	$2,661	$2,982

The estimated net actuarial loss, prior service cost and net transition asset for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4,921, $132 and $(27), respectively. The estimated net actuarial loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $466 and $22, respectively.

The weighted-average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

Years ended March 31	2007		2006
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	5.92%	4.70%	5.75%	4.25%
Rate of compensation increase	4.00%	1.75%	4.00%	2.00%
Postretirement plans:
Discount rate	5.92%		5.75%
Rate of compensation increase	4.00%		4.00%

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

Years ended March 31	2007		2006		2005
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	5.75%	4.25%	5.75%	4.25%	6.25%	5.89%
Expected return on plan assets	8.50%	N/A	8.50%	N/A	8.75%	N/A
Rate of compensation increase	4.00%	1.50%	4.00%	2.00%	4.00%	3.52%
Postretirement plans:
Discount rate	5.75%		5.75%		6.25%
Rate of compensation increase	4.00%		4.00%		4.00%

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

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets. Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of December 31, 2006 and 2005 by category, and the target allocation for the years ended March 31, 2007 and 2006 are summarized below:

	Target allocation		Plan assets
	2007	2006	2007	2006

Equity securiites	60%	55%	65%	56%
Debt securities	38%	40%	33%	39%
Cash	2%	5%	2%	5%
	100%	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The assets are periodically rebalanced to the target allocations. Included in the plan assets for fiscal 2007 are 482 shares of Modine common stock with a market value of $12,070 (5.6 percent of total plan assets). For 2006, the plan held 482 shares of Modine common stock with a market value of $15,720 (7.5 percent of total plan assets).

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2007, Modine assumed a rate of return of 8.50 percent for purposes of determining the U.S. pension plan expense. For fiscal year 2008 U.S pension plan expense, Modine has assumed a rate of 8.21 percent, net of administrative expenses.

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2007	2006

Healthcare costs trend rate assumed for next year (pre-65)	9.0%	10.0%
Healthcare costs trend rate assumed for next year (post-65)	8.5%	10.0%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2011	2011

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point
Year ended March 31, 2007	Increase	Decrease

Effect on total of service and interest cost	$72	$(64)
Effect on postretirement benefit obligation	1,123	(996)

The funding policy for domestic qualified pension plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation. Modine anticipates that it will contribute a total of approximately $914 to these plans during fiscal 2008 due to minimum funding requirements and discretionary determinations. In addition, Modine expects to contribute $3,262 to its postretirement benefit plans in fiscal 2008.

The estimated benefits, which reflect future service, as appropriate, for the next ten fiscal years are as follows:

Years ended March 31

Pension
2008	$12,129
2009	12,459
2010	13,538
2011	14,266
2012	14,240
2013 - 2017	78,832

Note 4: Operating leases

Modine leases various facilities and equipment under operating leases. Rental expense for these leases totaled $7,574 in fiscal 2007, $9,160 in fiscal 2006 and $8,113 in fiscal 2005.

Future minimum rental commitments at March 31, 2007 under non-cancelable operating leases are as follows:

Years ending March 31

2008	$4,510
2009	3,106
2010	2,508
2011	2,039
2012	1,715
2013 and beyond	5,519
Total future minimum rental commitments	$19,397

Note 5: Other income—net

Other income—net was comprised of the following:

Years ended March 31	2007	2006	2005

Equity in earnings of non-consolidated affiliates	$3,576	$4,222	$5,091
Interest income	1,308	1,698	759
Foreign currency transactions	496	157	2,585
Purchase price settlement	2,900	1,719	781
Other non-operating income (loss) - net	1,447	475	(388)
Total other income - net	$9,727	$8,271	$8,828

The purchase price settlement of $2,900 during the year ended March 31, 2007 relates to the Final Settlement Agreement between Modine and WiniaMando, Inc. effective November 30, 2006. The purchase price settlement of $1,719 and $781 during the years ended March 31, 2006 and 2005, respectively, related to the Settlement Agreement between Modine and WiniaMando, Inc. effective February 2, 2006. See Note 12 for additional discussion on these settlements.

Note 6: Income taxes

The U.S. and foreign components of earnings from continuing operations and the income tax (benefit) expense consisted of the following:

Years ended March 31	2007	2006	2005

Components of earnings (loss) from continuing operations before income taxes:
United States	$(16,693)	$33,515	$45,535
Foreign	55,980	57,025	52,382
Total earnings from continuing operations before income taxes	$39,287	$90,540	$97,917
Income tax (benefit) expense:
Federal:
Current	$(12,078)	$10,895	$11,789
Deferred	(5,397)	(4,929)	1,979
State:
Current	1,071	2,080	2,846
Deferred	(1,333)	(543)	168
Foreign:
Current	16,988	23,502	15,400
Deferred	(2,226)	(1,217)	4,049
Total income tax (benefit) expense	$(2,975)	$29,788	$36,231

Income tax (benefit) expense attributable to earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2007	2006	2005

Statutory federal tax	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(1.9)	0.7	1.9
Taxes on non-U.S. earnings and losses	(6.9)	(0.8)	(1.1)
Foreign repatriation	-	2.2	-
Valuation allowance	1.3	0.3	0.6
Research and development tax credit	(6.4)	(4.8)	-
Worthless stock deduction	(20.3)	-	-
Net operating losses in Brazil	(10.4)	-	-
Other	2.0	0.3	0.6
Effective tax rate	(7.6%)	32.9%	37.0%

During fiscal 2007, the Company recorded a $4,088 tax benefit related to net operating losses in Brazil that were previously unavailable. This benefit became available in connection with the recent acquisition of the remaining 50 percent of Radiadores Visconde Ltda. and tax restructuring of the Brazilian operations. Also in fiscal 2007, the Company recorded a $7,968 tax benefit related to the worthlessness of the stock of the Company’s Taiwan business upon the closure of this facility and pending liquidation of the business and a $2,518 tax benefit resulting from the passage of legislation extending the research and development tax credit. A greater proportion of our taxable income was earned in tax jurisdictions outside of the U.S. during fiscal 2007 as compared to the prior year. These tax jurisdictions generally have lower statutory tax rates, which contributed to the reduction in the effective tax rate during fiscal 2007.

During fiscal 2006, $84,800 was repatriated to the United States from a foreign location under the American Jobs Creation Act of 2004. The repatriation of cash resulted in income tax expense of $2,010 during fiscal 2006. In addition, the Company recorded an income tax benefit of $4,376 during fiscal 2006 for research and development tax credits.

The significant components of deferred income tax (benefit) expense attributable to earnings from continuing operations before income taxes are summarized as follows:

Years ended March 31	2007	2006	2005

Pensions	$(2,180)	$(1,555)	$(1,399)
Depreciation	(85)	(3,794)	306
Inventories	(335)	(276)	184
Employee benefits	(516)	(1,960)	138
Benefit of tax losses and credit carryforwards	(7,551)	409	2,136
Intangibles	774	802	944
Foreign currency gain (loss)	1,387	(330)	2,034
Accrued liabilities	(636)	324	1,275
Other	186	(309)	578
Total deferred income tax (benefit) expense	$(8,956)	$(6,689)	$6,196

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

March 31	2007	2006

Deferred tax assets:
Accounts receivable	$888	$267
Inventories	2,120	1,901
Plant and equipment	6,708	604
Employee benefits	42,141	23,568
Net operating loss, capital loss and credit carryforwards	12,443	4,417
Other, principally accrued liabilities	10,757	15,100
Total gross deferred tax assets	75,057	45,857
Less: valuation allowance	3,844	3,303
Net deferred tax assets	71,213	42,554

Deferred tax liabilities:
Goodwill	8,671	3,772
Pension	1,020	27,533
Plant and equipment	33,511	26,506
Other	14,180	9,264
Total gross deferred tax liabilities	57,382	67,075

Net deferred tax asset (liability)	$13,831	$(24,521)

The valuation allowance for deferred tax assets as of March 31, 2006 was $3,303. The valuation allowance increased by $541 in fiscal 2007 related primarily to foreign net operating loss carry forward activities.

At March 31, 2007, the Company has foreign tax credit carry forwards of $969 and federal and state research and development tax credits of $2,336 that, if not utilized against domestic taxes, will expire in 2017 and 2022 through 2027, respectively. The Company also has various state and local tax loss carry forwards of $21,882 that, if not utilized against state apportioned taxable income, will expire at various times during the years 2012 through 2027. In addition, the Company has tax loss carry forwards of $24,090 in jurisdictions outside the U.S. If not utilized against taxable income, these tax losses will expire as follows:

Years ending March 31

2008	$1,005
2009	2,143
2010	2,547
2011	2,281
2012	2,155
No expiration date	13,959

As of March 31, 2007, the Company had provided $750 of U.S. tax on undistributed earnings of certain subsidiaries and equity investment companies considered not permanently reinvested. Undistributed earnings considered permanently reinvested in foreign operations totaled $267,112, and no provision has been made for any U.S. taxes that would be payable upon the distribution of such earnings.

As further discussed in Note 13, the Company completed the spin off of the Aftermarket business on July 22, 2005, and this business has been presented as a discontinued operation in the consolidated statement of earnings. As a result of this presentation, the earnings (loss) from discontinued operations has been presented net of income tax expense (benefit) of $295 and ($1,017) for the fiscal years ended March 31, 2006 and 2005, respectively. No tax benefit has been recorded on the loss on spin off of $53,462 as this transaction is on a debt-free and tax-free basis.

Note 7: Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

Years ended March 31	2007	2006	2005

Numerator:
Earnings from continuing operations	$42,262	$60,752	$61,686
Earnings (loss) from discontinued operations	-	351	(24)
Loss on spin off of discontinued operations	-	(53,462)	-
Cumulative effect of accounting change	70	-	-
Net earnings	$42,332	$7,641	$61,662
Denominator:
Weighted average shares outstanding – basic	32,149	33,729	34,092
Effect of dilutive securities	97	415	388
Weighted average shares outstanding – diluted	32,246	34,144	34,480

Net earnings per share of common stock – basic:
Continuing operations	$1.32	$1.80	$1.81
Earnings from discontinued operations	-	0.01	-
Loss on spin off of discontinued operations	-	(1.58)	-
Cumulative effect of accounting change	-	-	-
Net earnings – basic	$1.32	$0.23	$1.81

Net earnings per share of common stock – diluted:
Continuing operations	$1.31	$1.78	$1.79
Earnings from discontinued operations	-	0.01	-
Loss on spin off of discontinued operations	-	(1.57)	-
Cumulative effect of accounting change	-	-	-
Net earnings – diluted	$1.31	$0.22	$1.79

The calculation of diluted earnings per share excluded 1,697, 649 and 919 stock options for the years ended March 31, 2007, 2006 and 2005, respectively, as these stock options were anti-dilutive.

Note 8: Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $11,128, $13,197 and $5,204 at March 31, 2007, 2006 and 2005, respectively.

All short term investments at March 31, 2007, 2006 and 2005 that were of an initial duration of less than three months were recorded as cash equivalents. The recorded amount of these cash equivalents approximated fair value based on the short maturity of these instruments.

Note 9: Inventories

Inventories consisted of the following:

March 31	2007	2006

Raw materials and work in process	$83,218	$69,214
Finished goods	28,694	21,013
Total inventories	$111,912	$90,227

Note 10: Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2007	2006

Land	$27,359	$25,023
Buildings and improvements (10-40 years)	278,992	263,765
Machinery and equipment (3-12 years)	587,063	516,589
Office equipment (3-10 years)	101,057	80,135
Transportation equipment (3-9 years)	12,158	10,710
Construction in progress	47,147	44,097
	1,053,776	940,319
Less accumulated depreciation	(536,427)	(472,719)
Net property, plant and equipment	$517,349	$467,600

Depreciation expense totaled $70,012, $65,757 and $60,473 for the years ended March 31, 2007, 2006 and 2005, respectively.

In fiscal 2006, certain property, plant and equipment included within the Other segment related to the Electronics Cooling Taiwan operation were deemed to be impaired and written down to fair value. As a result, an impairment charge of $3,557 was recorded as a component of cost of sales in the consolidated statement of earnings during fiscal 2006.

Gains and losses related to the disposal of property, plant and equipment are recorded in cost of sales or selling, general, and administrative expenses depending on the nature of the assets disposed. Total losses related to the disposal of property, plant, and equipment were $2,033, $525 and $652 for the years ended March 31, 2007, 2006 and 2005, respectively.

Note 11: Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2007	2006
	Percent-owned

Radiadores Visconde Ltda. (Brazil)	50% (1)	$-	$26,016
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	5,442	5,414
Constructions Mechaniques Mota, S.A. (France)	41%	10,624	7,675
Anhue Jianghaui Madno Climate Control Co. Ltd. (China)	50%	2,728	2,623
Total net investment in affiliates		$18,794	$41,728
(1) Prior to the acquisition of the remaining 50% on May 4, 2006

At March 31, 2007 and 2006, the investment in Construction Mechaniques Mota, S.A. exceeded the Company's share of the underlying assets by $1,659 and $1,494, respectively. The fluctuations in these values were the result of exchange rate changes between the local currency and the U.S. dollar. At March 31, 2007 and 2006, the Company’s share of the underlying assets of Anhui Jianghaui Mando Climate Control Co., Ltd. exceeded the carrying value of the investment by $341 and $392, respectively. The excess, which relates to certain property, plant and equipment, will be amortized into income over the estimated remaining lives of the assets. At March 31, 2006, the investment in Radiadores Visconde Ltda. exceeded the Company’s share of the underlying net assets by $7,311. Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. on May 4, 2006. See Note 12 for further discussion. The investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

The results of operations for Radiadores Visconde Ltda., Nikkei Heat Exchanger Company, Ltd. and Anhui Jianghaui Mando Climate Control Co. Ltd. are reported in the consolidated financial statements using a one-month reporting delay. Fiscal 2007 includes two months of operating activity for Radiadores Visconde Ltda., prior to the remaining 50% ownership being purchased in early May 2006. Operating results for Construction Mechaniques Mota, S.A. are included using a three-month delay. Equity in earnings from non-consolidated affiliates is reported under other income—net on the consolidated statements of earnings. These earnings for fiscal years ended March 31, 2007, 2006 and 2005 were $3,576, $4,222 and $5,091, respectively.

Note 12: Acquisitions

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

This 50 percent step acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. Intangible assets were recorded at the acquisition date for a tradename and non-compete agreements valued at $1,153 and $430, respectively. The tradename has an indefinite life and is not being amortized, and the non-compete agreements are being amortized over five years. The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price. Accordingly, the $4,000 contingent performance payment has been recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096. The remaining excess by which the fair market values of assets and liabilities acquired exceeded the purchase price has been allocated as a reduction to the acquired long-lived assets on a pro-rata basis.

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

Established in 1963 and based in Sao Paulo, Brazil, Radiadores Visconde Ltda. provides thermal management solutions to the automotive, truck, agricultural and construction equipment, and industrial application markets, as well as the automotive and heavy duty aftermarket for export and for distribution throughout Brazil. It manufactures a wide array of modules and heat exchangers for original equipment manufacturers including radiators, charge air coolers, and oil coolers.

The Radiadores Visconde Ltda. acquisition strongly fits into Modine’s geographic diversification goal of expanding the Company’s manufacturing footprint in lower-cost, emerging growth areas. This acquisition strengthens the Company as it provides an opportunity for Modine to follow its global customers to more geographic regions. In addition, this acquisition gives the Company the ability to transfer its global manufacturing and design standards to the Brazilian market, which provides the Company with the opportunity to improve its position in this market and grow its on-highway and off-highway business. This acquisition is reported in the Original Equipment-Americas segment. For financial reporting purposes, Radiadores Visconde Ltda. is included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for fiscal 2007 include two months of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and ten months of consolidated activity reflecting the Company’s 100 percent ownership.

Effective May 3, 2005, Modine acquired a 100 percent equity interest, by means of a stock purchase, in the privately held company Airedale International Air Conditioning Limited of Leeds, U.K. (“Airedale”) for $37,991, net of cash acquired. The acquisition was financed with cash generated through operations and borrowing on the Company’s revolving credit agreement. As part of the purchase agreement, $1,904 was placed in escrow for a period of two years to cover potential claims or adjustments that may arise.

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

Airedale products are sold to installers, contractors and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals and food and beverage processing. Products include close control units for precise temperature and humidity control applications, chiller units and condensing units, comfort products, and equipment service and controls. Airedale has approximately 450 employees and production facilities in Leeds, U.K., which included a product development lab and testing center; Bensalem, Pennsylvania; Johannesburg, South Africa; and Zhongshan, China, which opened in early 2005. The Bensalem, Pennsylvania plant and Zhongshan, China plant were closed subsequent to the acquisition, and production was relocated to existing Modine U.S. facilities.

The Airedale acquisition provides the Company with cross selling opportunities, as the Airedale products are complementary to Modine’s existing heating, ventilation and air conditioning (“HVAC”) products in the U.S., and can be expanded in the U.S. market. In addition, cross selling opportunities also exist with the introduction of the Company’s existing HVAC products into the U.K. and European marketplaces. The acquisition also creates a number of purchasing synergies, including situations where Airedale’s purchased parts could be purchased internally from other Modine facilities.

Airedale is reported in the Commercial HVAC&R segment. For financial reporting purposes, the Airedale operations are included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries.

Effective March 1, 2005, Modine acquired, through a stock purchase, a 100 percent equity interest, in the heavy-duty original equipment business of Transpro, Inc. for $16,637. With annual sales of approximately $50,000, the Transpro heavy-duty OE business manufactures aluminum charge air coolers and copper/brass radiators for the heavy duty truck, military, motor home, specialty truck, bus and power generation industries. The acquisition enhanced the Company’s relationship with a number of key existing customers as well as provided the Company with the opportunity to work with several new customers served by the business. The new business, which operates an approximately 150,000-square-foot plant in Jackson, Mississippi with 240 employees, became part of the Original Equipment-Americas reporting segment.

The Jackson acquisition was accounted for under the purchase method. Financial results reported for the Jackson facility in fiscal 2005 include one month of operational activity. The excess purchase price over the fair market value of the assets and liabilities acquired of $3,425 was recorded as goodwill, which is fully deductible for income tax purposes

Effective July 31, 2004, Modine acquired through its wholly-owned subsidiary Modine Korea, LLC, the South Korean assets of the Automotive Climate Control Division of WiniaMando Inc. (ACC). Modine Manufacturing Company, through stock purchases, completed the acquisition of the balance of ACC’s operations in China, a wholly owned subsidiary in Shanghai, China and a 50 percent interest in a joint venture in Hefei, China, effective September 3, 2004 and October 15, 2004, respectively, after receiving the necessary approvals from the Chinese government.

Headquartered near Seoul, South Korea, with manufacturing facilities in Asan City, the former ACC designs and manufactures heating, ventilating and air conditioning (HVAC) systems for minivans, SUVs, commercial vehicles, trucks, buses and trains as well as other heat transfer components. With the ACC acquisitions, Modine added nearly 700 employees as well as a state-of-the-art wind tunnel, research center and manufacturing plant in South Korea, a wholly-owned facility in Shanghai, China, as well as a 50 percent joint venture in Hefei, China.

With these significant investments in Asia, the Company believes it is better serving its customers from a global platform with a new base for further expansion and growth into the Asian markets. The acquisition also allowed the Company to diversify its existing customer base by adding one of the fastest growing car companies in the world, Hyundai/Kia.

The total purchase price of the assets and liabilities assumed in the Korean operation and the equity interests in the Chinese operations was $85,585. As part of the purchase agreement, $10,000 of the purchase price was placed in escrow to cover any potential claims or adjustments that may arise for a 21-month period from the date of the Korean closing. WiniaMando's obligations to Modine in the event of a breach are subject to certain limitations and exceptions as defined in the acquisition agreement. Effective February 2, 2006, Modine and WiniaMando entered into a Settlement Agreement under which the parties agreed to resolve a number of post-closing claims raised by Modine for $2,500. Approximately $800 of the settlement amount was recognized as income in other income—net in the consolidated statement of earnings for the year ended March 31, 2005, and the remaining settlement amount of approximately $1,700 was recognized as income in other income—net for the year ended March 31, 2006. Effective November 30, 2006, Modine and WiniaMando, Inc. entered into a Final Settlement Agreement under which the parties agreed to resolve a number of post-closing claims raised by Modine for $2,900. Modine recognized the settlement amount as income in other income-net in the consolidated statement of earnings for the year ended March 31, 2007. At March 31, 2007, all claims raised during the post-closing claims process have been resolved and there is no amount remaining in escrow. Both Modine and WiniaMando, Inc. retained all rights and obligations arising under the continuing lease, service, and other agreements still existing between the parties.

The Korean and Chinese operations acquired in August and September, respectively were accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. The purchase price of the South Korean assets acquired was less than the underlying fair value of the net assets by $1,354, and was allocated to property, plant and equipment. The excess of the purchase price related to the Shanghai acquisition, including estimated professional service and other acquisition costs, over the fair market values of the assets and liabilities acquired was recorded as goodwill. Goodwill recorded from the 100 percent equity interest in the Shanghai, China operation totaled $522, which is not deductible for income tax purposes.

The 50 percent equity interest in the Hefei, China joint venture, which closed in October, is being accounted for under the equity method. The purchase price of $2,246 was less than the underlying value of the net assets acquired by $460. The excess, which relates to certain property, plant and equipment, is being amortized into income, on a straight line basis, over the estimated remaining useful lives.

The wholly owned operations in Korea and China are included in the Original Equipment-Asia segment while the 50 percent equity interest in the Hefei joint venture is being reported in the "Other items not allocated to segments" similar to the Company's other equity investments in affiliates. For financial reporting purposes, the acquired operations and equity investment are included in the consolidated financial statements using a one-month delay similar to the Company's other foreign subsidiaries. Accordingly, the operational results reported for fiscal 2005 include only seven months of activity from the South Korean manufacturing plant, six months of activity from the wholly owned Chinese manufacturing plant and four and one-half months from the joint venture company in China.

The following provides an allocation of the purchase price for each of the acquisitions, not accounted for under the equity method that the Company made in fiscal 2007, 2006 and 2005:

	Radiadores Visconde	Airedale	Jackson, Mississippi	South Korea	Shanghai, China
Assets acquired:
Trade receivables – net	$15,123	$14,595	$5,839	$44,927	$2,957
Inventories	16,026	5,242	5,766	9,830	3,269
Other current and noncurrent assets	5,050	1,971	731	5,933	162
Property, plant and equipment – net	20,517	5,609	9,450	66,384	209
Goodwill (initial 50 percent already owned)	11,821	-	-	-	-
Tradename	1,153	10,243	-	-	-
Non-compete agreement	430	-	-	-	-
Total assets	70,120	37,660	21,786	127,074	6,597

Liabilities assumed:
Accounts payable	10,420	6,815	7,105	39,234	2,331
Accrued compensation and employee benefits	3,268	1,115	639	180	2
Accrued expenses and other current liabilities	3,549	4,524	830	2,401	388
Other noncurrent liabilities	9,137	4,481	-	3,860	-
Total liabilities	26,374	16,935	8,574	45,675	2,721

Total debt assumed	-	-	-	2,458	-

Net assets acquired	43,746	20,725	13,212	78,941	3,876
Equity investment allocated to assets
acquired and liabilities assumed	26,650	-	-	-	-
Net purchase price	17,096	37,991	16,637	78,941	4,398

Recognized goodwill	$-	$17,266	$3,425	$-	$522

For the twelve months ended December 31, 2005, Radiadores Visconde Ltda.’s net sales were approximately $66,000, and its net earnings were approximately $4,000 over this same period. These results represent 4.2 percent of the Company’s net sales and 4.5 percent of the Company’s net earnings, after adjusting for equity earnings recognized over this same twelve-month period.

Note 13: Discontinued operations

On July 22, 2005, the Company completed the spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun-off business into Transpro.

Effective July 22, 2005, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 31, 2005, among Modine, Modine Aftermarket Holdings, Inc. and Transpro and as amended June 16, 2005, Modine Aftermarket Holdings, Inc. was merged with and into Transpro, with Transpro surviving the merger. For accounting purposes, Transpro is considered to be the acquirer of Modine Aftermarket Holdings, Inc. Upon effectiveness of the merger, Transpro changed its name to Proliance International, Inc. Modine shareholders retained their Modine common shares and, in the merger, received 0.23581 of a share of the common stock of the combined company in exchange for each share of Aftermarket Holdings, Inc. common stock issued to them in the distribution. Immediately following the merger, Modine shareholders owned approximately 52 percent of Proliance International’s common stock on a fully diluted basis and Transpro’s pre-merger shareholders owned the other 48 percent.

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

The assets and liabilities of the Aftermarket business on July 22, 2005, the date of the spin off were as follows:

July 22, 2005
Cash and cash equivalents	$ 6,300
Trade receivables	33,652
Inventory	59,768
Other current assets	7,163
Property, plant and equipment	20,201
Other non-current assets	1,425
Assets of discontinued operations	$ 128,509

Accounts payable	$ 15,051
Other current liabilities	9,722
Other non-current liabilities	2,316
Liabilities of discontinued operations	$ 27,089

The following results of the Aftermarket business have been presented as earnings (loss) from discontinued operations in the accompanying consolidated statement of earnings:

	For the period April 1, 2005 - July 22, 2005	Fiscal year ending March 31, 2005

Net sales	$82,579	$205,599
Cost of sales and other expenses	81,933	206,640
Earnings (loss) before income taxes	646	(1,041)
Income tax expense (benefit)	295	(1,017)
Earnings (loss) from discontinued operations	$ 351	$ (24)

Note 14: Restructuring, plant closures and other related costs

In the first quarter of fiscal 2007, Modine announced a global competitiveness program intended to reduce cost, accelerate technology development, and accelerate market and geographic expansion - all intended to stimulate growth and profits. Set forth below are the descriptions of the exit and disposal activities initiated during fiscal 2007 under this program.

In April 2006, the Company announced a plan to relocate its Harrodsburg, Kentucky-based research and development (R&D) activities, which are reported in the Corporate and administrative section in the segment disclosure, to its technology center in Racine, Wisconsin. This was done in conjunction with the creation of a product-focused group to support the passenger thermal management (PTM) needs of the truck and off-highway markets. The new group’s R&D activities, along with systems and applications engineering, are located in Racine while production remains in Harrodsburg. For the year ended March 31, 2007, the Company incurred one-time termination benefits of $170, and other closure costs of $618 charged to earnings related to this plan. No significant further costs are anticipated to be incurred related to this closure. Total cash expenditures of $710 have been incurred in conjunction with this plan.

In May 2006, the Company announced the closure of its Taiwan facility that manufactured high volume heat pipes for the personal computer and laptop markets through its electronic cooling business (which is reported in the Other segment). This closure decision was made to allow the Company to focus its attention and manufacturing assets to better serve the advanced thermal solutions segment of the electronics cooling market rather than the commodities segment. Operations ceased at this facility in July 2006, and approximately 200 employees have been affected by the action. For the year ended March 31, 2007, the Company incurred one-time termination benefits and contract termination costs of $674, and other closure costs of $1,862 which were charged to earnings related to this plan. No significant further costs are anticipated to be incurred related to this closure. Total cash expenditures of $976 have been incurred in conjunction with this plan.

In May 2006, the Company offered a voluntary enhanced early retirement program in the U.S. that was accepted by approximately 50 employees. For the year ended March 31, 2007, charges of $1,728 were recorded related to benefits provided to employees who accepted the early retirement program. Total cash expenditures of $990 have been incurred in conjunction with this plan.

In July 2006, the Company announced plans to build a new facility adjacent to its current Nuevo Laredo, Mexico facility. In addition, the Company announced the closing of the Richland, South Carolina plant by consolidating production into the McHenry, Illinois facility to gain scale efficiencies in its U.S. manufacturing platform. The Company also announced the closing of its facility in Clinton, Tennessee, based on the anticipated phase out of certain customer programs over the 2007-2009 periods. These announcements are anticipated to result in approximately $6,800 in pre-tax charges over the closure period, consisting of approximately $1,800 of employee-related costs and approximately $5,000 of other-related costs, such as relocation and miscellaneous facility closing costs. For the year ended March 31, 2007, one-time termination benefits of $992, pension curtailment charges of $650 and other closure costs of $2,921 were recorded related to these plans. The actions should be completed by the end of fiscal 2009, and will result in cash-related expenditures totaling approximately $5,100. As of March 31, 2007 production had ceased at the Richland, South Carolina facility, and the Company is actively marketing this facility, which is expected to be sold in the upcoming year. At March 31, 2007, the Richland, South Carolina assets totaled $3,315, and consist of land, building and associated improvements. These assets, which are recorded in the Original Equipment - Americas segment, are classified as assets held for sale in the consolidated balance sheet at March 31, 2007. The carrying value of the assets is below the estimated fair value of the property less costs to sell.

In October 2006, the Company announced a reduction in force that affected approximately 50 employees in the U.S. For the year ended March 31, 2007, one-time cash termination benefits of $982 were recorded related to this plan.

In December 2006, the Company announced the closure of its Toledo, Ohio facility based on the phase out of customer programs in 2007. This facility is expected to be closed in July 2007. For the year ended March 31, 2007, one-time termination benefits of $159 were charged to earnings related to this plan. Total cash expenditures of $500 are anticipated to be incurred under this plan.

In March 2007, the Company authorized the closure of the Jackson, Mississippi facility. The closure of this facility is anticipated to result in approximately $4,300 in pre-tax charges over the closure period, consisting of approximately $1,500 of employee-related costs and approximately $2,800 of other-related costs, such as equipment move costs and miscellaneous facility closing costs. For the year ended March 31, 2007, one-time termination benefits of $1,315 and pension curtailment charges of $13 were recorded related to this plan. This plan should be completed by the end of fiscal 2008 subject to union approval. Total cash expenditures of $4,300 are anticipated to be incurred under this plan.

In addition to the above announced plans, the Company is also completing certain other actions under its global competitiveness program, including selling, general and administrative expense reductions and equipment transfers to better utilize our existing facilities. For the year ended March 31, 2007, other repositioning costs of $1,136 were incurred related to these other actions.

Changes in the accrued restructuring liability for the year ended March 31, 2007 were comprised of the following related to the above described restructuring activities:

Termination Benefits:
Balance, April 1, 2006	$-
Additions	4,270
Adjustments	(65)
Payments	(1,892)
Balance, March 31, 2007	$2,313

Other Restructuring Charges:
Balance, April 1, 2006	$-
Additions	233
Adjustments	(146)
Payments	(87)
Balance, March 31, 2007	$-

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced for the year ended March 31, 2007:

Restructuring charges:
Employee severance and related benefits	$4,205
Contract termination costs	87
Total restructuring charges	4,292

Other repositioning costs:
Special termination benefits - early retirement	1,728
Obsolete inventory charges	276
Fixed asset disposals	1,994
Pension curtailment charge	663
Miscellaneous other closure costs	4,267
Total other repositioning costs	8,928

Total restructuring and other repositioning costs	$13,220

The total restructuring and other repositioning costs were recorded in the consolidated statement of earnings for the year ended March 31, 2007 as follows: $6,007 was recorded as a component of cost of sales; $2,921 was recorded as a component of selling, general and administrative expenses; and $4,292 was recorded as restructuring charges.

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

At March 31, 2006 and 2005, all restructuring expenditures had been paid, and no amounts were recorded in the accrued restructuring liability at these fiscal year ends.

Note 15: Goodwill

Goodwill is assessed for impairment by the Company annually each year in its third quarter by applying a fair value based test or more frequently if conditions exist which require an additional evaluation. The results of the fiscal 2007, 2006 and 2005 impairment tests indicated that the fair value of each reporting unit exceeded its book value. Accordingly, no impairment charge was recorded in the periods presented.

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

OE-		OE-	OE-	Commercial
Americas		Asia	Europe	HVAC&R	Other	Total

Balance, March 31, 2005	$22,568	$522	$8,755	$1,599	$2,374	$35,818
Acquisitions	1,201	-	-	17,266	-	18,467
Fluctuations in foreign currency	-	-	(813)	(1,300)	84	(2,029)
Balance, March 31, 2006	23,769	522	7,942	17,565	2,458	52,256
Acquisitions	11,821	-	-	-	-	11,821
Fluctuations in foreign currency	(187)	1	875	1,976	287	2,952
Balance, March 31, 2007	$35,403	$523	$8,817	$19,541	$2,745	$67,029

The goodwill acquired in fiscal 2007 represents $11,821 related to the acquisition of Modine Brazil. The goodwill acquired in fiscal 2006 represents $1,201 related to final purchase accounting entries for the Jackson, Mississippi acquisition and $17,266 related to the acquisition of Airedale.

Note 16: Intangible assets

Intangible assets were comprised of the following:

	March 31, 2007			March 31, 2006
Gross			Net	Gross		Net
Carrying		Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,437)	$514	$3,951	$(3,175)	$776
Trademarks	10,523	(1,301)	9,222	9,679	(552)	9,127
Other intangibles	535	(269)	266	111	(111)	-
Total amortized intangible assets	15,009	(5,007)	10,002	13,741	(3,838)	9,903
Unamortized intangible assets:
Tradename	1,135	-	1,135	-	-	-
Pension asset	-	-	-	2,832	-	2,832
Total intangible assets	$16,144	$(5,007)	$11,137	$16,573	$(3,838)	$12,735

The amortization expense for other intangible assets for the fiscal years ended March 31, 2007, 2006 and 2005 was $1,092, $830, and $262, respectively. The estimated amortization expense related to other intangible assets is expected to be as follows:

Fiscal Year	Estimated Amortization Expense

2008	$1,044
2009	1,042
2010	786
2011	713
2012	702
2013 & beyond	5,715

Note 17: Indebtedness

Indebtedness was comprised of the following:

Type of issue	Interest rate percentage at March 31, 2007	Fiscal year of maturity	March 31, 2007	March 31, 2006

Denominated in U.S. dollars:
Fixed rate -
Note	4.91	2016	$75,000	$75,000
Note	5.68	2018	50,000	-
Note	5.68	2019	25,000	-
Variable rate -
Note	6.07	2010	23,000	34,000
Revenue bonds	3.77	2008	3,000	3,000

Denominated in foreign currency:
Fixed rate -
Notes and other debt	3.00	2020	3,005	2,873
Variable rate -
Note		2010	-	36,958
			179,005	151,831
Less current portion			3,149	125
Total long-term debt			$175,856	$151,706

Certain of Modine’s financing agreements require it to maintain specific financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock. Other loan agreements give certain existing unsecured lenders security equal to any future secured borrowing. The most restrictive limitation is debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) below a 3.0 to 1.0 ratio. Modine was in compliance with all covenants at March 31, 2007.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. At March 31, 2007 and 2006, the carrying value of Modine's long-term debt approximated fair value, with the exception of the $75,000, 4.91 percent fixed rate note, which has a fair value of approximately $70,800 and $70,500 at March 31, 2007 and 2006, respectively, and the $75,000, 5.68 percent fixed rate notes, which have a fair value of approximately $74,600 at March 31, 2007.

Long-term debt matures as follows:

Years ending March 31

2008	$3,149
2009	286
2010	23,194
2011	216
2012	239
2013 & beyond	151,921

On December 7, 2006, the Company entered into a $50,000, 5.68 percent Series A Senior note and a $25,000, 5.68 percent Series B Senior note with JPMorgan Securities Inc. acting as its agent with respect to placement of the notes. The proceeds from the notes are being used for general corporate purposes, including repayment of borrowings on existing domestic credit lines. The Series A Senior notes mature on December 7, 2017 and the Series B Senior notes mature on December 7, 2018. The notes contain customary restrictive covenants, including those relating to guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio. In conjunction with this offer, the Company entered into two forward starting swaps to lock the interest rates. See Note 19 for additional disclosure regarding these forward starting swaps.

On September 29, 2005, the Company entered into a $75,000, 4.91% note through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay outstanding debt and related interest maturing on September 29, 2005 totaling $61,559 and for other general corporate purposes. The notes mature on September 29, 2015 and contain customary restrictive covenants including certain restrictions on indebtedness, including that of guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio.

On December 20, 2005, the Company borrowed the aggregate principal amount of 71,000 euro ($84,233 U.S. equivalent) under a Credit Agreement dated as of December 13, 2005 through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. This loan was secured by a guarantee from Modine Manufacturing Company, as parent, and by certain other subsidiaries of Modine. The proceeds of the loan were used by Modine Holding GmbH to purchase a portion of the shares of Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe for Modine to avail itself of associated tax benefits and for general corporate purposes. The aggregate commitment of 71,000 euro included 30,000 euro ($35,621 U.S equivalent) which was repaid on December 23, 2005 and 41,000 euro ($52,274 U.S. equivalent) which was repaid throughout fiscal 2007.

Modine also maintains credit agreements with foreign banks. The foreign unused lines of credit at March 31, 2007 were approximately $52,537. Domestic unused lines of credit at March 31, 2007, were $177,000. At March 31, 2007, a short-term bank borrowing balance of $344 was outstanding related to short-term foreign bank overdrafts.

Interest expense charged to earnings was as follows:

Years ending March 31	2007	2006	2005

Gross interest cost	$11,001	$7,746	$6,477
Capitalized interest on major construction projects	(838)	(499)	(148)
Interest expense	$10,163	$7,247	$6,329

Note 18: Financial instruments/concentrations of credit risk

The Company invests excess cash in investment quality, short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. In fiscal 2007, 2006 and 2005, no single customer accounted for ten percent or more of total Company sales. Sales to the Company’s top ten customers were approximately 68 percent, 60 percent and 55 percent of total annual sales in fiscal 2007, 2006 and 2005, respectively. At March 31, 2007, 2006 and 2005, approximately 52 percent, 58 percent and 57 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs for the periods presented have been below one percent of outstanding trade receivable balances at respective year-ends.

In addition to the external borrowing, the Company has certain foreign-denominated long-term intercompany loans that are sensitive to foreign exchange rates. At March 31, 2007, the Company had a 28,900,000 won ($30,712 U.S. equivalent), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC that matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This collar was settled on August 29, 2006 for a loss of $1,139. On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan. The derivative instrument is being treated as a fair value hedge, and accordingly, transaction gains or losses on the derivative instrument are being recorded in other income - net in the consolidated statement of earnings and acts to offset any currency movement outside of the collar on the outstanding loan receivable. See also Note 19 for further discussion of derivative instruments.

Note 19: Derivative instruments

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. Leveraged derivatives are prohibited by Company policy.

Commodity Derivatives: During fiscal 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the year ended March 31, 2007, $400 of income was recorded in the consolidated statement of earnings related to the settlement of certain futures contracts. At March 31, 2007, $508 of unrealized gains remain deferred in other comprehensive income, and will be realized as a component of cost of sales over the next three months.

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

As of March 31, 2007 and 2006, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan which is discussed at further length in Note 18. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. The currency exposure related to the net assets of Modine's European subsidiaries has been managed partially through euro-denominated debt agreements entered into by the parent. As of March 31, 2007 and 2006, there were no outstanding euro-denominated borrowings on the parent company’s balance sheet. For the year ended March 31, 2006, $4,608 in net gains related to the foreign-currency-denominated debt agreements was recorded in the cumulative translation adjustment offsetting a portion of the translation gains and losses recognized on the net assets of the foreign subsidiaries and joint ventures.

On September 19, 2005, the Company entered into a forward exchange contract to purchase 30,000 euro ($36,452 U.S. equivalent) in anticipation of 50,000 euro note ($60,226 U. S. equivalent) which matured on September 29, 2005. This derivative contract was entered into to mitigate expected cash flow losses as the result of a strengthening euro against the dollar. A foreign exchange loss of $444 was recorded in fiscal 2006 in other income—net in the consolidated statement of earnings upon maturity of the note and settlement of the derivative contract.

Interest rate derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The derivative instrument was treated as a cash flow hedge of a benchmark interest rate. The contract was settled on September 1, 2005 with a loss of $1,794. The loss was reflected as a component of accumulated other comprehensive income (loss), net of income taxes of $663, and is being amortized to interest expense over the ten-year life of the private placement borrowing.

On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006. On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812. The forward starting swaps were treated as cash flow hedges of forecasted transactions. The $1,812 loss is reflected as a component of accumulated other comprehensive income (loss), net of income taxes of $634, and is being amortized to interest expense over the respective eleven and twelve year lives of the $50,000 and $25,000 borrowings.

During the year ended March 31, 2007, $145 of expense was recorded in the consolidated statements of earnings related to the interest rate derivatives. At March 31, 2007, $2,075 of net unrealized losses on the interest rate derivatives remains deferred in other comprehensive income (loss).

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

Changes in the warranty liability were as follows:

Years ended March 31	2007	2006

Balance at beginning of year	$10,893	$17,831
Acquisitions	527	500
Accruals for warranties issued in current period	10,775	8,171
Accruals (reversals) related to pre-existing warranties	887	(3,905)
Settlements made	(9,341)	(8,288)
Effect of exchange rate changes	569	(469)
Spin off of Aftermarket business	-	(2,947)
Balance at end of year	$14,310	$10,893

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnifications at March 31, 2007 is not material.

Commitments: At March 31, 2007, the Company had capital expenditure commitments of $30,594. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities. In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

Note 21: Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2005, 2006 and 2007:

	Common stock		Treasury stock at cost
	Shares	Amount	Shares	Amount

Balance, March 31, 2004	34,366	$21,478	(289)	$(7,492)
Purchase of treasury stock	-	-	(51)	(1,591)
Stock options and awards including related tax benefits	505	316	-	-
Balance, March 31, 2005	34,871	21,794	(340)	(9,083)
Purchase of treasury stock	-	-	(64)	(2,129)
Stock repurchase programs	(2,440)	(1,525)	-	-
Stock options and awards including related tax benefits	779	487	-	-
Balance, March 31, 2006	33,210	20,756	(404)	(11,212)
Purchase of treasury stock	(503)	(314)	(49)	(1,256)
Stock options and awards including related tax benefits	165	103	-	-
Balance, March 31, 2007	32,872	$20,545	(453)	$(12,468)

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. No shares were repurchased under the anti-dilution portion of this program during fiscal 2007. On January 26, 2006, the Company announced a second share repurchase program that authorized the repurchase of up to ten percent of the Company’s outstanding shares over the next 18-month period of time. As of March 31, 2007, the repurchase of 503 shares had been completed under this second program at an average cost of $26.38 per share, or a total of $13,263. The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring any shares acquired pursuant to the program, and the retired shares will be returned to the status of authorized but un-issued shares.

The Company continues to evaluate the potential for future purchases under these authorized programs based on its cash capabilities and indebtedness capacity, while balancing its key cash priorities of investment in the business for growth, acquisitions and dividends.

Note 22: Accumulated other comprehensive income (loss)

Comprehensive income (loss) includes net earnings, foreign currency translation adjustments, adjustments to minimum pension liability, net of tax and a loss on the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholder’s equity. The Company’s total comprehensive income (loss) was $68,977, $(14,333) and $83,679 for fiscal 2007, 2006 and 2005, respectively.

The components of accumulated other comprehensive (loss) income at year end were as follows:

March 31	2007	2006

Unrealized foreign currency translation adjustments	$45,617	$20,722
Net loss on derivative instruments designated as cash flow hedge, net of tax	(1,567)	(1,042)
Minimum pension liability adjustments, net of tax	-	(9,663)
Defined benefit plans	(58,829)	-
Accumulated other comprehensive (loss) income	$(14,779)	$10,017

Note 23: Stock purchase, option and award plans

Stock purchase plans: The employee stock ownership plan (ESOP) was closed to additional contributions in 1998, but continues to earn dividends, which may be received in cash, or reinvested in Modine stock. Employees can diversify up to 100% of their stock held in the ESOP and transfer this portion to the 401(k) plan investments.

Stock option and award plans: Effective April 1, 2006, in accordance with SFAS No. 123(R), “Share-Based Payment,” Modine began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. Prior to the adoption of SFAS No. 123(R), the Company was recording compensation expense for restricted awards under the “intrinsic-value-based” method but was not required to record any compensation expense for stock options under the “intrinsic-value-based” method as the grant price of the stock options was equal to the market value of the underlying common stock on the grant date. The effect of this change, from the “intrinsic-value-based method” previously used by the Company to the “fair-value-based” method, on the results for the year ended March 31, 2007 are as follows:

	Year ended March 31, 2007
			Impact on
	Fair	Intrinsic	earnings from
value		value	adoption of
	method	method	SFAS No. 123(R )
Stock-based compensation expense effect on:
Earnings from continuing operations before taxes	($6,721)	($3,176)	($3,545)
Earnings from continuing operations	($4,118)	($1,944)	($2,174)
Net earnings	($4,118)	($1,944)	($2,174)

Earnings per share effect:
Basic earnings per share	($0.13)	($0.06)	($0.07)
Diluted earnings per share	($0.13)	($0.06)	($0.07)

The Company adopted SFAS No. 123(R) using the “modified prospective method” and, as a result, financial results for periods prior to fiscal 2007 were not restated for this accounting change. The modified prospective method requires compensation cost to be recognized beginning on the effective date for (a) all new share-based awards granted after the effective date and to previously issued awards that are modified, repurchased or cancelled after that date and for (b) outstanding share-based awards on the effective date that are unvested because the requisite service period has not been completed. Compensation cost recorded on the unvested awards ((b) above) is based on the grant-date fair value determined under SFAS No. 123 and previously reported in the Company’s pro forma footnote disclosures. Stock-based compensation expense is recognized using the straight-line attribution method and remains unchanged from the method used in prior years except for the requirement under SFAS No. 123(R) to estimate forfeitures rather than record them as they occur. The majority of this expense is reflected in corporate as administrative expense, and has not been allocated to various segments.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated of cash flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits realized for the tax deductions from option exercises and stock award vesting for the year ended March 31, 2007 was $382.

Prior to fiscal 2007, stock-based compensation was recognized by the Company using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of Modine stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for restricted stock awards is recognized as an expense over the vesting period of the award. If the fair-value-based method of accounting for the stock option grants for the periods shown had been applied in accordance with Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", requiring SFAS No. 123 pro forma disclosure, Modine's net earnings and net earnings per share would have been reduced, as summarized in the following table:

Years ended March 31	2006	2005

Earnings from continuing operations, as reported	$60,752	$61,686
Compensation expense for stock awards as reported, net of tax	3,878	1,833
Stock compensation expense under fair value method, net of tax	(5,716)	(4,990)
Earnings from continuing operations, pro forma	$58,914	$58,529

Net earnings, as reported	$7,641	$61,662
Compensation expense for stock awards as reported, net of tax	3,905	1,856
Stock compensation expense under fair value method, net of tax	(5,743)	(5,013)
Net earnings, pro forma	$5,803	$58,505

Net earnings per share from continuing operations (basic), as reported	$1.80	$1.81
Net earnings per share from continuing operations (basic), pro forma	$1.75	$1.72

Net earnings per share (basic), as reported	$0.23	$1.81
Net earnings per share (basic), pro forma	$0.17	$1.72

Net earnings per share from continuing operations (diluted), as reported	$1.78	$1.79
Net earnings per share from continuing operations (diluted), pro forma	$1.73	$1.70

Net earnings per share (diluted), as reported	$0.22	$1.79
Net earnings per share (diluted), pro forma	$0.17	$1.70

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

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares. Shares being repurchased through the share repurchase program are being returned to the status of authorized but un-issued shares. Under the Company’s 2002 Incentive Stock Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, 924 shares and 233 shares, respectively, are available for the granting of additional options and awards.

Stock Options: All stock options granted under the plans described above were vested on April 1, 2006, the date of adoption of SFAS No. 123(R), except for employees who had not completed one year of service. The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2007	2006	2005
Weighted average fair value of options	$6.98	$8.53	$9.00
Risk-free interest rate	4.76%	4.20%	3.70%
Expected volatility of the Company's stock	27.70%	31.20%	36.30%
Expected dividend yield on the Company's stock	2.40%	2.60%	2.90%
Expected life of options - years	5.0	5.0	5.0
Expected pre-vesting forfeiture rate	0%	0%	0%

The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards. The expected dividend yield of the stock is based on the Company’s historical dividend yield. The expected lives of the awards are based on historical patterns and the terms of the options. The pre-vesting forfeiture rate is estimated to be zero as all options vest at grant, except for employees which have not completed one year of service. Historical experience has indicated that employees seldom leave before completing one year of service.

Compensation expense recorded in fiscal 2007 related to stock options was $1,885 which included stock options granted in fiscal 2007 and stock options that were outstanding and unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed. No compensation expense was recorded was fiscal 2006 and 2005 when the Company utilized the intrinsic value method to record stock options granted. The total fair value of stock options vesting during the year ended March 31, 2007 was $2,091. As of March 31, 2007, the total compensation expense not yet recognized related to non-vested stock options was $35 and the weighted average period in which the remaining expense is expected to be recognized is approximately 4 months.

A summary of the stock option activity for the years ended March 31, 2007, 2006 and 2005 are as follows:

Years ended March 31	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year	2,565	$27.10	2,800	$26.93	2,882	$26.08
Granted	247	27.22	329	25.82	351	31.47
Exercised	(140)	20.85	(506)	24.71	(404)	24.70
Forfeited or expired	(169)	27.15	(58)	32.16	(29)	29.13
Outstanding, end of year	2,503	$27.46	2,565	$27.10	2,800	$26.93

Exercisable, end of year	2,495	$27.46	2,514	$27.04	2,787	$26.91

The accompanying table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
		contractual	exercise	intrinsic		exercise	intrinsic
Range of exercise prices	Shares	life (years)	price	value	Shares	price	value
$9.62 - $14.43	10	2.5	$10.09	$135	10	$10.09	$135
$16.12 - $21.17	261	5.8	19.63	854	261	19.63	854
$22.24 - $27.89	878	5.6	24.58	199	870	24.56	199
$28.48 - $33.74	1,354	5.7	30.97	-	1,354	30.97	-
$9.62 - $33.74	2,503	5.6	$27.46	$1,188	2,495	$27.46	$1,188

The aggregate intrinsic value in the preceding table represents the pre-tax difference between the closing price of Modine common shares on the last trading day of the fiscal 2007 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. The aggregate value shown is not recorded for financial statement purposes under SFAS No. 123(R) and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the years ended March 31, 2007, 2006 and 2005 were as follows:

Years ended March 31	2007	2006	2005

Intrinsic value of stock options exercised	$571	$5,182	$2,652
Proceeds from stock options exercised	$2,914	$12,501	$9,940
Tax benefits realized from non-qualified stock options
and disqualified incentive stock option exercises	$145	$1,486	$798

Restricted Stock: A summary of the restricted stock activity for the fiscal years ended March 31, 2007, 2006 and 2005 is as follows:

Years ended March 31	2007		2006		2005
	Weighted	Shares	Weighted	Shares	Weighted	Shares
	average	subject to	average	subject to	average	subject to
	price	restrictions	price	restrictions	price	restrictions
Non-vested at beginning of year	$27.41	433	$25.84	245	$23.17	214
Granted	26.42	68	28.72	272	30.21	102
Vested	26.57	(157)	27.09	(84)	24.01	(71)
Forfeited	26.77	(43)	-	-	-	-
Non-vested at end of year	$27.71	301	$27.41	433	$25.84	245

At March 31, 2007, Modine had approximately $6,853 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted average period of 2.9 years. The amounts charged to operations using straight-line amortization in fiscal 2007, fiscal 2006 and fiscal 2005 were $3,555, $3,905, and $1,856, respectively.

As required by SFAS No.123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.

Restricted Stock - Performance Based Shares: In fiscal 2006, the ONC changed the performance portion of the restricted stock award program lengthening the time horizon to a three-year period and establishing two performance measures - an EPS measure and a Total Shareholder Return (TSR) measure. Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved. A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously. For the years ended March 31, 2007 and 2006, Modine recorded $1,218 and $402, respectively, in compensation expense resulting from the TSR portion of the performance award. Based upon performance calculations performed by management through March 31, 2007, no shares would be issued under the TSR portion of the performance goals. If the TSR portion of the performance goals is not achieved at the end of each three year period compensation expense recorded will not be reversed because awards with a market condition are recognized provided the requisite service period is fulfilled by the employees. No expense was recorded relative to the EPS portion of the performance award based upon current projections of probable attainment of this portion of the award. The fair value of the TSR portion of the award was estimated in fiscal 2007 using a Monte Carlo valuation model. In fiscal 2006, the compensation expense recorded was based upon variable accounting under APB No. 25. Because the fiscal 2006 performance shares were unvested on the adoption date of SFAS No. 123(R), the Monte Carlo method was used to determine the fair value for recording compensation expense in fiscal 2007. The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2006	May 2005
	Grant	Grant

Expected life of award - years	3	3
Risk-free interest rate	4.96%	3.75%
Expected volatility of the Company's stock	31.40%	40.70%
Expected dividend yield on the Company's stock	2.19%	2.13%
Expected forfeiture rate	1.50%	1.50%

At March 31, 2007, Modine had approximately $1,810 of total unrecognized compensation cost related to unvested performance based restricted stock. That cost is expected to be recognized over a weighted average period of 1.7 years.

Note 24: Segment and geographic information

Modine’s product lines consist of heat-transfer components and systems. Modine serves the vehicular, industrial, commercial, and building-HVAC original-equipment markets and the electronics cooling markets. During fiscal 2006, Modine expanded its operating segments principally as a result of the spin off of the Aftermarket business and the elimination of the former Distributed Products segment. Following the spin off, Modine has nine operating segments that have been aggregated into five reportable segments. The reportable segment structure is as follows:

Original Equipment-Americas: Comprised of automotive, truck and heavy-duty original equipment markets in North America and South America.

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

Other: Comprised of the Electronics Cooling business and Fuel Cell business.

Each Modine segment is managed at the group vice-president level and has separate financial results reviewed by its chief operating decision makers. These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among the Company's various businesses. Modine evaluates segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate selling, general and administrative expenses. The significant accounting policies of the segments are the same as those of Modine as a whole. In addition, the segment data is presented on a continuing operations basis, except were noted.

Following is the summary of net sales and earnings from continuing operations before income taxes by segment:

Years ended March 31	2007	2006	2005
Sales :
Original Equipment – Americas	$742,552	$681,954	$590,028
Original Equipment – Asia	218,892	206,885	116,431
Original Equipment – Europe	588,746	539,141	495,581
Commercial HVAC&R	178,534	171,479	102,808
Other	39,796	34,845	37,635
Segment sales	1,768,520	1,634,304	1,342,483
Corporate and administrative	4,500	3,358	3,829
Eliminations	(15,548)	(8,762)	(3,896)
Sales from continuing operations	$1,757,472	$1,628,900	$1,342,416

Operating earnings (loss):
Original Equipment – Americas	$53,848	$82,601	$84,009
Original Equipment – Asia	(942)	(924)	1,936
Original Equipment – Europe	61,962	71,767	61,923
Commercial HVAC&R	7,743	15,131	13,382
Other	(8,110)	(15,200)	(11,301)
Segment earnings	114,501	153,375	149,949
Corporate and administrative	(74,791)	(64,948)	(54,670)
Eliminations	13	141	139
Other items not allocated to segments	(436)	1,972	2,499
Earnings from continuing operations
before income taxes	$39,287	$90,540	$97,917

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

Following is a summary of assets by segment:

March 31	2007	2006
Assets:
Original Equipment – Americas	$323,703	$259,438
Original Equipment – Asia	163,836	155,596
Original Equipment – Europe	369,374	335,508
Commercial HVAC&R	97,619	94,108
Other	15,112	21,752
Corporate and administrative	149,789	194,271
Eliminations	(17,860)	(8,578)
Total assets	$1,101,573	$1,052,095

Assets: Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates, intangibles, prepaid pensions and significant long-lived assets. Eliminations consist primarily of trade and other receivables and property, plant and equipment.

In fiscal 2007, Modine Brazil is included in Original Equipment-Americas segment. The strengthening of the euro against the U.S. dollar increased the value of assets reported in the Original Equipment-Europe segment, from the year before, by approximately 11.0 percent. Additionally, in fiscal 2007 the value of the South Korean won strengthened and increased the value of assets reported in the Original Equipment-Asia segment by approximately 3.1 percent against the U.S. dollar.

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2007	2006	2005
Capital expenditures:
Original Equipment – Americas	$28,825	$19,945	$18,654
Original Equipment – Asia	8,681	5,504	2,916
Original Equipment – Europe	22,096	28,063	33,989
Commercial HVAC&R	6,824	3,946	3,959
Other	1,270	3,486	3,709
Corporate and administrative	15,114	18,341	3,100
Eliminations	(58)	-	-
Capital expenditures - continuing operations	82,752	79,285	66,327
Capital expenditures - discontinued operations	-	585	2,240
Total capital expenditures	$82,752	$79,870	$68,567

March 31	2007	2006	2005
Depreciation and amortization expense:
Original Equipment – Americas	$23,315	$22,628	$20,797
Original Equipment – Asia	6,564	6,370	3,623
Original Equipment – Europe	25,246	23,249	20,732
Commercial HVAC&R	4,501	3,831	2,146
Other	1,390	1,901	3,922
Corporate and administrative	10,187	8,722	9,918
Eliminations	(99)	(114)	(133)
Depreciation and amortization expense - continuing operations	71,104	66,587	61,005
Depreciation and amortization expense - discontinued operations	-	1,594	5,171
Total depreciation and amortization expense	$71,104	$68,181	$66,176

Capital expenditures: The Company reports its segment data, including information with respect to capital expenditures, in the same manner as such information is presented to the chief operating decision maker. In the majority of cases, capital projects in North America are coordinated through engineering staff located at the corporate facilities in Racine, Wisconsin.

Geographic data: Following is a summary of net sales by geographical area:

Years ended March 31	2007	2006	2005
Net sales by country:
United States	$812,407	$831,324	$717,925
Germany	402,505	379,074	336,554
South Korea	209,237	202,640	114,755
Other	333,323	215,862	173,182
Total net sales	$1,757,472	$1,628,900	$1,342,416

Sales: Net sales are attributed to countries based on the location of the selling unit.

Following is a summary of long-lived assets by geographical area:

March 31	2007	2006
Long-lived assets:
United States	$248,379	$309,412
Germany	176,077	161,487
South Korea	81,895	77,888
Other	138,499	91,259
Eliminations	(134)	(146)
Total long-lived assets	$644,716	$639,900

Long-lived assets: Long-lived assets are primarily property, plant and equipment, but also include investments, goodwill and other intangible assets, and other noncurrent assets. The Other category includes long-lived assets acquired in the Modine Brazil acquisition in fiscal 2007. Fiscal 2006 includes pension assets in the United States category, which were written off upon adoption of SFAS No. 158 during fiscal 2007. Eliminations are primarily intercompany sales of property, plant and equipment.

Product Sales: Following is a summary of net sales by product type:

Years ended March 31	2007	2006	2005
Modules/packages	$480,120	$450,710	$416,931
Oil coolers	228,933	223,329	225,060
Vehicular air conditioning	232,334	226,689	140,663
Charge-air coolers	192,398	206,034	160,183
Radiators	243,238	172,693	118,154
EGR coolers	144,115	147,953	134,977
Building HVAC	150,741	141,144	79,599
Electronics	35,191	33,278	35,594
Other	50,402	27,070	31,255
Total net sales	$1,757,472	$1,628,900	$1,342,416

Note 25: Contingencies and litigation

Environmental: The United States Environmental Protection Agency (USEPA) has currently designated the Company as a potentially responsible party (PRP) for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are as follows: Elgin Salvage (Illinois); H.O.D. Landfill (Illinois); Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois) and Dixie Barrel and Drum (Tennessee). These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. The percentage of material allegedly attributable to Modine is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. In three instances, Modine has not received, and may never receive, documentation verifying its involvement and/or its share of waste contributions to the sites. Additionally, the dollar amounts of the claims have not been specified.

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

The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimated. Costs anticipated for the settlement of the currently active sites as indicated above cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste. There are no accruals for off-site cleanup activities, including remediation and legal costs as of March 31, 2007, 2006, and 2005.

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, but will now require investigative and/or remedial work to ensure sufficient environmental protection. These accruals totaled $1,214, $1,102, and $1,204 at March 31, 2007, 2006, and 2005, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities. The environmental accruals established by the Company do not reflect any possible insurance recoveries.

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

On March 26, 2007, Modine Europe GmbH and its affiliates entered into a settlement agreement with Behr GmbH & Co. K.G. in which the entities settled all patent infringement claims between the two entities, including the patent infringement action in the District Court in Mannheim, Federal Republic of Germany, the invalidity suit in the Federal Patent Court in Munich, Federal Republic of Germany and the patent infringement lawsuit in the Federal District Court in Milwaukee, Wisconsin. This settlement did not have a material impact on the Company’s results of operations.

The Company, along with Rohm & Haas Company and Morton International is named as a defendant in seventeen separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”) and in a class action matter that was also filed in the United States District Court, Eastern District of Pennsylvania.  The cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel has threatened to file further personal injury cases.

The Company is in the discovery stage and intends to aggressively defend these cases. As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

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

Note 26: Subsequent events

On May 1, 2007, Modine announced it will explore strategic alternatives for its Electronics Cooling business. This review could result in several scenarios, including the sale of the business at a price and on terms that would represent a better value for Modine’s shareholders than having the business continue to operate as a Modine subsidiary. As a result, the assets and liabilities of the Electronics Cooling business will be classified as held for sale starting in the first quarter of fiscal 2008. Net assets related to the Electronics Cooling business, which are currently recorded in the Other segment, are $10,511 at March 31, 2007. The major categories of assets and liabilities as of March 31, 2007 are as follows:

Cash	$1,239
Trade receivables - net	3,866
Inventories	3,696
Property, plant and equipment - net	2,400
Goodwill	2,745
Other assets	137
Total assets	14,083

Accounts payable	1,596
Accured compensation and employee benefits	824
Other liabilities	1,152
Total liabilities	3,572

Net assets	$10,511

Note 27: Quarterly financial data (unaudited)

Quarterly financial data is summarized below for the fiscal years ended March 31, 2007 and 2006:

Fiscal 2007 quarters ended	June	Sept.	Dec.	March

Net sales	$430,393	$437,512	$467,927	$421,640
Gross profit	76,096	68,511	78,964	58,281
Earnings (loss) from continuing operations (a) (b) (c) (d)	16,297	12,369	16,346	(2,750)
Net earnings (loss)	16,367	12,369	16,346	(2,750)
Earnings (loss) per share of common stock from continuing operations:
Basic	$0.51	$0.38	$0.51	$(0.09)
Diluted	0.51	0.38	0.51	(0.09)
Net earnings (loss) per share of common stcok
Basic	$0.51	$0.38	$0.51	$(0.09)
Diluted	0.51	0.38	0.51	(0.09)

Fiscal 2006 quarters ended	June	Sept.	Dec.	March

Net sales	$396,838	$404,152	$411,030	$416,880
Gross profit	80,272	79,786	80,212	69,336
Earnings from continuing operations (e) (f) (g) (h)	20,698	14,322	13,075	12,657
Net earnings (loss)	20,751	(39,342)	13,518	12,714
Earnings per share of common stock from continuing operations:
Basic	$0.60	$0.42	$0.39	$0.39
Diluted	0.60	0.41	0.38	0.38
Net earnings (loss) per share of common stock
Basic	$0.60	$(1.14)	$0.40	$0.39
Diluted	0.60	(1.14)	0.40	0.38

(a)  The 1st quarter of fiscal 2007 includes an income tax benefit of $3,600 related to net operating losses in Brazil that were previously unavailable.
(b)  The 2nd quarter of fiscal 2007 includes an income tax benefit of $8,000 based on worthless stock of the Company’s Taiwan business upon the closure of this facility.
(c)  The 3rd quarter of fiscal 2007 includes an income tax benefit of $2,723 for research and development tax credits.
(d)  Fiscal 2007 includes restructuring and other repositioning costs incurred of $2,071 in the 1st quarter, $4,544 in the 2nd quarter, $3,566 in the 3rd quarter, and $3,039 in the 4th quarter.
(e)  The 3rd quarter of fiscal 2006 includes an income tax expense of $2,010 related to the December 2005 repatriation of $84,844 pursuant to the Jobs Creation Act.
(f)  The 4th quarter of fiscal 2006 includes a $3,557 impairment charge included within the other segment.
(g)  The 4th quarter of fiscal 2006 includes an income tax benefit of $4,376 for research and development tax credits.
(h)  The 4th quarter of fiscal 2006 includes a charge of approximately $2,500 related to an early retirement program entered into in our Original Equipment-Asia segment.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

We have completed integrated audits of Modine Manufacturing Company’s 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) and Item 15(a) (2), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and defined benefit pension and postretirement plans in 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Radiadores Visconde Ltda from its assessment of internal control over financial reporting as of March 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Radiadores Visconde from our audit of internal control over financial reporting. Radiadores Visconde is a wholly-owned subsidiary whose total assets and total revenues represent 6.9 percent and 4.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2007.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 29, 2007

1

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective as of March 31, 2007.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment and the above referenced criteria, management concluded that, as of March 31, 2007, the Company’s internal control over financial reporting was effective.

Management has excluded the Modine Brazil business from its assessment of internal control over financial reporting as of March 31, 2007 because it was acquired by the Company in a purchase business combination during fiscal 2007. This wholly-owned subsidiary has total assets and net sales which represent 6.9 percent and 4.4 percent, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, and the effectiveness of internal control over financial reporting as of March 31, 2007 as stated in their report appearing in Item 8 of this report, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, there was no change in Modine’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors. The information appearing in the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 18, 2007 (the “2007 Annual Meeting Proxy Statement”) under the caption “Election of Directors” is incorporated herein by reference.

Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the 2007 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics. The information appearing in the 2007 Annual Meeting Proxy Statement under the caption “Corporate Governance - Code of Ethics” is incorporated herein by reference. The Company's Code of Ethics (labeled as the Guideline for Business Conduct) is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters. The Board of Directors has approved charters for its Audit Committee, Officer Nomination & Compensation Committee, Pension Committee and Corporate Governance and Nominating Committee.

Audit Committee Financial Expert. The information appearing in the 2007 Annual Meeting Proxy Statement under the caption “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the 2007 Annual Meeting Proxy Statement under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” are incorporated herein by reference.

Guidelines on Corporate Governance. The Board of Directors has adopted the Guidelines on Corporate Governance. The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The information appearing in the 2007 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates” is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2007 Annual Meeting Proxy Statement under the captions “Executive Compensation”; “Roles of the Board’s Committees: Officer and Compensation Committee: Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” are incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management”, and under the caption “Equity Compensation Plan Information,” in the 2007 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2007 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2007 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2007 and 2006”.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Earnings for the years ended March 31, 2007, 2006 and 2005	63
Consolidated Balance Sheets at March 31, 2007 and 2006	64
Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005	65
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2007, 2006 and 2005	66
Notes to Consolidated Financial Statements 30 - 46	67-120
Report of Independent Registered Public Accounting Firm 46	121-122

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	129

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	130-134

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

Date: May 29, 2007	Modine Manufacturing Company By: /s/David B. Rayburn David B. Rayburn, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

/s/David B. Rayburn David B. Rayburn, President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2007

/s/Bradley C. Richardson Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2007

/s/Dean R. Zakos Dean R. Zakos, Vice President, General Counsel and Secretary	May 29, 2007

/s/Charles P. Cooley Charles P. Cooley, Director	May 29, 2007

/s/Richard J. Doyle Richard J. Doyle, Director	May 29, 2007

/s/Frank P. Incropera Frank P. Incropera, Director	May 29, 2007

/s/Frank W. Jones Frank W. Jones, Director	May 29, 2007

/s/Dennis J. Kuester Dennis J. Kuester, Director	May 29, 2007

/s/Vincent L. Martin Vincent L. Martin, Director	May 29, 2007

/s/Gary L. Neale Gary L. Neale, Director	May 29, 2007

/s/Marsha C. Williams Marsha C. Williams, Director	May 29, 2007

/s/Michael T. Yonker Michael T. Yonker, Director	May 29, 2007

 MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2007, 2006 and 2005
($ In Thousands)

Column A	Column B	Column C				Column D			Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts			Deductions			Balance at End of Period

2007: Allowance for Doubtful Accounts	$1,511	$(188)	$606	(B	)	$250	(A	)	$1,679
Valuation Allowance for Deferred Tax Assets	$3,303	$494	$47	(B	)	$-			$3,844

2006: Allowance for Doubtful Accounts	$3,213	$(253)	$(395)	(B	)	$1,054	(A	)	$1,511
Valuation Allowance for Deferred Tax Assets	$3,871	$(462)	$(106)	(B	)	$-			$3,303

2005: Allowance for Doubtful Accounts	$3,505	$1,695	$78	(B	)	$2,065	(A	)	$3,213
Valuation Allowance for Deferred Tax Assets	$3,132	$568	$171	(B	)	$-			$3,871

Notes:
(A) Bad debts charged off during the year
(B) Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2007 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
2.1	Asset Purchase Agreement between Modine Manufacturing Company and WiniaMando Inc.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 30, 2004.

2.2	Agreement and Plan of Merger, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to Registrant's Current Report on Form 8-K dated January 31, 2005 (“Jan. 31, 2005 8-K”).

2.3	Contribution Agreement, dated as of January 31, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holdings, Inc. and Transpro. Inc.	Exhibit 2.2 to Jan. 31, 2005 8-K.

2.4	Share Purchase Agreement between the shareholders of Airedale International Air Conditioning Limited, Modine U.K. Dollar Limited and Modine Manufacturing Company.	Exhibit 2(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005 (“2005 10-K”).

2.5	Amendment to Agreement and Plan of Merger, dated as of June 16, 2005, by and among Modine Manufacturing Company, Modine Aftermarket Holding, Inc., and Transpro, Inc.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 16, 2005.

3.1	Restated Articles of Incorporation.	Exhibit 3(a) to Registrant’s Form 10-Q for the quarter ended June 26, 2005.

3.2	Bylaws.		X

4.1	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4.2	Restated Articles of Incorporation.	See Exhibit 3.1 hereto.

4.3**	Amended and Restated Bank One Credit Agreement dated October 27, 2004.	Exhibit 4(c) to Registrant’s Form 10-Q for the quarter ended September 26, 2004.

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

4.6
Note Purchase Agreement among Modine Manufacturing Company (“Modine”) and the Purchasers for the issuance and sale by Modine of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2006

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Employment Agreement between the Registrant and David B. Rayburn dated May 16, 2001.	Exhibit 10(c) to Registrant’s Form 10-K for the fiscal year ended March 31, 2001 (“2001 10-K”).

10.3*	Employment Agreement between the Registrant and Bradley C. Richardson dated May 12, 2003.***

10.4*	Employment Agreement between the Registrant and Anthony C. De Vuono dated May 16, 2001.***

10.5*	Change in Control and Termination Agreement between the Registrant and David B. Rayburn.	Exhibit 10(e) to Registrant’s Form 10-K for the fiscal year ended March 31, 2004 (“2004 10-K”).

10.6*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than David B. Rayburn, Thomas A. Burke and Bradley C. Richardson.	Exhibit 10(f) to 2004 10-K.

10.7*	Form of Executive Employment Agreement between the Registrant and Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 31, 2005.

10.8*	Employment Agreement, dated April 20, 2006, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10 to Registrant’s Current Report on Form 8-K dated April 20, 2006.

10.9*	1985 Incentive Stock Plan (as amended).	Exhibit 10(j) to 2002 10-K.

10.10*	2005 Stock Incentive Plan for Non-Employee Directors.	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.11*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.12*	Modine Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.13*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.14*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to 2001 10-K.

10.15*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10.16*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10.17*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.18*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 200110-K.

10.19*	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan.	Exhibit 10(ae) to 2001 10-K.

10.20*	Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10.21*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10.22*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Proxy Statement dated June 7, 2002.

10.23*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10.24*	Form of Stock Award Plan.****	Exhibit 10(p) to 2001 10-K.

10.25*	Description of Modine’s Management Compensation Program.	Exhibit 10(w) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005.

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Certification of David B. Rayburn, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of David B. Rayburn, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

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

***   Employment agreement is not materially different from the Employment Agreement between the Registrant and David B. Rayburn filed herewith.

****   Each year the Company enters into a Stock Award Plan, the terms of which are not materially different from the form agreement included herewith.