Form 10-Q
period 2007-06-26
MODINE MANUFACTURING CO
filed 2007-08-01
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2007

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,897,352 at July 27, 2007.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 26, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 26
	2007	2006
Net sales	$444,073	$421,918
Cost of sales	373,103	343,884
Gross profit	70,970	78,034
Selling, general, and administrative expenses	54,962	53,059
Restructuring (income) charges	(240)	90
Income from operations	16,248	24,885
Interest expense	(2,789)	(2,010)
Other income – net	4,129	1,539
Earnings from continuing operations before income taxes	17,588	24,414
Provision for income taxes	5,192	3,513
Earnings from continuing operations	12,396	20,901
Earnings (loss) from discontinued operations (net of income taxes)	254	(4,604)
Cumulative effect of accounting change (net of income taxes)	-	70
Net earnings	$12,650	$16,367

Earnings per share of common stock – basic:
Continuing operations	$0.39	$0.65
Earnings (loss) from discontinued operations	-	(0.14)
Cumulative effect of accounting change	-	-
Net earnings – basic	$0.39	$0.51

Earnings per share of common stock – diluted:
Continuing operations	$0.39	$0.65
Earnings (loss) from discontinued operations	-	(0.14)
Cumulative effect of accounting change	-	-
Net earnings – diluted	$0.39	$0.51

Dividends per share	$0.175	$0.175

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 26, 2007 and March 31, 2007
(In thousands, except per share amounts)
(Unaudited)
	June 26, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,636	$21,227
Short term investments	3,050	3,001
Trade receivables, less allowance for doubtful accounts of $1,585 and $1,512	269,808	248,493
Inventories	116,647	108,217
Assets held for sale	8,661	9,256
Deferred income taxes and other current assets	80,397	66,663
Total current assets	501,199	456,857
Noncurrent assets:
Property, plant, and equipment – net	514,097	514,949
Investment in affiliates	19,352	18,794
Goodwill	65,762	64,284
Intangible assets – net	11,169	11,137
Assets held for sale	5,935	9,281
Other noncurrent assets	29,740	26,271
Total noncurrent assets	646,055	644,716
Total assets	$1,147,254	$1,101,573
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$-	$344
Long-term debt – current portion	3,156	3,149
Accounts payable	195,262	194,734
Accrued compensation and employee benefits	63,209	58,977
Income taxes	8,161	14,358
Liabilities of business held for sale	3,530	3,478
Accrued expenses and other current liabilities	36,564	32,913
Total current liabilities	309,882	307,953
Noncurrent liabilities:
Long-term debt	195,843	175,856
Deferred income taxes	19,749	18,291
Pensions	48,319	48,847
Postretirement benefits	27,921	27,960
Liabilities of business held for sale	95	94
Other noncurrent liabilities	38,949	29,305
Total noncurrent liabilities	330,876	300,353
Total liabilities	640,758	608,306
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,872 shares, respectively	20,545	20,545
Additional paid-in capital	62,874	61,240
Retained earnings	444,721	439,318
Accumulated other comprehensive loss	(7,852)	(14,779)
Treasury stock at cost: 470 and 453 shares	(12,880)	(12,468)
Deferred compensation trust	(912)	(589)
Total shareholders' equity	506,496	493,267
Total liabilities and shareholders' equity	$1,147,254	$1,101,573

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 26, 2007 and 2006
(In thousands)
(Unaudited)
	Three months ended June 26
	2007	2006

Cash flows from operating activities:
Net earnings	$12,650	$16,367
Adjustments to reconcile net earnings with net cash (used for)
provided by operating activities:
Depreciation and amortization	19,225	17,285
Other – net	(4,225)	(119)
Net changes in operating assets and liabilities, excluding
acquisitions and dispositions	(28,895)	(27,444)
Net cash (used for) provided by operating activities	(1,245)	6,089

Cash flows from investing activities:
Expenditures for property, plant and equipment	(13,974)	(18,081)
Acquisitions, net of cash acquired	-	(10,950)
Proceeds from dispositions of assets	3,320	18
Settlement of derivative contracts	1,322	-
Other – net	232	2
Net cash used for investing activities	(9,100)	(29,011)

Cash flows from financing activities:
Short-term debt	(454)	(790)
Additions to long-term debt	34,606	56,000
Reductions of long-term debt	(14,661)	(32,457)
Book overdrafts	(2,296)	(1,418)
Repurchase of common stock, treasury and retirement	(412)	(8,703)
Cash dividends paid	(5,671)	(5,687)
Other – net	25	(114)
Net cash provided by financing activities	11,137	6,831

Effect of exchange rate changes on cash	617	(429)
Net increase (decrease) in cash and cash equivalents	1,409	(16,520)

Cash and cash equivalents at beginning of period	21,227	30,798
Cash and cash equivalents at end of period	$22,636	$14,278

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission.  The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2007.

Note 2: Significant Accounting Policies

Discontinued operations and assets held for sale:  The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale.  Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.  During the three months ended June 26, 2007, the Company classified the Electronics Cooling business as held for sale and as a discontinued operation.  See Note 12 for further discussion.

Accounting standards changes and new accounting pronouncements: In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements.  The Company adopted FIN 48 as of April 1, 2007 which resulted in the recognition of an additional liability of $1,548 for previously unrecognized tax benefits, with a corresponding adjustment to retained earnings.   See Note 6 for further discussion.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).  The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of March 31, 2007 which did not have an adverse impact on existing loan covenants.  SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009.  The Company will adopt the year-end measurement date for its pension and postretirement plans in fiscal 2008 using the prospective method.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect on the election.  SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009.  Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements.

Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended June 26, 2007 and 2006 were $1,836 and $2,033, respectively.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 26, 2007 and 2006 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 26,	2007	2006	2007	2006
Service cost	$788	$1,106	$83	$97
Interest cost	3,808	3,787	447	482
Expected return on plan assets	(4,699)	(4,764)	-	-
Amortization of:
Unrecognized net loss	1,548	1,428	122	128
Unrecognized prior service cost	(24)	-	-	-
Unrecognized net asset	(7)	(7)	-	-
Net periodic benefit cost	$1,414	$1,550	$652	$707

Note 4: Stock-Based Compensation

Modine adopted SFAS No. 123(R) effective April 1, 2006.  SFAS No. 123(R) requires that the cost of stock-based compensation be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation consists of stock options and restricted stock granted for retention and performance.  Upon adoption, management made an estimate (based upon historical rates) of expected forfeitures and recognized compensation costs for those restricted shares expected to vest.  A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.  Modine recognized stock-based compensation cost of $1,355 and $1,197 for the three months ended June 26, 2007 and 2006, respectively.  No expense has been recorded relative to the earnings per share portion of the performance award based upon current projections of probable attainment of this portion of the award.

The following table presents by type the fair market value of stock-based compensation awards granted during the three months ended June 26, 2007 and 2006:

	Three months ended June 26,
	2007		2006
	Number	Fair Value	Number	Fair Value
Type of award	Granted	Per Award	Granted	Per Award
Common stock options	0.3	$5.30	-	$-
Restricted common stock - retention	-	$-	-	$-
Restricted common stock - performance	79.9	$23.60	66.7	$29.75
(Total shareholder return - portion only)

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Three months ended June 26,
	2007		2006
	Options	Performance Awards	Performance Awards
Expected life of awards in years	5	3	3
Risk-free interest rate	4.58%	4.57%	4.96%
Expected volatility of the Company's stock	28.51%	29.60%	31.40%
Expected dividend yield on the Company's stock	3.32%	2.88%	2.19%
Expected forfeiture rate	1.50%	1.50%	1.50%

As of June 26, 2007, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$17	0.3
Restricted common stock - retention	5,951	2.7
Restricted common stock - performance	3,185	2.4
Total	$9,153	2.6

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended June 26
	2007	2006
Equity in earnings of non-consolidated affiliates	$ 687	$ 1,035
Interest income	242	284
Foreign currency transactions	3,138	45
Other non-operating income - net	62	175
Total other income - net	$ 4,129	$ 1,539

Foreign currency transactions for the three months ended June 26, 2007 is primarily comprised of foreign currency transaction gains on inter-company loans denominated in a foreign currency in Brazil.  See Note 14 for further discussion.

Note 6: Income Taxes

During the three months ended June 26, 2007 and 2006, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 29.5 percent and 14.4 percent, respectively.  During the first quarter of fiscal 2008, the Company recorded income tax expense of $736 (4.2 percent impact on effective tax rate) which related to the prior fiscal year.  This net adjustment was made in the first quarter of fiscal 2008 as it was deemed insignificant to the reported results of operations for fiscal 2007 and estimated results for fiscal 2008.  This adjustment was offset by a decrease in foreign income taxes resulting from a favorable mix between foreign and domestic income as well as among foreign jurisdictions and a favorable impact relating to a research and development credit.  During the first quarter of fiscal 2007, the Company recorded an approximate $3,600 tax benefit related to the utilization of net operating losses in Brazil that were previously unavailable.

The following is a reconciliation of the effective tax rate for the three months ended June 26, 2007 and 2006:

	Three months ended June 26
	2007	2006
Statutory federal tax	35.0%	35.0%
Taxes on non-U.S. earnings and losses	(7.6)	(4.7)
Research and development tax credit	(2.1)	-
Stock options	3.3	-
Net operating losses in Brazil	-	(14.6)
Other	0.9	(1.3)
Effective tax rate	29.5%	14.4%

After adoption of FIN 48 on April 1, 2007, the Company’s total gross liability for unrecognized tax benefits was $8,587.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5,757.  Included in this amount are $541 of accrued penalties and $770 of accrued interest.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During the three months ended June 26, 2007, the Company recorded interest and penalties of $59.  There is no material change to the amount of unrecognized tax benefits during the three months ended June 26, 2007.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits during the remainder of fiscal 2008.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria                                                  Fiscal 2000 – 2007
Brazil                                                      Fiscal 2002 – 2006
Germany                                                Fiscal 2000 – 2007
Korea                                                     Fiscal 2004 – 2007
United States                                        Fiscal 2004 – 2007

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended June 26
	2007	2006
Numerator:
Earnings from continuing operations	$12,396	$20,901
Earnings (loss) from discontinued operations	254	(4,604)
Cumulative effect of accounting change	-	70
Net earnings	$12,650	$16,367
Denominator:
Weighted average shares outstanding – basic	32,112	32,213
Effect of dilutive securities	57	133
Weighted average shares outstanding – diluted	32,169	32,346

Net earnings per share of common stock – basic:
Continuing operations	$0.39	$0.65
Earnings (loss) from discontinued operations	-	(0.14)
Cumulative effect of accounting change	-	-
Net earnings – basic	$0.39	$0.51

Net earnings per share of common stock – diluted:
Continuing operations	$0.39	$0.65
Earnings (loss) from discontinued operations	-	(0.14)
Cumulative effect of accounting change	-	-
Net earnings – diluted	$0.39	$0.51

The calculation of diluted earnings per share excluded 1,822 and 1,512 stock options for the three months ended June 26, 2007 and 2006, respectively, as these stock options were anti-dilutive.  The calculation of diluted earnings per share also excludes 210 and 277 restricted stock awards for the three months ended June 26, 2007 and 2006, respectively, as these awards were anti-dilutive.

Note 8: Comprehensive Earnings

Comprehensive earnings, which represents net earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended June 26
	2007	2006
Net earnings	$12,650	$16,367
Foreign currency translation	7,353	12,570
Cash flow hedges	(1,400)	(391)
Change in SFAS No. 158 benefit plan adjustment	974	-
Total comprehensive earnings	$19,577	$28,546

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	June 26, 2007	March 31, 2007
Raw materials and work in process	$87,945	$79,904
Finished goods	28,702	28,313
Total inventories	$116,647	$108,217

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 26, 2007	March 31, 2007
Gross property, plant and equipment	$1,062,211	$1,043,698
Less accumulated depreciation	(548,114)	(528,749)
Net property, plant and equipment	$514,097	$514,949

Note 11: Restructuring, Plant Closures and Other Related Costs

In fiscal 2007, Modine announced a global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits.  The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities into its technology center in Racine, Wisconsin; offered a voluntary enhanced early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced various facility closings within North America.

The Company has incurred $3,378 of one-time termination benefits, $663 of pension curtailment charges and $6,852 of other closure costs to-date related to these plans.  Total additional costs which are anticipated to be incurred through fiscal 2009 are approximately $7,000; consisting of $200 of employee-related costs and $6,800 of other-related costs such as equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $7,100 are anticipated to be incurred related to these plans.

The accrued restructuring liability for the three months ended June 26, 2007 and 2006 was comprised of the following related to the above-described restructuring activities:

	Three months ended June 26
	2007	2006
Termination Benefits:
Balance, April 1	$2,313	$-
Additions	209	90
Adjustments	(449)	-
Payments	(176)	-
Balance, June 26	$1,897	$90

The following is the summary of restructuring and other repositioning costs recorded related to the announced programs during the three months ended June 26, 2007 and 2006:

	Three months ended June 26
	2007	2006
Restructuring (income) charges:
Employee severance and related benefits	$(240)	$90

Other repositioning costs:
Special termination benefits - early retirement	-	364
Miscellaneous other closure costs	450	40
Total other repositioning costs	450	404

Total restructuring and other repositioning costs	$210	$494

The total restructuring and other repositioning costs of $210 for the three months ended June 26, 2007 was recorded in the consolidated statement of earnings as follows: $450 was recorded as a component of cost of sales and $240 was recorded as restructuring income.  The Company accrues severance in accordance with its written plan and procedures.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.  The total restructuring and other repositioning costs of $494 for the three months ended June 26, 2006 was recorded in the consolidated statement of earnings as follows: $40 was recorded as a component of cost of sales, $364 was recorded as a component of selling, general and administrative expenses and $90 was recorded as restructuring charges.

Note 12: Discontinued Operations and Assets Held for Sale

On May 1, 2007, Modine announced it would explore strategic alternatives for its Electronics Cooling business.  This review resulted in the Company actively marketing this business for sale at a price and on terms that will represent a better value for Modine’s shareholders than having the business continue to operate as a Modine subsidiary.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The Electronics Cooling business was formerly presented as part of the Other segment.  See Note 18 for further discussion on segments.  The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of earnings for all periods presented.

At March 31, 2007, the Richland, South Carolina assets totaled $3,315 and consisted of land, building and associated improvements.  These assets, which were recorded in the Original Equipment – North America segment, were classified as assets held for sale in the consolidated balance sheet at March 31, 2007. These assets were sold during the first quarter of fiscal 2008.

The major classes of assets and liabilities held for sale at June 26, 2007 and March 31, 2007 included in the consolidated balance sheets were as follows:

	June 26, 2007	March 31, 2007
Assets held for sale:
Receivables - net	$3,974	$3,866
Inventories	2,952	3,695
Other current assets	1,735	1,695
Total current assets held for sale	8,661	9,256
Property, plant and equipment - net	2,319	5,715
Goodwill	2,782	2,745
Other noncurrent assets	834	821
Total nonccurent assets held for sale	5,935	9,281
Total assets held for sale	$14,596	$18,537

Liabilities of business held for sale:
Accounts payable	$1,683	$1,596
Accrued expenses and other current liabilities	1,847	1,882
Total current liabilities of business held for sale	3,530	3,478
Other noncurrent liabilities	95	94
Total liabilities of business held for sale	$3,625	$3,572

In addition, the Electronics Cooling business had cash of $1,398 and $1,239 at June 26, 2007 and March 31, 2007, respectively, that was included in cash and cash equivalents on the consolidated balance sheets.

The following results of the Electronics Cooling business have been presented as earnings (loss) from discontinued operations in the consolidated statement of earnings:

	Three months ended June 26
	2007	2006

Net sales	$7,544	$8,475
Cost of sales and other expenses	7,241	13,205
Earnings (loss) before income taxes	303	(4,730)
Provision for (benefit from) income taxes	49	(126)
Earnings (loss) from discontinued operations	$254	$(4,604)

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2008, by segment and in the aggregate, are summarized in the following table:

	OE -	OE -	OE - North	South	Commercial
	Asia	Europe	America	America	Products	Total

Balance, March 31, 2007	$523	$8,817	$23,769	$11,634	$19,541	$64,284
Fluctuations in foreign currency	-	148	-	1,208	122	1,478
Balance, June 26, 2007	$523	$8,965	$23,769	$12,842	$19,663	$65,762

Intangible assets are comprised of the following:
	June 26, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,502)	$449	$3,951	$(3,437)	$514
Trademarks	10,587	(1,485)	9,102	10,523	(1,301)	9,222
Other intangibles	467	(194)	273	423	(157)	266
Total amortized intangible assets	15,005	(5,181)	9,824	14,897	(4,895)	10,002
Unamortized intangible assets:
Tradename	1,345	-	1,345	1,135	-	1,135
Total intangible assets	$16,350	$(5,181)	$11,169	$16,032	$(4,895)	$11,137

Amortization expense for the quarters ended June 26, 2007 and 2006 was $313 and $184, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2008 through 2013 and beyond is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2008	$793
2009	1,055
2010	799
2011	799
2012	721
2013 & Beyond	5,657

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 26, 2007 and March 31, 2007, approximately 53 percent of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below 1% of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies: The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At June 26, 2007, the Company had a 28.9 billion won ($31,192 U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012.  On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan.  This collar was settled on August 29, 2006 for a loss of $1,139.  On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan.

At June 26, 2007, the Company had inter-company loans totaling $23,041 to its wholly owned subsidiary, Modine Brazil, with various maturity dates through February 2009.  On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan.  This collar has an expiration date of March 31, 2008.  The Company recognized approximately $3,000 of foreign currency exchange gains on this inter-company loan during the first quarter of fiscal 2008 prior to entering into the zero cost collar.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum.  During fiscal 2007, the Company also entered into futures contracts related to forecasted purchases of natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the first quarter of fiscal 2008 and 2007, $1,322 and $225, respectively, of income was recorded in the consolidated statements of earnings related to the settlement of certain futures contracts.  At June 26, 2007, $1,014 of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next seven months.

Interest rate derivatives:  On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on December 29, 2005.  The contract was settled on December 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offerings that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss) and are being amortized to interest expense over the respective lives of the borrowings.

During the three months ended June 26, 2007 and 2006, $122 and $27 of expense, respectively, was recorded in the consolidated statements of earnings related to the amortization of the interest rate derivative losses.  At June 26, 2007, $1,953 of net unrealized losses remains deferred in accumulated other comprehensive income (loss).

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

Changes in the warranty liability were as follows:

	Three months ended June 26
	2007	2006

Balance, March 31	$13,843	$10,893
Acquisitions	-	528
Accruals for warranties issued in current period	1,639	1,781
Reversals related to pre-existing warranties	(105)	(2)
Settlements made	(2,237)	(2,876)
Effect of exchange rate changes	267	243
Balance, June 26	$13,407	$10,567

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period.  The fair value of the Company’s outstanding indemnification agreements at June 26, 2007 was not material.

Commitments: At June 26, 2007, the Company had capital expenditure commitments of $33,030.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America.  The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities.  In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Note 17: Share Repurchase Program

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors.  The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company.  No shares were repurchased under the anti-dilution portion of this program during the three months ended June 26, 2007 and 2006.  On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time.  There were no shares purchased under this program during the three months ended June 26, 2007.  During the three months ended June 26, 2006, 290 shares were purchased under this program at an average cost of $28.48 per share, or a total of $8,261.  The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions.  The Company is retiring shares acquired pursuant to the programs, and the retired shares are being returned to the status of authorized but un-issued shares.

Note 18: Segment Information

Modine’s product lines consist of heat-transfer components and systems.  Modine serves the vehicular; industrial; building heating, ventilating and air conditioning; and fuel cell original-equipment markets.  During the first quarter of fiscal 2008, the Company implemented certain management reporting changes which resulted in the following changes in Modine’s reportable segments:

•	The Brazilian operation was reported in the newly established South America segment;

•	The Original Equipment – Americas segment was renamed Original Equipment – North America;

•	Certain support departments previously included within Corporate and administrative were realigned into the Original Equipment – North America segment;

•	The Commercial HVAC&R segment name was changed to Commercial Products; and

•
The Electronics Cooling business, previously reported in the Other segment, was presented as a discontinued operation.  Therefore, the only remaining operation within the Other segment is the Fuel Cell business, which is now reported as a separate segment.

In conjunction with the above changes, the previously reported segment results have been restated for comparative purposes.  Based on the above changes, the Company has six reportable segments, as follows:

Original Equipment – Asia
Comprised of vehicular and industrial original equipment products in Asia.

Original Equipment – Europe
Comprised of vehicular and industrial original equipment products in Europe.

Original Equipment – North America
Comprised of vehicular and industrial original equipment products in North America.

South America
Comprised of vehicular and industrial original equipment products and aftermarket products in South America.

Commercial Products
Comprised of building heating, ventilating and air conditioning products throughout the world.

Fuel Cell
Comprised of global fuel cell products.

Each Modine segment is managed at the regional vice-president or managing director level and has separate financial results reviewed by the Company’s chief operating decision makers.  These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among the Company’s various businesses.  The segment results include certain allocations of Corporate selling, general and administrative expenses, and the significant accounting policies of the segments are the same as those of Modine as a whole.  In addition, the segment data is presented on a continuing operations basis, except where noted.

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

Quarter ended June 26,	2007	2006
Sales :
Original Equipment - Asia	$71,166	$55,933
Original Equipment - Europe	177,406	147,186
Original Equipment - North America	128,150	172,178
South America	28,611	7,958
Commercial Products	44,275	39,359
Fuel Cell	439	917
Segment sales	450,047	423,531
Corporate and administrative	1,301	1,053
Eliminations	(7,275)	(2,666)
Sales from continuing operations	$444,073	$421,918

Operating earnings (loss):
Original Equipment - Asia	$895	$1,007
Original Equipment - Europe	23,968	19,188
Original Equipment - North America	1,043	18,132
South America	2,267	515
Commercial Products	1,647	1,750
Fuel Cell	(651)	(39)
Segment earnings	29,169	40,553
Corporate and administrative	(12,962)	(15,688)
Eliminations	41	20
Other items not allocated to segments	1,340	(471)
Earnings from continuing operations
before income taxes	$17,588	$24,414

	June 26, 2007	March 31, 2007
Assets:
Original Equipment - Asia	$175,797	$163,836
Original Equipment - Europe	391,631	369,374
Original Equipment - North America	249,142	244,942
South America	87,091	76,367
Commercial Products	101,580	97,619
Fuel Cell	1,001	1,007
Corporate and administrative	145,535	148,425
Assets held for sale	14,596	18,537
Eliminations	(19,119)	(18,534)
Total assets	$1,147,254	$1,101,573

Note 19: Contingencies and Litigation

Environmental: At present, the United States Environmental Protection Agency has designated the Company as a potentially responsible party for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. The Company's potential liability at these sites is significantly less than the total site remediation costs because the percentage of material attributable to Modine is relatively low. These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. The Company accrues costs associated with environmental matters, on an undiscounted basis, when they become probable and reasonably estimated. Costs anticipated for the settlement of the currently active sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste.

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands. These accruals relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, but will now require investigative and/or remedial work to ensure sufficient environmental protection.  These accruals totaled $1,119 and $1,214 at June 26, 2007 and March 31, 2007, respectively, and are recorded in accrued expenses and other current liabilities and other noncurrent liabilities.  The environmental accruals established by the Company do not reflect any possible insurance recoveries.

Other Litigation:  The Company, along with Rohm & Haas Company and Morton International, is named as a defendant in eighteen separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”) and in a class action matter that was filed in the United States District Court, Eastern District of Pennsylvania.  The cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel has threatened to file further personal injury cases.  The Company is in the discovery stage and intends to aggressively defend these cases.  As the potential outcome of these matters is currently uncertain, the Company has not recorded a liability in its consolidated financial statements.

In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment of 10,193 pesos (approximately $946) based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling (which is appealable) from the Federal Tax Court subsequent to the end of the first quarter of fiscal 2008.  The Company has accrued $183 at June 26, 2007 which includes an estimate of the tariffs the Company may eventually owe upon settlement of the case.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 26, 2007 refers to the first quarter of fiscal 2008.  Our subsidiaries located outside of the United States primarily report results with a one month lag.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2008 were $444.1 million, representing a 5.3 percent increase from the first quarter of fiscal 2007.  The growth in revenues was driven by foreign currency exchange rate changes and strength in Europe, Asia and South America sales volumes.  These strong volumes were partially offset by reduced North American sales volumes based on decreased build rates in the heavy duty truck market following the January 1, 2007 emissions law changes.  Earnings from continuing operations decreased $8.5 million from the first quarter of fiscal 2007 driven by changes in our product mix toward lower margin products with the reduction in North American heavy duty truck volumes and a decrease in gross margin related to higher copper, aluminum and steel prices.  The Company is starting to experience some preliminary signs of material costs stabilizing with recent decreases in nickel prices.  Earnings from continuing operations was positively impacted in the first quarter of fiscal 2007 by the recognition of a $3.6 million income tax benefit related to Brazilian net operating losses that were previously unavailable to the Company, but which became available in conjunction with the acquisition of the remaining 50 percent of Modine Brazil effective May 4, 2006.  During the first quarter of fiscal 2008, the Electronics Cooling business was classified as a discontinued operation, and has been excluded from the results of continuing operations.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 26, 2007 and 2006:

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	444.1	100.0%	421.9	100.0%
Cost of sales	373.1	84.0%	343.9	81.5%
Gross profit	71.0	16.0%	78.0	18.5%
Selling, general and administrative expenses	55.0	12.4%	53.1	12.6%
Restructuring income	(0.2)	0.0%	-	-
Income from operations	16.2	3.6%	24.9	5.9%
Interest expense	(2.8)	-0.6%	(2.0)	-0.5%
Other income - net	4.2	0.9%	1.5	0.4%
Earnings from continuing operations before income taxes	17.6	4.0%	24.4	5.8%
Provision for income taxes	5.2	1.2%	3.5	0.8%
Earnings from continuing operations	12.4	2.8%	20.9	5.0%

First quarter net sales of $444.1 million were 5.3 percent higher than the $421.9 million reported in the first quarter of last year.  The increase in revenues was driven by foreign currency exchange rate changes as well as a shift in the sales mix.  Foreign currency exchange rate changes contributed to 4.3 percent of the increase, while underlying sales increases contributed to 1.0 percent of the increase.  Significant sales volume increases experienced in Europe, Asia and South America were offset by the decline in product demand based on decreased build rates in the North American heavy duty truck market.

During the first quarter of fiscal 2008, gross margin decreased 250 basis points from 18.5 percent for last year’s first quarter to 16.0 percent this year.  The decrease in gross margin is related to continued higher costs for material purchases which we were only partially able to recover from our customers.  In addition, our product mix shifted toward lower margin products in Europe and North America during the first quarter of fiscal 2008, which also contributed to the decline in gross margin.  Customer price decreases were largely offset by favorable operating performance in our manufacturing facilities during the first quarter of fiscal 2008.

Selling, general and administrative (SG&A) expenses increased $1.9 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.  The increase in SG&A expenses is primarily related to $1.4 million of higher costs due to the impact of foreign currency exchange rate changes, and $2.5 million of incremental costs related to the May 2007 acquisition of the remaining 50 percent of Modine Brazil.  These increases were partially offset by $2.0 million of decreases driven by on-going SG&A reduction efforts.

Income from operations decreased $8.7 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, primarily driven by the reduced gross profit based on the changing product mix and increases in commodity prices.

Interest expense increased $0.8 million over the comparable quarters, primarily driven by the increase in our outstanding borrowings related to increased working capital requirements and capital expenditures during the first quarter of fiscal 2008.

Other income increased $2.7 million from the prior year’s first quarter.  This increase is primarily related to $3.0 million of foreign currency exchange gains on $23.0 million of inter-company loans with our wholly-owned subsidiary, Modine Brazil.  On June 21, 2007, we entered into a zero cost collar to hedge the foreign exchange exposure on these inter-company loans on a prospective basis.

The provision for income taxes increased $1.7 million to $5.2 million in the first quarter of fiscal 2008 from $3.5 million in the first quarter of fiscal 2007.  In addition, the effective income tax rate increased to 29.5 percent from 14.4 percent over this same period.  During the first quarter of fiscal 2008, the Company recorded income tax expense of $0.7 million which related to the prior fiscal year and was deemed insignificant to the reported results of operations for fiscal 2007 and estimated results for fiscal 2008.  During the first quarter of fiscal 2007, we recognized a $3.6 million benefit related to net operating losses in Brazil that were previously unavailable to us, resulting in the reduction in the effective income tax rate.  This benefit became available in connection with the acquisition of Modine Brazil and tax restructuring of the Brazilian operations.

Earnings from continuing operations decreased $8.5 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.  In addition, diluted earnings per share from continuing operations decreased $0.26 to $0.39 per share from $0.65 per share over this same period.  The decrease in operating income was the primary driver of this decrease.

DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, we announced the intention to explore strategic alternatives for our Electronics Cooling business.  Subsequent to this announcement, a number of actions were initiated to begin the marketing process for this business.  In conjunction with these actions, $14.6 million of assets and $3.6 million of liabilities for this business have been presented as held for sale in the consolidated balance sheets during the first quarter of fiscal 2008.  In addition, the Electronics Cooling business has been presented as a discontinued operation.  As a result of this presentation, the net earnings (loss) related to this business of $0.3 million and ($4.6 million) for the three months ended June 26, 2007 and 2006, respectively, have been separately presented in the consolidated statements of earnings as a component of earnings (loss) from discontinued operations (net of income taxes).  The improvement in the quarterly earnings of this business was related to the July 2006 closure of the Taiwan business which historically operated with losses, as well as significant operating improvements in both gross margin and SG&A at the remaining locations of the Electronics Cooling business.

The following table presents the quarterly and annual results of the Electronics Cooling business reported during fiscal 2007 and fiscal 2006, which will be separately presented as a component of earnings (loss) from discontinued operations in future quarterly and annual filings:
	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year

Net sales	$8,475	$9,929	$9,821	$6,966	$35,191	$33,278
Cost of sales and other expenses	13,205	11,289	9,708	6,859	41,061	45,566
Earnings (loss) before income taxes	(4,730)	(1,360)	113	107	(5,870)	(12,288)
Provision for (benefit from) income taxes	(126)	(7,936)	125	(1,274)	(9,211)	(15)
Earnings (loss) from discontinued operations	$(4,604)	$6,576	$(12)	$1,381	$3,341	$(12,273)

As a result of separately classifying the Electronics Cooling business as a discontinued operation, the Company’s previously reported earnings from continuing operations will be revised as follows:
	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year
Earnings from continuing operations as previously reported	$16,297	$12,369	$16,346	$(2,750)	$42,262	$60,752
Earnings (loss) from discontinued operations	(4,604)	6,576	(12)	1,381	3,341	(12,273)
Earnings from continuing operations - revised	$20,901	$5,793	$16,358	$(4,131)	$38,921	$73,025

SEGMENT RESULTS OF OPERATIONS

During the first quarter of fiscal 2008, we implemented several management reporting changes in conjunction with the introduction of a global vehicular product-focus which supports our traditional regional organization structure.  As a result of these changes, a new South America segment was created.  The Original Equipment – Americas segment was renamed the Original Equipment – North America segment.  Certain support departments previously included within Corporate and administrative were realigned into the Original Equipment – North America segment.  The Commercial HVAC&R segment was renamed Commercial Products.  The Other segment was renamed the Fuel Cell segment as the results of the Electronics Cooling business were removed from this segment and separately presented as a discontinued operation.  As a result of these changes, we have six reportable segments, which are managed at the regional vice-president or managing director level, and have separate financial results reviewed by our chief operating decision makers.  Our previously reported segment results have been restated to reflect these changes on a comparative basis.  We believe this revised reporting segment structure reinforces the benefits of market, customer and geographic diversification and product breadth around our core business and technology platform in thermal management.
Original Equipment - Asia

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	71.2	100.0%	55.9	100.0%
Cost of sales	64.7	90.9%	50.7	90.7%
Gross profit	6.5	9.1%	5.2	9.3%
Selling, general and administrative expenses	5.6	7.9%	4.2	7.5%
Income from continuing operations	0.9	1.3%	1.0	1.8%

Original Equipment – Asia net sales increase $15.3 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, driven by increased condenser and bus air conditioning product sales and general strengthening of the Korea economy.  In addition, foreign currency exchange rate changes favorably impacted sales by $1.7 million.  Gross margin remained relatively consistent year-over-year at 9.1 percent during the first quarter of fiscal 2008 and 9.3 percent during the first quarter of fiscal 2007.  Customer pricing pressures were largely offset by manufacturing performance improvements within this segment.  SG&A expenses increased $1.4 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 due to the ongoing expansion in this region, primarily with the construction of our new facilities in China and India.  Income from operations of $0.9 million in the first quarter of fiscal 2008 was consistent with the $1.0 million generated in the same period last year.

Original Equipment - Europe

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	177.4	100.0%	147.2	100.0%
Cost of sales	141.6	79.8%	115.3	78.3%
Gross profit	35.8	20.2%	31.9	21.7%
Selling, general and administrative expenses	11.8	6.7%	12.7	8.6%
Income from continuing operations	24.0	13.5%	19.2	13.0%

Original Equipment – Europe net sales increased $30.2 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, driven by growth in powertrain cooling and engine related products in the heavy duty business, condenser sales, modest strength in the automotive business and a $14.0 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $3.9 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008; however, gross margin decreased 150 basis points to 20.2 percent from 21.7 percent over this same period.  The decline in gross margin was primarily driven by customer pricing pressures, primarily within the automotive market, which were only partially offset by performance improvements in our manufacturing facilities.  In addition, product mix changes toward lower margin products also contributed to the decline in gross margin.  SG&A expenses decreased $0.9 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, driven by various SG&A reduction efforts in process within this segment.  Income from operations increased $4.8 million, primarily due to the increase in sales and gross profit, plus the reduction in SG&A expenses.
Original Equipment - North America

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	128.2	100.0%	172.2	100.0%
Cost of sales	116.8	91.1%	143.5	83.3%
Gross profit	11.4	8.9%	28.7	16.7%
Selling, general and administrative expenses	10.6	8.3%	10.6	6.2%
Restructuring income	(0.2)	-0.2%	-	0.0%
Income from continuing operations	1.0	0.8%	18.1	10.5%

Original Equipment – North America net sales decreased $44.0 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, primarily driven by a cyclical downturn as a result of pre-buys driven by January 1, 2007 emission requirement changes in the North American heavy duty truck market.  This market has experienced a nearly 55 percent decline in build rates following the heavy demand which preceded the emission changes.  Gross margin decreased 780 basis points to 8.9 percent during the first quarter of fiscal 2008 from 16.7 percent during the first quarter of fiscal 2007.  The decline in gross margin was primarily driven by the significant decline in sales volumes as well as an increase in commodity costs, which we were only able to partially recover from our customers.  Plant inefficiencies related to transferred product lines from our recently closed Richland, South Carolina facility into our McHenry, Illinois facility also contributed to the decline in gross margin.  Income from operations decreased $17.1 million, primarily driven by the decline in gross margin.
South America

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	28.6	100.0%	8.0	100.0%
Cost of sales	22.8	79.7%	6.4	80.0%
Gross profit	5.8	20.3%	1.6	20.0%
Selling, general and administrative expenses	3.5	12.2%	1.1	13.8%
Income from continuing operations	2.3	8.0%	0.5	6.2%

South America net sales were $28.6 million in the first quarter of fiscal 2008.  Modine has a leading position in supplying product to the Brazilian agricultural market, and the strength of this market, along with strength in the overall Brazilian economy, contributed to the strong sales in the first quarter of fiscal 2008.  South America’s results of operations for the first quarter of fiscal 2007 represented one month of results after the May 2007 acquisition of the remaining 50 percent of our Brazilian joint venture.
Commercial Products

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	44.3	100.0%	39.4	100.0%
Cost of sales	35.4	79.9%	30.7	77.9%
Gross profit	8.9	20.1%	8.7	22.1%
Selling, general and administrative expenses	7.3	16.5%	6.9	17.5%
Income from continuing operations	1.6	3.6%	1.8	4.6%

Commercial Products net sales increased $4.9 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.  This increase is primarily driven by strength in air conditioning sales.  Gross margin decreased 200 basis points to 20.1 percent during the first quarter of fiscal 2008 from 22.1 percent during the first quarter of fiscal 2007.  A change in product mix toward lower margin air conditioning products and away from higher margin heating products was the primary factor leading to the decline in gross margin, along with modest commodity price increases for certain component products within this segment.  SG&A expenses increased $0.4 million from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 with the growth in sales volumes, but dropped 100 basis points as a percentage of sales due to cost reduction efforts.  Income from operations remained relatively consistent at $1.6 million in the first quarter of fiscal 2008 versus $1.8 million in the first quarter of fiscal 2007.
Fuel Cell

For the three months ended June 26	2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	0.4	100.0%	0.9	100.0%
Cost of sales	0.4	100.0%	0.3	33.3%
Gross profit	0.0	0.0%	0.6	66.7%
Selling, general and administrative expenses	0.7	175.0%	0.6	66.7%
Loss from continuing operations	(0.7)	-175.0%	0.0	0.0%

Fuel Cell is in the start-up phase with quarterly sales of less than $1.0 million.  The Company is currently partnering with customers such as Bloom Energy and Ceres Power to provide, in the near future, clean, continuous power applying fuel cell technology to stand-alone power systems.  As previously reported, fuel cell technology has the long term potential to contribute up to 10 percent of the Company’s revenues toward the end of the five year planning period based on customer estimates of volumes.

Outlook for the Remainder of the Year
Based on the favorable sales volumes and higher than expected operating results in the first quarter of fiscal 2008, we have improved our outlook for the remainder of fiscal 2008.  We are projecting fiscal 2008 sales to be consistent to improved from fiscal 2007 to a range of $1.70 billion to $1.80 billion.  In addition, gross margin is expected to be relatively consistent from 16.2 percent in fiscal 2007 to a range of 16.0 percent to 16.5 percent in fiscal 2008, and operating margin to improve from 2.7 percent in fiscal 2007 to a range of 3.1 percent to 3.7 percent in fiscal 2008.  These improvements are driven by the expected realization of benefits related to our repositioning plan to reduce costs and increase efficiencies in our business.  We are also projecting an improved level of pre-tax results in fiscal 2008 in a range of $46 million to $52 million.   Our outlook for fiscal 2008 includes an increased tax rate from 13.8 percent in fiscal 2007 to a range of 23 percent to 27 percent in fiscal 2008 due to the absence of tax benefits like those realized in fiscal 2007 (Brazil net operating loss and legislation extending the research and development credit).  Based on the above factors, we expect fiscal 2008 earnings from continuing operations to fall within a range of $1.05 to $1.25 per fully diluted share, versus the $1.21 per fully diluted share reported from continuing operations in fiscal 2007.  As we move to bring several new plants online, our capital expenditures should increase to a range of $85 million to $105 million.  We also expect depreciation to increase to a range of $75 million to $80 million.

In fiscal 2008 and beyond, we intend to remain focused on our strategies of developing new products and technologies, expanding into new markets and geographies and reducing our costs. These strategies and actions will make us a more cost competitive, innovative and efficient technology provider to our current and future customers.  We will continue our repositioning efforts with a goal of making the Company more efficient. We are implementing programs to change our manufacturing footprint, reduce our fixed and variable cost structure and standardize our manufacturing processes and global product offering.  We believe that these strategies and actions will improve our gross margin to a range of 18 percent to 20 percent and decrease our SG&A expenses as a percentage of sales to 11.5 percent over the five year planning period.

Liquidity and Capital Resources
Cash outflow from operating activities for the quarter ended June 26, 2007 was $1.2 million compared to cash provided by operating activities of $6.1 million one year ago.  The difference was mainly the result of increased working capital needs with the higher sales volumes and declining year-over-year financial performance.  Working capital of $191.3 million at the end of the first quarter of fiscal 2008 was higher than the prior year-end balance of $148.9 million, primarily due to increased receivable balances, inventory levels and prepaid insurance which is up due to the timing of payments.  Compared with the first quarter of fiscal 2007, inventory turns decreased from 13.7 to 12.8, which is consistent with the end of fiscal 2007.  Days sales outstanding decreased slightly from 56 days in the first quarter of fiscal 2007 to 55 days in the first quarter of fiscal 2008.

At June 26, 2007, the Company had capital expenditure commitments of $33.0 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America.  Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense.  In fiscal 2008, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the construction of our new facilities in China, Mexico, India and Hungary.  The Company expects to generate greater than $100 million of operating cash flows during the balance of the fiscal year.  Modine believes that its internally generated operating cash flow and existing cash balances, together with access to external resources, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs.

Debt
Outstanding debt increased $19.7 million to $199.0 million at June 26, 2007 from the March 31, 2007 balance of $179.3 million. During the first quarter of fiscal 2008, additional net borrowings of $20.0 million were made on existing domestic credit lines primarily to finance the increase in working capital and capital expenditures related to construction of plants in Mexico, China, and India. International debt balances were essentially unchanged during the quarter.

Consolidated available lines of credit decreased $20.5 million to $209.0 million since March 31, 2007. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $284.0 million. Domestically, Modine's unused lines of credit decreased $20.0 million to $157.0 million, due to the borrowings mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $52.0 million, in aggregate at June 26, 2007. At June 26, 2007, total debt-to-capital ratio (total debt plus shareholders’ equity) was 28.2 percent compared with 26.7 percent at the end of fiscal 2007.

Off-Balance Sheet Arrangements
None.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009.  Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements.

Contractual Obligations
There have been no material changes to our contractual relations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the $8.6 million gross liability for unrecognized tax benefits.

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

•	Modine’s ability to consummate and successfully integrate proposed business development opportunities and not disrupt or overtax its resources in accomplishing such tasks;

•	The effect of the weather on the Commercial Products business, which directly impacts sales;

•	Unanticipated problems with suppliers’ abilities to meet Modine’s demands;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

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

Foreign Currency Risk Management
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries.  Modine has manufacturing facilities in Brazil, Mexico, South Korea, China, South Africa and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  The Company's favorable currency translation adjustments recorded for the three months ended June 26, 2007 and for the twelve months ended March 31, 2007 were $7.4 million and $24.9 million, respectively.  As of June 26, 2007 and March 31, 2007, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $109.0 million and $73.2 million, respectively.  The potential decrease in the net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $10.9 million and $7.3 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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
	June 26, 2007
	Expected Maturity Date
Long-term debt in ($000's)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$115	$207	$197	$219	$243	$1,963	$2,944
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At June 26, 2007, the Company had a 28.9 billion won ($31.2 million U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012.  On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan.  This collar was settled on August 29, 2006 for a loss of $1.1 million.  On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan.  At June 26, 2007, the Company also had inter-company loans totaling $23.0 million to its wholly owned subsidiary, Modine Brazil with various maturity dates through February 2009.  On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan.  This collar has an expiration date of March 31, 2008.  The Company recognized $3.0 million of foreign currency exchange gains on the inter-company loans to Modine Brazil during the first quarter of fiscal 2008 prior to entering into the zero cost collar.

Interest Rate Risk Management
Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivates to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are being amortized to interest expense over the respective lives of the borrowings.  During the three months ended June 26, 2007, $0.1 million of expense was recorded in the consolidated statement of earnings related to the amortization of interest rate derivative losses.  At June 26, 2007, $2.0 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss).  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term debt obligations included in the previous table).  The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The carrying value of the debt approximates fair value, with the exception of the $150 million fixed rate notes, which have a fair value of approximately $140.6 million at June 26, 2007.

	June 26, 2007
	Expected Maturity Date
Long-term debt in ($000's)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$115	$207	$197	$219	$243	$1,963	$2,944
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.30%
Variable rate (U.S. dollars)	$3,000	-	$43,000	-	-	-	$46,000
Average interest rate	4.43%	-	6.45%	-	-	-

Credit Risk Management
Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 53 percent of the trade receivables balance at June 26, 2007 was concentrated in the Company's top ten customers.  Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk Management
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  For example, traditionally, significant increases in oil prices have had an adverse effect on many markets the Company serves.  Continued high oil prices may negatively impact the Company’s earnings, particularly in the vehicular markets.

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

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon the Company’s ability to commercialize its investments.  Current examples of new and emerging product markets for Modine include those related to next generation powertrain cooling and heat transfer technology, exhaust gas recirculation, CO2, and fuel cell technology.  Investment in these areas is subject to the risks associated with business integration, technological success, customers’ and market acceptance, and Modine’s ability to meet the demands of its customers as these markets emerge.

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

In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company’s tooling to create the part.  In many instances, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high quality parts from suppliers.

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

Commodity Price Risk Management
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, and natural gas.  The Company utilizes an aluminum hedging strategy by entering into fixed price contracts to help offset changing commodity prices.  Subsequent to the end of the first quarter of fiscal 2008, the Company entered into a collar for certain forecasted copper purchases, and also entered into a forward contract for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.  Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from these customers to abide by these agreements and pay the full amount of the price increases.

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

As of June 26, 2007, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collars to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the Modine Brazil loan which are discussed above under the section entitled “Foreign Currency Risk”.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Commodity derivatives:  As further noted above under the section entitled “Commodity Price Risk”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum, copper and nickel, and have also utilized futures contracts for natural gas purchases in prior years.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  In the first quarter of fiscal 2008, all outstanding futures contracts relate to forecasted purchases of aluminum, and these contracts have been designated as cash flow hedges by the Company.  According, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum impact earnings.  During the quarter ended June 26, 2007, $1.3 million of income was recorded in the consolidated statement of earnings related to the settlement of certain of these futures contracts.  At June 26, 2007, $1.0 million of unrealized losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next seven months.

Item 4.  Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 26, 2007.

Changes In Internal Control Over Financial Reporting
During the first quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain information required hereunder is incorporated by reference from Note 19 of the Notes to the Consolidated Financial Statements.

Under the rules of the Securities and Exchange Commission (SEC), certain environmental proceedings are not deemed to be ordinary or routine proceedings incidental to the Company’s business and are required to be reported in the Company’s annual and/or quarterly reports.  The Company is not currently a party to any such proceedings.

Personal Injury Action

During the first quarter of fiscal 2008, the Company was named as a defendant, along with Rohm & Haas Company and Morton International, in an additional personal injury action that was filed in Philadelphia County, Pennsylvania Court of Common Pleas (“PCCP”), Suchor v. Rohm and Haas Company, et al. PCCP, June Term 2007, Case No. 000541.  The Company is also named as a defendant in seventeen other cases filed in the same court.  A listing of these cases has been previously reported in the Company’s periodic reports filed with the SEC, including the Company’s Form 10-K for the fiscal year ended March 31, 2007.

These cases allege personal injury due to exposure to certain solvents that were allegedly released to groundwater and air for an undetermined period of time. Under similar facts as the PCCP cases but alleging a federal putative class action, the Company is a defendant, along with Rohm & Haas Company and Morton International, in the United States District Court for the Eastern District of Pennsylvania in Gates, et al. v. Rohm and Haas Company, et al., Case No. 06-1743.

The Company is in the discovery stage with these cases, and as a result, it is premature to provide further analysis concerning these claims. The Company intends to aggressively defend these cases.

Other litigation

In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment of 10.2 million pesos ($0.9 million) based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling (which is appealable) from the Federal Tax Court subsequent to the end of the first quarter of fiscal 2008.  The Company has accrued $0.2 million which includes an estimate of the tariffs the Company may eventually owe upon settlement of the case.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its first quarter of fiscal 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 26, 2007	——		——		——	2,445,169	(3)

April 27 – May 26, 2007	16,664	(1)	$22.02	(2)	——	2,445,169	(3)

May 27 – June 26, 2007	1,923	(1)	$23.51	(2)	——	2,445,169	(3)

Total	18,587	(1)	$22.18	(2)	——

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

(2)	The stated price does not include commission paid.

(3)
The stated figure represents the remaining number of shares that may be repurchased under the publicly announced share repurchase programs.  The Company does not know at this time the number of shares that may be purchased under the anti-dilution portion of this program.  In addition, the Company cannot determine the number of shares that will be turned back into the Company by holders of restricted stock awards.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding stock awards is 243,852, with a value of $5,435,461 at June 26, 2007.  The tax withholding obligation on such shares is approximately 40 percent of the value of the periodic restricted stock award.  The restrictions applicable to the stock awards generally lapse 20% per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25% per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 18, 2007.  A quorum was present at the Annual Meeting with 29,876,128 shares out of 32,872,205 (90.88 percent) entitled to cast votes represented either in person or by proxy.

Election of Directors

The shareholders voted to elect Charles P. Cooley, Gary L. Neale and David B. Rayburn to serve as directors until the 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  The results of the vote were as follows:

Director	Votes For	Votes Withheld
Charles P. Cooley	29,358,512	517,618
Gary L. Neale	29,149,037	727,093
David B. Rayburn	28,993,540	882,590

Approval of the 2007 Incentive Compensation Plan

The shareholders approved the Modine Manufacturing Company 2007 Incentive Compensation Plan with 19,503,258 votes for the plan, 4,810,911 votes against, 2,511,521 votes abstaining and 3,050,438 broker non-votes.

Ratification of Independent Registered Public Accounting Firm

The shareholders ratified PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm with 29,639,336 votes for ratification, 210,515 votes against and 26,276 votes abstaining.

Item 6.  Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
3.1	By-Laws.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 18, 2007

31(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32(a)	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32(b)	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY (Registrant)

Date: August 1, 2007	By:	/s/Bradley C. Richardson
Name: Bradley C. Richardson
Title: Executive Vice President, Finance and Chief Financial Officer

* Executing as both the principal financial officer and a duly authorized officer of the Company