Form 10-Q
period 2007-09-26
MODINE MANUFACTURING CO
filed 2007-11-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2007

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,673,841 at October 31, 2007.

PART I.  FINANCIAL INFORMATION 1

Item 1.  Financial Statements. 1

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations. 22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 34

Item 4.  Controls and Procedures 37

PART II.  OTHER INFORMATION 38

Item 1.  Legal Proceedings. 38

Item 1A.  Risk Factors. 38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. 39

Item 4.  Submission of Matters to a Vote of Security Holders. 40

Item 6.  Exhibits. 40

SIGNATURE 41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three and six months ended September 26, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Net sales	$431,494	$427,583	$875,567	$849,501
Cost of sales	368,778	359,551	741,881	703,435
Gross profit	62,716	68,032	133,686	146,066
Selling, general, and administrative expenses	55,550	59,200	110,512	112,259
Restructuring (income) charges	(79)	1,375	(319)	1,465
Income from operations	7,245	7,457	23,493	32,342
Interest expense	(2,965)	(2,417)	(5,754)	(4,427)
Other income – net	147	1,411	4,276	2,950
Earnings from continuing operations before income taxes	4,427	6,451	22,015	30,865
(Benefit from) provision for income taxes	(5,503)	657	(311)	4,170
Earnings from continuing operations	9,930	5,794	22,326	26,695
Earnings from discontinued operations (net of income taxes)	132	6,575	386	1,971
Cumulative effect of accounting change (net of income taxes)	-	-	-	70
Net earnings	$10,062	$12,369	$22,712	$28,736

Earnings per share of common stock – basic:
Continuing operations	$0.31	$0.18	$0.70	$0.83
Earnings from discontinued operations	-	0.20	0.01	0.06
Cumulative effect of accounting change	-	-	-	-
Net earnings – basic	$0.31	$0.38	$0.71	$0.89

Earnings per share of common stock – diluted:
Continuing operations	$0.31	$0.18	$0.69	$0.83
Earnings from discontinued operations	-	0.20	0.01	0.06
Cumulative effect of accounting change	-	-	-	-
Net earnings – diluted	$0.31	$0.38	$0.70	$0.89

Dividends per share	$0.175	$0.175	$0.350	$0.350

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 26, 2007 and March 31, 2007
(In thousands, except per share amounts)
(Unaudited)
September 26, 2007		March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$36,217	$21,227
Short term investments	2,903	3,001
Trade receivables, less allowance for doubtful accounts of $1,711 and $1,512	253,732	248,493
Inventories	121,040	108,217
Assets held for sale	8,547	9,256
Deferred income taxes and other current assets	80,458	66,663
Total current assets	502,897	456,857
Noncurrent assets:
Property, plant, and equipment – net	518,621	514,949
Investment in affiliates	19,892	18,794
Goodwill	65,955	64,284
Intangible assets – net	10,992	11,137
Assets held for sale	6,243	9,281
Other noncurrent assets	44,363	26,271
Total noncurrent assets	666,066	644,716
Total assets	$1,168,963	$1,101,573
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$8,327	$344
Long-term debt – current portion	3,160	3,149
Accounts payable	187,627	194,734
Accrued compensation and employee benefits	63,399	58,977
Income taxes	8,611	14,358
Liabilities of business held for sale	3,535	3,478
Accrued expenses and other current liabilities	51,197	32,913
Total current liabilities	325,856	307,953
Noncurrent liabilities:
Long-term debt	202,755	175,856
Deferred income taxes	17,604	18,291
Pensions	33,182	48,847
Postretirement benefits	28,150	27,960
Liabilities of business held for sale	97	94
Other noncurrent liabilities	33,272	29,305
Total noncurrent liabilities	315,060	300,353
Total liabilities	640,916	608,306
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,717 and 32,872 shares	20,448	20,545
Additional paid-in capital	65,143	61,240
Retained earnings	443,327	439,318
Accumulated other comprehensive income (loss)	12,650	(14,779)
Treasury stock at cost: 472 and 453 shares	(12,938)	(12,468)
Deferred compensation trust	(583)	(589)
Total shareholders' equity	528,047	493,267
Total liabilities and shareholders' equity	$1,168,963	$1,101,573

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 26, 2007 and 2006
(In thousands)
(Unaudited)
	Six months ended September 26
	2007	2006

Cash flows from operating activities:
Net earnings	$22,712	$28,736
Adjustments to reconcile net earnings with net cash provided by operating activities:
Depreciation and amortization	38,423	34,965
Other – net	(18,522)	(6,440)
Net changes in operating assets and liabilities, excluding
acquisitions and dispositions	(28,370)	(23,496)
Net cash provided by operating activities	14,243	33,765

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34,348)	(38,958)
Acquisitions, net of cash acquired	-	(11,096)
Proceeds from dispositions of assets	8,435	19
Settlement of derivative contracts	194	(128)
Other – net	241	146
Net cash used for investing activities	(25,478)	(50,017)

Cash flows from financing activities:
Short-term debt	8,037	1,951
Additions to long-term debt	65,012	82,600
Reductions of long-term debt	(38,118)	(59,951)
Book overdrafts	7,071	2,483
Proceeds from exercise of stock options	664	1,175
Repurchase of common stock, treasury and retirement	(5,962)	(12,580)
Cash dividends paid	(11,337)	(11,351)
Other – net	101	202
Net cash provided by financing activities	25,468	4,529

Effect of exchange rate changes on cash	757	(649)
Net increase (decrease) in cash and cash equivalents	14,990	(12,372)

Cash and cash equivalents at beginning of period	21,227	30,798
Cash and cash equivalents at end of period	$36,217	$18,426

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

        MODINE MANUFACTURING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands, except per share amounts)
        (unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission.  The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

The March 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2007.

Note 2: Significant Accounting Policies

Discontinued operations and assets held for sale:  The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market a business for sale.  Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.  The Company currently classifies the Electronics Cooling business as held for sale and as a discontinued operation.  See Note 12 for further discussion.

Accounting standards changes and new accounting pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurement,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).  The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of March 31, 2007 which did not have an adverse impact on existing loan covenants.  SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009.  The Company adopted the year-end measurement date for its pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive income (loss) and a reduction in retained earnings of $839.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions.  SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009.  Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements.

Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended September 26, 2007 and 2006 were $1,895 and $2,179, respectively.  Modine’s contributions to the defined contribution employee benefit plans for the six months ended September 26, 2007 and 2006 were $3,731 and $4,212, respectively.

In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan are being modified so that no increases in annual earnings after December 31, 2007 will be included in calculating the average annual earnings portion under the pension plan formula.  The Company recorded a pension curtailment gain of $4,214 during the three months ended September 26, 2007 to reflect this modification.

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee.  The Company recorded a pension curtailment charge of $700 during the three months ended September 26, 2006 to reflect the impact of this closure of the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees.  This program included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program.  The Company recorded a charge of $940 during the three months ended September 26, 2006 to reflect this enhanced pension benefit.

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 26, 2007 and 2006 include the following components:

	Three months ended September 26				Six months ended September 26
	Pension		Postretirement		Pension		Postretirement
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$683	$1,109	$83	$97	$1,471	$2,215	$166	$194
Interest cost	3,348	3,790	447	482	7,156	7,577	894	963
Expected return on plan assets	(4,401)	(4,764)	-	-	(9,100)	(9,528)	-	-
Amortization of:
Unrecognized net loss	341	1,428	122	128	1,889	2,856	244	257
Unrecognized prior service cost	104	-	-	-	80	-	-	-
Unrecognized net asset	(5)	(7)	-	-	(12)	(14)	-	-
Adjustment for curtailment	(4,214)	700	-	-	(4,214)	700	-	-
Enhanced pension benefit	-	940	-	-	-	940	-	-
Net periodic benefit (income) cost	$(4,144)	$3,196	$652	$707	$(2,730)	$4,746	$1,304	$1,414

Note 4: Stock-Based Compensation

Modine adopted SFAS No. 123(R), “Share-Based Payment,” effective April 1, 2006.  SFAS No. 123(R) requires that the cost of stock-based compensation be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation consists of stock options and restricted stock granted for retention and performance.  Upon adoption, management made an estimate (based upon historical rates) of expected forfeitures and recognized compensation costs for those restricted shares expected to vest.  A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.  Modine recognized stock-based compensation cost of $2,320 and $1,255 for the three months ended September 26, 2007 and 2006, respectively.  Modine recognized stock-based compensation cost of $3,674 and $2,452 for the six months ended September 26, 2007 and 2006, respectively.  Compensation expense recognized in the second quarter of fiscal 2008 included $571 related to the earnings per share component of the fiscal 2007-08 performance grant based upon probable attainment of the targeted three-year compound growth rate.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and six months ended September 26, 2007 and 2006:

	Three months ended September 26,
	2007		2006
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	-	$-	-	$-
Restricted common stock - retention	11.2	$28.50	-	$-
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	-	$-
Restricted common stock - performance based upon earnings per share growth	149.6	$23.25	-	$-

	Six months ended September 26,
	2007		2006
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	0.3	$5.30	-	$-
Restricted common stock - retention	11.2	$28.50	-	$-
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	79.9	$23.60	66.7	$29.75
Restricted common stock - performance based upon earnings per share growth	149.6	$23.25	-	$-

The table below sets forth the pricing assumptions used in determining the fair value for the common stock options using the Black Scholes model and the total shareholder return portion of the performance awards using the Monte Carlo model:

	Three and six months ended September 26,
	2007		2006
	Options	Performance Awards	Performance Awards
Expected life of awards in years	5	3	3
Risk-free interest rate	4.58%	4.57%	4.96%
Expected volatility of the Company's stock	28.51%	29.60%	31.40%
Expected dividend yield on the Company's stock	3.32%	2.88%	2.19%
Expected forfeiture rate	1.50%	1.50%	1.50%

As of September 26, 2007, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$4	0.2
Restricted common stock - retention	5,305	2.4
Restricted common stock - performance (including both total shareholder return and earnings per share components)	5,563	2.3
Total	$10,872	2.3

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Equity earnings of non-consolidated affiliates	$583	$380	$1,270	$1,415
Interest income	350	190	592	474
Foreign currency transactions	(886)	736	2,252	781
Other non-operating income - net	100	105	162	280
Total other income - net	$147	$1,411	$4,276	$2,950

Foreign currency transactions for the three and six months ended September 26, 2007 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil.

Note 6: Income Taxes

For the three months ended September 26, 2007 and September 26, 2006, Modine reported earnings from continuing operations of $4,427 and $6,451 which resulted in an overall tax benefit of $5,503 and expense of $657, respectively.  During the second quarter of fiscal 2008, the Company recorded an income tax benefit of $867 which related to the prior fiscal year.  This adjustment was made in the second quarter of fiscal 2008 as it was deemed insignificant to the reported results of operations for fiscal 2007 and estimated results for fiscal 2008.  The second quarter fiscal 2008 effective tax rate of (124.3 percent) is 134.5 percentage points lower than the effective tax rate for the second quarter of fiscal 2007.  This decrease is primarily the result of the impact of a favorable retroactive income tax law change in Germany which reduced the German income tax rate by 10 percentage points as well as an overall change in the earnings mix across the Company’s tax jurisdictions.

For the six months ended September 26, 2007 and September 26, 2006, Modine reported earnings from continuing operations of $22,015 and $30,865 which resulted in an overall tax benefit of $311 and expense of $4,170, respectively.  The six month fiscal year 2008 effective tax rate of (1.4 percent) is 14.9 percentage points lower than the effective tax rate for the first six month period of fiscal 2007.  This decrease is primarily the result of the absence of the Brazilian tax benefit recorded in the first quarter of fiscal 2007 (approximately $3,600) offset by the favorable impact of the income tax law change in Germany as well as an overall change in the earnings mix across the Company’s tax jurisdictions.

The following is a reconciliation of the effective tax rate for the three and six months ended September 26, 2007 and 2006:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Statutory federal tax	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(17.1)	(9.4)	(3.4)	(1.8)
Taxes on non-U.S. earnings and losses	(52.4)	(15.5)	(16.6)	(7.0)
Foreign tax law change	(61.9)	-	(12.4)	-
Tax exempt income	(25.6)	-	(5.1)
Research and development tax credit	(3.8)	-	(2.4)	-
Net operating losses in Brazil	-	-	-	(11.5)
Other	1.5	0.1	3.5	(1.2)
Effective tax rate	(124.3%)	10.2%	(1.4%)	13.5%

After adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on April 1, 2007, the Company’s total gross liability for uncertain tax positions was $8,587, including $541 of accrued penalties and $770 of accrued interest.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $5,757.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During the six months ended September 26, 2007, the Company recorded interest and penalties of $158.  There is no material change to the amount of unrecognized tax benefits during the six months ended September 26, 2007.  The Company does not expect a significant increase or decrease in the total amount of unrecognized tax benefits during the remainder of fiscal 2008.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions.  The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria                                                     Fiscal 2000 – 2007
Brazil                                                         Fiscal 2002 – 2006
Germany                                                   Fiscal 2000 – 2007
Korea                                                        Fiscal 2004 – 2007
United States                                           Fiscal 2004 – 2007

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006

Numerator:
Earnings from continuing operations	$9,930	$5,794	$22,326	$26,695
Earnings from discontinued operations	132	6,575	386	1,971
Cumulative effect of accounting change	-	-	-	70
Net earnings	$10,062	$12,369	$22,712	$28,736
Denominator:
Weighted average shares outstanding – basic	32,099	32,171	32,105	32,192
Effect of dilutive securities	195	59	126	96
Weighted average shares outstanding – diluted	32,294	32,230	32,231	32,288

Net earnings per share of common stock – basic:
Continuing operations	$0.31	$0.18	$0.70	$0.83
Earnings from discontinued operations	-	0.20	0.01	0.06
Cumulative effect of accounting change	-	-	-	-
Net earnings – basic	$0.31	$0.38	$0.71	$0.89

Net earnings per share of common stock – diluted:
Continuing operations	$0.31	$0.18	$0.69	$0.83
Earnings from discontinued operations	-	0.20	0.01	0.06
Cumulative effect of accounting change	-	-	-	-
Net earnings – diluted	$0.31	$0.38	$0.70	$0.89

The calculation of diluted earnings per share excluded 1,593 and 1,660 stock options for the three months ended September 26, 2007 and 2006, respectively, and 1,615 and 1,660 options for the six months ended September 26, 2007 and 2006, respectively, as these stock options were anti-dilutive.  The calculation of diluted earnings per share also excludes 12 and 222 restricted stock awards for the three months ended September 26, 2007 and 2006, respectively, and 145 and 222 restricted stock awards for the six months ended September 26, 2007 and 2006, respectively, as these awards were anti-dilutive.

Note 8: Comprehensive Income

Comprehensive income, which represents net earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Net earnings	$10,062	$12,369	$22,712	$28,736
Foreign currency translation	2,382	(176)	9,735	12,394
Cash flow hedges	(827)	(879)	(2,227)	(1,270)
Change in SFAS No. 158 benefit plan adjustment	18,947	-	19,921	-
Total comprehensive income	$30,564	$11,314	$50,141	$39,860

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 26, 2007	March 31, 2007
Raw materials and work in process	$90,239	$79,904
Finished goods	30,801	28,313
Total inventories	$121,040	$108,217

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 26, 2007	March 31, 2007
Gross property, plant and equipment	$1,077,386	$1,043,698
Less accumulated depreciation	(558,765)	(528,749)
Net property, plant and equipment	$518,621	$514,949

Note 11: Restructuring, Plant Closures and Other Related Costs

In fiscal 2007, Modine announced a global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits.  The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities to its technology center in Racine, Wisconsin; offered a voluntary enhanced early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced various facility closings within North America.

The Company has incurred $3,299 of termination charges, $663 of pension curtailment charges and $7,574 of other closure costs to date related to these plans.  Total additional costs which are anticipated to be incurred through fiscal 2009 are approximately $3,600; consisting of $500 of employee-related costs and $3,100 of other costs such as equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $4,500 are anticipated to be incurred related to these plans.

The accrued restructuring liability for the three and six months ended September 26, 2007 and 2006 were comprised of the following related to the above-described restructuring activities:

	Three months ended September 26
	2007	2006
Termination Benefits:
Balance, June 27	$1,897	$90
Additions	81	1,375
Adjustments	(160)	-
Payments	(33)	(604)
Balance, September 26	$1,785	$861

	Six months ended September 26
	2007	2006
Termination Benefits:
Balance, April 1	$2,313	$-
Additions	290	1,465
Adjustments	(609)	-
Payments	(209)	(604)
Balance, September 26	$1,785	$861

The following is the summary of restructuring and other repositioning costs recorded related to the announced plans during the three and six months ended September 26, 2007 and 2006:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Restructuring (income) charges:
Employee severance and related benefits	$(79)	$1,375	$(319)	$1,465

Other repositioning costs:
Special termination benefits - early retirement	-	1,541	-	1,905
Pension curtailment charge	-	700	-	700
Miscellaneous other closure costs	722	596	1,172	636
Total other repositioning costs	722	2,837	1,172	3,241

Total restructuring and other repositioning costs	$643	$4,212	$853	$4,706

The total restructuring and other repositioning costs of $643 and $853 were recorded in the consolidated statement of earnings for the three and six months ended September 26, 2007, respectively, as follows: $722 and $1,172 were recorded as a component of cost of sales and $79 and $319 were recorded as restructuring income.  The Company accrues severance in accordance with its written plans and procedures when payment of the amounts becomes probable.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.  The total restructuring and other repositioning costs of $4,212 and $4,706 were recorded in the consolidated statement of earnings for the three and six months ended September 26, 2006, respectively, as follows:

$870 and $910 were recorded as a component of cost of sales, $1,967 and $2,331 were recorded as a component of selling, general and administrative expenses and $1,375 and $1,465 were recorded as restructuring charges.

Note 12: Discontinued Operations and Assets Held for Sale

On May 1, 2007, Modine announced it would explore strategic alternatives for its Electronics Cooling business.  The Company is actively marketing this business for sale at a price and on terms that will represent a better value for Modine’s shareholders than having the business continue to operate as a Modine subsidiary.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The Electronics Cooling business was formerly presented as part of the Other segment.  See Note 18 for further discussion on segments.  The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of earnings for all periods presented.

At March 31, 2007, the Richland, South Carolina assets totaled $3,315 and consisted of land, building and associated improvements.  These assets, which were recorded in the Original Equipment – North America segment, were classified as assets held for sale in the consolidated balance sheet at March 31, 2007. These assets were sold during the first quarter of fiscal 2008.

The major classes of assets and liabilities held for sale at September 26, 2007 and March 31, 2007 included in the consolidated balance sheets were as follows:

	September 26, 2007	March 31, 2007
Assets held for sale:
Receivables - net	$4,093	$3,866
Inventories	2,757	3,695
Other current assets	1,697	1,695
Total current assets held for sale	8,547	9,256
Property, plant and equipment - net	2,630	5,715
Goodwill	2,806	2,745
Other noncurrent assets	807	821
Total nonccurent assets held for sale	6,243	9,281
Total assets held for sale	$14,790	$18,537

Liabilities of business held for sale:
Accounts payable	$1,791	$1,596
Accrued expenses and other current liabilities	1,744	1,882
Total current liabilities of business held for sale	3,535	3,478
Other noncurrent liabilities	97	94
Total liabilities of business held for sale	$3,632	$3,572

In addition, the Electronics Cooling business had cash of $1,353 and $1,239 at September 26, 2007 and March 31, 2007, respectively, that was included in cash and cash equivalents on the consolidated balance sheets.

The following results of the Electronics Cooling business have been presented as earnings from discontinued operations in the consolidated statement of earnings:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006

Net sales	$6,842	$9,929	$14,386	$18,404
Cost of sales and other expenses	6,591	11,290	13,832	24,495
Earnings (loss) before income taxes	251	(1,361)	554	(6,091)
Provision for (benefit from) income taxes	119	(7,936)	168	(8,062)
Earnings from discontinued operations	$132	$6,575	$386	$1,971

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2008, by segment and in the aggregate, are summarized in the following table:
	OE -	OE -	OE - North	South	Commercial
	Asia	Europe	America	America	Products	Total

Balance, March 31, 2007	$523	$8,817	$23,769	$11,634	$19,541	$64,284
Fluctuations in foreign currency	-	259	-	940	472	1,671
Balance, September 26, 2007	$523	$9,076	$23,769	$12,574	$20,013	$65,955

Intangible assets are comprised of the following:
	September 26, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,568)	$383	$3,951	$(3,437)	$514
Trademarks	10,732	(1,684)	9,048	10,523	(1,301)	9,222
Other intangibles	460	(122)	338	423	(157)	266
Total amortized intangible assets	15,143	(5,374)	9,769	14,897	(4,895)	10,002
Unamortized intangible assets:
Tradename	1,223	-	1,223	1,135	-	1,135
Total intangible assets	$16,366	$(5,374)	$10,992	$16,032	$(4,895)	$11,137

Amortization expense was $124 and $354 for the three months ended September 26, 2007 and 2006, respectively, and $437 and $538 for the six months ended September 26, 2007 and 2006, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2008 through 2013 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2008	$531
2009	1,062
2010	807
2011	807
2012	731
2013 & Beyond	5,831

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At September 26, 2007 and March 31, 2007, approximately 46 percent and 53 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below 1 percent of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies: The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At September 26, 2007, the Company had a 24,095 billion won ($26,160 U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012.  On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan.  This collar was settled on August 29, 2006 for a loss of $1,139.  On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan.

At September 26, 2007, the Company had inter-company loans totaling $22,541 to its wholly owned subsidiary, Modine do Brasil Sistemas Tesmicos, Ltda. (Modine Brazil), with various maturity dates through February 2009.  On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan.  This collar has an expiration date of March 31, 2008.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended September 26, 2007 and 2006, $1,128 and $353 of expense, respectively, was recorded in the consolidated statements of earnings related to the settlement of certain futures contracts.  During the six months ended September 26, 2007 and 2006, $194 of income and $128 of expense, respectively, was recorded in the consolidated statements of earnings related to the settlement of certain futures contracts.  At September 26, 2007, $1,892 of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next thirteen months.

During the three months ended September 26, 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of earnings.

Interest rate derivatives:  On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on December 29, 2005.  The contract was settled on December 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the aggregate $75,000 private placement debt offerings that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss) and are being amortized to interest expense over the respective lives of the borrowings.

During the three months ended September 26, 2007 and 2006, $52 and $28 of expense, respectively, was recorded in the consolidated statements of earnings related to the amortization of the interest rate derivative losses.  During the six months ended September 26, 2007 and 2006, $174 and $55 of expense, respectively, was recorded in the consolidated statements of earnings related to the amortization of the interest rate derivative losses.  At September 26, 2007, $1,901 of net unrealized losses remains deferred in accumulated other comprehensive income (loss).

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

Changes in the warranty liabillity were as follows:

	Three months ended September 26
	2007	2006

Balance, June 26	$13,407	$10,567
Accruals for warranties issued in current period	1,184	2,283
Accruals (reversals) related to pre-existing warranties	366	(4)
Settlements made	(2,421)	(2,536)
Effect of exchange rate changes	35	(77)
Balance, September 26	$12,571	$10,233

	Six months ended September 26
	2007	2006

Balance, March 31	$13,843	$10,893
Acquisitions	-	527
Accruals for warranties issued in current period	2,823	4,073
Accruals (reversals) related to pre-existing warranties	262	(12)
Settlements made	(4,659)	(5,412)
Effect of exchange rate changes	302	164
Balance, September 26	$12,571	$10,233

Commitments: At September 26, 2007, the Company had capital expenditure commitments of $38,405.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America.  The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities.  In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Note 17: Share Repurchase Programs

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors.  The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company.  During the three and six months ended September 26, 2007, 200 shares were purchased under the anti-dilution portion of this program at an average cost of $27.44 per share, or a total of $5,488.  No shares were repurchased under the anti-dilution portion of this program during the three and six months ended September 26, 2006.  On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time, which expired on July 26, 2007.  No share repurchases were made under this program during fiscal 2008.  During the three months ended September 26, 2006, 164 shares were purchased under this program at an average cost of $23.25 per share, or a total of $3,806.  During the six months ended September 26, 2006, 454 shares were purchased under this program at an average cost of $26.60 per share, or a total of $12,067.  The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions.  The Company is retiring shares acquired pursuant to the programs, and the retired shares are being returned to the status of authorized but un-issued shares.

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

In addition, the segment data is presented on a continuing operations basis, except where noted.

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

	Three months ended September 26		Six months ended September 26
	2007	2006	2007	2006
Sales :
Original Equipment - Asia	$62,916	$42,018	$134,082	$97,951
Original Equipment - Europe	168,414	135,669	345,820	282,855
Original Equipment - North America	119,744	179,645	247,894	351,823
South America	33,561	21,570	62,172	29,528
Commercial Products	50,896	49,953	95,171	89,312
Fuel Cell	868	493	1,307	1,410
Segment sales	436,399	429,348	886,446	852,879
Corporate and administrative	839	1,343	2,140	2,396
Eliminations	(5,744)	(3,108)	(13,019)	(5,774)
Sales from continuing operations	$431,494	$427,583	$875,567	$849,501

Operating earnings (loss):
Original Equipment - Asia	$(731)	$(3,733)	$164	$(2,726)
Original Equipment - Europe	17,006	14,494	40,974	33,682
Original Equipment - North America	(4,197)	13,906	(3,154)	32,038
South America	3,957	715	6,224	1,230
Commercial Products	4,128	2,132	5,775	3,882
Fuel Cell	(201)	(685)	(852)	(724)
Segment earnings	19,962	26,829	49,131	67,382
Corporate and administrative	(12,732)	(19,323)	(25,694)	(35,011)
Eliminations	15	(49)	56	(29)
Other items not allocated to segments	(2,818)	(1,006)	(1,478)	(1,477)
Earnings from continuing operations
before income taxes	$4,427	$6,451	$22,015	$30,865

	September 26, 2007	March 31, 2007
Assets:
Original Equipment - Asia	$175,213	$163,836
Original Equipment - Europe	397,258	369,374
Original Equipment - North America	242,525	244,942
South America	90,957	76,367
Commercial Products	107,975	97,619
Fuel Cell	1,022	1,007
Corporate and administrative	155,530	148,425
Assets held for sale	14,790	18,537
Eliminations	(16,307)	(18,534)
Total assets	$1,168,963	$1,101,573

Note 19: Contingencies and Litigation

Market risks:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  A sustained economic downturn in any of these markets, particularly a further decline in the North American truck market, could have a material adverse effect on the future results of operations and potentially result in the impairment of related assets.

Environmental: At present, the United States Environmental Protection Agency has designated the Company as a potentially responsible party for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. The percentage of material attributable to Modine is relatively low.  These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions.  The Company’s potential liability is not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste.

The Company has other environmental cleanup and remediation exposure for certain facilities located in the United States and The Netherlands. These exposures relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, but will now require investigative and/or remedial work to ensure sufficient environmental protection.

Other Litigation:  The Company, along with Rohm & Haas Company and Morton International, is named as a defendant in twenty-two separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), including four cases filed during the second quarter of fiscal 2008, and in a class action matter filed in the United States District Court, Eastern District of Pennsylvania.  The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a putative class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel has threatened to file further personal injury cases.  The Company is in the discovery stage and intends to aggressively defend these cases.

In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the second quarter of fiscal 2008.  The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.

In the normal course of business, Modine and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.

If a loss arising from the environmental and other litigation matters discussed above is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $3,044 and $1,424 at September 26, 2007 and March 31, 2007, respectively.  The Company recorded additional reserves of $300, net of insurance recoveries, for the three and six months ended September 26, 2007.  No additional reserves were recorded during the three and six months ended September 26, 2006.  Many of these matters are covered by various insurance policies, however the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 26, 2007 refers to the second quarter of fiscal 2008.  Our subsidiaries located outside of the United States primarily report results with a one month lag.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2008 were $431.5 million, representing a 0.9 percent increase from the second quarter of fiscal 2007.  The growth in revenues was driven by strength in our European, Asian and South American operations, as well as the positive impact of foreign currency exchange rate changes as the U.S. dollar has weakened during the second quarter of fiscal 2008.  These increased revenues were largely offset by a 33 percent reduction in North American sales volumes based on decreased build rates in the heavy duty truck market, and to a lesser extent the medium duty truck market, following the January 1, 2007 emissions law changes.  While we anticipated a cyclical reduction in North American truck volumes due to the pre-buy activity which preceded the emissions law change, the reduction in build rates has been greater than anticipated, and does not appear to be rebounding as quickly as originally anticipated.  Earnings from continuing operations increased $4.2 million from the second quarter of fiscal 2007, due to the following offsetting factors:

•
The decline in the high margin North American truck volumes, as well as operating inefficiencies experienced in our North American business as we continue to realign our manufacturing operations, were the primary factors driving a 1.4 percentage point decline in gross margin from the second quarter of fiscal 2007;

•
We adopted an amendment to freeze our pension plan and sold a corporate aircraft during the second quarter of fiscal 2008, both contributing to the overall decrease of $3.6 million in selling, general and administrative (SG&A) expenses; and

•
Our effective tax rate decreased significantly due to legislation which reduced the tax rate by 10 percentage points in Germany, as well as an overall change in the earnings mix across the Company’s tax jurisdictions.

Year to Date Highlights:  Net sales in the first six months of fiscal 2008 were $875.6 million, representing a 3.1 percent increase from the first six months of fiscal 2007.  During the first six months of fiscal 2008, we experienced strong revenues in our operations outside North America, especially within Europe, Asia and South America.  In addition, the benefits of the weak U.S. dollar over this six month period also contributed to the growth in these foreign revenues.  Partially offsetting these strong revenues was a decrease in North American revenues based on the substantial reduction in North American truck build rates.  Earnings from continuing operations decreased $4.4 million from the first six months of fiscal 2007, largely driven by changes in our product mix toward lower margin products with the reduction in North American truck volumes.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and six months ended September 26, 2007 and 2006:

	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	431.5	100.0%	427.6	100.0%	875.6	100.0%	849.5	100.0%
Cost of sales	368.8	85.5%	359.6	84.1%	741.9	84.7%	703.4	82.8%
Gross profit	62.7	14.5%	68.0	15.9%	133.7	15.3%	146.1	17.2%
Selling, general and administrative expenses	55.6	12.9%	59.2	13.8%	110.5	12.6%	112.3	13.2%
Restructuring (income) expense	(0.1)	0.0%	1.4	0.3%	(0.3)	0.0%	1.5	0.2%
Income from operations	7.2	1.7%	7.4	1.7%	23.5	2.7%	32.3	3.8%
Interest expense	(2.9)	-0.7%	(2.4)	-0.6%	(5.8)	-0.7%	(4.4)	-0.5%
Other income - net	0.1	0.0%	1.4	0.3%	4.3	0.5%	3.0	0.4%
Earnings from continuing operations before income taxes	4.4	1.0%	6.4	1.5%	22.0	2.5%	30.9	3.6%
(Benefit from) provision for income taxes	(5.5)	-1.3%	0.7	0.2%	(0.3)	0.0%	4.2	0.5%
Earnings from continuing operations	9.9	2.3%	5.7	1.3%	22.3	2.5%	26.7	3.1%

Comparison of Three Months Ended September 26, 2007 and 2006

Second quarter net sales of $431.5 million were $3.9 million higher than the $427.6 million reported in the second quarter of fiscal 2007.  The increase in revenues was driven by a $65.6 million improvement in revenues in our European, Asian and South American businesses based on continued strength within these regions, which includes $16.8 million of favorable foreign currency exchange rate changes.  Largely offsetting these increases was declining revenues in North America based on decreased build rates in the truck market.

During the second quarter of fiscal 2008, gross margin decreased 140 basis points from 15.9 percent for last year’s second quarter to 14.5 percent in the second quarter of this year.  The decrease in gross margin is related to a shift in our product mix toward lower margin products in Europe, Asia and South America and away from higher margin truck products in North America.  In addition, the manufacturing realignment currently in progress in North America, including the process of closing four plants and the consolidation and launch of products lines, resulted in operating inefficiencies during the second quarter of fiscal 2008 which caused margin pressure.  We achieved year-over-year net positive results in materials pricing for the first time in three years, as commodity costs stabilized while we continued to pass through material price increases to various customers during the second quarter of fiscal 2008.

SG&A expenses decreased $3.6 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008.  During the second quarter of fiscal 2008, we announced an amendment to freeze the salaried portion of our pension plan, and we sold one of our corporate aircraft.  These events contributed approximately $8 million toward the reduction in SG&A.  Partially offsetting these decreases was $1.7 million of higher SG&A costs due to the impact of foreign currency exchange rate changes.

Restructuring income and expenses is primarily comprised of severance costs incurred under our global competitiveness plan which was initiated during fiscal 2007.  We recorded income of $0.1 million during the second quarter of fiscal 2008, which represents reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods.  During the second quarter of fiscal 2007, $1.4 million of restructuring expense was recorded upon the announcement of activities under our global competitiveness plan.

Income from operations remained relatively consistent at $7.2 million in the second quarter of fiscal 2008 and $7.4 million in the second quarter of fiscal 2007.  The reduction in gross profit and margin were primarily offset by the improvement in SG&A expenses and restructuring costs.

Other income decreased $1.3 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008.  The reduction in other income was primarily related to foreign currency transaction losses recorded in the second quarter of fiscal 2008 on the intercompany loans with Modine do Brasil Sistemas Tesmicos, Ltda. (Modine Brazil).

During the second quarter of fiscal 2008, we recorded a $5.5 million benefit from income taxes, as compared to a $0.7 million provision for income taxes recorded during the second quarter of fiscal 2007.  This represents a reduction in effective income tax rate from 10.2 percent in the prior year to -124.3 percent in the current year.  During the second quarter of fiscal 2008, Germany passed legislation which reduced the tax rate by 10 percentage points within that country.  This reduced income tax rate in Germany significantly contributed to the year-over-year reduction in effective tax rate.  In addition, the changing mix of earnings toward lower tax rate foreign jurisdictions in combination with taxable losses being generated in the United States also contributed to the reduction in the effective tax rate.

Earnings from continuing operations increased $4.2 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008.  In addition, diluted earnings per share from continuing operations increased from $0.18 per share to $0.31 per share over this same period.  These improvements were primarily related to the significant reduction in the effective tax rate during the second quarter of fiscal 2008.

Comparison of Six Months Ended September 26, 2007 and 2006

Fiscal 2008 year to date net sales of $875.6 million were $26.1 million higher than the $849.5 million reported in the same period last year.  The increase in revenues was driven by a $131.7 million improvement in revenues in our European, Asian and South American businesses, which includes $33.5 million of favorable foreign currency exchange rate changes.  Partially offsetting these increases was a 30 percent decrease in North American revenues based on reduced build rates in the truck market.

Fiscal 2008 year to date gross margin decreased to 15.3 percent from 17.2 percent reported in the same period last year.  The decrease in gross margin is primarily related to a shift in our product mix toward lower margin products in Europe, Asia and South America and away from higher margin truck products in North America.  In addition, operating inefficiencies in our North American operations during the second quarter of fiscal 2008 contributed to the reduction in gross margin.  Materials pricing was slightly negative on a year to date basis in fiscal 2008, with net negative results in the first quarter being partially offset with net positive results in the second quarter.

Fiscal 2008 year to date SG&A expenses decreased $1.8 million from the same period last year.  The income generated from the second quarter fiscal 2008 amendment to freeze the salaried portion of our pension plan and sale of a corporate aircraft were partially offset by $3.1 million of higher SG&A costs due to the impact of foreign currency exchange rate changes.

Fiscal 2008 year to date restructuring income of $0.3 million represents reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods.  During the same period last year, $1.5 million of restructuring expense was recorded upon the announcement of activities under our global competitiveness plan.

Fiscal 2008 year to date interest expense increased $1.4 million over the same period last year, based on increased borrowings in fiscal 2008 as we fund working capital requirements and capital expenditures.

Fiscal 2008 year to date other income increased $1.3 million over the same period last year.  Foreign currency transaction gains recorded in the first quarter of fiscal 2008 were partially offset by foreign currency transaction losses recorded in the second quarter of fiscal 2008.

During the first six months of fiscal 2008, we recorded a $0.3 million benefit from income taxes, as compared to a $4.2 million provision for income taxes recorded during the first six months of fiscal 2007.

This represents a reduction in effective income tax rate from 13.5 percent in the prior year to -1.4 percent in the current year.  The 10 percentage point reduction in income tax rate in Germany during the second quarter of fiscal 2008 significantly contributed to the year-over-year reduction in effective tax rate.  In addition, the changing mix of earnings toward lower tax rate foreign jurisdictions in combination with taxable losses being generated in the United States also contributed to the reduction in effective tax rate.  During the first six months of fiscal 2007, we recognized a $3.6 million tax benefit related to net operating losses in Brazil that were previously unavailable to us, but which became available in connection with the first quarter acquisition of Modine Brazil and tax restructuring of the Brazilian operation.

Earnings from continuing operations decreased $4.4 million from the first six months of fiscal 2007 to the first six months of fiscal 2008.  In addition, diluted earnings per share from continuing operations decreased from $0.83 per share to $0.69 per share over this same period.  The decrease in operating income, partially offset by the benefit from income taxes, were the primary drivers of these decreases.

DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, we announced the intention to explore strategic alternatives for our Electronics Cooling business, and we are currently marketing this business for sale.  At September 26, 2007, $14.8 million of assets and $3.6 million of liabilities for this business have been presented as held for sale in the consolidated balance sheet.  In addition, the Electronics Cooling business continues to be presented as a discontinued operation.  As a result of this presentation, the net earnings related to this business of $0.1 million and $6.6 million for the three months ended September 26, 2007 and 2006, respectively, and $0.4 million and $2.0 million for the six months ended September 26, 2007 and 2006, respectively, have been separately presented in the consolidated statements of earnings as a component of earnings from discontinued operations (net of income taxes).  The reduction in the quarterly and year to date earnings of this business was related to a tax benefit of $8.0 million which was recorded in the second quarter of fiscal 2007 based on the determination that the investment in the Taiwan portion of the Electronics Cooling Business had become worthless. No similar tax benefit was recorded during fiscal 2008.  The fiscal 2007 tax benefit was partially offset by operating losses in the business during the first six months of fiscal 2007.  During the first six months of fiscal 2008, the Electronics Cooling business has generated a significantly improved gross margin and positive earnings.

The following table presents the quarterly and annual results of the Electronics Cooling business reported during fiscal 2007 and fiscal 2006, which will be separately presented as a component of earnings (loss) from discontinued operations in future quarterly and annual filings (amounts in thousands):
	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year

Net sales	$8,475	$9,929	$9,821	$6,966	$35,191	$33,278
Cost of sales and other expenses	13,205	11,290	9,708	6,859	41,062	45,566
Earnings (loss) before income taxes	(4,730)	(1,361)	113	107	(5,871)	(12,288)
Provision for (benefit from) income taxes	(126)	(7,936)	125	(1,274)	(9,211)	(15)
Earnings (loss) from discontinued operations	$(4,604)	$6,575	$(12)	$1,381	$3,340	$(12,273)

As a result of separately classifying the Electronics Cooling business as a discontinued operation, the Company’s previously reported earnings from continuing operations is revised as follows:

	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year
Earnings from continuing operations as previously reported	$16,297	$12,369	$16,346	$(2,750)	$42,262	$60,752
Earnings (loss) from discontinued operations	(4,604)	6,575	(12)	1,381	3,340	(12,273)
Earnings from continuing operations - revised	$20,901	$5,794	$16,358	$(4,131)	$38,922	$73,025

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
Original Equipment - Asia
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	62.9	100.0%	42.0	100.0%	134.1	100.0%	98.0	100.0%
Cost of sales	56.9	90.5%	40.0	95.2%	121.6	90.7%	90.8	92.7%
Gross profit	6.0	9.5%	2.0	4.8%	12.5	9.3%	7.2	7.3%
Selling, general and administrative expenses	6.7	10.7%	5.7	13.6%	12.3	9.2%	9.9	10.1%
(Loss) income from continuing operations	(0.7)	-1.1%	(3.7)	-8.8%	0.2	0.1%	(2.7)	-2.8%

Comparison of Three Months Ended September 26, 2007 and 2006

Original Equipment – Asia net sales increased $20.9 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, driven by strong condenser and bus air conditioning product sales within our passenger thermal management product group, and growing sales volumes within our powertrain cooling product group.  During the second quarter of fiscal 2007, our Korean operation was adversely impacted by unplanned shutdowns as a result of strike related activity.  We did not experience any strike-related downtime during fiscal 2008 due to favorable union negotiations, which also contributed to the growth in sales.  In addition, foreign currency exchange rate changes favorably impacted sales by $1.9 million.  Gross margin improved substantially from 4.8 percent during the second quarter of fiscal 2007 to 9.5 percent during the second quarter of fiscal 2008, as customer price downs were more than offset by purchasing savings and operating efficiency improvements.  The loss from continuing operations improved $3.0 million over the periods presented, based largely on the increased sales volumes and improvement in gross margin.

Comparison of Six Months Ended September 26, 2007 and 2006

Original Equipment – Asia fiscal 2008 year to date net sales increased $36.1 million from the same period last year, based on continued strength in our condenser and bus air conditioning products, as well as the absence of strike related activity similar to that experienced during fiscal 2007.  Foreign currency exchange rate changes also favorably impacted sales by $3.6 million.  Gross margin improved from 7.3 percent during the first six months of fiscal 2007 to 9.3 percent during the first six months of fiscal 2008, as customer price downs were more than offset by purchasing savings and operating efficiencies.  SG&A expenses increased $2.4 million over the comparable six month periods due to the ongoing expansion in this region with the construction of our new facilities in China and India.  These facilities will begin production in early fiscal 2009.  Income from continuing operations of $0.2 million during the first six months of fiscal 2008 improved $2.9 million from the prior year based on the increased sales and improvement in gross margin.
Original Equipment - Europe
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	168.4	100.0%	135.7	100.0%	345.8	100.0%	282.9	100.0%
Cost of sales	137.4	81.6%	110.0	81.1%	279.0	80.7%	225.2	79.6%
Gross profit	31.0	18.4%	25.7	18.9%	66.8	19.3%	57.7	20.4%
Selling, general and administrative expenses	14.0	8.3%	11.2	8.3%	25.8	7.5%	24.0	8.5%
Income from continuing operations	17.0	10.1%	14.5	10.7%	41.0	11.9%	33.7	11.9%

Comparison of Three Months Ended September 26, 2007 and 2006

Original Equipment – Europe net sales increased $32.7 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, driven by strong volumes in powertrain cooling and engine related products (exhaust gas recirculation coolers), and growing condenser volumes.  In addition, foreign currency exchange rate changes favorably impacted sales by $10.8 million.  Gross margin declined modestly from 18.9 percent during the second quarter of fiscal 2007 to 18.4 percent during the second quarter of fiscal 2008, primarily related to a change in mix of our sales toward lower margin products, as well as customer price downs which we were not entirely able to offset with purchasing savings and operating efficiency improvements.  SG&A expenses increased $2.8 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, primarily related to the impact of foreign currency exchange rate changes and investment in research and development for our next generation powertrain cooling and heat transfer technology within this region.  Income from continuing operations improved $2.5 million over the periods presented, based on the contribution impact of the increased sales volumes.

Comparison of Six Months Ended September 26, 2007 and 2006

Original Equipment – Europe fiscal 2008 year to date net sales increased $62.9 million from the same period last year, based on continued strength in powertrain cooling products, engine related products and condenser sales volumes and a $24.8 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased from 20.4 percent during the first six months of fiscal 2007 to 19.3 percent during the first six months of fiscal 2008, as customer price downs were only partially offset by purchasing savings and performance improvements in our manufacturing facilities.  SG&A expenses increased $1.8 million over the comparable six month periods primarily due to the impact of foreign currency exchange rate changes and the investment in research and development for our next generation powertrain cooling and heat transfer technology within this region.  Income from continuing operations improved $7.3 million from the first six months of fiscal 2007 to the first six months of fiscal 2008 based on the contribution impact of the increased sales volumes.  We have recently broken ground for our new Hungary facility within this region, with production scheduled to begin in fiscal 2009.

Original Equipment - North America
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	119.7	100.0%	179.6	100.0%	247.9	100.0%	351.8	100.0%
Cost of sales	114.2	95.4%	153.9	85.7%	231.0	93.2%	297.4	84.5%
Gross profit	5.5	4.6%	25.7	14.3%	16.9	6.8%	54.4	15.5%
Selling, general and administrative expenses	9.8	8.2%	10.3	5.7%	20.4	8.2%	20.9	5.9%
Restructuring (income) expense	(0.1)	-0.1%	1.4	0.8%	(0.3)	-0.1%	1.5	0.4%
(Loss) income from continuing operations	(4.2)	-3.5%	14.0	7.8%	(3.2)	-1.3%	32.0	9.1%

Comparison of Three Months Ended September 26, 2007 and 2006

Original Equipment – North America net sales decreased $59.9 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, primarily driven by a cyclical downturn in the heavy duty truck market as a result of pre-buy activity in advance of the January 1, 2007 emission requirement changes in North America.  Heavy duty truck build rates have fallen dramatically subsequent to the emission law changes, with an estimated 50 percent decline in build rates from calendar 2007 to calendar 2008.  In addition, medium duty truck build rates have also declined on a year-over-year basis within this region.  Gross margin decreased from 14.3 percent during the second quarter of fiscal 2007 to 4.6 percent during the second quarter of fiscal 2008.  This decline was primarily related to the following two factors:  (1) the significant reduction in sales volumes has resulted in an underabsorption of fixed overhead costs and a lower gross margin as we have excess capacity in many of our North American facilities; and (2) the manufacturing realignment currently in progress in North America, including the process of closing four operating facilities, transferring and consolidation product lines, and launching new product lines has resulted in operating inefficiencies which has impacted our gross margin.  During the second quarter of fiscal 2007, we recorded $1.4 million of restructuring costs, primarily severance, related to the announcement of plant closures within this region.  No similar restructuring costs were incurred in the second quarter of fiscal 2008.   During the second quarter of fiscal 2008, this segment incurred a loss from continuing operations of $4.2 million, which has decreased $18.2 million from the income from continuing operations earned in the second quarter of fiscal 2007, based primarily on the significant reduction in sales volumes and declining gross margin.

Comparison of Six Months Ended September 26, 2007 and 2006

Original Equipment – North America fiscal 2008 year to date net sales decreased $103.9 million from the same period last year, based on the cyclical downturn in the North American truck market following the January 1, 2007 emission law changes.  Gross margin decreased from 15.5 percent during the first six months of fiscal 2007 to 6.8 percent during the first six months of fiscal 2008, primarily related to the underabsorption of fixed overhead costs in our manufacturing facilities due to the significantly reduced sales volumes, as well as operating inefficiencies incurred in conjunction with our manufacturing realignment activities.  During the first six months of fiscal 2008, this segment incurred a loss from continuing operations of $3.2 million, which has decreased $35.2 million from the income from continuing operations earned in the first six months of fiscal 2007, based primarily on the significant reduction in sales volumes and declining gross margin.  To date, the manufacturing realignment activities within this region have resulted in two facility closures, with two additional closures coming in the next fiscal year at our Jackson, Mississippi and Clinton, Tennessee facilities.  In addition, construction of our new facility in Nuevo Laredo, Mexico is nearly completed, and we expect to begin production at this facility by the end of fiscal 2008.

South America
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	33.6	100.0%	21.6	100.0%	62.2	100.0%	29.5	100.0%
Cost of sales	25.6	76.2%	17.7	81.9%	48.4	77.8%	24.0	81.4%
Gross profit	8.0	23.8%	3.9	18.1%	13.8	22.2%	5.5	18.6%
Selling, general and administrative expenses	4.0	11.9%	3.2	14.8%	7.6	12.2%	4.3	14.6%
Income from continuing operations	4.0	11.9%	0.7	3.2%	6.2	10.0%	1.2	4.1%

Comparison of Three Months Ended September 26, 2007 and 2006

South America net sales increased $12.0 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, driven by robust agricultural and commercial vehicle sales in Brazil, which are markets that we have a leading position in.  In addition, the improving economic environment in Brazil and $4.1 million of favorable foreign currency exchange rate changes also contributed to the increase in sales.  Gross margin improved from 18.1 percent during the second quarter of fiscal 2007 to 23.8 percent during the second quarter of fiscal 2008, primarily related to better absorption of fixed overhead costs with the higher sales volumes, as well as performance improvements within our manufacturing facility.  Income from continuing operations improved $3.3 million over the periods presented, based on the contribution impact of the increased sales volumes and operating improvements.

Comparison of Six Months Ended September 26, 2007 and 2006

South America fiscal 2008 year to date net sales increased $32.7 million from the same period last year, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy.    In addition, foreign currency exchange rate changes favorably impacted sales by $5.1 million.  Gross margin increased from 18.6 percent during the first six months of fiscal 2007 to 22.2 percent during the first six months of fiscal 2008, based on improved fixed cost absorption and performance improvements in our manufacturing facility.  Income from continuing operations improved $5.0 million from the first six months of fiscal 2007 to the first six months of fiscal 2008 based on the contribution impact of the increased sales volumes and improved gross margin.  South America’s results of operations for the first six months of fiscal 2007 represented four months of results after the May 2007 acquisition of the remaining 50 percent of our Brazilian joint venture.
Commercial Products
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	50.9	100.0%	50.0	100.0%	95.2	100.0%	89.3	100.0%
Cost of sales	39.4	77.4%	40.3	80.6%	74.8	78.6%	71.0	79.5%
Gross profit	11.5	22.6%	9.7	19.4%	20.4	21.4%	18.3	20.5%
Selling, general and administrative expenses	7.4	14.5%	7.6	15.2%	14.6	15.3%	14.4	16.1%
Income from continuing operations	4.1	8.1%	2.1	4.2%	5.8	6.1%	3.9	4.4%

Comparison of Three Months Ended September 26, 2007 and 2006

Commercial Products net sales increased $0.9 million from the second quarter of fiscal 2007 to the second quarter of fiscal 2008, primarily related to $1.4 million of favorable foreign currency exchange rate changes.  Strong air conditioning sales in the United Kingdom were offset by decreased volumes in the North American air conditioning and heating businesses caused by softness in the construction market.  Gross margin improved from 19.4 percent during the second quarter of fiscal 2007 to 22.6 percent during the second quarter of fiscal 2008, primarily related to performance improvements within the manufacturing operations.  Income from continuing operations improved $2.0 million over the periods presented, based on the improvement in gross margin.

Comparison of Six Months Ended September 26, 2007 and 2006

Commercial Products fiscal 2008 year to date net sales increased $5.9 million from the same period last year, based primarily on $2.9 million of favorable foreign currency exchange rate changes.  In addition, strong air conditioning sales in the United Kingdom were partially offset by decreased volumes in the North American air conditioning and heating businesses. Gross margin increased from 20.5 percent during the first six months of fiscal 2007 to 21.4 percent during the first six months of fiscal 2008, based on performance improvements in our manufacturing facilities.  Income from continuing operations improved $1.9 million over the periods presented, based on the improvement in sales volumes and gross margin.
Fuel Cell
	Three months ended September 26				Six months ended September 26
	2007		2006		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	0.9	100.0%	0.5	100.0%	1.3	100.0%	1.4	100.0%
Cost of sales	0.4	44.4%	0.5	100.0%	0.8	61.5%	0.8	57.1%
Gross profit	0.5	55.6%	0.0	0.0%	0.5	38.5%	0.6	42.9%
Selling, general and administrative expenses	0.7	77.8%	0.7	140.0%	1.4	107.7%	1.3	92.9%
Loss from continuing operations	(0.2)	-22.2%	(0.7)	-140.0%	(0.9)	-69.2%	(0.7)	-50.0%

Fuel Cell is in the start-up phase with quarterly sales less than $1.0 million.  We continue to partner with customers such as Bloom Energy and Ceres Power to provide, in the near future, clean, continuous power applying fuel cell technology to stand-alone power systems.  We believe that fuel cell technology has the long term potential to contribute up to 10 percent of the Company’s consolidated revenues toward the end of the five year planning period based on customer estimates of volumes.

Outlook for the Remainder of the Year

Based on the significant impact of the North American heavy duty truck market and the operating inefficiencies in our North American operations, we have revised our outlook for the remainder of fiscal 2008.  We are projecting fiscal 2008 sales to be improved from fiscal 2007 to a range of $1.73 billion to $1.80 billion.  This assumes that the strong sales performance within Original Equipment – Asia, Original Equipment – Europe and South America segments will continue in the second half of fiscal 2008.  However, these strong sales volumes are expected to be largely offset by decreased volumes in the North American truck market which are anticipated to continue to remain weak during fiscal 2008.  Gross margin is expected to be within a range of 15.0 percent to 15.5 percent, which is lower than the gross margin of 16.2 percent in fiscal 2007.  The underabsorption of fixed costs and the manufacturing realignment inefficiencies in North America are the most significant factors contributing to this reduced outlook.  Operating margin is expected to be within a range of 2.1 percent to 2.8 percent, which is consistent to lower than the operating margin of 2.7 percent in fiscal 2007.  In addition, pre-tax results are projected to be in a range of $37 million to $41 million, which is below the fiscal 2007 pre-tax earnings of $45 million.  While the fixed cost absorption and manufacturing inefficiencies are expected to adversely impact the fiscal 2008 operating margin and pre-tax earnings, these components are anticipated to be partially offset by reduced SG&A expenses.  Our outlook for fiscal 2008 includes a decreased tax rate from 13.8 percent in fiscal 2007 to a range of 5 percent to 9 percent in fiscal 2008 due to the recent legislation in Germany which lowered the tax rate, as well as the changing mix of earnings toward lower tax rate jurisdictions on a year-over-year basis.  Based on the above factors, we expect fiscal 2008 earnings from continuing operations to fall within a range of $1.00 to $1.20 per fully diluted share, versus the $1.21 per fully diluted share reported from continuing operations in fiscal 2007.  This earnings range excludes any impact from the potential sale of our Electronics Cooling business and excludes costs associated with further repositioning activities which are under consideration.  This earnings range may be adversely affected if the North American truck market volumes deteriorate below our current expectations.  As we continue to construct several new plants during fiscal 2008, our capital expenditures should be within a range of $85 million to $105 million.  We also expect depreciation will be within a range of $75 million to $80 million in fiscal 2008.

In fiscal 2008 and beyond, we intend to remain focused on our strategies of developing new products and technologies, expanding into new markets and geographies and reducing our costs. These strategies and actions will make us a more cost competitive, innovative and efficient technology provider to our current and future customers.  We will continue our repositioning efforts with the goal of making the Company more efficient. We are implementing programs to change our manufacturing footprint, reduce our fixed and variable cost structure and standardize our manufacturing processes and global product offering.  We believe that these strategies and actions will improve our gross margin to be in a range of 18 percent to 20 percent and decrease our SG&A expenses as a percentage of sales to 11.5 percent by the end of fiscal 2010.

See “Forward-Looking Statements” below.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  The Company expects to meet its future operating, capital expenditure and strategic acquisition costs primarily through these sources.

Cash provided by operating activities for the six months ended September 26, 2007 was $14.2 million compared to $33.8 million one year ago.  The difference was mainly the result of reduced operating results and increased working capital build.  Working capital of $177.0 million at the end of the second quarter of fiscal 2008 was higher than the prior year-end balance of $148.9 million, primarily due to increased receivable balances, inventory levels and prepaid insurance which is up due to the timing of payments.  Inventory turns increased slightly from 12.0 at the end of the second quarter of fiscal 2007 to 12.2 at the end of the second quarter of fiscal 2008.  Days sales outstanding increased slightly from 54 days in the second quarter of fiscal 2007 to 55 days in the second quarter of fiscal 2008.

At September 26, 2007, the Company had capital expenditure commitments of $38.4 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in both Europe and North America.  Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense.  In fiscal 2008, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the construction of our new facilities in China, Mexico, India and Hungary.  Modine believes that its internally generated operating cash flow and existing cash balances, together with access to available external resources, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs.

Debt

Outstanding debt increased $34.9 million to $214.2 million at September 26, 2007 from the March 31, 2007 balance of $179.3 million. An increase of $27.0 million in domestic long-term debt and an increase of $7.9 million in international short-term debt accounted for this change.  During the first two quarters of fiscal 2008, additional net borrowings of $27.0 million were made on existing domestic credit lines primarily to finance capital expenditures related to construction of plants in Mexico, China, and India, the increase in working capital, and the share repurchase program.

Consolidated available lines of credit decreased $39.5 million to $190.0 million since March 31, 2007. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $265.0 million. Domestically, Modine's unused lines of credit decreased $27.0 million to $150.0 million, due to the borrowings mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $40.0 million, in the aggregate, at September 26, 2007.  At September 26, 2007, total debt-to-capital ratio (total debt plus shareholders’ equity) was 28.9 percent compared with 26.7 percent at the end of fiscal 2007.

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

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $9.6 million as of September 26, 2007.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, the following:

•	Modine’s ability to react to increasing commodities pricing including its ability to pass increasing costs on to customers in a timely manner;

•	Modine’s ability to further cut costs to increase its gross profit margin and to maintain and grow its business with fewer employees; 32

•	Modine’s ability to maintain its market share when its customers are experience pricing pressures and excess capacity issues;

•	Modine’s ability to increase its gross margin by producing products in low cost countries;

•	Maintenance of customer relationships while rationalizing business because Modine must ensure increased revenues are accompanied by increasing margins;

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

•	The cyclical nature of the vehicular industry;

•	Changes in the anticipated sales mix;

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Impairment of assets;

•	Modine’s ability to realize future tax benefits;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs and reductions in pension credit; and

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission. 33

Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk Management

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries.  Modine has manufacturing facilities in Brazil, Mexico, South Korea, China, South Africa and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  The Company's favorable currency translation adjustments recorded for the three months ended September 26, 2007 and for the twelve months ended March 31, 2007 were $2.4 million and $24.9 million, respectively.  The Company's favorable currency translation adjustments recorded for the six months ended September 26, 2007 were $9.7 million.  As of September 26, 2007 and March 31, 2007, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $110.2 million and $73.2 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $11.0 million and $7.3 million, respectively.  This sensitivity analysis assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

	September 26, 2007
	Expected Maturity Date

Long-term debt in ($000's)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$76	$204	$194	$217	$240	$1,959	$2,890
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

The Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At September 26, 2007, the Company had a 24.1 billion won ($26.2 million U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012.  On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan.  This collar was settled on August 29, 2006 for a loss of $1.1 million.  On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan.  At September 26, 2007, the Company also had inter-company loans totaling $22.5 million to its wholly owned subsidiary, Modine Brazil with various maturity dates through February 2009.  On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan.  This collar expires on March 31, 2008.

Interest Rate Risk Management

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivates to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings.  During the three and six months ended September 26, 2007, $0.1 million and $0.2 million of expense, respectively, was recorded in the consolidated statement of earnings related to the amortization of interest rate derivative losses.  At September 26, 2007, $1.9 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss).  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term debt obligations included in the previous table).  The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The carrying value of the debt approximates fair value, with the exception of the $150 million fixed rate notes, which have a fair value of approximately $145.6 million at September 26, 2007.
	September 26, 2007
	Expected Maturity Date

Long-term debt in ($000's)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$76	$204	$194	$217	$240	$1,959	$2,890
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.30%
Variable rate (U.S. dollars)	$3,000	-	$50,000	-	-	-	$53,000
Average interest rate	4.49%	-	7.11%	-	-	-

Credit Risk Management

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news.  Approximately 46 percent of the trade receivables balance at September 26, 2007 was concentrated in the Company's top ten customers.  Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk Management

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  A sustained economic downturn in any of these markets, particularly a further decline in the North American truck market, could have a material adverse effect on the future results of operations and potentially result in the impairment of related assets.

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

The upturn in the economy and the continued economic growth in China are putting production pressure on certain of the Company’s suppliers of raw materials.  In particular, there are a limited number of suppliers of steel and aluminum fin stock serving a more robust market.  As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year’s level.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers.  Historically high commodity pricing, which includes aluminum, copper and nickel, is making it increasingly difficult to pass along the full amount of these increases to our customers.

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

Commodity Price Risk Management

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel and natural gas.  The Company utilizes an aluminum hedging strategy by entering into fixed price contracts to help offset changing commodity prices.  During the second quarter of fiscal 2008, the Company entered into a collar for certain forecasted copper purchases, and also entered into a forward contract for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.  Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from these customers to abide by these agreements and pay the full amount of the price increases.

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

As of September 26, 2007, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collars to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the Modine Brazil loan which are discussed above under the section entitled “Foreign Currency Risk”.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Commodity derivatives:  As further noted above under the section entitled “Commodity Price Risk”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum, natural gas, copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  In the second quarter of fiscal 2008, all outstanding futures contracts related to forecasted purchases of aluminum and natural gas have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum impact earnings.  During the three and six months ended September 26, 2007, $1.1 million of expense and $0.2 million of income, respectively, was recorded in the consolidated statement of earnings related to the settlement of certain of these futures contracts.  At September 26, 2007, $1.9 million of unrealized losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next thirteen months.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 26, 2007.

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Report on Form 10-Q for the period ended June 26, 2007.  Certain information is incorporated by reference herein from Note 19 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Personal Injury Actions

During the second quarter of fiscal 2008, the Company was named as a defendant, along with Rohm & Haas Company and Morton International, in four personal injury actions filed in Philadelphia County, Pennsylvania Court of Common Pleas (“PCCP”):  Kemmerer v. Rohm and Haas Company, et al., PCCP, October Term 2007, Case No. 071000134; Kate v. Rohm and Haas Company, et al., PCCP, October Term 2007, Case No. 071000132; Bierhaus v. Rohm and Haas Company, et al., PCCP, October Term 2007, Case No. 071000139; and Smuski v. Rohm and Haas Company, et al., PCCP, October Term 2007, Case No. 071000137.  The Company is also named as a defendant in eighteen other cases filed in the same court.  A listing of these cases has been previously reported in the Company’s periodic reports filed with the SEC, including the Company’s Form 10-K for the year ended March 31, 2007 and its Form 10-Q for the quarterly period ended June 26, 2007.  These cases allege personal injury due to exposure to certain solvents that were allegedly released to groundwater and air for an undetermined period of time. Under similar facts as the PCCP cases but alleging a federal putative class action, the Company is a defendant, along with Rohm & Haas Company and Morton International, in the United States District Court for the Eastern District of Pennsylvania in Gates, et al. v. Rohm and Haas Company, et al., Case No. 06-1743. The Company is in the discovery stage with these cases and intends to aggressively defend these cases.

Other litigation

In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court during the second quarter of fiscal 2008.  The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.

Item 1A.  Risk Factors.

Our business involves risk.  The following information about these risks should be considered carefully together with the other information contained in this report and in conjunction with Part I.  Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.  The risks described below and in the Form 10-K are not the only risks we face.  Additional risks not currently known or deemed immaterial may also result in adverse results for our business.

A decline in our profitability or expected profitability could result in the impairment of assets, including goodwill and deferred tax assets.

A decline in profitability, particularly a further decline in our Original Equipment – North America segment, could call into question the recoverability of our related deferred tax assets or goodwill and require us to write down or write off these assets or, in the case of deferred tax assets, recognize a valuation allowance through a charge to income.  Such an occurrence could have a material adverse effect on our results of operations and financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its second quarter of fiscal 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 27 – July 26, 2007	2,789	(1)	$26.70	(2)	——		——	(4)

July 27 – August 26, 2007	90,000	(3)	$27.44	(2)	90,000	(3)	——	(4)

August 27 – September 26, 2007	110,000	(3)	$27.44	(2)	110,000	(3)	——	(4)

Total	202,789	(1)(3)	$27.43	(2)	200,000	(3)

(1)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations upon the vesting of stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

(2)	The stated price does not include any commission paid.

(3)
Consists of purchases made pursuant to the anti-dilution portion of the share repurchase program announced on May 18, 2005, under which the Company has continuing authority to buy-back such additional number of shares as is deemed necessary to offset dilution from Modine’s incentive stock plans.

(4)
There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, described in Note 17 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report, which description is incorporated herein by reference, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of the first program referenced in Note 3 of this table.  The Company does not know at this time the number of shares that may be purchased under this portion of the program.  In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted stock awards or by the directors upon award of unrestricted shares.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding restricted stock awards is 242,847, with a value of $6,639,437 at September 26, 2007.  Generally, the tax withholding obligation on such shares is up to approximately 40 percent of the value of the shares when they vest. The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 18, 2007.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2007.

Item 6.  Exhibits.

(a)   Exhibits:

The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	By-Laws.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 18, 2007

31.1	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY (Registrant)

Date: November 5, 2007	By:	/s/ Bradley C. Richardson
Name: Bradley C. Richardson
Title: Executive Vice President, Finance and Chief Financial Officer*

* Executing as both the principal financial officer and a duly authorized officer of the Company