Form 10-Q
period 2007-12-26
MODINE MANUFACTURING CO
filed 2008-02-04
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-1373
MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin	53403

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (262) 636-1200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 32,674,841 at February 1, 2008.

MODINE MANUFACTURING COMPANY
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 26, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Net sales	$495,301	$458,106	$1,370,868	$1,307,607
Cost of sales	418,290	380,259	1,160,171	1,083,694

Gross profit	77,011	77,847	210,697	223,913
Selling, general and administrative expenses	60,579	59,111	171,091	171,370
Restructuring (income) charges	(3)	932	(322)	2,397
Impairment of goodwill and long-lived assets	31,455	—	31,455	—

(Loss) income from operations	(15,020)	17,804	8,473	50,146
Interest expense	3,440	2,784	9,194	7,211
Other income – net	(2,785)	(4,043)	(7,061)	(6,993)

(Loss) earnings from continuing operations before income taxes	(15,675)	19,063	6,340	49,928
Provision for income taxes	31,824	2,706	31,513	6,876

(Loss) earnings from continuing operations	(47,499)	16,357	(25,173)	43,052
Earnings (loss) from discontinued operations (net of income taxes)	149	(11)	535	1,960
Cumulative effect of accounting change (net of income taxes)	—	—	—	70

Net (loss) earnings	$(47,350)	$16,346	$(24,638)	$45,082

Net (loss) earnings per share of common stock – basic:
Continuing operations	$(1.49)	$0.51	$(0.79)	$1.34
Earnings (loss) from discontinued operations	0.01	—	0.02	0.06
Cumulative effect of accounting change	—	—	—	—

Net (loss) earnings – basic	$(1.48)	$0.51	$(0.77)	$1.40

Net (loss) earnings per share of common stock – diluted:
Continuing operations	$(1.49)	$0.51	$(0.79)	$1.34
Earnings (loss) from discontinued operations	0.01	—	0.02	0.06
Cumulative effect of accounting change	—	—	—	—

Net (loss) earnings – diluted	$(1.48)	$0.51	$(0.77)	$1.40

Dividends per share	$0.175	$0.175	$0.525	$0.525

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 26, 2007 and March 31, 2007
(In thousands, except per share amounts)
(Unaudited)

	December 26, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55,726	$21,227
Short term investments	3,080	3,001
Trade receivables, less allowance for doubtful accounts of $2,068 and $1,512	283,391	248,493
Inventories	130,129	108,217
Assets held for sale	9,290	9,256
Deferred income taxes and other current assets	91,768	66,663

Total current assets	573,384	456,857

Noncurrent assets:
Property, plant, and equipment – net	536,001	514,949
Investments in affiliates	21,996	18,794
Goodwill	44,405	64,284
Intangible assets – net	11,004	11,137
Assets held for sale	6,295	9,281
Other noncurrent assets	30,722	26,271

Total noncurrent assets	650,423	644,716

Total assets	$1,223,807	$1,101,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,480	$344
Long-term debt – current portion	3,168	3,149
Accounts payable	208,993	194,734
Accrued compensation and employee benefits	65,827	58,977
Income taxes	16,801	14,358
Liabilities of business held for sale	3,867	3,478
Accrued expenses and other current liabilities	57,501	32,913

Total current liabilities	364,637	307,953

Noncurrent liabilities:
Long-term debt	232,825	175,856
Deferred income taxes	21,832	18,291
Pensions	34,186	48,847
Postretirement benefits	28,050	27,960
Liabilities of business held for sale	95	94
Other noncurrent liabilities	33,873	29,305

Total noncurrent liabilities	350,861	300,353

Total liabilities	715,498	608,306

Commitments and contingencies (See Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued — none	—	—
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,675 and 32,872 shares	20,422	20,545
Additional paid-in capital	66,569	61,240
Retained earnings	389,099	439,318
Accumulated other comprehensive income (loss)	45,709	(14,779)
Treasury stock at cost: 474 and 453 shares	(12,990)	(12,468)
Deferred compensation trust	(500)	(589)

Total shareholders’ equity	508,309	493,267

Total liabilities and shareholders’ equity	$1,223,807	$1,101,573

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 26, 2007 and 2006
(In thousands)
(Unaudited)

	Nine months ended December 26
	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(24,638)	$45,082
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	58,445	52,388
Impairment of goodwill and long-lived assets	31,455	—
Deferred income taxes	19,754	(15,890)
Other – net	(9,322)	6,006
Net changes in operating assets and liabilities, excluding acquisitions and dispositions	(29,896)	(20,074)

Net cash provided by operating activities	45,798	67,512

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58,112)	(60,412)
Acquisitions, net of cash acquired	—	(11,096)
Proceeds from purchase price settlement	—	2,900
Proceeds from dispositions of assets	8,734	24
Settlement of derivative contracts	(1,286)	(1,887)
Other – net	63	(884)

Net cash used for investing activities	(50,601)	(71,355)

Cash flows from financing activities:
Short-term debt – net	7,951	(3,424)
Borrowings of long-term debt	98,884	191,600
Repayments of long-term debt	(41,672)	(163,906)
Book overdrafts	(5,283)	(2,124)
Proceeds from exercise of stock options	686	1,670
Repurchase of common stock, treasury and retirement	(7,396)	(13,811)
Cash dividends paid	(16,972)	(17,010)
Excess tax benefits from stock-based compensation	—	242

Net cash provided by (used for) financing activities	36,198	(6,763)

Effect of exchange rate changes on cash	3,104	(1,054)

Net increase (decrease) in cash and cash equivalents	34,499	(11,660)

Cash and cash equivalents at beginning of period	21,227	30,798

Cash and cash equivalents at end of period	$55,726	$19,138

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Note 1: Overview
The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2007 filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2008 are not necessarily indicative of the results to be expected for the full fiscal year.
The March 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. In addition, certain notes and other information have been condensed or omitted from these interim financial statements. Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine’s Annual Report on Form 10-K for the year ended March 31, 2007.
Significant charges contributing to loss from continuing operations: During the three and nine months ended December 26, 2007, the Company reported a loss from continuing operations of $47,499 and $25,173, respectively. These amounts represent a significant reduction from the earnings from continuing operations of $16,357 and $43,052 reported for the three and nine months ended December 26, 2006, respectively. During the third quarter of fiscal 2008, the Company recorded asset impairment charges of $31,455 and a deferred tax valuation allowance of $40,435. These charges were the primary factors contributing to the loss from continuing operations for the three and nine months ended December 26, 2007.
The majority of these charges related to the Company’s Original Equipment – North America segment, which has reported a significant decline in its current fiscal year results as compared to the prior year. Original Equipment – North America’s net sales decreased $38,213, or 22.2 percent from the three months ended December 26, 2006 to the three months ended December 26, 2007, and its net sales decreased $142,142, or 27.2 percent from the nine months ended December 26, 2006 to the nine months ended December 26, 2007. In addition, Original Equipment – North America reported a loss from operations of $31,070 and $34,224 for the three and nine months ended December 26, 2007, respectively, as compared to earnings from operations of $9,515 and $41,553 reported for the three and nine months ended December 26, 2006. The decline in net sales was primarily driven by an ongoing downturn in the North American truck market as a result of pre-buy activity in advance of the January 1, 2007 emission requirement changes in North America and a slowdown in the North American economy. This decline in net sales has been more severe and is extending for a longer period of time than originally anticipated by the Company. This significant decline in sales volumes has contributed to a declining gross profit and an underabsorption of fixed overhead costs as excess capacity exists in many of the Original Equipment – North America facilities during fiscal 2008. Manufacturing inefficiencies incurred during fiscal 2008 in the Original Equipment – North America production facilities also contributed to the declining performance within this business. These inefficiencies were primarily related to new program launches and product line transfers in conjunction with our previously announced global competitiveness program.
In addition to the current fiscal year reduction in performance in the Original Equipment – North America segment, the Company reduced its outlook for this business in the third quarter of fiscal 2008. The future growth prospects within this business were reduced based on, among other factors, trends experienced with the January 1, 2007 emissions law change and a shift by customers in future vehicular programs to

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
countries outside of North America. The reduced outlook also included a reduction in expected future gross margins based on the near-term impact of plant inefficiencies related to new program launches and product transfers. The reduced outlook for future gross margins was also based on continued industry-wide cost and customer pricing pressures.
As a result of the decrease in the fiscal 2008 net sales and profitability in the Original Equipment – North America segment, combined with the reduced future outlook for this business, the Company recognized a goodwill impairment charge of $23,769 during the third quarter of fiscal 2008. This represented an impairment of the full amount of goodwill recorded within the Original Equipment – North America segment. In addition, the Company performed an impairment review of the Original Equipment – North America long-lived assets during the third quarter of fiscal 2008, which resulted in an impairment charge of $3,011 for a program which was not able to support its asset base. If future capital expenditures are required for this program, additional impairment charges may be required.
The current year losses generated within the Original Equipment – North America segment and the reduced future outlook for this business significantly contributed to a projection of future losses in the United States. Based on this projection, the Company made a determination during the third quarter of fiscal 2008 that it was more likely than not that the U.S. deferred tax assets will not be realized. Accordingly, a valuation allowance of $40,435 was recorded against the net U.S. deferred tax assets during the three months ended December 26, 2007.
In response to the current year losses generated within the Original Equipment – North America segment and the reduced future outlook for this business, the Company is implementing a number of cost and operational efficiency measures that will be designed to improve the Company’s longer term competitiveness. On January 29, 2008, the Board of Directors approved additional restructuring actions, including the anticipated closure of three manufacturing plants in North America and the intended closure of the Tübingen, Germany manufacturing plant in Europe. These closures are expected to result in pre-tax charges in the range of $40,000 to $45,000 over the closure period, consisting of approximately $11,000 of employee-related costs and a range of $29,000 to $34,000 of other related costs. The closures should be completed by the end of fiscal 2010, and will result in cash expenditures in the range of $30,000 to $35,000. Approximately $10,000 of accruable costs related to the restructuring actions are anticipated to be recorded during the fourth quarter of fiscal 2008.
In addition to the restructuring actions, the Company recently introduced an enhanced capital allocation process which is designed to better allocate capital spending to the segments and programs that will provide the highest return on investment. The Company reduced its capital spending estimates for the next two fiscal years, and anticipate this spending to be at or below current depreciation levels. The Company will also be identifying additional actions around selling, general and administrative cost containment and product line rationalization. These additional actions are currently under development, and will be defined within the near future. Collectively, management anticipates the actions described will provide increased discipline around gross margins, working capital levels and asset utilization.
Liquidity: During the nine months ended December 26, 2007 and 2006, the Company reported net cash provided by operating activities of $45,798 and $67,512, respectively, which represents a decrease of $21,714. The fiscal 2008 decline in Original Equipment – North America’s results was a significant factor contributing to this decrease in net cash provided by operating activities. In addition, the Company’s outstanding debt increased from $179,349 at March 31, 2007 to $244,473 at December 26, 2007. The reduced cash flows from operating activities were not sufficient to fully finance capital expenditures and working capital needs of the business during fiscal 2008, therefore requiring additional borrowings on the Company’s revolving credit facility during the current year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The Company’s debt agreements require it to comply with certain limitations and to maintain specified financial ratios. The Company would have been in violation of a financial ratio as of December 26, 2007 had the agreements not been amended due to the goodwill impairment charge recorded during the three months ended December 26, 2007. On February, 1, 2008, the Company amended these debt agreements to allow the add-back of the asset impairment charges. At December 26, 2007, the Company was in compliance with the amended agreements. In addition, certain amendments were made to the covenants on a prospective basis to allow the add-back of certain anticipated cash and non-cash charges and to reduce the ratio of earnings before interest and taxes to interest expense (interest coverage ratio) to allow the Company to remain in compliance with this financial ratio on a prospective basis. The Company anticipates remaining in compliance on a prospective basis with the limitations and financial ratios based on its current business projections. In addition, the Company believes that its internally generated operating cash flow and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs. If the Company is unable to meet the financial covenants and reach suitable resolution of such defaults with the lenders, it could have a material adverse effect on the future results of operations, financial position and liquidity of the Company. See Note 14 for further discussion.
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
Goodwill and intangible assets: The Company accounts for purchased goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist which would require a more frequent evaluation. An assessment of the fair value of the Company’s reporting units for its goodwill valuation, and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows. An impairment loss is recognized when the book value of goodwill exceeds the fair value. A goodwill impairment charge of $23,769 was recorded during the third quarter of fiscal 2008. See Note 13 for further discussion.
Impairment of long-lived assets: Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows. If impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations. An asset impairment charge of $7,686 was recorded during the third quarter of fiscal 2008. See Note 10 for further discussion.
Income taxes: Deferred tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and tax bases of assets and liabilities, using enacted tax rates

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
in effect in the years in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that some portion or all of a deferred tax asset will not be realized. A valuation allowance of $40,435 was recorded during the third quarter of fiscal 2008 against net deferred tax assets in the United States. See Note 6 for further discussion.
Accounting standards changes and new accounting pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement,” which addresses how companies should measure fair value when required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. The Company is required to adopt SFAS No. 157 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R) which replaces SFAS No. 141, “Business Combination”. SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled. Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. Management is currently assessing the potential impact of this standard on the

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Company’s consolidated financial statements; however, the Company does not anticipate the adoption to have a material impact on previous acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. The Company’s consolidated subsidiaries are wholly-owned and as such no minority interests are currently reported in its consolidated financial statements. Other current ownership interests are reported under the equity method of accounting under investments in affiliates. SFAS No. 160 is effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. Based upon the Company’s current portfolio of investments in affiliates, the Company does not anticipate that adoption of this standard will have a material impact on the consolidated financial statements.
Note 3: Employee Benefit Plans
Modine’s contributions to the defined contribution employee benefit plans for the three months ended December 26, 2007 and 2006 were $1,904 and $1,919, respectively. Modine’s contributions to the defined contribution employee benefit plans for the nine months ended December 26, 2007 and 2006 were $5,635 and $6,131, respectively.
In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan are being modified so that no increases in annual earnings after December 31, 2007 will be included in calculating the average annual earnings portion under the pension plan formula. The Company recorded a pension curtailment gain of $4,214 during the second quarter of fiscal 2008 to reflect this modification.
In July 2006, the Company announced the closure of its facility in Clinton, Tennessee. The Company recorded a pension curtailment charge of $650 during the nine months ended December 26, 2006 to reflect the impact of this closure of the Clinton Hourly-Paid Employees Retirement Plan.
In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees. This program included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program. The Company recorded a charge of $964 during the nine months ended December 26, 2006 to reflect this enhanced pension benefit.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Costs for Modine’s pension and postretirement benefit plans for the three and nine months ended December 26, 2007 and 2006 include the following components:

		Three months ended				Nine months ended
	December 26				December 26
	Pension		Postretirement		Pension		Postretirement
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$713	$1,076	$41	$77	$2,184	$3,291	$207	$271
Interest cost	3,426	3,741	460	386	10,582	11,318	1,355	1,349
Expected return on plan assets	(4,574)	(4,692)	—	—	(13,675)	(14,220)	—	—
Amortization of:
Unrecognized net loss	446	1,415	139	2	2,335	4,271	383	259
Unrecognized prior service cost	123	11	—	—	203	11	—	—
Unrecognized net asset	(4)	(6)	—	—	(16)	(20)	—	—
Adjustment for curtailment	—	(50)	—	—	(4,214)	650	—	—
Enhanced pension benefit	—	24	—	—	—	964	—	—

Net periodic benefit cost (income)	$130	$1,519	$640	$465	$(2,601)	$6,265	$1,945	$1,879

Note 4: Stock-Based Compensation
Modine adopted SFAS No. 123(R), “Share-Based Payment,” effective April 1, 2006. SFAS No. 123(R) requires that the cost of stock-based compensation be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation consists of stock options and restricted and unrestricted stock granted for retention and performance. Upon adoption, management made an estimate (based upon historical rates) of expected forfeitures and recognized compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares. Modine recognized stock-based compensation cost of $1,541 and $1,238 for the three months ended December 26, 2007 and 2006, respectively. Modine recognized stock-based compensation cost of $5,215 and $3,691 for the nine months ended December 26, 2007 and 2006, respectively. Compensation expense recognized in the three and nine months ended December 26, 2007 included $285 and $856, respectively, related to the earnings per share component of the fiscal 2007-08 performance grant based upon probable attainment of the targeted three-year compound growth rate.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and nine months ended December 26, 2007 and 2006:

	Three months ended December 26,
	2007		2006
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	—	$—	—	$—
Unrestricted common stock — performance	6.6	$27.69	5.1	$24.16
Unrestricted common stock — retention	—	$—	1.2	$24.77
Restricted common stock — performance based upon total shareholder return compared to the S&P 500	—	$—	—	$—
Restricted common stock — performance based upon earnings per share growth	—	$—	—	$—

	Nine months ended December 26,
	2007		2006
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	0.3	$5.30	—	$—
Unrestricted common stock — performance	6.6	$27.69	5.1	$24.16
Unrestricted common stock — retention	11.2	$28.50	9.7	$23.16
Restricted common stock — performance based upon total shareholder return compared to the S&P 500	79.9	$23.60	66.7	$29.75
Restricted common stock — performance based upon earnings per share growth	149.6	$23.25	—	$—
The table below sets forth the pricing assumptions used in determining the fair value for the common stock options using the Black Scholes model and the total shareholder return portion of the performance awards using the Monte Carlo model:

	Three and nine months ended December 26,
	2007		2006
		Performance	Performance
	Options	Awards	Awards
Expected life of awards in years	5	3	3
Risk-free interest rate	4.58%	4.57%	4.96%
Expected volatility of the Company’s stock	28.51%	29.60%	31.40%
Expected dividend yield on the Company’s stock	3.32%	2.88%	2.19%
Expected forfeiture rate	1.50%	1.50%	1.50%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
As of December 26, 2007, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

	Unrecognized	Weighted Average
	Compenstion	Remaining Service
Type of award	Costs	Period in Years
Restricted common stock — retention	$4,350	2.3
Restricted common stock — performance (including both total shareholder return and earnings per share components)	4,841	2.0

Total	$9,191	2.1

Note 5: Other Income – Net
Other income – net was comprised of the following:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Equity earnings of non-consolidated affiliates	$1,294	$302	$2,564	$1,718
Interest income	633	365	1,225	838
Foreign currency transactions	687	(54)	2,939	727
Purchase price settlement	—	2,900	—	2,900
Other non-operating income — net	171	530	333	810

Total other income — net	$2,785	$4,043	$7,061	$6,993

Foreign currency transactions for the three and nine months ended December 26, 2007 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil. The purchase price settlement of $2,900 during the three and nine months ended December 26, 2006 related to the Final Settlement Agreement between Modine and WiniaMando, Inc. effective November 30, 2006.
Note 6: Income Taxes
SFAS No. 109 requires an assessment of whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence and considering whether it is more likely than not that the deferred tax assets will not be realized. Given the current market conditions for the Original Equipment – North America segment as well as other factors arising during the third quarter of fiscal 2008 which may impact future operating results, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the U.S. deferred tax assets. Based on projected losses in the U.S., the Company determined that it was more likely than not that the U.S. deferred tax assets will not be realized, and a valuation allowance of $40,435 was recorded against the net U.S. deferred tax assets during the third quarter of fiscal 2008.
Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur. Circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the fiscal year. This is particularly true when small variations in the projected earnings or losses could result in a significant fluctuation in the estimated annual effective

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
tax rate. In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the Company has determined that a reliable estimate of its annual income tax rate cannot be made, and that the tax impact of the Company’s operations in the U.S. should be removed from the effective tax rate methodology and recorded discretely in the third quarter of fiscal 2008 based upon year-to-date results. The quarterly income taxes for the Company’s operations outside the U.S. continue to be estimated under the effective tax rate methodology.
The following is a reconciliation of the provision for income taxes and effective tax rates for the three and nine months ended December 26, 2007:

	Three months ended December 26, 2007
	Domestic	Foreign	Total	%
(Loss) earnings from continuing operations before income taxes	$(47,072)	$31,397	$(15,675)

(Benefit from) provision for income taxes at federal statutory rate	$(16,475)	$10,989	$(5,486)	35.0%
Differential in foreign tax rates and state taxes	(1,636)	(2,309)	(3,945)	25.2
Valuation allowance	40,435	274	40,709	(259.7)
Other, net	546	—	546	(3.5)

Provision for income taxes	$22,870	$8,954	$31,824	(203.0%)

	Nine months ended December 26, 2007
	Domestic	Foreign	Total	%
(Loss) earnings from continuing operations before income taxes	$(71,170)	$77,510	$6,340

(Benefit from) provision for income taxes at federal statutory rate	$(24,909)	$27,128	$2,219	35.0%
Foreign tax law change	—	(2,735)	(2,735)	(43.1)
Differential in foreign tax rates and state taxes	(2,393)	(5,968)	(8,361)	(131.9)
Valuation allowance	40,435	336	40,771	643.1
Other, net	(381)	—	(381)	(6.0)

Provision for income taxes	$12,752	$18,761	$31,513	497.1%

For the three months ended December 26, 2007, the Company reported a loss from continuing operations before income taxes of $15,675, which resulted in an overall tax provision of $31,824 and an effective tax rate of -203.0 percent. For the nine months ended December 26, 2007, the Company reported earnings from continuing operations before income taxes of $6,340, which resulted in an overall tax provision of $31,513 and an effective tax rate of 497.1 percent. The differences between the effective tax rate and the federal statutory tax rate for the three and nine months ended December 26, 2007 was primarily related to the $40,435 valuation allowance recorded during the third quarter against the net deferred tax assets in the U.S. tax jurisdiction. The Company will continue to provide a valuation allowance against its net U.S. deferred tax assets in the fourth quarter of fiscal 2008 and going forward until the need for the valuation

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
allowance is eliminated. The need for the valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted, and will continue to be impacted, by providing a valuation allowance on U.S. operating losses.
For the three months ended December 26, 2006, the Company reported earnings from continuing operations before income taxes of $19,063, which resulted in an overall tax provision of $2,706 and an effective tax rate of 14.2 percent. For the nine months ended December 26, 2006, the Company reported earnings from continuing operations before income taxes of $49,928, which resulted in an overall tax provision of $6,876 and an effective tax rate of 13.8 percent. The difference between the effective tax rate and the federal statutory tax rate for the three months ended December 26, 2006 primarily related to legislation that was passed extending the research and development tax credit retroactively to January 1, 2006. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended December 26, 2006 included the research and development legislation change, as well the recognition of a tax benefit related to net operating losses in Brazil that were previously unavailable.
After adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on April 1, 2007, the Company’s total gross liability for unrecognized tax benefits was $8,587, including $541 of accrued penalties and $770 of accrued interest. During the three months ended December 26, 2007, the Company reduced its total gross liability for unrecognized tax benefits by $1,455 related to certain adjustments in connection with an ongoing U.S. Internal Revenue Service examination. During the nine months ended December 26, 2007, the Company recorded interest and penalties of $169. During the nine months ended December 26, 2007, other individually insignificant adjustments have been made to the gross liability related to various tax positions resulting in a total gross liability for unrecognized tax benefits of $8,183 at December 26, 2007. The Company does not expect any further significant increase or decrease in the total amount of unrecognized tax benefits during the remainder of fiscal 2008.
The amount of unrecognized tax benefits on April 1, 2007 that, if recognized, would affect the effective tax rate was $5,757. This amount has been reduced to $4,155 as of December 26, 2007 as $1,602 of the unrecognized tax benefits are offset by a corresponding increase to the valuation allowance and therefore would have no effect on the effective tax rate.
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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Note 7: Earnings Per Share
The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Numerator:
(Loss) earnings from continuing operations	$(47,499)	$16,357	$(25,173)	$43,052
Earnings (loss) from discontinued operations	149	(11)	535	1,960
Cumulative effect of accounting change	—	—	—	70

Net (loss) earnings	$(47,350)	$16,346	$(24,638)	$45,082

Denominator:
Weighted average shares outstanding — basic	31,936	32,074	32,049	32,153
Effect of dilutive securities	—	84	—	92

Weighted average shares outstanding — diluted	31,936	32,158	32,049	32,245

Net (loss) earnings per share of common stock — basic:
Continuing operations	$(1.49)	$0.51	$(0.79)	$1.34
Earnings (loss) from discontinued operations	0.01	—	0.02	0.06
Cumulative effect of accounting change	—	—	—	—

Net (loss) earnings — basic	$(1.48)	$0.51	$(0.77)	$1.40

Net (loss) earnings per share of common stock - diluted:
Continuing operations	$(1.49)	$0.51	$(0.79)	$1.34
Earnings (loss) from discontinued operations	0.01	—	0.02	0.06
Cumulative effect of accounting change	—	—	—	—

Net (loss) earnings — diluted	$(1.48)	$0.51	$(0.77)	$1.40

For the three and nine months ended December 26, 2007, the calculation of diluted earnings per share excludes all potentially dilutive shares, which includes 2,385 stock options, 243 restricted stock awards and 150 performance awards as these shares were anti-dilutive. For the three and nine months ended December 26, 2006, the calculation of diluted earnings per share excluded 1,645 stock options and 194 restricted stock as these shares were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Note 8: Comprehensive (Loss) Income
Comprehensive (loss) income, which represents net (loss) earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Net (loss) earnings	$(47,350)	$16,346	$(24,638)	$45,082
Foreign currency translation	26,175	12,625	35,910	25,019
Cash flow hedges	862	1,246	(1,365)	(24)
Change in SFAS No. 158 benefit plan adjustment	396	—	20,317	—
Net investment hedge adjustment	5,626	—	5,626	—

Total comprehensive (loss) income	$(14,291)	$30,217	$35,850	$70,077

From time to time, the Company has managed its currency exposure related to the net assets of Modine’s European subsidiaries through euro-denominated borrowings entered into by the parent. During the third quarter of fiscal 2008, the Company recorded an adjustment to accumulated other comprehensive income of $5,626 to properly reflect the income tax ramifications of net losses related to the foreign-currency-denominated debt recorded in the cumulative translation adjustment over the past several fiscal years. This adjustment was made in the third quarter of fiscal 2008 as it was deemed immaterial to the Company’s financial position for the current period and all previously reported periods. This adjustment had no impact on the Company’s net (loss) earnings for the current period or any period previously reported.
Note 9: Inventories
The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories. Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	December 26, 2007	March 31, 2007
Raw materials and work in process	$100,167	$79,904
Finished goods	29,962	28,313

Total inventories	$130,129	$108,217

Note 10: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

	December 26, 2007	March 31, 2007
Gross property, plant and equipment	$1,135,010	$1,043,698
Less accumulated depreciation	(599,009)	(528,749)

Net property, plant and equipment	$536,001	$514,949

Due to the existence of impairment indicators, the Company conducted an assessment for the impairment of certain property, plant and equipment within the Original Equipment – North America and the Original Equipment – Europe segments in the third quarter of fiscal 2008 in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During this assessment, certain long-lived assets were deemed to be impaired and a write-down to fair value was considered necessary. As a result, an impairment charge of $7,686 was recorded during the three months ended December 26, 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The impairment charge included $3,011 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base. If future capital expenditures are required for this program, additional impairment charges may be required. Also included in the impairment charge was $4,675 related to assets in the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment based on the Company’s intention to close this facility.
Note 11: Restructuring, Plant Closures and Other Related Costs
In fiscal 2007, Modine announced a global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits. The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities to its technology center in Racine, Wisconsin; offered a voluntary enhanced early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced four facility closings within North America.
The Company has incurred $3,296 of termination charges, $663 of pension curtailment charges and $8,824 of other closure costs to date related to these plans. Total additional costs which are anticipated to be incurred through fiscal 2009 are approximately $2,400; consisting of $500 of employee-related costs and $1,900 of other costs such as equipment moving costs and miscellaneous facility closing costs. Total additional cash expenditures of approximately $4,600 are anticipated to be incurred related to these plans.
The accrued restructuring liability for the three and nine months ended December 26, 2007 and 2006 were comprised of the following related to the above-described restructuring activities:

	Three months ended December 26
	2007	2006
Termination Benefits:
Balance, September 27	$1,785	$1,331
Additions	33	1,003
Adjustments	(36)	(71)
Payments	(137)	(1,092)

Balance, December 26	$1,645	$1,171

	Nine months ended December 26
	2007	2006
Termination Benefits:
Balance, April 1	$2,313	$—
Additions	323	2,468
Adjustments	(645)	(71)
Payments	(346)	(1,226)

Balance, December 26	$1,645	$1,171

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The following is the summary of restructuring and other repositioning costs recorded related to the announced plans during the three and nine months ended December 26, 2007 and 2006:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Restructuring (income) charges:
Employee severance and related benefits	$(3)	$932	$(322)	$2,397

Other repositioning costs:
Special termination benefits — early retirement	—	66	—	1,971
Pension curtailment charge	—	(50)	—	650
Miscellaneous other closure costs	1,249	2,276	2,421	2,627

Total other repositioning costs	1,249	2,292	2,421	5,248

Total restructuring and other repositioning costs	$1,246	$3,224	$2,099	$7,645

The total restructuring and other repositioning costs of $1,246 and $2,099 were recorded in the consolidated statement of operations for the three and nine months ended December 26, 2007, respectively, as follows: $1,249 and $2,421 were recorded as a component of cost of sales and $3 and $322 were recorded as restructuring income. The Company accrues severance in accordance with its written plans and procedures when payment of the amounts becomes probable. Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods. The total restructuring and other repositioning costs of $3,224 and $7,645 were recorded in the consolidated statement of operations for the three and nine months ended December 26, 2006, respectively, as follows: $1,249 and $2,370 were recorded as a component of cost of sales, $1,043 and $2,878 were recorded as a component of selling, general and administrative expenses and $932 and $2,397 were recorded as restructuring charges.
Note 12: Discontinued Operations and Assets Held for Sale
On May 1, 2007, Modine announced it would explore strategic alternatives for its Electronics Cooling business. The Company is in negotiations with a potential purchaser of this business. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements. The Electronics Cooling business was formerly presented as part of the Other segment. See Note 19 for further discussion on segments. The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of earnings for all periods presented.
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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The major classes of assets and liabilities held for sale at December 26, 2007 and March 31, 2007 included in the consolidated balance sheets were as follows:

	December 26, 2007	March 31, 2007
Assets held for sale:
Receivables — net	$4,682	$3,866
Inventories	2,974	3,695
Other current assets	1,634	1,695

Total current assets held for sale	9,290	9,256

Property, plant and equipment — net	2,720	5,715
Goodwill	2,771	2,745
Other noncurrent assets	804	821

Total nonccurent assets held for sale	6,295	9,281

Total assets held for sale	$15,585	$18,537

Liabilities of business held for sale:
Accounts payable	$2,114	$1,596
Accrued expenses and other current liabilities	1,753	1,882

Total current liabilities of business held for sale	3,867	3,478

Other noncurrent liabilities	95	94

Total liabilities of business held for sale	$3,962	$3,572

In addition, the Electronics Cooling business had cash of $1,696 and $1,239 at December 26, 2007 and March 31, 2007, respectively, that was included in cash and cash equivalents on the consolidated balance sheets.
The following results of the Electronics Cooling business have been presented as earnings from discontinued operations in the consolidated statement of earnings:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Net sales	$6,916	$9,821	$21,302	$28,225
Cost of sales and other expenses	6,631	9,708	20,464	34,202

Earnings (loss) before income taxes	285	113	838	(5,977)
Provision for (benefit from) income taxes	136	124	303	(7,937)

Earnings (loss) from discontinued operations	$149	$(11)	$535	$1,960

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Note 13: Goodwill and Intangible Assets
Changes in the carrying amount of goodwill during the first nine months of fiscal 2008, by segment and in the aggregate, are summarized in the following table:

	OE-	OE-	OE-North	South	Commercial
	Asia	Europe	America	America	Products	Total
Balance, March 31, 2007	$523	$8,817	$23,769	$11,634	$19,541	$64,284
Changes in foreign currency	—	930	—	2,126	834	3,890
SFAS No. 142 goodwill impairment	—	—	(23,769)	—	—	(23,769)

Balance, December 26, 2007	$523	$9,747	$—	$13,760	$20,375	$44,405

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2008 by applying a fair value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the Original Equipment – North America segment goodwill was fully impaired, necessitating a charge of $23,769. The impairment was due to a recent declining outlook for the Original Equipment – North America segment as a result of weak North America sales volumes and lower gross margins related to plant closures, new product launches and continued pricing pressures impacting the vehicular industry. The fair value of the Company’s remaining reporting units exceeded their respective book values.
Intangible assets are comprised of the following:

	December 26, 2007			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Amortized intangible assets:
Patents and product technology	$3,951	$(3,632)	$319	$3,951	$(3,437)	$514
Trademarks	10,893	(1,891)	9,002	10,523	(1,301)	9,222
Other intangibles	463	(158)	305	423	(157)	266

Total amortized intangible assets	15,307	(5,681)	9,626	14,897	(4,895)	10,002
Unamortized intangible assets:
Tradename	1,378	—	1,378	1,135	—	1,135

Total intangible assets	$16,685	$(5,681)	$11,004	$16,032	$(4,895)	$11,137

The Company conducted its annual impairment assessment of intangible assets with indefinite lives in the third quarter of fiscal 2008 in accordance with SFAS No. 142 and determined that no impairment charge was necessary.
Amortization expense was $269 and $295 for the three months ended December 26, 2007 and 2006, respectively, and $706 and $833 for the nine months ended December 26, 2007 and 2006, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
Total estimated annual amortization expense expected for the remainder of fiscal year 2008 through 2013 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense
Remainder of 2008	$270
2009	1,082
2010	826
2011	826
2012	743
2013 & Beyond	5,879
Note 14: Indebtedness
The Company has $75,000, 4.91 percent Senior notes obtained through a private placement, maturing on September 29, 2015, and $50,000, 5.68 percent Series A Senior notes and $25,000, 5.68 percent Series B Senior notes obtained through a second private placement, maturing on December 7, 2017 and December 7, 2018, respectively. The Company also has an amended and restated $200,000 revolving credit agreement, which matures in October 2009. At December 26, 2007 and 2006, $80,000 and $14,000 was outstanding under the revolving credit facility, respectively.
Provisions contained in the Company’s revolving credit facility and Senior note agreements require the Company to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock. The most restrictive limitations were debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) below a 3.0 to 1.0 ratio and earnings before interest and taxes (EBIT) to interest expense (interest coverage ratio) greater than a 3.0 to 1.0 ratio. The Company would have been in violation of its interest coverage ratio as of December 26, 2007 in one or more of its agreements, had the agreements not been amended, primarily due to the goodwill impairment charge recorded within the Original Equipment – North America segment.
On February 1, 2008, the Company amended its credit facility and Senior note agreements to revise certain financial covenants to allow the add-back of certain non-cash and cash charges in connection with the calculations effective December 26, 2007. The most restrictive interest coverage ratio was reduced from its current level of 3.0 to 1.0 to varying ratios for interim quarters with the lowest being 1.75 to 1.0 and returning to 2.5 to 1.0 for the quarter ending June 30, 2009 and beyond. The Company was in compliance with all covenants, as amended, at December 26, 2007. Accordingly, the debt obligations associated with these amended agreements continue to be classified as long-term debt on the consolidated balance sheet at December 26, 2007. In connection with these amendments, interest costs increased 35 basis points for the notes, for the period beginning on April 1, 2008 and ending on June 30, 2009. In connection with the amendments, the Company incurred $388 of amendment fees to its creditors, which will be recorded in the fourth quarter of fiscal 2008.
Note 15: Financial Instruments
Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. At December 26, 2007 and March 31, 2007, approximately 47 percent and 53 percent, respectively, of the Company’s trade

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
accounts receivables were from the Company’s top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors. To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news. The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.
Inter-Company Loans Denominated in Foreign Currencies: The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At December 26, 2007, the Company had a 24,095 billion won ($25,663 U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan. This collar was settled on August 29, 2006 for a loss of $1,139. On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan.
At December 26, 2007, the Company had inter-company loans totaling $20,541 to its wholly owned subsidiary, Modine do Brasil Sistemas Termicos, Ltda. (Modine Brazil), with various maturity dates through February 2009. On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan. This collar has an expiration date of March 31, 2008.
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
Commodity derivatives: The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing prices for future purchases of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the three months ended December 26, 2007 and 2006, $1,480 of expense and $53 of income, respectively, was recorded in the consolidated statements of operations related to the settlement of certain futures contracts. During the nine months ended December 26, 2007 and 2006, $1,286 and $75 of expense, respectively, was recorded in the consolidated statements of operations related to the settlement of certain futures contracts. At December 26, 2007, $1,388 of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next twelve months.
During the nine months ended December 26, 2007, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities. The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations. During the three and

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
nine months ended December 26, 2007, $1,365 and $891 of expense, respectively, was recorded in cost of sales related to these futures contracts.
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
During the three months ended December 26, 2007 and 2006, $85 and $36 of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses. During the nine months ended December 26, 2007 and 2006, $259 and $91 of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses. At December 26, 2007, $1,816 of net unrealized losses remains deferred in accumulated other comprehensive income (loss).
Note 17: Product Warranties and Other Commitments
Product warranties: Modine provides product warranties for its assorted product lines with warranty periods generally ranging from one to ten years, with the majority falling within a two to four year time period. The Company accrues for estimated future warranty costs in the period in which the sale is recorded, and warranty expense estimates are forecasted based on the best information available using analytical and statistical analysis of both historical and current claim data. These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.
Changes in the warranty liability were as follows:

	Three months ended December 26
	2007	2006
Balance, September 26	$12,571	$10,233
Accruals for warranties issued in current period	1,611	1,688
Accruals (reversals) related to pre-existing warranties	345	(106)
Settlements made	(1,663)	(2,232)
Effect of exchange rate changes	601	207

Balance, December 26	$13,465	$9,790

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 26
	2007	2006
Balance, March 31	$13,843	$10,893
Acquisitions	—	527
Accruals for warranties issued in current period	4,434	5,761
Accruals (reversals) related to pre-existing warranties	607	(118)
Settlements made	(6,322)	(7,644)
Effect of exchange rate changes	903	371

Balance, December 26	$13,465	$9,790

Commitments: At December 26, 2007, the Company had capital expenditure commitments of $49,843. Significant capital expenditure commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America, along with the expansion in Asia. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities. In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.
Note 18: Share Repurchase Programs
During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. During the three months ended December 26, 2007, 50 shares were purchased under the anti-dilution portion of this program at an average cost of $27.63 per share, or a total of $1,382. During the nine months ended December 26, 2007, 250 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of $6,870. No shares were repurchased under the anti-dilution portion of this program during the three and nine months ended December 26, 2006. On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time, which expired on July 26, 2007. No share repurchases were made under this program during fiscal 2008. During the three months ended December 26, 2006, 49 shares were purchased under this program at an average cost of $24.37 per share, or a total of $1,192. During the nine months ended December 26, 2006, 503 shares were purchased under this program at an average cost of $26.38 per share, or a total of $13,259. The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company is retiring shares acquired pursuant to the programs, and the retired shares are being returned to the status of authorized but un-issued shares.
Note 19: Segment Information
Modine’s product lines consist of heat-transfer components and systems. Modine serves the vehicular; industrial; building heating, ventilating and air conditioning; and fuel cell original-equipment markets. During the first quarter of fiscal 2008, the Company implemented certain management reporting changes which resulted in the following changes in Modine’s reportable segments:

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
•	The Brazilian operation was reported in the newly established South America segment;
•	The Original Equipment — Americas segment was renamed Original Equipment — North America;
•	Certain support departments previously included within Corporate and administrative were realigned into the Original Equipment — North America segment;
•	The Commercial HVAC&R segment name was changed to Commercial Products; and
•	The Electronics Cooling business, previously reported in the Other segment, was presented as a discontinued operation. Therefore, the only remaining operation within the Other segment is the Fuel Cell business, which is now reported as a separate segment.
In conjunction with the above changes, the previously reported segment results have been restated for comparative purposes. Based on the above changes, the Company has six reportable segments, as follows:
Original Equipment — Asia
Comprised of vehicular and industrial original equipment products in Asia.
Original Equipment — Europe
Comprised of vehicular and industrial original equipment products in Europe.
Original Equipment — North America
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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

	Three months ended		Nine months ended
	December 26		December 26
	2007	2006	2007	2006
Sales :
Original Equipment — Asia	$70,904	$62,307	$204,986	$160,258
Original Equipment — Europe	206,099	154,442	551,919	437,297
Original Equipment — North America	133,248	171,461	381,142	523,284
South America	35,430	23,323	97,602	52,851
Commercial Products	56,252	50,412	151,423	139,724
Fuel Cell	923	1,910	2,230	3,320

Segment sales	502,856	463,855	1,389,302	1,316,734
Corporate and administrative	321	1,302	2,461	3,698
Eliminations	(7,876)	(7,051)	(20,895)	(12,825)

Sales from continuing operations	$495,301	$458,106	$1,370,868	$1,307,607

Operating earnings (loss):
Original Equipment — Asia	$984	$2,330	$1,148	$(396)
Original Equipment — Europe	27,800	17,989	68,774	51,671
Original Equipment — North America *	(31,070)	9,515	(34,224)	41,553
South America	2,841	1,821	9,065	3,051
Commercial Products	5,253	4,317	11,028	8,199
Fuel Cell	(395)	403	(1,247)	(321)

Segment earnings	5,413	36,375	54,544	103,757
Corporate and administrative	(20,440)	(18,579)	(46,134)	(53,590)
Eliminations	7	8	63	(21)
Other items not allocated to segments	(655)	1,259	(2,133)	(218)

(Loss) earnings from continuing operations before income taxes	$(15,675)	$19,063	$6,340	$49,928

*	The Original Equipment — North America results for the three and nine months ended December 26, 2007 include a goodwill impairment charge of $23,769 and a long-lived asset impairment charge of $3,011.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	December 26, 2007	March 31, 2007
Assets:
Original Equipment — Asia	$191,625	$163,836
Original Equipment — Europe	457,968	369,374
Original Equipment — North America	210,443	244,942
South America	100,960	76,367
Commercial Products	109,217	97,619
Fuel Cell	1,043	1,007
Corporate and administrative	153,636	148,425
Assets held for sale	15,585	18,537
Eliminations	(16,670)	(18,534)

Total assets	$1,223,807	$1,101,573

Note 20: Contingencies and Litigation
Market risks: The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets. A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.
Environmental: At present, the U.S. Environmental Protection Agency has designated the Company as a potentially responsible party for remediation of four waste disposal sites with which the Company may have had direct or indirect involvement. These sites are not Company owned and allegedly contain wastes attributable to Modine from past operations. The percentage of material attributable to Modine at these sites is relatively low. These claims are in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. The Company’s potential liability is not expected to be material at these sites based upon Modine’s relatively small portion of contributed waste. The Company has other environmental cleanup and remediation exposure for certain facilities located in the U.S., The Netherlands and Brazil.
Personal Injury Actions: The Company, along with Rohm and Haas Company and Morton International, was named as a defendant in twenty-three separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), including one case filed at the end of the third quarter of fiscal 2008, and in a class action matter filed in the United States District Court, Eastern District of Pennsylvania. The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time. The federal court action seeks damages for medical monitoring and property value diminution for a class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air. Plaintiffs’ counsel had threatened to file further personal injury cases. The Company mediated this matter in December, 2007 and has executed agreements with Plaintiffs’ counsel settling the PCCP cases and the class action. It is expected that, as a result of the executed settlement agreements, the Company will be dismissed from the federal case and the PCCP cases by the end of the second quarter of fiscal 2009. The ultimate conclusion of these cases, which is subject to the good faith findings by the appropriate courts and performance under the settlement agreements is expected by the end of the second quarter of fiscal 2009.
The Company’s general liability insurers were present and participated in the above-referenced mediation. The Company has obtained agreements from two of those insurers as to appropriate coverage.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The third general liability insurer, Travelers Indemnity Company (“Travelers”), filed a declaratory judgment action against the Company and the two other insurers, Sentry Insurance, a Mutual Company, and American Motorists Insurance Company, in the Superior Court of Connecticut, Hartford, Connecticut on December 21, 2007. The Company filed a countervailing action against Travelers in Wisconsin Circuit Court, Milwaukee, Wisconsin, on January 8, 2008. As of February 4, 2008 the date hereof, a verbal agreement has been reached with Travelers and, pursuant to this verbal agreement, the Company expects that a settlement of all issues will result in the dismissal of these cases by the end of fiscal 2008.
Other Litigation. In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved. The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the second quarter of fiscal 2008. The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.
In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.
If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another. The undiscounted reserves for these matters totaled $9,399 and $1,397 at December 26, 2007 and March 31, 2007, respectively. Insurance recoveries associated with these matters of $3,056 were recorded for the three and nine months ended December 26, 2007. The Company recorded additional reserves of $3,369 and $5,169, net of insurance recoveries, for the three and nine months ended December 26, 2007. No additional reserves were recorded during the three and nine months ended December 26, 2006. Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters. The quarter ended December 26, 2007 refers to the third quarter of fiscal 2008. Our subsidiaries located outside of the United States primarily report results with a one month lag.
Third Quarter Overview: Net sales in the third quarter of fiscal 2008 were $495 million, representing an 8 percent increase from the third quarter of fiscal 2007. The growth in revenues was driven by continued strong volumes in our European operations, as well as improvements in our Brazil, Asia and Commercial Products operations. In addition, our net sales have been positively impacted by foreign currency exchange rate changes as the U.S. dollar continues to weaken in comparison to foreign currencies, particularly the euro, Korean won and Brazilian real. These increased revenues were largely offset by a 22 percent reduction in North American sales volumes from the third quarter of fiscal 2007 based on decreased build rates in the heavy and medium duty truck markets following the January 1, 2007 emissions law changes in the U.S. While we anticipated a cyclical reduction in North American truck volumes due to pre-buy activity which preceded the emissions law change, the reduction in build rates has been more significant and is extending for a longer time period than originally anticipated. During the third quarter of fiscal 2008, the Company reported a loss from continuing operations of $48 million, which represents a $64 million decrease from the earnings from continuing operations of $16 million reported in the third quarter of fiscal 2007. The following factors contributed to this decline in earnings from the third quarter of fiscal 2007 to the third quarter of fiscal 2008:
•	Goodwill impairment charge — During the third quarter of fiscal 2008, a goodwill impairment charge of $24 million was recorded in our Original Equipment — North America business. During the third quarter, the Company’s outlook for this business was reduced, which resulted in the book value of assets employed in this business exceeding the fair value of this business. Several factors contributed to this reduced outlook for the Original Equipment — North America business:
o	Our future growth prospects within this business have declined from previous management projections. The recent decline in the North American truck market has caused us to reexamine our assumptions around future emissions law changes, specifically the upcoming change in fiscal 2010. In addition, we are estimating reduced prospects for future business, as our customers have shifted programs outside of North America.

o	Our future outlook includes a margin outlook lower than our previous expectations for this business. Plant closures and inefficiencies related to new product launches are having a near-term impact on our margins, and continued industry-wide customer pricing pressures are anticipated to adversely affect the North American vehicular market. Our products have an increasing material content, which makes offsetting these pricing pressures through manufacturing improvements more difficult.
•	Long-lived asset impairment charges — During the third quarter of fiscal 2008, we recorded impairment charges of $8 million against certain long-lived assets. Of this amount, $3 million was related to an impairment review of our long-lived assets in Original Equipment — North America, where a program was identified as being unable to support its asset base. The remaining $5 million impairment charge was recorded for our Tübingen, Germany manufacturing facility in Europe, which is intended to be closed.

•	Deferred tax valuation allowance — During the third quarter of fiscal 2008, we recorded a deferred tax valuation allowance of $40 million against the net U.S. deferred tax assets. This charge primarily related to the existence of projected losses in the U.S., which resulted in the determination that it was more likely than not that the U.S. deferred taxes would not be realized, requiring a full valuation allowance to be recorded. The current year decline in profitability in our Original Equipment — North America business, coupled with the decline in future outlook for this business, were significant factors contributing to the projected losses and the need for the valuation allowance.

•	Negative Original Equipment — North America performance — The decline in high margin North American truck volumes, as well as operating inefficiencies and underabsorption of fixed overhead costs in our North American facilities as we continue to realign our manufacturing operations, contributed to a $14 million decline in gross profit and a decrease in gross margin from 11.6 percent to 4.7 percent from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 for the Original Equipment — North America business.

•	Positive European performance — Our European business continues to experience strong volumes and performance, which resulted in a $10 million increase in pre-tax earnings. These positive results are an example of the benefits obtained by our global diversification strategy, as these strong results partially offset the negative results in our North America business.
In response to the third quarter loss and the reduced outlook for the Original Equipment — North America business, we are implementing a number of cost and operational efficiency measures that will be designed to improve our longer term competitiveness. The following actions have been identified:
•	Manufacturing realignment — We have announced the anticipated closure of three facilities in North America and the intended closure of the Tübingen, Germany facility in Europe. These closures are designed to improve asset utilization and improve our long-term business performance. These closures are in addition to our previously announced four plant closures in North America, of which our Jackson, Mississippi facility and Clinton, Tennessee facility closures are currently in process. The cost of these additional restructuring activities is anticipated to be in a range of $40 million to $45 million, consisting of approximately $11 million of employee-related costs, with the remainder comprised of other related costs. These closures are anticipated to be completed by the end of fiscal 2010, and will result in cash-related costs in the range of $30 million to $35 million. In addition to improved asset utilization, these closures are expected to result in annualized savings in the range of $20 million to $25 million once completed. Approximately $10 million of accruable costs related to the restructuring activities will be recorded during the fourth quarter of fiscal 2008.

•	Allocation of capital — We have recently introduced an enhanced capital allocation process which is designed to allocate capital spending to the segments and programs that will provide the highest return on our investment. We anticipate our capital spending in the intermediate term to be at or below depreciation levels.
In addition to the above defined actions, we will also be working on additional actions relating to selling, general and administrative (SG&A) cost containment and portfolio rationalization. These additional actions are currently under development, and will be defined within the near future. Collectively, the actions described above are aligned with our goal of driving the return on average capital employed by the company higher through increased discipline around gross margins, working capital and asset turns.
Year to Date Overview: Net sales in the first nine months of fiscal 2008 were $1,371 million, which represents a 5 percent increase from the first nine months of fiscal 2007. During the first nine months of fiscal 2008, we experienced strong revenues in our operations outside North America, especially within Europe, Asia, South America and more recently, within our Commercial Products business. In addition, the benefits of the weak U.S. dollar over this nine month period also contributed to the growth in our international revenues. Significantly offsetting these strong revenues was a $142 million decrease in North American revenues based largely on the substantial reduction in North American truck build rates. Earnings from continuing operations decreased $68 million from the first nine months of fiscal 2007. This decline relates to the goodwill and long-lived asset impairment charges of $32 million and deferred tax valuation allowance of $40 million recorded in the third quarter of fiscal 2008, as well as changes in our product mix toward lower margin products with the reduction in North American truck volumes.

CONSOLIDATED RESULTS OF OPERATIONS — CONTINUING OPERATIONS
The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 26, 2007 and 2006:

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	495.3	100.0%	458.1	100.0%	1370.9	100.0%	1307.6	100.0%
Cost of sales	418.3	84.5%	380.3	83.0%	1160.2	84.6%	1083.7	82.9%

Gross profit	77.0	15.5%	77.8	17.0%	210.7	15.4%	223.9	17.1%
Selling, general and administrative expenses	60.5	12.2%	59.1	12.9%	171.0	12.5%	171.4	13.1%
Restructuring (income) charges	—	0.0%	0.9	0.2%	(0.3)	0.0%	2.4	0.2%
Impairment of goodwill and long-lived assets	31.5	6.4%	—	0.0%	31.5	2.3%	—	0.0%

(Loss) income from operations	(15.0)	-3.0%	17.8	3.9%	8.5	0.6%	50.1	3.8%
Interest expense	3.4	0.7%	2.8	0.6%	9.2	0.7%	7.2	0.6%
Other income — net	(2.7)	-0.5%	(4.0)	-0.9%	(7.0)	-0.5%	(7.0)	-0.5%

(Loss) earnings from continuing operations before income taxes	(15.7)	-3.2%	19.0	4.1%	6.3	0.5%	49.9	3.8%
Provision for income taxes	31.8	6.4%	2.7	0.6%	31.5	2.3%	6.9	0.5%

(Loss) earnings from continuing operations	(47.5)	-9.6%	16.3	3.6%	(25.2)	-1.8%	43.0	3.3%

Comparison of Three Months Ended December 26, 2007 and 2006
Third quarter net sales of $495.3 million were $37.2 million higher than the $458.1 million reported in the third quarter of fiscal 2007. The increase in revenues was driven by a $78.2 million improvement in revenues in our European, Asian, South American and Commercial Products businesses based on continued strength within these regions, which includes $31.1 million of favorable foreign currency exchange rate changes. Largely offsetting these increases was declining revenues of $38.2 million in North America based on decreased build rates in the truck market following the January 1, 2007 emissions law change.
During the third quarter of fiscal 2008, gross margin decreased 150 basis points from 17.0 percent for last year’s third quarter to 15.5 percent in the third quarter of this year. The decrease in gross margin is primarily related to a shift in our product mix away from higher margin truck products in North America. In addition, the manufacturing realignment currently in progress in North America, including the process of closing four plants and the consolidation and launch of products lines, resulted in operating inefficiencies during the third quarter of fiscal 2008 which caused margin pressure. We achieved year-over-year net positive results in materials pricing during the third quarter of fiscal 2008, as commodity costs remained relatively stable during this quarter.
SG&A expenses increased $1.4 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. Included in this amount are $2.1 million of negative foreign currency exchange rate changes, partially offset by an improvement of $0.7 million due to several largely offsetting items. The most significant offsetting items include additional environmental and litigation expense recorded during the third quarter of fiscal 2008, offset by a reduction in employee benefit costs including reduced pension costs as a result of the freeze of the salaried portion of the pension plan during fiscal 2008.
Restructuring income and expenses is primarily comprised of severance costs incurred under our global competitiveness plan which was initiated during fiscal 2007. No significant restructuring amounts were recorded during the third quarter of fiscal 2008. During the third quarter of fiscal 2007, $0.9 million of restructuring expense was recorded upon the announcement of activities under our global competitiveness plan.

During the third quarter of fiscal 2008, we recorded $31.5 million of asset impairment charges. Included in this amount is a goodwill impairment charge of $23.8 million and a long-lived asset impairment charge of $3.0 million recorded in our Original Equipment – North America segment and a long-lived asset impairment charge of $4.7 million recorded in our Original Equipment – Europe segment.
Income from operations decreased $32.8 million from income of $17.8 million in the third quarter of fiscal 2007 to a loss of $15.0 million in the third quarter of fiscal 2008. The goodwill and long-lived asset impairment charges of $31.5 million were the primary factors contributing to this reduction.
Other income decreased $1.3 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. During the third quarter of fiscal 2007, other income included a purchase price settlement relating to the fiscal 2005 acquisition of WiniaMando’s Automotive Climate Control Division. No similar settlement was recorded during fiscal 2008. Partially offsetting this decrease was a $1.0 million improvement in equity earnings.
The following is a reconciliation of the provision for income taxes and effective tax rates for the third quarter of fiscal 2008 (dollars in thousands):

	Domestic	Foreign	Total	%
(Loss) earnings from continuing operations before income taxes	$(47,072)	$31,397	$(15,675)

(Benefit from) provision for income taxes at federal statutory rate	$(16,475)	$10,989	$(5,486)	35.0%
Differential in foreign tax rates and state taxes	(1,636)	(2,309)	(3,945)	25.2
Valuation allowance	40,435	274	40,709	(259.7)
Other, net	546	—	546	(3.5)

Provision for income taxes	$22,870	$8,954	$31,824	(203.0%)

During the third quarter of fiscal 2008, we reported a loss from continuing operations before income taxes of $15.7 million, which resulted in an overall tax provision of $31.8 million and an effective tax rate of -203.0 percent. The differences between the effective tax rate and the federal statutory tax rate for the quarter was primarily related to the $40.4 million valuation allowance recorded against the net U.S. deferred tax assets. We will continue to provide a valuation allowance against our net U.S. deferred tax assets in the fourth quarter of fiscal 2008 and going forward until the need for the valuation allowance is eliminated. The need for the valuation allowance will be eliminated when we determine that the deferred tax assets will be realized. Accordingly, income taxes are impacted, and will continue to impacted, by providing a valuation allowance on U.S. operating losses.
During the third quarter of fiscal 2007, we reported earnings from continuing operations before income taxes of $19.1 million, which resulted in an overall tax provision of $2.7 million and an effective tax rate of 14.2 percent. The difference between the effective tax rate and the federal statutory tax rate for the quarter primarily related to legislation that was passed extending the research and development tax credit retroactively to January 1, 2006.
Earnings from continuing operations decreased $63.8 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008. In addition, diluted earnings per share from continuing operations decreased from earnings of $0.51 per share to a loss of $1.49 per share over this same period. The asset impairment charges and deferred tax valuation allowance recorded during the third quarter of fiscal 2008 along with the downturn in the Original Equipment – North America segment, had the most significant impact on the reduction in earnings and earnings per share.

Comparison of Nine Months Ended December 26, 2007 and 2006
Fiscal 2008 year to date net sales of $1,370.9 million were $63.3 million higher than the $1,307.6 million reported in the same period last year. The increase in revenues was driven by a $204.1 million improvement in revenues in our European, Asian and South American businesses, which includes $63.3 million of favorable foreign currency exchange rate changes. Partially offsetting these increases was a $142.2 million decrease in North American revenues based largely on reduced build rates in the truck market.
Fiscal 2008 year to date gross margin decreased to 15.4 percent from 17.1 percent reported in the same period last year. The decrease in gross margin is primarily related to a shift in our product mix toward lower margin products and away from higher margin truck products in North America. In addition, operating inefficiencies in our North American operations during fiscal 2008 contributed to the reduction in gross margin.
Fiscal 2008 year to date SG&A expenses decreased $0.4 million from the same period last year. The income generated from the second quarter fiscal 2008 amendment to freeze the salaried portion of our pension plan and sale of a corporate aircraft were offset by $5.2 million of higher SG&A costs due to the impact of foreign currency exchange rate changes, and increased environmental and litigation costs.
Fiscal 2008 year to date restructuring income of $0.3 million represents reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods. During the same period last year, $2.4 million of restructuring expense was recorded upon the announcement of activities under our global competitiveness plan.
Fiscal 2008 year to date interest expense increased $2.0 million over the same period last year, based on increased borrowings in fiscal 2008 due to a decrease in income from operations and cash flow provided by these operations, as well as incremental funding of working capital requirements and capital expenditures.
Fiscal 2008 year to date other income remained constant at $7.0 million over the same period last year. Foreign currency transaction gains and higher equity earnings recorded in the first nine months of fiscal 2008 were offset by a reduction due to the absence of a purchase price settlement similar to that recorded in the prior year.
The following is a reconciliation of the provision for income taxes and effective tax rates for the first nine months of fiscal 2008 (dollars in thousands):

	Domestic	Foreign	Total	%
(Loss) earnings from continuing operations before income taxes	$(71,170)	$77,510	$6,340

(Benefit from) provision for income taxes at federal statutory rate	$(24,909)	$27,128	$2,219	35.0%
Foreign tax law change	—	(2,735)	(2,735)	(43.1)
Differential in foreign tax rates and state taxes	(2,393)	(5,968)	(8,361)	(131.9)
Valuation allowance	40,435	336	40,771	643.1
Other, net	(381)	—	(381)	(6.0)

Provision for income taxes	$12,752	$18,761	$31,513	497.1%

During the first nine months of fiscal 2008, we reported earnings from continuing operations before income taxes of $6.3 million, which resulted in an overall tax provision of $31.5 million and an effective tax rate of 497.1 percent. The differences between the effective tax rate and the federal statutory tax rate for the first nine months of fiscal 2008 was primarily related to the $40.4 million valuation allowance recorded during the third quarter against the net U.S. deferred tax assets.
During the first nine months of fiscal 2007, we reported earnings from continuing operations before income taxes of $49.9 million, which resulted in an overall tax provision of $6.9 million and an effective tax rate of 13.8 percent. The difference between the effective tax rate and the federal statutory tax rate for the first nine months of fiscal 2007 included the research and development legislation change, as well the recognition of a tax benefit related to net operating losses in Brazil that were previously unavailable.
Earnings from continuing operations decreased $68.2 million from the first nine months of fiscal 2007 to the first nine months of fiscal 2008. In addition, diluted earnings per share from continuing operations decreased from earnings of $1.40 per share to a loss per share of $0.77 over this same period. The asset impairment charges and deferred tax valuation allowance recorded during the first nine months of fiscal 2008 had the most significant impact on the reduction in earnings and earnings per share.
DISCONTINUED OPERATIONS
During the first quarter of fiscal 2008, we announced the intention to explore strategic alternatives for our Electronics Cooling business, and we are in negotiations with a potential purchaser of this business. At December 26, 2007, $15.6 million of assets and $4.0 million of liabilities for this business have been presented as held for sale in the consolidated balance sheet. In addition, the Electronics Cooling business continues to be presented as a discontinued operation. As a result of this presentation, the net earnings of $0.1 million and net loss of $0.01 million related to this business for the three months ended December 26, 2007 and 2006, respectively, and net earnings of $0.5 million and $2.0 million for the nine months ended December 26, 2007 and 2006, respectively, have been separately presented in the consolidated statements of earnings as a component of earnings (loss) from discontinued operations (net of income taxes). The reduction in the year to date earnings of this business was related to a tax benefit of $8.0 million which was recorded in the second quarter of fiscal 2007 based on the determination that the investment in the Taiwan portion of the Electronics Cooling Business had become worthless. No similar tax benefit was recorded during fiscal 2008. The fiscal 2007 tax benefit was partially offset by operating losses in the business during the first nine months of fiscal 2007. During the first nine months of fiscal 2008, the Electronics Cooling business has generated a significantly improved gross margin and positive earnings.
The following table presents the quarterly and annual results of the Electronics Cooling business reported during fiscal 2007 and fiscal 2006, which will be separately presented as a component of earnings (loss) from discontinued operations in future quarterly and annual filings (amounts in thousands):

	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year
Net sales	$8,475	$9,929	$9,821	$6,966	$35,191	$33,278
Cost of sales and other expenses	13,205	11,290	9,708	6,859	41,062	45,566

Earnings (loss) before income taxes	(4,730)	(1,361)	113	107	(5,871)	(12,288)
Provision for (benefit from) income taxes	(126)	(7,936)	124	(1,274)	(9,212)	(15)

Earnings (loss) from discontinued operations	$(4,604)	$6,575	$(11)	$1,381	$3,341	$(12,273)

As a result of separately classifying the Electronics Cooling business as a discontinued operation, the Company’s previously reported earnings from continuing operations is revised as follows:

	Fiscal 2007 Quarter Ended				Fiscal 2007	Fiscal 2006
	June	Sept.	Dec.	March	Full Year	Full Year
Earnings from continuing operations as previously reported	$16,297	$12,369	$16,346	$(2,750)	$42,262	$60,752
Earnings (loss) from discontinued operations	(4,604)	6,575	(11)	1,381	3,341	(12,273)

Earnings from continuing operations — revised	$20,901	$5,794	$16,357	$(4,131)	$38,921	$73,025

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
Original Equipment -Asia

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	70.9	100.0%	62.3	100.0%	205.0	100.0%	160.3	100.0%

Cost of sales	62.9	88.7%	56.0	89.9%	184.5	90.0%	146.8	91.6%

Gross profit	8.0	11.3%	6.3	10.1%	20.5	10.0%	13.5	8.4%
Selling, general and administrative expenses	7.0	9.9%	4.0	6.4%	19.4	9.5%	13.9	8.7%

Income (loss) from continuing operations	1.0	1.4%	2.3	3.7%	1.1	0.5%	(0.4)	-0.2%

Comparison of Three Months Ended December 26, 2007 and 2006
Original Equipment – Asia net sales increased $8.6 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, driven by strong condenser and bus air conditioning product sales within our passenger thermal management product group, and growing sales volumes within our powertrain cooling product group. In addition, foreign currency exchange rate changes favorably impacted sales by $2.1 million. Gross margin improved from 10.1 percent during the third quarter of fiscal 2007 to 11.3 percent during the third quarter of fiscal 2008, as purchasing savings and operating efficiency improvements more than offset customer price downs. SG&A expenses increased $3.0 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008 primarily due to ongoing expansion in this region with the construction of new manufacturing facilities in China and India, as well as the establishment of a corporate office in China. The income from continuing operations decreased $1.3 million over the periods presented, based largely on the increased SG&A expenses offset by the improvement in gross margin.

Comparison of Nine Months Ended December 26, 2007 and 2006
Original Equipment – Asia fiscal 2008 year to date net sales increased $44.7 million from the same period last year, based on continued strength in our condenser and bus air conditioning products, as well as the absence of strike related activity similar to that experienced during fiscal 2007. Foreign currency exchange rate changes also favorably impacted sales by $5.7 million. Gross margin improved from 8.4 percent during the first nine months of fiscal 2007 to 10.0 percent during the first nine months of fiscal 2008, as purchasing savings and operating efficiencies more than offset customer price downs. SG&A expenses increased $5.5 million over the comparable nine month periods primarily due to ongoing expansion in this region with the construction of new manufacturing facilities in China and India, as well as the establishment of a corporate office in China. The China facility began production in the third quarter of fiscal 2008, and the India facility is scheduled to begin production in the second quarter of fiscal 2009. Income from continuing operations of $1.1 million during the first nine months of fiscal 2008 improved $1.5 million from the prior year loss based on the increased sales and improvement in gross margin.
Original Equipment — Europe

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	206.1	100.0%	154.4	100.0%	551.9	100.0%	437.3	100.0%

Cost of sales	162.4	78.8%	123.3	79.9%	441.4	80.0%	348.6	79.7%

Gross profit	43.7	21.2%	31.1	20.1%	110.5	20.0%	88.7	20.3%

Selling, general and administrative expenses	11.2	5.4%	13.1	8.5%	37.0	6.7%	37.0	8.5%
Impairment of long-lived assets	4.7	2.3%	—	0.0%	4.7	0.9%	—	0.0%

Income from continuing operations	27.8	13.5%	18.0	11.7%	68.8	12.5%	51.7	11.8%

Comparison of Three Months Ended December 26, 2007 and 2006
Original Equipment – Europe net sales increased $51.7 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, driven by strong volumes in powertrain cooling and engine related products (exhaust gas recirculation coolers), and growing condenser volumes. In addition, foreign currency exchange rate changes favorably impacted sales by $22.2 million. Gross margin improved from 20.1 percent during the third quarter of fiscal 2007 to 21.2 percent during the third quarter of fiscal 2008, primarily due to purchasing savings and operating efficiency improvements. SG&A expenses decreased $1.9 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, primarily related to various cost-savings programs. An impairment charge of $4.7 million was recorded during the third quarter at the Tübingen, Germany manufacturing facility as this facility is intended for closure. Income from continuing operations improved $9.8 million over the periods presented, based on the contribution impact of the increased sales volumes and operating efficiencies partially offset by the asset impairment charge.
Comparison of Nine Months Ended December 26, 2007 and 2006
Original Equipment – Europe fiscal 2008 year to date net sales increased $114.6 million from the same period last year, based on continued strength in powertrain cooling products, engine related products and condenser sales volumes and a $47.0 million favorable impact of foreign currency exchange rate changes. Gross margin decreased slightly from 20.3 percent during the first nine months of fiscal 2007 to 20.0 percent during the first nine months of fiscal 2008, due to a change in mix of our sales towards lower margin products, as well as customer price downs which we were not entirely able to offset with purchasing savings and performance improvements in our manufacturing facilities. SG&A expenses remained consistent at $37.0 million for the nine month periods. An impairment charge of $4.7 million was recorded during the third quarter at the Tübingen, Germany facility due to its net book value exceeding its fair value. Income from continuing operations improved $17.1 million from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 based on the contribution impact of the increased sales volumes. Construction is currently underway for our new Hungarian facility within this region, with production scheduled to begin in fiscal 2009.
Original Equipment — North America

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	133.2	100.0%	171.4	100.0%	381.1	100.0%	523.3	100.0%
Cost of sales	127.0	95.3%	151.6	88.4%	358.0	93.9%	449.0	85.8%

Gross profit	6.2	4.7%	19.8	11.6%	23.1	6.1%	74.3	14.2%
Selling, general and administrative expenses	10.5	7.9%	9.4	5.5%	30.8	8.1%	30.3	5.8%
Restructuring (income) charges	—	0.0%	0.9	0.5%	(0.3)	-0.1%	2.4	0.5%
Impairment of goodwill and long-lived assets	26.8	20.1%	—	0.0%	26.8	7.0%	—	0.0%

(Loss) income from continuing operations	(31.1)	-23.3%	9.5	5.5%	(34.2)	-9.0%	41.6	7.9%

Comparison of Three Months Ended December 26, 2007 and 2006
Original Equipment – North America net sales decreased $38.2 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, primarily driven by an ongoing downturn in the heavy duty truck market as a result of pre-buy activity in advance of the January 1, 2007 emission requirement changes in North America. Medium and heavy duty truck sales have declined 33.2 percent year-over-year within this region. Gross margin decreased from 11.6 percent during the third quarter of fiscal 2007 to 4.7 percent during the third quarter of fiscal 2008. This decline was primarily related to the following two factors: (1) the significant reduction in sales volumes has resulted in a decline in gross profit, an underabsorption of fixed overhead costs and a lower gross margin as we have excess capacity in many of our North American facilities; and (2) the manufacturing realignment currently in progress in North America, including the process of closing operating facilities, transferring and consolidating product lines, and launching new product lines has resulted in operating inefficiencies which has impacted our gross margin. A goodwill impairment charge of $23.8 million was recorded during the third quarter of fiscal 2008 as a result of a declining outlook for this segment. These reduced expectations are based on declining sales volumes and lower gross margin related to plant closures, product-line transfers and continued customer pricing pressures which are impacting the North American vehicular industry as a whole. In addition, a long-lived asset impairment charge of $3.0 million was recorded during the third quarter of fiscal 2008 as the result of a program line which was not able to support its asset base. If future capital expenditures are required for this program, additional impairment charges may be required. During the third quarter of fiscal 2008, this segment incurred a loss from continuing operations of $31.1 million, which has decreased $40.6 million from the income from continuing operations of $9.5 million earned in the third quarter of fiscal 2007, primarily due to the asset impairment charges and declining gross margin.
Comparison of Nine Months Ended December 26, 2007 and 2006
Original Equipment – North America fiscal 2008 year to date net sales decreased $142.2 million from the same period last year, based largely on the ongoing downturn in the North American truck market following the January 1, 2007 emission law changes. Gross margin decreased from 14.2 percent during the first nine months of fiscal 2007 to 6.1 percent during the first nine months of fiscal 2008, primarily related to the underabsorption of fixed overhead costs in our manufacturing facilities due to the significantly reduced sales volumes, as well as operating inefficiencies incurred in conjunction with our manufacturing realignment activities. A goodwill impairment charge of $23.8 million was recorded during the third quarter of fiscal 2008 as a result of a declining outlook for this segment. In addition, a long-lived asset impairment charge of $3.0 million was recorded during the third quarter of fiscal 2008 as the result of a product line which was not able to support its asset base. During the first nine months of fiscal 2008, this segment incurred a loss from continuing operations of $34.2 million, which has decreased $75.8 million from the income from continuing operations earned in the first nine months of fiscal 2007, based primarily on the asset impairment charges, significant reduction in sales volumes and declining gross margin. To date, the manufacturing realignment activities within this region have resulted in two facility closures, with two additional closures coming in the next fiscal year at our Jackson, Mississippi and Clinton, Tennessee facilities. In addition, construction of our new facility in Nuevo Laredo, Mexico is nearly completed, and we expect to begin production at this facility early in fiscal 2009. The Company recently announced additional restructuring actions which include the anticipated closure of three additional manufacturing facilities in North America to be completed over the next 18 to 24 months.
South America

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	35.4	100.0%	23.3	100.0%	97.6	100.0%	52.8	100.0%
Cost of sales	28.9	81.6%	18.0	77.3%	77.3	79.2%	42.0	79.5%

Gross profit	6.5	18.4%	5.3	22.7%	20.3	20.8%	10.8	20.5%
Selling, general and administrative expenses	3.7	10.5%	3.5	15.0%	11.3	11.6%	7.8	14.8%

Income from continuing operations	2.8	7.9%	1.8	7.7%	9.0	9.2%	3.0	5.7%

Comparison of Three Months Ended December 26, 2007 and 2006
South America net sales increased $12.1 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, driven by robust agricultural and commercial vehicle sales in Brazil, which are markets that we have a leading position in. In addition, the improving economic environment in Brazil and $5.5 million of favorable foreign currency exchange rate changes also contributed to the increase in sales. Gross margin decreased from 22.7 percent during the third quarter of fiscal 2007 to 18.4 percent during the third quarter of fiscal 2008, primarily related to higher material procurement and storage costs due to certain supplier delivery issues, as well as inefficiencies related to the start-up of a new production process in Brazil. Income from continuing operations improved $1.0 million over the periods presented, based on the increased sales volumes.
Comparison of Nine Months Ended December 26, 2007 and 2006
South America fiscal 2008 year to date net sales increased $44.8 million from the same period last year, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy. In addition, foreign currency exchange rate changes favorably impacted sales by $10.6 million. Gross margin improved slightly from 20.5 percent during the first nine months of fiscal 2007 to 20.8 percent during the first nine months of fiscal 2008. Income from continuing operations improved $6.0 million from the first nine months of fiscal 2007 to the first nine months of fiscal 2008 based on the increased sales volumes. South America’s results of operations for the first nine months of fiscal 2007 represented seven months of results after the May 2007 acquisition of the remaining 50 percent of our Brazilian joint venture.

Commercial Products

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	56.3	100.0%	50.4	100.0%	151.4	100.0%	139.7	100.0%
Cost of sales	41.7	74.1%	37.5	74.4%	116.5	76.9%	108.5	77.7%

Gross profit	14.6	25.9%	12.9	25.6%	34.9	23.1%	31.2	22.3%
Selling, general and administrative expenses	9.3	16.5%	8.6	17.1%	23.9	15.8%	23.0	16.5%

Income from continuing operations	5.3	9.4%	4.3	8.5%	11.0	7.3%	8.2	5.9%

Comparison of Three Months Ended December 26, 2007 and 2006
Commercial Products net sales increased $5.9 million from the third quarter of fiscal 2007 to the third quarter of fiscal 2008, driven by increased heating product sales in North America. In addition, foreign currency exchange rate changes favorably impacted sales by $1.3 million. Gross margin improved slightly from 25.6 percent during the third quarter of fiscal 2007 to 25.9 percent during the third quarter of fiscal 2008, primarily related to performance improvements within the manufacturing operations. Income from continuing operations improved $1.0 million over the periods presented, based on the increased sales volumes and performance improvements.
Comparison of Nine Months Ended December 26, 2007 and 2006
Commercial Products fiscal 2008 year to date net sales increased $11.7 million from the same period last year, driven by strong air conditioning sales in the United Kingdom and increased heating and cooling product sales in North America. In addition, foreign currency exchange rate changes favorably impacted sales by $4.2 million. Gross margin increased from 22.3 percent during the first nine months of fiscal 2007 to 23.1 percent during the first nine months of fiscal 2008, primarily related to performance improvements within the manufacturing operations. Income from continuing operations improved $2.8 million over the periods presented, based on the improvement in sales volumes and gross margin.
Fuel Cell

	Three months ended December 26				Nine months ended December 26
	2007		2006		2007		2006
(dollars in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales	$’s	% of sales

Net sales	0.9	100.0%	1.9	100.0%	2.2	100.0%	3.3	100.0%
Cost of sales	0.5	55.6%	0.8	42.1%	1.3	59.1%	1.6	48.5%

Gross profit	0.4	44.4%	1.1	57.9%	0.9	40.9%	1.7	51.5%
Selling, general and administrative expenses	0.8	88.9%	0.7	36.8%	2.1	95.5%	2.0	60.6%

(Loss) income from continuing operations	(0.4)	-44.4%	0.4	21.1%	(1.2)	-54.5%	(0.3)	-9.1%

Fuel Cell is in the start-up phase with quarterly sales typically less than $1.0 million. We continue to partner with customers such as Bloom Energy and Ceres Power to provide, in the near future, clean, continuous power applying fuel cell technology to stand-alone power systems. We believe that fuel cell technology has the long term potential to contribute up to 10 percent of the Company’s consolidated revenues toward the end of the five year planning period based on customer estimates of volumes.

Outlook for the Remainder of the Year
Based on the significant impact of the North American heavy duty truck market and the continued operating inefficiencies in our North American operations, we have updated our outlook for the remainder of fiscal 2008. We are projecting fiscal 2008 sales to improve from fiscal 2007 of $1.72 billion to approximately $1.80 billion. This assumes that the strong sales performance within Original Equipment – Asia, Original Equipment – Europe and South America segments will continue for the remainder of fiscal 2008. However, these strong sales volumes are expected to be largely offset by the decreased volumes in the North American truck market which have been weak during fiscal 2008. Gross margin is expected to be approximately 15.0 percent, which is lower than the gross margin of 16.2 percent in fiscal 2007. The underabsorption of fixed costs and the manufacturing realignment inefficiencies in North America are the most significant factors contributing to this reduction in gross margin. Pre-tax losses are projected to be approximately $7 million, which is below the fiscal 2007 pre-tax earnings of $45 million. This projected pre-tax loss includes $31.5 million of asset impairment charges recorded during the third quarter of fiscal 2008. We are expecting a fourth quarter pre-tax loss of $13 million, which includes an estimated $10 million of accruable costs related to our restructuring actions. In the fourth quarter of fiscal 2007, we reported a pre-tax loss of $5 million. These earnings and loss estimates exclude any impact from the potential sale of our Electronics Cooling business. These estimates may be adversely affected if volumes deteriorate below our current expectations. We anticipate our capital spending in the intermediate term to be at or below depreciation levels.
In fiscal 2008 and beyond, we intend to remain focused on our strategies of developing new products and technologies, expanding into new markets and geographies and reducing our costs. These strategies and actions will make us a more cost competitive, innovative and efficient technology provider to our current and future customers. We will continue our repositioning efforts with the anticipated closure of three North America manufacturing plants and the intention to close the Tübingen, Germany manufacturing plant in Europe. We are implementing programs to change our manufacturing footprint, reduce our fixed and variable cost structure and standardize our manufacturing processes and global product offering. The goal of these strategies and actions is to improve our gross margin to a range of 18.0 percent to 20.0 percent and decrease our SG&A expenses as a percentage of sales to 11.5 percent upon completion of the restructuring actions in fiscal 2011.
See “Forward-Looking Statements” below.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad. The Company expects to meet its future operating, capital expenditure and strategic acquisition costs primarily through these sources.
Cash provided by operating activities for the nine months ended December 26, 2007 was $45.8 million compared to $67.5 million one year ago. The difference was mainly the result of reduced operating results and increased working capital build. Working capital of $208.7 million at the end of the third quarter of fiscal 2008 was higher than the prior year-end balance of $148.9 million, primarily due to increased receivable balances and inventory levels to support growing sales volumes within the Company. Inventory turns increased slightly from 13.3 at the end of the third quarter of fiscal 2007 to 13.5 at the end of the third quarter of fiscal 2008. Days sales outstanding remained consistent at 52 for both the third quarter of fiscal 2007 and the third quarter of fiscal 2008.
At December 26, 2007, the Company had capital expenditure commitments of $49.8 million. Significant capital expenditure commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America. Generally, we anticipate our annual capital expenditures will approximate our annual depreciation expense. In fiscal 2008, we are anticipating that our capital expenditures will exceed our annual depreciation expense due to the construction of our new facilities in China, Mexico, India and Hungary. Modine believes that its internally generated operating cash flow and existing cash balances, together with access to available external borrowing, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs.

Debt
Outstanding debt increased $65.2 million to $244.5 million at December 26, 2007 from the March 31, 2007 balance of $179.3 million. An increase of $57.0 million in domestic long-term debt and an increase of $8.2 million in international short-term debt accounted for this change. During the first three quarters of fiscal 2008, additional net borrowings of $57.0 million were made on existing domestic credit lines primarily to finance capital expenditures related to construction of plants in Mexico, China and India, the increase in working capital, and the share repurchase program.
Consolidated available lines of credit decreased $56.8 million to $172.7 million since March 31, 2007. An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $247.7 million. Domestically, Modine’s unused lines of credit decreased $57.0 million to $120.0 million, due to the borrowings mentioned above. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $52.7 million, in the aggregate, at December 26, 2007. At December 26, 2007, total debt-to-capital ratio (total debt plus shareholders’ equity) was 32.0 percent compared with 26.7 percent at the end of fiscal 2007.
Certain of the Company’s debt agreements require it to maintain specific financial ratios and place certain limitations on dividend payments and the acquisition of our common stock. At December 26, 2007, we would have been in violation of certain debt agreements due to the goodwill impairment charge of $23.8 million recorded during the third quarter of fiscal 2008 absent amendments to certain financial covenants. On February 1, 2008, we reached an agreement with our primary lenders to amend our debt agreements. The primary purpose of the amendments was to secure prospective relief under the earnings before interest and taxes (EBIT) to interest expense ratio (interest coverage ratio), and to permit the add-back of certain cash and non-cash charges. The cash charges relate to Modine’s recently announced restructuring program, where we are permitted to add back future cash-related charges up to a basket limit of $25 million through fiscal 2010. After amending the agreements, we were in compliance with all financial ratios effective December 26, 2007. In connection with these amendments, interest costs increased 35 basis points on the $150 million of private placement notes for the period of April 1, 2008 through June 30, 2009. In addition, we incurred $0.4 million of amendment fees.
The amendment to allow the add-back of certain non-cash charges permitted the Company to add back the third quarter goodwill impairment charge, and thus to be in compliance with the financial covenants as of December 26, 2007. The amendment to allow the add-back of certain cash charges was completed so that the Company may conduct the recently announced restructuring actions within the bounds of the financial covenants.
The prospective relief under the interest coverage ratio was necessary in order for the Company to continue to comply with this covenant on a quarterly basis over the next two fiscal years. We assessed our ability to meet the amended interest coverage ratio based on a recent analysis of the Company’s fiscal 2009 and 2010 plans. We conducted a sensitivity analysis of our 2009 plan against our financial covenants, with particular focus on a quarterly review of the anticipated fiscal 2009 results. This sensitivity analysis identified that we have approximately $5 million to $9 million of quarterly EBIT “cushion” under the interest coverage ratio beginning with the fourth quarter of fiscal 2008 and ending with the fourth quarter of fiscal 2009. The ongoing achievement of our plan is critical to remaining in compliance with the financial covenants, and we believe that the plan is achievable. Therefore management anticipates that we will remain in compliance with the interest coverage ratio for the remainder of fiscal 2008 and through fiscal 2009, with on-going compliance thereafter. The other significant financial covenant included within our debt agreements is a debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) ratio (leverage ratio). Our EBITDA “cushion” within the leverage ratio is substantially greater than our EBIT “cushion”.
Our on-going ability to remain in compliance with the amended financial covenants assumes a debt level relatively consistent with the December 26, 2007 balance of $244.5 million. The Company believes that this is an achievable assumption based on the availability of cash provided by operating activities, as well as additional sources of cash. These additional sources include the ability to access available cash generated by our Original Equipment – Europe business; the pending sale of our Electronics Cooling Business; and the receipt of tax refunds currently owed to the Company. In addition, we are reviewing interest rate risk management opportunities that would permit us to lower our interest expense for some portion of the debt existing under the revolving credit agreement. We also significantly reduced anticipated capital spending in the fiscal 2009 and fiscal 2010 plans, and anticipate this spending to be at or below our current depreciation levels. To the extent that these sources of cash are not sufficient to fully fund our cash requirements, we currently estimate that we could incur additional borrowings averaging approximately $115 million under our domestic unused lines of credit without violating a financial covenant although this level of borrowing would nearly eliminate our EBIT “cushion”.
Risk factors which could impact our liquidity are included in Part II. Item 1A. of this report.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first quarter of fiscal 2009. We are currently assessing the potential impact of this standard on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R) which replaces SFAS No. 141, “Business Combination”. SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled. Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. Management is currently assessing the potential impact of this standard on the

Company’s consolidated financial statements; however, we do not anticipate the adoption to have a material impact on previous acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Our consolidated subsidiaries are wholly-owned and as such no minority interests are currently reported in its consolidated financial statements. Other current ownership interests are reported under the equity method of accounting under investments in affiliates. SFAS No. 160 is effective for us on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively. Early adoption is not allowed. Based upon our current portfolio of investments in affiliates, we do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.
Contractual Obligations
There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $8.2 million as of December 26, 2007.
Forward-Looking Statements
This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, the following:
•	Modine’s ability to react to increasing commodities pricing including its ability to pass increasing costs on to customers in a timely manner;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business with fewer employees;

•	Modine’s ability to maintain its market share when its customers are experience pricing pressures and excess capacity issues;

•	Modine’s ability to increase its gross margin by producing products in low cost countries;

•	Maintenance of customer relationships while rationalizing business because Modine must ensure increased revenues are accompanied by increasing margins;

•	Modine’s ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from our competitors and cost-downs from our customers;

•	Modine’s ability to consummate and successfully integrate proposed business development opportunities and not disrupt or overtax its resources in accomplishing such tasks;

•	The effect of the weather on the Commercial Products business, which directly impacts sales;

•	Unanticipated problems with suppliers’ abilities to meet Modine’s demands;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards;

•	Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rates, tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

•	The cyclical nature of the vehicular industry;

•	Changes in the anticipated sales mix;

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Impairment of assets;

•	Modine’s ability to realize future tax benefits;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs and reductions in pension credit;

•	Modine’s ability to remain in compliance with its existing debt agreements;

•	Modine’s ability to successfully implement its current and impending restructuring plans and to achieve the targeted cost reductions desired;

•	Modine’s ability to continue to satisfactorily service its customers during the implementation and execution of any restructuring plans and the Company’s ability to avoid inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.
Modine does not assume any obligation to update any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk Management
Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, Mexico, South Korea, China, South Africa and throughout Europe. It also has equity investments in companies located in France, Japan, and China. Modine sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells it products. The Company’s operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the Korean won and changes between the dollar and the Brazilian real. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s favorable currency translation adjustments recorded for the three months ended December 26, 2007 and for the twelve months ended March 31, 2007 were $26.2 million and $24.9 million, respectively. The Company’s favorable currency translation adjustments recorded for the nine months ended December 26, 2007 were $35.9 million. As of December 26, 2007 and March 31, 2007, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $133.8 million and $73.2 million, respectively. The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $13.4 million and $7.3 million, respectively. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
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

	December 26, 2007
	Expected Maturity Date
Long-term debt in ($000’s)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$38	$253	$198	$221	$244	$2,009	$2,963
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
The Company has from time to time had certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates. At December 26, 2007, the Company had a 24.1 billion won ($25.7 million U.S. equivalent), 8-yr loan to its wholly owned subsidiary, Modine Korea, LLC, which matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the loan. This collar was settled on August 29, 2006 for a loss of $1.1 million. On August 29, 2006, the Company entered into a new zero cost collar that expires on February 29, 2008 to hedge the foreign exchange exposure on the entire amount of the loan. At December 26, 2007, the Company also had inter-company loans totaling $20.5 million to its wholly owned subsidiary, Modine Brazil with various maturity dates through February 2009. On June 21, 2007, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the principal amount of the loan. This collar expires on March 31, 2008.

Interest Rate Risk Management
Modine’s interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates. The Company utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings. The Company has, from time-to-time, entered into interest rate derivates to manage variability in interest rates. These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings. During the three and nine months ended December 26, 2007, $0.1 million and $0.3 million of expense, respectively, was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses. At December 26, 2007, $1.8 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss). The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term debt obligations included in the previous table). The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. The carrying value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $147.6 million at December 26, 2007.

	December 26, 2007
	Expected Maturity Date
Long-term debt in ($000’s)	F2008	F2009	F2010	F2011	F2012	Thereafter	Total
Fixed rate (won)	$38	$253	$198	$221	$244	$2,009	$2,963
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	—
Fixed rate (U.S. dollars)	—	—	—	—	—	$150,000	$150,000
Average interest rate	—	—	—	—	—	5.30%	—
Variable rate (U.S. dollars)	$3,000	—	$80,000	—	—	—	$83,000
Average interest rate	3.68%	—	6.03%	—	—	—	—
Credit Risk Management
Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms. The Company’s principal credit risk consists of outstanding trade receivables. Prior to granting credit, each customer is evaluated, taking into consideration the borrower’s financial condition, past payment experience and credit information. After credit is granted, the Company actively monitors the customer’s financial condition and developing business news. Approximately 46.5 percent of the trade receivables balance at December 26, 2007 was concentrated in the Company’s top ten customers. Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.
Economic Risk Management
Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies. A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations and potentially result in the impairment of related assets.
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
In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company’s products. The Company offsets this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.
The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves, or a reduction in the Company’s participation in any one or more markets. However, the risks associated with these market downturns and reductions are still present.
Commodity Price Risk Management
The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel and natural gas. The Company utilizes an aluminum hedging strategy by entering into fixed price contracts to help offset changing commodity prices. The Company utilizes collars for certain forecasted copper purchases, and also enters into forward contracts for certain forecasted nickel purchases. The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk. The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer. Because of the historic highs reached in some commodities, the Company is dealing with increasing challenges from these customers to abide by these agreements and pay the full amount of the price increases.
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
As of December 26, 2007, the Company had no outstanding forward foreign exchange contracts, with the exception of the zero cost collars to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the Modine Brazil loan which are discussed above under the section entitled “Foreign Currency Risk”. Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.
The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. In certain instances, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.
Commodity derivatives: As further noted above under the section entitled “Commodity Price Risk”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum, natural gas, copper and nickel. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities. Through the third quarter of fiscal 2008, all outstanding futures contracts related to forecasted purchases of aluminum and natural gas have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the three and nine months ended December 26, 2007, $1.5 million and $1.3 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain of these futures contracts. At December 26, 2007, $1.4 million of unrealized losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next twelve months.
Item 4. Controls and Procedures.
Evaluation Regarding Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 26, 2007.
Changes In Internal Control Over Financial Reporting
During the third quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 26, 2007 and September 26, 2007. Certain information is incorporated by reference herein from Note 19 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.
Personal Injury Actions
At the conclusion of the third quarter of fiscal 2008, the Company was named as a defendant, along with Rohm and Haas Company and Morton International, in one personal injury action filed in Philadelphia County, Pennsylvania Court of Common Pleas (“PCCP”). This brings the total cases in the PCCP courts to twenty-three. Twenty-two of these cases have been previously reported in the Company’s periodic reports filed with the SEC, including the Company’s Form 10-K for the year ended March 31, 2007 and its Forms 10-Q for the quarterly periods ended June 26, 2007 and September 26, 2007. These cases allege personal injury due to exposure to certain solvents that were allegedly released to groundwater and air for an undetermined period of time. Under similar facts as the PCCP cases but alleging a federal putative class action, the Company is a defendant, along with Rohm & Haas Company and Morton International, in the United States District Court for the Eastern District of Pennsylvania in Gates, et al. v. Rohm and Haas Company, et al., Case No. 06-1743.
Although the Company’s management and counsel believe that the facts of the federal case and the PCCP cases do not support a finding of liability against the Company, the Company believes that it is in its best interest to settle these cases. The Company agreed to non-binding mediation in Philadelphia during the third quarter of fiscal 2008. The mediation was successful and resulted in the settlement of the federal putative class action and the twenty-three individual PCCP cases. The settlement agreements have been executed in the federal case and all twenty-three PCCP cases. The ultimate conclusion of these cases, which is subject to good faith findings by the appropriate courts and performance under the settlement agreements is expected by the end of the second quarter of fiscal 2009.
The Company’s general liability insurers were present and participated in the above-referenced mediation. The Company has obtained agreements from two of those insurers as to appropriate coverage. The third general liability insurer, Travelers Indemnity Company (“Travelers”), filed a declaratory judgment action against the Company and the two other insurers, Sentry Insurance, a Mutual Company, and American Motorists Insurance Company, in the Superior Court of Connecticut, Hartford, Connecticut on December 21, 2007. The Company filed a countervailing action against Travelers in Wisconsin Circuit Court, Milwaukee, Wisconsin, on January 8, 2008. As of the date hereof, a verbal agreement has been reached with Travelers and, pursuant to this verbal agreement, the Company expects that a settlement of all issues will result in the dismissal of these cases by the end of fiscal 2008.
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
If we do not execute on our current business plan, we may violate our bank and note holder covenants.
We have amended our existing credit agreement and agreements with holders of $150 million of the Company’s debt to enable the Company to continue to remain in compliance with its covenants. The covenants contained in the amended agreements are based upon reasonable achievement of the Company’s plans for fiscal years 2009 and 2010, in particular. If the strength in our Original Equipment — Europe, South America and Commercial Products segments does not continue, if the Original Equipment — North America or Original Equipment — Asia results do not improve, or if the recently announced restructuring actions are not executed successfully, we could fail to perform in accordance with our business plan. If this were to occur, the Company could violate its bank and note holder covenants. If we default under our credit agreement and agreements with the note holders, either through failing to meet financial covenants or in some other way, and are unable to reach suitable accommodations with our lenders, our lenders could elect to stop making the advances we need to fund daily operations and could declare all the debt we owe them immediately due and payable.
Events beyond our control may impair our operations and financial condition.
As of December 26, 2007, our total consolidated debt was $245 million. This debt level could have important consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations to be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.
The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our short-term or long-term business objectives. There can be no assurance that we will meet our covenants in the future or that the lenders will waive a failure to meet those tests.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its third quarter of fiscal 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

							(d)
							Maximum
							Number (or
							Approximate
					(c)		Dollar
					Total Number of		Value) of Shares
			(b)		Shares (or Units)		(or Units) that
	(a)		Average		Purchased as Part		May Yet Be
	Total Number of		Price Paid		of Publicly		Purchased Under
	Shares (or Units)		Per Share		Announced Plans or		the Plans or
Period	Purchased		(or Unit)		Programs		Programs
September 27 — October 26, 2007	51,876	(1)(3)	$27.63	(2)	50,000	(3)	—	(4)

October 27 — November 26, 2007	—		—		—		—	(4)

November 27 — December 26, 2007	—		—		—		—	(4)

Total	51,876	(1)(3)	$27.63	(2)	50,000	(3)	—	(4)

(1)	Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.
(2)	The stated price does not include any commission paid.
(3)	Consists of purchases made pursuant to the anti-dilution portion of the share repurchase program announced on May 18, 2005, under which the Company has continuing authority to buy-back such additional number of shares as is deemed necessary to offset dilution from Modine’s incentive stock plans.
(4)	There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, described in Note 18 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report, which description is incorporated herein by reference, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of the first program referenced in Note 3 of this table. The Company does not know at this time the number of shares that may be purchased under this portion of the program. In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted stock awards or by the directors upon award of unrestricted shares. The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market. The number of shares subject to outstanding restricted stock awards is 248,247, with a value of $4,304,603 at December 26, 2007. Generally, the tax withholding obligation on such shares is up to approximately 40 percent of the value of the shares when they vest. The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 6. Exhibits.
(a)	Exhibits:
The following exhibits are attached for information only unless specifically incorporated by reference in this Report:

		Incorporated Herein By	Filed
Exhibit No.	Description	Referenced To	Herewith
10.1	Letter Agreement dated September 18, 2007 and accepted on October 5, 2007, between Modine Manufacturing Company and Charles R. Katzfey.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 5, 2007

10.2	Waiver letter dated December 11, 2007 relating to 4.91% Senior Notes due September 29, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 11, 2007

10.3	Amendment No. 3, dated as of February 1, 2008, to Amended and Restated Credit Agreement and Release dated as of October 27, 2004 among Modine Manufacturing Company, the financial institutions that are signatories thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as Agent.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 4, 2008

10.4	First Amendment, dated as of February 1, 2008, to Note Purchase Agreement dated as of December 7, 2006 among Modine Manufacturing Company and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 In an aggregate principal amount of $75,000,000.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 4, 2008

10.5	First Amendment, dated as of February 1, 2008, to Note Purchase Agreement dated as of September 29, 2005 among Modine Manufacturing Company and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 4, 2008

31.1	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of David B. Rayburn, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Executive Vice President, Finance and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President, Finance
and Chief Financial Officer *
Date: February 4, 2008

* Executing as both the principal financial officer and a duly authorized officer of the Company