Form 10-K
period 2008-03-31
MODINE MANUFACTURING CO
filed 2008-05-30
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin	53403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (262) 636-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.625 par value	New York Stock Exchange

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

Approximately 73 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $641 million based on the market price of $27.34 per share on September 26, 2007, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,262,884 at May 20, 2008.

An Exhibit Index appears at pages 101-103 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2008 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

 (This page intentionally left blank.)

PART I
ITEM 1.   BUSINESS.

Modine is a global leader in thermal management technology, serving the vehicular, industrial, commercial, building HVAC&R (heating, ventilating, air conditioning and refrigeration) and fuel cell markets.  Modine develops, manufactures, and markets thermal management products, components and systems for use in various original equipment manufacturer (“OEM”) applications and to a wide array of building and other commercial markets.  Our primary customers across the globe are:

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

Business Strategy and Results

Modine focuses on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers.  We are committed to enhancing our presence around the world and serving our customers where they are located.  We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal problems.

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, and partnering with customers on global OEM platforms.  Modine’s top five customers are in three different markets – automotive, truck and off-highway – and its ten largest customers accounted for approximately 57 percent of the Company’s fiscal 2008 sales, as compared to 64 percent in fiscal 2007.  In fiscal 2008, 70 percent of total revenues were generated from sales to customers outside of the U.S., 65 percent of which were generated by Modine’s international operations and 5 percent of which were generated by exports from the U.S.  In fiscal 2007, 59 percent of total revenues were generated from sales to customers outside of the U.S., with 54 percent generated by Modine’s international operations and 5 percent generated by exports from the U.S.

During fiscal 2008, the Company achieved record revenue from continuing operations of $1.85 billion, a 7 percent improvement from $1.72 billion in fiscal 2007.  Sales volumes were positively affected by strong foreign volumes in Europe and Brazil, as well as steady growth in our Commercial Products business.  The loss from continuing operations of $65.5 million, or a loss of $2.05 per fully diluted share in fiscal 2008, was down from earnings from continuing operations of $38.9 million, or earnings of $1.21 per fully diluted share in fiscal 2007.  The decrease in earnings from continuing operations was driven by a decline in gross margins related to weak North American truck volumes, manufacturing inefficiencies experienced as part of plant closures and consolidations and pricing pressure from customers.  In addition, impairment charges of $47.4 million were recorded primarily in North America and South Korea due to reduced outlook for these businesses.  During fiscal 2008, the Company recorded a valuation allowance of $64.6 million primarily against the net deferred tax assets in the U.S. and South Korean tax jurisdictions.  This valuation allowance contributed to the increase in the provision for income taxes from $6.2 million in fiscal 2007 to $44.4 million in fiscal 2008.

Operating cash flow for fiscal 2008 was $67.4 million which represents a 34.1 percent decrease from the prior year of $102.4 million due largely to reduced operating results in the Original Equipment – North America segment.  The reduced operating cash flows were not sufficient to fully finance capital expenditures and working capital needs for the business during fiscal 2008, therefore requiring additional borrowings on the Company’s revolving credit facility during the year.  Total debt at the end of fiscal 2008 was $226.5 million compared with $179.3 million at the end of fiscal 2007.  Additional net borrowings were made primarily to finance $87.0 million of capital expenditures, the purchase of Company stock of $7.7 million through the anti-dilutive portion of the stock repurchase program announced in fiscal 2006 and purchases of stock to satisfy tax withholding obligations upon the vesting of stock awards and a $37.9 million increase in working capital.  This significant increase in working capital is primarily due to the growing business volumes.  Modine’s days sales outstanding of 51 days at the end of fiscal 2008 has improved from the 53 days at the end of fiscal 2007 and is consistent with the 51 days at the end of fiscal 2006.  Modine’s inventory turns of 13.2 at the end of fiscal 2008 has improved from the end of fiscal 2007 of 12.9, but has decreased from 15.4 at the end of fiscal 2006.

During fiscal 2008, the Company recognized a decline in future growth prospects within the Original Equipment – North America business from previous management projections, including a lower margin outlook, which resulted in a goodwill impairment charge of $23.8 million within this segment.  Also during fiscal 2008, the South Korean business, which is included in the Original Equipment – Asia segment, continued to underperform expectations due to customer pricing pressures and a reduced outlook for this business, which resulted in a long-lived asset impairment charge of $12.1 million.  In addition to these charges, long-lived asset impairment charges of $11.6 million were recorded during fiscal 2008 consisting of $3.4 million in Original Equipment – North America, where a program was identified as being unable to support its asset base, $4.7 million in Original Equipment – Europe for the Tübingen, Germany manufacturing facility which will be closed, and $3.5 million in the Commercial Products segment for the cancellation of a product in its development stage.   A deferred tax valuation allowance of $64.6 million was recorded primarily against the net U.S. and South Korean deferred tax assets related to the existence of projected losses, which resulted in the determination that it was more likely than not that these deferred taxes would not be realized.  In response to these business and market conditions, the Company implemented a number of cost and operational efficiency measures that are designed to improve our longer term competitiveness:

•
Manufacturing realignment – The Company announced the closure of the Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana facilities within the Original Equipment – North America segment and the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment.  These closures are in addition to the previously announced four plant closures in North America, of which the Jackson, Mississippi and Clinton, Tennessee facility closures are still in process.

•
Portfolio rationalization – The Company has a new organizational structure which has been in place for a little over a year.  The new structure is organized around global product lines and a regional operating model.  The Company is looking at product lines within and across the regions to assess them relative to Modine’s competitive position and the overall business attractiveness in order to identify those lower margin product lines which should be divested or exited.   Through these rationalization efforts, the Company completed the sale of its Electronics Cooling business on May 1, 2008.

•
Capital allocation – The Company introduced an enhanced capital allocation process which is designed to allocate capital spending to the segments and programs that will provide the highest return on investment.  The Company anticipates capital spending in the intermediate term to be near deprecation levels.

•
Selling, general and administrative (SG&A) cost containment – The Company has a target of driving SG&A levels down to 11.5 percent of sales by fiscal 2011.  Progress was made toward this goal during fiscal 2008, with SG&A as a percentage of sales declining from 13.4 percent in the prior year to 12.7 percent in the current year.

These initiatives are intended to support the Company’s focus on increasing return on average capital employed.  This is a financial measure of the profit generated on the total capital invested in the Company before interest expense payable to lenders, net of any tax effect.  Management believes that return on average capital employed provides helpful supplemental information about the Company’s performance, ability to provide an acceptable return on all the capital utilized by the Company, and ability to fund growth.  Capital is allocated to each business unit based on performance, and that performance is evaluated against a risk-adjusted target rate of return.  All business units are measured using specific performance standards and they all must earn the right to obtain capital to fund growth through their performance.  This focus also allows us to identify underperforming business units, and to pursue opportunities that will contribute to our earnings and returns. We continue to take actions to enhance these returns into the future, with the long-term goal of achieving a return on average capital employed in the range of 11 percent to 12 percent.

We focus our development efforts on the most promising new markets and new products.  Our investment in research and development (“R&D”) has increased approximately 13 percent from fiscal 2007 to fiscal 2008.  R&D is an investment in our future that returns new technologies for our core markets, such as our work with CO2 as a refrigerant, fuel cell technologies and next generation aluminum radiators demonstrates.  U.S., European and Asian emissions regulations are continuing to become more restrictive which requires new technologies and products in order to meet these emissions standards.  Modine is a leader in exhaust gas recirculation (“EGR”) cooler technology and we have developed solutions that allow our customers to meet tighter government standards efficiently.  EGR coolers recirculate “cooled” exhaust back into a diesel engine at a lower temperature thus reducing emissions of nitrous oxides (NOx), a key pollutant that is being regulated.  As the emissions standards tighten in the future, much higher amounts of recirculation is planned, possibly greater than 40 percent of the engine’s exhaust, which will put even greater emphasis on advanced EGR cooler technology.  Through our proactive R&D, we are developing new technologies designed to keep our customers within federal and international guidelines and regulations well into the future.

We have made substantial investments in plants and equipment along with state-of-the-art technical centers.  These are critical to our strategy of generating growth through technological leadership.  Our wind tunnels, technical centers and administration buildings in Racine, Wisconsin and Bonlanden, Germany, and wind tunnel and technical center in Asan City, South Korea ensure better ongoing service for our global customers.

Discontinued Operations

On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.2 million, resulting in a gain on sale.  On July 22, 2005, the Company completed the spin off of its Aftermarket business and the immediate merger of the spun off business into Proliance International, Inc. (formerly known as Transpro, Inc.).  The Aftermarket business has been presented as a discontinued operation in the consolidated financial statements.  In fiscal 2006, the Company recorded a non-cash charge to earnings of $53.5 million to reflect the difference between the value that Modine shareholders received in Proliance, a function of the price of Proliance at the time of the closing of the spin off, and the asset carrying value of Modine’s Aftermarket business.  Reported results after earnings (loss) from discontinued operations and loss on spin off of discontinued operations for fiscal 2008, 2007 and 2006 was a net loss of $65.6 million and net earnings of $42.3 million and $7.6 million, respectively, or loss per fully diluted share of $2.05 and earnings per fully diluted share of $1.31 and $0.22, respectively.

Products

The Company offers a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2008	Fiscal 2007

Modules/Packages*	27%	28%
Oil Coolers	15%	13%
Radiators	14%	14%
Vehicular Air Conditioning	14%	14%
Charge-Air Coolers	9%	11%
Building HVAC	9%	9%
EGR Coolers	9%	8%
Miscellaneous	3%	3%

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

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographical locations.  Each Modine segment is managed at the regional vice president or managing director level and has separate financial results reviewed by its chief operating decision makers.  These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses.  Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.  Additional information about Modine’s business segments, including sales and assets by geography, is set forth in Note 25 of the Notes to Consolidated Financial Statements.

In the first quarter of fiscal 2008, the Company implemented certain management reporting changes which resulted in the Brazilian operation being reported in a newly established South America segment; the Original Equipment – Americas segment being renamed Original Equipment – North America; certain supporting departments previously included within Corporate and administrative being realigned into the Original Equipment – North America segment; the Commercial HVAC&R segment renamed Commercial Products; and the Other segment renamed to Fuel Cell since the Electronics Cooling business is presented as a discontinued operation.  The Original Equipment – Asia and Original Equipment – Europe segment have no changes.  The segment information for fiscal 2007 and 2006 has been revised to reflect these changes on a comparable basis.

Original Equipment – Asia, Europe and North America Segments

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing Modine’s strategic approach, product offerings and competitors on a global basis.  In addition, the Company's customers continue to pressure their suppliers to lower prices continuously over the life of a program, emphasizing transparency in the quoting process, and in some cases have requested up front payments in return for the award of future business.

The Company's main competitors, Behr GmbH & Co. K.G., Dana Corporation, Visteon Corporation, Denso Corporation, Delphi Corporation, T.Rad Co. Ltd., Honeywell Thermal Div, Tokyo Radiator Co., Ltd (Calsonic) and Valeo SA and ex Valeo Heavy Duty group now owned by EQT, have a worldwide presence.  Increasingly, the Company faces competition as these competitors expand their product offering and manufacturing footprint through low cost country sourcing which depresses overall market price levels.  This also includes migrating from suppliers of components to complete integrated modules/packages capable of meeting request for quote conditions directed by customers.

Specifically, the Original Equipment – North America, Europe and Asia segments serve the following markets:

Commercial Vehicle

Products – Engine cooling modules (radiators, charge-air-coolers, EGR coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers); HVAC system modules (condensers, evaporators and heater cores); oil coolers (transmission oil coolers and power steering coolers); and fuel coolers

Customers – Commercial, medium and heavy duty truck and engine manufacturers; bus; and specialty vehicle manufacturers

Market Overview – We have experienced weaker than anticipated post-2007 emission mandate sales in the U.S. and Canada.  This dynamic is material to our fiscal 2008 results as the new post-2007 heavy truck business we were awarded has had a slow start due to pre-buy activity in advance of the 2007 emission law changes as well as overall market weakness.  Strong growth existed in Europe with broad customer and market consolidation.  Other trends influencing the market include the consolidation of major customers into global entities emphasizing the development of global vehicle platforms in order to leverage and reduce development costs and distribution methods.  The emissions regulations and timelines are driving the advancement of product development worldwide and creating demand for incremental thermal transfer products.  At the same time, OEMs expect greater supplier support at lower prices and seek high technology/low cost solutions for their thermal management needs.  In general, this drives a deflationary price environment.

The Company also participates in the vehicular air conditioning business with specific strengths in HVAC modules for the truck markets in North America.  Market demand for higher efficiency, lower weight, alternative “green” refrigerants, and truck “off-idle” regulations are creating new opportunities for Modine.  Commercial vehicle customers are looking for more sophisticated HVAC systems with “car-like” performance and low cost.

Primary Competitors – Behr GmbH & Co. K.G., Bergstrom, Inc., T. Rad Co. Ltd.; Valeo HD (EQT), Tokyo Radiator Co., Ltd. (Calsonic), Honeywell Thermal Div., Dayco Ensa SA

Automotive

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, auxiliary cooling (power steering coolers and transmission oil coolers)) and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers)

Customers – Automobile, light truck and engine manufacturers

Market Overview – Modine is a niche player in North America, Europe and Asia with sales dependent on a few major customers.  Most auto market analysts have lowered their U.S. sales expectations to just under 15 million units while early in 2008, the U.S. auto manufacturers were predicting sales in the upper 15 to 16 million units.  This market is experiencing a shift in sales from light-duty truck to smaller, more fuel-efficient vehicles as automakers plan to build more light-vehicles with turbochargers or superchargers to increase fuel economy and reduce weight.  With each of these vehicles, Modine has the opportunity for incremental business that will complement our endeavors on the Next Generation Heat Transfer Technology announced last year.  This technology uses less materials resulting in lighter products which contribute to higher fuel economy.  OEMs are shifting more development and commercial responsibilities to Tier 1 suppliers with a unique North American trend toward front-end and cockpit modules.  Production in Europe is expected to grow two percent over the next four years with the majority of growth coming from Asian automakers with manufacturing facilities in Europe investing in local production.  The European OEMs are experiencing market share losses, thus creating further cost pressure.  Incremental or replacement business is awarded based upon price reductions on current business.

Primary Competitors – Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation, Denso Corporation, T. Rad., Toyo Radiator Co., Ltd. (Calsonic) and Visteon Corporation

Off-Highway

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, fuel coolers); auxiliary coolers (power steering coolers and transmission oil coolers); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers); and HVAC system modules

Customers – Construction and agricultural equipment, engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview – The slowing of the North American economy driven by the steep decline in housing starts, tight credit and rising energy costs has depressed related off-highway equipment orders.  This has been offset by increased funding of highway projects driving demand growth for construction and paving equipment.  In addition, agricultural equipment manufacturers have forecasted 25-30 percent increases in production over the next 12-18 months due to bio-fuel production and the 2008 Economic Stimulus Package that will provide incentive for small business (farmers) to purchase new equipment.  This may now be tempered by recent indications that government bio-fuel mandates may be modified due to the concern over higher food prices.

Overall market trends include a migration toward global machine platforms driving the multi-region assembly of a common design platform with an emphasis on low cost country sourcing for certain components.  Additionally, fixed emissions regulations and timelines are driving the advancement of product development in both of these markets.  OEMs are rapidly expanding into Asia and have a strong desire for suppliers to follow and localize production.  Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs of its customers.

The Company participates in the vehicular air conditioning business with specific strengths in HVAC modules for the agricultural and construction equipment in the off-highway markets in North America.   Market demand for higher efficiency, lower weight, alternative “green” refrigerants, are creating new opportunities for Modine.  Customers in these vehicle segments are looking for more sophisticated HVAC systems with “car-like” performance and low cost.

Primary Competitors – Adams Thermal Systems Inc., AKG, Delphi Corporation, Denso Corporation, Honeywell Inc., Zhejiang Yinlun Machinery Co., Ltd, ThermaSys Corp., T. Rad Co., Ltd., Tokyo Radiator Co., Ltd. (Calsonic), Doowon and Donghwan

South America

Products – Construction and agricultural applications, automotive OEM and industrial applications, aftermarket radiators, charge-air-coolers, oil coolers, auxiliary coolers (transmission, hydraulic and power steering), engine cooling modules and HVAC system modules

Customers - Commercial, medium and heavy duty truck and engine manufacturers; bus; and specialty vehicle manufacturers, automobile, light truck vehicle and engine manufacturers, construction and agricultural equipment,  engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market Overview – South America provides heat exchanger products to a variety of markets in the domestic Brazilian market as well as for exports to North America and Europe for both on-highway and off-highway markets, automotive OEMs and industrial applications.  South America also provides products to the Brazilian, North American and European aftermarkets for both automotive and commercial applications.

Primary Competitors – Behr GmbH & Co. K.G., Valeo SA, Denso Corporation and Delphi Corporation

Commercial Products

Products – Unit heaters (gas-fired; hydronic; electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity and low intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof mounted direct and indirect fired makeup air units; unit ventilators; close control units for precise temperature and humidity control applications; chiller units; ceiling cassettes; condensing units and coils for heating, refrigeration, air conditioning and vehicular applications

Customers – Heating and cooling equipment manufacturers; construction contractors; wholesalers of plumbing and heating equipment; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing

Market Overview – Commercial Products has strong sales in gas unit heaters, coil products and room heating and cooling units.  There are few competitors in the North American market, but those that exist are relatively strong.  Efficiency legislation, lower noise requirements, and higher energy costs are driving market opportunities.

Primary Competitors – Lennox International Inc. (ADP); Luvata (Heatcraft / ECO); Thomas & Betts Corp. (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert Hiross); United Technologies Corporation (Carrier); Johnson Controls, Inc. (York); and McQuay International

Fuel Cell

Products – Comprised of heat exchangers, non-typical highly integrated thermal management systems, reactor subsystems and reformer (or fuel processing) components for steam methane reforming, auto-thermal reactors and catalytic partial oxidation systems.  These products are used in both the solid oxide fuel cell (“SOFC”) and polymer electrolyte membrane (“PEM”) technologies.

Customers – The fuel cell group works with targeted customers in the fuel cell or fuel processing industries where close collaborative relationships are formed.  Our customers are developing fuel cell, hydrogen generation and hydrogen infrastructure products that are dependent on thermodynamic and catalytic processes and require Modine’s expertise to provide optimal solutions to their unique thermal management challenges.  One of these customers is Bloom Energy, with whom we have partnered to provide heat exchange components for their early stage prototype stationary power units that should be commercially available in the next few years.

Market Overview – Markets served by our customers consist of stationary distributed power generation (primary power applications); micro-CHP (combined heat and power); mobile power (passenger cars, fleet vehicles and industrial vehicles); portable power (man-portable and auxiliary power units for on-board supplementary vehicle power); fuel processing; and the hydrogen infrastructure (refueling stations and on-site hydrogen generation).  Modine has a global presence in these markets and is perceived by our customers as the innovation and technology leader.

Primary Competitors – Behr GmbH & Co. K.G., Dana Corporation, Delphi Corporation and Toyo Radiator Co., Ltd.

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the business units. We have manufacturing facilities and joint ventures located in the following countries:

North America	Europe	South America	Africa	Asia/Pacific

Mexico	Austria	Brazil	South Africa	China
United States	Germany			Japan
	Hungary			South Korea
Italy
France
The Netherlands
United Kingdom

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

Information about business segments, geographic regions, principal products, principal markets, methods of distribution, net sales, operating profit and assets is included in Note 25 of the Notes to Consolidated Financial Statements.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees.  Export sales as a percentage of net sales were 5 percent for fiscal 2008 and 2007, respectively, and 7 percent for fiscal 2006.  Royalties from foreign licenses were 5 percent of total loss from continuing operations in fiscal 2008, and were 9 percent and 4 percent of total earnings from continuing operations for fiscal 2007 and 2006, respectively.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular and industrial markets.  Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in Note 25 of the Notes to Consolidated Financial Statements.

Customer Dependence

Ten customers accounted for approximately 57 percent of the Company's sales in fiscal 2008.  These customers, listed alphabetically, were: BMW, Caterpillar Inc., Daimler AG; Deere & Company; Halla Climate Control; Hyundai; Navistar; MAN Truck & Bus; PACCAR Inc. and Volkswagen AG.  Goods are supplied to these customers on the basis of individual purchase orders received from them.  When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products.  These contracts are on average three years in duration and may include built-in pricing adjustments.  In certain cases, our customers have requested additional pricing adjustments beyond those built-in to these long-term contracts.

Backlog of Orders

The Company's operating units maintain their own inventories and production schedules.  Current production capacity is capable of handling the sales volumes expected in fiscal 2009.

Raw Materials

Aluminum, nickel, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers.  In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company.  The supply of fabricated copper products is highly concentrated between two global suppliers.  Presently, all purchases of fabricated copper are from one supplier.  The Company normally does not experience material shortages and believes that our suppliers’ production of these materials will be adequate throughout fiscal 2009.  In addition, when possible, Modine has made material pass-through arrangements with its key customers.  Under these arrangements, the Company can pass material cost increases and decreases to its customers.  However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through, and the customers are increasingly not paying the full material cost increases.  To further mitigate the Company’s exposure to fluctuating material prices, we adopted a commodity hedging program in fiscal 2007 which has been continued into fiscal 2008.  The Company entered into forward contracts to hedge a portion of our forecasted aluminum purchases, our single largest purchased commodity.  In addition, the Company entered into fixed price contracts to hedge against changes in natural gas over the winter months.  At March 31, 2008, the Company has forward contracts outstanding which hedge approximately 60 percent of our North American aluminum requirements anticipated to be purchased over the next nine months.  The Company expects to continue to use a commodity hedging program in fiscal 2009.  During fiscal 2008, the Company started utilizing collars for certain forecasted copper purchases, and also entered into forward contracts for certain forecasted nickel purchases.

Patents

The Company owns outright or is licensed to produce products under a number of patents and licenses.  These patents and licenses, which have been obtained over a period of years, will expire at various times.  Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine has been granted more than 2,300 patents worldwide over the life of the Company.

Research and Development

The Company remains committed to its vision of creating value through technology.  Company-sponsored research activities relate to the development of new products, processes and services, and the improvement of existing products, processes, and services.  Research expenditures were $93.2 million, $82.3 million and $79.4 million in fiscal 2008, 2007 and 2006, respectively.  There were no material expenditures on research activities that were customer-sponsored.  Over the course of the last few years, the Company has become involved in a number of industry-, university- and government-sponsored research organizations, who conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves.  The research developed is generally shared among the member companies.  To achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with our customers on special projects and systems designs.  In addition, the Company is participating in U.S. government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contract with the United States Army for the use of CO2 technology in the Mobility Multi-purpose Wheeled Vehicle (HMMWV) cooling system.

Quality Improvement

Modine’s Quality Management System has been evolving steadily since its inception in 1996.  As customer requirements and international quality standards have changed, the Modine quality management system has changed with them.  Quality expectations have risen continuously and Modine is actively pursuing ways to continue to meet those expectations.  For example, ongoing Modine Presidential Initiatives for scrap reduction and improvement of first pass yield continue to provide positive results.  In the past year, five manufacturing plants have met the 40 percent improvement goal for first pass yield.  Since inception, a total of 18 plants (including ten repeat winners) have met this first pass yield goal.  In addition, six plants have met the goal for a 30 percent reduction in scrap in the past year.  Since inception, a total of 20 plants (including nine repeat winners) have met this scrap reduction goal.  Overall, performance on first pass yield and scrap as a percentage of material used have continued a positive trend of improvement over the past ten years.

The value of the Modine Quality Management System is also evidenced by the improving results of our Company’s ten quality indicators – metrics that reflect the various aspects of the quality system, such as customer rejects, warranty costs and product test failures.  Collectively, these indicators have shown a significant improvement since the end of fiscal 2001.  Implementing the Modine Quality Management System at all sites globally helps ensure that customers receive the same high-quality products and services from any Modine facility.

Environmental, Health and Safety Matters

Modine supports a strategic corporate commitment to prevent pollution, eliminate waste and reduce environmental risks.  The Company’s facilities maintained their Environmental Management System (EMS) certification to the international ISO14001 standard through independent third-party audits, while new facilities in Asia and Europe have established plans for implementation of Modine’s global EMS with subsequent ISO14001 certification.  All Modine locations have established specific environmental improvement targets in support of the Company’s global objectives for the coming fiscal year.

Modine built on its successful history of environmental stewardship in fiscal 2008 by establishing corporate-wide objectives for the reduction of waste, air emissions and water use.  Although not all of these objectives were achieved within the past year, the Company made substantial progress. Modine achieved its annual goal by using 5.2 million cubic feet less water in fiscal 2008, a 20 percent reduction. Hazardous and solid wastes were reduced by 548,000 pounds and volatile organic compound air emissions were reduced by 64,000 pounds, decreases of approximately 4 percent and 6 percent, respectively.

In fiscal 2005, Modine introduced its Energy Conservation Initiative which challenged its facilities worldwide to reduce energy consumption by 12 percent over the fiscal 2004 baseline.  In fiscal 2006, Modine surpassed that goal and achieved a 17 percent reduction in energy consumption (normalized for sales).  The Company continued this successful Initiative and in fiscal 2008 further reduced energy use by 5 percent year-over-year (normalized for sales).  In terms of sales, Modine consumed 26 percent less energy in fiscal 2008 than it did at the onset of the Energy Conservation program in fiscal 2005.  Modine’s sustained energy conservation improvements over the past four years avoided the emissions of greater than 205,000 tons of carbon dioxide, significantly reducing its dependence on fossil fuels and shrinking its global carbon footprint.  These improvements are equivalent to saving 21.2 million gallons of gasoline.

Modine’s products reflect our sense of environmental responsibility.  The Company continues its development  and refinement of environmentally beneficial product lines including: R22-free HVAC units, EGR coolers for diesel applications, diesel truck idle-off technologies to reduce fuel use and associated air emissions, carbon dioxide-based refrigerant systems (replacing CFC compounds), and high efficiency stationary fuel cell applications.

An obligation for remedial activities may arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection.  Three of the Company's currently owned manufacturing facilities and one formerly owned property have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities recorded as of March 31, 2008, 2007, and 2006 to cover the investigative work and remediation for sites in the United States, Brazil, and The Netherlands were $2.1 million, $1.2 million, and $1.1 million, respectively. These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities."

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $2.9 million in fiscal 2008. Operating expenses of some facilities may increase during fiscal year 2009 because of environmental matters but the competitive position of the Company is not expected to change materially.

Modine’s health and safety performance continued to show improvement in fiscal 2008.  Modine ended the fiscal year with a global Recordable Incident Rate (“RIR“) of 2.42, according to U.S. recordkeeping requirements.  This yielded a 6 percent improvement in recordable injuries over fiscal 2007.  Seven company-owned or joint venture locations ended the year with no recordable injuries in fiscal 2008.  Complementing this achievement were 15 facilities worldwide which also met or exceeded the zero injury or 20 percent RIR improvement goal.

The Company is focused on meeting Modine’s Global Commitment for Responsible Relationships by providing a safe working environment for all Modine employees worldwide.  In fiscal year 2009, a global health and safety system in line with OHSAS 18001 will be applied worldwide to ensure safety is a fundamental element of every culture in which Modine operates.

Employees

The number of persons employed by the Company as of March 31, 2008 was approximately 8,100.

Seasonal Nature of Business

The Company generally is not subject to a significant degree of seasonality as sales to OEMs are dependent upon the demand for new vehicles.  Our Commercial Products business may experience a degree of seasonality since the demand for HVAC products is affected by weather patterns, construction, and other factors.  However, no significant seasonality differences are experienced related to this business.

Working Capital Items

The Company manufactures products for the original equipment segments on an as-ordered basis, which makes large inventories of such products unnecessary.  In addition, the Company does not experience a significant amount of returned products.  In the Commercial Products segment, the Company maintains varying levels of finished goods inventory due to certain sales programs.  In these areas, the industry and the Company generally make use of extended terms of payment for customers on a limited basis.

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations Link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, with the Securities and Exchange Commission (“SEC”).  These documents were available on our website during the entire year covered by this report.  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website (Investor Relations Link) are the following corporate governance documents:

-
Modine Manufacturing Company Guideline for Business Conduct, which is applicable to all Modine employees, including the principal executive officer, the principal financial officer, the principal accounting officer and directors;

-	Modine Manufacturing Company Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Officer Nomination & Compensation Committee Charter;
-	Pension Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

We may be unable to complete and successfully implement our restructuring plan to reduce costs and increase efficiencies in our business and, therefore, we may not achieve costs savings.

We are implementing a number of cost savings programs, such as the recently announced plant closures in North America and Europe.  Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability.  However, there can be no assurances that these efforts will allow us to achieve cost reductions.

We may need to undertake further restructuring actions.

As we recently announced, we have initiated certain restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  We may need to take further actions to reduce costs and the charges related to these actions may have a material adverse effect on our results of operations and financial condition.

If we do not execute on our current business plan, we may violate our bank and note holder covenants.

We have amended our existing credit agreement and agreements with holders of $150 million of the Company’s debt to enable the Company to continue to remain in compliance with its financial covenants.  The covenants contained in the amended agreements are based upon achievement of the Company’s plans for fiscal years 2009 and 2010, in particular.  If the strength in our Original Equipment – Europe, South America and Commercial Products segments does not continue, if the Original Equipment – North America or Original Equipment – Asia results do not improve, or if the recently announced restructuring actions are not executed successfully, we could fail to perform in accordance with our business plan.  If this were to occur, the Company could violate its bank and note holder covenants.  If we default under our credit agreement and agreements with the note holders, either through failing to meet financial covenants or in some other way, and are unable to reach suitable accommodations with our lenders, our lenders could elect to stop making the advances we need to fund daily operations and could declare all the debt we owe them immediately due and payable.

Events beyond our control may impair our operations and financial condition.

As of March 31, 2008, our total consolidated debt was $226.5 million.  This debt level could have important consequences for the Company, including increasing our vulnerability to general adverse economic, credit market and industry conditions; requiring a substantial portion of our cash flows from operations to be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing or refinance our existing debt agreements; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets.  Our ability to comply with these covenants may be adversely affected by events beyond our control, including prevailing economic, financial and industry conditions.  These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our short-term or long-term business objectives.  There can be no assurance that we will meet our covenants in the future or that the lenders will waive a failure to meet those tests.

We may experience negative or unforeseen tax consequences.

We periodically review, as we did in fiscal 2008 with regard to our North American and South Korean operations, the probability of the realization of our deferred tax assets based on forecasts of taxable income in both the U.S. and numerous foreign jurisdictions. In our review, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in both the U.S. and numerous foreign jurisdictions may require changes in the valuation allowances to reduce our deferred tax assets or increase tax accruals. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations or financial condition.

The Company is currently under examination in the U.S. and in certain foreign countries by the local taxing authorities.  Based on the outcome of these examinations, a risk exists that the taxing authorities may disallow certain tax positions taken on previously filed tax returns.  Any disallowed tax positions may be in excess of the liability for uncertain tax positions which we have currently recorded in our consolidated financial statements, which could have a material adverse impact on our results of operations or financial condition.

We may be unable to improve the performance of our South Korean business within the targeted timeframe.

Our South Korean business continues to underperform expectations and financial targets due largely to combination of ongoing customer pricing pressures, deteriorating product mix, lack of customer base diversification, and our unfavorable manufacturing cost structure.  If we are unable to offset these pricing pressures through continued operating efficiencies and a lower-cost manufacturing profile, we will be unable to meet our financial targets.  The workforce within this business is unionized and the annual collective bargaining process has historically resulted in strike-related activities.  If we are unable to secure cooperation from the union to help improve cost efficiency, we may be unable to achieve operating efficiencies required and furthermore, could be subject to the risk of future strikes.  Any prolonged disputes with the union could lead to program disruption and cancellation which could impact our customer relationships.  These events could have a material adverse effect on our results of operations and the future of our South Korean business.

Our OEM business, which accounts for approximately 90 percent of our business currently, is dependent upon the health of the markets we serve.  A decline in vehicle sales would reduce our sales and harm our operations.

Our customers’ sales and production levels are affected by general economic conditions, including the price of fuel, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other factors.  Any significant decline in production levels for current and future customers would reduce our sales and harm our results of operations and financial condition.  We are highly susceptible to downward trends in the markets we serve.

The slowdown in the U.S. economy and increased fuel prices have reduced the demand for commercial trucks.  We are also experiencing program cancellations from our customers because the increase in fuel prices is changing consumer demand for vehicles.  The global truck markets are subject to tightening emission standards that drive cyclical demand patterns.  The global construction, agriculture and industrial markets are also impacted by emission regulations and timelines driving the need for advanced product development.  These markets are experiencing rapid global expansion into low-cost countries.  Significant declines in any of these markets could have an adverse effect on our business.

If we were to lose business with a major OEM customer, our revenue and profit could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

The sales of our products are dependent on the success of the particular platform in which our products are placed.

We are awarded business by an OEM customer generally two to three years prior to the launch of a vehicle platform.  We incur significant costs to produce our products for a platform in the form of tooling, plant capacity expansion, research and development, and product testing and evaluation, among others.  If the actual sales volumes for those platforms are not what we anticipate, our results of operations could be adversely affected because the tooling to produce the products is generally specific to a particular program.  The discontinuation, loss of business with respect to, or a lack of commercial success of, a particular vehicle model for which the Company is a significant supplier would reduce the Company’s sales and could adversely affect our financial condition.

Our OEM customers continually seek and obtain price reductions from us.  These price reductions adversely affect our results of operations and financial condition, even in the face of increased revenue.

A challenge that we and other suppliers to vehicular OEMs face is continued price reduction pressure from our customers.  Downward pricing pressure has been a characteristic of the automotive industry in recent years and it is migrating to all our vehicular OEM markets.  Virtually all such OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future.  In the face of lower prices to customers, the Company must reduce its operating costs in order to maintain profitability.  The Company has taken and continues to take steps to reduce its operating costs to offset customer price reductions; however, price reductions are adversely affecting our profit margins and are expected to do so in the future.  If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and financial condition could be adversely affected.

We continue to face high commodity costs (including steel, copper, aluminum, nickel, other raw materials and energy) that we increasingly cannot recoup in our product pricing.

Increasing commodity costs continue to have a significant effect on our results, and those of others in our industry.  We have sought to alleviate the impact of increasing costs by including a materials pass-through provision in our contracts with our customers.  However, certain of our customers are challenging these contractual provisions and are not paying the full cost of the materials increases.  The continuation of this practice could adversely affect our profitability.  We have also sought to mitigate the risk of changing commodity costs through a commodity hedging program.  Under this program, the Company enters into forward contracts to hedge approximately 60 percent of its forecasted U.S. purchases of aluminum.  However, this policy would only partially offset increases in material costs, and significant increases could continue to have an adverse effect on our results of operations.

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs.  In particular, some OEMs have requested that we pay to obtain new business.  In addition, they are also requesting that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If the program is not launched, we may not be able to recover the design, engineering and tooling costs from our customers further adversely affecting our profitability.

Our lack of manufacturing facilities in low cost countries adversely affects our profitability.

The competitive environment in the OEM markets we serve has been intensifying as our customers seek to take advantage of lower operating costs in China, other countries in Asia and parts of Eastern Europe.  As a result, we are facing increased competition from suppliers that have manufacturing operations in low cost countries.  While we continue to expand our manufacturing footprint with a view to taking advantage of manufacturing opportunities in low cost countries, we cannot guarantee that we will be able to fully realize such opportunities.  Additionally, the establishment of manufacturing operations in emerging market countries carries its own risks, including those relating to political and economic instability; trade, customs and tax risks; currency exchange rates; currency controls; insufficient infrastructure; and other risks associated with conducting business internationally.  The loss of any significant production contract to competitors in low cost countries or significant costs and risks incurred to enter and carry on business in these countries could have an adverse effect on our profitability.

Additional automotive supplier bankruptcies and related labor unrest may disrupt the supply of components to our OEM customers, adversely affecting their demand for our products.

Many automotive suppliers are already in bankruptcy.  The bankruptcy courts handling these cases could invalidate or seek to amend existing agreements between the bankrupt companies and their labor unions.  The bankruptcy or insolvency of other vehicular suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse effect on our business.

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. dollar, the euro, South Korean won and Brazilian real, in particular, could have an adverse effect on our profitability.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the South Korean won, the Brazilian real and other currencies.  Our profitability is affected by movements of the U.S. dollar against the euro and the won and other currencies in which we generate revenues and incur expenses.  Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro, won or real, could have an adverse effect on our profitability and financial condition or our ongoing ability to remain in compliance with our bank and note holder covenants.

We receive new business and keep the business we have because of our technological innovation.

If we were to compete only on cost, our sales would decline substantially.  We compete on vehicle platforms that are small- to medium-sized in the industry where our technology is valued.  For instance, in the automotive market we do not bid on large vehicle platforms with commoditized products because the margins are too small.  If we cannot differentiate ourselves from our competitors with our technology, our products may become commodities and our sales and earnings would be adversely affected.

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

We may incur material losses and costs as a result of product liability and warranty claims and litigation.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have also similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our contractual arrangements and improvements in the quality, warranty, reliability and durability performance of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

We are also involved in various legal proceedings incidental to our business. Although we believe that none of these matters are likely to have a material adverse effect on our results of operations or financial condition, there can be no assurance as to the ultimate outcome of any such legal proceeding or any future legal proceedings.

Our business is subject to costs associated with environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and sanctions for violations.  The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future.

We are also expanding our business in China and India where environmental, health and safety regulations are in their infancy.  As a result, we cannot determine how these laws will be implemented and the impact of such regulation on the Company.

The Company could be adversely affected if we experience shortages of components from our suppliers.

In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base.  As a result, the Company is dependent on limited sources of supply for certain components used in the manufacture of our products.  The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet demand.  However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of components to us.  If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, the Company would be unable to meets its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, margins and customer relations.

Significant capital will be required to bring our fuel cell capabilities to the commercial market.

We believe that the fuel cell technology being developed by the Company is revolutionary.  If fuel cells become commercialized, particularly for power generation, the Company has the technology to manage the heat generated by these fuel cells.  However, in order to commercialize its product, the Company will need to invest a significant amount of capital.  Unless the Company can obtain sufficient capital to bring the fuel cell technology to market, it may not be able to exploit this technology to its commercial potential, or it may be required to take an alternative course to exploit the technology.

Risks related to internal control deficiencies.

Management has identified a material weakness in our internal control over financial reporting during fiscal 2008.  Effective internal control is necessary for appropriate financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.  As disclosed in Item 9A. “Controls and Procedures”, in this Annual Report on Form 10-K, management identified a material weakness in reconciliations within the Original Equipment – Europe segment.  We are currently implementing remediation plans to correct this material weakness, and a risk exists that financial reporting errors could occur before we are able to fully remediate this material weakness or if we experience other internal control deficiencies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries.  The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are maintained in Racine, Wisconsin.  Additional technical support functions are located in Bonlanden, Germany and Asan City, South Korea.

The following table sets forth information regarding our principal properties by business segment as of March 31, 2008.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
South America Segment
Sao Paulo, Brazil	336,000 sq. ft./manufacturing	Owned

Original Equipment – North America Segment
Harrodsburg, KY	263,500 sq. ft./manufacturing	Owned
Clinton, TN	194,100 sq. ft./manufacturing	Owned
Pemberville, OH	186,900 sq. ft./manufacturing	Owned
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Jefferson City, MO	162,000 sq. ft./manufacturing	Owned
Trenton, MO	159,900 sq. ft./manufacturing	Owned
Washington, IA	148,800 sq. ft./manufacturing	Owned
Lawrenceburg, TN	143,800 sq. ft./manufacturing	Owned
Joplin, MO	142,300 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing	Owned
Jackson, MS	138,900 sq. ft./manufacturing	Owned
Camdenton, MO	128,000 sq. ft./manufacturing	Owned
Nuevo Laredo, Mexico (Plant II)	90,000 sq. ft./manufacturing	Owned

Original Equipment - Asia Segment
Asan City, South Korea	559,100 sq. ft./manufacturing & technical center	Owned
Chennai, India	118,100 sq. ft./manufacturing (under construction)	Owned
Changzhou, China	107,600 sq. ft./manufacturing	Owned
Shanghai, China	64,600 sq. ft./manufacturing	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	344,400 sq. ft./assembly	Owned
Bonlanden, Germany	262,200 sq. ft./corporate & technology center	Owned
Pontevico, Italy	153,000 sq. ft./manufacturing	Owned
Berndorf, Austria	145,700 sq. ft./manufacturing	Leased
Tübingen, Germany	126,400 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,400 sq. ft./manufacturing	49,800 Owned; 72,600 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Mezökövesd, Hungary	90,500 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,400 sq. ft./manufacturing	Owned
Uden, Netherlands	61,900 sq. ft./manufacturing	Owned
Gyöngyös, Hungary	57,000 sq. ft./ manufacturing (under construction)	Leased

Commercial Products Segment
Leeds, United Kingdom	269,100 sq. ft./corporate & manufacturing	Leased
Nuevo Laredo, Mexico (Plant I)	198,500 sq. ft./manufacturing	Owned
Buena Vista, VA	197,000 sq. ft./manufacturing	Owned
Lexington, VA	104,000 sq. ft./warehouse	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned
Laredo, TX	22,000 sq. ft./warehouse	Leased

Corporate Headquarters
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned

Discontinued Operations
Lancaster, PA	60,000 sq. ft./corporate & manufacturing	Leased
Ashington, United Kingdom	22,000 sq. ft./manufacturing	Leased

We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

Certain information required hereunder is incorporated by reference from Note 26 of the Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Current Executive Officers of Registrant

Name	Age	Position	Officer Since

Thomas A. Burke	51	President and Chief Executive Officer	2005
Bradley C. Richardson	49	Executive Vice President – Corporate Strategy and Chief Financial Officer	2003
Klaus A. Feldmann	54	Regional Vice President – Europe	2000
James R. Rulseh	53	Regional Vice President – Americas	2001
Thomas F. Marry	47	Regional Vice President - Asia	2007
Dean R. Zakos	54	Vice President, General Counsel and Secretary	1985
Anthony C. DeVuono	59	Vice President and Chief Technology Officer	1996

Officer positions are designated in Modine's Bylaws and the persons holding these positions are elected annually by the Board generally at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors. All of the above officers have been employed by Modine in various capacities during the last five years, except Thomas A. Burke.

Mr. Burke was appointed President and Chief Executive Officer in April 2008.  Mr. Burke joined Modine on May 31, 2005 as Executive Vice President, and was subsequently promoted to Executive Vice President and Chief Operating Officer  in July 2006.  Prior to joining the Company, Mr. Burke worked over a period of nine years in various management positions with Visteon Corporation in Detroit, Michigan, a leading supplier of parts and systems to automotive manufacturers, including as Vice President of North American Operations (2002 – May 2005) and Vice President, European and South American Operations (2001 – 2002).  Prior to working at Visteon, Mr. Burke worked in positions of increasing responsibility at Ford Motor Company.

Mr. Marry was elected an executive officer of the Company in November 2007 when he became Regional Vice President – Asia.  Mr. Marry joined the Company in 1998 and prior to serving in his current capacity served as Managing Director – Powertrain Cooling Products (November 2006 through October 2007); General Manager, Truck Division (January 2004 through October 2006); Director, Engine Product Group (March 2002 to January 2004); and various sales and marketing positions from 1998 through 2003.  Prior to joining the Company, Mr. Marry worked with General Motors Company, Robert Bosch GmbH and Milwaukee Electric Tool Corporation.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is listed on the New York Stock Exchange.  The Company's trading symbol is "MOD."  The table below shows the range of high and low sales prices for the Company's Common Stock for fiscal 2008 and 2007.  As of March 31, 2008, shareholders of record numbered 3,496.

	2008			2007
Quarter	High	Low	Dividends	High	Low	Dividends
First	$24.47	$21.50	$0.1750	$29.99	$21.90	$0.1750
Second	29.95	22.79	0.1750	24.98	20.68	0.1750
Third	28.96	15.82	0.1750	25.29	22.62	0.1750
Fourth	17.06	11.62	0.1750	28.00	22.65	0.1750
TOTAL			$0.7000			$0.7000

Certain of the Company's financing agreements require it to maintain specific financial ratios and place certain limitations on the use of retained earnings for the payment of cash dividends and the net acquisition of Company stock (restricted payments).  Under our predominant borrowing facility, restricted payments related to dividends may not exceed $150 million on a cumulative basis over the life of the agreement, which runs through October 2009.  Cumulative dividend payments made and subject to this restrictive covenant totaled $80.4 million as of March 31, 2008.  Under that same agreement, restricted payments related to share repurchases may not exceed $150 million on a cumulative basis over the life of the agreement.  Cumulative payments made to repurchase shares and subject to this restrictive covenant totaled $103.8 million as of March 31, 2008.  The Company was in compliance with these restrictive covenants at March 31, 2008.

The Board of Directors authorized a reduction in the Company’s quarterly cash dividend on its common stock to a rate of 10 cents per share beginning in fiscal 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors.  The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company.  During fiscal 2008, 250,000 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of approximately $6.9 million.  No shares were repurchased under the anti-dilution portion of this program during fiscal 2007.  The second program announced on January 26, 2006 authorized the repurchase of up to 10 percent of the Company’s outstanding stock over an 18-month period of time, which expired on July 26, 2007.  No share repurchases were made under this program during fiscal 2008.  During fiscal 2007, the Company purchased 502,600 shares of common stock at an average price of $26.38 for a total of approximately $13.3 million.  The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions.  The Company has retired shares acquired pursuant to the programs, and the retired shares have been returned to the status of authorized but un-issued shares.

The following describes our purchases of Common Stock during the Company's fourth quarter of fiscal 2008:

Period	(a) Total Number of Shares (or Units) Purchased		(b) AveragePrice PaidPer Share(or Unit)		(c)Total Number of Shares (or Units) Purchased as Part of PubliclyAnnounced Plans or Programs	(d)MaximumNumber (orApproximate DollarValue) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs
December 27, 2007 – January 26, 2008	20,626	(1)	$14.91	(2)	—	—	(3)

January 27 – February 26, 2008	324	(1)	$13.04	(2)	—	—	(3)

February 27 – March 31, 2008	78	(1)	$12.00	(2)	—	—	(3)

Total	21,028	(1)	$14.87	(2)	—	—	(3)

(1)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of the stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

(2)	The stated price does not include any commission paid.

(3)
There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, described in Note 22 of the Notes to Consolidated Financial Statements in Item 8. of Part II. of this report, which description is incorporated herein by reference, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of the first program.  The Company does not know at this time the number of shares that will be purchased under this portion of the program.  In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted awards or by the directors upon award of unrestricted shares.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding restricted stock awards is290,039 with a value of $4,202,665 at March 31, 2008.  Generally, the tax withholding obligation on such shares is approximately 40 percent of the value of the shares when they vest.  The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on the Company’s common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

March 31,	Initial Investment	Indexed Returns
	2003	2004	2005	2006	2007	2008
Company / Index
Modine Manufacturing Company	$100	$177.73	$204.10	$218.77	$174.83	$114.70
Russell 2000 Index	100	163.83	172.70	217.34	230.18	200.25
S&P MidCap 400 Industrials Index	100	144.15	161.12	214.65	226.52	230.12

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the Electronics Cooling business and the Aftermarket business and the loss on the July 22, 2005 spin off of the Aftermarket business in fiscal 2006.

(in thousands, except per share amounts)	Fiscal Year ended March 31
	2008	2007	2006	2005	2004

Net sales	$1,849,373	$1,722,281	$1,595,622	$1,306,822	$943,622
(Loss) earnings from continuing operations	(65,511)	38,921	73,025	69,967	46,130
Total assets	1,149,858	1,101,573	1,052,095	1,152,155	976,523
Long-term debt - excluding current portion	226,198	175,856	151,706	40,724	84,885
Dividends per share	0.70	0.70	0.70	0.63	0.55
Net (loss) earnings from continuing operations per share of common stock - basic	(2.05)	1.21	2.17	2.05	1.36
Net (loss) earnings from continuing operations per share of common stock - diluted	(2.05)	1.21	2.14	2.03	1.35

The following factors impact the comparability of the selected financial data presented above:

•
During fiscal 2008, the Company recorded a goodwill impairment charge of $23.8 million within the Original Equipment – North America segment.  Refer to Note 16 of the Notes to Consolidated Financial Statements for additional discussion of this charge.

•
During fiscal 2008, the Company recorded long-lived asset impairment charges of $23.6 million.  Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

•
During fiscal 2008, the Company’s effective tax rate was a negative 210.1 percent due to a valuation allowance of $64.6 million recorded primarily against the net U.S. and South Korean deferred tax assets.  During fiscal 2007, the Company’s effective tax rate was 13.8 percent versus of 29.0 percent in fiscal 2006.  Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on the effective tax rate.

•
During fiscal 2008 and 2007, the Company incurred $10.1 million and $10.7 million, respectively, of restructuring and other repositioning costs.  Refer to Note 15 of the Notes to Consolidated Financial Statements for additional discussion of the events which comprised these costs.

•
During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda. (“Modine Brazil”).  During fiscal 2006, the Company acquired Airedale International Air Conditioning Limited.  Refer to Note 13 of the Notes to Consolidated Financial Statements for additional discussion of these acquisitions. During fiscal 2005, the Company acquired the South Korean and Chinese assets of the Automotive Climate Control Division of WiniaMando Inc. and the heavy-duty original equipment business of Transpro, Inc.

•
During fiscal 2007, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments”.  Refer to Note 24 of the Notes to Consolidated Financial Statements for additional discussion of the impact of this adoption.

•
During fiscal 2007, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)”.  Refer to Note 4 of the Notes to Consolidated Financial Statements for additional discussion of the impact of this adoption.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. We operate on 5 continents, in 15 countries, with approximately 8,100 employees worldwide.

Our products are in automobiles, light-, medium- and heavy-duty vehicles, commercial heating, ventilation and air conditioning (HVAC) equipment, refrigeration systems, off-highway and industrial equipment, and fuel cell applications. Our broad product offerings include heat transfer modules and packages, radiators, oil coolers, charge air coolers, vehicular air conditioning, building HVAC equipment, and exhaust gas recirculation (“EGR”) coolers.

Consolidated Strategy

Our goal is to grow profitably as a leading global provider of thermal management technology to a broad range of niche highway, off-highway and industrial end markets.  We expect to achieve this goal over the long-term through both organic growth and through selective acquisitions.  In order to reach our goal, our strategy is diversification by geography and by end market.  We focus on:

•	Development of new products and technologies for diverse end markets;
•	A rigorous strategic planning and corporate development process; and
•	Operational and financial discipline for improved profitability and long-term stability.

Effective execution of these strategies will assist us in meeting our long-term financial goals of: (1) return on average capital employed of 11 percent to 12 percent; (2) organic revenue growth of 4 percent to 6 percent; (3) total debt to capital ratio below 40 percent; (4) gross margins of 18 percent to 20 percent; and (5) selling, general and administrative (SG&A) costs less than 11.5 percent of sales.

Development of New Products and Technologies for Increasingly Diverse End Markets

Our heritage and a current competitive strength is our ability to develop new products and technologies for current and potential customers and for new, emerging markets.  We own three global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin in the U.S., in Bonlanden, Germany, and in Asan City, South Korea.  Our reputation for providing quality products and technologies has been a company strength valued by customers, and has led to a history with few product warranty issues.  In fiscal 2008 we spent $93.2 million (representing approximately 40 percent of SG&A expenses) on our product and technology research and development efforts.

We continue to benefit from relationships with customers who recognize the value of having us participate directly in product design, development and validation.  This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers.  In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas.  At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices.  Many of our technologies are proprietary, difficult to replicate and are patent protected.  We have been granted over 2,300 patents on our technologies over the life of the Company and work diligently to protect our intellectual property.

Strategic Planning and Corporate Development

We employ both a short-term and longer-term (three to five year) strategic planning process enabling us to continually assess our opportunities, competitive threats, and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities. We continuously look for and take advantage of opportunities to advance our position as a global leader, both by expanding our geographic footprint and by expanding into new end markets – all with a focus on thermal management technologies. For the most part, we generate our ideas for potential acquisitions internally. This process allows us to identify product gaps in the marketplace, develop new products and make additional investments to fill those gaps. An example of our success from this process has been our expansion activities into niche HVAC and refrigeration markets.

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace; therefore, we must manage our business with a disciplined focus on increasing productivity and reducing waste.  We historically operated with a “small plant” philosophy prior to our recent repositioning activities, but the competitiveness of the global market place requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  As costs for materials and purchased parts rise due to global increases in the metals commodity markets, we seek low-cost country sourcing when appropriate and enter into contracts with some of our customers which provide for these rising costs to be passed through to them on a lag basis.  In addition, we have been utilizing futures contracts related to various forecasted commodity purchases to reduce our exposure to changes in these commodity prices.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long-term with particular emphasis on working capital improvement and prioritization of capital for investment and disposals – driving past and current improvement in global cash and debt management and access to sufficient credit. This focus has given us the flexibility to capitalize on acquisition opportunities, other investments and joint ventures, research and development, stock buy-backs, and pay dividends.  It also helps us identify and take action on underperforming assets in our portfolio, such as our Electronics Cooling business, which was recently sold.

Our executive management incentive compensation is based on a return on net assets calculation that drives our singular focus for alignment with shareholders’ interests when it comes to our capital allocation and asset management decisions. In addition, we maintain a long-term incentive compensation plan for officers and certain key employees which is used to attract, retain and motivate key employees who directly impact the performance of the Company over a time-frame greater than a year. This plan is comprised of stock options, retention restricted stock awards and performance stock awards which are based on a mix of earnings per share growth and growth in our stock price relative to the market.

Consolidated Market Conditions and Trends

The original equipment manufacturer (OEM) market place which we serve is extremely competitive and our customers are demanding that we continue to provide high quality products in combination with annual price decreases. At the same time, we are experiencing increases in the costs of our purchased parts and raw materials – particularly aluminum, copper, steel, and stainless steel (nickel).  The combination of these factors impacts our profitability.  Material increases are subject to pass-through to our customers on a lag basis. This lag period can average up to a year, based on the agreements we have with an individual customer, and some of our customers are pushing back on our attempts to pass these costs on.  In addition to our negotiations to pass material costs on to our customers, our strategy to mitigate growing cost pressures is to accelerate new product development and geographic expansion into new and existing niche markets.  We continue to focus on developing new and expanded proprietary technology that is of more value in the marketplace – such as our early stage development of fuel cell technology for energy, vehicular and other applications.

Our Response to Current Market Conditions

In response to the near-term conditions facing the Company, we have implemented the following strategies to mitigate the effects these pressures have on our margins and our goals for profitable growth and return targets:

o
Manufacturing realignment. During fiscal 2007, we announced the closure of four manufacturing facilities in the U.S.  During fiscal 2008, we announced the closure of three additional manufacturing facilities in the U.S. (Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana), and our Tübingen, Germany manufacturing facility.  We also have invested in four new plants in low cost countries, including our recently completed facilities in Changzhou, China and Nuevo Laredo, Mexico and our facilities currently under construction in Gyöngyös, Hungary and Chennai, India.  When the manufacturing realignment process is completed, we will compete for new business from a much improved cost competitive position with increased asset utilization across the platform. This process should benefit the Company at both the gross and operating margin level and help us win incremental profitable business.

o
Portfolio rationalization.  During fiscal 2007, we announced the establishment of globally-focused product groups of Engine Products, Powertrain Cooling Products, and Passenger Thermal Management Products which support our regional segments of Original Equipment – Asia, Original Equipment – Europe, Original Equipment – North America, and South America.  The Company is assessing its product lines globally and its regional businesses in order to assess the competitive position and attractiveness of these products and businesses.  The goal of this process is to identify products or businesses which should be divested or exited as they do not meet required financial metrics.  An example of this portfolio rationalization process is the May 1, 2008 sale of our Electronics Cooling business for $13.2 million.  This business has historically not generated our targeted returns, and the divestiture of this business should improve our overall operating margins.

o
Capital allocation.  Our business is capital intensive, requiring a significant amount of investment in the new technologies and products which the Company supports.  We recently introduced an enhanced capital allocation process which is designed to allocate capital spending to the segments and programs that will provide the highest return on our investment.  All business units are measured using specific performance standards and they must earn the right to obtain capital to fund growth through their performance.

o
Selling, general and administrative cost containment.   The Company has a target of driving SG&A levels down to 11.5 percent of sales.  Progress was made toward this goal during fiscal 2008, with SG&A as a percentage of sales declining from 13.4 percent in fiscal 2007 to 12.7 percent in the current year.  Our goal is to achieve the 11.5 percent of sales by fiscal 2011 through continued revenue growth in combination with diligent SG&A cost containment.

Segment Information – Strategy, Market Conditions and Trends

In the first quarter of fiscal 2008, the Company implemented certain management reporting changes which resulted in the Brazilian operation being reported in a newly established South America segment; the Original Equipment – Americas segment being renamed Original Equipment – North America; certain supporting departments previously included within Corporate and administrative being realigned into the Original Equipment – North America segment; the Commercial HVAC&R segment renamed Commercial Products; and the Other segment renamed to Fuel Cell since the Electronics Cooling business is presented as a discontinued operation.  The Original Equipment – Asia and Original Equipment – Europe segment have no changes.  The segment information for fiscal 2007 and 2006 has been revised to reflect these changes on a comparable basis.

Each of these segments is managed at the regional vice president or managing director level and has separate financial results reviewed by our chief operating decision makers. These results are used in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.

Original Equipment – Asia (14 percent of fiscal 2008 revenues)

Our Asian operation is primarily engaged in providing vehicular climate control systems, powertrain cooling systems and engine products to various industrial end markets, with the greatest percentage for commercial light truck applications. These products are sold primarily to South Korean OEMs who export a significant portion of vehicles to other countries. Our largest customers are Hyundai Motor Company and Kia Motors Corporation. Competitors include The Halla group of Visteon Corporation, Doowon Climate Control Company Ltd., Samsung Electronics, and others.

A significant trend in our Asian business is our customers’ emphasis on lower price over better technology, evidenced by significant price reduction demands from Hyundai Motor and Kia Motors, two of our key customers.  Many of our products are becoming commoditized because of local suppliers’ ability to compete head-on with pricing.  This pricing environment requires a low-cost manufacturing profile and continued operating efficiencies in order to maintain a profitable business environment.  This is particularly applicable in our South Korean business, where we have historically been unable to offset customer price reductions with additional operating improvements.

Many components that we have supplied in this region are becoming part of a module, which increases the amount of our content on an engine.  Our strategy in this business is to control and reduce costs, secure new business, further diversify our product offering and customer base, and focus on building manufacturing capabilities in China and India to serve the region in a more cost competitive manner.  Construction is currently underway on our new manufacturing facility in Chennai, India, and it should be ready for production in fiscal 2009.  Construction of the manufacturing facility in Changzhou, China is complete and we are currently shipping low volumes of production from this location.  Several new products are scheduled to begin production in this new facility over the next fiscal year.

Original Equipment – Europe (40 percent of fiscal 2008 revenues)

Our European operation is primarily engaged in providing powertrain and engine cooling systems as well as vehicular climate control components to various end markets, including automotive, heavy duty and industrial, commercial vehicle, bus and off-highway OEMs. These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.  Competitors include Behr GmbH & Co. K.G., Valeo, Denso Corporation, AKG, and a variety of other companies.

The business experienced strong growth with the general expansion of the European market in fiscal 2007 and fiscal 2008.  Our European operation was able to benefit from the growth of its medium to heavy truck customers, its construction machinery customers and its automotive customers alike.  At the same time the business has been successful in winning additional program awards that will start production beginning in the 2010 time frame.  Going forward, we expect to see a further consolidation of the customer base as well as additional emission legislation that will cause the need for more cooling products and other new products and systems.

Trends affecting our European business include significant price-down demands from our European-based customers, price competition from low-cost country manufacturing locations, and material cost increases for aluminum, stainless steel and energy which have not been offset entirely by pass-through agreements with our customers.  At the same time customer service expectations have increased.

To offset these difficult market conditions in the short-term, we continue our focus on various lean manufacturing initiatives, low-cost country sourcing and a critical review of all SG&A related activities.  For mid- and long-term improvement, we are in the process of adjusting our manufacturing footprint, and have begun construction of a new facility in Hungary.  At the same time we have started to phase-out our existing facility in Tübingen, Germany.  We believe there is an opportunity to be more cost competitive and grow our business at a higher rate if we expand our operations into lower-cost geographic areas like Eastern Europe.  In addition, we expect our European business to benefit from the output of our technology initiatives, which will contribute to establishing technological differentiation in the market place and thus provide leverage for new customer agreements.

The continued profitability of this business is dependent upon a further strengthening of our customer relationships, on the continued growth of our employee capabilities, on the strengthening of our advanced product development capabilities, and on the automation and reduced cost base in our manufacturing environment.  In the interim, management is focused on process improvement in all areas and the implementation of favorable longer-term customer agreements.

Original Equipment – North America (28 percent of fiscal 2008 revenues)

Our Original Equipment – North America segment includes products and technologies that are found on vehicles made by commercial vehicle OEMs, including Class 3-8 trucks, school buses, transit buses, motor homes and motor coaches.  It also serves the automotive, heavy duty, and industrial markets, including agricultural, construction and industrial markets; i.e. lift trucks, compressors and power generation.

The majority of our North American business is derived from commercial vehicle customers.  The Environmental Protection Agency emissions mandates (January 1, 2007 and the upcoming January 1, 2010) create cyclicality in the Class 8 heavy-truck commercial vehicle build rates due to pre-buy activity which occurs prior to these emission law changes.  The expected cyclical downturn in this market after the January 1, 2007 emissions law change has been adversely impacted by the current economic concerns (credit crisis, high oil and diesel prices, and depressed housing market) which has reduced the demand for Class 8 trucks used to haul freight.  As a result, truck build rates in fiscal 2008 were 50 percent below the prior year levels.  While the January 1, 2007 emissions change and economic concerns created a downturn in build rates, the change did provide an opportunity for us, as more of our components are required on each vehicle to meet the new standards.  Additionally, we have increased our share in this market as a result of new business wins.

Our North American automotive business has experienced considerable deflationary price pressure from OEMs, while at the same time the cost of raw materials and purchased parts has increased.  Many of our U.S. competitors continue to be financially challenged.  As a result, we have experienced increased opportunities to bid on business that was previously not available to us.

A positive trend in our North American heavy duty and industrial businesses is increased emission standards for agricultural and construction equipment, which is driving increased demand for our components such as EGR coolers.

The overall strategy for this business segment includes the following components:

•
First, our strategy is to reposition the segment, including reassessing our manufacturing footprint, improving sourcing of raw materials and purchased parts, and other programs intended to increase efficiency and right-size capacity.  During fiscal 2008, we announced the closure of three North American manufacturing facilities within this segment, consolidating the business into other existing locations.  In addition, construction of our new facility in Nuevo Laredo, Mexico, was completed during fiscal 2008.

•
Second, we are focused on reducing lead times to bring new products to market and offering a wider product breadth, while at the same time rationalizing the existing product lines that do not meet required financial metrics.

•	Third, we are focused on pursuing only selected new business opportunities that meet our minimum targeted rates of return which will enable profitable growth to the Company.

South America (7 percent of fiscal 2008 revenues)

Our South America segment provides heat exchanger products to a variety of markets in the domestic Brazilian market as well as for export to North America and Europe.  This business provides products to the on-highway commercial vehicle markets, off-highway markets including construction and agricultural applications, automotive OEMs and industrial applications, primarily for power generation systems.  This business also provides products to the Brazilian, North American and European aftermarkets for both automotive and commercial applications.  We manufacture radiators, charge-air-coolers, oil coolers, auxiliary coolers (transmission, hydraulic, and power steering), engine cooling modules and HVAC system modules.

We have benefited from strong revenue growth in the Brazilian market related to strong economic conditions in Brazil and increased business awards from our OEM customers.  The aftermarket sales under the Radiadores Visconde brand have continued to improve while export sales have been negatively affected by the weakening of the U.S. dollar at the same time that the real has strengthened against global currencies.  We made capital investments in bar/plate technology for our Brazilian operations in fiscal 2008 that will continue to help fuel growth in the region as well as support operations in North America and Europe.

Competitors in the OEM sector include Behr GmbH & Co. K.G., Valeo SA, Denso Corporation and Delphi Corporation.  Our aftermarket competitors also include these same major competitors as well as some regional competitors that focus specifically on the Brazilian aftermarket.

Commercial Products (11 percent of fiscal 2008 revenues)

Our Commercial Products business provides a variety of niche products in North America, Europe, Asia and South Africa that are used by engineers, contractors and building owners in applications such as warehouses, repair garages, greenhouses, residential garages, schools, computer rooms, manufacturing facilities, banks, pharmaceutical companies, stadiums and retail stores. We manufacture coils (copper tube aluminum fin coils and all aluminum microchannel coils) for heating, refrigeration, air conditioning and vehicular applications. We also manufacture heating products for commercial applications, including gas, electric, oil and hydronic unit heaters, low intensity infrared and large roof mounted direct and indirect fired makeup air units. Our cooling products for commercial applications include single packaged vertical units and vertical unit ventilators used in school room applications, computer room air conditioning units, air and water cooled chillers, ceiling cassettes, and roof top cooling units used in a variety of commercial building applications.

Competitors include Lennox International Inc. (ADP), Luvata (Heatcraft / ECO), Thomas & Betts (Reznor), Mestek Inc. (Sterling), Emerson Electric Company (Liebert/Hiross), United Technologies Corporation (Carrier) and Johnson Controls, Inc. (York).  Revenues have increased primarily due to the acquisition of Airedale in fiscal 2006.  However, the segment has grown organically as well, due to growth in coil sales and unit heater sales in North America.  Margins in this business have been negatively affected by increased commodity costs – a trend which is expected to continue. Economic conditions, such as demand for new commercial construction, are drivers of demand for the heating and cooling products.

Fuel Cell (< 1 percent of fiscal 2008 revenues)

Our fuel cell business is a developmental stage enterprise supporting the highly complex thermal management needs of fuel cell systems.  These fuel cell systems are used in stationary power applications, micro-CHP, vehicle engine applications, and hydrogen fuel processing.

As macro economic trends have shifted causing increased development of alternatives to oil-based fuel, we have intensified our activity in this business. During fiscal 2008, we continued to work with Bloom Energy to provide components for their early stage prototype stationery power units that should be commercially available in the next few years. We view our thermal solutions for stationery power units as a potentially significant long-term growth driver for the Company due to increased global demand for fuel cell technology, driven by demand for a sustainable, environmentally sound and independent means of power.

In the past year we have increased our solid oxide fuel cell activities and have begun developing products in support of the micro-CHP (combined heat and power) market.  These fuel cell based systems are expected to emerge, primarily in Europe, over the next several years as a direct replacement for the small boilers found in homes using hydronic heating systems.  In addition to efficient production of hot water for heat, the device is designed to produce electricity to supplement the electrical needs of the home.  We have been working with Ceres Power, a UK based developer of these systems, to expand the Company’s presence in this residential market.  We are not aware of any competitor of ours that has the same level of focus on this market.

Outlook

Challenging market factors are expected to continue to impact the business into fiscal 2009, including ongoing raw material cost increases, as well as continued pressure from vehicular customers for product price reductions.  Fiscal 2009 is anticipated to be positively impacted by a strong line-up of new business programs, continued strength in our Original Equipment – Europe and South American businesses, as well as within our North American and United Kingdom heating and air conditioning markets in our Commercial Products business.  The anticipated continued strength of foreign currencies against the U.S. dollar, particularly the euro, should also positively impact our business. These positive factors will be partially offset by continued low truck build rates in the U.S., as well as a difficult South Korean business environment.

In fiscal 2009 and beyond, we intend to remain focused on our strategies of realigning our manufacturing footprint and rationalization of our portfolio.  When completed over the next two years, these strategies and actions will make us a more cost competitive, innovative and efficient technology provider to our current and future customers.  We believe these actions will help us to achieve our long-term goals of 11 percent to 12 percent return on average capital employed, 18 percent to 20 percent gross margin, 11.5 percent SG&A as a percentage of sales, and asset turnover of 2.5 times our annual sales.

Consolidated Results of Operations - Continuing Operations

Fiscal 2008 revenues were $1.8 billion, representing an increase of $127 million, or 7.4 percent, from fiscal 2007.  The growth in revenues was primarily related to strong volumes in Europe, South America, and Commercial Products.  In fiscal 2008 we reported a loss from continuing operations of $66 million compared to earnings from continuing operations of $39 million in fiscal 2007.  The increase in revenues was more than offset by a reduction in gross margins related to lower than anticipated North America truck volumes, manufacturing inefficiencies experienced as part of plant closures and consolidations, and pricing pressures from customers.  During fiscal 2008, the following significant charges were recorded by the Company:

•
Goodwill impairment charge – A goodwill impairment charge of $24 million was recorded in our Original Equipment – North America business.  During the fiscal year, the Company’s outlook for this business was reduced, which resulted in the book value of assets employed in this business exceeding the fair value of this business.  Several factors contributed to this reduced outlook for the Original Equipment – North America business:

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

o
Our future outlook includes lower margins than our previous expectations for this business.  Plant closures and inefficiencies related to new product launches are having a near-term impact on our margins, and continued industry-wide customer pricing pressures are anticipated to adversely affect the North American vehicular market.  Our products have an increasing material content, which makes offsetting these pricing pressures through manufacturing improvements more difficult.

•
Long-lived asset impairment charges – We recorded impairment charges of $23 million against certain long-lived assets.  Included in this amount is a $12 million charge related to an impairment review of our South Korean business, as this business continues to underperform our expectations and financial targets.  A charge of $3 million was related to an impairment review of our long-lived assets in Original Equipment – North America, where a program was identified as being unable to support its asset base.  An additional $3 million charge was related to an impairment of long-lived assets in the Commercial Products segment for the cancellation of a product in its development stage.  The remaining $5 million impairment charge was recorded for our Tübingen, Germany manufacturing facility in Europe, which will be closed.

•
Repositioning charges – We recorded repositioning charges of $10 million related to our manufacturing realignment activities including the completed closure of our Toledo, Ohio and Richland, South Carolina facilities within the Original Equipment – North America segment.  Included in this amount is $4 million of restructuring charges and $6 million of other related costs.

During fiscal 2008, the Company recorded a valuation allowance of $65 million primarily against the net deferred tax assets in the U.S. and South Korean tax jurisdictions.  This valuation allowance contributed to the increase in the provision for income taxes from $6 million in fiscal 2007 to $44 million in fiscal 2008.  The valuation allowance charges primarily related to projected losses in the U.S. and South Korea, which resulted in the determination that it was more likely than not that the U.S. and South Korean deferred taxes would not be realized, requiring a full valuation allowance.  The current year decline in profitability in our Original Equipment – North America business, coupled with the decline in future outlook for the North American and South Korean businesses, were significant factors contributing to the projected losses and the need for the valuation allowance.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2008, 2007 and 2006:

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$1,849	100.0%	$1,722	100.0%	$1,596	100.0%
Cost of sales	1,580	85.5%	1,441	83.7%	1,284	80.5%
Gross profit	270	14.6%	281	16.3%	312	19.5%
Selling, general and administrative expenses	235	12.7%	232	13.5%	211	13.2%
Restructuring charges	4	0.2%	4	0.2%	-	0.0%
Impairment of goodwill and long-lived assets	47	2.5%	-	0.0%	-	0.0%
(Loss) income from operations	(17)	-0.9%	45	2.6%	101	6.3%
Interest expense	13	0.7%	10	0.6%	7	0.4%
Other income - net	(9)	-0.5%	(10)	-0.6%	(9)	-0.6%
(Loss) earnings from continuing operations before income taxes	(21)	-1.1%	45	2.6%	103	6.5%
Provision for income taxes	44	2.4%	6	0.3%	30	1.9%
(Loss) earnings from continuing operations	$(66)	-3.6%	$39	2.3%	$73	4.6%

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007:

Net sales increased $127 million, or 7.4 percent, to $1.8 billion in fiscal 2008 from $1.7 billion in fiscal 2007.  The increase in revenues consisted of $96 million related to favorable impact of changing foreign currency exchange rates and $31 million of organic growth.  Revenues were driven by strong foreign volumes in the Original Equipment – Europe, South America and Commercial Products segments, which were offset by declines in the Original Equipment – North America segment primarily in the truck market.

Gross profit decreased $11 million, or 3.9 percent, to $270 million in fiscal 2008 from $281 million in fiscal 2007.  In addition, gross margin decreased from 16.3 percent in fiscal 2007 to 14.6 percent in fiscal 2008.  The decrease in gross profit and gross margin is primarily driven by the impact of the decrease in North American truck volumes, manufacturing inefficiencies experienced as part of plant closures and consolidations, and pricing pressures from customers.  In addition, repositioning costs of $5 million were recorded in gross profit during fiscal 2008, as the Company continued to reposition its global manufacturing footprint.

SG&A expenses increased $3 million, or 1.3 percent, to $235 million in fiscal 2008 from $232 million in fiscal 2007, but decreased as a percentage of sales to 12.7 percent from 13.5 percent.  The net increase is primarily due to ongoing expansion in the Original Equipment – Asia segment.  Restructuring charges were consistent from fiscal 2007 to fiscal 2008, and related primarily to severance costs incurred under our announced restructuring plans.  During fiscal 2008, asset impairment charges of $47 million were recorded including a goodwill impairment charge of $24 million and a long-lived asset impairment charge of $3 million recorded in the Original Equipment – North America segment, a long-lived asset impairment charge of $5 million recorded in the Original Equipment – Europe segment, a long-lived asset impairment charge of $12 recorded in the Original Equipment – Asia segment, and a long-lived asset impairment charge of $3 million recorded in the Commercial Products segment.  The decrease in gross profit combined with the impairment charges contributed to the $62 million decrease in operating income from fiscal 2007 to fiscal 2008.

Interest expense increased $3 million from fiscal 2007 to fiscal 2008 related to an increase in outstanding debt during the year.  Borrowings increased during fiscal 2008 to finance capital expenditures of $87 million and a $38 million increase in working capital.

The provision for income taxes increased $38 million, or 633 percent, to $44 million in fiscal 2008 from $6 million in fiscal 2007.  The increase in the provision for income taxes was due to a valuation allowance of $65 million recorded against net deferred tax assets in the U.S. and South Korean tax jurisdictions.  Due to the current market conditions and future projections in these tax jurisdictions, the Company determined that it was more likely than not that the U.S. and South Korean deferred tax assets will not be realized.  The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the valuation allowance recorded during the year.

Year Ended March 31, 2007 Compared to Year Ended March 31, 2006:

Net sales increased $126 million, or 7.9 percent, to $1.7 billion in fiscal 2007 from $1.6 billion in fiscal 2006.  The increase in revenues was driven by $77 million of acquired revenues related to the May 2006 acquisition of Modine Brazil, $36 million related to favorable impact of changing foreign currency exchange rates and $15 million of organic growth.  Organic revenues were driven by strength in truck and heavy-duty and industrial markets. Strong sales in the European automotive, North American truck and global heavy duty markets were offset by moderate declines in the North American automotive market, based on continued softness experienced in the market and overall price down pressures reducing sales prices per unit.

Gross profit decreased $31 million, or 9.9 percent, to $281 million in fiscal 2007 from $312 million in fiscal 2006.  The decrease in gross profit is primarily driven by higher global commodity pricing and customer price decreases experienced during the fiscal year.  Gross margin decreased 320 basis points to 16.3 percent in fiscal 2007 from 19.5 percent in fiscal 2006.  The primary contributing factor to the decline in gross margin has been the steady increase in raw material prices which started during the third and fourth quarter of fiscal 2006 and continued through fiscal 2007.  The most significant commodities used in our manufacturing process are aluminum, copper and nickel.  Aluminum prices increased 27 percent on average from fiscal 2006 to fiscal 2007, and copper prices increased 67 percent on average from fiscal 2006 to fiscal 2007.  Nickel has experienced a 112 percent increase on average from fiscal 2006 to fiscal 2007 which resulted in considerably more cost to the Company.  We have agreements with certain customers to pass-through these higher commodity prices to them in our sales price; however, these pass-through agreements can lag up to one year behind the actual price increases, or may not provide us the ability to recover the entire material price increase.  These commodity price increases were the primary factor contributing to the decrease in gross margin, as the material component of cost of sales increased from 49 percent of net sales in fiscal 2006 to 53 percent of net sales in fiscal 2007.  In addition, repositioning costs of $4 million were recorded in gross profit during the fiscal year as the Company continued to reposition its manufacturing footprint.

SG&A expenses and restructuring charges increased $25 million, or 11.8 percent, to $236 million in fiscal 2007 from $211 million in fiscal 2006.  Approximately $11 million of the increase in SG&A was related to the acquisition of Modine Brazil in May 2006.  The remaining increase in SG&A was primarily driven by $3 million of repositioning costs recorded during fiscal 2007.  The decrease in gross profit combined with the increase in SG&A expenses contributed to the $56 million decrease in operating income from $101 million in fiscal 2006 to $45 million in fiscal 2007.

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

The provision for income taxes decreased $24 million, or 80.0 percent, to $6 million in fiscal 2007 from $30 million in fiscal 2006.  In addition, the effective income tax rate decreased to 13.8 percent in fiscal 2007 from 29.0 percent in fiscal 2006.  The decrease in the effective income tax rate was related to a $4.1 million benefit from net operating losses in Brazil that were previously unavailable prior to the acquisition of Modine Brazil, and a tax benefit of $2.5 million from a research and development tax credit which was extended.  The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the Brazil net operating loss benefit, the research and development credit discussed above, as well as the impact of various state and foreign income taxes.

Discontinued Operations

On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.2 million, resulting in a gain on sale.  On July 22, 2005, the Company completed the spin off of its Aftermarket business and the immediate merger of the spun off business into Proliance International, Inc. (formerly known as Transpro, Inc.).  The Aftermarket business has been presented as a discontinued operation in the consolidated financial statements.  In fiscal 2006, the Company recorded a non-cash charge to earnings of $53.5 million to reflect the difference between the value that Modine shareholders received in Proliance, a function of the price of Proliance. at the time of the closing of the spin off, and the asset carrying value of Modine’s Aftermarket business.  After earnings (loss) from discontinued operations and loss on spin off of discontinued operations, a net loss of $65.6 million was reported in fiscal 2008, and net earnings of $42.3 million and $7.6 million were reported in fiscal 2007 and fiscal 2006, respectively.  This resulted in a loss per fully diluted share of $2.05 in fiscal 2008, and earnings per fully diluted share of $1.31 and $0.22 in fiscal 2007 and fiscal 2006, respectively.

Segment Results of Operations

Original Equipment – Asia

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$268	100.0%	$219	100.0%	$207	100.0%
Cost of sales	243	90.7%	201	91.8%	188	90.8%
Gross profit	25	9.3%	18	8.2%	19	9.2%
Selling, general and administrative expenses	27	10.1%	19	8.7%	20	9.7%
Impairment of goodwill and long-lived assets	12	4.5%	-	0.0%	-	0.0%
Loss from continuing operations	$(14)	-5.2%	$(1)	-0.5%	$(1)	-0.5%

Net sales within the Original Equipment – Asia segment increased $12 million, or 5.8 percent in fiscal 2007 and $49 million, or 22.4 percent in fiscal 2008 based on continued strength in condenser and bus air conditioning products.  The fiscal 2007 increase was partially offset by a general softness experienced in the Korean economy early in fiscal 2007 coupled with a strike at a customer facility.  Foreign currency exchange rate changes favorably impacted sales by $15 million and $6 million in fiscal 2007 and 2008, respectively.

Gross margin has decreased from 9.2 percent in fiscal 2006 to 8.2 percent in fiscal 2007.  Weak sales volumes resulting from the strike at a customer facility, as well as customer pricing pressures, drove this decrease in fiscal 2007.  Gross margin increased from 8.2 percent in fiscal 2007 to 9.3 percent in fiscal 2008 due to purchasing savings and higher sales volumes which offset customer price downs.  SG&A expenses remained consistent in fiscal 2006 and fiscal 2007 and increased $8 million in fiscal 2008.  This increase is due to ongoing expansion in this region with the construction of new manufacturing facilities in China and India, as well as the establishment of a corporate office in China.  The new manufacturing facility in Changzhou, China began production in the third quarter of fiscal 2008, and the Chennai, India facility is scheduled to being production in the second quarter of fiscal 2009.  Long-lived asset impairment charges of $12 million were recorded during fiscal 2008 related to an impairment review of the South Korean business which has historically underperformed our expectations, and is projected to continue to underperform into the future.  Improved financial performance for this business is dependent on significant commercial concessions by the primary customers, as well as labor cost reductions.

Original Equipment – Europe

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$751	100.0%	$589	100.0%	$539	100.0%
Cost of sales	611	81.4%	477	81.0%	417	77.4%
Gross profit	140	18.6%	112	19.0%	122	22.6%
Selling, general and administrative expenses	48	6.4%	50	8.5%	50	9.3%
Impairment of long-lived assets	5	0.7%	-	0.0%	-	0.0%
Income from continuing operations	$87	11.6%	$62	10.5%	$72	13.4%

Net sales within the Original Equipment – Europe segment increased $50 million, or 9.3 percent, from fiscal 2006 to fiscal 2007 primarily from growth in the heavy-duty market.  During fiscal 2008, the $162 million, or 27.5 percent increase in net sales was primarily based on strength in powertrain cooling products, engine related products and condenser sales volumes.  Exchange rate changes of $21 million and $69 million had a favorable impact on net sales in fiscal 2007 and 2008, respectively.

Gross margin has gradually declined over the past few years from 22.6 percent in fiscal 2006 to 18.6 percent in fiscal 2008.  The decrease from fiscal 2006 to fiscal 2007 was primarily due to higher commodity prices and certain warranty issues experienced during fiscal 2007, as well as customer pricing pressures by the OEMs. The decrease from fiscal 2007 to fiscal 2008 was due to a change in mix of sales towards lower margin products, as well as customer price downs which we were not entirely able to offset with purchasing savings and performance improvements in our manufacturing facilities.  SG&A expenses were consistent over the past three years on a larger sales base, resulting in an improvement as a percentage of sales within this segment.  An impairment charge of $5 million was recorded in fiscal 2008 at the Tübingen, Germany manufacturing facility in conjunction with the announced closure of this facility within the next 18 to 24 months.  Income from continuing operations decreased $10 million in fiscal 2007 due to the reduction in gross margin.  Income from continuing operations improved $25 million in fiscal 2008 based on the contribution impact of the increased sales volumes.  Construction is currently underway for our new Gyöngyös, Hungary facility within this region, with production scheduled to begin in fiscal 2009.

During the fourth quarter of fiscal 2008, adjustments of $2.1 million were recorded within this segment to correct errors that related to prior quarters and annual periods consisting of $1.4 million related to an understatement of accounts payable and $0.7 million related to the understatement of a value added tax liability.  These adjustments were made in the fourth quarter of fiscal 2008 as they were deemed immaterial to previously issued financial statements and full year fiscal 2008 results.  Based on these adjustments, we identified a material weakness in our internal control over financial reporting due to ineffective controls over reconciliations within this segment.  We are developing and implementing remediation plans to address this material weakness including the creation of a standardized workplan for account reconciliations and trial balance reviews which will be accompanied by appropriate monitoring procedures.

Original Equipment – North America

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$521	100.0%	$667	100.0%	$682	100.0%
Cost of sales	492	94.4%	577	86.5%	559	82.0%
Gross profit	29	5.6%	90	13.5%	123	18.0%
Selling, general and administrative expenses	43	8.3%	42	6.3%	44	6.5%
Restructuring charges	4	0.8%	4	0.6%	-	0.0%
Impairment of goodwill and long-lived assets	27	5.2%	-	0.0%	-	0.0%
(Loss) income from continuing operations	$(45)	-8.6%	$44	6.6%	$79	11.6%

Net sales within the Original Equipment – North America segment decreased $15 million, or 2.2 percent, from fiscal 2006 to fiscal 2007, and decreased $146 million, or 21.9 percent, from fiscal 2007 to fiscal 2008.  The sales decline is largely due to the downturn in the North American truck market following the January 1, 2007 emission regulations.  In addition, sales in the automotive market are down due to higher gas prices and a consumer shift from light trucks and full SUVs to cars and small SUVs.

Gross margin decreased from 18.0 percent in fiscal 2006, to 13.5 percent in fiscal 2007, and decreased further to 5.6 percent in fiscal 2008.  The deterioration in gross margin from fiscal 2007 to fiscal 2008 has been driven by the following two factors: (1) The significant reduction in sales volumes has resulted in a decline in gross profit, an underabsorption of fixed overhead costs and a lower gross margin as we have excess capacity in many of our North American facilities: and (2) the manufacturing realignment currently in progress in North America, including the process of closing operating facilities, transferring and consolidating product lines and launching new product lines has caused operating inefficiencies which have impacted the gross margin.  SG&A expenses have held relatively consistent yet increased as a percentage of sales within this segment from fiscal 2007 to fiscal 2008.  A goodwill impairment charge of $24 million was recorded during fiscal 2008 as a result of a declining outlook for this segment.  These reduced expectations were based on declining sales volumes and lower gross margin related to plant closures, product-line transfers and continued customer pricing pressures which are impacting the North American vehicular industry.  In addition, a long-lived asset impairment charge of $3 million was recorded during fiscal 2008 as the result of a program line which was not able to support its asset base.  Income from continuing operations decreased $35 million in fiscal 2007 primarily driven by the decline in gross margin related to commodity price increases and customer pricing pressures.  Income from continuing operations decreased $89 million in fiscal 2008 to a loss from continuing operations of $45 million primarily due to the significant decrease in sales and gross margin coupled with the asset impairment charges recorded during the year.

South America

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$133	100.0%	$77	100.0%	-	-
Cost of sales	106	79.7%	61	79.2%	-	-
Gross profit	27	20.3%	16	20.8%	-	-
Selling, general and administrative expenses	16	12.0%	11	14.3%	-	-
Income from continuing operations	$11	8.3%	$5	6.5%	-	-

South America is comprised of our Brazilian operation which was acquired in May 2007 through a purchase of the remaining 50 percent of the Radiadores Visconde Ltda. (Modine Brazil) joint venture.  Prior to this, the operating activity of Modine Brazil was reported in the consolidated financial statements through equity earnings from non-consolidated affiliates.  South America’s operations for fiscal 2007 represent ten months of results after the May 2006 acquisition of the remaining 50 percent of this business.

Net sales within South America increased $56 million, or 72.7 percent from fiscal 2007 to fiscal 2008, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy.  In addition, foreign currency exchange rate changes favorably impacted sales by $17 million.

Gross margin decreased slightly from 20.8 percent during fiscal 2007 to 20.3 percent in fiscal 2008, driven by higher material procurement costs and incremental costs related to the launch of bar/plate oil cooler production in Brazil during fiscal 2008.  SG&A expenses increased $5 million primarily due to the impact of foreign currency rate changes.  In addition, fiscal 2007 SG&A represented ten months of results while fiscal 2008 represented twelve months of results, contributing to this increase.  Income from continuing operations improved $6 million based largely on the increased sales volumes.

Commercial Products

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$199	100.0%	$179	100.0%	$171	100.0%
Cost of sales	154	77.4%	140	78.2%	127	74.3%
Gross profit	45	22.6%	39	21.8%	44	25.7%
Selling, general and administrative expenses	32	16.1%	31	17.3%	29	17.0%
Impairment of long-lived assets	3	1.5%	-	0.0%	-	0.0%
Income from continuing operations	$10	5.0%	$8	4.5%	$15	8.8%

Net sales within the Commercial Products segment increased $8 million, or 4.7 percent, from fiscal 2006 to fiscal 2007, and increased $20 million, or 11.2 percent, from fiscal 2007 to fiscal 2008.  The fiscal 2007 increase in net sales is primarily related to growing air conditioning sales in the U.S. as the Airedale product was further expanded into this market during fiscal 2007.  The fiscal 2008 increase is driven by strong air conditioning sales in the United Kingdom and increased heating and air conditioning product sales in North America.  In addition, foreign currency exchange rate changes favorably impacted sales by $4 million.

Gross margin decreased from 25.7 percent in fiscal 2006 to 21.8 percent in fiscal 2007, and showed slight improvement to 22.6 percent in fiscal 2008.  The decrease from fiscal 2006 to fiscal 2007 is primarily due to the changing mix of products within this segment toward lower margin air conditioning products.   Performance improvements within the manufacturing operations contributed to the gross margin increase in fiscal 2008.  SG&A expenses have remained relatively consistent over the past few years but have improved as a percentage of sales.  A long-lived asset impairment charge of $3 million was recorded in fiscal 2008 as the result of the cancellation of a product in its development stage.  Income from continuing operations decreased $7 million in fiscal 2007 due to the margin reduction impact of the product mix change.  The $2 million increase in income from continuing operations in fiscal 2008 is the result of improved sales volumes and gross margin partially offset by the long-lived asset impairment charge.

Fuel Cell

Years ended March 31	2008		2007		2006
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$3	100.0%	$5	100.0%	$2	100.0%
Cost of sales	2	66.7%	3	60.0%	2	100.0%
Gross profit	1	33.3%	2	40.0%	-	0.0%
Selling, general and administrative expenses	3	100.0%	3	60.0%	2	100.0%
Loss from continuing operations	$(2)	-66.7%	$(1)	-20.0%	$(2)	-100.0%

Fuel cell is in the start-up phase.  We continue to partner with customers such as Bloom Energy and Ceres Power to provide, in the near future, clean, continuous power applying fuel cell technology to stand-alone power systems.  We believe that fuel cell technology has the long-term potential to contribute up to 10 percent of the Company’s consolidated revenues toward the end of the five year planning period based on customer estimates of volumes.

Liquidity and Capital Resources

The primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad. The Company expects to meet its future operating, capital expenditure and strategic acquisition costs primarily through these sources.

During fiscal 2008, the Company reported cash flows from operating activities of $67.4 million, which is $35.0 million less than the $102.4 million reported in the prior year.  As a result of this decrease, the Company increased its outstanding borrowings by $47.2 million during fiscal 2008, providing the Company with the ability to fund $87.0 million of capital expenditures for various key programs and pursue growth opportunities while addressing challenging market conditions.  The Company maintains a solid balance sheet and financial position, and expects cash flows from operations and available borrowings under the credit agreements to be sufficient to meet our liquidity needs.  Working capital, which continues to be a key management focus, was $186.8 million at the end of fiscal 2008, higher than the $148.9 million balance one year ago, primarily due to working capital needs with the growing business volumes.  Compared with the prior year, days sales outstanding improved two days to 51 days.  Inventory turns improved from 12.9 to 13.2 turns.  Cash increased $17.1 million to $38.3 million at March 31, 2008.  The ratio of Modine’s total debt to capital was 32.6 percent at the end of fiscal 2008 compared to 26.7 percent at the end of fiscal 2007.

Worldwide, Modine had approximately $177.3 million in unused lines of credit at March 31, 2008, compared with $229.5 million at March 31, 2007.  An additional $75.0 million is available on the credit line revolver, subject to lenders’ approval, bringing the total available to $252.3 million in fiscal 2008.  The revolving credit agreement matures in October 2009 and the Company has begun the renegotiation process to refinance this debt.

Certain of the Company’s debt agreements require it to maintain specific financial ratios and place certain limitations on dividend payments and the acquisition of our common stock.  At December 26, 2007, we would have been in violation of certain debt agreements due to the goodwill impairment charge of $23.8 million recorded during the third quarter of fiscal 2008 absent amendments to certain financial covenants.  On February 1, 2008, we reached an agreement with our primary lenders to amend our debt agreements.  The primary purpose of the amendments was to secure prospective relief under the earnings before interest and taxes (EBIT) to interest expense ratio (interest coverage ratio), and to permit the add-back of certain cash and non-cash charges.  The cash charges relate to Modine’s recently announced restructuring program, where we are permitted to add back future cash-related charges up to a basket limit of $25 million through fiscal 2010.  We were in compliance with all amended financial ratios effective December 26, 2007 and March 31, 2008.  In connection with these amendments, interest costs increased 35 basis points on the $150 million of private placement notes for the period of April 1, 2008 through June 30, 2009.  In addition, we incurred $0.4 million of amendment fees.

The amended covenants allow the add-back of certain non-cash charges including the third quarter goodwill impairment charge and the fourth quarter long-lived asset impairment charge for our South Korean business, and thus to be in compliance with the financial covenants as of December 26, 2007 and March 31, 2008.  The amendment to allow the add-back of certain cash charges was completed so that the Company may conduct the recently announced restructuring actions within the bounds of the financial covenants.

The prospective relief to the interest coverage ratio provided in the amended agreement was necessary in order for the Company to continue to comply with this covenant on a quarterly basis over the next two fiscal years.  We assess our ability to meet the amended interest coverage ratio based on an analysis of the Company’s fiscal 2009 and 2010 plans.  We conducted a sensitivity analysis of our fiscal 2009 plan against our financial covenants, with particular focus on a quarterly review of the anticipated fiscal 2009 results.  This sensitivity analysis identified that we have approximately $6 million to $15 million of quarterly EBIT “cushion” under the interest coverage ratio beginning with the first quarter of fiscal 2009 and ending with the fourth quarter of fiscal 2009.  This quarterly EBIT “cushion” has increased slightly from the $5 million to $9 million cushion projected at the end of the third quarter of fiscal 2008.  The ongoing achievement of our plan is critical to remaining in compliance with the financial covenants, and we believe that the plan is achievable.  Therefore management anticipates that we will remain in compliance with the interest coverage ratio through fiscal 2009, with ongoing compliance thereafter.  The other significant financial covenant included within our debt agreements is a debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) ratio (leverage ratio).  Our EBITDA “cushion” within the leverage ratio is substantially greater than our EBIT “cushion”.

Our ongoing ability to remain in compliance with the amended financial covenants assumes a debt level relatively consistent with the March 31, 2008 balance of $226.5 million.  The Company believes that this is an achievable assumption based on the availability of cash provided by operating activities, as well as additional sources of cash.  These additional sources include the $10.8 million of cash proceeds from the May 1, 2008 sale of our Electronics Cooling business, as well as potential proceeds to be generated by our portfolio rationalization efforts.  We will continue to tightly manage our anticipated capital spending in fiscal 2009 and fiscal 2010, and anticipate this spending, net of potential dispositions, to be near our current depreciation levels.   To the extent that these sources of cash are not sufficient to fully fund our cash requirements, we currently estimate that we could incur additional borrowings averaging approximately $107 million under our domestic unused lines of credit without violating a financial covenant, although this level of borrowing would nearly eliminate our EBIT “cushion”.

On December 7, 2006, the Company issued $50.0 million of 5.68 percent Series A Senior notes due in 2017 and $25.0 million of 5.68 percent Series B Senior notes due in 2018.  The proceeds from the notes were used for general corporate purposes, including repayment of borrowings on existing domestic credit lines.  For further details, see Note 18 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)	March 31, 2008
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt (including interest)	$298,823	$11,044	$86,613	$15,997	$185,169
Capital lease obligations	8,806	260	649	649	7,248
Operating lease obligations	18,680	4,603	5,073	3,371	5,633
Capital expenditure commitments	44,085	44,085	-	-	-
Other long-term obligations	6,192	824	139	120	5,109
Total contractual obligations	$376,586	$60,816	$92,474	$20,137	$203,159

The capital expenditure commitments are primarily comprised of tooling and equipment expenditures for new and renewal platforms with new and current customers on a global basis.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2008 was $67.4 million, down $35.0 million from the prior year of $102.4 million, driven by a reduction in earnings and growth in working capital.  Major changes in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities were a $21.6 million increase in accounts receivable based on higher sales volumes, a $16.1 million decrease in accounts payable due to timing of payments, and a $5.4 million year-over-year reduction to cash from an increase in inventories to support the growing business volumes.  These decreases were partially offset by favorable changes including a $7.7 million increase from income taxes and a $20.3 million increase in accrued expenses and other current liabilities.

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

Capital Expenditures

Capital expenditures were $87.0 million for fiscal 2008, which was $4.3 million higher than the prior year.  The primary spending occurred in the Original Equipment – North America segment which totaled $23.1 million, the Original Equipment – Europe segment which totaled $32.8 million and the Original Equipment – Asia segment which accounted for $19.3 million in capital spending.  The increase in capital expenditures primarily relates to tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with the construction of new facilities in Asia, Europe and North America.

Capital expenditures were $82.8 million for fiscal 2007, which were $2.9 million higher than fiscal 2006.  The primary spending occurred in the Original Equipment – North America segment which totaled $25.5 million, the Original Equipment – Europe segment which totaled $22.1 million, the Original Equipment – Asia segment which totaled $8.7 million and Corporate which accounted for $15.1 million in capital spending.  The increase in capital expenditures primarily relates to tooling and equipment purchases in conjunction with new global program launches of new truck programs in North America which incorporated the new emission restrictions subsequent to the January 1, 2007 change.

Capital expenditures were $79.9 million for fiscal 2006.  The primary spending occurred in the Original Equipment – North America segment which recorded $19.9 million in spending, the Original Equipment - Europe segment which totaled $28.1 million and Corporate which accounted for $18.3 million in capital spending.  Spending on truck programs in North America and Europe, together with spending on programs for BMW in Europe accounted for some of the more significant equipment and tooling expenditures.  The implementation of new manufacturing and financial systems in North America also contributed to the expenditures in fiscal 2006.

Acquisitions and Investments in Affiliates

Modine spent $11.1 million, net of cash acquired, on the acquisition of Modine Brazil in May of fiscal 2007.  Modine spent $38.0 million, net of cash acquired, on the acquisition of Airedale in May of fiscal 2006.  Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion of these acquisitions.

Spin off of Aftermarket Business

During fiscal 2006 the Company completed the spin off of its Aftermarket business as discussed in Note 14 of the Notes to Consolidated Financial Statements.   Included in the assets that were spun off was $6.3 million of cash.  As part of the spin off, Modine shareholders received $51.3 million of Proliance stock which is shown as non-cash activity in the accompanying consolidated statement of cash flows.

Proceeds from the Disposition of Assets

In fiscal 2008, the Company received proceeds from the disposition of assets of $10.0 million, including approximately $5.0 million from the sale of a corporate aircraft, $3.2 million from the sale of the Richland, South Carolina facility which closed in fiscal 2007, and $1.8 million from the sale of other equipment.

In fiscal 2007 and fiscal 2006, the Company received proceeds from the disposition of assets of $0.9 million, respectively.  These dispositions were spread across operating segments and consisted primarily of insignificant dispositions of machinery and equipment.

Changes in Debt: Short- and Long-Term

In fiscal 2008, overall debt increased $47.2 million primarily from new borrowings in North America.  Domestically, debt grew by $43.0 million with borrowings on the revolving credit facility used primarily to fund capital expenditures.  International debt increased $4.2 million during fiscal 2008.

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

In fiscal 2006, overall debt increased $52.2 million primarily from new borrowings in Europe and North America.  Domestically, debt grew by $13.4 million as $75.0 million was borrowed through a private placement of notes while $60.6 million was repaid on a loan that matured in September 2005.  The remaining $1.0 million decrease resulted from a repayment under the revolving credit agreement.  In Europe, a new 71.0 million euro ($84.2 million U.S. equivalent) loan was taken out in December 2005 with the proceeds being used to purchase a portion of the shares in Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe.  At March 31, 2006, 30 million euro ($35.6 million U.S. equivalent) was paid.  Short-term loans outstanding of $6.0 million represented overdrafts at the Company’s European subsidiaries.

Common Stock and Treasury Stock

During fiscal 2008, the Company repurchased and retired 250,000 shares of the Company’s common stock for $6.9 million under the anti-dilution portion of one of the common share repurchase programs.  In addition, the Company repurchased approximately 42,000 common shares for treasury at a cost of $0.8 million in fiscal 2008.  A second share repurchase program expired on July 26, 2007.  No share repurchases were made under this program in fiscal 2008.  In fiscal 2007, the Company continued with two common stock share repurchase programs that were approved by the Board of Directors.  Under these programs, the Company repurchased and retired 502,600 shares of the Company’s common stock for $13.3 million for the year ended March 31, 2007.  The programs were undertaken to offset dilution created by shares issued for stock option and award plans, as well as to repurchase shares when the Company believes market conditions are favorable.  In addition to these repurchases, the Company also repurchased 49,000 common shares for treasury at a cost of $1.3 million in fiscal 2007.  These repurchases were mainly to satisfy tax withholdings requirements for restricted stock awards that vested and stock option exercises.  Common stock and treasury stock activity is further detailed in Note 22 of the Notes to Consolidated Financial Statements.

Dividends Paid

Dividends were $22.6 million for fiscal 2008 and 2007, and $23.9 million for fiscal 2006.  The effective dividend rates paid were 70 cents per share for fiscal 2008, 2007 and 2006.  The Board of Directors authorized a reduction in the Company’s quarterly cash dividend on its common stock to a rate of 10 cents per share beginning in fiscal 2009.  The primary purpose in reducing the dividend is to provide additional financial flexibility and support reinvestment for growth during the Company’s restructuring period.  On May 21, 2008, the Board of Directors declared a quarterly dividend of 10 cents per share payable on June 20, 2008 to shareholders of record on June 6, 2008.

Settlement of Derivative Contracts

In fiscal 2008, the Company entered into future contracts related to forecasted purchases of aluminum and natural gas which were treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During fiscal 2008, $2.0 million of expense was recorded in cost of sales related to the settlement of certain futures contracts.  At March 31, 2008, $1.4 million of unrealized gains remain deferred in other comprehensive income, and will be realized as a component of cost of sales over the next nine months.  The Company also entered into future contracts related to forecasted purchases of copper and nickel which were not designated as cash flow hedges.  Therefore, gains and losses on these contracts are recorded directly in the consolidated statement of operations.  During fiscal 2008, $0.2 million of income was recorded in cost of sales related to these future contracts.  The Company also entered into zero cost collars to offset the foreign exchange exposure on intercompany loans.  These contracts were not designated as hedges, accordingly transaction gains and losses on the derivatives are recorded in other income – net in the consolidated statement of operations.  During fiscal 2008, $1.6 million of expense was recorded to other income – net in the consolidated statement of operations related to these zero cost collars.

In fiscal 2007, the Company entered into two forward starting swaps in anticipation of a $75.0 million private placement debt offering that occurred on December 7, 2006.  These swaps were settled during fiscal 2007 with a loss of $1.8 million being recorded.  This loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the respective eleven and twelve year lives of the debt offerings.  During fiscal 2008 and 2007, $0.2 million and $0.04 million of this loss, respectively, was recognized as interest expense.  At March 31, 2008, $1.0 million of the loss is deferred in accumulated other comprehensive income (loss), net of taxes.  In fiscal 2007, the Company also entered into future contracts related to forecasted purchases of aluminum and natural gas which were treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During fiscal 2007, $0.4 million of income was recorded as a component of earnings related to the settlement of certain futures contracts.

In fiscal 2006, the Company entered into a derivative forward contract which was used to mitigate cash flow losses for maturing foreign denominated debt.  This contract was settled during fiscal 2006 with a loss of $0.4 million recorded within the consolidated statement of operations.  In fiscal 2006, the Company also entered into a cash flow hedge of a benchmark interest rate in anticipation of a private placement borrowing.  This contract was settled during fiscal 2006 with a loss of $1.8 million being recorded.  This loss was reflected as a component of accumulated other comprehensive income (loss) and is being amortized to interest expense over the ten-year life of the private placement borrowing.  During fiscal 2008, 2007 and 2006, $0.1 million of this loss, respectively, was recognized as interest expense and the remaining loss of $0.8 million is deferred in accumulated other comprehensive income (loss) at March 31, 2008, net of taxes.

Research and Development

In fiscal 2008, Modine increased its research and development (R&D) spending by 13.2 percent to $93.2 million from $82.3 million one year ago.  Investment in R&D has increased at an average annual rate of approximately 9.0 percent since fiscal 2006.  The Company’s R&D efforts have been focused on new products and technologies to respond to market trends due to environmental legislation as well as to enhance energy efficiency and fuel economy.  These key market drivers are shaping and influencing our customers’ future thermal management needs.  Legislation on NOx and particulate emissions for diesel engines continues to provide market opportunities for Modine through products such as EGR’s.  Many new heat exchanger and cooling module platforms have been developed in order to help our customers comply with this legislation.  Likewise, concern over global warming is continuing to cause the industry to consider replacing current refrigerants such as R-134a with new, environmentally friendly refrigerants such as CO2.  A newly formed vehicular HVAC group has grown out of the R&D area.  Knowledge developed from R&D activities will be used to develop improved HVAC product platforms, including products to comply with potential anti-idling legislation for heavy duty vehicles.  Energy efficiency legislation is also driving opportunities for high performance, lightweight heat exchangers in commercial markets.  Modine continues to refine the product development process for all of its markets, including the use of virtual simulation to increase efficiency and reduce time to market with new designs.

Modine has been granted 2,355 worldwide patents over the life of the Company.  Modine is focused on the long-term commercialization of our intellectual property and research, and believes that these investments will result in new and next generation products and technologies.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing the financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on Modine's financial statements.  The following discussion of these judgments and estimates is intended to supplement the Summary of Significant Accounting Policies presented in Note 2 of the Notes to Consolidated Financial Statements.

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

Contractual commodity price increases may also be included in revenue.  Price increases agreed-upon in advance are recognized as revenue when the products are shipped to our customers.  In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customers, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected.  These provisions are established based on historical experience, current business trends and current economic conditions.  There was no provision for estimated commodity price increases at March 31, 2008.  At March 31, 2007, we had established $0.4 million of provisions for estimated commodity price increases which may ultimately not be collected as the likelihood of collection was uncertain.

Impairment of Long-Lived and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.

Impairment of Goodwill and Intangible Assets

Impairment tests are conducted at least annually unless business events or other factors indicate a need to perform the testing more often.  The Company conducts its annual review of goodwill and other intangible assets with indefinite lives for impairment in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives was determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.

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

Tooling Costs

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling.  These costs are amortized over the program life or three years, whichever is shorter, and recorded in cost of sales in the consolidated statements of operations.  For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company.  The reimbursement period may vary by program and customer.  No significant arrangements existed during the years ended March 31, 2008 and 2007 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Pensions and Postretirement Benefits Plans

The calculation of the expense and liabilities of Modine's pension and postretirement plans are dependent upon various assumptions.  The most significant assumptions include the discount rate, rate of compensation increase, long-term expected return on plan assets, and future trends in health care costs.  The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences may impact future pension or postretirement benefit expenses and liabilities. The Company replaced the existing defined benefit pension plan with a defined contribution plan for salaried-paid employees hired on or after January 1, 2004.  The Modine Salaried Employee Pension Plan was modified so that no service performed after March 31, 2006 will be counted when calculating an employee’s years of credited service under the pension plan formula.  During fiscal 2008, the plan was modified so that no increases in annual earnings after December 31, 2007 will be included in calculating the average annual portion under the pension plan formula.  At the current pension assumption rates, we would expect pension expense to decline steadily going forward.  We believe the defined contribution plan will, in general, allow the Company a greater degree of flexibility in managing retirement benefit costs on a long-term basis.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since the domestic plans comprise 100 percent of the Company’s total benefit plan assets and the large majority of the Company’s pension plan expense.

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses covered by the plan assets.  The long-term rate of return utilized in fiscal 2008 and fiscal 2007 was 8.25 percent and 8.50 percent, respectively.  For fiscal 2009, the Company has assumed a rate of 8.25 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2009 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2009, the Company will use a discount rate of 6.62 percent, reflecting an increase from 5.92 percent in fiscal 2008.   The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 4 of the Notes to Consolidated Financial Statements for additional information.  Changing Modine’s discount rate by 25 basis points would impact the fiscal 2009 domestic pension expense by approximately $0.7 million.

A key determinant in the amount of the postretirement benefit obligation and expense is the health care cost trend rate.  The health care trend rate for fiscal year 2008 was 9 percent, and the Company expects this to remain at 9 percent for fiscal 2009.  This rate is projected to decline gradually to 5 percent in fiscal year 2014 and remain at that level thereafter.  An annual "cap" that was established for most retiree health care and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability.  Furthermore, beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date.  A one percent increase in the health care trend rate would result in an increase in postretirement expense of approximately $72,000 and an increase in postretirement benefit obligations of approximately $1.1 million.  A 25 basis point decrease in the postretirement discount rate would result in an increase in benefit expense of approximately $60,000.

Other Loss Reserves

The Company has a number of other loss exposures, such as environmental and product liability claims, litigation, self-insurance reserves, recoverability of deferred income tax benefits, and accounts receivable loss reserves. Establishing loss reserves for these matters requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability. The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 26 of the Notes to Consolidated Financial Statements for additional details of certain contingencies and litigation.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is required to adopt SFAS No. 157 and FSP 157-2 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”.  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements; however, the Company does not anticipate the adoption to have a material impact on previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly-owned and as such no minority interests are currently reported in the consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   Based upon the Company’s current portfolio of investments in affiliates, the Company does not anticipate that adoption of this standard will have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for the Company during the fourth quarter of fiscal 2009.  Early adoption is encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact this statement will have on the Company’s financial statement disclosures.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A of this report.  Other risks and uncertainties disclosed herein include, but are not limited to, the following:

•	Modine’s ability to successfully implement its current and impending restructuring plans so that we achieve the targeted cost reductions desired;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring programs while investing for future growth;

•	Modine’s ability to refinance its existing revolving credit facility as it matures;

•
Modine’s ability to satisfactorily service its customers during the implementation and execution of the restructuring plans and the Company’s ability to avoid inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to remain in compliance with its existing debt agreements;

•	Modine’s ability to meet or exceed its long-term financial plan;

•	Modine’s ability to obtain commercial concessions and improved profitability in its South Korean business;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Modine’s ability to maintain its market share when its customers are experience pricing pressures and excess capacity issues;

•	Modine’s ability to increase its gross margin by producing products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing business because Modine must ensure increased revenues are accompanied by increasing margins;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and cost-downs from its customers;

•	Modine’s ability to obtain profitable business at its new facilities in China, Hungary, Mexico and India and to produce quality products at these facilities from business obtained;

•	Modine’s ability to react to increasing commodities pricing including its ability to pass increasing costs on to customers in a timely manner;

•	The effect of the weather on the Commercial Products business, which directly impacts sales;

•	Unanticipated problems with suppliers meeting Modine’s time and price demands;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards;

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, South Korea, India and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the South Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  The Company's favorable currency translation adjustments recorded in fiscal 2008 and fiscal 2007 were $48.0 million and $24.3 million, respectively.  As of March 31, 2008 and 2007, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $149.2 million and $74.7 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $14.9 million.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has certain foreign-denominated, long-term debt obligations that are sensitive to foreign currency exchange rates.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates.  The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The carrying value of the debt approximates fair value.  As of March 31, 2008 the foreign-denominated, long-term debt matures as follows:

Years ending March 31
	Expected Maturity Date
(dollars in thousands)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total

Fixed rate (won)	$245	$193	$215	$238	$261	$1,728	$2,880
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-term inter-company loans that are sensitive to foreign exchange rates.  At March 31, 2008, the Company has a 24.1 billion won, ($24.3 million U.S. equivalent), 8-year loan to its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012.  On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire outstanding amount of this loan.  This collar was settled on August 29, 2006 for a loss of $1.1 million.  On August 29, 2006, the Company entered into a new zero cost collar to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  This collar was settled on February 29, 2008 at no cost.  On February 29, 2008, the Company entered into a new zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  This collar was settled on March 28, 2008 for a gain of $0.6 million.  On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instruments are not treated as hedges, and accordingly, transaction gains or losses on the derivatives are being recorded in other income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  During fiscal 2008, Modine Korea, LLC paid 4.8 billion won ($5.1 million U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the zero cost collar to reflect the payment.

At March 31, 2008, the Company also had two inter-company loans totaling $20.0 million to its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011.  On June 21, 2007, the Company entered into a zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the principal amount of the loans.  This collar was settled on March 31, 2008 for a loss of 3.9 million reais ($2.3 million U.S. equivalent).  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15.0 million) of the two inter-company loans.  The smaller inter-company loan ($5.0 million) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations.  The derivative instruments are not treated as hedges, and accordingly, transaction gains or losses on the derivatives are being recorded in other income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.

The Company also has other inter-company loans outstanding at March 31, 2008 as follows:

•	$0.9 million loan to its wholly-owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;

•	$6.0 million loan to its wholly-owned subsidiary, Modine Thermal Systems Co (Changzhou, China), that matures on February 1, 2009; and

•	$1.1 million loan to its wholly-owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments which hedges this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivates to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings.  During the years ended March 31, 2008 and 2007, $0.3 million and $0.1 million of expense, respectively, was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  At March 31, 2008, $1.8 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss).  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term obligations included in the previous table).  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $159.2 million at March 31, 2008.

As of March 31, 2008, long-term debt matures as follows:

Years ending March 31
	Expected Maturity Date
(dollars in thousands)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total

Fixed rate (won)	$245	$193	$215	$238	$261	$1,728	$2,880
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.30%
Variable rate (U.S. dollars)	-	-	$69,000	-	-	-	$69,000
Average interest rate	-	-	3.98%	-	-	-

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 51 percent of the trade receivables balance at March 31, 2008 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations and potentially result in the impairment of related assets.

With respect to international instability, the Company continues to monitor economic conditions in the U.S. and elsewhere.  During fiscal 2008 there was continued weakening of the U.S. dollar.  The euro and Brazilian real strengthened against the dollar by 15 percent and 25 percent, respectively.  The won remained essentially unchanged in fiscal 2008, but strengthened by 3 percent in fiscal 2007.  The Chinese renminbi strengthened almost 9 percent against the U.S. dollar in fiscal 2008 and almost 4 percent in fiscal 2007.  As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

The upturn in the economy and continued economic growth in China are putting production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock serving a more robust market. As a result, some suppliers are allocating product among customers, extending lead times or holding supply to the prior year's level.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers. Historically high commodity pricing, which includes aluminum, copper, nickel and steel is making it increasingly difficult to pass along the full amount of these increases to our customers.

In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part.  In most instances, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company offsets this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves, or a reduction in the Company's participation in any one or more markets.  However, the risks associated with any market downturn or reduction are still present.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum hedging strategy by entering into fixed price contracts to help offset changing commodity prices. The Company utilizes collars for certain forecasted copper purchases, and also enters into forward contracts for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

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

Commodity Derivatives:  During fiscal 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the year ended March 31, 2008, $2.0 million of expense was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At March 31, 2008, $1.4 million of unrealized gains remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next nine months.

During fiscal 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  At March 31, 2008, $0.2 million of income, was recorded in cost of sales related to these futures contracts.

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

As of March 31, 2008, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the $15.0 million intercompany loan with Modine Brazil, which are discussed under the section entitled “Foreign Currency Risk”.  Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Interest rate derivatives: As further noted above under the section entitled “Interest Rate Risk”, the Company has, from time to time, entered into interest rate derivates to manage the variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income (loss) and are amortized to interest expense over the respective lives of the borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006
Net sales	$1,849,373	$1,722,281	$1,595,622
Cost of sales	1,579,778	1,441,241	1,283,703
Gross profit	269,595	281,040	311,919
Selling, general and administrative expenses	235,258	231,639	210,969
Restructuring charges	3,565	3,618	-
Impairment of goodwill and long-lived assets	47,420	-	-
(Loss) income from operations	(16,648)	45,783	100,950
Interest expense	13,198	10,144	7,247
Other income – net	(8,721)	(9,518)	(9,124)
(Loss) earnings from continuing operations before income taxes	(21,125)	45,157	102,827
Provision for income taxes	44,386	6,236	29,802
(Loss) earnings from continuing operations	(65,511)	38,921	73,025
(Loss) earnings from discontinued operations (net of income taxes)	(85)	3,341	(11,922)
Loss on spin off of discontinued operations	-	-	(53,462)
Cumulative effect of accounting change (net of income taxes)	-	70	-
Net (loss) earnings	$(65,596)	$42,332	$7,641

(Loss) earnings per share of common stock – basic:
Continuing operations	$(2.05)	$1.21	$2.17
Earnings (loss) from discontinued operations	-	0.10	(0.35)
Loss on spin off of discontinued operations	-	-	(1.59)
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – basic	$(2.05)	$1.31	$0.23

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(2.05)	$1.21	$2.14
Earnings (loss) from discontinued operations	-	0.10	(0.35)
Loss on spin off of discontinued operations	-	-	(1.57)
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – diluted	$(2.05)	$1.31	$0.22

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007
(In thousands, except per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$38,313	$21,227
Short-term investments	2,909	3,001
Trade receivables, less allowance for doubtful accounts of $2,166 and $1,511	287,383	248,493
Inventories	123,395	108,217
Assets held for sale	6,871	9,256
Deferred income taxes and other current assets	63,281	66,663
Total current assets	522,152	456,857
Noncurrent assets:
Property, plant and equipment – net	533,807	514,949
Investment in affiliates	23,150	18,794
Goodwill	44,935	64,284
Intangible assets – net	10,605	11,137
Assets held for sale	5,522	9,281
Other noncurrent assets	9,687	26,271
Total noncurrent assets	627,706	644,716
Total assets	$1,149,858	$1,101,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$11	$344
Long-term debt – current portion	292	3,149
Accounts payable	199,593	194,734
Accrued compensation and employee benefits	65,167	58,977
Income taxes	11,583	14,358
Liabilities of business held for sale	3,093	3,478
Accrued expenses and other current liabilities	55,661	32,913
Total current liabilities	335,400	307,953
Noncurrent liabilities:
Long-term debt	226,198	175,856
Deferred income taxes	22,843	18,291
Pensions	35,095	48,129
Postretirement benefits	26,669	27,960
Liabilities of business held for sale	166	94
Other noncurrent liabilities	35,579	30,023
Total noncurrent liabilities	346,550	300,353
Total liabilities	681,950	608,306
Commitments and contingencies (See Note 26)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80,000 shares, issued 32,788 and 32,872 shares	20,492	20,545
Additional paid-in capital	69,346	61,240
Retained earnings	342,490	439,318
Accumulated other comprehensive income (loss)	49,324	(14,779)
Treasury stock at cost: 495 and 453 shares	(13,303)	(12,468)
Deferred compensation trust	(441)	(589)
Total shareholders' equity	467,908	493,267
Total liabilities and shareholders' equity	$1,149,858	$1,101,573

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) earnings	$(65,596)	$42,332	$7,641
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	80,951	71,104	68,181
Loss on spin off of Aftermarket business	-	-	53,462
Pensions and postretirement expense	4,372	6,233	8,755
(Gain) loss from disposition of property, plant and equipment	(3,297)	2,033	4,109
Loss from impairment of goodwill and long-lived assets	47,420	-	-
Deferred income taxes	21,541	(9,028)	(6,695)
Provision for doubtful accounts	940	250	(60)
Undistributed earnings of affiliates, net of dividends received	(1,831)	(2,707)	(1,455)
Stock-based compensation expense	8,129	6,644	3,910
Other – net	(4,880)	(4,006)	(2,186)
Changes in operating assets and liabilities, excluding acquisitions and dispositions:
Trade receivables	(21,676)	27,888	(29,891)
Inventories	(5,482)	(3,082)	1,423
Other current assets	(2,033)	(7,421)	8,247
Accounts payable	(16,169)	(5,979)	30,313
Accrued compensation and employee benefits	2,464	980	(2,622)
Income taxes	7,760	(19,190)	(1,440)
Accrued expenses and other current liabilities	20,334	(1,834)	(8,761)
Other noncurrent assets and liabilities	(5,593)	(1,807)	(3,574)
Net cash provided by operating activities	67,354	102,410	129,357

Cash flows from investing activities:
Expenditures for property, plant and equipment	(87,013)	(82,752)	(79,870)
Acquisitions, net of cash acquired	-	(11,096)	(37,991)
Spin off of Aftermarket business	-	-	(6,300)
Proceeds from purchase price settlement	-	2,900	2,500
Proceeds from dispositions of assets	10,020	931	863
Settlement of derivative contracts	(1,974)	(1,412)	(2,238)
Other – net	85	181	1,082
Net cash used for investing activities	(78,882)	(91,248)	(121,954)

Cash flows from financing activities:
Short-term debt, net	(487)	(6,118)	5,992
Borrowings of long-term debt	144,428	209,629	318,233
Repayments of long-term debt	(96,828)	(187,386)	(267,767)
Book overdrafts	8,687	(2,069)	7,993
Proceeds from exercise of stock options	701	2,914	12,500
Repurchase of common stock, treasury and retirement	(7,710)	(14,519)	(82,811)
Cash dividends paid	(22,633)	(22,642)	(23,878)
Excess tax benefits from stock-based compensation	(124)	382	-
Other – net	11	5	(281)
Net cash provided by (used for) financing activities	26,045	(19,804)	(30,019)

Effect of exchange rate changes on cash	2,569	(929)	(1,677)
Net increase (decrease) in cash and cash equivalents	17,086	(9,571)	(24,293)
Cash and cash equivalents at beginning of year	21,227	30,798	55,091
Cash and cash equivalents at end of year	$38,313	$21,227	$30,798

Cash paid during the year for:
Interest, net of amounts capitalized	$13,782	$8,648	$7,094
Income taxes	$12,383	$22,845	$38,206
Non-cash activity:
Shareholder dividend related to spin-off of Aftermarket business	$-	$-	$(51,319)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Deferred compensation trust	Total
Balance, March 31, 2005	$-	$21,794	$39,141	$575,937	$31,991	$(9,083)	$-	$659,780
Comprehensive income (loss):
Net earnings	-	-	-	7,641	-	-	-	7,641
Foreign-currency translation	-	-	-	-	(19,109)	-	-	(19,109)
Cash flow hedge (net of taxes of $663)	-	-	-	-	(1,042)	-	-	(1,042)
Minimum pension liability (net of taxes of $1,119)	-	-	-	-	(1,823)	-	-	(1,823)
Total comprehensive loss								(14,333)

Cash dividends, $0.70 per share	-	-	-	(23,878)	-	-	-	(23,878)
Shareholder dividend related to spin off	-	-	-	(51,319)	-	-	-	(51,319)
Stock repurchase program	-	(1,525)	(4,182)	(74,976)	-	-	-	(80,683)
Purchase of treasury stock	-	-	-	-	-	(2,129)	-	(2,129)
Stock options and awards including related tax benefits	-	487	13,995	-	-	-	-	14,482
Amortization of deferred compensation under restricted stock plans	-	-	3,505	-	-	-	-	3,505
Balance, March 31, 2006	-	20,756	52,459	433,405	10,017	(11,212)	-	505,425
Comprehensive income (loss):
Net earnings	-	-	-	42,332	-	-	-	42,332
Foreign-currency translation	-	-	-	-	24,895	-	-	24,895
Cash flow hedges (net of taxes of $272)	-	-	-	-	(525)	-	-	(525)
Minimum pension liability (net of taxes of $1,383)	-	-	-	-	2,275	-	-	2,275
Total comprehensive income								68,977

Adjustment for SAB No. 108	-	-	-	(1,775)	-	-	-	(1,775)
Adjustment to adopt SFAS No. 158	-	-	-	-	(51,441)	-	-	(51,441)
Cash dividends, $0.70 per share	-	-	-	(22,642)	-	-	-	(22,642)
Stock repurchase program	-	(314)	(947)	(12,002)	-	-	-	(13,263)
Purchase of treasury stock	-	-	-	-	-	(1,256)	-	(1,256)
Stock options and awards including related tax benefits	-	103	6,173	-	-	-	-	6,276
Amortization of deferred compensation under restricted stock plans	-	-	3,555	-	-	-	-	3,555
Investment in deferred compensation trust	-	-	-	-	-	-	(589)	(589)
Balance, March 31, 2007	-	20,545	61,240	439,318	(14,779)	(12,468)	(589)	493,267
Comprehensive income (loss):
Net loss	-	-	-	(65,596)	-	-	-	(65,596)
Foreign-currency translation	-	-	-	-	47,918	-	-	47,918
Net investment hedge adjustment	-	-	-	-	5,626	-	-	5,626
Cash flow hedges (net of taxes of $565)	-	-	-	-	1,194	-	-	1,194
Changes in benefit plans:
Net actuarial gains (net of taxes of $7,163)	-	-	-	-	9,928	-	-	9,928
Net prior service costs (net of taxes of $886)	-	-	-	-	(1,379)	-	-	(1,379)
Transition obligations (net of taxes of $8)	-	-	-	-	(12)	-	-	(12)
Total comprehensive loss								(2,321)
Effects of changing the benefit plan measurement dates pursuant to SFAS No. 158	-	-	-	(839)	828	-	-	(11)
Adoption of FIN 48 effective April 1, 2007	-	-	-	(1,579)	-	-	-	(1,579)
Cash dividends, $0.70 per share	-	-	-	(22,633)	-	-	-	(22,633)
Stock repurchase program	-	(156)	(538)	(6,181)	-	-	-	(6,875)
Purchase of treasury stock	-	-	-	-	-	(835)	-	(835)
Stock options and awards including related tax benefits	-	103	3,966	-	-	-	-	4,069
Amortization of deferred compensation under restricted stock plans	-	-	4,678	-	-	-	-	4,678
Investment in deferred compensation trust	-	-	-	-	-	-	148	148
Balance, March 31, 2008	$-	$20,492	$69,346	$342,490	$49,324	$(13,303)	$(441)	$467,908

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1: Overview

Nature of operations: Modine Manufacturing Company (Modine or the Company) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (OEM) vehicular applications, and to a wide array of building, industrial, refrigeration and fuel cell markets. Product lines include radiators and radiator cores, vehicular air conditioning, oil coolers, charge air coolers, heat-transfer packages and modules, building heating, ventilating and air conditioning (HVAC) equipment and exhaust gas recirculation (EGR) coolers.

Basis of presentation: The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require management to make certain estimates and assumptions in determining Modine’s assets, liabilities, revenue, expenses and related disclosures. Actual amounts could differ from those estimates.

Significant charges contributing to loss from continuing operations: For the year ended March 31, 2008, the Company reported a loss from continuing operations of $65,511 which represents a significant reduction from the earnings from continuing operations of $38,921 and $73,025 reported for the years ended March 31, 2007 and 2006, respectively. During fiscal 2008, the Company recorded asset impairment charges of $47,420 and a deferred tax valuation allowance of $64,571. These charges were the primary factors contributing to the loss from continuing operations for the year ended March 31, 2008.

A significant portion of these charges related to the Company’s Original Equipment – North America segment, which has reported a significant decline in its current fiscal year results as compared to the prior year. Original Equipment – North America’s net sales decreased $146,778, or 22.0 percent from the year ended March 31, 2007 to the year ended March 31, 2008. In addition, Original Equipment – North America reported a loss from operations of $44,817 for the year ended March 31, 2008 as compared to earnings from operations of $44,708 for the year ended March 31, 2007. The decline in net sales was primarily driven by an ongoing downturn in the North American truck market as a result of pre-buy activity in advance of the January 1, 2007 emission requirement changes in North America and a slowdown in the North American economy. This decline in net sales has been more severe and is extending for a longer period of time than originally anticipated by the Company. This significant decline in sales volumes has contributed to a declining gross profit and an underabsorption of fixed overhead costs as excess capacity exists in many of the Original Equipment – North America facilities during fiscal 2008. Manufacturing inefficiencies incurred during fiscal 2008 in the Original Equipment – North America production facilities also contributed to the declining performance within this business. These inefficiencies were primarily related to new program launches and product line transfers in conjunction with our previously announced global competitiveness program.

In addition to the current fiscal year reduction in performance in the Original Equipment – North America segment, the Company reduced its outlook for this business during fiscal 2008. The future growth prospects within this business were reduced based on, among other factors, trends experienced with the January 1, 2007 emissions law change and a shift by customers in future vehicular programs to countries outside of North America. The reduced outlook also included a reduction in expected future gross margins based on the near-term impact of plant inefficiencies related to new program launches and product transfers. The reduced outlook for future gross margins was also based on continued industry-wide cost and customer pricing pressures.

As a result of the decrease in the fiscal 2008 net sales and profitability in the Original Equipment – North America segment, combined with the reduced future outlook for this business, the Company recognized a goodwill impairment charge of $23,769 during fiscal 2008. This represented an impairment of the full amount of goodwill recorded within the Original Equipment – North America segment. In addition, the Company performed an impairment review of the Original Equipment – North America long-lived assets during fiscal 2008, which resulted in an impairment charge of $3,407 for a program which was not able to support its asset base.

Also during fiscal 2008, the South Korean business, which is included in the Original Equipment – Asia segment, continued to underperform expectations and financial targets due largely to ongoing customer pricing pressures. These pricing pressures require a low-cost manufacturing profile and continued operating efficiencies in order to maintain a profitable business environment. The Company has historically been unable to offset customer price reductions with additional operating improvements. As a result of the continued underperformance and reduced future outlook for the South Korean business, the Company recognized a long-lived asset impairment of $12,077 related to assets at the Asan City, South Korea manufacturing facility.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The current year losses generated within the Original Equipment – North America and Original Equipment – Asia segment and the reduced future outlook for these businesses significantly contributed to a projection of future losses in the United States and South Korea. Based on this projection, the Company made a determination during fiscal 2008 that it was more likely than not that the U.S. and South Korean deferred tax assets will not be realized. Accordingly, a valuation allowance of $58,024 and $6,655 was recorded against the net U.S. and Korean deferred tax assets, respectively, for the year ended March 31, 2008.

In response to these conditions, the Company is implementing a number of cost and operational efficiency measures that will be designed to improve the Company’s longer term competitiveness. The following actions have been identified:

•
Manufacturing realignment – The Company announced the closure of the Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana facility within the Original Equipment – North America segment and the Tübingen, Germany manufacturing plant within the Original Equipment – Europe segment. These closures are in addition to the previously announced four plant closures in North America, of which the Jackson, Mississippi and Clinton, Tennessee facility closures are still in process.

•
Portfolio rationalization – The Company has a new organizational structure which has been in place for a little over a year. The new structure is organized around global product lines and a regional operating model. The Company is looking at product lines within and across the regions to assess them relative to Modine’s competitive position and the overall business attractiveness in order to identify those lower margin product lines which should be divested or exited.  Through these rationalization efforts, the Company completed the sale of its Electronics Cooling business on May 1, 2008.

•
Capital allocation – The Company introduced an enhanced capital allocation process which is designed to allocate capital spending to the segments and programs that will provide the highest return on investment. The Company anticipates capital spending, net of potential dispositions, in the intermediate term to be near deprecation levels.

•
Selling, general and administrative (SG&A) cost containment – The Company has a target of driving SG&A levels down as a percent of sales by fiscal 2011. Progress was made toward this goal during fiscal 2008, with SG&A as a percentage of sales declining from 13.4 percent in the prior year to 12.7 percent in the current year.

Collectively, management anticipates the actions described will provide increased discipline around gross margins, working capital levels and asset utilization.

Liquidity: For the year ended March 31, 2008 and 2007, the Company reported net cash provided by operating activities of $67,354 and $102,410, respectively, which represents a decrease of $35,056. The fiscal 2008 decline in Original Equipment – North America’s results was a significant factor contributing to this decrease in net cash provided by operating activities. In addition, the Company’s outstanding debt increased from $179,349 at March 31, 2007 to $226,501 at March 31, 2008. The reduced cash flows from operating activities were not sufficient to fully finance capital expenditures and working capital needs of the business during fiscal 2008, therefore requiring additional borrowings on the Company’s revolving credit facility during the current year.

The Company’s debt agreements require it to comply with certain limitations and to maintain specified financial ratios. The Company would have been in violation of a financial ratio as of December 26, 2007, had the agreements not been amended, due to the goodwill impairment charge recorded during the third quarter of fiscal 2008. On February, 1, 2008, the Company amended these debt agreements to allow the add-back of the asset impairment charges. At December 26, 2007 and March 31, 2008, the Company was in compliance with the amended agreements. In addition, certain amendments were made to the covenants on a prospective basis to allow the add-back of certain anticipated cash and non-cash charges and to reduce the ratio of earnings before interest and taxes to interest expense (interest coverage ratio).  The Company anticipates remaining in compliance on a prospective basis with the limitations and financial ratios based on its current business projections. In addition, the Company believes that its internally generated operating cash flow and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs. If the Company is unable to meet the financial covenants and reach suitable resolution of such defaults with the lenders, it could have a material adverse effect on the future results of operations, financial position and liquidity of the Company. See Note 18 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

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

On July 22, 2005, the Company spun off its Aftermarket business on a tax-free basis and merged it with Transpro, Inc. (“Transpro”). As a result of this spin-off, the consolidated financial statements and related notes have been restated to present the results of the Aftermarket business as a discontinued operation. Accordingly, the operating results of the Aftermarket business have been included in earnings (loss) from discontinued operations, (net of income taxes) in the consolidated statements of operations for the periods presented. In addition, the loss on the spin-off of $53,462 was included in the consolidated statement of operations in fiscal 2006. See Note 14 for further discussion.

Consolidation principles: The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries. Material intercompany transactions and balances are eliminated in consolidation. Operations of subsidiaries outside the United States are predominately included for periods ending one month prior to Modine’s year end in order to ensure timely preparation of the consolidated financial statements. Investments in non-consolidated affiliated companies in which ownership is 20 percent or more are accounted for by the equity method. The investments are stated at cost plus or minus a proportionate share of the undistributed net income (loss). Modine’s share of the affiliates’ net income (loss) is reflected in other income – net. See Note 12 for further discussion.

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

Tooling costs: Modine accounts for pre-production tooling costs as a component of property, plant and equipment – net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program. At March 31, 2008 and 2007, the Company-owned tooling totaled $25,756 and $22,572, respectively. In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment. The Company accounts for unbilled customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company. No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement. At March 31, 2008 and 2007, the cost reimbursement receivable related to customer-owned tooling totaled $8,484 and $9,101, respectively.

Warranty: Modine provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded. Warranty expense is generally provided based upon historical and current claim data. Accrual balances are monitored and adjusted when it becomes probable that expected claims will differ from existing estimates. Accruals are recorded as current liabilities under the caption accrued expenses and other current liabilities. See Note 21 for further discussion.

Shipping and handling costs: Shipping costs for inbound freight are treated as product cost. Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales. Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of selling, general and administrative (SG&A) expenses. For the years ended March 31, 2008, 2007 and 2006, these shipping and handling costs recorded as a component of SG&A expenses were $3,653, $3,100 and $3,094, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revenue recognition under licensing arrangements (royalty payments): Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement. For the years ended March 31, 2008, 2007 and 2006, licensing revenue totaled $4,785, $5,166 and $4,132, respectively, and are recorded in the statement of operations under the caption net sales.

Translation of foreign currencies: Assets and liabilities of foreign subsidiaries and equity investments are translated into U.S. dollars at the period-end exchange rates, and income and expense items are translated at the monthly average exchange rate for the period in which the items occur. Resulting translation adjustments are reported as a component of accumulated other comprehensive income included in shareholders' equity. Foreign currency transaction gains or losses are included in the statement of operations under the caption other income – net.

Derivative instruments: The Company enters into derivative financial instruments from time to time to manage certain financial risks. Futures contracts are entered into by the Company to reduce exposure to changing future purchase prices for aluminum and natural gas. Foreign exchange options and forward contracts on foreign currencies are entered into by Modine as hedges against the impact of currency fluctuations on certain sales and purchase transactions. Interest rate locks and swaps are entered into to lock in fixed interest rates for variable-rate borrowings. These instruments are used to protect cash flows and are not speculative. The Company generally designates its derivative instruments as cash flow hedges. Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income and recognized as a component of earnings at the same time that the underlying transactions impact earnings. Starting in fiscal 2008, the Company entered into future contracts related to certain of its forecasted purchases of copper and nickel. The Company has not designated these contracts as hedges, therefore gains and losses are recorded as a component of earnings when incurred. See Note 20 for further discussion.

Income taxes: Deferred tax assets and liabilities are determined based on the difference between the amounts reported in the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that some portion or all of a deferred tax asset will not be realized. A valuation allowance of $64,679 was recorded during fiscal 2008 against net U.S. and South Korean deferred tax assets. See Note 7 for further discussion.

Earnings per share: Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of common shares that could be issued. During fiscal 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares in which their inclusion would have the effect of decreasing the loss per share amount. See Note 8 for further discussion.

Cash equivalents: Modine considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred compensation trust: The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan. The trust’s investments in third-party debt and equity securities are reflected as short-term investments in the consolidated balance sheet and are treated as trading securities with changes in fair value reflected as a component of earnings. The trust’s investment in Modine stock is reflected as a reduction of shareholder’s equity in the consolidated balance sheet at its original stock cost. A deferred compensation obligation is recorded within the liabilities at the fair value of the investments held by the deferred compensation trust. Any differences between the recorded value of the short- term investments and Modine stock and the fair value of the deferred compensation obligation are reflected as adjustments to earnings.

Trade receivables and allowance for doubtful accounts: Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms. The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance. The allowance is based on historical write-off experience and specific customer economic data. The allowance for doubtful accounts is reviewed periodically and adjusted as necessary. Utilizing age and size based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis. Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected. There was no off-balance sheet credit exposure related to Modine’s trade receivables at March 31, 2008.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Inventories: Inventories are valued at the lower of cost on a first-in, first-out basis, or market value.

Property, plant and equipment: Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is principally computed using the straight-line method over the expected useful life of the asset. Maintenance and repair costs are charged to operations as incurred. Costs of improvements are capitalized. Upon the sale or other disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and the gain or loss is included in the statement of operations. The Company capitalizes direct costs of materials and services used in the development and purchase of internal-use software. Amounts capitalized are amortized on a straight-line basis over a period of three to six years and are reported as a component of office equipment within property, plant and equipment.

Goodwill and intangible assets: The Company accounts for purchased goodwill and intangible assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist which would require a more frequent evaluation. An assessment of the fair value of the Company’s reporting units for its goodwill valuation, and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows. An impairment loss is recognized when the book value of goodwill exceeds the fair value. A goodwill impairment charge of $23,769 was recorded during fiscal 2008. See Note 16 for further discussion.

Impairment of long-lived assets: Long-lived assets, including property, plant and equipment and intangible assets with finite lives, are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows. If impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations.  Fair value is estimated using a variety of valuation techniques including discounted cash flows, market values and comparison to values for similar assets.  Long-lived asset impairment charges of $23,651 were recorded during fiscal 2008. See Note 11 for further discussion.

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

Stock-based compensation: Stock-based compensation is recognized by the Company using the fair-value-based method prescribed by SFAS No. 123(R), “Share-Based Payments.” Accordingly, compensation cost for stock options, stock awards and restricted stock is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument. See Note 24 for further discussion.

Reclassifications: A $1,412 and $2,238 reclassification was made on the consolidated statement of cash flows for fiscal 2007 and 2006, respectively, from cash flows from financing activities to cash flows from investing activities to present the settlement of derivative contracts on a consistent basis with the fiscal 2008 presentation.

Accounting standards changes and new pronouncements: In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, if a tax position does not meet a “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. The Company adopted FIN 48 as of April 1, 2007 which resulted in the recognition of an additional liability of $1,579 for previously unrecognized tax benefits, with a corresponding adjustment to retained earnings.  See Note 7 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS No. 157 and FSP 157-2 in the first quarter of fiscal 2009, and is currently assessing the impact of adopting this pronouncement.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R). The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of March 31, 2007. SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009. The Company adopted the year-end measurement date for its pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive income (loss) of $828 and a reduction in retained earnings of $839.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”. SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled. Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired. SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements; however, the Company does not anticipate the adoption to have a material impact on previous acquisitions.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for the Company during the fourth quarter of fiscal 2009. Early adoption is encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact this statement will have on the Company’s financial statement disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, that provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 was effective for the Company’s fiscal year ended March 31, 2007. The Company elected early application of the provisions of SAB No. 108 during the second quarter of fiscal 2007. SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB No. 108 permits initial application of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The following table summarizes the effects up to April 1, 2006 of applying the guidance in SAB No. 108:

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

(2) The Company was not properly accounting for the disposal of fixed assets within the Original Equipment – Europe segment. As a result of this error, net income was overstated by $482 (cumulatively) in fiscal years prior to 2005, by $324 in fiscal 2005 and by $732 in fiscal 2006. The Company recorded a $1,538 reduction of fixed assets for disposals not previously recognized as of April 1, 2006 with a corresponding reduction in retained earnings to correct these misstatements.

(3) The Company was not properly recording its vacation accrual within the Original Equipment – Asia segment. As a result of this error, pretax income was overstated by $510 in fiscal 2006. The Company recorded a $510 increase in the vacation liability as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement. This includes $125 which was previously recorded in the first quarter of fiscal 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(4) The Company did not properly recognize a $456 reduction in inventory at one operating location within the Original Equipment – Americas segment which was identified as a result of a physical inventory performed on September 26, 2006. As a result of this error, pretax income was overstated by $456 in fiscal 2006. The Company recorded a $456 reduction in the inventory balance as of April 1, 2006 with a corresponding reduction in retained earnings to correct this misstatement.

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

Note 3: Research and development costs

Research and development costs charged to operations totaled $93,191 in fiscal 2008, $82,315 in fiscal 2007, and $79,400 in fiscal 2006.

Note 4: Employee benefit plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans which allow employees to choose among various investment alternatives, including Modine stock. The Company currently matches 50 percent of the employees’ contribution up to 6 percent of employee compensation. Company contributions have an initial three year vesting period.

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

Activity in the defined contribution employee benefit plans, including the employee stock ownership plan discussed in Note 24, for fiscal 2008, 2007 and 2006 resulted in the purchase of 247, 4 and 113 shares of Modine common stock, respectively. These purchases were made from the open market. It is currently anticipated that future purchases will also be made from the open market or other available sources at the discretion of the plans’ administrative committees. Costs of Modine’s contributions to the defined contribution employee benefit plans for fiscal 2008, 2007 and 2006 were $7,746, $8,104 and $5,050, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In addition, various Modine foreign subsidiaries have in place government required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Our South Korean business is required to offer a statutory employee termination plan that covers employees with at least one year of service. Eligible employees are entitled to receive a lump-sum payment upon termination of employment, based on their length of service and rate of pay at the time of termination. Accrued termination benefits are estimated assuming all eligible employees were to terminate their employment at the end of fiscal 2008. The Company is permitted, but not required to make contributions to the plan, and such contributions are held in South Korean insurance companies. These contributions are deducted from the accrued termination benefit liability. At March 31, 2008 and 2007, the Company maintained an accrued termination liability of $13,359 and $10,573, respectively, for this termination plan.

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

In February 2008, the Company announced the closure of its facilities in Logansport, Indiana, and Pemberville, Ohio. The Company recorded pension curtailment charges of $485 and $1,378 during fiscal 2008 to reflect the impact of these upcoming closures on the Logansport Hourly-Paid Employees Retirement Plan and the Pemberville Hourly-Paid Employees Retirement Plan, respectively.

In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan was modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual earnings portion under the pension plan formula. The Company recorded a pension curtailment gain of $4,214 and a reduction in the pension benefit obligation of $15,501 during the second quarter of fiscal 2008 to reflect this modification.

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee. The Company recorded a pension curtailment charge of $650 during fiscal 2007 to reflect the impact of this upcoming closure on the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees. This program generally included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program. The Company recorded a charge of $738 during fiscal 2007 to reflect this enhanced pension benefit.

Postretirement plans: Modine and certain of its domestic subsidiaries provide selected healthcare and life-insurance benefits for retired employees. Designated employees may become eligible for those benefits when they retire. These plans are unfunded. Modine periodically amends the plans, changing the contribution rate of retirees and the amounts and forms of coverage. An annual limit on Modine’s liability (a “cap”) was established for most plans between fiscal 1994 and fiscal 1996 after original recognition of the liability in fiscal 1993. It maximizes future costs at 200 percent of Modine’s then-current cost. These changes reduced the accrued obligation, and the reduction is being amortized as a component of the benefit cost.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

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

Certain of Modine’s postretirement benefit plans covering U.S. retirees currently provide prescription benefits to eligible participants. The Company’s actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug Improvement and Modernization Act. For fiscal 2008 and 2007, the Company recorded reductions to the net periodic postretirement medical benefit cost of $413 and $805, respectively, due to the effect of the federal subsidy.

Measurement Date: Modine uses March 31 as the measurement date for its U.S. pension and postretirement plans. The Company adopted the measurement date requirement of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)” during fiscal 2008. SFAS No. 158 requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements. The Company adopted the year-end measurement date for its pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive income (loss) of $828 and a reduction in retained earnings of $839.

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

	Prior to SFAS No. 158 adoption	SFAS No. 158 adoption adjustments	After SFAS No. 158 adoption
Deferred income taxes and other current assets	$33,401	$34,957	$68,358
Intangible assets - net	14,205	(3,068)	11,137
Prepaid pension costs	57,310	(57,310)	-
Total assets	1,126,994	(25,421)	1,101,573
Pensions	29,727	18,400	48,127
Postretirement benefits	20,340	7,620	27,960
Total liabilities	582,286	26,020	608,306
Accumulated other comprehensive income (loss)	36,662	(51,441)	(14,779)
Total shareholders' equity	544,708	(51,441)	493,267
Total liabilities and shareholders' equity	1,126,994	(25,421)	1,101,573

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

	Pensions Plans		Postretirement Plans
Years ended March 31	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$264,255	$269,851	$30,704	$33,310
Service cost	3,388	4,371	344	361
Interest cost	17,633	15,003	2,257	1,748
Plan amendments	317	1,636	-	-
Actuarial (gain) loss	(24,602)	(15,465)	(1,016)	(1,554)
Benefits paid	(21,343)	(13,966)	(5,054)	(5,123)
Special termination benefits	-	738	-	-
Curtailment adjustment	(15,501)	(127)	-	-
Contributions by plan participants	-	-	1,826	1,488
Medicare subsidy	-	-	373	474
Currency translation adjustment	3,110	2,214	-	-
Benefit obligation at end of year	$227,257	$264,255	$29,434	$30,704

Change in plan assets:
Fair value of plan assets at beginning of year	$215,364	$210,632	$-	$-
Actual return on plan assets	(4,608)	15,663	-	-
Benefits paid	(21,343)	(13,966)	(5,054)	(5,123)
Employer contributions	1,419	3,035	2,855	3,161
Contributions by plan participants	-	-	1,826	1,488
Medicare subsidy	-	-	373	474
Fair value of plan assets at end of year	$190,832	$215,364	$-	$-
Funded status at end of year	$(36,425)	$(48,891)	$(29,434)	$(30,704)

Amounts recognized in the consolidated balance sheet consist of:
Current liability	$(1,330)	$(762)	$(2,765)	$(2,744)
Noncurrent liability	(35,095)	(48,129)	(26,669)	(27,960)
	$(36,425)	$(48,891)	$(29,434)	$(30,704)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss	$74,068	$90,585	$5,722	$7,349
Prior service cost	2,534	241	243	271
Net transition asset	-	(27)	-	-
	$76,602	$90,799	$5,965	$7,620

The accumulated benefit obligation for all defined benefit pension plans was $225,556 and $237,531 as of March 31, 2008 and 2007, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2008	2007

Projected benefit obligation	$64,735	$66,911
Accumulated benefit obligation	63,035	61,701
Fair value of the plan assets	29,207	31,634

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Costs for Modine’s pension and postretirement benefit plans include the following components:

	Pension Plans			Postretirement Plans
Years ended March 31	2008	2007	2006	2008	2007	2006

Components of net periodic benefit costs:
Service cost	$2,814	$4,371	$8,335	$276	$361	$383
Interest cost	14,188	15,003	13,528	1,806	1,748	1,842
Expected return on plan assets	(18,208)	(18,959)	(18,396)	-	-	-
Amortization of:
Unrecognized net loss	2,625	5,578	4,637	488	323	415
Unrecognized prior service cost	380	14	65	23	22	21
Unrecognized net asset	(20)	(27)	(27)	-	-	-
Adjustment for curtailment	(2,351)	663	-	-	-	-
Adjustment for special termination benefits	-	738	-	-	-	-
Net periodic benefit (income) cost	$(572)	$7,381	$8,142	$2,593	$2,454	$2,661

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial gain	$(12,831)			$(1,017)
Prior service costs	317			-
Reversal of amortization items:
Net actuarial gain	(2,625)			(488)
Prior service costs (credit)	1,971			(23)
Transition asset	20			-
Total recognized in other comprehensive income	$(13,148)			$(1,528)

Total recognized in net periodic benefit costs and other comprehensive income	$(13,720)			$1,065

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5,574 and $366, respectively. The estimated net actuarial loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $388 and $22, respectively.

The weighted–average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

Years ended March 31	2008		2007
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	6.62%	5.53%	5.92%	4.70%
Rate of compensation increase	N/A	2.00%	4.00%	1.75%
Postretirement plans:
Discount rate	6.62%		5.92%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

Years ended March 31	2008		2007		2006
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	5.92%	4.70%	5.75%	4.25%	5.75%	4.25%
Expected return on plan assets	8.25%	N/A	8.50%	N/A	8.50%	N/A
Rate of compensation increase	N/A	2.00%	4.00%	1.50%	4.00%	2.00%
Postretirement plans:
Discount rate	5.92%		5.75%		5.75%

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

The discount rate used to determine the present value of the Company's future foreign pension obligations as of the measurement date is based upon the yield for zero coupon bonds plus a yield margin measured as the difference between corporate bonds (AA or higher) in Europe and government bonds.

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets. Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2008 and December 31, 2006 by category, and the target allocation for the years ended March 31, 2008 and 2007 are summarized below:

	Target allocation		Plan assets
	2008	2007	2008	2007

Equity securities	55%	60%	58%	65%
Debt securities	38%	38%	39%	33%
Alternative assets	5%	0%	0%	0%
Cash	2%	2%	3%	2%
	100%	100%	100%	100%

Due to market conditions and other factors including timing of benefit payments, actual asset allocation may vary from the target allocation outlined above. The assets are periodically rebalanced to the target allocations. Included in the plan assets for fiscal 2008 are 373 shares of Modine common stock with a market value of $5,399 (2.8 percent of total plan assets). For 2007, the plan held 482 shares of Modine common stock with a market value of $12,070 (5.6 percent of total plan assets).

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2008, Modine assumed a rate of return of 8.25 percent for purposes of determining the U.S. pension plan expense. For fiscal year 2009 U.S pension plan expense, Modine has assumed a rate of 8.25 percent, net of administrative expenses.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2008	2007

Healthcare costs trend rate assumed for next year (pre-65)	9.0%	9.0%
Healthcare costs trend rate assumed for next year (post-65)	8.3%	8.5%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2014	2011

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans. A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point
Year ended March 31, 2008	Increase	Decrease

Effect on total of service and interest cost	$72	$(65)
Effect on postretirement benefit obligation	1,073	(971)

The funding policy for domestic qualified pension plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation. Modine does not anticipate that it will make any contributions to these plans during fiscal 2009. Modine does expect to contribute $2,779 to its postretirement benefit plans in fiscal 2009.

The estimated benefits, which reflect future service, as appropriate, for the next ten fiscal years are as follows:

Years ended March 31
Pension
2009	$12,198
2010	13,306
2011	13,212
2012	13,438
2013	13,378
2014 - 2018	77,955

Note 5: Operating leases

Modine leases various facilities and equipment under operating leases. Rental expense for these leases totaled $6,762 in fiscal 2008, $7,574 in fiscal 2007 and $9,160 in fiscal 2006.

Future minimum rental commitments at March 31, 2008 under non-cancelable operating leases are as follows:

Years ending March 31

2009	$4,603
2010	2,734
2011	2,339
2012	1,907
2013	1,464
2014 and beyond	5,633
Total future minimum rental commitments	$18,680

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 6: Other income – net

Other income – net was comprised of the following:

Years ended March 31	2008	2007	2006

Equity in earnings of non-consolidated affiliates	$2,799	$3,576	$4,222
Interest income	1,860	1,294	1,698
Foreign currency transactions	3,156	647	75
Purchase price settlement	-	2,900	1,719
Other non-operating income - net	906	1,101	1,410
Total other income - net	$8,721	$9,518	$9,124

Foreign currency transactions for the year ended March 31, 2008 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil.

The purchase price settlement of $2,900 during the year ended March 31, 2007 relates to the Final Settlement Agreement between Modine and WiniaMando, Inc. effective November 30, 2006. The purchase price settlement of $1,719 during the year ended March 31, 2006 relates to the Settlement Agreement between Modine and WiniaMando, Inc. effective February 2, 2006. See Note 13 for additional discussion on these settlements.

Note 7: Income taxes

The U.S. and foreign components of (loss) earnings from continuing operations and the income tax (benefit) expense consisted of the following:

Years ended March 31	2008	2007	2006

Components of (loss) earnings from continuing operations before income taxes:
United States	$(103,865)	$(12,084)	$33,871
Foreign	82,740	57,241	68,956
Total (loss) earnings from continuing operations before income taxes	$(21,125)	$45,157	$102,827
Income tax (benefit) expense:
Federal:
Current	$(2,327)	$(2,501)	$10,756
Deferred	22,720	(5,406)	(4,673)
State:
Current	(22)	1,069	2,086
Deferred	(3,994)	(1,333)	(543)
Foreign:
Current	26,387	16,656	23,425
Deferred	1,622	(2,249)	(1,249)
Total income tax expense	$44,386	$6,236	$29,802

The Company allocates income tax expense (benefit) between continuing operations, discontinued operations, and other comprehensive income pursuant to SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Income tax expense attributable to (loss) earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2008	2007	2006

Statutory federal tax	(35.0%)	35.0%	35.0%
State taxes, net of federal benefit	(20.3)	(1.7)	0.6
Taxes on non-U.S. earnings and losses	(31.4)	(7.8)	(4.8)
Valuation allowance	305.7	0.4	0.1
Research and development tax credit	(6.0)	(5.6)	(4.3)
Net operating losses in Brazil	-	(9.1)	-
Goodwill impairment	5.2	-	-
Foreign tax rate changes	(12.5)	-	-
Reserve for uncertain tax positions	6.1	-	-
Other	(1.7)	2.6	2.4
Effective tax rate	210.1%	13.8%	29.0%

The following is a reconciliation of the provision for income taxes and effective tax rates for fiscal 2008:

	Domestic	Foreign	Total	%
(Loss) earnings from continuing operations before income taxes	$(103,865)	$82,740	$(21,125)

(Benefit) provision for income taxes at federal statutory rate	$(36,353)	$28,959	$(7,394)	(35%)

State taxes, net of federal benefit	(4,281)	-	(4,281)	(20.3)
Taxes on non-U.S. earnings and losses	-	(6,639)	(6,639)	(31.4)
Valuation allowance	58,024	6,547	64,571	305.7
Foreign tax rate changes	-	(2,640)	(2,640)	(12.5)
Other, net	(1,013)	1,782	769	3.6
Provision for income taxes	$16,377	$28,009	$44,386	210.1%

SFAS No. 109 requires an assessment of whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence and considering whether it is more likely than not that the deferred tax assets will not be realized. Given the continued underperformance of the South Korean business and current market conditions of the Original Equipment – North America segment as well as other factors arising during fiscal 2008 which may impact future operating results, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of the U.S. and South Korean tax jurisdictions. Based on projections for the South Korean business to continue to underperform and projected losses in the U.S., the Company determined that it was more likely than not that the South Korean and U.S. deferred tax assets will not be realized and a valuation allowance of $6,655 and $58,024 was recorded against the net South Korean and U.S. deferred tax assets, respectively, during fiscal 2008. The Company will continue to provide a valuation allowance against its net South Korean and U.S. deferred tax assets going forward until the need for the valuation allowance is eliminated. The need for the valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized. Accordingly, income taxes are impacted, and will continue to be impacted, by providing a valuation allowance on South Korean and U.S. operating losses.

During fiscal 2007, the Company recorded a $4,088 tax benefit related to net operating losses in Brazil that were previously unavailable. This benefit became available in connection with the recent acquisition of the remaining 50 percent of Radiadores Visconde Ltda. and tax restructuring of the Brazilian operations. Also in fiscal 2007, the Company recorded a $2,518 tax benefit resulting from the passage of legislation extending the research and development tax credit. A greater proportion of our taxable income was earned in tax jurisdictions outside of the U.S. during fiscal 2007 as compared to fiscal 2006. These tax jurisdictions generally have lower statutory tax rates, which contributed to the reduction in the effective tax rate during fiscal 2007.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The significant components of deferred income tax (benefit) expense attributable to (loss) earnings from continuing operations before income taxes are summarized as follows:

Years ended March 31	2008	2007	2006

Pensions	$230	$(2,180)	$(1,555)
Depreciation	(7,877)	(277)	(3,645)
Inventories	(80)	(419)	(210)
Employee benefits	(4,323)	(447)	(1,954)
Benefit of tax losses and credit carryforwards	(9,464)	(7,551)	409
Goodwill and other intangible assets	(21,909)	774	802
Foreign currency gain (loss)	1,104	1,387	(330)
Accrued liabilities	(2,090)	(473)	324
Valuation allowance	64,571	-	-
Other	186	198	(306)
Total deferred income tax expense (benefit)	$20,348	$(8,988)	$(6,465)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

March 31	2008	2007

Deferred tax assets:
Accounts receivable	$842	$888
Inventories	2,464	2,120
Plant and equipment	12,085	6,708
Employee benefits	40,745	42,141
Net operating loss, capital loss and credit carryforwards	23,759	12,443
Other, principally accrued liabilities	29,386	10,757
Total gross deferred tax assets	109,281	75,057
Less: valuation allowance	69,571	3,844
Net deferred tax assets	39,710	71,213

Deferred tax liabilities:
Goodwill	5,293	8,671
Pension	927	1,020
Plant and equipment	32,660	33,511
Other	13,556	14,180
Total gross deferred tax liabilities	52,436	57,382
Net deferred tax (liability) asset	$(12,726)	$13,831

The valuation allowance for deferred tax assets as of March 31, 2007 was $3,844. The valuation allowance increased by $65,727 in fiscal 2008 related to the valuation allowance against the net U.S. deferred tax assets of $58,024, the valuation allowance against the net South Korean deferred tax assets of $6,655, and miscellaneous other valuation allowances recorded in other foreign tax jurisdictions of $1,048.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,579 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to April 1, 2007 retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Balance, April 1, 2007	$7,277
Gross decreases - tax positions in prior period	(442)
Gross increases - tax positions in current period	1,410
Lapse of statute of limitations	(160)
Foreign currency impact	478
Balance, March 31, 2008	$8,563

After adoption of FIN 48 on April 1, 2007, the Company’s total gross liability for unrecognized tax benefits was $8,587, including $540 of accrued penalties and $770 of accrued interest. The amount of unrecognized tax benefits, excluding interest and penalties, at March 31, 2008 that, if recognized, would affect the effective tax rate was $7,221. This amount has been reduced to $5,810 as of March 31, 2008 as $1,411 of the unrecognized tax benefits are offset by a corresponding increase to the valuation allowance and therefore would have no effect on the effective tax rate.

The Company is currently under routine examination in the U.S. and certain foreign countries. The examinations are in various stages of audit by the applicable taxing authorities. Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements. These examinations may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any such changes to the previously recorded uncertain tax positions.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During fiscal 2008, $155 of interest and penalties was recorded as a component of income tax expense in the consolidated statement of operations. At March 31, 2008, $1,548 of accrued interest and penalties are included in the consolidated balance sheet.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria	Fiscal 2000 – 2007
Brazil	Fiscal 2003 – 2007
Germany	Fiscal 2000 – 2007
South Korea	Fiscal 2004 – 2007
United States	Fiscal 2004 – 2007

At March 31, 2008, the Company has foreign tax credit carry forwards of $3,892 that, if not utilized against domestic taxes, will expire between 2016 and 2018. The Company also has federal and state research and development tax credits of $10,643 that, if not utilized against domestic taxes, will expire between 2023 and 2028. The Company also has various state and local tax loss carry forwards of $32,538 that, if not utilized against state apportioned taxable income, will expire at various times during the years 2012 through 2028. In addition, the Company has tax loss carry forwards of $22,148 in jurisdictions outside the U.S. Certain of these credits, primarily in the U.S. and South Korea, are offset by a valuation allowance. If not utilized against taxable income, these tax losses will expire as follows:

Years ending March 31

2009	$2,336
2010	2,726
2011	2,380
2012	2,335
2013	673
2014	10
No expiration date	11,688

As of March 31, 2008, the Company had provided $1,120 of U.S. tax on undistributed earnings of certain subsidiaries and equity investment companies considered not permanently reinvested. Undistributed earnings considered permanently reinvested in foreign operations totaled $408,305, and no provision has been made for any U.S. taxes that would be payable upon the distribution of such earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

As further discussed in Note 14, the Electronics Cooling and Aftermarket businesses have been presented as discontinued operations in the consolidated statement of operations. As a result of this presentation, the earnings (loss) from discontinued operations has been presented net of income tax expense of $1,451, income tax benefit of $9,212 and income tax expense of $280 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. No tax benefit has been recorded on the loss on spin off of $53,462 for the Aftermarket business in fiscal 2006 as this transaction is on a debt-free and tax-free basis.

Note 8: Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

Years ended March 31	2008	2007	2006

Numerator:
(Loss) earnings from continuing operations	$(65,511)	$38,921	$73,025
(Loss) earnings from discontinued operations	(85)	3,341	(11,922)
Loss on spin off of discontinued operations	-	-	(53,462)
Cumulative effect of accounting change	-	70	-
Net (loss) earnings	$(65,596)	$42,332	$7,641
Denominator:
Weighted average shares outstanding – basic	32,030	32,149	33,729
Effect of dilutive securities	-	97	415
Weighted average shares outstanding – diluted	32,030	32,246	34,144

(Loss) earnings per share of common stock – basic:
Continuing operations	$(2.05)	$1.21	$2.17
Earnings (loss) from discontinued operations	-	0.10	(0.35)
Loss on spin off of discontinued operations	-	-	(1.59)
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – basic	$(2.05)	$1.31	$0.23

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(2.05)	$1.21	$2.14
Earnings (loss) from discontinued operations	-	0.10	(0.35)
Loss on spin off of discontinued operations	-	-	(1.57)
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – diluted	$(2.05)	$1.31	$0.22

For the year ended March 31, 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares, which includes 2,672 stock options, 232 restricted stock awards and 50 performance awards as these shares were anti-dilutive. The calculation of diluted earnings per share excluded 1,697 and 649 stock options for the years ended March 31, 2007 and 2006, respectively, as these stock options were anti-dilutive.

Note 9: Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable. These credit balances included in accounts payable were $2,441, $11,128 and $13,197 at March 31, 2008, 2007 and 2006, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

All short-term investments at March 31, 2008, 2007 and 2006 that were of an initial duration of less than three months were recorded as cash equivalents. The recorded amount of these cash equivalents approximated fair value based on the short maturity of these instruments.

Note 10: Inventories

Inventories consisted of the following:

March 31	2008	2007

Raw materials and work in process	$95,585	$79,904
Finished goods	27,810	28,313
Total inventories	$123,395	$108,217

Note 11: Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2008	2007

Land	$28,643	$27,359
Buildings and improvements (10-40 years)	313,288	277,084
Machinery and equipment (3-12 years)	656,809	581,652
Office equipment (3-10 years)	109,865	98,246
Transportation equipment (3-9 years)	9,693	12,158
Construction in progress	52,461	47,199
	1,170,759	1,043,698
Less accumulated depreciation	(636,952)	(528,749)
Net property, plant and equipment	$533,807	$514,949

Depreciation expense totaled $79,749, $68,633 and $63,857 for the years ended March 31, 2008, 2007 and 2006, respectively.

The Company conducted an assessment for the impairment of certain property, plant and equipment within the Original Equipment – North America, Original Equipment – Asia, Original Equipment – Europe, and Commercial Products segments in fiscal 2008 in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During this assessment, certain long-lived assets were deemed to be impaired and a write-down to fair value was considered necessary. As a result, impairment charges of $23,651 were recorded during fiscal 2008. The impairment charges included $3,407 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base. Impairment charges also included $12,077 related to assets at the Asan City, South Korea manufacturing facility in the Original Equipment – Asia segment based on their underperforming operations and declining outlook. Also included in the impairment charges was $4,675 related to assets in the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment based on the Company’s intention to close this facility, and $3,492 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

Gains and losses related to the disposal of property, plant and equipment are recorded in cost of sales or selling, general, and administrative expenses depending on the nature of the assets disposed. Total gains related to the disposal of property, plant and equipment were $3,297 for the year ended March 31, 2008. Total losses related to the disposal of property, plant, and equipment were $2,033 and $525 for the years ended March 31, 2007 and 2006, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 12: Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2008	2007
	Percent-owned
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	$6,036	$5,442
Constructions Mechaniques Mota, S.A. (France)	41%	13,580	10,624
Anhue Jianghaui Mando Climate Control Co. Ltd. (China)	50%	3,534	2,728
Total net investment in affiliates		$23,150	$18,794

At March 31, 2008 and 2007, the investment in Construction Mechaniques Mota, S.A. exceeded the Company's share of the underlying assets by $1,903 and $1,659, respectively. The fluctuations in these values were the result of exchange rate changes between the local currency and the U.S. dollar. At March 31, 2008 and 2007, the Company’s share of the underlying assets of Anhui Jianghaui Mando Climate Control Co., Ltd. exceeded the carrying value of the investment by $291 and $341, respectively. The excess, which relates to certain property, plant and equipment, will be amortized into income over the estimated remaining lives of the assets. The investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

The results of operations for Nikkei Heat Exchanger Company, Ltd. and Anhui Jianghaui Mando Climate Control Co. Ltd. are reported in the consolidated financial statements using a one-month reporting delay. Operating results for Construction Mechaniques Mota, S.A. are included using a three-month delay. Fiscal 2007 includes two months of operating activity for Radiadores Visconde Ltda., prior to the remaining 50 percent ownership being purchased in early May 2006. See Note 13 for further discussion. Equity in earnings from non-consolidated affiliates is reported under other income – net in the consolidated statements of operations. These earnings for fiscal years ended March 31, 2008, 2007 and 2006 were $2,799, $3,576 and $4,222, respectively.

Note 13: Acquisitions

Effective May 4, 2006, Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, subject to the sellers’ indemnification obligations under the agreement, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement. The purchase agreement also includes a $4,000 performance payment which is contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period. Subsequent to the end of fiscal 2008, the 24 month performance period expired, and the contingency was not met over this period. Accordingly, the $4,000 performance payment will not be required to be paid by the Company.

This 50 percent step acquisition was accounted for under the purchase method. Acquired assets and liabilities assumed were recorded at their respective fair market values. Intangible assets were recorded at the acquisition date for a tradename and non-compete agreements valued at $1,153 and $430, respectively. The tradename has an indefinite life and is not being amortized, and the non-compete agreements are being amortized over five years.  The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price. Accordingly, the $4,000 contingent performance payment has been recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096. This liability will be reversed in fiscal 2009 as the performance contingency was not met. The remaining excess by which the fair market values of assets and liabilities acquired exceeded the purchase price has been allocated as a reduction to the acquired long-lived assets on a pro-rata basis.

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

This acquisition is reported in the South America segment. For financial reporting purposes, Radiadores Visconde Ltda. is included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries. Accordingly, the operational results reported for fiscal 2007 included two months of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and ten months of consolidated activity reflecting the Company’s 100 percent ownership.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Effective May 3, 2005, Modine acquired a 100 percent equity interest, by means of a stock purchase, in the privately held company Airedale International Air Conditioning Limited of Leeds, U.K. (“Airedale”) for $37,991, net of cash acquired. The acquisition was financed with cash generated through operations and borrowing on the Company’s revolving credit agreement. During fiscal 2008, the Company paid out $1,904 which was initially placed in escrow for a period of two years to cover potential claims or adjustments that may arise. Airedale is reported in the Commercial Products segment. For financial reporting purposes, the Airedale operations are included in the consolidated financial statements using a one-month delay similar to the Company’s other foreign subsidiaries.

The following provides an allocation of the purchase price for each of the acquisitions that the Company made in fiscal 2007 and 2006:

	Radiadores Visconde	Airedale
Assets acquired:
Trade receivables – net	$15,123	$14,595
Inventories	16,026	5,242
Other current and noncurrent assets	5,050	1,971
Property, plant and equipment – net	20,517	5,609
Goodwill (initial 50 percent already owned)	11,821	-
Tradename	1,153	10,243
Non-compete agreement	430	-
Total assets	70,120	37,660

Liabilities assumed:
Accounts payable	10,420	6,815
Accrued compensation and employee benefits	3,268	1,115
Accrued expenses and other current liabilities	3,549	4,524
Other noncurrent liabilities	9,137	4,481
Total liabilities	26,374	16,935

Net assets acquired	43,746	20,725
Equity investment allocated to assets acquired and liabilities assumed	26,650	-
Net purchase price	17,096	37,991

Recognized goodwill	$-	$17,266

Note 14: Discontinued operations

On May 1, 2007, Modine announced it would explore strategic alternatives for its Electronics Cooling business. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements. The Electronics Cooling business was formerly presented as part of the Other segment. See Note 25 for further discussion on segments. The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented. On May 1, 2008, the Company sold substantially all of the assets of its Electronics Cooling business for $13,250, $2,500 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,750 received in cash.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

At March 31, 2007, the Richland, South Carolina assets totaled $3,315 and consisted of land, building and associated improvements. These assets, which were recorded in the Original Equipment – North America segment, were classified as assets held for sale in the consolidated balance sheet at March 31, 2007. These assets were sold during the first quarter of fiscal 2008.

The major classes of assets and liabilities held for sale at March 31, 2008 and 2007 included in the consolidated balance sheets were as follows:

March 31	2008	2007

Assets held for sale:
Receivables - net	$4,371	$3,866
Inventories	2,500	3,695
Other current assets	-	1,695
Total current assets held for sale	6,871	9,256
Property, plant and equipment - net	2,735	5,715
Goodwill	2,781	2,745
Other noncurrent assets	6	821
Total noncurrent assets held for sale	5,522	9,281
Total assets held for sale	$12,393	$18,537

Liabilities of business held for sale:
Accounts payable	$1,284	$1,596
Accrued expenses and other current liabilities	1,809	1,882
Total current liabilities of business held for sale	3,093	3,478
Other noncurrent liabilities	166	94
Total liabilities of business held for sale	$3,259	$3,572

In addition, the Electronics Cooling business had cash of $1,156 and $1,239 at March 31, 2008 and 2007, respectively, that was included in cash and cash equivalents on the consolidated balance sheets and the cash balance will not be included in the sales transaction.

On July 22, 2005, the Company completed the spin off of its Aftermarket business on a debt-free and tax-free basis to its shareholders and the immediate merger of the spun off business into Transpro.

Effective July 22, 2005, pursuant to the terms of the Agreement and Plan of Merger, dated as of January 31, 2005, among Modine, Modine Aftermarket Holdings, Inc. and Transpro and as amended June 16, 2005, Modine Aftermarket Holdings, Inc. was merged with and into Transpro, with Transpro surviving the merger. For accounting purposes, Transpro is considered to be the acquirer of Modine Aftermarket Holdings, Inc. Upon effectiveness of the merger, Transpro changed its name to Proliance International, Inc. Modine shareholders retained their Modine common shares and, in the merger, received 0.23581 of a share of the common stock of the combined company in exchange for each share of Aftermarket Holdings, Inc. common stock issued to them in the distribution. Immediately following the merger, Modine shareholders owned approximately 52 percent of Proliance’s common stock on a fully diluted basis and Transpro’s pre-merger shareholders owned the other 48 percent.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Aftermarket business, part of the former Distributed Products segment, should be presented as a discontinued operation in the consolidated financial statements. In fiscal 2006, the Company recorded, as a result of the spin off transaction, a non-cash charge to earnings of $53,462. The amount of the non-cash charge was comprised of two components: $50,101 to reflect the difference between the value which Modine shareholders received in the new company of $51,319, a function of the stock price of Transpro at the closing, and the $101,420 in asset carrying value of Modine’s Aftermarket business; and $3,361 of foreign currency translation loss recognized at the date of the transaction.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following results of the Electronics Cooling and Aftermarket businesses have been presented as earnings (loss) from discontinued operations in the consolidated statement of operations:

Years ended March 31	2008	2007	2006

Net sales	$28,419	$35,191	$115,857
Cost of sales and other expenses	27,053	41,062	127,499
Earnings (loss) before income taxes	1,366	(5,871)	(11,642)
Provision for (benefit from) income taxes	1,451	(9,212)	280
(Loss) earnings from discontinued operations	$(85)	$3,341	$(11,922)

Note 15: Restructuring, plant closures and other related costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants along with the Tübingen, Germany facility. These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness. In April 2008, the Company identified the U.S. plant closures to be Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana.

In fiscal 2007, Modine announced a global competitiveness program intended to reduce cost, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits. The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities to its technology center in Racine, Wisconsin; offered a voluntary early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced facility closings within North America in Toledo, Ohio; Richland, South Carolina; Jackson, Mississippi; and Clinton, Tennessee. As of March 31, 2008, the Toledo and Richland facilities have been closed, and the Company is in the process of finalizing the closure of the Jackson facility. The Clinton facility is scheduled for closure in fiscal 2009.

For the year ended March 31, 2008, one-time termination charges of $3,565, pension curtailment charges of $1,863 and other closure costs of $4,677 were recorded related to these closures. The Company incurred $3,618 of termination charges, $1,728 of charges related to benefits provided to employees who accepted the early retirement program, $663 of pension curtailment charges and $4,675 of other closure costs in fiscal 2007 related to these plans. The closures are anticipated to be completed within the next 18 to 24 months. Further additional costs which are anticipated to be incurred through fiscal 2010 are approximately $23,000; consisting of $6,000 of employee-related costs and $17,000 of other costs such as equipment moving costs and miscellaneous facility closing costs. Total additional cash expenditures of approximately $20,000 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the years ended March 31, 2008 and 2007 were comprised of the following related to the above described restructuring activities:

	2008	2007
Termination Benefits:
Balance, April 1	$2,313	$-
Additions	4,221	3,783
Adjustments	(656)	(165)
Payments	(717)	(1,305)
Balance, March 31	$5,161	$2,313

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced during the years ended March 31, 2008, and 2007:

	2008	2007
Restructuring charges:
Employee severance and related benefits	$3,565	$3,618

Other repositioning costs:
Special termination benefits - early retirement	-	1,728
Pension curtailment charges	1,863	663
Miscellaneous other closure costs	4,677	4,675
Total other repositioning costs	6,540	7,066
Total restructuring and other repositioning costs	$10,105	$10,684

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2008 as follows: $5,409 was recorded as a component of cost of sales; $1,131 was recorded as a component of selling, general and administrative expenses; and $3,565 was recorded as restructuring charges.

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2007 as follows; $4,247 was recorded as a component of cost of sales; $2,819 was recorded as a component of selling, general, and administrative expenses; and $3,618 was recorded as restructuring charges.

In fiscal 2006, Modine initiated an early retirement plan for salaried employees located at the Company’s Asan City, South Korea facility and incurred approximately $2,500 of early retirement charges under this plan. This amount was recorded as a component of selling, general and administrative expenses in the Original Equipment – Asia segment during fiscal 2006. At March 31, 2006, all expenditures had been paid related to this plan, and no amounts were recorded in the accrued restructuring liability.

Note 16: Goodwill

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	OE - Asia	OE - Europe	OE - North America	South America	Commercial Products	Total

Balance, March 31, 2006	$522	$7,942	$23,769	$-	$17,565	$49,798
Acquisitions	-	-	-	11,821	-	11,821
Fluctuations in foreign currency	1	875	-	(187)	1,976	2,665
Balance, March 31, 2007	523	8,817	23,769	11,634	19,541	64,284
Fluctuations in foreign currency	-	1,297	-	2,913	210	4,420
SFAS No. 142 goodwill impairment	-	-	(23,769)	-	-	(23,769)
Balance, March 31, 2008	$523	$10,114	$-	$14,547	$19,751	$44,935

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2008 by applying a fair value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the Original Equipment – North America segment goodwill was fully impaired, necessitating a charge of $23,769. The impairment was due to a recent declining outlook for the Original Equipment – North America segment as a result of weak North America sales volumes and lower gross margins related to plant closures, new product launches and continued pricing pressures impacting the vehicular industry. The goodwill impairment assessment was updated during the fourth quarter of fiscal 2008. The fair value of the Company’s remaining reporting units exceeded their respective book values.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 17: Intangible assets

Intangible assets were comprised of the following:

	March 31, 2008			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,951	$(3,696)	$255	$3,951	$(3,437)	$514
Trademarks	10,615	(2,019)	8,596	10,523	(1,301)	9,222
Other intangibles	491	(193)	298	423	(157)	266
Total amortized intangible assets	15,057	(5,908)	9,149	14,897	(4,895)	10,002
Unamortized intangible assets:
Tradename	1,456	-	1,456	1,135	-	1,135
Total intangible assets	$16,513	$(5,908)	$10,605	$16,032	$(4,895)	$11,137

The amortization expense for other intangible assets for the fiscal years ended March 31, 2008, 2007 and 2006 was $1,003, $1,092, and $830, respectively. The estimated amortization expense related to other intangible assets is expected to be as follows:

Fiscal Year	Estimated Amortization Expense

2009	$1,069
2010	813
2011	813
2012	725
2013 & beyond	5,729

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 18: Indebtedness

Indebtedness was comprised of the following:

Type of issue	Interest rate percentage at March 31, 2008	Fiscal year of maturity	March 31, 2008	March 31, 2007

Denominated in U.S. dollars:
Fixed rate -
2005 note	4.91	2016	$75,000	$75,000
2006 Series A Senior note	5.68	2018	50,000	50,000
2006 Series B Senior note	5.68	2019	25,000	25,000
Variable rate -
Revolving credit facility	3.62	2010	69,000	23,000
Revenue bonds			-	3,000

Denominated in foreign currency:
Fixed rate -
Notes and other debt	3.00	2020	2,880	2,921
			221,880	178,921
Capital lease obligations		2008-2029	4,610	84
			226,490	179,005
Less current portion			292	3,149
Total long-term debt			$226,198	$175,856

On September 29, 2005, the Company entered into a $75,000, 4.91 percent note through a private placement with Key Banc Capital Markets acting as its agent with respect to placement of the notes. The proceeds from the notes were used to repay outstanding debt and related interest maturing on September 29, 2005 totaling $61,559 and for other general corporate purposes. The notes mature on September 29, 2015 and contain customary restrictive covenants including certain restrictions on indebtedness, including that of guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio.

On December 7, 2006, the Company entered into a $50,000, 5.68 percent Series A Senior note and a $25,000, 5.68 percent Series B Senior note with JPMorgan Securities Inc. acting as its agent with respect to placement of the notes. The proceeds from the notes were used for general corporate purposes, including repayment of borrowings on existing domestic credit lines. The Series A Senior notes mature on December 7, 2017 and the Series B Senior notes mature on December 7, 2018. The notes contain customary restrictive covenants, including those relating to guarantor subsidiaries; consolidations and mergers; sale of assets; investments, loans and encumbrances; transactions with affiliates; and Modine’s total debt to EBITDA ratio. In conjunction with this offer, the Company entered into two forward starting swaps to lock the interest rates. See Note 20 for additional disclosure regarding these forward starting swaps.

On December 20, 2005, the Company borrowed the aggregate principal amount of 71,000 euro ($84,233 U.S. equivalent) under a Credit Agreement dated as of December 13, 2005 through its newly formed Austrian subsidiary Modine Holding GmbH with J.P. Morgan Europe Limited acting as its agent. This loan was secured by a guarantee from Modine Manufacturing Company, as parent, and by certain other subsidiaries of Modine. The proceeds of the loan were used by Modine Holding GmbH to purchase a portion of the shares of Modine’s Austrian operating subsidiary, Modine Austria GmbH, for the purpose of repatriation of cash from Modine subsidiaries in Europe for Modine to avail itself of associated tax benefits and for general corporate purposes. The aggregate commitment of 71,000 euro included 30,000 euro ($35,621 U.S. equivalent) which was repaid on December 23, 2005 and 41,000 euro ($52,274 U.S. equivalent) which was repaid in fiscal 2007.

The Company maintains a $200,000 revolving credit facility expiring in October 2009. The credit facility includes a customary accordion feature that allows for an additional $75,000 of borrowing capacity. Borrowings under the credit facility bear interest at a rate of LIBOR plus a spread based on certain financial criteria, or the prime rate at Modine’s option.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

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

On February 1, 2008, the Company amended its revolving credit facility and Senior note agreements to revise certain financial covenants to allow the add-back of certain non-cash and cash charges in connection with the calculations effective December 26, 2007. The cash charges relate to Modine’s recently announced restructuring program, where the Company is permitted to add back future cash related charges up to a basket limit of $25,000 through fiscal 2010. The most restrictive interest coverage ratio was reduced from its historical level of 3.0 to 1.0 to varying ratios for interim quarters with the lowest being 1.75 to 1.0 and returning to 2.5 to 1.0 for the quarter ending June 30, 2009 and beyond. In connection with these amendments, interest costs increased 35 basis points for the notes, for the period beginning on April 1, 2008 and ending on June 30, 2009. In connection with the amendments, the Company incurred $388 of amendment fees to its creditors. At March 31, 2008, the Company was in compliance with all the covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. At March 31, 2008 and 2007, the carrying value of Modine's long-term debt approximated fair value, with the exception of the $75,000, 4.91 percent fixed rate note, which has a fair value of approximately $77,000 and $70,800 at March 31, 2008 and 2007, respectively, and the $75,000, 5.68 percent fixed rate notes, which have a fair value of approximately $82,200 and $74,600 at March 31, 2008 and 2007.

Long-term debt matures as follows:

Years ending March 31

2009	$292
2010	69,276
2011	285
2012	312
2013	339
2014 & beyond	155,986

Modine also maintains credit agreements with foreign banks. The foreign unused lines of credit at March 31, 2008 were approximately $46,300. Domestic unused lines of credit at March 31, 2008, were $131,000.

Interest expense charged to earnings was as follows:

Years ending March 31	2008	2007	2006

Gross interest cost	$13,671	$10,982	$7,746
Capitalized interest on major construction projects	(473)	(838)	(499)
Interest expense	$13,198	$10,144	$7,247

Note 19: Financial instruments/concentrations of credit risk

The Company invests excess cash in investment quality, short-term liquid debt instruments. Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world. In fiscal 2008 and 2007, one customer accounted for ten percent or more of total Company sales. In fiscal 2006, no single customer accounted for ten percent or more of total Company sales. Sales to the Company’s top ten customers were approximately 57 percent, 64 percent and 60 percent of total annual sales in fiscal 2008, 2007 and 2006, respectively. At March 31, 2008, 2007 and 2006, approximately 51 percent, 52 percent and 58 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers. These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors. To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news. Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified. Credit losses to customers operating in the markets served by the Company have not been material. Total bad debt write-offs for the periods presented have been below one percent of outstanding trade receivable balances at respective year-ends.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In addition to the external borrowing, the Company has certain foreign-denominated long-term intercompany loans that are sensitive to foreign exchange rates. At March 31, 2008, the Company had a 24,095,000 won ($24,328 U.S. equivalent), 8-yr loan to its wholly owned subsidiary Modine Korea, LLC that matures on August 31, 2012. On April 6, 2005, the Company entered into a zero cost collar to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan. This collar was settled on August 29, 2006 for a loss of $1,139. On August 29, 2006, the Company entered into a new zero cost collar that expired on February 29, 2008 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan. This collar was settled on February 29, 2008 at no cost. On February 29, 2008, the Company entered into a new zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan. This collar was settled on March 28, 2008 for a gain of $603. On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan. The derivative instruments are not being treated as hedges, and accordingly, transaction gains or losses on the derivative instruments are being recorded in other income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable. During fiscal 2008, Modine Korea, LLC paid 4,800,000 won ($5,055 U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the zero cost collar to reflect the payment.

At March 31, 2008, the Company also had two inter-company loans totaling $20,041 to its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011. On June 21, 2007, the Company entered into a zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the principal amount of the loans. This collar was settled on March 31, 2008 for a loss of 3,896 reais ($2,279 U.S. equivalent). On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15,000) of the two inter-company loans. The smaller inter-company loan ($5,040) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations. The derivative instruments are not being treated as hedges, and accordingly, transaction gains or losses on the derivatives are being recorded in other income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable. See also Note 20 for further discussion of derivative instruments.

The Company also has other inter-company loans outstanding at March 31, 2008 as follows:

•	$938 loan to its wholly-owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$5,950 loan to its wholly-owned subsidiary, Modine Thermal Systems Co (Changzhou, China), that matures on February 1, 2009; and
•	$1,117 loan to its wholly-owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments which hedges this exposure.

Note 20: Derivative instruments

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks. Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity. Leveraged derivatives are prohibited by Company policy.

Commodity Derivatives: The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities. These contracts have been designated as cash flow hedges by the Company. Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings. During the years ended March 31, 2008 and 2007, $1,974 of expense and $400 of income, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts. At March 31, 2008, $1,431 of unrealized gains remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next nine months.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

During fiscal 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel. The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities. The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations. During the year ended March 31, 2008, $224 of income was recorded in cost of sales related to these futures contracts.

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

As of March 31, 2008 and 2007, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the $15,000 Modine Brazil loan which are discussed at further length in Note 19. Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility. From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure. As of March 31, 2008 and 2007, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

Interest rate derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005. The contract was settled on September 1, 2005 with a loss of $1,794. On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006. On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812. These interest rate derivatives were treated as cash flow hedges of forecasted transactions. Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss), and are being amortized to interest expense over the respective lives of the borrowings.

During the years ended March 31, 2008 and 2007, $278 and $145 of expense, respectively, was recorded in the consolidated statements of operations related to the interest rate derivative losses. At March 31, 2008, $1,797 of net unrealized losses remains deferred in accumulated other comprehensive income (loss).

Note 21: Product warranties, guarantees and other commitments

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Changes in the warranty liability were as follows:

Years ended March 31	2008	2007

Balance, April 1	$13,843	$10,893
Acquisitions	-	527
Accruals for warranties issued in current period	7,745	10,308
Accruals related to pre-existing warranties	1,389	887
Settlements made	(8,282)	(9,341)
Effect of exchange rate changes	1,044	569
Balance, March 31	$15,739	$13,843

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility. These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims. The indemnification periods provided generally range from less than one year to fifteen years. The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period. The fair value of the Company’s outstanding indemnifications at March 31, 2008 is not material.

Commitments: At March 31, 2008, the Company had capital expenditure commitments of $44,085. Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia, and North America, along with the expansion in Asia. The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities. In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

Note 22: Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2006, 2007 and 2008:

	Common stock		Treasury stock at cost
	Shares	Amount	Shares	Amount

Balance, March 31, 2005	34,871	$21,794	(340)	$(9,083)
Purchase of treasury stock	-	-	(64)	(2,129)
Stock repurchase programs	(2,440)	(1,525)	-	-
Stock options and awards	779	487	-	-
Balance, March 31, 2006	33,210	20,756	(404)	(11,212)
Purchase of treasury stock	-	-	(49)	(1,256)
Stock repurchase programs	(503)	(314)	-	-
Stock options and awards	165	103	-	-
Balance, March 31, 2007	32,872	20,545	(453)	(12,468)
Purchase of treasury stock	-	-	(42)	(835)
Stock repurchase programs	(250)	(156)	-	-
Stock options and awards	166	103	-	-
Balance, March 31, 2008	32,788	$20,492	(495)	$(13,303)

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors. The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans. The five percent portion of this program was completed in fiscal 2006, while the anti-dilution portion of this program continues to be available to the Company. During the twelve months ended March 31, 2008, 250 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of $6,870. No shares were repurchased under the anti-dilution portion of this program during fiscal 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time, which expired on July 26, 2007. No share repurchases were made under this program during fiscal 2008. During the twelve months ended March 31, 2007, 503 shares were purchased under this program at an average cost of $26.38 per share, or a total of $13,263.

The repurchases under the two programs were made from time to time at current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions. The Company has retired shares acquired pursuant to the programs, and the retired shares have been returned to the status of authorized but un-issued shares.

The Company continues to evaluate the potential for future purchases under these authorized programs based on its cash capabilities and indebtedness capacity, while balancing its key cash priorities of investment in the business for growth, acquisitions and dividends.

During fiscal 2008, 2007 and 2006, the Company repurchased 42, 49 and 64 shares of stock, respectively, for a cost of $835, $1,256, and $2,129, respectively. The Company, pursuant to its equity compensation plans, gives participants the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s tax withholding obligations. These shares are held as treasury shares.

Note 23: Accumulated other comprehensive income (loss)

Comprehensive (loss) income includes net earnings, foreign currency translation adjustments, change in SFAS No. 158 benefit plan adjustment and the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholder’s equity. The Company’s total comprehensive (loss) income was $(2,321), $68,977 and $(14,333) for fiscal 2008, 2007 and 2006, respectively.

The components of accumulated other comprehensive (loss) income at year end were as follows:

March 31	2008	2007

Unrealized foreign currency translation adjustments	$93,535	$45,617
Net investment hedge adjustment	5,626	-
Net loss on derivative instruments designated as cash flow hedge, net of tax	(373)	(1,567)
Defined benefit plans, net of tax	(49,464)	(58,829)
Accumulated other comprehensive income (loss)	$49,324	$(14,779)

From time to time, the Company has managed its currency exposure related to the net assets of Modine’s European subsidiaries through euro-denominated borrowings entered into by the parent. During fiscal 2008, the Company recorded an adjustment to accumulated other comprehensive income of $5,626 to properly reflect the income tax ramifications of net losses related to the foreign-currency-denominated debt recorded in the cumulative translation adjustment over the past several fiscal years. This adjustment was made during fiscal 2008 as it was deemed immaterial to the Company’s financial position for the current period and all previously reported periods. This adjustment had no impact on the Company’s net (loss) earnings for the current period or any period previously reported.

Note 24: Stock purchase, option and award plans

Stock option and award plans: Effective April 1, 2006, in accordance with SFAS No. 123(R), “Share-Based Payments,” Modine began to record compensation expense under the “fair-value-based” method of accounting for stock options and restricted awards granted to employees and directors. Prior to the adoption of SFAS No. 123(R), the Company recorded compensation expense for restricted awards under the “intrinsic-value-based” method but was not required to record any compensation expense for stock options under the “intrinsic-value-based” method as the grant price of the stock options was equal to the market value of the underlying common stock on the grant date.

The effect of this change, from the “intrinsic-value-based method” previously used by the Company to the “fair-value-based” method, on the results for the year ended March 31, 2007 are as follows:

	Year ended March 31, 2007

	Fair value method	Intrinsic value method	Impact on earnings from adoption of SFAS No. 123(R)
Stock-based compensation expense effect on:
Earnings from continuing operations before taxes	$(6,721)	$(3,176)	$(3,545)
Earnings from continuing operations	$(4,118)	$(1,944)	$(2,174)
Net earnings	$(4,118)	$(1,944)	$(2,174)

Earnings per share effect:
Basic earnings per share	$(0.13)	$(0.06)	$(0.07)
Diluted earnings per share	$(0.13)	$(0.06)	$(0.07)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The excess tax benefits realized for the tax deductions from option exercises and stock award vesting for the year ended March 31, 2007 was $382. During fiscal 2008, $124 of this amount was reversed as it was ultimately not realizable given the current U.S. tax loss situation. As of March 31, 2008, $723 of carryforwards related to windfall tax benefits are available to be recorded in additional paid-in capital when realized.

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

Year ended March 31, 2006

Earnings from continuing operations, as reported	$73,025
Compensation expense for stock awards as reported, net of tax	3,878
Stock compensation expense under fair value method, net of tax	(5,716)
Earnings from continuing operations, pro forma	$71,187

Net earnings, as reported	$7,641
Compensation expense for stock awards as reported, net of tax	3,905
Stock compensation expense under fair value method, net of tax	(5,743)
Net earnings, pro forma	$5,803

Net earnings per share from continuing operations (basic), as reported	$2.17
Net earnings per share from continuing operations (basic), pro forma	$2.11

Net earnings per share (basic), as reported	$0.23
Net earnings per share (basic), pro forma	$0.17

Net earnings per share from continuing operations (diluted), as reported	$2.14
Net earnings per share from continuing operations (diluted), pro forma	$2.08

Net earnings per share (diluted), as reported	$0.22
Net earnings per share (diluted), pro forma	$0.17

The Company’s long-term stock-based incentive plans for employees consist of the following: (1) a discretionary stock option program for top managers and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of a stock option component (20 percent), retention restricted stock component (20 percent) and a performance stock component (60 percent). The performance component of the long-term incentive compensation program consists of an earnings per share measure (weighted at 60 percent) based on a cumulative three year period and a total shareholder return measure (weighted at 40 percent) compared to the performance of the S&P 500 (stock price change and dividends) over the same three year period. A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously. Stock options granted under each program have an exercise price equal to the fair market value of the common stock on the date of grant. For fiscal 2008, long-term incentive program participants, and discretionary stock option program participants received option grants that are immediately exercisable after one year of service with the Company. Discretionary stock option program participants receiving option grants over 0.5 shares, vested 25% upon grant, and 25% annually thereafter for the next three years. Prior to fiscal 2008, all options granted vest immediately upon completion of one year of service with the Company. Retention restricted stock awards are granted at fair market value and vest annually over a period of four to five years depending upon the year of grant. The stock granted under the performance component, once earned, is fully vested and will be distributed immediately.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In addition to the long-term stock-based incentive plans for employees, stock options and stock awards may be granted to non-employee directors. The Board or the Officer Nomination and Compensation Committee, as applicable, has the broad discretionary authority to set the terms of the awards of stock under the plan. Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant. Unrestricted stock awards granted vest immediately.

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares. Shares repurchased through the share repurchase programs have been returned to the status of authorized but un-issued shares. The Company currently anticipates that it will not be repurchasing shares under the anti-dilution portion of its repurchase program in fiscal 2009. Under the Company’s 2007 Incentive Compensation Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, 457 shares and 221 shares, respectively, are available for the granting of additional options and awards.

Stock Options: All outstanding stock options granted under the plans described above were vested on April 1, 2006, the date of adoption of SFAS No. 123(R), except for employees who had not completed one year of service. The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	2008	2007	2006
Weighted average fair value of options	$3.21	$6.98	$8.53
Risk-free interest rate	2.97%	4.76%	4.20%
Expected volatility of the Company's stock	30.06%	27.70%	31.20%
Expected dividend yield on the Company's stock	3.17%	2.40%	2.60%
Expected life of options - years	6.1	5.0	5.0
Expected pre-vesting forfeiture rate	0%	0%	0%

The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted. The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards. The expected dividend yield of the stock is based on the Company’s historical dividend yield. The expected lives of the awards are based on historical patterns and the terms of the options. For fiscal 2008, the majority of the options awarded vested at grant, except for employees which had not completed one year of service which comprised a small portion of the overall grants. The remaining portion of the options granted in fiscal 2008 vested 25% at grant date and 25% annually thereafter for the next three years. Overall, a weighted pre-vesting forfeiture rate of zero was used for fiscal 2008. For fiscal 2007 and 2006, all options were vested at grant except for employees which had not completed one year of service. No options were awarded with graded vesting features in these years. An estimated pre-vesting forfeiture rate of zero was used for these periods as historical experience has indicated that employees seldom leave before completing the required service period.

Compensation expense recorded in fiscal 2008 and fiscal 2007 related to stock options were $1,065 and $1,885 respectively, which included stock options granted in fiscal 2008 and fiscal 2007 and stock options that were outstanding and unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed. No compensation expense was recorded in fiscal 2006 when the Company utilized the intrinsic value method to record stock options granted. The total fair value of stock options vesting during the year ended March 31, 2008 was $1,249. As of March 31, 2008, the total compensation expense not yet recognized related to non-vested stock options was $114 and the weighted average period in which the remaining expense is expected to be recognized is approximately 28 months.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A summary of the stock option activity for the years ended March 31, 2008, 2007 and 2006 are as follows:

Years ended March 31	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, beginning of year	2,503	$27.46	2,565	$27.10	2,800	$26.93
Granted	417	13.57	247	27.22	329	25.82
Exercised	(37)	18.93	(140)	20.85	(506)	24.71
Forfeited or expired	(211)	31.95	(169)	27.15	(58)	32.16
Outstanding, end of year	2,672	$25.06	2,503	$27.46	2,565	$27.10

Exercisable, end of year	2,635	$25.19	2,495	$27.46	2,514	$27.04

The accompanying table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted
		average	Weighted			Weighted
		remaining	average	Aggregate		average	Aggregate
		contractual	exercise	intrinsic		exercise	intrinsic
Range of exercise prices	Shares	life (years)	price	value	Shares	price	value
$9.62 - $14.43	412	9.7	$13.31	$486	382	$13.31	$451
$16.12 - $21.17	249	4.8	19.70	-	249	19.70	-
$22.24 - $27.89	863	4.6	24.65	-	856	24.63	-
$28.48 - $33.74	1,148	5.5	30.75	-	1,148	30.75	-
$9.62 - $33.74	2,672	5.8	$25.06	$486	2,635	$25.19	$451

The aggregate intrinsic value in the preceding table represents the pre-tax difference between the closing price of Modine common shares on the last trading day of fiscal 2008 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value shown is not recorded for financial statement purposes under SFAS No. 123(R) and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the years ended March 31, 2008, 2007 and 2006 were as follows:

Years ended March 31	2008	2007	2006

Intrinsic value of stock options exercised	$310	$571	$5,182
Proceeds from stock options exercised	$701	$2,914	$12,501
Tax benefits realized from non-qualified stock options and disqualified incentive stock option exercises	$-	$145	$1,486

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Restricted Stock: A summary of the restricted stock activity for the fiscal years ended March 31, 2008, 2007 and 2006 is as follows:

Years ended March 31	2008		2007		2006
	Weighted	Shares	Weighted	Shares	Weighted	Shares
	average	subject to	average	subject to	average	subject to
	price	restrictions	price	restrictions	price	restrictions
Non-vested at beginning of year	$27.71	301	$27.41	433	$25.84	245
Granted	15.38	129	26.42	68	28.72	272
Vested	25.22	(197)	26.57	(157)	27.09	(84)
Forfeited	27.22	(1)	26.77	(43)	-	-
Non-vested at end of year	$22.51	232	$27.71	301	$27.41	433

At March 31, 2008, Modine had approximately $4,144 of total unrecognized compensation cost related to non-vested restricted stock. The cost is expected to be recognized over a weighted average period of 2.5 years. The amounts charged to operations using straight-line amortization in fiscal 2008, fiscal 2007 and fiscal 2006 were $4,678, $3,555, and $3,905, respectively. Under the Company’s restricted award provisions, employees of foreign subsidiaries may elect to receive cash in lieu of stock for awards which vest immediately. In fiscal 2008, $30 of cash elections were made and recorded directly to compensation expense.

As required by SFAS No. 123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest. A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares.

Restricted Stock – Performance Based Shares: In fiscal 2006, the ONC changed the performance portion of the restricted stock award program lengthening the time horizon to a three-year period and establishing two performance measures - an earnings per share (EPS) measure and a Total Shareholder Return (TSR) measure. Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved. A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously. Based upon current projections of probable attainment of the EPS portions of the performance award, $458 was recorded in expense relative to the fiscal 2008 grant. No expense was recorded relative to the 2007 and 2006 EPS portions of the performance awards based upon the current assessment of probable attainment. For the years ended March 31, 2008, 2007, and 2006, Modine recorded $1,740, $1,218, and $402, respectively, in compensation expense resulting from the TSR portion of the performance award.  Based upon performance calculations performed by management through March 31, 2008, no shares would be issued under the TSR portion of the performance goals. If the TSR portion of the performance goals is not achieved at the end of each three year period, compensation expense recorded will not be reversed because awards with a market condition are recognized provided the requisite service period is fulfilled by the employees. The fair value of the TSR portions of the award granted in fiscal 2008 and 2007 were estimated using a Monte Carlo valuation model. In fiscal 2006, the compensation expense recorded was based upon variable accounting under APB No. 25. Because the fiscal 2006 performance shares were unvested on the adoption date of SFAS No. 123(R), the Monte Carlo method was used to determine the fair value for recording compensation expense in fiscal 2008 and 2007. The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2007	May 2006
	Grant	Grant

Expected life of award - years	3	3
Risk-free interest rate	4.57%	4.96%
Expected volatility of the Company's stock	29.60%	31.40%
Expected dividend yield on the Company's stock	2.88%	2.19%
Expected forfeiture rate	1.50%	1.50%

At March 31, 2008, Modine had approximately $2,065 of total unrecognized compensation cost related to unvested performance based restricted stock. That cost is expected to be recognized over a weighted average period of 1.8 years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 25: Segment and geographic information

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

Years ended March 31	2008	2007	2006
Sales :
Original Equipment – Asia	$268,420	$218,892	$206,885
Original Equipment – Europe	750,965	588,746	539,142
Original Equipment – North America	521,111	667,889	681,954
South America	133,048	77,159	0
Commercial Products	198,777	178,534	171,479
Fuel Cell	3,335	4,605	1,566
Segment sales	1,875,656	1,735,825	1,601,026
Corporate and administrative	3,955	4,499	3,358
Eliminations	(30,238)	(18,043)	(8,762)
Sales from continuing operations	$1,849,373	$1,722,281	$1,595,622

Operating earnings (loss):
Original Equipment – Asia	$(13,750)	$(942)	$(924)
Original Equipment – Europe	87,088	61,962	71,767
Original Equipment – North America	(44,817)	44,708	79,114
South America	11,204	4,670	0
Commercial Products	9,280	7,743	15,132
Fuel Cell	(1,828)	(815)	(2,149)
Segment earnings	47,177	117,326	162,940
Corporate and administrative	(63,908)	(71,561)	(62,137)
Eliminations	83	18	147
Other items not allocated to segments	(4,477)	(626)	1,877
(Loss) earnings from continuing operations before income taxes	$(21,125)	$45,157	$102,827

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of assets by segment:

March 31	2008	2007
Assets:
Original Equipment – Asia	$160,852	$163,836
Original Equipment – Europe	465,609	369,374
Original Equipment – North America	213,553	244,942
South America	102,829	76,367
Commercial Products	95,865	97,619
Fuel Cell	1,737	1,007
Corporate and administrative	116,856	148,425
Assets held for sale	12,393	18,537
Eliminations	(19,836)	(18,534)
Total assets	$1,149,858	$1,101,573

Assets: Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates, intangibles and significant long-lived assets. Eliminations consist primarily of trade and other receivables and property, plant and equipment.  In fiscal 2008, the strengthening of the euro against the U.S. dollar increased the value of assets reported in the Original Equipment – Europe segment, from the year before, by approximately 15 percent. Additionally, the value of the Brazil real strengthened and increased the value of assets reported in the South America segment by approximately 25 percent against the U.S. dollar.

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2008	2007	2006
Capital expenditures:
Original Equipment – Asia	$19,328	$8,681	$5,504
Original Equipment – Europe	32,768	22,096	28,063
Original Equipment – North America	23,073	25,486	19,945
South America	7,742	3,339	-
Commercial Products	1,595	6,824	3,946
Fuel Cell	589	546	-
Corporate and administrative	1,408	15,114	18,341
Eliminations	-	(58)	-
Capital expenditures - continuing operations	86,503	82,028	75,799
Capital expenditures - discontinued operations	510	724	4,071
Total capital expenditures	$87,013	$82,752	$79,870

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

March 31	2008	2007	2006
Depreciation and amortization expense:
Original Equipment – Asia	$7,765	$6,564	$6,370
Original Equipment – Europe	30,181	25,246	23,249
Original Equipment – North America	22,644	20,862	22,628
South America	3,834	2,453	0
Commercial Products	5,184	4,501	3,831
Fuel Cell	59	11	1
Corporate and administrative	11,167	10,187	8,722
Eliminations	(82)	(99)	(114)
Depreciation and amortization expense - continuing operations	80,752	69,725	64,687
Depreciation and amortization expense - discontinued operations	199	1,379	3,494
Total depreciation and amortization expense	$80,951	$71,104	$68,181

Capital expenditures: The Company reports its segment data, including information with respect to capital expenditures, in the same manner as such information is presented to the chief operating decision maker. In the majority of cases, capital projects in North America are coordinated through engineering staff located at the corporate facilities in Racine, Wisconsin.

Geographic data: Following is a summary of net sales by geographical area:

Years ended March 31	2008	2007	2006
Net sales by country:
United States	$646,834	$788,275	$811,775
Germany	487,288	402,505	379,074
South Korea	248,229	208,961	202,379
Other	467,022	322,540	202,394
Total net sales	$1,849,373	$1,722,281	$1,595,622

Sales: Net sales are attributed to countries based on the location of the selling unit.

Following is a summary of long-lived assets by geographical area:

March 31	2008	2007
Long-lived assets:
United States	$181,529	$242,777
Germany	200,320	176,077
South Korea	64,082	81,890
Other	176,339	134,826
Eliminations	(86)	(135)
Long-lived assets	622,184	635,435
Assets held for sale	5,522	9,281
Total long-lived assets	$627,706	$644,716

Long-lived assets: Long-lived assets are primarily property, plant and equipment, but also include investments, goodwill and other intangible assets, and other noncurrent assets. The Other category includes long-lived assets acquired in the Modine Brazil acquisition in fiscal 2007. Assets held for sale includes assets related to the Electronics Cooling business. Eliminations are primarily intercompany sales of property, plant and equipment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Product Sales: Following is a summary of net sales by product type:

Years ended March 31	2008	2007	2006
Modules/packages	$493,784	$480,120	$441,804
Oil coolers	275,165	228,933	244,219
Vehicular air conditioning	252,263	232,334	226,590
Charge-air coolers	171,620	192,398	182,452
Radiators	250,817	243,238	170,631
EGR coolers	159,161	144,115	147,953
Building HVAC	169,138	150,741	141,144
Other	77,425	50,402	40,829
Total net sales	$1,849,373	$1,722,281	$1,595,622

Note 26: Contingencies and litigation

Market risk: The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets. A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of two sites with which the Company had involvement. These sites include Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), and a scrap metal site Chemetco (Illinois). These sites are not Company owned and allegedly contain materials attributable to Modine from past operations. The percentage of material allegedly attributable to Modine is relatively low. Remediation of these sites is in various stages of administrative or judicial proceedings and include recovery of past governmental costs and for future investigations and remedial actions. Costs anticipated for the settlement of these currently active sites cannot be reasonably defined at this time and have not been accrued. The costs to Modine, however, are not expected to be material at those sites based upon Modine’s relatively small portion of contributed materials.

In 1986, Modine executed a Consent Decree involving other PRPs and the Illinois EPA and paid a nominal amount for its allocated share (0.1 percent) of the Alburn Incinerator, Inc. remediation costs. The USEPA signed a Covenant Not to Sue in conjunction with the Consent Decree, but reserved its right to "seek additional relief" for any additional costs incurred by the United States at the site. In 2003, Modine received a Notice from the USEPA requesting Modine's participation as a PRP for the performance of additional activities required to restore the Alburn Incinerator Inc. /Lake Calumet Cluster site. Modine signed various PRP participation agreements in 2003 and 2004 to satisfy these obligations. In 2005, the USEPA accepted the PRP Group's Good Faith Offer demonstrating the Group's qualifications and willingness to negotiate with the USEPA to conduct or finance the Remedial Investigation/Feasibility Study at the site. Since that time, the USEPA and the Illinois EPA have elected to pursue physical site remediation activities independently of the PRP group involvement. The USEPA will pursue cost recovery from the PRPs for these activities upon their completion. Modine expects future closure of the site through the execution of a settlement agreement and payment of allocated costs in a de minimis amount.

Modine received a request for information from the Illinois Environmental Protection Agency (IEPA) in February 2008 concerning the Company’s involvement with a former scrap recycling site known as Chemetco in Madison County, IL. The IEPA is investigating the release or threat of release of hazardous substances at the site and is seeking information relating to the types of materials sent to the site, the nature and extent of hazardous substances released at the site, and information relating to the ability of contributing parties to pay for or perform site remediation. Modine responded to IEPA’s request in March indicating that it sent no hazardous or other waste materials to the site for disposal, and that it did ship scrap metals to the site for recycling from 1997 to 2001. At current, it cannot be reasonably stated what, if any, financial liability Modine may have for any investigations or remedial activities at Chemetco. Any costs which may be attributable to Modine are not expected to be material.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States, Brazil, and The Netherlands. These expenditures relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.

Personal injury actions: The Company, along with Rohm and Haas Company and Morton International, was named as a defendant in twenty-three separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), including one case filed at the end of the third quarter of fiscal 2008, and in a class action matter filed in the United States District Court, Eastern District of Pennsylvania. The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time. The federal court action seeks damages for medical monitoring and property value diminution for a class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air. Plaintiffs' counsel had threatened to file further personal injury cases. The Company mediated these cases in December, 2007 and has executed agreements with Plaintiffs’ counsel settling the PCCP cases and the class action. The Company has been dismissed from the PCCP cases with prejudice and the federal case is pending a final fairness hearing in late June at which time it is expected that the Company will also be dismissed with prejudice from that case at the conclusion of the final hearing. No additional charges are anticipated to be incurred related to this matter.

The Company’s general liability insurers participated in the above-referenced mediation. The Company has obtained agreements from three of those insurers as to appropriate coverage of defense costs and potential liability payments. Travelers Indemnity Company (“Travelers”), filed a declaratory judgment action against the Company and the two other insurers, Sentry Insurance, a Mutual Company, and American Motorists Insurance Company, in the Superior Court of Connecticut, Hartford, Connecticut on December 21, 2007. The Company filed a countervailing action against Travelers in Wisconsin Circuit Court, Milwaukee, Wisconsin, on January 8, 2008. Both actions were dismissed without prejudice in the fourth quarter upon reaching an agreement with Travelers.

Other litigation: In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved. The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the second quarter of fiscal 2008. The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria. Ultimate resolution of this matter is not expected to have a material adverse impact on the results of operations or financial position.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another. The undiscounted reserves for these matters totaled $4,332, $1,397 and $1,284 at March 31, 2008, 2007 and 2006, respectively. The Company recorded charges of $4,616 and $268, net of insurance recoveries, for the year ended March 31, 2008 and 2007, respectively, in the statements of operations related to these matters. Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages. If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations in the period in which the outcome occurs.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 27: Subsequent events

On May 1, 2008, the Company sold substantially all of the assets of its Electronics Cooling subsidiary business for $13,250, $2,500 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,750 received in cash. This asset sale will result in a gain which will be recorded in the first quarter of fiscal 2009. See Note 14 for further discussion.

Note 28: Quarterly financial data (unaudited)

During the fourth quarter of fiscal 2008, the Company recorded adjustments of $2,104 within the Original Equipment – Europe segment for the correction of errors that related to prior quarters and annual periods. These corrections consisted of $1,390 related to an understatement of accounts payable and $714 related to the understatement of a value added tax liability. These adjustments were made in the fourth quarter of fiscal 2008 as they were deemed immaterial to previously issued financial statements and full year fiscal 2008 results.

Quarterly financial data is summarized below for the fiscal years ended March 31, 2008 and 2007:

Fiscal 2008 quarters ended	June	Sept.	Dec.	March

Net sales	$444,073	$431,494	$495,301	$478,505
Gross profit	70,970	62,716	77,011	58,898
Earnings (loss) from continuing operations (a) (b)	12,396	9,930	(47,499)	(40,338)
Net earnings (loss)	12,650	10,062	(47,350)	(40,958)
Earnings (loss) per share of common stock from continuing operations:
Basic	$0.39	$0.31	$(1.49)	$(1.26)
Diluted	0.39	0.31	(1.49)	(1.26)
Net earnings (loss) per share of common stock
Basic	$0.39	$0.31	$(1.48)	$(1.28)
Diluted	0.39	0.31	(1.48)	(1.28)

Fiscal 2007 quarters ended	June	Sept.	Dec.	March

Net sales	$421,918	$427,583	$458,106	$414,674
Gross profit	78,034	68,032	77,847	57,127
Earnings (loss) from continuing operations (c) (d)	20,901	5,794	16,357	(4,131)
Net earnings (loss)	16,367	12,369	16,346	(2,750)
Earnings (loss) per share of common stock from continuing operations:
Basic	$0.65	$0.18	$0.51	$(0.13)
Diluted	0.65	0.18	0.51	(0.13)
Net earnings (loss) per share of common stock
Basic	$0.51	$0.38	$0.51	$(0.09)
Diluted	0.51	0.38	0.51	(0.09)

(a)          The 3rd quarter of fiscal 2008 includes a goodwill impairment charge of $23,769, long-lived asset charges of $7,686, and a deferred tax valuation allowance of $40,435.
(b)          The 4th quarter of fiscal 2008 includes long-lived asset charges of $15,965 and a deferred tax valuation allowance of $23,800.
(c)          The 1st quarter of fiscal 2007 includes an income tax benefit of $3,600 related to net operating losses in Brazil that were previously unavailable.
(d)          The 3rd quarter of fiscal 2007 includes an income tax benefit of $2,723 for research and development tax credits.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the controls over the completeness and accuracy of reconciliations of certain balance sheet accounts in the Original Equipment - Europe segment existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.  As discussed in Note 4 the Company changed the manner in which it accounts for defined benefit pension and postretirement plans in 2007.  As discussed in Note 24, the Company changed the manner in which it accounts for share-based compensation.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 29, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company's President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are not effective as of March 31, 2008 due to the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, our management, including our President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented herein.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment and the above referenced criteria, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified a material weakness in its internal control over financial reporting as of March 31, 2008 due to ineffective controls over reconciliations within the Original Equipment – Europe segment, affecting accounts receivable, accounts payable and value added tax liability. Specifically, controls were not operating effectively to ensure that account reconciliations were completely and accurately prepared and reviewed and there was a lack of sufficient oversight or review of trial balances at the plant level.  This control deficiency resulted in adjustments of our accounts receivable, accounts payable and value added tax liability in the Company’s consolidated financial statements for the year ended March 31, 2008. Additionally, this control deficiency could result in misstatements of the aforementioned accounts that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is developing and implementing remediation plans to address this material weakness. Specific remedial steps that will be taken for the control deficiencies that comprise the material weakness described above are as follows:

1.
A standardized workplan for the financial accounting group in Europe will be established which identifies required actions to be performed (i.e. account reconciliations, trial balance reviews), the frequency which these actions will be completed and who will be required to perform these actions.

2.	Appropriate monitoring procedures will be established at the Europe consolidated level over the plants and at the Corporate consolidated level to ensure compliance with the standardized workplan.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The certifications of our President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this ITEM 9A. “Controls and Procedures”, for a complete understanding of the matters covered by such certifications.

ITEM 9B.  OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors. The information appearing in the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on July 17, 2008 (the “2008 Annual Meeting Proxy Statement”) under the caption “Election of Directors” is incorporated herein by reference.

Executive Officers. Information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the 2008 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics. The information appearing in the 2008 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics” is incorporated herein by reference. The Company's Code of Ethics (labeled as the Guideline for Business Conduct) is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters. The Board of Directors has approved charters for its Audit Committee, Officer Nomination & Compensation Committee, Pension Committee, Corporate Governance and Nominating Committee and Technology Committee. These charters are included on the Company’s website, www.modine.com (Investor Relations link).

Audit Committee Financial Expert. The information appearing in the 2008 Annual Meeting Proxy Statement under the caption “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the 2008 Annual Meeting Proxy Statement under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Guidelines on Corporate Governance. The Board of Directors has adopted the Guidelines on Corporate Governance. The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The information appearing in the 2008 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates” is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information appearing in the 2008 Annual Meeting Proxy Statement under the captions “Executive Compensation”; “Election of Directors – Compensation of Directors”, “Roles of the Board’s Committees: Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management”, and under the caption “Equity Compensation Plan Information,” in the 2008 Annual Meeting Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2008 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2008 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2008 and 2007.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006	48
Consolidated Balance Sheets at March 31, 2008 and 2007	49
Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006	50
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2008, 2007 and 2006	51
Notes to Consolidated Financial Statements	52-94
Report of Independent Registered Public Accounting Firm	95

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	100

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	101-103

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

Date: May 30, 2008	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	May 30, 2008
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bradley C. Richardson
Bradley C. Richardson	May 30, 2008
Executive Vice President – Corporate Strategy and Chief
Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Gary L. Neale
Gary L. Neale	May 30, 2008
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 30, 2008
Director

/s/ Frank P. Incropera
Frank P. Incropera	May 30, 2008
Director

/s/ Frank W. Jones
Frank W. Jones	May 30, 2008
Director

/s/ Dennis J. Kuester
Dennis J. Kuester	May 30, 2008
Director

/s/ Vincent L. Martin
Vincent L. Martin	May 30, 2008
Director

/s/ Marsha C. Williams
Marsha C. Williams	May 30, 2008
Director

/s/ Michael T. Yonker
Michael T. Yonker	May 30, 2008
Director

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2008, 2007 and 2006
($ In Thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2008: Allowance for Doubtful Accounts	$1,511	$844	$257	(B)	$446	(A)	$2,166
Valuation Allowance for Deferred Tax Assets	$3,844	$64,571	$1,156	(B)	$-		$69,571

2007: Allowance for Doubtful Accounts	$1,239	$(228)	$734	(B)	$234	(A)	$1,511
Valuation Allowance for Deferred Tax Assets	$3,303	$494	$47	(B)	$-		$3,844

2006: Allowance for Doubtful Accounts	$2,722	$(42)	$(1,114)	(B)	$327	(A)	$1,239
Valuation Allowance for Deferred Tax Assets	$3,871	$(462)	$(106)	(B)	$-		$3,303

Notes:
(A) Bad debts charged off during the year
(B) Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Restated Articles of Incorporation.	Exhibit 3(a) to Registrant’s Form 10-Q for the quarter ended June 26, 2005.

3.2	Bylaws.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated April 1, 2008 (“April 1, 2008 8-K”).

4.1	Specimen Uniform Denomination Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4.2	Restated Articles of Incorporation.	See Exhibit 3.1 hereto.

4.3**	Amended and Restated Bank One Credit Agreement dated October 27, 2004.	Exhibit 4(c) to Registrant’s Form 10-Q for the quarter ended September 26, 2004.

4.4
Note Purchase Agreement, dated as of September 29, 2005, among the Registrant and the Purchasers for the issuance and sale by the Registrant of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005.

4.6
Note Purchase Agreement among the Registrant and the Purchasers for the issuance and sale by Modine of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2006

4.7
Amendment No. 3, dated as of February 1, 2008, to Amended and Restated Credit Agreement and Release dated as of October 27, 2004 among the Registrant, the financial institutions that are signatories thereto and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA), as Agent.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 1, 2008 (“February 2008 Form 8-K”)

4.8
First Amendment, dated as of February 1, 2008, to Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.2 to February 2008 Form 8-K.

4.9
First Amendment, dated as of February 1, 2008, to Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.3 to February 2008 Form 8-K.

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Retirement Agreement between the Registrant and David B. Rayburn dated as of March 31, 2008.	Exhibit 10.1 to April 1, 2008 8-K.

10.3*	Employment Agreement between the Registrant and David B. Rayburn dated as of June 15, 2007.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 15, 2007 (“June 15, 2007 8-K”).

10.4*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to June 15, 2007 8-K.

10.5*	Employment Agreement between the Registrant and Bradley C. Richardson dated as of June 15, 2007.	Exhibit 10.2 to June 15, 2007 8-K.

10.6*	Employment Agreement between the Registrant and Anthony C. De Vuono dated as June 15, 2007.	Exhibit 10.4 to June 15, 2007 8-K.

10.7*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke, Bradley C. Richardson and Anthony De Vuono.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004 (“2004 10-K”).

10.8*	Employment Agreement, dated April 20, 2006, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10 to Registrant’s Current Report on Form 8-K dated April 20, 2006.

10.9*	Letter Agreement dated September 18, 2007 and accepted on October 5, 2007, between Modine Manufacturing Company and Charles R. Katzfey.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 5, 2007.

10.9*	1985 Incentive Stock Plan (as amended).	Exhibit 10(j) to 2002 10-K.

10.10*	2005 Stock Incentive Plan for Non-Employee Directors.	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.11*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.12*	Modine Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.13*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.14*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to 2001 10-K.

10.15*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10.16*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10.17*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.18*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 200110-K.

10.19*	Modine Manufacturing Company Stock Option Plan for Thermacore Employees under the DTX Corporation 1995 Stock Option Plan.	Exhibit 10(ae) to 2001 10-K.

10.20*	Modine Manufacturing Company Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10.21*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10.22*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007.

10.23*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10.24*	Form of Stock Award Plan.***	Exhibit 10(p) to 2001 10-K.

10.25*	Description of Modine’s Management Compensation Program.	Exhibit 10(w) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005.

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

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