Form 10-Q
period 2008-06-30
MODINE MANUFACTURING CO
filed 2008-08-11
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,273,672 at August 5, 2008.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF EARNINGS
For the three months ended June 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30
	2008	2007
Net sales	$499,719	$444,236
Cost of sales	421,419	373,881
Gross profit	78,300	70,355
Selling, general and administrative expenses	62,822	56,361
Restructuring income	(52)	(240)
Impairment of long-lived assets	134	-
Income from operations	15,396	14,234
Interest expense	3,126	2,775
Other income – net	(2,172)	(3,249)
Earnings from continuing operations before income taxes	14,442	14,708
Provision for income taxes	7,679	3,961
Earnings from continuing operations	6,763	10,747
Earnings from discontinued operations (net of income taxes)	175	254
Gain on sale of discontinued operations (net of income taxes)	849	-
Net earnings	$7,787	$11,001

Earnings per share of common stock – basic:
Continuing operations	$0.21	$0.33
Earnings from discontinued operations	-	0.01
Gain on sale of discontinued operations	0.03	-
Net earnings – basic	$0.24	$0.34

Earnings per share of common stock – diluted:
Continuing operations	$0.21	$0.33
Earnings from discontinued operations	-	0.01
Gain on sale of discontinued operations	0.03	-
Net earnings – diluted	$0.24	$0.34

Dividends per share	$0.100	$0.175

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and March 31, 2008
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$45,072	$38,595
Short term investments	2,373	2,909
Trade receivables, less allowance for doubtful accounts of $1,741 and $2,218	288,318	294,935
Inventories	136,694	125,499
Assets held for sale	-	6,871
Deferred income taxes and other current assets	72,254	64,482
Total current assets	544,711	533,291
Noncurrent assets:
Property, plant and equipment – net	541,108	540,536
Investment in affiliates	21,764	23,692
Goodwill	46,196	44,832
Intangible assets – net	9,851	10,485
Assets held for sale	-	5,522
Other noncurrent assets	10,868	9,925
Total noncurrent assets	629,787	634,992
Total assets	$1,174,498	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$11	$4,352
Long-term debt – current portion	381	248
Accounts payable	201,822	193,228
Accrued compensation and employee benefits	71,510	68,885
Income taxes	10,732	16,562
Liabilities of business held for sale	-	3,093
Accrued expenses and other current liabilities	52,059	52,546
Total current liabilities	336,515	338,914
Noncurrent liabilities:
Long-term debt	229,122	227,013
Deferred income taxes	23,735	23,634
Pensions	33,650	34,142
Postretirement benefits	26,370	26,669
Liabilities of business held for sale	-	166
Other noncurrent liabilities	33,699	34,627
Total noncurrent liabilities	346,576	346,251
Total liabilities	683,091	685,165
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,788 shares, respectively	20,492	20,492
Additional paid-in capital	70,089	69,346
Retained earnings	350,529	345,966
Accumulated other comprehensive income	64,380	61,058
Treasury stock at cost: 526 and 495 shares	(13,788)	(13,303)
Deferred compensation trust	(295)	(441)
Total shareholders' equity	491,407	483,118
Total liabilities and shareholders' equity	$1,174,498	$1,168,283

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	Three months ended June 30
	2008	2007

Cash flows from operating activities:
Net earnings	$7,787	$11,001
Adjustments to reconcile net earnings with net cash provided by (used for) operating activities:
Depreciation and amortization	19,587	19,385
Other – net	(913)	(4,225)
Net changes in operating assets and liabilities, excluding dispositions	(11,343)	(32,979)
Net cash provided by (used for) operating activities	15,118	(6,818)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(24,149)	(14,423)
Proceeds from dispositions of assets	10,801	3,320
Settlement of derivative contracts	657	1,322
Other – net	2,968	232
Net cash used for investing activities	(9,723)	(9,549)

Cash flows from financing activities:
Short-term debt – net	(4,215)	(4,601)
Additions to long-term debt	13,191	34,606
Reductions of long-term debt	(11,533)	(14,661)
Book overdrafts	7,243	(2,296)
Repurchase of common stock, treasury and retirement	(486)	(412)
Cash dividends paid	(3,224)	(5,671)
Other – net	5	25
Net cash provided by financing activities	981	6,990

Effect of exchange rate changes on cash	101	484
Net increase (decrease) in cash and cash equivalents	6,477	(8,893)

Cash and cash equivalents at beginning of period	38,595	26,207
Cash and cash equivalents at end of period	$45,072	$17,314

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2008.

The Company’s debt agreements require it to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  The most restrictive limitations are debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0 ratio and earnings before interest and taxes (EBIT) to interest expense (interest expense coverage ratio) not less than a 2.0 to 1.0 ratio for the quarter ended June 30, 2008, decreasing to a ratio of 1.75 to 1.0 for the second and third quarters of fiscal 2009, increasing to a ratio of 2.25 to 1.0 for the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, and increasing to a ratio of 2.5 to 1.0 for fiscal quarters ending on or after September 30, 2009.  At June 30, 2008, the Company was in compliance with the debt agreements.  The Company anticipates remaining in compliance on a prospective basis with the limitations and financial ratios based on its current business projections.  In addition, the Company believes that its internally generated operating cash flow and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs.  If the Company is unable to meet the financial covenants and reach suitable resolution of such defaults with the lenders, it could have a material adverse effect on the future results of operations, financial position and liquidity of the Company.

Note 2: Significant Accounting Policies and Change in Accounting Principle

Consolidation principles:  The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries.  Material intercompany transactions and balances are eliminated in consolidation.  Prior to April 1, 2008, the operations of most subsidiaries outside the United States were included in the annual and interim consolidated financial statements on a one-month lag in order to facilitate a timely consolidation.

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3,476 which includes a cumulative effect of an accounting change of $6,154, net of income tax effect.  The impact of this change in accounting principle to eliminate the one-month reporting lag for foreign subsidiaries is summarized below for the Company’s results of operations and cash flows for the first quarter of fiscal 2008 and the consolidated balance sheet as of the end of fiscal 2008:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
	Three months ended June 30, 2007
	As Reported	Adjustments	After Change in Accounting Principle
Net sales	$444,073	$163	$444,236
Cost of sales	373,103	778	373,881
Gross profit	70,970	(615)	70,355
Selling, general and administrative expenses	54,962	1,399	56,361
Restructuring income	(240)	-	(240)
Income from operations	16,248	(2,014)	14,234
Interest expense	2,789	(14)	2,775
Other income – net	(4,129)	880	(3,249)
Earnings from continuing operations before income taxes	17,588	(2,880)	14,708
Provision for income taxes	5,192	(1,231)	3,961
Earnings from continuing operations	12,396	(1,649)	10,747
Earnings from discontinued operations (net of income taxes)	254	-	254
Net earnings	$12,650	$(1,649)	$11,001

Earnings per share of common stock – basic:
Continuing operations	$0.39	$(0.06)	$0.33
Earnings from discontinued operations	-	0.01	0.01
Net earnings – basic	$0.39	$(0.05)	$0.34

Earnings per share of common stock – diluted:
Continuing operations	$0.39	$(0.06)	$0.33
Earnings from discontinued operations	-	0.01	0.01
Net earnings – diluted	$0.39	$(0.05)	$0.34

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

March 31, 2008
	As Reported	Adjustments	After Change in Accounting Principle
ASSETS
Current assets:
Cash and cash equivalents	$38,313	$282	$38,595
Short term investments	2,909	-	2,909
Trade receivables	287,383	7,552	294,935
Inventories	123,395	2,104	125,499
Assets held for sale	6,871	-	6,871
Deferred income taxes and other current assets	63,281	1,201	64,482
Total current assets	522,152	11,139	533,291
Noncurrent assets:
Property, plant and equipment – net	533,807	6,729	540,536
Investment in affiliates	23,150	542	23,692
Goodwill	44,935	(103)	44,832
Intangible assets – net	10,605	(120)	10,485
Assets held for sale	5,522	-	5,522
Other noncurrent assets	9,687	238	9,925
Total noncurrent assets	627,706	7,286	634,992
Total assets	$1,149,858	$18,425	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$11	$4,341	$4,352
Long-term debt – current portion	292	(44)	248
Accounts payable	199,593	(6,365)	193,228
Accrued compensation and employee benefits	65,167	3,718	68,885
Income taxes	11,583	4,979	16,562
Liabilities of business held for sale	3,093	-	3,093
Accrued expenses and other current liabilities	55,661	(3,115)	52,546
Total current liabilities	335,400	3,514	338,914
Noncurrent liabilities:
Long-term debt	226,198	815	227,013
Deferred income taxes	22,843	791	23,634
Pensions	35,095	(953)	34,142
Postretirement benefits	26,669	-	26,669
Liabilities of business held for sale	166	-	166
Other noncurrent liabilities	35,579	(952)	34,627
Total noncurrent liabilities	346,550	(299)	346,251
Total liabilities	681,950	3,215	685,165
Shareholders' equity:
Preferred stock	-	-	-
Common stock	20,492	-	20,492
Additional paid-in capital	69,346	-	69,346
Retained earnings	342,490	3,476	345,966
Accumulated other comprehensive income	49,324	11,734	61,058
Treasury stock	(13,303)	-	(13,303)
Deferred compensation trust	(441)	-	(441)
Total shareholders' equity	467,908	15,210	483,118
Total liabilities and shareholders' equity	$1,149,858	$18,425	$1,168,283

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
	Three months ended June 30, 2007
	As Reported	Adjustments	After Change in Accounting Principle
Cash flows from operating activities:
Net earnings	$12,650	$(1,649)	$11,001
Adjustments to reconcile net earnings with net cash used for operating activities:
Depreciation and amortization	19,225	160	19,385
Other – net	(4,225)	-	(4,225)
Net changes in operating assets and liabilities	(28,895)	(4,084)	(32,979)
Net cash used for operating activities	(1,245)	(5,573)	(6,818)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(13,974)	(449)	(14,423)
Proceeds from dispositions of assets	3,320	-	3,320
Settlement of derivative contracts	1,322	-	1,322
Other – net	232	-	232
Net cash used for investing activities	(9,100)	(449)	(9,549)

Cash flows from financing activities:
Short-term debt	(454)	(4,147)	(4,601)
Additions to long-term debt	34,606	-	34,606
Reductions of long-term debt	(14,661)	-	(14,661)
Book overdrafts	(2,296)	-	(2,296)
Repurchase of common stock, treasury and retirement	(412)	-	(412)
Cash dividends paid	(5,671)	-	(5,671)
Other – net	25	-	25
Net cash provided by financing activities	11,137	(4,147)	6,990

Effect of exchange rate changes on cash	617	(133)	484
Net increase (decrease) in cash and cash equivalents	1,409	(10,302)	(8,893)

Cash and cash equivalents at beginning of period	21,227	4,980	26,207
Cash and cash equivalents at end of period	$22,636	$(5,322)	$17,314

In addition, Modine changed the reporting month end of its domestic operations from the 26th day of the month to the last day of the month for each month except March.  The Company’s fiscal year-end will remain March 31st.  The Company has not retrospectively applied this change in accounting principle since it is impracticable to do so as period end closing data as of the end of each month for prior periods is not available.  Management believes the impact to the results of operations, consolidated balance sheets and cash flows to be immaterial for all prior periods.

Accounting standards changes and new accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS No. 157 and FSP 157-2 as of April 1, 2008 which did not have a material impact on the financial statements.  See Note 17 for further discussion.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions.  SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities.  The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election.  The Company adopted SFAS No. 159 as of April 1, 2008 and has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”.  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  Management is currently assessing the potential impact of this standard on the Company’s consolidated financial statements; however, the adoption will not have an impact on previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly owned and as such no minority interests are currently reported in its consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   Based upon the Company’s current portfolio of investments in affiliates, the Company does not anticipate that adoption of this standard will have a material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for the Company during the fourth quarter of fiscal 2009.  Early adoption is encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact this statement will have on the financial statement disclosures.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 mandates that GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  SFAS No. 162 will become effective 60 days following U.S. Securities and Exchange Commission approval.  The Company does not anticipate that adoption of this standard will have an impact on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  FSP 03-6-1 is effective for the Company during the first quarter of fiscal 2010, and requires all prior-period earnings per share data to be adjusted retrospectively.  Early adoption is not allowed.  While the Company does have unvested retention stock awards that earn non-forfeitable dividends, the adoption of FSP 03-6-1 is not expected to have a material impact on earnings per share.

Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended June 30, 2008 and 2007 were $1,847 and $1,839, respectively.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 30, 2008 and 2007 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 30,	2008	2007	2008	2007
Service cost	$700	$787	$63	$83
Interest cost	3,492	3,846	464	447
Expected return on plan assets	(4,535)	(4,699)	-	-
Amortization of:
Unrecognized net loss	853	1,532	94	122
Unrecognized prior service cost (benefit)	74	(24)	6	-
Unrecognized net asset	-	(7)	-	-
Net periodic benefit cost	$584	$1,435	$627	$652

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted and unrestricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $740 and $1,355 for the three months ended June 30, 2008 and 2007, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  A new performance period begins each fiscal year so multiple performance periods, with separate goals, are operating simultaneously.  Compensation expense recognized in the three months ended June 30, 2008 includes $291 related to the earnings per share component of the fiscal 2008-09 performance grant based upon probable attainment of the targeted three-year cumulative earnings per share.  Based upon management’s most recent assessment of probable attainment, $458 in compensation expense was reversed relative to the earnings per share component of the fiscal 2007-08 plan in the first quarter of fiscal 2008-09. In the three months ended June 30, 2007, no expense had been recorded by the Company relative to any of earnings per share components of the performance grants.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
The following tables present, by type, the fair market value of stock-based compensation awards granted during the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
	2008		2007
	Number	Fair Value	Number	Fair Value
Type of award	Granted	Per Award	Granted	Per Award
Common stock options	-	$-	0.3	$5.30
Restricted common stock - retention	3.6	$16.84	-	$-
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	101.8	$19.49	79.9	$23.60
Restricted common stock - performance based upon cumulative earnings per share	209.2	$16.66	-	$-

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Three months ended June 30,
	2008	2007
	Performance Awards	Options	Performance Awards
Expected life of awards in years	3	5	3
Risk-free interest rate	2.68%	4.58%	4.57%
Expected volatility of the Company's stock	36.00%	28.51%	29.60%
Expected dividend yield on the Company's stock	2.50%	3.32%	2.88%
Expected forfeiture rate	1.50%	1.50%	1.50%

As of June 30, 2008, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$93	2.3
Restricted common stock - retention	3,586	2.3
Restricted common stock - performance	6,331	2.5
Total	$10,010	2.4

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended June 30
	2008	2007
Equity in earnings of non-consolidated affiliates	$889	$689
Interest income	512	276
Foreign currency transactions	456	2,096
Other non-operating income - net	315	188
Total other income - net	$2,172	$3,249

Note 6: Income Taxes

During the three months ended June 30, 2008 and 2007, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 53.2 percent and 26.9 percent, respectively.  During the first quarter of fiscal 2009, the Company recorded a valuation allowance of $5,327 against the net South Korean and U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  The increase in the effective tax rate from the prior year primarily relates to the above-referenced valuation allowance charge offset by favorable foreign tax rate differentials.

Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  Circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the fiscal year.  This is particularly true when small variations in the projected earnings or losses could result in a significant fluctuation in the estimate annual effective tax rate.  In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the Company has determined that a reliable estimate of its annual income tax rate cannot be made, and that the impact of the Company’s operations in the U.S. and South Korea should be removed from the effective tax rate methodology and recorded discretely in the first quarter of fiscal 2009 based upon year-to-date results.  The quarterly income tax for the Company’s other foreign operations continue to be estimated under the effective tax rate methodology.

The following is a reconciliation of the provision for income taxes and effective tax rates for the three months ended June 30, 2008:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(17,150)	$31,592	$14,442

(Benefit from) provision for income taxes at federal statutory rate	$(6,002)	$11,057	$5,055	35.0%
State taxes, net of federal benefit	(525)	-	(525)	(3.6)
Taxes on non-U.S. earnings and losses	-	(2,237)	(2,237)	(15.5)
Valuation allowance	4,755	572	5,327	36.9
Other, net	(78)	137	59	0.4
(Benefit from) provision for income taxes	$(1,850)	$9,529	$7,679	53.2%

The Company is currently under routine examination by taxing authorities in the U.S. and certain foreign countries.  The examinations are in various stages of audit by the applicable taxing authorities.  Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements.  These examinations may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any such changes to the previously recorded uncertain tax positions.

As further discussed in Note 13, the Company completed the sale of its Electronics Cooling business during the first quarter of fiscal 2009.  Both the gain on sale and earnings from discontinued operations have been shown separately in the consolidated statements of earnings.  As a result, the gain on sale and the earnings from discontinued operations have been presented net of income tax expense of $1,583 and $78, respectively, for the three months ended June 30, 2008, and the earnings from discontinued operations have been presented net of income tax expense of $49 for the three months ended June 30, 2007.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2008	2007
Numerator:
Earnings from continuing operations	$6,763	$10,747
Earnings from discontinued operations	175	254
Gain on sale of discontinued operations	849	-
Net earnings	$7,787	$11,001
Denominator:
Weighted average shares outstanding – basic	32,039	32,112
Effect of dilutive securities	82	57
Weighted average shares outstanding – diluted	32,121	32,169

Net earnings per share of common stock – basic:
Continuing operations	$0.21	$0.33
Earnings from discontinued operations	-	0.01
Gain on sale of discontinued operations	0.03	-
Net earnings – basic	$0.24	$0.34

Net earnings per share of common stock – diluted:
Continuing operations	$0.21	$0.33
Earnings from discontinued operations	-	0.01
Gain on sale of discontinued operations	0.03	-
Net earnings – diluted	$0.24	$0.34

For the three months ended June 30, 2008, the calculation of diluted earnings per share excludes 2,258 stock options and 108 restricted stock awards as these shares were anti-dilutive.  For the three months ended June 30, 2007, the calculation of diluted earnings per share excluded 1,822 stock options and 210 restricted stock awards as these shares were anti-dilutive.

Note 8: Comprehensive Earnings

Comprehensive earnings, which represents net earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended June 30
	2008	2007
Net earnings	$7,787	$11,001
Foreign currency translation	2,825	7,031
Cash flow hedges	(143)	(1,400)
Change in SFAS No. 158 benefit plan adjustment	640	974
Total comprehensive earnings	$11,109	$17,606

Index

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

	June 30, 2008	March 31, 2008
Raw materials and work in process	$103,407	$96,973
Finished goods	33,287	28,526
Total inventories	$136,694	$125,499

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2008	March 31, 2008
Gross property, plant and equipment	$1,202,274	$1,188,563
Less accumulated depreciation	(661,166)	(648,027)
Net property, plant and equipment	$541,108	$540,536

An impairment charge of $134 was recorded related to certain assets in the Original Equipment – North America segment during the three months ended June 30, 2008.

Note 11: Acquisitions

During fiscal 2007, the Company acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, subject to the sellers’ indemnification obligations under the agreement, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement.  The purchase agreement also included a $4,000 performance payment contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.  The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price.  Accordingly, the $4,000 contingent performance payment was recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096.  During the first quarter of fiscal 2009, the 24 month performance period expired, and the contingency was not met.  As a result, this liability was reversed during the three months ended June 30, 2008 with reductions of $5,529 to property, plant and equipment, $532 to intangible assets and $2,061 to deferred income tax liability.  The $2,000 note payable remains recorded as a liability at June 30, 2008 as the sellers’ indemnification obligations are being reviewed by the Company and negotiated with the seller.

Note 12: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  These closures are anticipated to be completed within 18 to 24 months.  The Company completed the closure of its Jackson, Mississippi facility in the first quarter of fiscal 2009.  The Clinton, Tennessee facility is scheduled for closure later in fiscal 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has incurred $5,487 of employee termination charges, $2,526 of pension curtailment charges, and $7,435 of other closure costs related to these closures.  Further additional costs which are anticipated to be incurred through fiscal 2010 are approximately $20,000; consisting of $4,000 of employee-related costs and $16,000 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $17,000 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three months ended June 30, 2008 and 2007 were comprised of the following related to the above described restructuring activities:

	Three months ended June 30
	2008	2007
Restructuring Liability:
Balance, April 1	$5,161	$2,313
Additions	187	209
Adjustments	(239)	(449)
Payments	(567)	(176)
Balance, June 30	$4,542	$1,897

The following is the summary of restructuring and other repositioning costs recorded related to the announced programs during the three months ended June 30, 2008 and 2007:

	Three months ended June 30
	2008	2007
Restructuring Income:
Employee severance and related benefits	$(52)	$(240)

Other repositioning costs:
Consulting fees	1,257	-
Miscellaneous other closure costs	1,459	450
Total restructuring and other repositioning costs	$2,664	$210

The total restructuring and other repositioning costs were recorded in the consolidated statement of earnings for the three months ended June 30, 2008 as follows: $1,459 was recorded as a component of cost of sales; $1,257 was recorded as a component of selling, general and administrative expenses; and $52 was recorded as restructuring income.  The Company accrues severance in accordance with its written plan and procedures.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.  The total restructuring and other repositioning costs of $210 were recorded in the consolidated statement of earnings for the three months ended June 30, 2007 as follows: $450 was recorded as a component of cost of sales and $240 was recorded as restructuring income.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Discontinued Operations and Assets Held for Sale

During the first quarter of fiscal 2008, the Company announced it would explore strategic alternatives for its Electronics Cooling business.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of earnings for all periods presented.  During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,250, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,740 received in cash.  Transition expenses of $437 were paid by the Company during the first quarter of fiscal 2009.  The Company recorded a gain on the sale, net of income taxes, of $849.

The major classes of assets and liabilities held for sale at March 31, 2008 included in the consolidated balance sheets were as follows:

March 31, 2008
Assets held for sale:
Receivables - net	$4,371
Inventories	2,500
Total current assets held for sale	6,871
Property, plant and equipment - net	2,735
Goodwill	2,781
Other noncurrent assets	6
Total noncurrent assets held for sale	5,522
Total assets held for sale	$12,393

Liabilities of business held for sale:
Accounts payable	$1,284
Accrued expenses and other current liabilities	1,809
Total current liabilities of business held for sale	3,093
Other noncurrent liabilities	166
Total liabilities of business held for sale	$3,259

In addition, the Electronics Cooling business had cash of $1,156 at March 31, 2008, that was included in cash and cash equivalents on the consolidated balance sheets, and the cash balance was not included in the sales transaction.

The following results of the Electronics Cooling business have been presented as earnings from discontinued operations in the consolidated statement of earnings:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Period of April 1, 2008 to May 1, 2008	Three months ended June 30, 2007

Net sales	$2,320	$7,544
Cost of sales and other expenses	2,067	7,241
Earnings before income taxes	253	303
Provision for income taxes	78	49
Earnings from discontinued operations	$175	$254

Note 14: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2009, by segment and in the aggregate, are summarized in the following table:

	OE -	OE -	South	Commercial
	Asia	Europe	America	Products	Total

Balance, March 31, 2008	$522	$10,518	$14,066	$19,726	$44,832
Fluctuations in foreign currency	(1)	(30)	1,327	68	1,364
Balance, June 30, 2008	$521	$10,488	$15,393	$19,794	$46,196

Intangible assets are comprised of the following:

	June 30, 2008			March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,761)	$191	$3,952	$(3,696)	$256
Trademarks	10,635	(2,245)	8,390	10,605	(2,062)	8,543
ther intangibles	445	(238)	207	511	(196)	315
Total amortized intangible assets	15,032	(6,244)	8,788	15,068	(5,954)	9,114
Unamortized intangible assets:
Tradename	1,063	-	1,063	1,371	-	1,371
Total intangible assets	$16,095	$(6,244)	$9,851	$16,439	$(5,954)	$10,485

Amortization expense for the three months ended June 30, 2008 and 2007 was $272 and $306, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2009 through 2014 and beyond is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2009	$807
2010	1,079
2011	821
2012	821
2013	728
2014 & Beyond	4,532

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 30, 2008 and March 31, 2008, approximately 48 percent and 51 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term intercompany loans that are sensitive to foreign exchange rates.  At June 30, 2008, the Company had a 19,295,000 won ($18,438 U.S. equivalent), 8-yr loan with its wholly owned subsidiary Modine Korea, LLC that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not being treated as a hedge, and accordingly, transaction gains or losses on the derivative instrument are being recorded in other income – net in the consolidated statement of earnings and acts to offset any currency movement on the outstanding loan receivable.  During the first quarter of fiscal 2009, Modine Korea, LLC paid 4,800,000 won ($4,557 U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the purchased option contract to reflect the payment.

At June 30, 2008, the Company also had two inter-company loans totaling $19,541 with its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15,000) of the two inter-company loans.  The smaller inter-company loan ($4,541) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations.  The derivative instrument is not being treated as a hedge and, accordingly, transaction gains or losses on the derivative are being recorded in other income – net in the consolidated statement of earnings and acts to offset any currency movement on the outstanding loan receivable.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company also has other inter-company loans outstanding at June 30, 2008 as follows:
•	$1,121 loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$9,150 between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1,759 loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

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

Commodity Derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended June 30, 2008 and 2007, $657 and $1,322, respectively, of income was recorded in the consolidated statement of earnings at the same time the underlying transactions impacted earnings.  At June 30, 2008, $1,229 of unrealized losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next six months.

During the three months ended June 30, 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore, gains and losses on these contracts are recorded directly in the consolidated statements of earnings.  During the three months ended June 30, 2008, $293 of expense was recorded in cost of sales related to these futures contracts.

Interest rate derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income, and are being amortized to interest expense over the respective lives of the borrowings.

During the three months ended June 30, 2008 and 2007, $52 and $122 of expense, respectively, was recorded in the consolidated statements of earnings related to the amortization of the interest rate derivative losses.  At June 30, 2008, $1,745 of net unrealized losses remains deferred in accumulated other comprehensive income.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 17: Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements”, as of April 1, 2008, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS No. 157 also specifies a fair value obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, the Company used quoted market prices to determine fair value and classified such measurements with Level 1.  In some cases, where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Trading securities
The Company’s trading securities are a mix of various investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets (such as New York Stock Exchange (NYSE)) and are classified within Level 1 of the valuation hierarchy.

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include currency options and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counter parties that have long-term credit ratings of BBB – or better.

The Company measures fair values assuming that the unit of account is an individual derivative transaction and that derivatives are sold or transferred on a stand-alone basis.  Therefore, derivative assets and liabilities are presented on a gross basis without consideration of master netting arrangements.  The Company estimates the fair value of these derivative instruments based on dealer quotes as the dealer is willing to settle at the quoted prices.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

Index

\MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Deferred compensation obligation
The fair value of the deferred compensation obligation is recorded at the fair value of the investments held by the deferred compensation trust.  As noted above, the fair values are the market values directly from active markets (such as NYSE) and are classified within Level 1 of the valuation hierarchy.

For the three months ended June 30, 2008, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,373	$-	$-	$2,373
Derivative financial instruments	-	3,557	-	3,557
Total assets	$2,373	$3,557	$-	$5,930

Liabilities:
Derivative financial instruments	$-	$443	$-	$443
Deferred compensation obligation	-	2,654	-	2,654
Total liabilitites	$-	$3,097	$-	$3,097

Note 18: Product Warranties and Other Commitments

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

Changes in the warranty liability were as follows:
	Three months ended June 30
	2008	2007
Balance, April 1	$15,790	$14,152
Accruals for warranties issued in current period	1,966	1,379
(Reversals) accruals related to pre-existing warranties	(374)	213
Settlements made	(3,877)	(2,566)
Effect of exchange rate changes	10	127
Balance, June 30	$13,515	$13,305

Commitments: At June 30, 2008, the Company had capital expenditure commitments of $50,013.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America, along with the expansion in Asia.  The Company also utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company’s facilities or at other outside facilities.  In these cases, the Company has arrangements with the vendor to use the material within a specific period of time.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 19: Segment Information

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

	Three months ended June 30
	2008	2007
Sales :
Original Equipment - Asia	$65,639	$69,893
Original Equipment - Europe	217,128	176,801
Original Equipment - North America	133,195	128,150
South America	41,346	29,394
Commercial Products	48,884	45,533
Fuel Cell	1,144	439
Segment sales	507,336	450,210
Corporate and administrative	849	1,301
Eliminations	(8,466)	(7,275)
Sales from continuing operations	$499,719	$444,236

Operating earnings (loss):
Original Equipment - Asia	$(754)	$379
Original Equipment - Europe	26,856	21,627
Original Equipment - North America	(4,197)	1,043
South America	4,190	2,594
Commercial Products	3,873	2,165
Fuel Cell	(937)	(651)
Segment earnings	29,031	27,157
Corporate and administrative	(13,670)	(12,963)
Eliminations	35	40
Other items not allocated to segments	(954)	474
Earnings from continuing operations before income taxes	$14,442	$14,708

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	June 30, 2008	March 31, 2008
Assets:
Original Equipment - Asia	$145,777	$159,718
Original Equipment - Europe	501,607	489,512
Original Equipment - North America	219,049	213,707
South America	102,484	99,289
Commercial Products	105,786	96,120
Fuel Cell	1,817	1,737
Corporate and administrative	110,474	118,316
Assets held for sale	-	12,393
Eliminations	(12,496)	(22,509)
Total assets	$1,174,498	$1,168,283

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.

Environmental:  At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of two sites with which the Company had involvement. These sites include Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), and a scrap metal site, Chemetco (Illinois). These sites are not Company owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Costs anticipated for the settlement of these currently active sites cannot be reasonably defined at this time and have not been accrued.  The costs to Modine, however, are not expected to be material at those sites based upon Modine’s relatively small portion of contributed materials.

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

Personal injury actions:  The Company, along with Rohm and Haas Company and Morton International, was named as a defendant in twenty-four separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), including one case filed at the end of the third quarter of fiscal 2008, and in a potential class action matter filed in the United States District Court, Eastern District of Pennsylvania.  The PCCP cases involve allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action seeks damages for medical monitoring and property value diminution for a class of residents of a community that are allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  Plaintiffs' counsel threatened to file further personal injury cases.  The Company mediated these cases in December, 2007 and has executed agreements with Plaintiffs’ counsel settling the PCCP cases and the class action.  The Company has been dismissed from the PCCP cases with prejudice and the federal case is pending a final fairness hearing in late August 2008 at which time it is expected that the Company will also be dismissed with prejudice from that case at the conclusion of the final hearing.

Index

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

Other litigation:  In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the second quarter of fiscal 2008.  The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.  The outcome of the appeal which was decided subsequent to the end of the first quarter of fiscal 2009 was favorable to the Company.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $4,405 and $4,320 at June 30, 2008 and March 31, 2008, respectively.  No additional reserves were recorded during the three months ended June 30, 2008 or June 30, 2007.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Note 21: Subsequent Event

On July 18, 2008, the Company entered into a three-year, $175,000 Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.   The credit agreement amends and restates the Company’s existing five-year, $200,000 revolving credit facility, which had been due to expire in October 2009.  The principal financial covenants of the facility, including leverage and interest coverage, remain unchanged from the covenants to which the Company was subject prior to entering into this agreement.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2008 refers to the first quarter of fiscal 2009.  Prior to April 1, 2008, the majority of our subsidiaries outside the United States reported operating results with a one-month lag.  This reporting lag was eliminated during the first quarter of fiscal 2009.  The fiscal 2008 information was revised to reflect this change for comparability.  See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. of this report.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2009 were $500 million, representing a 12 percent increase from the first quarter of fiscal 2008.  The growth in revenues was driven by foreign currency exchange rate changes and strength in the Original Equipment – Europe, South America and Commercial Products segment sales volumes.  These strong volumes were partially offset by continued stress on the North American sales volumes related to ongoing weakness in the North American truck market.  Earnings from continuing operations before income taxes were comparable year-over-year.  Earnings from continuing operations decreased $4 million from the first quarter of fiscal 2008 driven by the increase in the provision for income taxes due to tax valuation allowance charges against deferred tax assets in the U.S. and South Korea.  During the first quarter of fiscal 2009, the Electronics Cooling business was sold resulting in a gain of $1 million.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 30, 2008 and 2007:

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	499.7	100.0%	444.2	100.0%
Cost of sales	421.4	84.3%	373.9	84.2%
Gross profit	78.3	15.7%	70.3	15.8%
Selling, general and administrative expenses	62.8	12.6%	56.3	12.7%
Restructuring income	-	-	(0.2)	-
Impairment of long-lived assets	0.1	0.0%	-	-
Income from operations	15.4	3.1%	14.2	3.2%
Interest expense	3.1	0.6%	2.7	0.6%
Other income - net	(2.1)	-0.4%	(3.2)	-0.7%
Earnings from continuing operations before income taxes	14.4	2.9%	14.7	3.3%
Provision for income taxes	7.6	1.5%	4.0	0.9%
Earnings from continuing operations	6.8	1.4%	10.7	2.4%

First quarter net sales of $499.7 million were 12.5 percent higher than the $444.2 million reported in the first quarter of last year.  The increase in revenues was driven by foreign currency exchange rate changes as well as a shift in the sales mix.  Foreign currency exchange rate changes contributed to 7.1 percent of the increase, while underlying sales increases contributed to 5.4 percent of the increase.  Significant sales volume increases were experienced in the Original Equipment – Europe, South America and Commercial Products segments.

During the first quarter of fiscal 2009, gross margin of 15.7 percent was consistent with 15.8 percent for last year’s first quarter.  The slight decrease in gross margin reflects the impact of annual customer price downs and internal operating inefficiencies, offset by purchasing savings and a favorable net impact from commodity pricing.

Index

Selling, general and administrative (SG&A) expenses increased $6.5 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.  The increase in SG&A expenses is primarily related to $2.5 million of higher costs due to the impact of foreign currency exchange rate changes, the ongoing expansion in the Original Equipment – Asia segment and consulting fees of $1.3 million incurred in the Original Equipment – North America segment related to previously announced restructuring activities.

Income from operations increased $1.2 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, primarily driven by the impact of increased sales volumes.

Interest expense increased $0.4 million over the comparable quarter, primarily driven by increased outstanding borrowings as the Company continues to fund capital expenditures and pursue growth opportunities.

Other income decreased $1.1 million from the prior year’s first quarter.  This decrease was primarily related to foreign currency exchange losses on an inter-company loan with our wholly owned subsidiary, Modine Korea during the first quarter of fiscal 2009.

The provision for income taxes increased $3.6 million to $7.6 million in the first quarter of fiscal 2009 from $4.0 million in the first quarter of fiscal 2008.  In addition, the effective income tax rate increased to 53.2 percent from 26.9 percent over this same period.  During the first quarter of fiscal 2009, the Company recorded tax valuation allowance charges of $5.3 million against net deferred tax assets in the U.S. and South Korea, which was the primary factor contributing to this increase in the provision for income taxes.

Earnings from continuing operations decreased $3.9 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.  In addition, diluted earnings per share from continuing operations decreased $0.12 to $0.21 per share from $0.33 per share for this same period last year.  The increase in income taxes was the primary driver of this decrease.

DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, we announced our intention to explore strategic alternatives for our Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold during the first quarter of fiscal 2009 for $13.3 million, resulting in a gain on sale of $0.8 million.

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	65.6	100.0%	69.9	100.0%
Cost of sales	59.8	91.2%	63.9	91.4%
Gross profit	5.8	8.8%	6.0	8.6%
Selling, general and administrative expenses	6.6	10.1%	5.6	8.0%
(Loss) income from continuing operations	(0.8)	-1.2%	0.4	0.6%

Original Equipment – Asia net sales decreased $4.3 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 due to an unfavorable foreign currency exchange impact of $5.4 million.  Underlying sales increased $1.1 million for condenser and bus air conditioning products.  Gross margin remained relatively consistent year-over-year at 8.8 percent during the first quarter of fiscal 2009 and 8.6 percent during the first quarter of fiscal 2008.  SG&A expenses increased $1.0 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 due to the ongoing expansion in this region, primarily with the continued construction of our new facilities in China and India.  Loss from operations of $0.8 million in the first quarter of fiscal 2009 decreased from the income from operations of $0.4 million generated in the same period last year due primarily to the increase in SG&A expenses.

Index

Original Equipment - Europe

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	217.1	100.0%	176.8	100.0%
Cost of sales	175.4	80.8%	142.0	80.3%
Gross profit	41.7	19.2%	34.8	19.7%
Selling, general and administrative expenses	14.8	6.8%	13.2	7.5%
Income from continuing operations	26.9	12.4%	21.6	12.2%

Original Equipment – Europe net sales increased $40.3 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, driven by growth in powertrain cooling and engine related products in the heavy duty business, condenser sales, modest strength in the automotive business and a $29.9 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $6.9 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009; however, gross margin decreased 50 basis points to 19.2 percent from 19.7 percent over this same period.  The decline in gross margin was primarily driven by repositioning costs incurred related to the closure of the Tübingen, Germany facility.  In addition, product mix changes toward lower margin products also contributed to the decline in gross margin.  SG&A expenses increased $1.6 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 due to a $2.0 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses decreased 70 basis points as a percentage of sales to 6.8 percent for the first quarter of fiscal 2009 as SG&A expenditures were held relatively consistent on an increasing sales basis.  Income from operations increased $5.3 million, primarily due to the increase in sales.

Original Equipment - North America

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	133.2	100.0%	128.2	100.0%
Cost of sales	125.4	94.1%	116.8	91.1%
Gross profit	7.8	5.9%	11.4	8.9%
Selling, general and administrative expenses	12.0	9.0%	10.6	8.3%
Restructuring income	(0.1)	-0.1%	(0.2)	-0.2%
Impairment of long-lived assets	0.1	0.1%	-	0.0%
(Loss) income from continuing operations	(4.2)	-3.2%	1.0	0.8%

Original Equipment – North America net sales increased $5.0 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, primarily driven by improved truck sales volumes.  Gross margin decreased 300 basis points to 5.9 percent during the first quarter of fiscal 2009 from 8.9 percent during the first quarter of fiscal 2008.  This deterioration in gross margin was driven by the manufacturing realignment currently in progress in North America coupled with strong demands in certain product lines.   This includes the closing of operating facilities, transferring and consolidating product lines and launching new product lines which has caused operating inefficiencies and impacted gross margin.  SG&A expenses increased $1.4 million primarily due to consulting fees incurred in connection with the manufacturing realignment.  Loss from continuing operations of $4.2 million reflected a decrease of $5.2 million from income from continuing operations of $1.0 million for the first quarter of fiscal 2008 primarily due to the significant decrease in gross margin and increased SG&A costs.

Index

South America

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	41.3	100.0%	29.4	100.0%
Cost of sales	32.0	77.5%	23.2	78.9%
Gross profit	9.3	22.5%	6.2	21.1%
Selling, general and administrative expenses	5.1	12.3%	3.6	12.2%
Income from continuing operations	4.2	10.2%	2.6	8.8%

South America net sales increased $11.9 million, or 40.5 percent from the first quarter of fiscal 2008 to the first quarter of fiscal 2009, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy.  In addition, foreign currency exchange rate changes favorably impacted sales by $6.8 million.  Gross margin increased from 21.1 percent during the first quarter of fiscal 2008 to 22.5 percent in the first quarter of fiscal 2009, driven by lower material procurement costs.  SG&A expenses increased $1.5 million in support of the growth in sales volume.  Income from continuing operations improved $1.6 million based largely on the increased sales volumes and improved gross margin.

Commercial Products

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	48.9	100.0%	45.5	100.0%
Cost of sales	38.1	77.9%	36.1	79.3%
Gross profit	10.8	22.1%	9.4	20.7%
Selling, general and administrative expenses	6.9	14.1%	7.2	15.8%
Income from continuing operations	3.9	8.0%	2.2	4.8%

Commercial Products net sales increased $3.4 million from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.  This increase is primarily driven by strength in air conditioning sales and the success of new energy efficient product launches.  Gross margin increased 140 basis points to 22.1 percent during the first quarter of fiscal 2009 from 20.7 percent during the first quarter of fiscal 2008 as the result of labor performance improvements.  SG&A expenses decreased slightly from the first quarter of fiscal 2008 to the first quarter of fiscal 2009 yet decreased 170 basis points as a percentage of sales due to cost reduction efforts.  Income from continuing operations improved to $3.9 million in the first quarter of fiscal 2009 from $2.2 million in the first quarter of fiscal 2008 due to the increased sales.

Index

Fuel Cell

For the three months ended June 30	2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	1.1	100.0%	0.4	100.0%
Cost of sales	1.0	90.9%	0.4	100.0%
Gross profit	0.1	9.1%	0.0	0.0%
Selling, general and administrative expenses	1.0	90.9%	0.7	175.0%
Loss from continuing operations	(0.9)	-81.8%	(0.7)	-175.0%

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

Cash provided by operating activities for the three months ended June 30, 2008 was $15.1 million compared to cash used by operating activities of $6.8 million for the three months ended June 30, 2007.  The difference is largely due to the reduction in accounts receivable.  Working capital of $208.2 million at the end of the first quarter of fiscal 2009 was higher than the prior year-end balance of $194.4 million, primarily due to increased inventory levels to support growing sales volumes within the Company.  Inventory turns decreased slightly from 12.6 at the end of the first quarter of fiscal 2008 to 12.3 at the end of the first quarter of fiscal 2009.  Days sales outstanding decreased from 55 days for the first quarter of fiscal 2008 to 52 days for the first quarter of fiscal 2009.

At June 30, 2008, the Company had capital expenditure commitments of $50.0 million.  Significant capital expenditure commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America.  We anticipate our capital spending, net of potential dispositions, in fiscal 2009 to be near our current depreciation levels.  Modine believes that its internally generated operating cash flow and existing cash balances, together with access to available external borrowing, will be sufficient to satisfy future operating, capital expenditure and strategic business opportunity costs.

Error in Fiscal 2008 Statement of Cash Flows: During the preparation of the fiscal 2009 first quarter Form 10-Q, the Company identified a clerical error in accounting for book overdrafts in its fiscal 2008 statement of cash flows which affected cash flows from operating activities and cash flows from financing activities.  Cash provided by operating activities and cash provided by financing activities should have been $84.7 million and $8.7 million, respectively, versus the $67.4 million and $26.0 million, respectively, which were previously disclosed.  This error had no impact on the consolidated statement of operations and consolidated balance sheet for fiscal 2008.  After considering both quantitative and qualitative factors, the Company determined that the error was not material and the cash flow presentation will be revised for this error in the fiscal 2009 Form 10-K.

Debt

Outstanding debt decreased $2.1 million to $229.5 million at June 30, 2008 from the March 31, 2008 balance of $231.6 million comprised of a $1.0 million decrease in domestic long-term debt and a $1.1 million decrease in international debt.

Index

Consolidated available lines of credit decreased $9.5 million to $167.1 million since March 31, 2008.  An additional $75.0 million was available on the credit line revolver, subject to lenders’ approval, bringing the total available up to $242.1 million.  Domestically, Modine's unused lines of credit increased $1.0 million to $132.0 million. Unused lines of credit also exist in Europe, South Korea and Brazil, and totaled $35.1 million, in the aggregate, at June 30, 2008.  Total debt-to-capital ratio (total debt plus shareholders’ equity) at June 30, 2008 was 31.8 percent compared with 32.4 percent at the end of fiscal 2008.

Certain of the Company’s debt agreements require it to maintain specific financial ratios and place certain limitations on dividend payments and the acquisition of our common stock.  We were in compliance with all financial ratios at June 30, 2008.

We assess our ability to meet the earnings before interest and taxes (EBIT) to interest expense ratio (interest expense coverage ratio) based on an analysis of the Company’s fiscal 2009 and 2010 plans.  We conducted a sensitivity analysis of our fiscal 2009 plan against our financial covenants, with particular focus on a quarterly review of the anticipated fiscal 2009 results.  This sensitivity analysis identified that we have a minimum of approximately $8 million of quarterly EBIT “cushion” under the interest coverage ratio beginning with the second quarter of fiscal 2009 and ending with the fourth quarter of fiscal 2009.  This quarterly EBIT “cushion” has improved slightly from the minimum of a $6 million cushion projected at the end of the fourth quarter of fiscal 2008.  The ongoing achievement of our plan is critical to remaining in compliance with the financial covenants, and we believe that the plan is achievable.  Therefore management anticipates that we will remain in compliance with the interest coverage ratio through fiscal 2009, with ongoing compliance thereafter.  The other significant financial covenant included within our debt agreements is a debt-to-earnings before interest, taxes, depreciation and amortization (EBITDA) ratio (leverage ratio).  Our EBITDA “cushion” within the leverage ratio is substantially greater than our EBIT “cushion”.

Our ongoing ability to remain in compliance with the financial covenants assumes a debt level relatively consistent with the March 31, 2008 balance of $231.6 million.  The Company believes that this is an achievable assumption based on the availability of cash provided by operating activities, as well as additional sources of cash.  We will continue to tightly manage our anticipated capital spending in fiscal 2009 and fiscal 2010, and anticipate this spending, net of potential dispositions, to be near our current depreciation levels.   To the extent that these sources of cash are not sufficient to fully fund our cash requirements, we currently estimate that we could incur additional borrowings averaging approximately $92.0 million under our domestic unused lines of credit without violating a financial covenant, although this level of borrowing would nearly eliminate our EBIT “cushion”.

On July 18, 2008, the Company entered into a three-year, $175,000 Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.   The credit agreement amends and restates our existing five-year, $200,000 revolving credit facility, which had been due to expire in October 2009.  The principal financial covenants of the new facility, including leverage and interest coverage, remain unchanged from the previous covenant requirements.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The following is an updated discussion of certain critical accounting policies previously included in our Annual Report on Form 10-K for the year ended March 31, 2008.  All other accounting policies previously disclosed remain applicable for fiscal 2008.

Consolidation principles:  The consolidated financial statements include the accounts of the Company and our majority-owned or Modine-controlled subsidiaries.  Material intercompany transactions and balances are eliminated in consolidation.  Prior to April 1, 2008, the operations of most subsidiaries outside the United States were included in the annual and interim consolidated financial statements on a one-month lag in order to facilitate a timely consolidation.

Index

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3,476 which includes a cumulative effect of an accounting change of $6,154, net of income tax effect.

In addition, Modine changed the reporting month end of our domestic operations from the 26th day of the month to the last day of the month for each month except March.  The Company’s fiscal year-end will remain March 31st.  We have not retrospectively applied this change in accounting principle since it is impracticable to do so as period end closing data as of the end of each month for prior periods is not available.  Management believes the impact to the results of operations, consolidated balance sheets and cash flows to be immaterial for all prior periods.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”.  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  We are currently assessing the potential impact of this standard on our consolidated financial statements; however, the adoption will not have an impact on previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Our consolidated subsidiaries are wholly owned and as such no minority interests are currently reported in our consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for us on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   Based upon our current portfolio of investments in affiliates, we do not anticipate that adoption of this standard will have a material impact on our consolidated financial statements.

Index

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for us during the fourth quarter of fiscal 2009.  Early adoption is encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We are currently evaluating the impact this statement will have on our financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature.  This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy.  SFAS No. 162 will become effective 60 days following U.S. Securities and Exchange Commission approval.  We do not anticipate that adoption of this standard will have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  FSP 03-6-1 is effective for us during the first quarter of fiscal 2010, and requires all prior-period earnings per share data to be adjusted retrospectively.  Early adoption is not allowed.  While we do have unvested retention stock awards that earn non-forfeitable dividends, the adoption of FSP 03-6-1 is not expected to have a material impact on earnings per share.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $8.5 million as of June 30, 2008.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. of Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.  Other risks and uncertainties include, but are not limited to, the following:

•	Modine’s ability to successfully implement its current and impending restructuring plans so that we achieve the targeted cost reductions desired;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring programs while investing for future growth;

Index

•
Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches and the Company’s ability to avoid inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to remain in compliance with its existing debt agreements;

•	Modine’s ability to execute its long-term financial plan;

•	Modine’s ability to obtain commercial and operational concessions and improved profitability in its South Korean business;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Modine’s ability to maintain its market share when its customers experience pricing pressures and excess capacity issues;

•	Modine’s ability to increase its gross margin by producing products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing business;

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

•	The cyclical nature of the vehicular industry;

Index

•	Changes in the anticipated sales mix;

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs; and

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk Management

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, South Korea, India and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the South Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  The Company's favorable currency translation adjustments recorded for the three months ended June 30, 2008 and for the twelve months ended March 31, 2008 were $2.8 million and $54.5 million, respectively.  At June 30, 2008 and March 31, 2008, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $188.4 million and $156.9 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $18.8 million and $15.7 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

As of June 30, 2008 the foreign-denominated, long-term debt matures as follows:

Index

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$201	$175	$195	$215	$236	$1,546	$2,568
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-
term inter-company loans that are sensitive to foreign exchange rates.  At June 30, 2008, the Company has a 19.3 billion won, ($18.4 million U.S. equivalent), 8-year loan with its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not treated as a hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income – net in the consolidated statement of earnings and acts to offset any currency movement on the outstanding loan receivable.  During the first quarter of fiscal 2009, Modine Korea, LLC paid 4.8 billion won ($4.6 million U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the zero cost collar to reflect the payment.

At June 30, 2008, the Company also had two inter-company loans totaling $19.5 million with its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15.0 million) of the two inter-company loans.  The smaller inter-company loan ($4.5 million) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations.  The derivative instrument is not treated as a hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other income – net in the consolidated statement of earnings and acts to offset any currency movement on the outstanding loan receivable.

The Company also has other inter-company loans outstanding at June 30, 2008 as follows:

•	$1.1 million loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$9.1 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1.8 million loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments which hedges this exposure.

Interest Rate Risk Management

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivates to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income and are amortized to interest expense over the respective lives of the borrowings.  During the three months ended June 30, 2008, $0.1 million of expense was recorded in the consolidated statement of earnings related to the amortization of interest rate derivative losses.  At June 30, 2008, $1.8 million of net unrealized losses remain deferred in accumulated other comprehensive income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term obligations included in the previous table).  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $153.1 million at June 30, 2008.

Index

As of June 30, 2008, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$201	$175	$195	$215	$236	$1,546	$2,568
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.65%	-
Variable rate (U.S. dollars)	-	-	$68,000	-	-	-	$68,000
Average interest rate	-	-	4.10%	-	-	-	-

Credit Risk Management

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 48 percent of the trade receivables balance at June 30, 2008 was concentrated in the Company's top ten customers.  Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

Economic Risk Management

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations and potentially result in the impairment of related assets.

The Company continues to monitor economic conditions in the U.S. and elsewhere.  As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

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

Index

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

Commodity Price Risk Management

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum and natural gas hedging strategy by entering into fixed price contracts to help offset changing commodity prices. The Company utilizes collars for certain forecasted copper purchases, and also enters into forward contracts for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

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

As of June 30, 2008, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the $15.0 million intercompany loan with Modine Brazil, which are discussed under the section entitled “Foreign Currency Risk”.  Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

Index

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Commodity derivatives:  As further noted above under the section entitled “Commodity Price Risk”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended June 30, 2008, $0.7 million of income was recorded in the consolidated statement of earnings at the same time the underlying transactions impacted earnings.  At June 30, 2008, $1.2 million of unrealized losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next six months.

During the three months ended June 30, 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of earnings.  At June 30, 2008, $0.3 million of expense was recorded in cost of sales related to these futures contracts.

Interest rate derivatives: As further noted above under the section entitled “Interest Rate Risk”, the Company has, from time to time, entered into interest rate derivates to manage the variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income and are amortized to interest expense over the respective lives of the borrowings.

Item 4.  Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the fiscal 2008 Form 10-K, the President and Chief Executive Officer and Executive Vice President - Corporate Strategy and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of June 30, 2008.

As more fully set forth in Item 9A, “Controls and Procedures,” of the fiscal 2008 Form 10-K, management concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2008 because of the existence at that date of a material weakness in internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness is described below (reproduced from Item 9A of the fiscal 2008 Form 10-K).

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

Index

The Company continues to take steps to remediate the material weakness noted in the annual report on Form 10-K for the fiscal year ended March 31, 2008. The Company is currently developing and refining a standardized work-plan for the financial accounting group in Europe, which includes required actions and monitoring activities. The Company plans to fully implement the work-plan during the second quarter of fiscal 2009.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2009 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its first quarter of fiscal 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	19,803 (1)	$14.57 (2)	——	—— (3)

May 1 – May 31, 2008	11,337 (1)	$17.38 (2)	——	—— (3)

June 1 – June 30, 2008	—— (1)	—— (2)	——	—— (3)

Total	31,140 (1)	$15.59 (2)	——	—— (3)

Index

(1)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy the person’s tax withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

(2)	The stated price does not include any commission paid.

(3)
There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of one program.  The Company does not know at this time the number of shares that will be purchased under this portion of the program.  In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted awards or by the directors upon award of unrestricted shares.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding restricted stock awards was 193,204 with a value of $2,389,933 at June 30, 2008.  Generally, the tax withholding obligation on such shares is approximately 40 percent of the value of the shares when they vest.  The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 17, 2008.  A quorum was present at the Annual Meeting with 30,300,172 shares out of 32,262,884 (93.91 percent) entitled to cast votes represented either in person or by proxy.

Election of Directors

The shareholders voted to elect Frank P. Incropera, Vincent L. Martin, Bradley C. Richardson and Marsha C. Williams to serve as directors until the 2011 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  The results of the vote were as follows:

Director	Votes For	Votes Withheld

Frank P. Incropera	29,159,127	1,141,046
Vincent L. Martin	29,101,459	1,198,713
Bradley C. Richardson	28,936,231	1,363,941
Marsha C. Williams	29,139,273	1,160,899

Directors whose terms of office continue past the Annual meeting of Shareholders are Frank W. Jones, Dennis J. Kuester, Michael T. Yonker, Thomas A. Burke, Charles P. Cooley and Gary L. Neale.

Index

Approval of the 2008 Incentive Compensation Plan

The shareholders approved the Modine Manufacturing Company 2008 Incentive Compensation Plan with 20,820,500 votes for the plan, 5,182,732 votes against, 81,977 votes abstaining and 4,214,963 broker non-votes.

Ratification of Independent Registered Public Accounting Firm

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm with 30,119,538 votes for ratification, 127,875 votes against and 52,757 votes abstaining.

Majority Voting Standard for the Election of Directors

The shareholders approved a shareholder proposal requesting the adoption of a majority voting standard for the election of directors with 21,548,035 votes for the proposal, 2,035,644 votes against and 6,716,491 votes abstaining.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
10.1
Amended and Restated Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers, if any, the Lenders, and JPMorgan Chase Bank, N.A. as Agent, as LC Issuer and Swing Line Lender dated as of July 18, 2008
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2008 (“July 17, 2008 Form 8-K”)

10.2	2008 Incentive Compensation Plan	Exhibit 10.2 to July 17, 2008 Form 8-K

10.3	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke, Bradley C. Richardson and Anthony C. DeVuono	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4	Retirement Agreement between the Registrant and David B. Rayburn dated as of March 31, 2008.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 1, 2008

18.1	Preferability letter from Pricewaterhouse Coopers LLP regarding a change in accounting principle dated August 11, 2008		X

31.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President – Corporate
   Strategy and Chief Financial Officer *

Date:  August 11, 2008

* Executing as both the principal financial officer and a duly authorized officer of the Company