Form 10-Q
period 2008-09-30
MODINE MANUFACTURING CO
filed 2008-11-10
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,802,071 at November 4, 2008.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Net sales	$433,263	$428,657	$932,982	$872,893
Cost of sales	378,324	366,718	799,743	740,754
Gross profit	54,939	61,939	133,239	132,139
Selling, general and administrative expenses	61,601	54,763	124,423	110,969
Restructuring expense (income)	2,871	(79)	2,819	(319)
Impairment of long-lived assets	3,031	-	3,165	-
(Loss) income from operations	(12,564)	7,255	2,832	21,489
Interest expense	3,110	2,930	6,236	5,705
Other expense (income) – net	1,010	(1,300)	(1,162)	(4,549)
(Loss) earnings from continuing operations before income taxes	(16,684)	5,625	(2,242)	20,333
(Benefit from) provision for income taxes	(2,620)	(4,601)	5,059	(640)
(Loss) earnings from continuing operations	(14,064)	10,226	(7,301)	20,973
(Loss) earnings from discontinued operations (net of income taxes)	(10)	132	165	386
Gain on sale of discontinued operations (net of income taxes)	848	-	1,697	-
Net (loss) earnings	$(13,226)	$10,358	$(5,439)	$21,359

(Loss) earnings per share of common stock – basic:
Continuing operations	$(0.44)	$0.32	$(0.23)	$0.66
(Loss) earnings from discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	0.03	-	0.05	-
Net (loss) earnings – basic	$(0.41)	$0.32	$(0.17)	$0.67

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(0.44)	$0.32	$(0.23)	$0.65
(Loss) earnings from discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	0.03	-	0.05	-
Net (loss) earnings – diluted	$(0.41)	$0.32	$(0.17)	$0.66

Dividends per share	$0.100	$0.175	$0.200	$0.350

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and March 31, 2008
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,690	$38,595
Short term investments	2,140	2,909
Trade receivables, less allowance for doubtful accounts of $1,850 and $2,218	238,267	294,935
Inventories	130,039	125,499
Assets held for sale	-	6,871
Deferred income taxes and other current assets	61,362	64,482
Total current assets	494,498	533,291
Noncurrent assets:
Property, plant and equipment – net	499,600	540,536
Investment in affiliates	20,533	23,692
Goodwill	40,410	44,832
Intangible assets – net	8,730	10,485
Assets held for sale	-	5,522
Other noncurrent assets	11,635	9,925
Total noncurrent assets	580,908	634,992
Total assets	$1,075,406	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$839	$4,352
Long-term debt – current portion	284	248
Accounts payable	172,138	193,228
Accrued compensation and employee benefits	69,957	68,885
Income taxes	5,026	16,562
Liabilities of business held for sale	-	3,093
Accrued expenses and other current liabilities	51,807	52,546
Total current liabilities	300,051	338,914
Noncurrent liabilities:
Long-term debt	254,620	227,013
Deferred income taxes	21,616	23,634
Pensions	29,556	34,142
Postretirement benefits	7,952	26,669
Liabilities of business held for sale	-	166
Other noncurrent liabilities	31,267	34,627
Total noncurrent liabilities	345,011	346,251
Total liabilities	645,062	685,165
Commitments and contingencies (See Note 21)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,802 and 32,788 shares	20,501	20,492
Additional paid-in capital	72,148	69,346
Retained earnings	334,070	345,966
Accumulated other comprehensive income	17,742	61,058
Treasury stock at cost: 528 and 495 shares	(13,817)	(13,303)
Deferred compensation trust	(300)	(441)
Total shareholders' equity	430,344	483,118
Total liabilities and shareholders' equity	$1,075,406	$1,168,283

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

	Six months ended September 30
	2008	2007

Cash flows from operating activities:
Net (loss) earnings	$(5,439)	$21,359
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	38,705	38,663
Other – net	(3,048)	(18,522)
Net changes in operating assets and liabilities, excluding dispositions	10,038	(18,817)
Net cash provided by operating activities	40,256	22,683

Cash flows from investing activities:
Expenditures for property, plant and equipment	(46,207)	(36,394)
Proceeds from dispositions of assets	10,638	8,435
Settlement of derivative contracts	599	194
Other – net	3,145	241
Net cash used for investing activities	(31,825)	(27,524)

Cash flows from financing activities:
Short-term debt – net	(3,289)	(710)
Additions to long-term debt	46,812	65,047
Reductions of long-term debt	(18,235)	(40,049)
Book overdrafts	2,959	7,071
Proceeds from exercise of stock options	18	664
Repurchase of common stock, treasury and retirement	(514)	(5,962)
Cash dividends paid	(6,451)	(11,337)
Other – net	-	101
Net cash provided by financing activities	21,300	14,825

Effect of exchange rate changes on cash	(5,636)	2,143
Net increase in cash and cash equivalents	24,095	12,127

Cash and cash equivalents at beginning of period	38,595	26,207
Cash and cash equivalents at end of period	$62,690	$38,334

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

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

Loss from continuing operations: During the three months ended September 30, 2008, the Company reported a loss from continuing operations of $16,684 which represents a significant reduction from the earnings from continuing operations of $5,625 reported for the three months ended September 30, 2007.  The decline in the current quarter results compared to the prior year is related to the following adverse factors:

•	The recent dramatic events in the global financial markets have created a significant downturn in the Company’s vehicular markets, especially within Europe and North America;
•
Sales volumes were adversely impacted by strike-related activities at a key customer in Asia, as well as the slower-than-anticipated recovery in the North American truck market subsequent to the January 1, 2007 emissions law changes;

•
The declining sales revenues and resulting underabsorption of fixed costs in the Company’s manufacturing facilities, as well as a shift in product mix toward lower margin business in the Original Equipment – Europe segment, contributed to a decline in gross margin;

•
The decline in gross margin was further impacted by operating inefficiencies experienced in the Original Equipment – North America segment based on the on-going realignment of the manufacturing operations through plant closures and new program launches;

•
Restructuring and repositioning charges totaled $5,229 related to the Company’s previously announced plans to close manufacturing facilities, as well as a workforce reduction announced during the second quarter of fiscal 2009;

•	Impairment charges of $3,031 were recorded in the second quarter of fiscal 2009 related to programs and assets which were either no longer in use or unable to support their asset bases;
•
Foreign exchange losses of $3,176 were recorded on inter-company loans based on the recent substantial strengthening of the U.S. dollar to the Brazilian real and South Korean won during the second quarter of fiscal 2009; and

•
Tax valuation allowance charges of $4,629 were recorded against net deferred tax assets in the U.S. and South Korea as the Company continues to assess that it is more likely than not that these assets will not be realized in the future.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In response to the near-term adverse conditions facing the Company and recent business performance, the Company continues to execute on the strategies of its four-point recovery plan, which includes manufacturing realignment, portfolio rationalization, selling, general and administrative expense reduction, and capital allocation discipline.  The Company is proceeding with the following actions through the four-point recovery plan designed to attain a more competitive cost base, improve the Company’s longer term competitiveness and more effectively capitalize on growth opportunities in its thermal management markets:

•	The closure of three manufacturing facilities in North America and one in Europe, which are expected to be closed by the end of fiscal 2011;
•	The intended divestiture of the Company’s South Korean-based vehicular heating, ventilation and air conditioning (HVAC) business;
•	Realignment of the Original Equipment – North America segment organizational structure resulting in early retirements and a reduction in our workforce at the Racine, Wisconsin, headquarters;
•	Elimination of post-retirement medical benefits for Medicare eligible participants;
•	The licensing of Modine-specific fuel cell technology to Bloom Energy for a one-time payment of $12 million;
•	The ramp-up of production at the newly opened manufacturing plants in China, Hungary and Mexico and the preparation for start of production at the new India facility in January 2009; and
•	Investment in a new facility in Austria, which is expected to open in mid-calendar year 2009 and replace a facility where demand has outgrown existing capacity.

Liquidity:  The Company’s unsecured debt agreements require it to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  The most restrictive limitations are quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 3.0 to 1.0 ratio (leverage ratio) and earnings before interest and taxes (EBIT) to interest expense of not less than a 1.75 to 1.0 ratio for the second and third quarters of fiscal 2009, increasing to a ratio of 2.25 to 1.0 for the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, and increasing to a ratio of 2.5 to 1.0 for fiscal quarters ending on or after September 30, 2009 (interest expense coverage ratio), as such terms are used in the debt agreements.  At September 30, 2008, the Company was in compliance with these financial ratios.

The Company closely evaluates its ability to remain in compliance with the interest expense coverage ratio based on the future increases in the required ratio, as well as the sensitivity of this covenant to changes in financial results.  Recent adverse trends have put additional pressure on the Company’s ability to remain in compliance with the interest expense coverage ratio, including the following trends:

•
Significant decline in the global financial markets and ensuing economic uncertainty has contributed to declining revenues in the Company’s European commercial vehicle and automotive markets, and in the Company’s North American commercial vehicle market;

•	Slower-than-anticipated recovery in the North American commercial vehicle market subsequent to the January 1, 2007 emission requirement changes; and
•
Manufacturing inefficiencies continued in the Original Equipment – North America segment related to new program launches and product line transfers in conjunction with our previously announced four-point recovery plan.

These downward trends are expected to continue to adversely affect the Company’s financial results in the third and fourth quarters of fiscal 2009.  Depending on the severity, duration and timing of the impact of these trends, the Company may need to work with its lenders to seek to obtain a waiver of or amend the interest expense coverage ratio covenant in the near future.  In contemplation of this possibility, the Company is developing a contingency plan that it would implement in the event that it is not able to obtain a waiver or amendment of the interest expense coverage ratio covenant with its lenders.  The Company believes that it will be able to maintain compliance with the interest expense coverage ratio covenant by either working with its lenders or through implementation of the contingency plan.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company believes that its internally generated operating cash flows and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures and strategic business opportunities.  If the Company is unable to meet the financial covenants, reach suitable resolution with its lenders or implement the contingency plan, its ability to access available lines of credit would be limited, its liquidity would be adversely affected and its debt obligations could be accelerated.  These could have a material adverse effect on the future results of operations, financial position and liquidity of the Company.

Note 2: Significant Accounting Policies and Change in Accounting Principles

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

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3,476 which includes a cumulative effect of an accounting change of $6,154, net of income tax effect.  The impact of this change in accounting principle to eliminate the one-month reporting lag for foreign subsidiaries is summarized below for the Company’s results of operations for the three and six months ended September 30, 2007, the cash flows for the six months ended September 30, 2007, and the consolidated balance sheet as of the end of fiscal 2008:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30, 2007			Six months ended September 30, 2007
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle
Net sales	$431,494	$(2,837)	$428,657	$875,567	$(2,674)	$872,893
Cost of sales	368,778	(2,060)	366,718	741,881	(1,127)	740,754
Gross profit	62,716	(777)	61,939	133,686	(1,547)	132,139
Selling, general and administrative expenses	55,550	(787)	54,763	110,512	457	110,969
Restructuring income	(79)	-	(79)	(319)	-	(319)
Income from operations	7,245	10	7,255	23,493	(2,004)	21,489
Interest expense	2,965	(35)	2,930	5,754	(49)	5,705
Other income – net	(147)	(1,153)	(1,300)	(4,276)	(273)	(4,549)
Earnings from continuing operations before income taxes	4,427	1,198	5,625	22,015	(1,682)	20,333
Benefit from income taxes	(5,503)	902	(4,601)	(311)	(329)	(640)
Earnings from continuing operations	9,930	296	10,226	22,326	(1,353)	20,973
Earnings from discontinued operations (net of income taxes)	132	-	132	386	-	386
Net earnings	$10,062	$296	$10,358	$22,712	$(1,353)	$21,359

Earnings per share of common stock – basic:
Continuing operations	$0.31	$0.01	$0.32	$0.70	$(0.04)	$0.66
Earnings from discontinued operations	-	-	-	0.01	-	0.01
Net earnings – basic	$0.31	$0.01	$0.32	$0.71	$(0.04)	$0.67

Earnings per share of common stock – diluted:
Continuing operations	$0.31	$0.01	$0.32	$0.69	$(0.04)	$0.65
Earnings from discontinued operations	-	-	-	0.01	-	0.01
Net earnings – diluted	$0.31	$0.01	$0.32	$0.70	$(0.04)	$0.66

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Six months ended September 30, 2007
	As Reported	Adjustments	After Change in Accounting Principle
Cash flows from operating activities:
Net earnings	$22,712	$(1,353)	$21,359
Adjustments to reconcile net earnings with net cash provided by operating activities:
Depreciation and amortization	38,423	240	38,663
Other – net	(18,522)	-	(18,522)
Net changes in operating assets and liabilities	(28,370)	9,553	(18,817)
Net cash provided by operating activities	14,243	8,440	22,683

Cash flows from investing activities:
Expenditures for property, plant and equipment	(34,348)	(2,046)	(36,394)
Proceeds from dispositions of assets	8,435	-	8,435
Settlement of derivative contracts	194	-	194
Other – net	241	-	241
Net cash used for investing activities	(25,478)	(2,046)	(27,524)

Cash flows from financing activities:
Short-term debt	8,037	(8,747)	(710)
Additions to long-term debt	65,012	35	65,047
Reductions of long-term debt	(38,118)	(1,931)	(40,049)
Book overdrafts	7,071	-	7,071
Proceeds from exercise of stock options	664	-	664
Repurchase of common stock, treasury and retirement	(5,962)	-	(5,962)
Cash dividends paid	(11,337)	-	(11,337)
Other – net	101	-	101
Net cash provided by financing activities	25,468	(10,643)	14,825

Effect of exchange rate changes on cash	757	1,386	2,143
Net increase in cash and cash equivalents	14,990	(2,863)	12,127

Cash and cash equivalents at beginning of period	21,227	4,980	26,207
Cash and cash equivalents at end of period	$36,217	$2,117	$38,334

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

Trade receivables and allowance for doubtful accounts:  Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms.  The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance.  The allowance is based on historical write-off experience and specific customer economic data.  The allowance for doubtful accounts is reviewed periodically and adjusted as necessary.  Utilizing age and size based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis.  Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected.  On September 25, 2008, the Company entered into an Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis.  During the three months ended September 30, 2008, the Company sold $5,914 of accounts receivable to provide additional financing capacity.  In compliance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140), sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the condensed consolidated statements of cash flows.  During the three and six months ended September 30, 2008, a $68 loss on the sale of accounts receivable was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Accounting standards changes and new accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted SFAS No. 157 and FSP 157-2 as of April 1, 2008 which did not have a material impact on the financial statements.  See Note 18 for further discussion.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 is effective for the Company during the fourth quarter of fiscal 2009.  Early adoption is encouraged.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company is currently evaluating the impact this statement will have on the financial statement disclosures.

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

Note 3: Employee Benefit Plans

Modine’s contributions to the defined contribution employee benefit plans for the three months ended September 30, 2008 and 2007 were $1,650 and $1,895, respectively.  Modine’s contributions to the defined contribution employee benefit plans for the six months ended September 30, 2008 and 2007 were $3,497 and $3,734, respectively.

In September 2008, the Company announced that effective January 1, 2009, the Modine Manufacturing Company Group Insurance Plan – Retiree Medical Plan is being modified to eliminate coverage for retired participants that are Medicare eligible.  This plan amendment resulted in a $14,283 reduction of the post-retirement benefit obligation, which has been reflected as a component of other comprehensive (loss) income, net of income taxes of $5,305, and will be amortized to earnings over the future service life of active participants.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

During the three and six months ended September 30, 2008, the Company recorded a settlement charge of $280 related to a settlement payment made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan were modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual earnings portion under the pension plan formula.  The Company recorded a pension curtailment gain of $4,214 during the three and six months ended September 30, 2007 to reflect this modification.

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 30, 2008 and 2007 include the following components:

	Three months ended September 30				Six months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$559	$681	$29	$83	$1,259	$1,468	$92	$166
Interest cost	3,647	3,384	304	447	7,139	7,230	768	894
Expected return on plan assets	(3,973)	(4,401)	-	-	(8,508)	(9,100)	-	-
Amortization of:
Unrecognized net loss (gain)	114	326	(28)	122	967	1,858	66	244
Unrecognized prior service cost	109	104	(195)	-	183	80	(189)	-
Unrecognized net asset	-	(5)	-	-	-	(12)	-	-
Adjustment for curtailment/settlement	280	(4,214)	-	-	280	(4,214)	-	-
Net periodic benefit cost (income)	$736	$(4,125)	$110	$652	$1,320	$(2,690)	$737	$1,304

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted and unrestricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $2,054 and $2,320 for the three months ended September 30, 2008 and 2007, respectively.  Modine recognized stock-based compensation cost of $2,794 and $3,674 for the six months ended September 30, 2008 and 2007, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  A new performance period begins each fiscal year so multiple performance periods, with separate goals, are operating simultaneously.  Based upon management’s assessment of probable attainment, $458 of compensation expense was reversed relative to the earnings per share component of the fiscal 2007-08 plan in the first quarter of fiscal 2008-09.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and six months ended September 30, 2008 and 2007:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30,
	2008		2007
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	-	$-	-	$-
Restricted common stock - retention	13.5	$14.06	11.2	$28.50
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	-	$-
Restricted common stock - performance based upon earnings per share growth	-	$-	149.6	$23.25

	Six months ended September 30,
	2008		2007
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	-	$-	0.3	$5.30
Restricted common stock - retention	17.1	$14.64	11.2	$28.50
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	101.8	$19.49	79.9	$23.60
Restricted common stock – performance based upon earnings per share growth	209.2	$16.66	149.6	$23.25

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Three and six months ended September 30,
	2008	2007
	Performance Awards	Options	Performance Awards
Expected life of awards in years	3	5	3
Risk-free interest rate	2.68%	4.58%	4.57%
Expected volatility of the Company's stock	36.00%	28.51%	29.60%
Expected dividend yield on the Company's stock	2.50%	3.32%	2.88%
Expected forfeiture rate	1.50%	1.50%	1.50%

As of September 30, 2008, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$73	2.3
Restricted common stock - retention	2,634	2.1
Restricted common stock - performance	5,438	2.2
Total	$8,145	2.2

Note 5: Other (Expense) Income – Net

Other (expense) income – net was comprised of the following:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Equity earnings of non-consolidated affiliates	$624	$587	$1,513	$1,276
Interest income	613	373	1,125	649
Foreign currency transactions	(2,519)	249	(2,063)	2,345
Other non-operating income - net	272	91	587	279
Total other (expense) income - net	$(1,010)	$1,300	$1,162	$4,549

Foreign currency transactions for the three and six months ended September 30, 2008 and 2007 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil.

Note 6: Income Taxes

For the three months ended September 30, 2008 and 2007, the Company’s effective income tax rate attributable to (loss) earnings from continuing operations before income taxes was -15.7 percent and -81.8 percent, respectively.  During the second quarter of fiscal 2009, the Company recorded a valuation allowance of $4,629 primarily against the net South Korean and U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the second quarter of fiscal 2008, the Company recorded a $2,735 benefit related to the impact of a favorable retroactive income tax law change in Germany which reduced the German income tax rate by 10 percentage points.  The change in the effective tax rate from the prior year primarily relates to the impact of the above-referenced valuation allowance charge and the impact of the German tax law change.

For the six months ended September 30, 2008 and 2007, the Company’s effective income tax rate attributable to (loss) earnings from continuing operations before income taxes was 225.6 percent and -3.1 percent, respectively.  The increase in the effective tax rate from the prior year primarily relates to the absence of the prior year favorable impact of foreign tax law changes and an increased valuation allowance charge of $9,956 primarily against the net South Korean and U.S. deferred tax assets offset by favorable foreign tax rate differentials.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  Circumstances may arise which make it difficult for the Company to determine a reasonable estimate of its annual effective tax rate for the fiscal year.  This is particularly true when small variations in the projected earnings or losses could result in a significant fluctuation in the estimated annual effective tax rate.  In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the Company has determined that a reliable estimate of its annual income tax rate cannot be made, and that the impact of the Company’s operations in the U.S. and South Korea should be removed from the effective tax rate methodology and recorded discretely based upon year-to-date results.  The effective tax rate methodology continues to be used for the majority of the Company’s other foreign operations.

The following is a reconciliation of the effective tax rate for the three and six months ended September 30, 2008:

	Three months ended September 30, 2008
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(26,899)	$10,215	$(16,684)

(Benefit from) provision for income taxes at federal statutory rate	$(9,415)	$3,575	$(5,840)	(35.0%)
Differential in foreign tax rates and state taxes	(181)	(1,301)	(1,482)	(8.9)
Valuation allowance	4,573	56	4,629	27.7
Other, net	(77)	150	73	0.5
(Benefit from) provision for income taxes	$(5,100)	$2,480	$(2,620)	(15.7%)

	Six months ended September 30, 2008
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(44,049)	$41,807	$(2,242)

(Benefit from) provision for income taxes at federal statutory rate	$(15,417)	$14,632	$(785)	(35.0%)
Differential in foreign tax rates and state taxes	(706)	(3,537)	(4,243)	(189.3)
Valuation allowance	9,328	628	9,956	444.1
Other, net	(155)	286	131	5.8
(Benefit from) provision for income taxes	$(6,950)	$12,009	$5,059	225.6%

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

As further discussed in Note 13, the Company completed the sale of its Electronics Cooling business during the first quarter of fiscal 2009.  Both the gain on sale and earnings from discontinued operations has been shown separately in the consolidated statements of operations.  As a result, the gain on sale has been presented net of income tax (benefit) expense of ($814) and $769 for the three and six months ended September 30, 2008, respectively.  In addition, the earnings from discontinued operations for the three and six months ended September 30, 2008 have been presented net of income tax (benefit) expense of ($2) and $76, respectively, and the earnings from discontinued operations for the three and six months ended September 30, 2007 have been presented net of income tax expense of $119 and $168, respectively.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007

Numerator:
(Loss) earnings from continuing operations	$(14,064)	$10,226	$(7,301)	$20,973
(Loss) earnings from discontinued operations	(10)	132	165	386
Gain on sale of discontinued operations	848	-	1,697	-
Net (loss) earnings	$(13,226)	$10,358	$(5,439)	$21,359
Denominator:
Weighted average shares outstanding – basic	32,065	32,099	32,052	32,105
Effect of dilutive securities	-	195	-	126
Weighted average shares outstanding – diluted	32,065	32,294	32,052	32,231

Net (loss) earnings per share of common stock – basic:
Continuing operations	$(0.44)	$0.32	$(0.23)	$0.66
(Loss) earnings from discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	0.03	-	0.05	-
Net (loss) earnings – basic	$(0.41)	$0.32	$(0.17)	$0.67

Net (loss) earnings per share of common stock – diluted:
Continuing operations	$(0.44)	$0.32	$(0.23)	$0.65
(Loss) earnings from discontinued operations	-	-	0.01	0.01
Gain on sale of discontinued operations	0.03	-	0.05	-
Net (loss) earnings – diluted	$(0.41)	$0.32	$(0.17)	$0.66

For the three and six months ended September 30, 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes, 2,621 stock options, 164 restricted stock awards and 401 performance awards as these shares were anti-dilutive.  For the three months ended September 30, 2007, the calculation of diluted earnings per share excluded 1,593 stock options and 12 restricted awards as these awards were anti-dilutive.  For the six months ended September 30, 2007, 1,615 stock options and 145 restricted stock awards were excluded from the calculation of dilutive earnings per share as these awards were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive (Loss) Income

Comprehensive (loss) income, which represents net (loss) earnings adjusted by the change in accumulated other comprehensive income was as follows:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Net (loss) earnings	$(13,226)	$10,358	$(5,439)	$21,359
Foreign currency translation	(53,169)	17,830	(50,344)	24,861
Cash flow hedges	(6,063)	(827)	(6,206)	(2,227)
Change in SFAS No. 158 benefit plan adjustment	3,616	18,947	4,256	19,921
Post-retirement plan amendment	8,978	-	8,978	-
Total comprehensive (loss) income	$(59,864)	$46,308	$(48,755)	$63,914

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 30, 2008	March 31, 2008
Raw materials and work in process	$97,359	$96,973
Finished goods	32,680	28,526
Total inventories	$130,039	$125,499

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2008	March 31, 2008
Gross property, plant and equipment	$1,138,917	$1,188,563
Less accumulated depreciation	(639,317)	(648,027)
Net property, plant and equipment	$499,600	$540,536

An impairment charge of $3,031 was recorded during the three months ended September 30, 2008.  The impairment charge included $2,661 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base and for assets no longer in use.  If future capital expenditures are required for the program, which was not able to support its asset base, additional impairment charges may be required in the future.  Also included in the impairment charge was $370 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 11: Acquisitions

During fiscal 2007, the Company acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, subject to the sellers’ indemnification obligations under the agreement, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement.  The purchase agreement also included a $4,000 performance payment contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.  The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price.  Accordingly, the $4,000 contingent performance payment was recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096.  During the first quarter of fiscal 2009, the 24 month performance period expired, and the contingency was not met.  As a result, this liability was reversed with reductions of $5,529 to property, plant and equipment, $532 to intangible assets and $2,061 to deferred income tax liability.  The $2,000 note payable remains recorded as a liability at September 30, 2008 as the sellers’ indemnification obligations are being reviewed by the Company and negotiated with the seller.

Note 12: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants that included facilities in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  These closures are anticipated to be completed by the end of fiscal 2011.  The Company completed the closure of its Jackson, Mississippi facility in the first quarter of fiscal 2009.  The Clinton, Tennessee facility is scheduled for closure later in fiscal 2009.

In September 2008, the Company announced a workforce reduction that affected approximately 20 employees, including approximately 15 percent of the managerial workforce in the Company’s Racine, Wisconsin, headquarters.

The Company has incurred $8,357 of termination charges, $2,526 of pension curtailment charges and $9,792 of other closure costs related to these closures and the workforce reduction.  Further additional costs which are anticipated to be incurred through fiscal 2010 are approximately $17,000, consisting of $3,000 of employee-related costs and $14,000 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $17,000 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three and six months ended September 30, 2008 and 2007 were comprised of the following related to the above-described restructuring activities:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30
	2008	2007
Restructuring liability:
Balance, July 1	$4,542	$1,897
Additions	2,462	81
Adjustments	(276)	(160)
Payments	(445)	(33)
Balance, September 30	$6,283	$1,785

	Six months ended September 30
	2008	2007
Restructuring liability:
Balance, April 1	$5,161	$2,313
Additions	2,649	290
Adjustments	(515)	(609)
Payments	(1,012)	(209)
Balance, September 30	$6,283	$1,785

The following is the summary of restructuring and other repositioning costs recorded related to the announced programs during the three and six months ended September 30, 2008 and 2007:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Restructuring charges (income):
Employee severance and related benefits	$2,186	$(79)	$2,134	$(319)
Non-cash employee related benefits	685	-	685	-
Total restructuring charges (income)	2,871	(79)	2,819	(319)

Other repositioning costs:
Consulting fees	1,242	-	2,499	-
Miscellaneous other closure costs	1,116	722	2,575	1,172
Total other repositioning costs	2,358	722	5,074	1,172
Total restructuring and other repositioning costs	$5,229	$643	$7,893	$853

The total restructuring and other repositioning costs of $5,229 and $7,893 were recorded in the consolidated statements of operations for the three and six months ended September 30, 2008, respectively, as follows: $1,116 and $2,575 were recorded as a component of cost of sales; $1,242 and $2,499 were recorded as a component of selling, general and administrative expenses; and $2,871 and $2,819 were recorded as restructuring expense.  The total restructuring and other repositioning costs of $643 and $853 were recorded in the consolidated statements of operations for the three and six months ended September 30, 2007, respectively, as follows: $722 and $1,172 were recorded as a component of cost of sales and $79 and $319 were recorded as restructuring income.  The Company accrues severance in accordance with its written plan and procedures.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Discontinued Operations and Assets Held for Sale

During the first quarter of fiscal 2008, the Company announced it would explore strategic alternatives for its Electronics Cooling business.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statements of operations for all periods presented.  During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,250, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,740 received in cash.  Transition expenses of $437 were paid by the Company during the first quarter of fiscal 2009.  The Company recorded a gain on the sale, net of income taxes, of $848 and $1,697 for the three and six months ended September 30, 2008, respectively.

The major classes of assets and liabilities held for sale at March 31, 2008 included in the consolidated balance sheet were as follows:

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

In addition, the Electronics Cooling business had cash of $1,156 at March 31, 2008, that was included in cash and cash equivalents on the consolidated balance sheet, and the cash balance was not included in the sales transaction.

The following results of the Electronics Cooling business have been presented as (loss) earnings from discontinued operations in the consolidated statements of operations:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007

Net sales	$-	$6,842	$2,320	$14,386
Cost of sales and other expenses	12	6,591	2,079	13,832
(Loss) earnings before income taxes	(12)	251	241	554
(Benefit from) provision for income taxes	(2)	119	76	168
(Loss) earnings from discontinued operations	$(10)	$132	$165	$386

Note 14: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2009, by segment and in the aggregate, are summarized in the following table:

	OE -	OE -	South	Commercial
	Asia	Europe	America	Products	Total

Balance, March 31, 2008	$522	$10,518	$14,066	$19,726	$44,832
Fluctuations in foreign currency	(3)	(1,140)	(1,096)	(1,883)	(4,122)
Adjustment	-	-	-	(300)	(300)
Balance, September 30, 2008	$519	$9,378	$12,970	$17,543	$40,410

The $300 adjustment to goodwill in the Commercial Products segment relates to an income tax benefit recorded during fiscal 2009 in this segment’s Airedale business.  This benefit related to periods prior to the May 3, 2005 acquisition of this business, which resulted in a reduction to goodwill.

Intangible assets are comprised of the following:

	September 30, 2008			March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,824)	$128	$3,952	$(3,696)	$256
Trademarks	9,774	(2,227)	7,547	10,605	(2,062)	8,543
Other intangibles	398	(216)	182	511	(196)	315
Total amortized intangible assets	14,124	(6,267)	7,857	15,068	(5,954)	9,114
Unamortized intangible assets:
Tradename	873	-	873	1,371	-	1,371
Total intangible assets	$14,997	$(6,267)	$8,730	$16,439	$(5,954)	$10,485

Amortization expense was $244 and $124 for the three months ended September 30, 2008 and 2007, respectively, and $516 and $430 for the six months ended September 30, 2008 and 2007, respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Total estimated annual amortization expense expected for the remainder of fiscal year 2009 through 2014 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2009	$501
2010	1,015
2011	746
2012	746
2013	667
2014 & Beyond	4,182

Note 15: Indebtedness

The Company has $75,000, 4.91 percent Senior Notes issued in a private placement, maturing on September 29, 2015, and $50,000, 5.68 percent Series A Senior Notes and $25,000, 5.68 percent Series B Senior Notes issued in a second private placement, maturing on December 7, 2017 and December 7, 2018, respectively.  On July 18, 2008, the Company entered into a three-year, $175,000 Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.   The credit agreement amended and restated the Company’s existing five-year, $200,000 revolving credit facility, which had been due to expire in October 2009.  The new facility will expire in July 2011.  The Company incurred $804 of fees to its creditors which will be amortized as a component of interest expense over the term of the facility.  At September 30, 2008, $95,000 was outstanding under the revolving credit facility.  Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  See Note 1 for further discussion of these covenant requirements.

At September 30, 2008, the Company had $80,000 available for future borrowings under the revolving credit facility.  An additional $75,000 is available on the revolving credit facility, subject to lenders’ approval.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, South Korea and Brazil, totaling $29,938 at September 30, 2008.   In the aggregate, total available lines of credit of $184,938 exist at September 30, 2008.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

Note 16: Financial Instruments

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At September 30, 2008 and March 31, 2008, approximately 49 percent and 51 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 21 for further discussion on market, credit and counterparty risks.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Inter-Company Loans Denominated in Foreign Currencies: The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At September 30, 2008, the Company had a 11,295,000 won ($9,358 U.S. equivalent), 8-yr loan with its wholly owned subsidiary Modine Korea, LLC that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not being treated as a hedge, and accordingly, transaction gains or losses on the derivative instrument are being recorded in other (expense) income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  During the first two quarters of fiscal 2009, Modine Korea, LLC paid 12,800,000 won ($11,443 U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the purchased option contract to reflect the payments.

At September 30, 2008, the Company also had two inter-company loans totaling $17,541 with its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15,000) of the two inter-company loans.  The smaller inter-company loan ($2,541) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations.  The derivative instrument is not being treated as a hedge and, accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.

The Company also has other inter-company loans outstanding at September 30, 2008 as follows:
•	$5,326 loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$9,150 between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1,572 loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

Note 17: Foreign Exchange Contracts/Derivatives/Hedges

Modine uses derivative financial instruments in a limited way as a tool to manage certain financial risks.  Their use is restricted primarily to hedging assets and obligations already held by Modine, and they are used to protect cash flows rather than generate income or engage in speculative activity.  Leveraged derivatives are prohibited by Company policy.

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended September 30, 2008 and 2007, $632 of income and $1,128 of expense, respectively, were recorded in the consolidated statements of operations related to the settlement of certain futures contracts.  During the six months ended September 30, 2008 and 2007, $1,289 and $194 of income, respectively, were recorded in the consolidated statements of operations related to the settlement of certain futures contracts.  At September 30, 2008, $4,951 of unrealized after-tax losses remain deferred in accumulated other comprehensive income, and will be realized as a component of cost of sales over the next 81 months.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company also enters into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  During the three months ended September 30, 2008 and 2007, $1,586 of expense and $474 income, respectively, were recorded in cost of sales related to these futures contracts. During the six months ended September 30, 2008 and 2007, $1,879 of expense and $474 of income, respectively, were recorded in cost of sales related to these futures contracts.

Interest rate derivatives:  On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income and are being amortized to interest expense over the respective lives of the borrowings.

During the three months ended September 30, 2008 and 2007, $118 and $52 of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses.  During the six months ended September 30, 2008 and 2007, $170 and $174 of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses.  At September 30, 2008, $1,627 of unrealized after-tax losses remain deferred in accumulated other comprehensive income.

Foreign exchange contracts:  The Company enters into foreign exchange contracts from time to time to hedge the foreign exchange exposure on inter-company loans denominated in foreign currencies.  Refer to Note 16 for further discussion on these contracts.

Note 18: Fair Value Measurements

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

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include currency options and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of AAA.

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

At September 30, 2008, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,140	$-	$-	$2,140
Derivative financial instruments	-	2,415	-	2,415
Total assets	$2,140	$2,415	$-	$4,555

Liabilities:
Derivative financial instruments	$-	$5,548	$-	$5,548
Deferred compensation obligation	2,357	-	-	2,357
Total liabilitites	$2,357	$5,548	$-	$7,905

Note 19: Product Warranties and Other Commitments

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

Changes in the warranty liability were as follows:

	Three months ended September 30
	2008	2007

Balance, July 1	$13,515	$13,305
Accruals for warranties issued in current period	1,835	1,376
(Reversals) accruals related to pre-existing warranties	(166)	135
Settlements made	(2,330)	(2,256)
Effect of exchange rate changes	(1,393)	436
Balance, September 30	$11,461	$12,996

	Six months ended September 30
	2008	2007

Balance, April 1	$15,790	$14,152
Accruals for warranties issued in current period	3,801	2,755
(Reversals) accruals related to pre-existing warranties	(540)	348
Settlements made	(6,207)	(4,822)
Effect of exchange rate changes	(1,383)	563
Balance, September 30	$11,461	$12,996

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Commitments: At September 30, 2008, the Company had capital expenditure commitments of $59,578.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America, along with the expansion of new facilities in Europe and Asia.

Note 20: Segment Information

The following is a summary of net sales, earnings (loss) from continuing operations before income taxes and total assets by segment:

	Three months ended September 30		Six months ended September 30
	2008	2007	2008	2007
Sales :
Original Equipment - Asia	$45,146	$60,365	$110,785	$130,258
Original Equipment - Europe	169,858	169,373	386,986	346,174
Original Equipment - North America	125,931	119,744	259,126	247,894
South America	44,772	34,318	86,118	63,712
Commercial Products	53,186	48,894	102,070	94,427
Fuel Cell	1,669	868	2,813	1,307
Segment sales	440,562	433,562	947,898	883,772
Corporate and administrative	885	839	1,734	2,140
Eliminations	(8,184)	(5,744)	(16,650)	(13,019)
Sales from continuing operations	$433,263	$428,657	$932,982	$872,893

Operating earnings (loss):
Original Equipment - Asia	$(4,064)	$(1,162)	$(4,818)	$(783)
Original Equipment - Europe	9,630	18,166	36,486	39,793
Original Equipment - North America	(8,738)	(4,197)	(12,935)	(3,154)
South America	6,418	3,711	10,608	6,305
Commercial Products	4,835	3,654	8,708	5,819
Fuel Cell	(357)	(201)	(1,294)	(852)
Segment earnings	7,724	19,971	36,755	47,128
Corporate and administrative	(20,262)	(12,731)	(33,932)	(25,694)
Eliminations	(26)	15	9	55
Other items not allocated to segments	(4,120)	(1,630)	(5,074)	(1,156)
(Loss) earnings from continuing operations before income taxes	$(16,684)	$5,625	$(2,242)	$20,333

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2008	March 31, 2008
Assets:
Original Equipment - Asia	$126,074	$159,718
Original Equipment - Europe	440,084	489,512
Original Equipment - North America	216,399	213,707
South America	95,320	99,289
Commercial Products	99,576	96,120
Fuel Cell	2,014	1,737
Corporate and administrative	105,520	118,316
Assets held for sale	-	12,393
Eliminations	(9,581)	(22,509)
Total assets	$1,075,406	$1,168,283

Note 21: Contingencies and Litigation

Market risks:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.  See Note 1 for further discussion of liquidity risk.  The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses which should be divested or exited as they do not meet required financial metrics;
•	Selling, general and administrative (SG&A) expense reduction – reducing SG&A expenses and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that will provide the highest return on investment.

Credit risks:  The recent adverse events in the global financial markets have increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages credit risks through its focus on the following:

•
Cash and investments – cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments;

•
Pension assets – ensuring that investments within these plans provide good diversification, monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk securities and other similar assets is limited; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings to the Company.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Counterparty risks:  The recent adverse events in the global financial markets have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough reviews of customer credit reports and accounts receivable aging reports by an internal credit committee;
•	Suppliers – implementation of a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have acceptable credit ratings to the Company.

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of three sites with which the Company had involvement. These sites include Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), a scrap metal site, Chemetco (Illinois), and LWD, Inc. (Kentucky). These sites are not Company owned but allegedly contain materials attributable to Modine from past operations. Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Settlement costs anticipated for remedial activities at these sites are not expected to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.

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

Personal injury actions:  The Company, along with Rohm and Haas Company and Morton International, was named as a defendant in twenty-four separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), and in an alleged class action matter filed in the United States District Court, Eastern District of Pennsylvania.  The PCCP cases involved allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action sought damages for medical monitoring and property value diminution for a class of residents of a community that were allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  The Company mediated these cases in December, 2007 and settled both the PCCP cases and the class action.  The Company has been dismissed from the twenty-four PCCP cases with prejudice. In August 2008, the federal court gave final approval to the settlement of the class action and the Company was dismissed with prejudice from that case.

Other litigation:  In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the second quarter of fiscal 2008.  The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.  The appeal was decided favorably to the Company during the second quarter of fiscal 2009.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $2,187 and $4,320 at September 30, 2008 and March 31, 2008, respectively.  The decline in the reserves was primarily based on payments made during the three months ended September 30, 2008.  No additional reserves were recorded during the three and six months ended September 30, 2008.  The Company recorded additional reserves of $300, net of insurance recoveries, for the three and six months ended September 30, 2007.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations for the period in which the outcome occurs.

Note 22: Subsequent Events

On October 7, 2008, the Company entered into an Intellectual Property License and Technology Transfer Agreement (“license agreement”) with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy will license certain Modine-developed thermal management technology.  Under this agreement, Bloom Energy paid an up-front fee of $12,000 to the Company for the technology rights to produce thermal management systems using Modine’s technology.  In conjunction with the licensing agreement, the parties also entered into a Supply and Support Agreement, where the Company will provide products and services to Bloom Energy through December 2009.  The Company received an advance payment of $689 for the future services to be provided to Bloom Energy under these agreements, and the Company will receive further payments as it supplies product to Bloom Energy over the term of these agreements.  The total up-front compensation received of $12,689 will be recognized as revenue over the 15-month term of these agreements as technology, products and services are provided to Bloom Energy.  The majority of this revenue will be recognized during fiscal 2009.

On October 21, 2008, the Company announced strategic plans to scale back its focus on the global vehicular heating, ventilation and air conditioning (HVAC) market through the intended divestiture of the South Korean-based vehicular HVAC business.  The South Korean business is reported as part of the Original Equipment – Asia segment.  As of September 30, 2008, this business continues to be classified as held for use in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The Company will begin to formalize its plans around this intended divestiture during the third quarter of fiscal 2009, and will assess whether this business should be classified as held for sale and as a discontinued operation in accordance with SFAS No. 144.   Given the continued underperformance of the South Korean business and the unprecedented market conditions being experienced in the Company’s industry segments and others, Modine’s ability to recover its investment in the South Korean business on a held for sale basis may be challenging and could result in a material impairment charge or loss on sale in a future quarter.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2008 refers to the second quarter of fiscal 2009.  Prior to April 1, 2008, the majority of our subsidiaries outside the United States reported operating results with a one-month lag.  This reporting lag was eliminated during the first quarter of fiscal 2009.  Fiscal 2008 information was revised to reflect this change for comparability.  See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Second Quarter Overview:  Net sales in the second quarter of fiscal 2009 were $433.3 million, representing a $4.6 million, or 1.1 percent, increase from the second quarter of fiscal 2008.  Favorable exchange rate changes positively impacted current quarter net sales by $13.1 million, which was partially offset by an $8.5 million sales decline in our businesses.  In conjunction with the sales decline, gross profit decreased from 14.4 percent in the second quarter of fiscal 2008 to 12.7 percent in the second quarter of fiscal 2009, and we recorded a pre-tax loss from continuing operations of $16.7 million during the current year in comparison to pre-tax earnings from continuing operations of $5.6 million in the prior year.  These factors contributed to a current quarter net loss of $13.2 million, or a diluted loss per share of $0.41, in comparison to net earnings of $10.4 million, or diluted earnings per share of $0.32 in the prior year quarter.  The decline in current year results compared to the prior year is related to the following adverse factors:

•
The recent dramatic events in the global financial markets have created a significant downturn in our vehicular markets, especially within Europe and North America.  While the current economic uncertainty makes it difficult to predict future conditions within these vehicular markets, we do expect that the significant downturn will have an adverse impact on our sales volumes throughout the remainder of fiscal 2009 and into fiscal 2010;

•
Sales volumes were also adversely impacted by strike-related activities at a key customer in Asia, as well as the slower-than-anticipated recovery in the North American truck market subsequent to the January 1, 2007 emissions law changes;

•
The declining sales revenues and resulting underabsorption of fixed costs in our manufacturing facilities, as well as a shift in product mix toward lower margin business in Europe, as a high margin program is winding down, contributed to the decline in gross margin;

•
The decline in gross margin was further impacted by operating inefficiencies experienced in our North American business as we continue to realign our manufacturing operations through plant closures and new program launches.  We anticipate that these inefficiencies will continue through the remainder of fiscal 2009 and into fiscal 2010 as we continue to execute on our plant closure activities in North America;

•	Restructuring and repositioning charges totaled $5.2 million in the second quarter of fiscal 2009, representing a $4.6 million increase from the prior year quarter;
•	Impairment charges of $3.0 million were recorded in the current quarter related to programs and assets which were either discontinued/disposed of or unable to support their asset bases;
•
Foreign exchange losses of $3.2 million were recorded on inter-company loans based on the recent substantial strengthening of the U.S. dollar to the Brazilian real and South Korean won during the second quarter of fiscal 2009; and

•
Tax valuation allowance charges of $4.6 million were recorded against net deferred tax assets in the U.S. and South Korea as we continue to assess that it is more likely than not that these assets will not be realized in the future based on a review of our historical performance in these tax jurisdictions.

In response to the near-term adverse conditions facing the Company and recent business performance, we continue to execute on the strategies of our four-point recovery plan, which is designed to help us return to profitability and achieve our long-term financial goals through the following four actions:

Index

•	Manufacturing realignment;
•	Portfolio rationalization;
•	Selling, general and administrative (SG&A) expense reduction; and
•	Capital allocation discipline.

We are proceeding with the following actions through the four-point recovery plan designed to position us to attain a more competitive cost base and more effectively capitalize on growth opportunities in our thermal management markets:

•
The closure of three manufacturing facilities in North America and one in Europe, which are proceeding on track and expected to result in annualized savings in a range of $16 million to $20 million when these plants are closed by the end of fiscal 2011;

•
The intended divestiture of our South Korean-based vehicular heating, ventilation and air conditioning (HVAC) business, which has annual sales of approximately $200 million and near breakeven pre-tax results;

•
Realignment of our North American region organizational structure resulting in early retirements and a reduction in our workforce at the Racine, Wisconsin, headquarters, which is anticipated to result in an estimated $3 million in annualized savings;

•	Elimination of post-retirement medical benefits for Medicare eligible participants resulting in an estimated $3 million in annualized savings;
•	The licensing of our specific fuel cell technology to Bloom Energy for a one-time payment of $12 million;
•	The ramp-up of production at our newly opened manufacturing plants in China, Hungary and Mexico and the preparation for start of production in our new India facility in January 2009; and
•
Investment in a new facility in Austria, which is expected to open in mid-calendar year 2009 and replace a facility where demand has outgrown our existing capacity, to support continued growth in refrigerant components and systems.

Year-To-Date Overview:  Net sales in the first six months of fiscal 2009 were $933.0 million, representing a $60.1 million, or 6.9 percent,  increase, from the first six months of fiscal 2008.  The favorable impact of foreign currency exchange rate changes was the most significant factor contributing to this increase, as well as strong sales growth in our South American and Commercial Products businesses.  Results from continuing operations decreased $28.3 million from earnings of $21.0 million in the first six months of fiscal 2008 to a loss of $7.3 million in the first six months of fiscal 2009.  The adverse factors impacting the second quarter of fiscal 2009 discussed above had the most significant effect on this year-over-year reduction in results from continuing operations.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and six months ended September 30, 2008 and 2007:

Index

	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	433.3	100.0%	428.7	100.0%	933.0	100.0%	872.9	100.0%
Cost of sales	378.3	87.3%	366.7	85.5%	799.7	85.7%	740.8	84.9%
Gross profit	54.9	12.7%	61.9	14.4%	133.2	14.3%	132.1	15.1%
Selling, general and administrative expenses	61.6	14.2%	54.8	12.8%	124.4	13.3%	111.0	12.7%
Restructuring expense (income)	2.9	0.7%	(0.1)	0.0%	2.8	0.3%	(0.3)	0.0%
Impairment of long-lived assets	3.0	0.7%	-	0.0%	3.2	0.3%	-	0.0%
(Loss) income from operations	(12.6)	-2.9%	7.3	1.7%	2.8	0.3%	21.5	2.5%
Interest expense	3.1	0.7%	2.9	0.7%	6.2	0.7%	5.7	0.7%
Other expense (income) - net	1.0	0.2%	(1.3)	-0.3%	(1.2)	-0.1%	(4.5)	-0.5%
(Loss) earnings from continuing operations before income taxes	(16.7)	-3.9%	5.6	1.3%	(2.2)	-0.2%	20.3	2.3%
(Benefit from) provision for income taxes	(2.6)	-0.6%	(4.6)	-1.1%	5.1	0.5%	(0.6)	-0.1%
(Loss) earnings from continuing operations	(14.1)	-3.3%	10.2	2.4%	(7.3)	-0.8%	21.0	2.4%

Comparison of Three Months Ended September 30, 2008 and 2007

Second quarter net sales of $433.3 million were $4.6 million higher than the $428.7 million reported in the second quarter of fiscal 2008.  The increase in revenues was driven by $13.1 million of favorable foreign currency exchange rate changes, partially offset by a reduction of $8.5 million, primarily in our European business based on the recent downturn in the vehicular markets and within our Asian business based on the customer strike-related activity within this region.

During the second quarter of fiscal 2009, gross margin decreased 170 basis points from 14.4 percent for last year’s second quarter to 12.7 percent in the second quarter of this year.  The decrease in gross margin is related to underabsorption of fixed costs in our manufacturing facilities as sales volumes decreased, and is also related to a shift in our product mix toward lower margin products in Europe.  In addition, the manufacturing realignment currently in progress in North America, including the process of closing manufacturing plants and the consolidation and launch of product lines, resulted in operating inefficiencies during the second quarter of fiscal 2009 which caused margin pressure.

SG&A expenses increased $6.8 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009.  During the second quarter of fiscal 2008, we announced an amendment to freeze the salaried portion of our pension plan, and we sold a corporate aircraft.  These events reduced the prior year SG&A recorded within Corporate and administrative of our segment reporting in the consolidated results of operations by approximately $8.0 million, and no similar actions impacted SG&A in the current year which contributed to the year-over-year increase in SG&A expenses.  In addition, the impact of foreign currency exchange rate changes resulted in a $1.0 million increase in SG&A on a year-over-year basis.  Partially offsetting these increases in SG&A expenses was a $2.2 million decrease in costs due to improvements made through the on-going implementation of actions under our four-point recovery plan.

Restructuring expense (income) is primarily comprised of severance costs incurred under our four-point recovery plan.  During the second quarter of fiscal 2009, we recorded restructuring expenses of $2.9 million, which represents severance charges incurred in conjunction with the early retirements and reduction in workforce in our Racine, Wisconsin, headquarters.  The $0.1 million of restructuring income in the second quarter of fiscal 2008 represents reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods.

Index

During the second quarter of fiscal 2009, we recorded impairment charges of $3.0 million against certain long-lived assets in our North American and Commercial Products businesses.  These charges related to certain program assets which were not able to support their asset bases, as well as impairment charges for certain assets that are no longer in use.

Results from operations decreased $19.9 million from the reported income from operations of $7.3 million in the second quarter of fiscal 2008 to the reported loss from operations of $12.6 million in the second quarter of fiscal 2009.  The reduction in gross margin, increase in SG&A expenses and restructuring and impairment charges were the primary factors contributing to this decline in results from operations.

Other expense (income) decreased $2.3 million from $1.3 million of income recorded in the second quarter of fiscal 2008 to $1.0 million of expense recorded in the second quarter of fiscal 2009.  The reduction in other expense (income) was primarily related to foreign currency transaction losses recorded in the second quarter of fiscal 2009 on the inter-company loans with Modine do Brasil Sistemas Tesmicos, Ltda. (Modine Brazil) based on the substantial weakening of the Brazilian real to the U.S. dollar during the second quarter of fiscal 2009.

During the second quarter of fiscal 2009, we recorded a $2.6 million benefit from income taxes, which represents an effective tax rate of -15.7 percent.  This compares to a $4.6 million benefit from income taxes recorded during the second quarter of fiscal 2008, which represents an effective tax rate of -81.8 percent.  During the second quarter of fiscal 2009, we recorded a valuation allowance of $4.6 million against the net deferred tax assets in the U.S. and South Korea as we continue to assess that it is more likely than not that these assets will not be realized in the future.  This valuation allowance had the most significant impact on reducing the tax benefit realized on the current quarter’s pre-tax loss below the 35 percent statutory rate.  During the second quarter of fiscal 2008, Germany passed legislation which reduced the tax rate by 10 percentage points.  This reduced income tax rate in Germany contributed significantly to the income tax benefit recognized in the prior year.

Results from continuing operations decreased $24.3 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009.  In addition, diluted (loss) earnings per share from continuing operations decreased from earnings of $0.32 per share in the prior year to a loss of $0.44 per share in the current year.  These decreases were primarily related to the significant decline in results from operations in the second quarter of fiscal 2009.

Comparison of Six Months Ended September 30, 2008 and 2007

Fiscal 2009 year-to-date net sales of $933.0 million were $60.1 million higher than the $872.9 million reported in the same period last year.  The increase in revenues was driven by a $44.4 million favorable impact from foreign currency exchange rate changes, as well as sales growth in our South American and Commercial Products businesses based on continued strength within these businesses.

Fiscal 2009 year-to-date gross margin decreased to 14.3 percent from 15.1 percent reported in the same period last year.  The decrease in gross margin is primarily related to a shift in our product mix toward lower margin products in Europe and continued operating inefficiencies in our North American operations during the first six months of fiscal 2009.

Fiscal 2009 year-to-date SG&A expenses increased $13.4 million from the same period last year.  The income generated from the second quarter fiscal 2008 amendment to freeze the salaried portion of our pension plan and sale of a corporate aircraft reduced SG&A expenses recorded within Corporate and administrative of our segment reporting in the consolidated results of operations by $8.0 million in the prior year, and no similar actions impacted SG&A in the current year.  In addition, the impact of foreign currency exchange rate changes resulted in a $3.5 million increase in SG&A on a year-over-year basis.  Incremental consulting fees of $2.5 million were also incurred during the first six months of fiscal 2009 related to the on-going restructuring activities in North America, which also contributed to the year-over-year increase in SG&A expenses.

Index

Restructuring expenses of $2.8 million were recorded during the first six months of fiscal 2009 related to early retirements and reduction in workforce severance costs incurred under our four-point recovery plan.  During the same period last year, $0.3 million of restructuring income was recorded related to reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods.

During the first six months of fiscal 2009, we recorded impairment charges of $3.2 million against certain long-lived assets in our North American and Commercial Products businesses.  These charges related to certain program assets which were not able to support their asset bases, as well as impairment charges for certain assets that are being disposed of.

Fiscal 2009 year-to-date interest expense increased $0.5 million over the same period last year, based on increased borrowings in fiscal 2009 as we fund capital expenditures.

Fiscal 2009 year-to-date other income decreased $3.3 million over the same period last year.  Incremental foreign currency transaction losses were recorded in fiscal 2009 on the inter-company loans with Modine Brazil based on the substantial weakening of the Brazilian real to the U.S. dollar.

During the first six months of fiscal 2009, we recorded a $5.1 million provision for income taxes, which represents an effective tax rate of 225.6 percent.  This compares to a $0.6 million benefit from income taxes recorded during the first six months of fiscal 2008, which represents an effective tax rate of -3.1 percent.  During the first six months of fiscal 2009, we recorded valuation allowance charges of $10.0 million against the net deferred tax assets in the U.S. and South Korea as we continue to assess that it is more likely than not that these assets will not be realized in the future.  This valuation allowance, partially offset by foreign tax rate differentials, had the most significant impact on the current year effective tax rate.  During the first six months of fiscal 2008, Germany passed legislation which reduced the tax rate by 10 percentage points.  This reduced income tax rate in Germany, combined with the changing mix of earnings toward lower tax rate foreign jurisdictions, contributed significantly to the income tax benefit recognized in the prior year.

Results from continuing operations decreased $28.3 million from the first six months of fiscal 2008 to the first six months of fiscal 2009.  In addition, diluted earnings per share from continuing operations decreased from earnings of $0.65 per share in the prior year to a loss of $0.23 per share in the current year.  The decrease in operating income and current year provision for income taxes were the primary drivers of these decreases.

DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, we announced our intention to explore strategic alternatives for our Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold during the first quarter of fiscal 2009 for $13.3 million, resulting in a gain on sale of $1.7 million for the first six months of fiscal 2009.

Index

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	45.1	100.0%	60.4	100.0%	110.8	100.0%	130.3	100.0%
Cost of sales	43.0	95.3%	54.3	89.9%	102.7	92.7%	118.2	90.7%
Gross profit	2.2	4.9%	6.1	10.1%	8.1	7.3%	12.1	9.3%
Selling, general and administrative expenses	6.3	14.0%	7.3	12.1%	12.9	11.6%	12.8	9.8%
Loss from continuing operations	(4.1)	-9.1%	(1.2)	-2.0%	(4.8)	-4.3%	(0.8)	-0.6%

Comparison of Three Months Ended September 30, 2008 and 2007

Original Equipment – Asia net sales decreased $15.3 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009, primarily as a result of reduced customer demand during a strike at a key customer’s facility.  This strike has since been resolved.  Fluctuations in foreign currency exchange rates, primarily the devaluing of the South Korean won to the U.S. dollar, further impacted the year-over-year decline in net sales by $5.9 million.  Gross margin declined substantially from 10.1 percent during the second quarter of fiscal 2008 to 4.9 percent during the second quarter of fiscal 2009.  The declining sales volumes and resulting underabsorption of our fixed manufacturing costs primarily drove this decrease.  The loss from continuing operations grew by $2.9 million over the periods presented, based largely on the decreased sales volumes and declining gross margin.

Comparison of Six Months Ended September 30, 2008 and 2007

Original Equipment – Asia fiscal 2009 year-to-date net sales decreased $19.5 million from the same period last year, based largely on the strike-related activity described above as well as $11.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 9.3 percent during the first six months of fiscal 2008 to 7.3 percent during the first six months of fiscal 2009, primarily as a result of the weak sales volumes.  SG&A expenses remained consistent over the comparable six month periods at $12.9 million during the first six months of fiscal 2009 and $12.8 million during the first six months of fiscal 2008.

Intended Divestiture of South Korean Business

During October 2008, we announced strategic plans to scale back our focus on the global vehicular HVAC market through the intended divestiture of the South Korean-based vehicular HVAC business.  This business represents a significant portion of our Original Equipment – Asia segment, with annual revenues of approximately $200 million.  The South Korean business continues to be reported in this segment at September 30, 2008, and we will begin to formalize our plans around this intended divestiture during the third quarter of fiscal 2009.  Depending on the progress made toward finalizing our divestiture plans, we may be required to classify this business as held for sale and as a discontinued operation at some point during fiscal 2009.  If this were to occur, the South Korean business would be removed from our Original Equipment – Asia segment and presented separately as a discontinued operation for all periods presented.  Given the continued underperformance of this business and the recent unprecedented market conditions impacting our industry segments and others, our ability to recover our investment in the South Korean business on a held for sale basis may be challenging and could result in a material impairment charge or loss on sale in a future quarter.

Index

Original Equipment - Europe
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	169.9	100.0%	169.4	100.0%	387.0	100.0%	346.2	100.0%
Cost of sales	146.6	86.3%	138.0	81.5%	322.0	83.2%	280.0	80.9%
Gross profit	23.3	13.7%	31.3	18.5%	65.0	16.8%	66.2	19.1%
Selling, general and administrative expenses	13.7	8.1%	13.2	7.8%	28.5	7.4%	26.4	7.6%
Income from continuing operations	9.6	5.7%	18.2	10.7%	36.5	9.4%	39.8	11.5%

Comparison of Three Months Ended September 30, 2008 and 2007

Original Equipment – Europe net sales remained consistent at $169.9 million during the second quarter of fiscal 2009 compared to $169.4 million during the second quarter of fiscal 2008.  However, the quarterly composition of net sales was favorably impacted by $14.2 million of foreign currency exchange rate changes, offset by a $13.7 million decline in the underlying sales volumes within this segment.  Europe’s automotive vehicular markets are being substantially affected by the recent adverse events in the global financial markets and resulting economic downturn.  This downward pressure on net sales is anticipated to continue to be felt within this segment over the next several quarters and into fiscal 2010.  In addition, recent substantial strengthening of the U.S. dollar to the euro is expected to create further downward pressure on European revenues.  Gross margin declined from 18.5 percent during the second quarter of fiscal 2008 to 13.7 percent during the second quarter of fiscal 2009, related to the reduced underlying sales volumes and resulting underabsorption of fixed manufacturing costs, as well as a change in mix of our sales toward lower margin products as a high margin program is nearing the end of its program life.  SG&A expenses increased $0.5 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009, primarily related to the impact of foreign currency exchange rate changes.  Income from continuing operations decreased $8.6 million over the periods presented, primarily as a result of the declining revenues and gross margin.

Comparison of Six Months Ended September 30, 2008 and 2007

Original Equipment – Europe fiscal 2009 year-to-date net sales increased $40.8 million from the same period last year, based primarily on the favorable impact of foreign currency exchange rate changes.  Strong sales volumes which existed during the first quarter of fiscal 2009 in powertrain cooling products, engine related products and condenser products have been offset by declining sales volumes during the second quarter of fiscal 2009 based on reduced automotive sales volumes with the recent global economic downturn.  Gross margin decreased from 19.1 percent during the first six months of fiscal 2008 to 16.8 percent during the first six months of fiscal 2009, which was largely impacted by the changing mix of products toward lower margin business.  SG&A expenses increased $2.1 million primarily due to the impact of foreign currency exchange rate changes.  Income from continuing operations decreased $3.3 million from the first six months of fiscal 2008 to the first six months of fiscal 2009 based on the declining gross margin and increased SG&A expenses.

Index

Original Equipment - North America
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	125.9	100.0%	119.7	100.0%	259.1	100.0%	247.9	100.0%
Cost of sales	120.7	95.9%	114.2	95.4%	246.0	94.9%	231.0	93.2%
Gross profit	5.2	4.1%	5.5	4.6%	13.1	5.1%	16.9	6.8%
Selling, general and administrative expenses	11.4	9.1%	9.8	8.2%	23.4	9.0%	20.4	8.2%
Restructuring income	(0.1)	-0.1%	(0.1)	-0.1%	(0.2)	-0.1%	(0.3)	-0.1%
Impairment of long-lived assets	2.7	2.1%	-	0.0%	2.8	1.1%	-	0.0%
Loss from continuing operations	(8.7)	-6.9%	(4.2)	-3.5%	(12.9)	-5.0%	(3.2)	-1.3%

Comparison of Three Months Ended September 30, 2008 and 2007

Original Equipment – North America net sales increased $6.2 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009.  Net sales within this segment continue to be depressed with the slower-than-anticipated recovery of the North American truck market subsequent to the January 1, 2007 emission requirement changes.  Heavy duty truck build rates fell dramatically subsequent to the emission law changes, and have continued to remain low over the last year.  In addition, medium duty truck build rates have also remained low on a year-over-year basis.  Gross margin decreased from 4.6 percent during the second quarter of fiscal 2008 to 4.1 percent during the second quarter of fiscal 2009.  This decline was primarily related to the following two factors:  (1) the continued low sales volumes have resulted in an underabsorption of fixed overhead costs and a lower gross margin as we have excess capacity in many of our North American facilities; and (2) the manufacturing realignment currently in progress in North America, including the process of closing three manufacturing facilities, transferring and consolidating product lines, and launching new product lines has resulted in operating inefficiencies which has impacted our gross margin.  SG&A expenses increased $1.6 million year-over-year, primarily related to incremental consulting fees incurred in connection with the manufacturing realignment.  The majority of the impairment charges recorded during the second quarter of fiscal 2009 relate to assets within this segment for a program which is unable to support its asset base, as well as for assets which are no longer in use.  During the second quarter of fiscal 2009, this segment incurred a loss from continuing operations of $8.7 million, which has increased $4.5 million from the loss from continuing operations of $4.2 million incurred in the second quarter of fiscal 2008, based on the declining gross margin and impairment charges.

Comparison of Six Months Ended September 30, 2008 and 2007

Original Equipment – North America fiscal 2009 year-to-date net sales increased $11.2 million from the same period last year.  The sales volumes continue to be depressed on a year-over-year basis as commercial vehicle volumes have not recovered as anticipated subsequent to the January 1, 2007 emission law changes.  Gross margin decreased from 6.8 percent during the first six months of fiscal 2008 to 5.1 percent during the first six months of fiscal 2009, primarily related to the underabsorption of fixed overhead costs in our manufacturing facilities due to the significantly low sales volumes and excess capacity, as well as operating inefficiencies incurred in conjunction with our manufacturing realignment activities.  SG&A expenses increased $3.0 million year-over-year, primarily related to incremental consulting fees incurred in connection with the manufacturing realignment.  During the first six months of fiscal 2009, this segment incurred a loss from continuing operations of $12.9 million, which has increased $9.7 million from the loss from continuing operations of $3.2 million incurred in the first six months of fiscal 2008, based primarily on the declining gross margin and impairment charges.

Index

South America
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	44.8	100.0%	34.3	100.0%	86.1	100.0%	63.7	100.0%
Cost of sales	34.1	76.1%	27.2	79.3%	66.2	76.9%	50.4	79.1%
Gross profit	10.6	23.7%	7.1	20.7%	19.9	23.1%	13.3	20.9%
Selling, general and administrative expenses	4.2	9.4%	3.4	9.9%	9.4	10.9%	7.0	11.0%
Income from continuing operations	6.4	14.3%	3.7	10.8%	10.6	12.3%	6.3	9.9%

Comparison of Three Months Ended September 30, 2008 and 2007

South America net sales increased $10.5 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009, driven by robust agricultural and commercial vehicle sales in Brazil, which are markets in which we have a leading position.  In addition, $5.8 million of favorable foreign currency exchange rate changes also contributed to the increase in sales.  Gross margin improved from 20.7 percent during the second quarter of fiscal 2008 to 23.7 percent during the second quarter of fiscal 2009, primarily related to better absorption of fixed overhead costs with the higher sales volumes, as well as performance improvements within our manufacturing facility.  Income from continuing operations improved $2.7 million over the periods presented, based on the positive impact of the increased sales volumes and operating improvements.

Comparison of Six Months Ended September 30, 2008 and 2007

South America fiscal 2009 year-to-date net sales increased $22.4 million from the same period last year, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy.  In addition, foreign currency exchange rate changes favorably impacted sales by $12.6 million.  Gross margin increased from 20.9 percent during the first six months of fiscal 2008 to 23.1 percent during the first six months of fiscal 2009, based on improved fixed cost absorption and performance improvements in our manufacturing facility.  SG&A expenses increased $2.4 million based largely on the impact of foreign currency exchange rate changes.  Income from continuing operations improved $4.3 million from the first six months of fiscal 2008 to the first six months of fiscal 2009 based on the positive impact of the increased sales volumes and improved gross margin.

Commercial Products
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	53.2	100.0%	48.9	100.0%	102.1	100.0%	94.4	100.0%
Cost of sales	40.3	75.8%	37.9	77.5%	78.4	76.8%	74.0	78.4%
Gross profit	12.9	24.2%	11.0	22.5%	23.7	23.2%	20.4	21.6%
Selling, general and administrative expenses	7.7	14.5%	7.3	14.9%	14.6	14.3%	14.6	15.5%
Impairment of long-lived assets	0.4	0.8%	-	0.0%	0.4	0.4%	-	0.0%
Income from continuing operations	4.8	9.0%	3.7	7.6%	8.7	8.5%	5.8	6.1%

Comparison of Three Months Ended September 30, 2008 and 2007

Commercial Products net sales increased $4.3 million from the second quarter of fiscal 2008 to the second quarter of fiscal 2009, primarily driven by strength in air conditioning sales in the United Kingdom and the success of new energy efficient product launches.  Gross margin improved from 22.5 percent during the second quarter of fiscal 2008 to 24.2 percent during the second quarter of fiscal 2009, primarily related to better absorption of fixed overhead costs with the higher sales volumes and performance improvements within the manufacturing operations.  A long-lived asset impairment charge of $0.4 million was recorded in the second quarter of fiscal 2009 related to a cancelled product in its development stage.  Income from continuing operations improved $1.1 million over the periods presented, based on the improvement in gross margin.

Index

Comparison of Six Months Ended September 30, 2008 and 2007

Commercial Products fiscal 2009 year-to-date net sales increased $7.7 million from the same period last year, based primarily on continuing strength in air conditioning sales in the United Kingdom and the success of new product launches.  Gross margin increased from 21.6 percent during the first six months of fiscal 2008 to 23.2 percent during the first six months of fiscal 2009, based on better fixed cost absorption and manufacturing performance improvements.  Income from continuing operations improved $2.9 million over the periods presented, based on the improvement in sales volumes and gross margin.

Fuel Cell
	Three months ended September 30				Six months ended September 30
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	1.7	100.0%	0.9	100.0%	2.8	100.0%	1.3	100.0%
Cost of sales	1.0	58.8%	0.4	44.4%	2.0	71.4%	0.8	61.5%
Gross profit	0.7	41.2%	0.5	55.6%	0.8	28.6%	0.5	38.5%
Selling, general and administrative expenses	1.1	64.7%	0.7	77.8%	2.1	75.0%	1.4	107.7%
Loss from continuing operations	(0.4)	-23.5%	(0.2)	-22.2%	(1.3)	-46.4%	(0.9)	-69.2%

Our fuel cell segment remains in the start-up phase, and gross profit from product sales are not yet sufficient to offset SG&A expenses, which are largely comprised of research and development costs.  Our fuel cell business has focused a significant amount of effort in the development of thermal management products for stand-alone power generation applications.  During October 2008, we entered into a license agreement with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy will license our thermal management technology for an up-front fee of $12 million. In addition to licensing this technology to Bloom Energy, we will also provide certain transition services to Bloom Energy, including the sale of products, through December 2009.  We received an advance payment of $0.7 million for these transition services, and will receive additional compensation for the supply of products to Bloom Energy over the next year.  The total up-front compensation received of $12.7 million will be recognized as revenue over the 15-month term of these agreements as technology, products and services are provided to Bloom Energy, with the majority of this revenue to be recognized during fiscal 2009.  This agreement will enable us to focus more broadly on fuel cell technology development to meet growing demand for alternative energy solutions.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.

Cash provided by operating activities for the six months ended September 30, 2008 was $40.3 million compared to $22.7 million for the same period in fiscal 2008.  While operating results decreased year-over-year, we were able to achieve a more than offsetting decrease in our working capital balances, especially accounts receivable including the impact of factoring receivables, which contributed to this year-over-year increase in operating cash flows.  Days sales outstanding decreased from 55 days in the second quarter of fiscal 2008 to 51 days in the second quarter of fiscal 2009.  Further improvements are needed to reduce our inventory balances and improve our inventory turns, which decreased from 12.1 times at the end of the second quarter of fiscal 2008 to 11.1 times at the end of the second quarter of fiscal 2009.

Index

At September 30, 2008, the Company had capital expenditure commitments of $59.6 million.  Significant capital expenditure commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America.  Capital expenditure commitments also include facility construction costs for our new facility in Austria, where demand for refrigerant components and systems has outgrown our existing capacity.  This facility is expected to open in mid-calendar year 2009.  We anticipate our capital spending, net of potential dispositions, in fiscal 2009 to be near our current depreciation levels.

Outstanding unsecured debt increased $24.1 million to $255.7 million at September 30, 2008 from the March 31, 2008 balance of $231.6 million.  The increase in debt was primarily to fund capital expenditures during the first six months of fiscal 2009.  Total debt-to-capital ratio (total debt plus shareholders’ equity) at September 30, 2008 was 37.3 percent compared with 32.4 percent at the end of fiscal 2008.  Meanwhile, our cash balances increased $24.1 million from $38.6 million at March 31, 2008 to $62.7 million at September 30, 2008.  We expect our cash balance to decrease by the end of fiscal 2009, and are focusing on decreasing our outstanding debt balance with our available cash holdings.

We have $80.0 million available for future borrowings under our revolving credit facility at September 30, 2008.  An additional $75.0 million is available on this revolving credit facility, subject to lenders’ approval.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, South Korea and Brazil, totaling $29.9 million at September 30, 2008.   In the aggregate, total available lines of credit of $184.9 million exist at September 30, 2008.  The availability of these funds is subject to our ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.  We do not anticipate that we will incur significant additional borrowings under our available lines of credit based on our future financial projections.

We expect that our internally generated operating cash flows and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures and strategic business opportunities.  However, this expectation could be affected by future funding requirements that may exist for our non-contributory defined benefit pension plans.  The funding policy for these plans is to contribute the annual minimum amount necessary to provide for benefits in accordance with applicable laws and regulations.  The value of the assets held by these plans have recently declined due to the general decline in the financial markets around the world.  This decline in asset value will cause a decrease in the funded status of these plans, which could require additional funding contributions to be made, absent changes to the funding laws and regulations.  If significant additional funding contributions are necessary, this could have an adverse impact on our liquidity position.

Debt Covenants

Certain of our unsecured debt agreements require us to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of our common stock.  Our Amended and Restated Credit Agreement contains the following two most restrictive ratios:

•
Interest Expense Coverage Ratio:  The ratio of our Consolidated EBIT to Consolidated Interest Expense, for the most recently ended four fiscal quarters, as such terms are defined in the Amended and Restated Credit Agreement.  Consolidated EBIT represents (loss) earnings from continuing operations before interest expense and (benefit from) provision for income taxes, and further adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges related to our restructuring program announced on or about January 31, 2008 not to exceed $25 million in the aggregate on or prior to March 31, 2010.  Consolidated Interest Expense represents interest expense plus receivables transaction financing costs.  The interest expense coverage ratio is not permitted to be less than a 1.75 to 1.0 ratio for the second and third quarters of fiscal 2009, increasing to a ratio of 2.25 to 1.0 for the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, and increasing to a ratio of 2.50 to 1.0 for fiscal quarters ending on or after September 30, 2009.  As of September 30, 2008, we were in compliance with the interest expense coverage ratio with a ratio of 2.36 to 1.0.

Index

•
Leverage Ratio:  The ratio of our Consolidated Total Debt outstanding at quarter-end to Consolidated Adjusted EBITDA for the most recently ended four fiscal quarters, as such terms are defined in the Amended and Restated Credit Agreement.  Consolidated Total Debt includes all short-term and long-term indebtedness, plus outstanding letters of credit.  Consolidated Adjusted EBITDA represents Consolidated EBIT plus depreciation and amortization expense.  The leverage ratio is not permitted to be greater than a 3.0 to 1.0 ratio, and as of September 30, 2008, our leverage ratio was in compliance with this requirement with a ratio of 2.28 to 1.0.

To the extent that we fail to maintain either of these ratios within the limits set forth in the Amended and Restated Credit Agreement, our ability to access amounts available under this agreement would be limited, our liquidity would be adversely affected and our obligations under this agreement could be accelerated.  In addition, any such failure would constitute an event of default under the $150 million of fixed rate notes outstanding, and could lead to an acceleration of our obligations under those notes.

Consolidated EBIT, Consolidated Interest Expense, Consolidated Total Debt and Consolidated Adjusted EBITDA do not represent, and should not be considered, an alternative to short-term and long-term debt, loss (earnings) from continuing operations or interest expense, as determined by generally accepted accounting principles (GAAP), and our calculations thereof may not be comparable to similarly titled measures reported by other companies.  We have presented, in the tables below, a calculation of Consolidated EBIT, Consolidated Interest Expense, Consolidated Total Debt and Consolidated Adjusted EBITDA, in each case, as defined in the Amended and Restated Credit Agreement.  The calculations set forth below for Consolidated EBIT, Consolidated Interest Expense and Consolidated Adjusted EBITDA are, in each case, for the four most recently completed fiscal quarters ended September 30, 2008.

The following table presents a calculation of Consolidated EBIT to Consolidated Interest Expense (interest expense coverage ratio):

(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008	Total
(Loss) earnings from continuing operations	$(54,959)	$(34,562)	$6,763	$(14,064)	$(96,822)
Consolidated Interest Expense (a)	3,475	4,039	3,126	3,178	13,818
(Benefit from) provision for income taxes	31,083	12,466	7,679	(2,620)	48,608
Non-cash charges (b)	31,455	19,039	425	5,042	55,961
Cash restructuring and repositioning charges (c)	-	4,960	2,108	4,039	11,107
Consolidated EBIT	$11,054	$5,942	$20,101	$(4,425)	$32,672

Consolidated Interest Expense (a)	$3,475	$4,039	$3,126	$3,178	$13,818

Consolidated EBIT to Consolidated Interest Expense					2.36

(a)
Consolidated Interest Expense is calculated as GAAP interest expense for all quarters, plus the loss on sale of accounts receivable under the Accounts Receivable Purchase Agreement of $68 for the quarter ended September 30, 2008.

(b)	Non-cash charges are comprised of impairment of goodwill and long-lived assets, non-cash restructuring and repositioning charges and provisions for uncollectible notes receivables, as follows:

Index

(dollars in thousands)	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008	Total
Impairment of goodwill and long-lived assets	$31,455	$15,965	$134	$3,031	$50,585
Non-cash restructuring and repositioning charges	-	3,074	291	1,011	4,376
Provision for uncollectible notes receivables	-	-	-	1,000	1,000
Non-cash charges	$31,455	$19,039	$425	$5,042	$55,961

(c)
Restructuring charges represent cash restructuring and repositioning costs incurred in conjunction with our restructuring activities announced on or after January 31, 2008.  Refer to Note 12 in Part I., Item 1. of this report for further discussion of these restructuring activities.

The following table presents a calculation of Consolidated Total Debt to Consolidated Adjusted EBITDA (leverage ratio):

(dollars in thousands)					September 30,
					2008
Short-term debt					$839
Long-term debt - current portion					284
Long-term debt					254,620
Letters of credit					2,200
Consolidated Total Debt					$257,943

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008	Total
Consolidated EBIT	$11,054	$5,942	$20,101	$(4,425)	$32,672
Depreciation and amortization expense (d)	20,367	21,983	19,296	18,792	80,438
Consolidated Adjusted EBITDA	$31,421	$27,925	$39,397	$14,367	$113,110

Consolidated Total Debt to Consolidated Adjusted EBITDA					2.28

(d)
Depreciation and amortization expense represents total depreciation and amortization reported as a component of cash flows from operating activities in the consolidated statements of cash flows less accelerated depreciation which has been included in non-cash charges described in footnote (b) above.

We closely evaluate our expected ability to remain in compliance with the interest expense coverage ratio based on the future increases in the required ratio, as well as the sensitivity of this covenant to changes in financial results.  Recent adverse trends have put additional pressure on our ability to remain in compliance with the interest expense coverage ratio, including the following trends:

•
Significant decline in the global financial markets and ensuing economic uncertainty has contributed to declining revenues in our European commercial vehicle and automotive markets, and in our North American commercial vehicle market;

•	Slower-than-anticipated recovery in the North American commercial vehicle market subsequent to the January 1, 2007 emission requirement changes; and
•	Continued manufacturing inefficiencies in our Original Equipment – North America segment related to new program launches and product line transfers.

Index

These downward trends are expected to continue to adversely affect our financial results in the third and fourth quarters of fiscal 2009.  Depending on the severity, duration and timing of the impact of these trends, we may need to work with our lenders to seek to obtain a waiver or amendment of the interest expense coverage ratio covenant in the near future.  In contemplation of this possibility, we are developing a contingency plan that we would implement in the event that we are not able to obtain a waiver or amendment of the interest expense coverage ratio covenant with our lenders.  We believe that we will be able to maintain compliance with the interest expense coverage ratio covenant by either working with our lenders or through the implementation of the contingency plan.  If we are unable to meet the on-going financial covenant requirements, reach suitable resolution with the lenders or implement our contingency plan, our ability to access available lines of credit would be limited, our liquidity would be adversely affected and our debt obligations could be accelerated, which could have a material adverse effect on our future results of operations and financial position.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

The following is an updated discussion of certain critical accounting policies previously included in our Annual Report on Form 10-K for the year ended March 31, 2008.  All other accounting policies previously disclosed remain applicable for fiscal 2009.

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

Impairment of Goodwill and Intangible Assets:  Impairment tests are conducted at least annually unless business events or other conditions exist which would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  The annual review of goodwill and other intangible assets with indefinite lives for impairment is conducted in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized. Currently no goodwill impairments were required for the three and six months ended September 30, 2008.

Index

Impairment of Long-Lived and Amortized Intangible Assets:  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations. The Company recorded asset impairment charges of $3.0 million and $3.2 million for the three and six months ended September 30, 2008, respectively.

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

Index

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

Contractual Obligations

On July 18, 2008, the Company entered into a three-year, $175.0 million Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.   The credit agreement amended and restated the Company’s existing five-year, $200.0 million revolving credit facility, which had been due to expire in October 2009.  The new facility will expire in July 2011.  At September 30, 2008, $95.0 million was outstanding under the revolving credit facility.

There have been no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $10.0 million as of September 30, 2008.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “will,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. of Part II. of this report.  Other risks and uncertainties include, but are not limited to, the following:

•
Modine’s ability to either successfully obtain a waiver of or amendment to its debt agreements or implement a contingency plan to remain in compliance with the interest expense coverage ratio financial covenant, if needed;

•	The impact the current economic uncertainty and credit market turmoil could have on Modine, its customers and its suppliers;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from Modine’s customers and lenders dealing with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending and/or consummate planned divestitures;

•	Modine’s ability to recover the book value of the South Korean business, if divested;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

Index

•	Modine’s ability to maintain adequate liquidity to carry out restructuring plans while investing for future growth;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point recovery plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin by producing products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing business;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and cost-downs from its customers;

•	Modine’s ability to obtain profitable business at its new facilities in China, Hungary, Mexico, India and Austria and to produce quality products at these facilities from business obtained;

•	The effect of the weather on the Commercial Products business, which directly impacts sales;

•	Unanticipated problems with suppliers meeting Modine’s time and price demands;

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

•	Changes in the anticipated sales mix;

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	The cyclical nature of the vehicular industry;

•	Work stoppages or interference at Modine or Modine’s major customers;

Index

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs; and

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk, commodity price risk and hedging and foreign exchange contract risk.  The recent adverse events in the global financial markets have increased the Company’s exposure to certain of these risks.

Foreign Currency Risk Management

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, South Korea, India and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the South Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  Recent substantial strengthening of the U.S. dollar to other foreign currencies, especially the euro, won and real, has led to a devaluing of the Company’s foreign financial results.  This devaluation is evident in the Company’s currency translation adjustment account, where the Company recorded an unfavorable currency translation adjustment for the three and six months ended September 30, 2008 of $53.2 million and $50.3 million, respectively.  In fiscal 2008, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $54.5 million.  At September 30, 2008 and March 31, 2008, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $165.2 million and $156.9 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $16.5 million and $15.7 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates, similar to what has recently been experienced with the U.S. dollar in comparison to many other foreign currencies.

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

As of September 30, 2008 the foreign-denominated, long-term debt matures as follows:

Index

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$141	$152	$169	$187	$205	$1,352	$2,206
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-term inter-company loans that are sensitive to foreign exchange rates.  At September 30, 2008, the Company has an 11.3 billion won, ($9.4 million U.S. equivalent), 8-year loan with its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that expires March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not treated as a hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  During the first two quarters of fiscal 2009, Modine Korea, LLC paid 12.8 billion won ($11.4 million U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the zero cost collar to reflect the payments.

At September 30, 2008, the Company also had two inter-company loans totaling $17.5 million with its wholly owned subsidiary, Modine Brazil with various maturity dates through May 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on the larger ($15.0 million) of the two inter-company loans.  The smaller inter-company loan ($2.5 million) will be repaid by February 2009 and its foreign exchange exposure will be managed by natural hedges and offsets that exist in the Company’s operations.  The derivative instrument is not treated as a hedge and, accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.

The Company also has other inter-company loans outstanding at September 30, 2008 as follows:

•	$5.3 million loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$9.1 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1.6 million loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

Interest Rate Risk Management

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income and are amortized to interest expense over the respective lives of the borrowings.  During the three and six months ended September 30, 2008, expense of $0.1 million and $0.2 million, respectively, was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  At September 30, 2008, $1.6 million of net unrealized losses remain deferred in accumulated other comprehensive income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term obligations included in the previous table).  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $154.5 million at September 30, 2008.

Index

As of September 30, 2008, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$141	$152	$169	$187	$205	$1,352	$2,206
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.65%	-
Variable rate (U.S. dollars)	-	-	$95,000	-	-	-	$95,000
Average interest rate	-	-	6.01%	-	-	-	-

Credit Risk Management

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news by performing thorough reviews of customer credit reports and accounts receivable aging reports by an internal credit committee.  Approximately 49 percent of the trade receivables balance at September 30, 2008 was concentrated in the Company's top ten customers.  Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change based on its mix of customers.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have acceptable credit ratings to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments are considered stable and secure at September 30, 2008;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide good diversification, investment teams and portfolio managers are adhering to the Company’s investment policies and directives, and exposure to high risk securities and other similar assets is limited.  The Company believes it has good investment policies and controls and proactive investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans have decreased based upon declining market valuations and volatility, which could impact funding requirements for the pension plan in fiscal 2010; and

Index

•	Insurance – The Company monitors its insurance providers to ensure they have acceptable financial ratings, and no concerns have been identified through this review.

Economic Risk Management

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets.  Refer to Note 1 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report, and to the section titled “Liquidity and Capital Resources” in Item 2. of Part I. of this report for further discussion of the impact of the current economic conditions on the Company’s liquidity.

The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses which should be divested or exited as they do not meet required financial metrics;
•	SG&A expense reduction – reducing SG&A expenses and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that will provide the highest return on investment.

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

The Company purchases parts from suppliers that use the Company's tooling to create the part.  In most instances, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers, or maintaining a stable supply of parts from these suppliers.  The Company has implemented a supplier risk management program that utilizes industry sources to identify and mitigate high risk supplier situations.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offset this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

Index

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves, or a reduction in the Company's participation in any one or more markets.  However, the risks associated with any market downturn or reduction are still present.

Commodity Price Risk Management

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum and natural gas hedging strategy by entering into fixed price contracts to help offset changing commodity prices. The Company enters into forward swap contracts for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Hedging and Foreign Currency Exchange Contract Risk Management

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

As of September 30, 2008, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the $15.0 million intercompany loan with Modine Brazil, which are discussed under the section entitled “Foreign Currency Risk Management”.  Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Commodity derivatives:  As further noted above under the section entitled “Commodity Price Risk Management”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three and six months ended September 30, 2008, $0.6 million and $1.3 million of income, respectively, were recorded in the consolidated statements of operations at the same time the underlying transactions impacted earnings.  At September 30, 2008, $5.0 million of unrealized after-tax losses remain deferred in accumulated other comprehensive income, and will be realized as a component of net earnings over the next 81 months.

Index

During the six months ended September 30, 2008, the Company entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  During the three and six months ended September 30, 2008, $1.6 million and $1.9 million of expense were recorded in cost of sales related to these futures contracts.

Interest rate derivatives: As further noted above under the section entitled “Interest Rate Risk Management”, the Company has, from time to time, entered into interest rate derivates to manage the variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive income and are amortized to interest expense over the respective lives of the borrowings.

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.  At September 30, 2008, all counterparties had a sufficient long-term credit rating.

Item 4.  Controls and Procedures

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the fiscal 2008 Form 10-K, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of September 30, 2008.  Notwithstanding this material weakness, our management, including our President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented herein.

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

Index

The Company continues to take steps to remediate the material weakness noted in the annual report on Form 10-K for the fiscal year ended March 31, 2008. The Company has developed a standardized work-plan for the financial accounting group in Europe, which includes required actions and monitoring activities. This work-plan was fully implemented and executed upon during the second quarter of fiscal 2009.  The Company plans to continue to execute this work-plan in Europe during the third quarter of fiscal 2009.

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2009 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.  Certain information required hereunder is incorporated by reference from Note 21 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 1A.  Risk Factors.

The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-Q. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

Given the continued deterioration of our business both as a result of internal and external factors as described in this Form 10-Q, we are presenting in this Form 10-Q new risk factors.  In addition, we have made material additions and revisions to the risk factors described under “Risk Factors” in Item 1A. of Part I. of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The revised and updated risk factors set forth below replace and supersede in their entirety the risk factors provided in the Company’s previous filings.

New Risk Factors

We may violate our bank and note holder covenants.

Our unsecured credit agreement and note purchase agreements require us to satisfy quarter-end financial ratios, including an interest expense coverage ratio and a leverage ratio.  The recent trends impacting our performance, including the slower-than-anticipated recovery in the North American truck market, the operating inefficiencies in the Original Equipment – North America segment, and the overall decline in the credit markets and ensuing economic uncertainty which has contributed to declining revenues, especially within the Original Equipment – Europe segment, have put additional pressure on the Company’s ability to remain in compliance with the interest expense coverage ratio.  These downward trends are expected to continue to adversely affect our financial results in the third and fourth quarters of fiscal 2009.  Depending on the severity, duration and timing of the impact of these trends, we may need to work with our lenders to seek to obtain a waiver of, or amend the interest expense coverage ratio covenant in the near future.  In contemplation of this possibility, the Company is developing a contingency plan that it would implement in the event that it is not able to obtain a waiver or amendment of the interest expense coverage ratio covenant with its lenders.

Index

If we default under our credit agreement and note purchase agreements, either through failing to meet financial covenants or in some other way, and are unable to reach suitable accommodations with our lenders or by failure to successfully implement a contingency plan, our ability to access available lines of credit would be limited, our liquidity would be adversely affected and our debt obligations could be accelerated.

We intend to divest our South Korean business which will have consequences to our results of operations.

Depending on the success of the intended divestiture of the South Korean-based vehicular HVAC business, it may become classified as held for sale and as a discontinued operation at some point during fiscal 2009.  If this were to occur, the financial results of the South Korean business would be excluded from continuing operations.  Given the continued underperformance of the South Korean business and the unprecedented market conditions being experienced in the Company’s industry segments and others, our ability to recover our investment in the South Korean business on a “held for sale” basis may be challenging and could result in a material impairment charge or loss on sale in a future period.  Our South Korean business continues to underperform expectations and financial targets due largely to a combination of on-going customer pricing pressures, deteriorating product mix, lack of customer base diversification, and our unfavorable manufacturing cost structure.

Over the last several fiscal years, we have experienced a declining gross margin, and we may not succeed in achieving historical or projected gross margin levels.

Our gross margin has declined over the last several fiscal years. These declines were a result of a number of factors including economic, financial and credit market turmoil, sluggish North American commercial vehicle production volumes and, more recently, a marked decline in European automotive production volumes.  These economic and end-market conditions, combined with continued operating inefficiencies in our Original Equipment – North America segment and a shift in sales mix toward lower margin products in our Original Equipment – Europe segment, contributed to a 170 basis point decline in the company’s gross margin in comparison to the prior year.  We cannot assure you that our gross margin will improve or return to prior historical levels or the timing of returning to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have a further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely affect our business.

Recent market trends may require additional funding for our pension plans.

The Company has several non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The funding policy for these plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The assets held by these plans have recently declined in value due to the decrease in market valuations.  This decline in asset value will cause a decrease in the funded status of these plans, which could require additional funding contributions to be required, absent changes to the funding laws and regulations.  If significant additional funding contributions are necessary, this could have an adverse impact on the Company’s liquidity position.

Index

Revised and Updated Risk Factors from our Form 10-K for the Fiscal Year Ended March 31, 2008

Our OEM business, which accounts for approximately 90 percent of our business currently, is dependent upon the health of the markets we serve.

Current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. Our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other factors.  Any significant decline in production levels for current and future customers would reduce our sales and harm our results of operations and financial condition.  We are highly susceptible to downward trends in the markets we serve.

The slowdown in the U.S. economy has reduced the demand for commercial trucks, and production levels of automobiles in Europe have decreased dramatically.  The global truck markets are subject to tightening emission standards that drive cyclical demand patterns.  The global construction, agriculture and industrial markets are also impacted by emission regulations and timelines driving the need for advanced product development.  Continuing declines in any of these markets would have an adverse effect on our business.

The current financial condition of the automotive industry in Europe and the United States could have a negative impact on our ability to finance our operations and disrupt the supply of components to our OEM customers.

Several of our key customers face significant business challenges due to increased competitive conditions and recent changes in consumer demand. In operating our business, we depend on the ability of our customers to timely pay the amounts we have billed them for tools and products. Any disruption in our customers’ ability to pay us in a timely manner because of financial difficulty or otherwise would have a negative impact on our ability to finance our operations.

In addition, because of the challenging conditions within the global automotive industry, many automotive suppliers have filed for bankruptcy.  The bankruptcy courts handling these cases could invalidate or seek to amend existing agreements between the bankrupt companies and their labor unions.  The bankruptcy or insolvency of other vehicular suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse effect on our business.

Even if such suppliers are not in bankruptcy, many are facing severe financial challenges.  As a result, they could seek to impose restrictive payment terms on us or cease to supply us which would have a negative impact on our ability to finance our operations.  Because of the expense of dual sourcing, many of our suppliers are single source and hold the tooling for the products we purchase from them.  The process to qualify a new supplier and produce tooling is expensive, time consuming and dependent upon customer approval and qualification.

Index

The Company could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base.  As a result, the Company is dependent on limited sources of supply for certain components used in the manufacture of our products.  The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet demand.  However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, margins and customer relations.

We may be unable to complete and successfully implement our restructuring plan to reduce costs and increase efficiencies in our business and, therefore, we may not achieve the cost savings or timing for completion that we initially projected.

We are implementing a number of cost savings programs, such as the closure of three plants in North America and one in Europe.  Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability.

We had also anticipated that the restructuring efforts would take 18 to 24 months from the time they were announced at the end of January 2008.  We now expect to complete the closing of the three plants in North America and the one plant in Germany by March 31, 2011.  We have and may continue to experience inefficiencies in the movement of product lines from plants being closed to plants that are remaining open.

We may need to undertake further restructuring actions.

We have initiated certain restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  We may need to take further actions to reduce the Company’s cost structure and the charges related to these actions may have a material adverse effect on our results of operations and financial condition.

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

Index

Events beyond our control may impair our operations and financial condition.

As of September 30, 2008, our total consolidated debt was $255.7 million.  This debt level could have important consequences for the Company, including increasing our vulnerability to general adverse economic, credit market and industry conditions; requiring a substantial portion of our cash flows from operations to be used for the payment of interest rather than to fund working capital, capital expenditures, strategic business actions and general corporate requirements; limiting our ability to obtain additional financing or refinance our existing debt agreements; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

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

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to the marketing of such models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex structural components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements which may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

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

Our OEM customers continually seek and obtain price reductions from us.  These price reductions adversely affect our results of operations and financial condition.

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

Index

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs.  In particular, some OEMs have requested that we pay to obtain new business.  In addition, they are also requesting that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If the program is not launched, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our profitability.

Our lack of manufacturing facilities in low cost countries adversely affects our profitability.

The competitive environment in the OEM markets we serve has been intensifying as our customers seek to take advantage of lower operating costs in China, other countries in Asia and parts of Eastern Europe.  As a result, we are facing increased competition from suppliers that have manufacturing operations in low cost countries.  While we continue to expand our manufacturing footprint with a view to taking advantage of manufacturing opportunities in low cost countries, we cannot guarantee that we will be able to fully realize such opportunities.  Additionally, the establishment of manufacturing operations in emerging market countries carries its own risks, including those relating to political and economic instability; trade, customs and tax risks; currency exchange rates; currency controls; insufficient infrastructure; and other risks associated with conducting business internationally.  The loss of any significant production contract to competitors in low cost countries or significant costs and risks incurred to enter or carry on business in these countries could have an adverse effect on our profitability.

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. dollar, the euro, South Korean won and Brazilian real, in particular, could have an adverse effect on our profitability.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the South Korean won, the Brazilian real and other currencies.  Our profitability is affected by movements of the U.S. dollar against the euro, the won, the real and other currencies in which we generate revenues and incur expenses.  To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.   Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro, won or real, could have an adverse effect on our profitability and financial condition or our on-going ability to remain in compliance with our bank and note holder covenants.

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

Index

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

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  We believe that our operations and facilities have been and are being operated in compliance, in all material respects, with such laws and regulations, many of which provide for substantial fines and sanctions for violations.  The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities relating to such matters.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future.

We are also expanding our business in China and India where environmental, health and safety regulations are in their infancy.  As a result, we cannot determine how these laws will be implemented and the impact of such regulation on the Company.

Risks related to internal control deficiencies.

Management identified a material weakness in our internal control over financial reporting during fiscal 2008.  Effective internal control is necessary for appropriate financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles.  As disclosed in Item 9A. “Controls and Procedures”, of our Annual Report on Form 10-K, management identified a material weakness in reconciliations within the Original Equipment – Europe segment.  We are currently implementing remediation plans to correct this material weakness, and a risk exists that financial reporting errors could occur before we are able to fully remediate this material weakness or if we experience other internal control deficiencies.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its second quarter of fiscal 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	1,988 (1)	$14.06 (2)	——	—— (3)

August 1 – August 31, 2008	129 (1)	$18.77 (2)	——	—— (3)

September 1 – September 30, 2008	—— (1)	——	——	—— (3)

Total	2,117 (1)	$14.35 (2)	——	—— (3)

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

(3)
There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of one program.  The Company does not know at this time the number of shares that will be purchased under this portion of the program.  In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted awards or by the directors upon award of unrestricted shares.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding restricted stock awards is 192,804 with a value of $2,791,802 at September 30, 2008.  Generally, the tax withholding obligation on such shares is approximately 40 percent of the value of the shares when they vest.  The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Index

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 17, 2008.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
10.1
Amended and Restated Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers, if any, the Lenders, and JPMorgan Chase Bank, N.A. as Agent, as LC Issuer and Swing Line Lender dated as of July 18, 2008
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2008 (“July 17, 2008 Form 8-K”)

10.2	2008 Incentive Compensation Plan	Exhibit 10.2 to July 17, 2008 Form 8-K

10.3	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke, Bradley C. Richardson and Anthony C. DeVuono	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008
18.1	Preferability letter from PricewaterhouseCoopers LLP regarding a change in accounting principle dated August 11, 2008	Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008

31.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President – Corporate
   Strategy and Chief Financial Officer *

Date:  November 10, 2008

* Executing as both the principal financial officer and a duly authorized officer of the Company