Form 10-Q
period 2008-12-31
MODINE MANUFACTURING CO
filed 2009-02-17
CIK 67347

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,798,926 at February 9, 2009.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2008 and 2007
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Net sales	$365,201	$480,579	$1,298,183	$1,353,472
Cost of sales	323,288	410,941	1,123,031	1,151,695
Gross profit	41,913	69,638	175,152	201,777
Selling, general and administrative expenses	47,032	61,365	171,455	172,334
Restructuring expense (income)	25,311	(3)	28,130	(322)
Impairment of goodwill and long-lived assets	27,342	31,455	30,507	31,455
Loss from operations	(57,772)	(23,179)	(54,940)	(1,690)
Interest expense	4,216	3,475	10,452	9,180
Other expense (income) – net	1,656	(2,778)	494	(7,327)
Loss from continuing operations before income taxes	(63,644)	(23,876)	(65,886)	(3,543)
(Benefit from) provision for income taxes	(7,166)	31,083	(2,107)	30,443
Loss from continuing operations	(56,478)	(54,959)	(63,779)	(33,986)
Earnings from discontinued operations (net of income taxes)	52	149	217	535
Gain on sale of discontinued operations (net of income taxes)	369	-	2,066	-
Net loss	$(56,057)	$(54,810)	$(61,496)	$(33,451)

Loss per share of common stock – basic:
Continuing operations	$(1.76)	$(1.72)	$(1.99)	$(1.06)
Earnings from discontinued operations	-	0.01	0.01	0.02
Gain on sale of discontinued operations	0.01	-	0.06	-
Net loss – basic	$(1.75)	$(1.71)	$(1.92)	$(1.04)

Loss per share of common stock – diluted:
Continuing operations	$(1.76)	$(1.72)	$(1.99)	$(1.06)
Earnings from discontinued operations	-	0.01	0.01	0.02
Gain on sale of discontinued operations	0.01	-	0.06	-
Net loss – diluted	$(1.75)	$(1.71)	$(1.92)	$(1.04)

Dividends per share	$0.100	$0.175	$0.300	$0.525

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and March 31, 2008
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$72,854	$38,595
Short term investments	1,666	2,909
Trade receivables, less allowance for doubtful accounts of $1,918 and $2,218	170,827	294,935
Inventories	118,682	125,499
Assets held for sale	-	6,871
Deferred income taxes and other current assets	74,040	64,482
Total current assets	438,069	533,291
Noncurrent assets:
Property, plant and equipment – net	484,309	540,536
Investment in affiliates	20,459	23,692
Goodwill	25,876	44,832
Intangible assets – net	7,335	10,485
Assets held for sale	-	5,522
Other noncurrent assets	13,178	9,925
Total noncurrent assets	551,157	634,992
Total assets	$989,226	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,732	$4,352
Long-term debt – current portion	249	248
Accounts payable	147,325	193,228
Accrued compensation and employee benefits	85,511	68,885
Income taxes	2,822	16,562
Liabilities of business held for sale	-	3,093
Accrued expenses and other current liabilities	60,684	52,546
Total current liabilities	303,323	338,914
Noncurrent liabilities:
Long-term debt	253,598	227,013
Deferred income taxes	15,587	23,634
Pensions	29,074	33,962
Postretirement benefits	7,695	26,669
Liabilities of business held for sale	-	166
Other noncurrent liabilities	32,293	34,807
Total noncurrent liabilities	338,247	346,251
Total liabilities	641,570	685,165
Commitments and contingencies (See Note 21)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,802 and 32,788 shares	20,501	20,492
Additional paid-in capital	72,620	69,346
Retained earnings	274,786	345,966
Accumulated other comprehensive (loss) income	(6,119)	61,058
Treasury stock at cost: 534 and 495 shares	(13,863)	(13,303)
Deferred compensation trust	(269)	(441)
Total shareholders' equity	347,656	483,118
Total liabilities and shareholders' equity	$989,226	$1,168,283

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	Nine months ended December 31
	2008	2007

Cash flows from operating activities:
Net loss	$(61,496)	$(33,451)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	55,875	59,030
Impairment of goodwill and long-lived assets	30,507	31,455
Deferred income taxes	(23,732)	19,754
Other – net	8,267	(9,322)
Net changes in operating assets and liabilities, excluding dispositions	70,843	(6,965)
Net cash provided by operating activities	80,264	60,501

Cash flows from investing activities:
Expenditures for property, plant and equipment	(79,538)	(58,984)
Proceeds from dispositions of assets	15,174	8,734
Settlement of derivative contracts	(263)	(1,286)
Other – net	3,225	63
Net cash used for investing activities	(61,402)	(51,473)

Cash flows from financing activities:
Short-term debt – net	2,600	(5,209)
Additions to long-term debt	62,580	98,884
Reductions of long-term debt	(34,261)	(41,679)
Book overdrafts	(856)	(5,283)
Proceeds from exercise of stock options	18	686
Repurchase of common stock, treasury and retirement	(560)	(7,396)
Cash dividends paid	(9,678)	(16,972)
Net cash provided by financing activities	19,843	23,031

Effect of exchange rate changes on cash	(4,446)	3,318
Net increase in cash and cash equivalents	34,259	35,377

Cash and cash equivalents at beginning of period	38,595	26,207
Cash and cash equivalents at end of period	$72,854	$61,584

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2008 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2009 are not necessarily indicative of the results to be expected for the full year.

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

Loss from continuing operations: During the three months ended December 31, 2008, the Company reported a loss from continuing operations of $56,478.  The loss in the current quarter is the result of the following factors:

•
Sales volumes declined significantly as a result of the weakening global economy.  The instability in the global financial and economic markets has created a significant downturn in the Company’s vehicular markets, particularly within Europe;

•
The underabsorption of fixed costs in the Company’s manufacturing facilities as the result of declining sales volumes, as well as a shift in product mix toward lower margin business in the Original Equipment – Europe segment, contributed to a decline in gross margin;

•
Impairment charges of $27,342 were recorded in the third quarter of fiscal 2009 primarily within the Original Equipment – Europe and Original Equipment – North America segments.  The Original Equipment – Europe segment reported a significant decline in its current fiscal year results as compared to the prior year.  Original Equipment – Europe’s net sales decreased $76,836, or 40.5 percent from the three months ended December 31, 2007 to the three months ended December 31, 2008.  In addition, Original Equipment – Europe reported a loss from operations of $43,351 for the three months ended December 31, 2008 as compared to income from operations of $20,971 reported for the three months ended December 31, 2007.  In addition to this current fiscal year reduction in performance in the Original Equipment – Europe segment, the Company reduced its outlook for this business in the third quarter of fiscal 2009.  Due to the combination of the decreased fiscal 2009 net sales and profitability and the reduced outlook for this business, the Company recognized a goodwill impairment charge of $9,005 during the third quarter of fiscal 2009.  This represents an impairment for the full amount of goodwill recorded with the Original Equipment – Europe segment.  In addition the Company performed an impairment review of the segment’s long-lived assets during the third quarter of fiscal 2009, which resulted in an impairment charge of $10,562 for certain manufacturing facilities with projected cash flows unable to support their asset base.  The Company also performed an impairment review of the Original Equipment – North America long-lived assets during the third quarter of fiscal 2009 due to the continued underperformance of this segment, which resulted in an impairment charge of $7,775 for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program and a program which was not able to support its asset base;

•
Restructuring and repositioning charges totaling $27,201 were recorded in the third quarter of fiscal 2009 primarily relating to a workforce reduction affecting 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters and a planned workforce reduction throughout the European facilities including the European headquarters in Bonlanden, Germany;

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•
The licensing of Modine-specific fuel cell technology to Bloom Energy and transition services for an up-front fee of $12,689.  The transition services will include the sale of products through December 2009.  The total up-front compensation received will be recognized as revenue over the 15-month term of these agreements as technology, products and services are provided to Bloom Energy, with $8,673 of revenue recognized related to the licensing during the third quarter of fiscal 2009; and

•
Tax valuation allowance charges of $6,961 were recorded against net deferred tax assets in the U.S. and South Korea as the Company continues to assess that it is more likely than not that these assets will not be realized in the future.

During the three months ended December 31, 2007, the Company reported a loss from continuing operations of $54,959.  The Company recorded asset impairment charges of $31,455 within the Original Equipment – North America and Original Equipment – Europe segments.  A goodwill impairment charge of $23,769 was recorded in the Original Equipment – North America segment due to a declining outlook in this segment and a long-lived asset impairment charge of $3,011 was recorded related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base in the third quarter of fiscal 2008.  In addition, a long-lived asset impairment charge of $4,675 was recorded within the Original Equipment – Europe segment related to assets in the Tübingen, Germany manufacturing facility based on the Company’s intention to close this facility.  The Company made a determination during the third quarter of fiscal 2008 that it was more likely than not that the U.S. deferred tax assets would not be realized and recorded a valuation allowance of $40,435 against the net U.S. deferred tax assets.

In response to the near-term adverse conditions facing the Company and recent business performance, the Company continues to execute on the strategies of its four-point recovery plan, which include manufacturing realignment, portfolio rationalization, selling, general and administrative expense (SG&A) reduction, and capital allocation discipline.  The Company also has intensified its focus on maximizing cash flow.  The Company has initiated the following actions through the four-point recovery plan designed to attain a more competitive cost base, improve the Company’s longer term competitiveness and more effectively capitalize on growth opportunities in its thermal management markets:

•	The closure of three manufacturing facilities in North America and one in Europe, which are expected to be closed by the end of fiscal 2011;
•	Reduction in SG&A through the realignment of the regional and corporate headquarters’ organizational structure, including the reduction in workforce described above;
•	A targeted reduction of direct costs in the Company’s manufacturing facilities proportional to recent volume declines;
•	A 20 percent reduction of indirect costs in the Company’s manufacturing facilities in North America, with a similar planned reduction in the Company’s European manufacturing facilities;
•
Tightened controls on capital spending which allocates capital spending to the segments and programs that will provide the highest return on the Company’s investment.  Capital spending will be limited to $65,000 in fiscal 2010, which is significantly below the Company’s recent historical rates;

•	A more rigid working capital focus through the active management of accounts receivables and inventory;
•	The intended divestiture of the Company’s South Korean-based vehicular heating, ventilation and air conditioning (HVAC) business;
•	Elimination of post-retirement medical benefits for Medicare eligible participants; and

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•
The ramp-up of production at the newly constructed manufacturing plants in Austria, China, Hungary, India and Mexico.  The Company has sufficient liquidity available to ramp-up production within these facilities.

Liquidity:  The Company’s debt agreements require it to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  The most restrictive limitations are quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 3.0 to 1.0 ratio (leverage ratio) and earnings before interest and taxes (EBIT) to interest expense of not less than a 1.75 to 1.0 ratio for the third quarter of fiscal 2009 (interest expense coverage ratio), as such terms are used in the debt agreements.  As a result of the significant downturn in the Company’s vehicular markets and resulting loss reported for the three months ended December 31, 2008, the Company was not in compliance with the interest expense coverage and leverage ratio covenants at December 31, 2008, which constituted defaults under the debt agreements.

On February 17, 2009, the Company entered into amendment and waiver agreements with its primary lenders and holders of notes which waived the interest expense coverage and leverage ratio defaults which existed at December 31, 2008.  In addition, various amendments were made to the existing debt agreements, including the following:

•
The Company is providing to its primary lenders and holders of notes a blanket lien on all domestic assets, certain of the Company’s domestic subsidiaries are guaranteeing the Company’s outstanding borrowings, and 65% of the Company’s and debt guarantors’ stock in foreign subsidiaries is pledged;

•
The existing quarterly leverage ratio and interest expense coverage ratio covenants are temporarily replaced by a minimum adjusted EBITDA level for the fourth quarter of fiscal 2009 and each quarter during fiscal 2010, with amended leverage and interest expense coverage ratio covenants  becoming effective for the fourth quarter of fiscal 2010; and

•
Various other restrictive covenants are added, including a limit on capital expenditures, restriction on dividend payments and acquisitions, limitation on other indebtedness outside the existing revolving credit facility and Senior Notes, and limitation on cash balances held by the Company.

See Note 15 for further discussion of these amendments.

The Company agreed to an increase in interest rates of 300 basis points for the revolving credit facility, and an increase in interest rates averaging 473 basis points for the Senior Notes.  The Company incurred fees of $3,054 to its creditors in conjunction with these amendments.  These fees will be capitalized and amortized over the life of the applicable agreements.

The following presents the minimum adjusted EBITDA level requirements which the Company will be required to comply with beginning in the fourth quarter of fiscal 2009:

For the quarter ended March 31, 2009	$(25,000)
For the two consecutive quarters ended June 30, 2009	(22,000)
For the three consecutive quarters ended September 30, 2009	(14,000)
For the four consecutive quarters ended December 31, 2009	1,750
For the four consecutive quarters ended March 31, 2010	35,000

The Company will closely evaluate its on-going ability to remain in compliance with these quarterly minimum adjusted EBITDA levels.  Recent adverse trends in the global financial and economic markets have contributed to a rapid decline in revenues in the Company’s vehicular markets.  These downward trends are expected to continue to adversely affect the Company’s financial results in the fourth quarter of fiscal 2009 and throughout fiscal 2010.  These trends make it increasingly difficult for the Company to project its operating results and may influence its ability to remain in compliance with the minimum adjusted EBITDA levels over the next year.  In contemplation of the uncertainty that exists around the severity and duration of the global recession, the minimum adjusted EBITDA level requirements were established with a range of approximately $10,000 to $20,000 of cumulative cushion at each quarter end to allow for variability in our projected results.  The Company believes that this cushion is sufficient and that it will be able to maintain compliance with the minimum adjusted EBITDA levels through the end of fiscal 2010.  If the Company is unable to meet the financial covenants, its ability to access available lines of credit could be limited, its liquidity could be adversely affected and its debt obligations could be accelerated.  These could have a material adverse effect on the future results of operations, financial position and liquidity of the Company.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company believes that its internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

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

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, the Company’s  financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3,476 which includes a cumulative effect of an accounting change of $6,154, net of income tax effect.  The impact of this change in accounting principle to eliminate the one-month reporting lag for foreign subsidiaries is summarized below for the Company’s results of operations for the three and nine months ended December 31, 2007, the cash flows for the nine months ended December 31, 2007, and the consolidated balance sheet as of the end of fiscal 2008:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31, 2007			Nine months ended December 31, 2007
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle
Net sales	$495,301	$(14,722)	$480,579	$1,370,868	$(17,396)	$1,353,472
Cost of sales	418,290	(7,349)	410,941	1,160,171	(8,476)	1,151,695
Gross profit	77,011	(7,373)	69,638	210,697	(8,920)	201,777
Selling, general and administrative expenses	60,579	786	61,365	171,091	1,243	172,334
Restructuring income	(3)	-	(3)	(322)	-	(322)
Impairment of goodwill and long-lived assets	31,455	-	31,455	31,455	-	31,455
(Loss) income from operations	(15,020)	(8,159)	(23,179)	8,473	(10,163)	(1,690)
Interest expense	3,440	35	3,475	9,194	(14)	9,180
Other income – net	(2,785)	7	(2,778)	(7,061)	(266)	(7,327)
(Loss) earnings from continuing operations before income taxes	(15,675)	(8,201)	(23,876)	6,340	(9,883)	(3,543)
Provision for income taxes	31,824	(741)	31,083	31,513	(1,070)	30,443
Loss from continuing operations	(47,499)	(7,460)	(54,959)	(25,173)	(8,813)	(33,986)
Earnings from discontinued operations (net of income taxes)	149	-	149	535	-	535
Net loss	$(47,350)	$(7,460)	$(54,810)	$(24,638)	$(8,813)	$(33,451)

Loss per share of common stock – basic:
Continuing operations	$(1.49)	$(0.23)	$(1.72)	$(0.79)	$(0.27)	$(1.06)
Earnings from discontinued operations	0.01	-	0.01	0.02	-	0.02
Net loss – basic	$(1.48)	$(0.23)	$(1.71)	$(0.77)	$(0.27)	$(1.04)

Loss per share of common stock – diluted:
Continuing operations	$(1.49)	$(0.23)	$(1.72)	$(0.79)	$(0.27)	$(1.06)
Earnings from discontinued operations	0.01	-	0.01	0.02	-	0.02
Net loss – diluted	$(1.48)	$(0.23)	$(1.71)	$(0.77)	$(0.27)	$(1.04)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

March 31, 2008
	As Reported	Adjustments	After Change in Accounting Principle
ASSETS
Current assets:
Cash and cash equivalents	$38,313	$282	$38,595
Short term investments	2,909	-	2,909
Trade receivables	287,383	7,552	294,935
Inventories	123,395	2,104	125,499
Assets held for sale	6,871	-	6,871
Deferred income taxes and other current assets	63,281	1,201	64,482
Total current assets	522,152	11,139	533,291
Noncurrent assets:
Property, plant and equipment – net	533,807	6,729	540,536
Investment in affiliates	23,150	542	23,692
Goodwill	44,935	(103)	44,832
Intangible assets – net	10,605	(120)	10,485
Assets held for sale	5,522	-	5,522
Other noncurrent assets	9,687	238	9,925
Total noncurrent assets	627,706	7,286	634,992
Total assets	$1,149,858	$18,425	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$11	$4,341	$4,352
Long-term debt – current portion	292	(44)	248
Accounts payable	199,593	(6,365)	193,228
Accrued compensation and employee benefits	65,167	3,718	68,885
Income taxes	11,583	4,979	16,562
Liabilities of business held for sale	3,093	-	3,093
Accrued expenses and other current liabilities	55,661	(3,115)	52,546
Total current liabilities	335,400	3,514	338,914
Noncurrent liabilities:
Long-term debt	226,198	815	227,013
Deferred income taxes	22,843	791	23,634
Pensions	35,095	(1,133)	33,962
Postretirement benefits	26,669	-	26,669
Liabilities of business held for sale	166	-	166
Other noncurrent liabilities	35,579	(772)	34,807
Total noncurrent liabilities	346,550	(299)	346,251
Total liabilities	681,950	3,215	685,165
Shareholders' equity:
Preferred stock	-	-	-
Common stock	20,492	-	20,492
Additional paid-in capital	69,346	-	69,346
Retained earnings	342,490	3,476	345,966
Accumulated other comprehensive income	49,324	11,734	61,058
Treasury stock	(13,303)	-	(13,303)
Deferred compensation trust	(441)	-	(441)
Total shareholders' equity	467,908	15,210	483,118
Total liabilities and shareholders' equity	$1,149,858	$18,425	$1,168,283

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 31, 2007
	As Reported	Adjustments	After Change in Accounting Principle
Cash flows from operating activities:
Net loss	$(24,638)	$(8,813)	$(33,451)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	58,445	585	59,030
Impairment of goodwill and long-lived assets	31,455	-	31,455
Deferred income taxes	19,754	-	19,754
Other – net	(9,322)	-	(9,322)
Net changes in operating assets and liabilities	(29,896)	22,931	(6,965)
Net cash provided by operating activities	45,798	14,703	60,501

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58,112)	(872)	(58,984)
Proceeds from dispositions of assets	8,734	-	8,734
Settlement of derivative contracts	(1,286)	-	(1,286)
Other – net	63	-	63
Net cash used for investing activities	(50,601)	(872)	(51,473)

Cash flows from financing activities:
Short-term debt	7,951	(13,160)	(5,209)
Additions to long-term debt	98,884	-	98,884
Reductions of long-term debt	(41,672)	(7)	(41,679)
Book overdrafts	(5,283)	-	(5,283)
Proceeds from exercise of stock options	686	-	686
Repurchase of common stock, treasury and retirement	(7,396)	-	(7,396)
Cash dividends paid	(16,972)	-	(16,972)
Net cash provided by financing activities	36,198	(13,167)	23,031

Effect of exchange rate changes on cash	3,104	214	3,318
Net increase in cash and cash equivalents	34,499	878	35,377

Cash and cash equivalents at beginning of period	21,227	4,980	26,207
Cash and cash equivalents at end of period	$55,726	$5,858	$61,584

In addition, Modine changed the reporting month end of its domestic operations from the 26th day of the month to the last day of the month for each month except March.  The Company’s fiscal year-end will remain March 31st.  The Company has not retrospectively applied this change in accounting principle since it is impracticable to do so as period end closing data as of the end of each month for prior periods is not available.  Management believes the impact of these changes on the results of operations, consolidated balance sheets and cash flows to be immaterial for all prior periods.

Trade receivables and allowance for doubtful accounts:  Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms.  The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance.  The allowance is based on historical write-off experience and specific customer economic data.  The allowance for doubtful accounts is reviewed periodically and adjusted as necessary.  Utilizing age and size based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis.  Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected.  On September 25, 2008, the Company entered into an Accounts Receivable Purchase Agreement whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis.  During the three and nine months ended December 31, 2008, the Company sold $6,692 and $12,606 of accounts receivable, respectively, to accelerate cash receipts.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the condensed consolidated statements of cash flows.  During the three and nine months ended December 31, 2008, a loss on the sale of accounts receivable of $56 and $124, respectively, was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Accounting standards changes and new accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On October 10, 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active.  The company adopted SFAS No. 157, FSP 157-2 and FSP 157-3 as of April 1, 2008 which did not have a material impact on the financial statements.  See Note 18 for further discussion.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly owned and as such no minority interests are currently reported in its consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   Based upon the Company’s current portfolio of investments in affiliates, the Company does not anticipate that adoption of this standard will have a material impact on the consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  FSP 03-6-1 is effective for the Company during the first quarter of fiscal 2010, and requires all prior-period earnings per share data to be adjusted retrospectively.  Early adoption is not allowed.  The adoption of FSP 03-6-1 will have an impact on earnings per share of $0.01 for the three and nine months ended December 31, 2008.

Note 3: Employee Benefit Plans

Costs (income) from Modine’s contributions to the defined contribution employee benefit plans for the three months ended December 31, 2008 and 2007 were ($194) and $1,908, respectively.  Costs from Modine’s contributions to the defined contribution employee benefit plans for the nine months ended December 31, 2008 and 2007 were $3,303 and $5,642, respectively.  During the three months ended December 31, 2008, the Company’s anticipated contribution percentage for the defined contribution plan was decreased, resulting in income for the period.

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

During the nine months ended December 31, 2008, the Company recorded a settlement charge of $280 related to a settlement payment made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan were modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual earnings portion under the pension plan formula.  The Company recorded a pension curtailment gain of $4,214 during the nine months ended December 31, 2007 to reflect this modification.

Costs for Modine's pension and postretirement benefit plans for the three and nine months ended December 31, 2008 and 2007 include the following components:

	Three months ended December 31				Nine months ended December 31
	Pension		Postretirement		Pension		Postretirement
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$620	$708	$22	$41	$1,879	$2,176	$114	$207
Interest cost	3,549	3,458	179	460	10,688	10,688	947	1,354
Expected return on plan assets	(4,254)	(4,575)	-	-	(12,762)	(13,675)	-	-
Amortization of:
Unrecognized net loss	481	431	38	139	1,448	2,289	104	383
Unrecognized prior service cost	92	123	(595)	-	275	203	(784)	-
Unrecognized net asset	-	(4)	-	-	-	(16)	-	-
Adjustment for curtailment/settlement	-	-	-	-	280	(4,214)	-	-
Net periodic benefit cost (income)	$488	$141	$(356)	$640	$1,808	$(2,549)	$381	$1,944

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted and unrestricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $472 and $1,541 for the three months ended December 31, 2008 and 2007, respectively.  Modine recognized stock-based compensation cost of $3,266 and $5,215 for the nine months ended December 31, 2008 and 2007, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  A new performance period begins each fiscal year so multiple performance periods, with separate goals, are operating simultaneously.  Based upon management’s assessment of probable attainment, $458 of compensation expense was reversed relative to the earnings per share component of the fiscal 2008 plan in the first quarter of fiscal 2009.  In addition, $856 of compensation expense was reversed relative to the earnings per share component of the fiscal 2009 plan in the third quarter of fiscal 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and nine months ended December 31, 2008 and 2007:

Three months ended December 31,
	2008		2007
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Common stock options	-	$-	-	$-
Unrestricted common stock - performance	-	$-	6.6	$27.69
Restricted common stock - retention	-	$-	-	$-
Restricted common stock - performance base upon total shareholder return compared to the S&P 500	-	$-	-	$-
Restricted common stock - performance based upon earnings per share growth	-	$-	-	$-

	Nine months ended December 31,
	2008		2007
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	-	$-	0.3	$5.30
Unrestricted common stock - performance	-	$-	6.6	$27.69
Restricted common stock - retention	17.1	$14.64	11.2	$28.50
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	101.8	$19.49	79.9	$23.60
Restricted common stock - performanc based upon earnings per share growth	-	$-	149.6	$23.25

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Three and nine months ended December 31,
	2008	2007
	Performance Awards	Options	Performance Awards
Expected life of awards in years	3	5	3
Risk-free interest rate	2.68%	4.58%	4.57%
Expected volatility of the Company's stock	36.00%	28.51%	29.60%
Expected dividend yield on the Company's stock	2.50%	3.32%	2.88%
Expected forfeiture rate	1.50%	1.50%	1.50%

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

As of December 31, 2008, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$63	2.1
Restricted common stock - retention	1,851	2.0
Restricted common stock - performance	1,941	1.9
Total	$3,855	1.9

Note 5: Other (Expense) Income – Net

Other (expense) income – net was comprised of the following:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Equity earnings of non-consolidated affiliates	$698	$1,363	$2,211	$2,639
Interest income	535	661	1,660	1,310
Foreign currency transactions	(2,622)	358	(4,685)	2,703
Other non-operating (expense) income - net	(267)	396	320	675
Total other (expense) income - net	$(1,656)	$2,778	$(494)	$7,327

Foreign currency transactions for the three and nine months ended December 31, 2008 and 2007 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil.

Note 6: Income Taxes

For the three months ended December 31, 2008 and 2007, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was -11.3 percent and 130.2 percent, respectively.  During the third quarter of fiscal 2009, the Company recorded a valuation allowance of $6,961 primarily against the net South Korean and U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the third quarter of fiscal 2008, the Company recorded a $40,435 valuation allowance related to its net U.S. deferred tax assets.  The change in the effective tax rate from the prior year primarily stems from a $32,451 decrease in the valuation allowance against net deferred tax assets, which were initially recorded during the third quarter of fiscal 2008, offset by foreign tax rate differentials and goodwill impairments.

For the nine months ended December 31, 2008 and 2007, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was -3.2 percent and 859.2 percent, respectively.  The decrease in the effective tax rate from the prior year primarily relates to the $23,122 decrease in the valuation allowance against the net U.S. deferred tax assets that was initially recorded during the third quarter of fiscal 2008, offset by the absence of a favorable impact of foreign tax law changes and tax rate differentials.

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

The following is a reconciliation of the effective tax rate for the three and nine months ended December 31, 2008:

	Three months ended December 31, 2008
	Domestic	Foreign	Total	%

Loss from continuing operations before income taxes	$(14,974)	$(48,670)	$(63,644)

Benefit from income taxes at federal statutory rate	$(5,241)	$(17,034)	$(22,275)	(35.0%)
Differential in foreign tax rates and state taxes	(880)	4,971	4,091	6.4
Valuation allowance	7,984	(1,023)	6,961	10.9
Goodwill	-	2,390	2,390	3.8
Other, net	1,555	112	1,667	2.6
Provision for (benefit from) income taxes	$3,418	$(10,584)	$(7,166)	(11.3%)

	Nine months ended December 31, 2008
	Domestic	Foreign	Total	%

Loss from continuing operations before income taxes	$(59,023)	$(6,863)	$(65,886)

Benefit from income taxes at federal statutory rate	$(20,658)	$(2,402)	$(23,060)	(35.0%)
Differential in foreign tax rates and state taxes	(1,586)	1,434	(152)	(0.2)
Valuation allowance	17,313	(395)	16,918	25.7
Goodwill	-	2,390	2,390	3.6
Other, net	1,399	398	1,797	2.7
(Benefit from) provision for income taxes	$(3,532)	$1,425	$(2,107)	(3.2%)

The Company is currently under routine examination by taxing authorities in the U.S. and certain foreign countries.  The examinations are in various stages of audit by the applicable taxing authorities.  Based on the outcome of these examinations, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements.  During the third quarter of fiscal 2009, the Company concluded the German tax audit of its 2000-2005 income tax returns.  As a result, unrecognized tax benefits were reduced by $576.  Additional examinations may be resolved within the next twelve months, but at this time it is not possible to estimate the amount of impact of any such changes to the previously recorded uncertain tax positions.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

As further discussed in Note 13, the Company completed the sale of its Electronics Cooling business during the first quarter of fiscal 2009.  Both the gain on sale and earnings from discontinued operations has been shown separately in the consolidated statements of operations.  As a result, the gain on sale has been presented net of income tax (benefit) expense of ($369) and $400 for the three and nine months ended December 31, 2008, respectively.  In addition, the earnings from discontinued operations for the three and nine months ended December 31, 2008 have been presented net of income tax (benefit) expense of ($1) and $75, respectively, and the earnings from discontinued operations for the three and nine months ended December 31, 2007 have been presented net of income tax expense of $136 and $303, respectively.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007

Numerator:
Loss from continuing operations	$(56,478)	$(54,959)	$(63,779)	$(33,986)
Earnings from discontinued operations	52	149	217	535
Gain on sale of discontinued operations	369	-	2,066	-
Net loss	$(56,057)	$(54,810)	$(61,496)	$(33,451)
Denominator:
Weighted average shares outstanding – basic	32,093	31,936	32,066	32,049
Effect of dilutive securities	-	-	-	-
Weighted average shares outstanding – diluted	32,093	31,936	32,066	32,049

Net loss per share of common stock – basic:
Continuing operations	$(1.76)	$(1.72)	$(1.99)	$(1.06)
Earnings from discontinued operations	-	0.01	0.01	0.02
Gain on sale of discontinued operations	0.01	-	0.06	-
Net loss – basic	$(1.75)	$(1.71)	$(1.92)	$(1.04)

Net loss per share of common stock – diluted:
Continuing operations	$(1.76)	$(1.72)	$(1.99)	$(1.06)
Earnings from discontinued operations	-	0.01	0.01	0.02
Gain on sale of discontinued operations	0.01	-	0.06	-
Net loss – diluted	$(1.75)	$(1.71)	$(1.92)	$(1.04)

For the three and nine months ended December 31, 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 2,617 and 2,616 stock options, respectively, and 133 restricted stock awards as these shares were anti-dilutive.  For the three and nine months ended December 31, 2007, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 2,385 stock options, 243 restricted stock awards and 150 performance awards as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive (Loss) Income

Comprehensive (loss) income, which represents net loss adjusted by the change in accumulated other comprehensive (loss) income was as follows:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Net loss	$(56,057)	$(54,810)	$(61,496)	$(33,451)
Foreign currency translation	(20,415)	11,653	(70,759)	36,514
Cash flow hedges	(7,374)	862	(13,580)	(1,365)
Net investment hedging error	-	5,626	-	5,626
Change in SFAS No. 158 benefit plan adjustment	3,928	396	8,184	20,317
Post-retirement plan amendment	-	-	8,978	-
Total comprehensive (loss) income	$(79,918)	$(36,273)	$(128,673)	$27,641

From time to time, the Company has managed its currency exposure related to the net assets of its European subsidiaries through euro-denominated borrowings entered into by the parent.  During the third quarter of fiscal 2008, the Company recorded an adjustment to accumulated other comprehensive (loss) income of $5,626 to properly reflect the income tax ramifications of net losses related to the foreign-currency-denominated debt recorded in the cumulative translation adjustment over the past several fiscal years.  This adjustment was made in the third quarter of fiscal 2008 as it was deemed immaterial to the Company’s financial position for that period and all previously reported periods.  This adjustment had no impact on the Company’s net (loss) earnings during the third quarter of fiscal 2008 or any period previously reported.

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	December 31, 2008	March 31, 2008
Raw materials and work in process	$87,281	$96,973
Finished goods	31,401	28,526
Total inventories	$118,682	$125,499

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2008	March 31, 2008
Gross property, plant and equipment	$1,145,339	$1,188,563
Less accumulated depreciation	(661,030)	(648,027)
Net property, plant and equipment	$484,309	$540,536

A long-lived asset impairment charge of $18,337 was recorded during the three months ended December 31, 2008.  The impairment charge included $7,775 related to assets in the Original Equipment – North America segment for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program and a program which was not able to support its asset base.  If future capital expenditures are required for the program which was not able to support its asset base, additional impairment charges may be required in the future.  Also included in the impairment charge was $10,562 related to certain manufacturing facilities in the Original Equipment – Europe segment with projected cash flows unable to support their asset bases.

A long-lived asset impairment charge of $21,502 was recorded during the nine months ended December 31, 2008.  The impairment charge included $10,570 related to assets in the Original Equipment – North America segment for a facility with projected cash flows unable to support its asset base, a program which is unable to support its asset base and for assets no longer in use.  The impairment charge included $10,562 related to assets in the Original Equipment – Europe segment for certain manufacturing facilities with projected cash flows unable to support their asset bases.  Also included in the impairment charge was $370 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

A long-lived asset impairment charge of $7,686 was recorded during the three months ended December 26, 2007.  The impairment charge included $3,011 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base.  Also included in the impairment charge was $4,675 related to assets in the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment based on the Company’s intention to close this facility.

Note 11: Acquisitions

During fiscal 2007, the Company acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which is payable in 24 months, subject to the sellers’ indemnification obligations under the agreement, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement.  The purchase agreement also included a $4,000 performance payment contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.  The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price.  Accordingly, the $4,000 contingent performance payment was recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096.  During the first quarter of fiscal 2009, the 24 month performance period expired, and the contingency was not met.  As a result, this liability was reversed with reductions of $5,529 to property, plant and equipment, $532 to intangible assets and $2,061 to deferred income tax liability.  The $2,000 note payable remains recorded as a liability at December 31, 2008 as the sellers’ indemnification obligations are being reviewed by the Company and negotiated with the sellers.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 12: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants and the closure of the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  These closures are anticipated to be completed by the end of fiscal 2011.  The Company completed the closure of its Jackson, Mississippi facility in the first quarter of fiscal 2009.  The Clinton, Tennessee facility is scheduled for closure later in fiscal 2009.

In September 2008, the Company announced a workforce reduction that affected approximately 20 employees, including approximately 15 percent of the managerial workforce in the Company’s Racine, Wisconsin, headquarters.

During the third quarter of fiscal 2009, the Company committed to a workforce reduction affecting approximately 140 employees, or approximately 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters.  Modine also began procedures to significantly reduce the workforce throughout its European facilities including its European headquarters in Bonlanden, Germany.

The Company has incurred $33,669 of termination charges, $2,526 of pension curtailment charges and $11,682 of other closure costs related to these plant closures and the workforce reductions.  Further additional costs which are anticipated to be incurred through fiscal 2011 are approximately $17,000, consisting of $3,000 of employee-related costs and $14,000 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  Future cash outlays of approximately $43,000 are anticipated related to these closures and workforce reductions.

Changes in the accrued restructuring liability for the three and nine months ended December 31, 2008 and 2007 were comprised of the following related to the above-described restructuring activities:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31
	2008	2007
Restructuring liability:
Balance, October 1	$6,283	$1,785
Additions	24,927	33
Adjustments	(4)	(36)
Effect of exchange rate changes	714	-
Payments	(620)	(137)
Balance, December 31	$31,300	$1,645

	Nine months ended December 31
	2008	2007
Restructuring liability:
Balance, April 1	$5,161	$2,313
Additions	27,576	323
Adjustments	(519)	(645)
Effect of exchange rate changes	714	-
Payments	(1,632)	(346)
Balance, December 31	$31,300	$1,645

The following is the summary of restructuring and other repositioning costs recorded related to the announced programs during the three and nine months ended December 31, 2008 and 2007:

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Restructuring charges (income):
Employee severance and related benefits	$24,923	$(3)	$27,057	$(322)
Non-cash employee related benefits	388	-	1,073	-
Total restructuring charges (income)	25,311	(3)	28,130	(322)

Other repositioning costs:
Consulting fees	720	-	3,219	-
Miscellaneous other closure costs	1,170	1,249	3,745	2,421
Total other repositioning costs	1,890	1,249	6,964	2,421
Total restructuring and other repositioning costs	$27,201	$1,246	$35,094	$2,099

The total restructuring and other repositioning costs of $27,201 and $35,094 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2008, respectively, as follows: $1,597 and $4,172 were recorded as a component of cost of sales; $293 and $2,792 were recorded as a component of selling, general and administrative expenses; and $25,311 and $28,130 were recorded as restructuring expense.  The total restructuring and other repositioning costs of $1,246 and $2,099 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2007, respectively, as follows: $1,249 and $2,421 were recorded as a component of cost of sales and $3 and $322 were recorded as restructuring income.  The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Discontinued Operations and Assets Held for Sale

During the first quarter of fiscal 2008, the Company announced it would explore strategic alternatives for its Electronics Cooling business.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The balance sheet amounts of the Electronics Cooling business have been reclassified to assets and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statements of operations for all periods presented.  During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,250, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,740 received in cash.  Transition expenses of $437 were paid by the Company during the first quarter of fiscal 2009.  During the third quarter of fiscal 2009, the Company paid $101 based on the finalization of working capital received by the purchaser.  The Company recorded a gain on the sale, net of income taxes, of $369 and $2,066 for the three and nine months ended December 31, 2008, respectively.

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

In addition, the Electronics Cooling business had cash of $1,156 at March 31, 2008, that was included in cash and cash equivalents on the consolidated balance sheet, and the cash balance was not included in the sale transaction.

The following results of the Electronics Cooling business have been presented as earnings from discontinued operations in the consolidated statements of operations:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007

Net sales	$-	$6,916	$2,320	$21,302
Cost of sales and other (income) expenses	(51)	6,631	2,028	20,464
Earnings before income taxes	51	285	292	838
(Benefit from) provision for income taxes	(1)	136	75	303
Earnings from discontinued operations	$52	$149	$217	$535

Note 14: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2009, by segment and in the aggregate, are summarized in the following table:

	OE -Asia	OE -Europe	South America	Commercial Products	Total

Balance, March 31, 2008	$522	$10,518	$14,066	$19,726	$44,832
Fluctuations in foreign currency	(4)	(1,513)	(3,407)	(4,727)	(9,651)
SFAS No. 142 goodwill impairment	-	(9,005)	-	-	(9,005)
Adjustment	-	-	-	(300)	(300)
Balance, December 31, 2008	$518	$-	$10,659	$14,699	$25,876

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2009 by applying a fair value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the Original Equipment – Europe segment goodwill was fully impaired, necessitating a charge of $9,005.  The impairment was due to a recent declining outlook for the Original Equipment – Europe segment as a result of weak European sales volumes, lower gross margins related to new product launches and continued pricing pressures.  The fair value of the Company’s remaining reporting units exceeded their respective book values.  A goodwill impairment charge of $23,769 was recorded in the third quarter of fiscal 2008 in the Original Equipment – North America segment due to a declining outlook for this segment.

The $300 adjustment to goodwill in the Commercial Products segment relates to an income tax benefit recorded during fiscal 2009 in this segment’s Airedale business.  This benefit related to periods prior to the May 3, 2005 acquisition of this business, which resulted in a reduction to goodwill.

Intangible assets are comprised of the following:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2008			March 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,888)	$64	$3,952	$(3,696)	$256
Trademarks	8,493	(2,076)	6,417	10,605	(2,062)	8,543
Other intangibles	353	(191)	162	511	(196)	315
Total amortized intangible assets	12,798	(6,155)	6,643	15,068	(5,954)	9,114
Unamortized intangible assets:
Tradename	692	-	692	1,371	-	1,371
Total intangible assets	$13,490	$(6,155)	$7,335	$16,439	$(5,954)	$10,485

The Company conducted its annual impairment assessment of intangible assets with indefinite lives in the third quarter of fiscal 2009 in accordance with SFAS No. 142 and determined that no impairment charge was necessary.

Amortization expense was $226 and $270 for the three months ended December 31, 2008 and 2007, respectively, and $742 and $700 for the nine months ended December 31, 2008 and 2007, respectively.

Total estimated annual amortization expense expected for the remainder of fiscal year 2009 through 2014 and beyond is as follows:

Fiscal Year	Estimated Amortization Expense

Remainder of 2009	$225
2010	967
2011	644
2012	644
2013	579
2014 & Beyond	3,584

Note 15: Indebtedness

The Company has $75,000, 5.26 percent Senior Notes issued in a private placement, maturing on September 29, 2015 (“2015 Notes”), and $50,000, 6.03 percent Series A Senior Notes maturing on December 7, 2017 (“2017 Notes”) and $25,000, 6.03 percent Series B Senior Notes maturing on December 7, 2018 (“2018 Notes”) issued in a second private placement.  On July 18, 2008, the Company entered into a three-year, $175,000 Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.  The credit agreement amended and restated the Company’s existing five-year, $200,000 revolving credit facility, which had been due to expire in October 2009.  The new facility will expire in July 2011.  The Company incurred $804 of fees to its creditors in conjunction with the Amended and Restated Credit Agreement which will be amortized as a component of interest expense over the term of the facility.  At December 31, 2008, $94,000 was outstanding under the revolving credit facility.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  See Note 1 for further discussion of these covenant requirements.  At December 31, 2008, the Company was not in compliance with the interest expense coverage and leverage ratio covenants, which constituted defaults under the debt agreements.

On February 17, 2009, the Company entered into a First Amendment to Credit Agreement and Waiver with its primary lenders and a Waiver and Second Amendment to Note Purchase Agreement with the Senior Note holders.  These agreements waived the defaults which existed at December 31, 2008.  In addition, various amendments were made to the existing debt agreements as further discussed below:

•
The Company is providing to its primary lenders and holders of notes a blanket lien on all domestic assets, certain of the Company’s domestic subsidiaries are guaranteeing the Company’s outstanding borrowings, and 65% of the Company’s and domestic guarantors’ stock in foreign subsidiaries is pledged;

•	The existing quarterly leverage ratio and interest expense coverage ratio covenants are temporarily replaced by the following minimum adjusted EBITDA levels:

For the quarter ended March 31, 2009	$(25,000)
For the two consecutive quarters ended June 30, 2009	(22,000)
For the three consecutive quarters ended September 30, 2009	(14,000)
For the four consecutive quarters ended December 31, 2009	1,750
For the four consecutive quarters ended March 31, 2010	35,000

Adjusted EBITDA is defined as the Company’s (loss) earnings from continuing operations before interest expense and (benefit from) provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges not to exceed $14,000, and further adjusted to add back depreciation and amortization expense.

•	The interest expense coverage ratio and leverage ratio covenants will become effective during the fourth quarter of fiscal 2010 based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011 and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

In addition, the interest expense coverage ratio covenant calculation is also amended to be calculated as the ratio of adjusted EBITDA to interest expense;
•
The Company will be required to make principal payments of $4,688 quarterly beginning December 29, 2011 for the 2015 Notes, principal payments of $3,125 quarterly beginning March 7, 2014 for the 2017 Notes, and principal payments of $1,563 quarterly beginning March 7, 2014 for the 2018 Notes;

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•	The maturity date for the 2018 Notes will be December 7, 2017;
•
The Company will not be permitted to incur capital expenditures greater than $30,000 for the fourth quarter of fiscal 2009, greater than $65,000 for fiscal year 2010, and greater than $70,000 for all fiscal years thereafter;

•
The Company will be required to prepay the outstanding indebtedness on the revolving credit facility and senior notes with aggregate U.S. cash balances that exceed $10,000 or aggregate foreign cash balances that exceed $20,000;

•
The Company will be permitted to incur up to 35,000 euros ($48,888 U.S. equivalent) of additional indebtedness in its Original Equipment – Europe segment, and an additional aggregate $10,000 of other indebtedness.  The revolving credit facility aggregate commitment amount of $175,000 will be reduced up to a maximum of $15,000 for the amount by which the Original Equipment – Europe segment’s aggregate additional indebtedness, both outstanding and available lines of credit, exceeds 5,000 euros ($6,984 U.S. equivalent);

•
The Company will be required to prepay its outstanding revolving credit facility and senior note borrowings and the $175,000 aggregate commitment for the revolving credit facility will be equally reduced by 100 percent of net proceeds from aggregate asset sales greater than $25,000;

•
The Company is required to deposit $10,000 of cash collateral with JPMorgan Chase Bank, N.A. as security for unrealized losses on commodity derivatives where JPMorgan Chase Bank, N.A. is the counterparty.  See Note 17 for further discussion of these commodity derivatives; and

•
Various other amendments are added, including restrictions on dividend payments and acquisitions, the elimination of the previous $75,000 accordion feature on the revolving credit facility, required prepayments and aggregate commitment reductions for certain capital stock transactions, and provisions for the hiring of financial advisors.

Under the First Amendment to Credit Agreement and Waiver, interest rates were increased 300 basis points for the revolving credit facility.  Under the Waiver and Second Amendment to Note Purchase Agreement, interest rates were increased to 10.0 percent for the 2015 Notes, and to 10.75 percent for the 2017 Notes and 2018 Notes.  If the Company obtains a credit rating of BBB flat or better, the interest rates will be immediately reduced by 2.50 percent for all senior notes.  The Company incurred fees of $3,054 to its creditors in conjunction with these amendments.  These fees will be capitalized and amortized over the life of the applicable agreements.

The Company has $81,000 available for future borrowings under the revolving credit facility.  At December 31, 2008, the Company was in violation of certain financial covenants and was not permitted to borrow under the revolving credit facility until these violations were waived on February 17, 2009.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, South Korea and Brazil totaling $23,395 at December 31, 2008.  In the aggregate, total available lines of credit of $104,395 exist at December 31, 2008.  Furthermore, the Original Equipment – Europe segment is permitted to incur up to 35,000 euros ($48,888 U.S. equivalent) of additional borrowings, although the $81,000 availability under the revolving credit facility will be reduced by $15,000 to the extent that aggregate additional indebtedness through borrowings and available lines of credit in the Original Equipment – Europe segment exceeds 5,000 euros ($6,984 U.S. equivalents).  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 16: Financial Instruments

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At December 31, 2008 and March 31, 2008, approximately 46 percent and 51 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 21 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies: The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At December 31, 2008, the Company had a 9,295,000 won ($7,359 U.S. equivalent), 8-yr loan with its wholly owned subsidiary Modine Korea, LLC that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that was scheduled to expire on March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not being treated as a hedge, and accordingly, transaction gains or losses on the derivative instrument are being recorded in other expense (income) – net in the consolidated statements of operations and acts to offset any currency movement on the outstanding loan receivable.  During the nine months ended December 31, 2008, Modine Korea, LLC paid 14,800,000 won ($12,970 U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the purchased option contract to reflect the payments.  The Company settled this derivative instrument on January 8, 2009 for cash proceeds of $2,440.

At December 31, 2008, the Company also had an inter-company loan totaling $14,900 with its wholly owned subsidiary, Modine Brazil that matures on May 8, 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on this inter-company loan.  The previous smaller inter-company loan for $2,541 was paid in full on November 14, 2008.  Its foreign exchange exposure was managed by natural hedges and offsets that existed in the Company’s operations.  The derivative instrument is not treated as a hedge and, accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and act to offset any currency movement on the outstanding loan receivable.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1,838.

The Company also has other inter-company loans outstanding at December 31, 2008 as follows:
•	$7,297 loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1,561 loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movements in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized in the consolidated statement of operations at the same time that the underlying purchases of aluminum and natural gas impact results from operations.  During the three months ended December 31, 2008 and 2007, $1,632 and $1,480 of expense, respectively, were recorded in the consolidated statements of operations related to the settlement of these futures contracts.  During the nine months ended December 31, 2008 and 2007, $343 and $1,286 of expense, respectively, were recorded in the consolidated statements of operations related to the settlement of these futures contracts.  At December 31, 2008, $10,010 of unrealized after-tax losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 78 months.

The Company also enters into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  During the three months ended December 31, 2008 and 2007, $2,657 and $1,365 of expense, respectively, were recorded in cost of sales related to these futures contracts.  During the nine months ended December 31, 2008 and 2007, $4,536 and $891 of expense, respectively, were recorded in cost of sales related to these futures contracts.

Interest rate derivatives:  On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate on the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive (loss) income and are being amortized to interest expense over the respective lives of the borrowings.

During the three months ended December 31, 2008 and 2007, $85 of expense was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses.  During the nine months ended December 31, 2008 and 2007, $255 and $259 of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of the interest rate derivative losses.  At December 31, 2008, $1,542 of unrealized after-tax losses remain deferred in accumulated other comprehensive (loss) income.

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

At December 31, 2008, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,666	$-	$-	$1,666
Derivative financial instruments	-	4,621	-	4,621
Total assets	$1,666	$4,621	$-	$6,287

Liabilities:
Derivative financial instruments	$-	$(14,594)	$-	$(14,594)
Deferred compensation obligation	-	(1,739)	-	(1,739)
Total liabilitites	$-	$(16,333)	$-	$(16,333)

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

Changes in the warranty liability were as follows:

	Three months ended December 31
	2008	2007

Balance, October 1	$11,461	$12,996
Accruals for warranties issued in current period	2,031	1,316
(Reversals) accruals related to pre-existing warranties	(230)	533
Settlements made	(2,692)	(1,668)
Effect of exchange rate changes	(88)	112
Balance, December 31	$10,482	$13,289

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 31
	2008	2007

Balance, April 1	$15,790	$14,152
Accruals for warranties issued in current period	5,832	4,071
(Reversals) accruals related to pre-existing warranties	(770)	881
Settlements made	(8,899)	(6,490)
Effect of exchange rate changes	(1,471)	675
Balance, December 31	$10,482	$13,289

Commitments: At December 31, 2008, the Company had capital expenditure commitments of $66,005.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America, along with the expansion of new facilities in Europe and Asia.  The planned timing of these commitments will allow the Company to remain in compliance with the capital expenditure restrictions under the Company’s credit agreements.  See Note 15 for further discussion of these capital expenditure restrictions.

Note 20: Segment Information

The following is a summary of net sales, loss from continuing operations before income taxes and total assets by segment:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2008	2007	2008	2007
Sales :
Original Equipment - Asia	$42,271	$74,339	$153,056	$204,597
Original Equipment - Europe	112,934	189,770	499,920	535,944
Original Equipment - North America	126,232	133,248	385,358	381,142
South America	28,669	33,920	114,787	97,632
Commercial Products	48,795	55,933	150,865	150,360
Fuel Cell	11,469	923	14,282	2,230
Segment sales	370,370	488,133	1,318,268	1,371,905
Corporate and administrative	897	321	2,631	2,461
Eliminations	(6,066)	(7,875)	(22,716)	(20,894)
Sales from continuing operations	$365,201	$480,579	$1,298,183	$1,353,472

Operating earnings (loss):
Original Equipment - Asia	$(1,928)	$380	$(6,746)	$(403)
Original Equipment - Europe	(43,351)	20,971	(6,865)	60,764
Original Equipment - North America	(12,727)	(31,070)	(25,662)	(34,224)
South America	1,041	2,523	11,648	8,828
Commercial Products	5,178	4,846	13,886	10,665
Fuel Cell	9,057	(395)	7,764	(1,247)
Segment (loss) earnings	(42,730)	(2,745)	(5,975)	44,383
Corporate and administrative	(14,900)	(20,440)	(48,832)	(46,134)
Eliminations	(142)	6	(133)	61
Other items not allocated to segments	(5,872)	(697)	(10,946)	(1,853)
Loss from continuing operations before income taxes	$(63,644)	$(23,876)	$(65,886)	$(3,543)

	December 31, 2008	March 31, 2008
Assets:
Original Equipment - Asia	$128,404	$159,718
Original Equipment - Europe	384,111	489,512
Original Equipment - North America	184,226	213,707
South America	72,423	99,289
Commercial Products	87,481	96,120
Fuel Cell	2,952	1,737
Corporate and administrative	139,641	118,316
Assets held for sale	-	12,393
Eliminations	(10,012)	(22,509)
Total assets	$989,226	$1,168,283

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 21: Contingencies and Litigation

Market risks:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial and economic markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations and the Company’s liquidity.  See Note 1 for further discussion of liquidity risk.  The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

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

Counterparty risks:  The recent adverse events in the global financial and economic markets have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

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

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of three sites with which the Company had involvement. These sites include Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Chemetco (Illinois), and LWD, Inc. (Kentucky). These sites are not Company owned but allegedly contain materials attributable to Modine from past operations. Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Settlement costs anticipated for remedial activities at these sites are not expected to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.

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

Personal injury actions:  The Company, along with Rohm and Haas Company and Morton International, was named as a defendant in twenty-four separate personal injury actions that were filed in the Philadelphia Court of Common Pleas (“PCCP”), and in an alleged class action matter filed in the United States District Court, Eastern District of Pennsylvania.  The PCCP cases involved allegations of personal injury from exposure to solvents that were allegedly released to groundwater and air for an undetermined period of time.  The federal court action sought damages for medical monitoring and property value diminution for a class of residents of a community that were allegedly at risk for personal injuries as a result of exposure to this same allegedly contaminated groundwater and air.  The Company mediated these cases in December 2007 and settled both the PCCP cases and the class action.  The Company has been dismissed from the twenty-four PCCP cases with prejudice. In August 2008, the federal court gave final approval to the settlement of the class action and the Company was dismissed with prejudice from that case.

Other litigation:  In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the third quarter of fiscal 2008.  The ruling of the Federal Tax Court has been appealed by the Servicio de Administracion Tributaria.  The appeal was decided favorably to the Company during the third quarter of fiscal 2009.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $1,962 and $4,320 at December 31, 2008 and March 31, 2008, respectively.  The decline in the reserves was primarily based on payments made during the second quarter of fiscal 2009.  No additional reserves were recorded during the three and nine months ended December 31, 2008.  The Company recorded additional reserves of $3,369 and $5,169, net of insurance recoveries, for the three and nine months ended December 31, 2007.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 22: Subsequent Events

On February 17, 2009 the Company entered into amendment and waiver agreements with its primary lenders and holders of notes.  Refer to Notes 1 and 15 for further discussion of these agreements.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine”, “we”, “us”, “Company”, or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2008 refers to the third quarter of fiscal 2009.  Prior to April 1, 2008, the majority of our subsidiaries outside the United States reported operating results with a one-month lag.  This reporting lag was eliminated during the first quarter of fiscal 2009.  Fiscal 2008 information was revised to reflect this change for comparability.  See Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Third Quarter Overview:  Net sales in the third quarter of fiscal 2009 were $365 million, representing a $115 million, or 24 percent, decrease from the third quarter of fiscal 2008.  This dramatic decline consists of an overall sales volume deterioration of $72 million in our businesses and $43 million of unfavorable exchange rate changes.  Gross margin decreased from 14.5 percent in the third quarter of fiscal 2008 to 11.5 percent in the third quarter of fiscal 2009 largely due to the sales volume decline.  Our pre-tax loss from continuing operations was $64 million during the current year as compared to the pre-tax loss from continuing operations of $24 million in the third quarter of fiscal 2008.  This resulted in a current quarter net loss of $56 million, or a loss per share of $1.75, in comparison to a net loss of $55 million, or a loss per share of $1.71 in the prior year quarter.  The following are key elements of our current period loss:

•
Negative Original Equipment – Europe performance – Sales volumes declined significantly as a result of the weakening global economy.  The instability in the global financial and economic markets has resulted in a significant downturn in our vehicular markets, particularly within Europe.  Automotive and medium/heavy duty truck sales are down approximately 50 percent and 40 percent, respectively, within Europe from the third quarter of fiscal 2008 to the third quarter of fiscal 2009;

•
Gross margin decline – The underabsorption of fixed costs in our manufacturing facilities as the result of declining sales volumes, as well as a shift in product mix toward lower margin business in our European business, contributed to the decline in gross margin;

•
License agreement – During October 2008, we entered into an agreement with Bloom Energy under which Bloom Energy licensed our thermal management technology and we will provide certain transition services to Bloom Energy, for an aggregate up-front fee of $13 million.  The transition services include the sale of products through December 2009.  The total up-front compensation received will be recognized as revenue over the 15-month term of these agreements as technology, products and services are provided to Bloom Energy, with $9 million of revenue recognized related to the licensing during the third quarter of fiscal 2009;

•
Goodwill impairment charge – During the third quarter of fiscal 2009, a goodwill impairment charge of $9 million was recorded in our Original Equipment – Europe segment.  During the third quarter of fiscal 2009, our outlook for this business was reduced, which resulted in the book value of assets employed in this business exceeding the fair value of this business;

•
Long-lived asset impairment charges – During the third quarter of fiscal 2009, we recorded impairment charges of $19 million against certain long-lived assets.  A charge of $11 million was related to an impairment review of our long-lived assets in the Original Equipment – Europe segment, where certain manufacturing facilities were not able to support their asset bases through projected cash flows.  In addition, an $8 million impairment charge was recorded in the Original Equipment – North America segment related to a manufacturing facility which was not able to support its asset base through projected cash flows, for assets related to a cancelled program and a program which was not able to support its asset base;

•
Restructuring and repositioning charges – Restructuring and repositioning charges totaled $27 million in the third quarter of fiscal 2009 primarily relating to a workforce reduction affecting 25 percent of the workforce in our Racine, Wisconsin headquarters and a planned workforce reduction throughout our European facilities including our European headquarters in Bonlanden, Germany; and

Index

•
Deferred tax valuation allowance – During the third quarter of fiscal 2009, we recorded a deferred tax valuation allowance charge of $7 million against our U.S. and South Korea net deferred tax assets as we continue to assess that it is more likely than not that these assets will not be realized in the future.

In response to the near-term adverse conditions facing us, especially within the vehicular markets we serve, we continue to execute on the strategies of our four-point recovery plan, which includes manufacturing realignment, portfolio rationalization, selling, general and administrative expense (SG&A) reduction, and capital allocation discipline.  We also have intensified our focus on maximizing cash flow.  We are proceeding with the following actions to attain a more competitive cost base, improve our longer term competitiveness and more effectively capitalize on growth opportunities in our thermal management markets:

•	The closure of three manufacturing facilities in North America and one in Europe, which are expected to be completed by the end of fiscal 2011;
•	Reduction in SG&A through the realignment of the regional and corporate headquarters’ organizational structure including the reduction in workforce;
•	A targeted reduction of our direct costs proportional to volume declines within our manufacturing facilities worldwide;
•	Implementation of a 20 percent reduction in our indirect manufacturing overhead in North America, with a similar planned reduction in Europe;
•
Tightened controls on capital spending which allocates capital spending to the segments and programs that will provide the highest return on our investment.  Capital spending will be limited to $65 million in fiscal 2010 which is significantly below our recent historical rates;

•	A more rigid working capital focus through the active management of accounts receivables and inventory;
•	The intended divestiture of our South Korean-based vehicular heating, ventilation and air conditioning (HVAC) business;
•	Elimination of post-retirement medical benefits for Medicare eligible participants; and
•
The ramp-up of production at the newly constructed manufacturing plants in Austria, China, Hungary, India and Mexico.  We have sufficient liquidity available to ramp-up production within these facilities.

Year-To-Date Overview:  Net sales in the first nine months of fiscal 2009 were $1,298 million, representing a $55 million, or 4 percent, decrease, from the first nine months of fiscal 2008.  The unfavorable impact of foreign currency exchange rate changes and decreased sales volumes within our European and Asian businesses were the most significant factors contributing to this decrease.  Loss from continuing operations increased $30 million from a loss of $34 million in the first nine months of fiscal 2008 to a loss of $64 million in the first nine months of fiscal 2009.  The adverse factors impacting the third quarter of fiscal 2009 discussed above had the most significant effect on this year-over-year reduction in results from continuing operations.

Liquidity:  At December 31, 2008, we had $94 million of outstanding borrowings on our $175 million revolving credit facility and $150 million of senior notes outstanding.  These debt agreements require us to maintain specific financial ratios, and at December 31, 2008 we were not in compliance with the interest expense coverage and leverage ratio covenants, which constituted defaults under these agreements.  These defaults have prevented us from borrowing under the revolving credit facility subsequent to December 31, 2008.  Our December 31, 2008 cash balance of $73 million has provided us sufficient liquidity while we negotiated a waiver and amendment with our primary lenders and note holders.

On February 17, 2009, we entered into a waiver and amendment with our primary lenders and note holders.  These agreements waived the defaults which existed at December 31, 2008, added a new financial covenant and amended existing financial covenants, and placed various restrictions on us.  After entering into this agreement, we are able to access the $81 million of available borrowings under the credit facility.  Our ability to remain in compliance with the future covenants is dependent on our ability to achieve certain minimum levels of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA).  The recent adverse trends in the global financial and economic markets and the resulting rapid decline in our vehicular markets have made it increasingly difficult for us to project our future operating results and our ability to meet the required minimum adjusted EBITDA levels.  Accordingly, the covenant level requirements were established with approximately $10 million to $20 million of cumulative cushion at each quarter end over our projected results, and we believe this cushion is sufficient to allow us to comply with the covenants.  If we are unable to meet the minimum adjusted EBITDA levels, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated.  These events could have a material adverse effect on our future results of operations, financial position and liquidity.

Index

We believe that our operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to the revolving credit facility, will provide us sufficient liquidity to satisfy our future operating costs and capital expenditures.  Refer to “Liquidity and Capital Resources” for further discussion of this amendment.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 31, 2008 and 2007:

	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	365.2	100.0%	480.5	100.0%	1,298.2	100.0%	1,353.5	100.0%
Cost of sales	323.3	88.5%	410.9	85.5%	1,123.0	86.5%	1,151.7	85.1%
Gross profit	41.9	11.5%	69.6	14.5%	175.2	13.5%	201.8	14.9%
Selling, general and administrative expenses	47.0	12.9%	61.3	12.8%	171.5	13.2%	172.3	12.7%
Restructuring expense (income)	25.3	6.9%	-	0.0%	28.1	2.2%	(0.3)	0.0%
Impairment of goodwill and long-lived assets	27.3	7.5%	31.5	6.6%	30.5	2.3%	31.5	2.3%
Loss from operations	(57.8)	-15.8%	(23.2)	-4.8%	(54.9)	-4.2%	(1.7)	-0.1%
Interest expense	4.2	1.2%	3.5	0.7%	10.5	0.8%	9.1	0.7%
Other expense (income) - net	1.7	0.5%	(2.8)	-0.6%	0.5	0.0%	(7.3)	-0.5%
Loss from continuing operations before income taxes	(63.6)	-17.4%	(23.9)	-5.0%	(65.9)	-5.1%	(3.5)	-0.3%
(Benefit from) provision for income taxes	(7.2)	-2.0%	31.1	6.5%	(2.1)	-0.2%	30.4	2.2%
Loss from continuing operations	(56.5)	-15.5%	(55.0)	-11.4%	(63.8)	-4.9%	(33.9)	-2.5%

Comparison of Three Months Ended December 31, 2008 and 2007

Third quarter net sales of $365.2 million were $115.3 million lower than the $480.5 million reported in the third quarter of fiscal 2008.  This decrease in revenues was driven by a significant decline in sales volumes in our European and Asian businesses and $42.9 million of unfavorable foreign currency exchange rate changes.

During the third quarter of fiscal 2009, gross margin decreased from 14.5 percent for last year’s third quarter to 11.5 percent in the third quarter of this year.  The decrease in gross margin is related to underabsorption of fixed costs in our manufacturing facilities as sales volumes significantly decreased, and is also impacted by a shift in our product mix toward lower margin products in Europe.  In addition, the manufacturing realignment currently in progress in North America, including the process of closing manufacturing plants and the consolidation and launch of product lines, resulted in operating inefficiencies during the third quarter of fiscal 2009 which caused margin pressure.

Index

SG&A expenses decreased $14.3 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009.  Included in this amount is a $2.8 million gain on the sale of a corporate aircraft, $5.0 million of favorable foreign currency exchange rate changes and the positive impact of an overall focused reduction of SG&A.

Restructuring expense (income) is primarily comprised of severance costs incurred under our four-point recovery plan.  During the third quarter of fiscal 2009, restructuring expenses of $25.3 million were incurred primarily related to a workforce reduction in our Racine, Wisconsin headquarters and a planned workforce reduction throughout our European facilities including the European headquarters in Bonlanden, Germany.

During the third quarter of fiscal 2009, we recorded $27.3 million of asset impairment charges.  Included in this amount is a goodwill impairment charge of $9.0 million and a long-lived asset impairment charge of $10.6 million, both recorded in our Original Equipment – Europe segment, and a long-lived asset impairment charge of $7.8 million recorded in our Original Equipment – North America segment. During the third quarter of fiscal 2008, we recorded asset impairment charges of $31.5 million which included a goodwill impairment charge of $23.8 million and a long-lived asset impairment charge of $3.0 million, both recorded in our Original Equipment – North America segment, and a long-lived asset impairment charge of $4.7 million recorded in our Original Equipment – Europe segment.

Loss from operations increased $34.6 million from $23.2 million in the third quarter of fiscal 2008 to $57.8 million in the third quarter of fiscal 2009.  The reduction in net sales and gross profit and the impact of restructuring charges were the primary factors contributing to this decline.

Other expense (income) decreased $4.5 million from $2.8 million of income recorded in the third quarter of fiscal 2008 to $1.7 million of expense recorded in the third quarter of fiscal 2009.  The reduction in other expense (income) was primarily related to foreign currency transaction losses recorded in the third quarter of fiscal 2009 on the inter-company loans with Modine do Brasil Sistemas Tesmicos, Ltda. (Modine Brazil) based on the substantial weakening of the Brazilian real to the U.S. dollar during fiscal 2009.

During the third quarter of fiscal 2009, we recorded a $7.2 million benefit from income taxes, which represents an effective tax rate of -11.3 percent.  This compares to a $31.1 million provision for income taxes recorded during the third quarter of fiscal 2008, which represents an effective tax rate of 130.2 percent.  During the third quarter of fiscal 2009, we recorded a valuation allowance of $7.0 million against the net deferred tax assets in the U.S. and South Korea as we continue to assess that it is more likely than not that these assets will not be realized in the future.  This valuation allowance had the most significant impact on reducing the tax benefit realized on the current quarter’s pre-tax loss below the 35 percent statutory rate.  During the third quarter of fiscal 2008, we recorded a $40.4 million valuation allowance against our net U.S. deferred tax assets.

Loss from continuing operations increased $1.5 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009.  In addition, diluted loss per share from continuing operations increased from a loss of $1.72 per share in the prior year to a loss of $1.76 per share in the current year.

Comparison of Nine Months Ended December 31, 2008 and 2007

Fiscal 2009 year-to-date net sales of $1,298.2 million were $55.3 million lower than the $1,353.5 million reported in the same period last year.  This decrease in revenues was driven by reduced sales volumes in our European and Asian businesses.

Index

Fiscal 2009 year-to-date gross margin decreased to 13.5 percent from 14.9 percent reported in the same period last year.  The decrease in gross margin is primarily related to a shift in our product mix toward lower margin products in Europe and underabsorption of fixed costs in our manufacturing facilities as sales volumes decreased.

Fiscal 2009 year-to-date SG&A expenses decreased $0.8 million from the same period last year.  The overall reduction of SG&A during the third quarter of fiscal 2009 was offset by incremental consulting fees of $3.2 million incurred during the first nine months of fiscal 2009 related to the on-going restructuring activities in North America.  Foreign currency exchange rates had a minimal impact on the total SG&A costs year-over-year.

Restructuring expenses of $28.1 million were recorded during the first nine months of fiscal 2009 related to early retirements and reduction in workforce severance costs incurred under our four-point recovery plan as well as severance related to our previously announced plant closures.  During the same period last year, $0.3 million of restructuring income was recorded related to reversals of previously established severance accruals upon employee terminations prior to the completion of required retention periods.

During the first nine months of fiscal 2009, we recorded asset impairment charges of $30.5 million including a goodwill impairment charge of $9.0 million in our Original Equipment – Europe segment and a long-lived asset impairment charge $21.5 million against certain long-lived assets in our European, North American and Commercial Products businesses.  These charges related to certain manufacturing facilities with projected cash flows not able to support their asset base, program assets which were not able to support their asset bases and assets no longer in use, as well as assets related to cancelled programs.

Fiscal 2009 year-to-date interest expense increased $1.4 million over the same period last year, based on increased borrowings in fiscal 2009 as we fund capital expenditures.

Fiscal 2009 year-to-date other expense (income) decreased $7.8 million from income of $7.3 million during the first nine months of fiscal 2008 to expense of $0.5 million during the first nine months of fiscal 2009.  Incremental foreign currency transaction losses were recorded in fiscal 2009 on the inter-company loans with Modine Brazil based on the substantial weakening of the Brazilian real to the U.S. dollar.

During the first nine months of fiscal 2009, we recorded a $2.1 million benefit from income taxes, which represents an effective tax rate of -3.2 percent.  This compares to a $30.4 million provision for income taxes recorded during the first nine months of fiscal 2008, which represents an effective tax rate of 859.2 percent.  During the first nine months of fiscal 2009, we recorded valuation allowance charges of $16.9 million against the net deferred tax assets in the U.S. and South Korea as we continue to assess that it is more likely than not that these assets will not be realized in the future.  This valuation allowance, partially offset by foreign tax rate differentials, had the most significant impact on the current year effective tax rate.  During the first nine months of fiscal 2008, we recorded a $40.4 million valuation allowance against our net U.S. deferred tax assets.

Loss from continuing operations increased $29.9 million from the first nine months of fiscal 2008 to the first nine months of fiscal 2009.  In addition, diluted loss per share from continuing operations increased from a loss of $1.06 per share in the prior year to a loss of $1.99 per share in the current year.

DISCONTINUED OPERATIONS

During the first quarter of fiscal 2008, we announced our intention to explore strategic alternatives for our Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold during the first quarter of fiscal 2009 for $13.3 million, resulting in a gain on sale of $2.1 million for the first nine months of fiscal 2009.

Index

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	42.3	100.0%	74.3	100.0%	153.1	100.0%	204.6	100.0%
Cost of sales	38.5	91.0%	65.7	88.4%	141.2	92.2%	183.9	89.9%
Gross profit	3.8	9.0%	8.6	11.6%	11.9	7.8%	20.7	10.1%
Selling, general and administrative expenses	5.7	13.5%	8.2	11.0%	18.6	12.1%	21.1	10.3%
(Loss) income from continuing perations	(1.9)	-4.5%	0.4	0.5%	(6.7)	-4.4%	(0.4)	-0.2%

Comparison of Three Months Ended December 31, 2008 and 2007

Original Equipment – Asia net sales decreased $32.0 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009, primarily as a result of a declining economy and $18.6 million of unfavorable foreign currency exchange rate changes.  Gross margin declined from 11.6 percent during the third quarter of fiscal 2008 to 9.0 percent during the third quarter of fiscal 2009.  The declining sales volumes and resulting underabsorption of our fixed manufacturing costs primarily drove this decrease.  SG&A expenses decreased $2.5 million due to a focus on reducing SG&A expenses.  In addition, SG&A expenses for the third quarter of fiscal 2008 included costs for the expansion in this region with the construction of our new facilities in China and India.  The loss from continuing operations during the third quarter of fiscal 2009 was $1.9 million, compared to the income from continuing operations of $0.4 million during the third quarter of fiscal 2008.  This $2.3 million decrease was based largely on the decreased sales volumes and declining gross margin.

Comparison of Nine Months Ended December 31, 2008 and 2007

Original Equipment – Asia fiscal 2009 year-to-date net sales decreased $51.5 million from the same period last year, based largely on the declining South Korean economy as well as the $29.9 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 10.1 percent during the first nine months of fiscal 2008 to 7.8 percent during the first nine months of fiscal 2009, primarily as a result of the weak sales volumes.  SG&A expenses decreased $2.5 million due to a focus on reducing SG&A expenses in the South Korean business.  SG&A expenses for the first nine months of fiscal 2008 also included costs for the expansion in this region with the construction of our new facilities in China and India. The loss from continuing operations increased $6.3 million year over year, based largely on the decreased sales and declining gross margins.

Intended Divestiture of South Korean Business

During the fourth quarter of fiscal 2008, we recorded an impairment charge of $12.0 million related to assets at the Asan City, South Korea manufacturing facility based on their underperforming operations and declined outlook.  During October 2008, we announced strategic plans to scale back our focus on the global vehicular HVAC market through the intended divestiture of the South Korean-based vehicular HVAC business.  This business represents a significant portion of our Original Equipment – Asia segment, with annual revenues in a range of approximately $150.0 million to $200.0 million.  During the third quarter of fiscal 2009, we updated our impairment analysis and determined that no additional impairment exists at December 31, 2008.  The South Korean business continues to be reported in this segment at December 31, 2008, and we will continue to formalize our plans around this intended divestiture during the fourth quarter of fiscal 2009.  Depending on the progress made toward finalizing our divestiture plans, we may be required to classify this business as held for sale and as a discontinued operation during fiscal 2009.  If this were to occur, the South Korean business would be removed from our Original Equipment – Asia segment and presented separately as a discontinued operation for all periods presented.  Given the continued underperformance of this business and the recent unprecedented market conditions impacting our industry segments and others, our ability to recover our investment in the South Korean business on a held for sale basis may be challenging and could result in a material impairment charge or loss on sale in a future quarter.

Index

Original Equipment - Europe
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	112.9	100.0%	189.8	100.0%	499.9	100.0%	535.9	100.0%
Cost of sales	104.0	92.1%	153.1	80.7%	426.0	85.2%	433.1	80.8%
Gross profit	8.9	7.9%	36.7	19.3%	73.9	14.8%	102.8	19.2%
Selling, general and administrative expenses	11.3	10.0%	11.0	5.8%	39.8	8.0%	37.4	7.0%
Restructuring expense	21.4	19.0%	-	0.0%	21.4	4.3%	-	0.0%
Impairment of goodwill and long-lived assets	19.6	17.4%	4.7	2.5%	19.6	3.9%	4.7	0.9%
(Loss) income from continuing operations	(43.4)	-38.4%	21.0	11.1%	(6.9)	-1.4%	60.8	11.3%

Comparison of Three Months Ended December 31, 2008 and 2007

Original Equipment – Europe net sales declined $76.9 million from $189.8 million during the third quarter of fiscal 2008 to $112.9 million during the third quarter of fiscal 2009 due to a substantial decline in underlying sales volumes coupled with an $11.4 million unfavorable impact of foreign currency exchange rate changes.  Europe’s automotive vehicular markets are being substantially affected by the recent adverse events in the global financial markets and resulting economic downturn.  In addition, Europe’s commercial vehicle market has entered a phase of rapid decline in the third quarter.  This downward pressure on net sales is anticipated to continue to be felt within this segment over the next quarter and into fiscal 2010.  Gross margin declined from 19.3 percent during the third quarter of fiscal 2008 to 7.9 percent during the third quarter of fiscal 2009, related to the reduced underlying sales volumes and resulting underabsorption of fixed manufacturing costs, as well as a change in mix of our sales toward lower margin products.  Restructuring charges of $21.4 million were recorded during the third quarter of fiscal 2009 as the result of a plan to reduce the workforce throughout the European facilities including at the European Headquarters in Bonlanden, Germany.  A goodwill impairment charge of $9.0 million was recorded during the third quarter of fiscal 2009 based on a declining outlook for this segment.  These reduced expectations are based on declining sales volumes and lower gross margin related to underabsorption of fixed manufacturing costs and the change in product mix.  In addition, a long-lived asset impairment charge of $10.6 million was recorded during the third quarter of fiscal 2009 related to certain manufacturing facilities with projected cash flows unable to support their asset bases.  Income from continuing operations of $21.0 million during the third quarter of fiscal 2008 decreased $64.4 million to a loss from continuing operations of $43.4 million during the third quarter of fiscal 2009, primarily as a result of the declining revenues and gross margin along with the restructuring and impairment charges recorded during the quarter.

Comparison of Nine Months Ended December 31, 2008 and 2007

Original Equipment – Europe fiscal 2009 year-to-date net sales decreased $36.0 million from the same period last year, based primarily on a decline in underlying sales volumes partially offset by a $32.7 million favorable impact of foreign currency exchange rate changes.  Strong sales volumes during the first quarter of fiscal 2009 in powertrain cooling products, engine related products and condenser products have been offset by declining sales volumes during the second and third quarters of fiscal 2009 based on reduced automotive and truck sales volumes with the recent global economic downturn.  Gross margin decreased from 19.2 percent during the first nine months of fiscal 2008 to 14.8 percent during the first nine months of fiscal 2009, which was largely related to the underabsorption of fixed manufacturing costs with the declining sales volumes and changing mix of products toward lower margin business.  SG&A expenses increased $2.4 million primarily due to the impact of foreign currency exchange rate changes.  Restructuring charges of $21.4 million were recorded during the first nine months of fiscal 2009 as the result of a plan to reduce the workforce throughout the European facilities including at the European Headquarters in Bonlanden, Germany.  A goodwill impairment charge of $9.0 million was recorded during the first nine months of fiscal 2009 as the result of a declining outlook for this segment.  In addition, a long-lived asset impairment charge of $10.6 million was recorded during the first nine months of fiscal 2009 related to certain manufacturing facilities with projected cash flows unable to support their asset base.  Income from continuing operations decreased $67.7 million from the first nine months of fiscal 2008 to the first nine months of fiscal 2009 based on the declining revenues and gross margin along with the restructuring and impairment charges.

Index

Original Equipment - North America
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	126.2	100.0%	133.2	100.0%	385.3	100.0%	381.1	100.0%
Cost of sales	120.4	95.4%	127.0	95.3%	366.4	95.1%	357.9	93.9%
Gross profit	5.8	4.6%	6.2	4.7%	18.9	4.9%	23.2	6.1%
Selling, general and administrative expenses	8.5	6.7%	10.5	7.9%	31.9	8.3%	30.9	8.1%
Restructuring expense	2.2	1.7%	-	0.0%	2.0	0.5%	(0.3)	-0.1%
Impairment of goodwill and long-lived assets	7.8	6.2%	26.8	20.1%	10.6	2.8%	26.8	7.0%
Loss from continuing operations	(12.7)	-10.1%	(31.1)	-23.3%	(25.6)	-6.6%	(34.2)	-9.0%

Comparison of Three Months Ended December 31, 2008 and 2007

Original Equipment – North America net sales decreased $7.0 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009.  Net sales within this segment continue to be adversely impacted by the depressed heavy duty and medium duty North American truck markets and the automotive vehicular markets.  Gross margin is comparable at 4.7 percent during the third quarter of fiscal 2008 and 4.6 percent during the third quarter of fiscal 2009.  SG&A expenses decreased $2.0 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 primarily due to the positive impact of SG&A reduction efforts.  The majority of the restructuring charges of $2.2 million recorded during the third quarter of fiscal 2009 related to a workforce reduction at the Racine, Wisconsin Headquarters which was completed during January 2009.  Long-lived asset impairment charges of $7.8 million recorded during the third quarter of fiscal 2009 relate to assets of a facility with projected cash flows unable to support its asset base, a program which is unable to support its asset base, as well as assets related to a cancelled program.  A goodwill impairment charge of $23.8 million was recorded during the third quarter of fiscal 2008 as a result of a declining outlook for this segment.  During the third quarter of fiscal 2009, this segment incurred a loss from continuing operations of $12.7 million, which has improved $18.4 million from the loss from continuing operations of $31.1 million incurred in the third quarter of fiscal 2008, due largely to the decreases in impairment charges year over year.

Comparison of Nine Months Ended December 31, 2008 and 2007

Original Equipment – North America fiscal 2009 year-to-date net sales increased $4.2 million from the same period last year.  The sales volumes continue to be depressed on a year-over-year basis as commercial vehicle volumes have not recovered as anticipated subsequent to the January 1, 2007 emission law changes.  Gross margin decreased from 6.1 percent during the first nine months of fiscal 2008 to 4.9 percent during the first nine months of fiscal 2009, primarily related to the continued underabsorption of fixed overhead costs in our manufacturing facilities due to the significantly low sales volumes and excess capacity, as well as operating inefficiencies incurred in conjunction with our manufacturing realignment activities.  SG&A expenses increased $1.0 million year-over-year, primarily related to incremental consulting fees incurred in connection with manufacturing realignment activities within this segment.  Restructuring charges of $2.0 million were recorded during the first nine months of fiscal 2009 related to a workforce reduction at the Racine, Wisconsin Headquarters and severance related to the North American plant closures in process.  Long-lived asset impairment charges of $10.6 million were recorded during the first nine months of fiscal 2009 relating to assets of a facility with projected cash flows unable to support its asset base, a program which is unable to support its asset base, assets no longer in use, as well as assets related to a cancelled program.  During the first nine months of fiscal 2009, this segment incurred a loss from continuing operations of $25.6 million, which has improved $8.6 million from the loss from continuing operations of $34.2 million incurred in the first nine months of fiscal 2008, primarily due to lower impairment charges offset by a declining gross margin and restructuring charges.

Index

South America
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	28.7	100.0%	33.9	100.0%	114.8	100.0%	97.6	100.0%
Cost of sales	23.7	82.6%	28.0	82.6%	89.9	78.3%	78.4	80.3%
Gross profit	4.9	17.1%	5.9	17.4%	24.9	21.7%	19.2	19.7%
Selling, general and administrative expenses	3.9	13.6%	3.4	10.0%	13.2	11.5%	10.4	10.7%
Income from continuing operations	1.0	3.5%	2.5	7.4%	11.6	10.1%	8.8	9.0%

Comparison of Three Months Ended December 31, 2008 and 2007

South America net sales decreased $5.2 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009, due largely to $7.7 million of unfavorable foreign currency exchange rate changes partially offset by improved sales volumes.  Gross margin decreased slightly from 17.4 percent during the third quarter of fiscal 2008 to 17.1 percent during the third quarter of fiscal 2009, primarily related to unfavorable foreign currency exchange rate changes.  Income from continuing operations decreased $1.5 million due to the decreased gross margin.

Comparison of Nine Months Ended December 31, 2008 and 2007

South America fiscal 2009 year-to-date net sales increased $17.2 million from the same period last year, based on strength in the Brazilian agricultural and commercial vehicle markets.  In addition, foreign currency exchange rate changes favorably impacted sales by $5.0 million.  Gross margin increased from 19.7 percent during the first nine months of fiscal 2008 to 21.7 percent during the first nine months of fiscal 2009 based on improved fixed cost absorption and performance improvements in our manufacturing facility.  SG&A expenses increased $2.8 million based on increased salary costs.  Income from continuing operations increased $2.8 million from the first nine months of fiscal 2008 to the first nine months of fiscal 2009 based on the increased sales and improved gross margin.

Index

Commercial Products
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	48.8	100.0%	55.9	100.0%	150.9	100.0%	150.4	100.0%
Cost of sales	36.5	74.8%	41.7	74.6%	114.9	76.1%	115.7	76.9%
Gross profit	12.3	25.2%	14.2	25.4%	36.0	23.9%	34.6	23.0%
Selling, general and administrative expenses	7.1	14.5%	9.4	16.8%	21.7	14.4%	23.9	15.9%
Impairment of long-lived assets	-	0.0%	-	0.0%	0.4	0.3%	-	0.0%
Income from continuing operations	5.2	10.7%	4.8	8.6%	13.9	9.2%	10.7	7.1%

Comparison of Three Months Ended December 31, 2008 and 2007

Commercial Products net sales decreased $7.1 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 primarily due to unfavorable foreign currency exchange rate changes.  Gross margin remained consistent over the periods presented.  SG&A expenses decreased $2.3 million from the third quarter of fiscal 2008 to the third quarter of fiscal 2009 due to the positive impact of SG&A reduction efforts.  Income from continuing operations increased $0.4 million over the periods presented, based largely on the reduction in SG&A costs.

Comparison of Nine Months Ended December 31, 2008 and 2007

Commercial Products fiscal 2009 year-to-date net sales of $150.9 million is comparable to sales of $150.4 million year-to-date fiscal 2008, based primarily on continuing strength in air conditioning sales in the United Kingdom and the success of new product launches offset by $6.1 million of unfavorable foreign currency exchange rate changes.  Gross margin increased slightly from 23.0 percent during the first nine months of fiscal 2008 to 23.9 percent during the first nine months of fiscal 2009, benefiting from improved fixed cost absorption and manufacturing efficiencies.  SG&A expenses decreased $2.2 million from the first nine months of fiscal 2008 to the first nine months of fiscal 2009 due to the positive impact of SG&A reduction efforts.  A long-lived asset impairment charge of $0.4 million was recorded during the first nine months of fiscal 2009 related to a cancelled product in its development stage.  Income from continuing operations improved $3.2 million over the periods presented, based on the improvement in gross margin and the reduction in SG&A costs.

Fuel Cell
	Three months ended December 31				Nine months ended December 31
	2008		2007		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	11.5	100.0%	0.9	100.0%	14.3	100.0%	2.2	100.0%
Cost of sales	1.8	15.7%	0.5	55.6%	3.8	26.6%	1.3	59.1%
Gross profit	9.7	84.3%	0.4	44.4%	10.5	73.4%	0.9	40.9%
Selling, general and administrative expenses	0.6	5.2%	0.8	88.9%	2.7	18.9%	2.1	95.5%
Income (loss) from continuing operations	9.1	79.1%	(0.4)	-44.4%	7.8	54.5%	(1.2)	-54.5%

Our fuel cell business has focused a significant amount of effort in the development of thermal management products for stand-alone power generation applications.  During October 2008, we entered into a license agreement with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy licensed our thermal management technology for an up-front fee of $12.0 million. In addition to licensing this technology to Bloom Energy, we will also provide certain transition services to Bloom Energy, including the sale of products, through December 2009.  We received an advance payment of $0.7 million for these transition services, and will receive additional compensation for the supply of products to Bloom Energy over the next year.  The total up-front compensation received of $12.7 million will be recognized as revenue over the 15-month term of these agreements as technology, products and services are provided to Bloom Energy, with $8.7 million of revenue recognized during the third quarter of fiscal of 2009.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.

Cash provided by operating activities for the nine months ended December 31, 2008 was $80.3 million compared to $60.5 million for the same period in fiscal 2008.  While operating results decreased year-over-year, these decreases were more than offset by the decrease in our working capital balances, especially accounts receivable including the impact of selling receivables, which contributed to this year-over-year increase in operating cash flows.  Days sales outstanding decreased from 52 days in the third quarter of fiscal 2008 to 49 days in the third quarter of fiscal 2009.  Further improvements are needed to reduce our inventory balances and improve our inventory turns, which decreased from 13.1 times at the end of the third quarter of fiscal 2008 to 11.7 times at the end of the third quarter of fiscal 2009.

At December 31, 2008, the Company had capital expenditure commitments of $66.0 million.  Significant capital expenditure commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe, Asia and North America.  Capital expenditure commitments also include facility construction costs for our new facility in Austria, where demand for refrigerant components and systems has outgrown our existing capacity.  This facility is expected to open in mid-calendar year 2009.  Our capital spending is limited under our amended credit agreements to $30.0 million in the fourth quarter of fiscal 2009, $65.0 million for fiscal 2010, and $70.0 million for all fiscal years thereafter during the terms of the agreements.

Outstanding indebtedness increased $29.0 million to $260.6 million at December 31, 2008 from the March 31, 2008 balance of $231.6 million.  The increase in debt was primarily to fund capital expenditures during the first nine months of fiscal 2009.  Meanwhile, our cash balances increased $34.3 million from $38.6 million at March 31, 2008 to $72.9 million at December 31, 2008.  We expect our cash balance to decrease by the end of fiscal 2009, and are focusing on decreasing our outstanding debt balance with our available cash holdings.

We had $81.0 million available for future borrowings under the revolving credit facility.  At December 31, 2008, we were in violation of certain financial covenants and were not permitted to borrow under the revolving credit facility until these violations were waived on February 17, 2009.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, South Korea and Brazil totaling $23.4 million at December 31, 2008.  In the aggregate, total available lines of credit of $104.4 million exist at December 31, 2008.  Furthermore, the Original Equipment – Europe segment is permitted to incur up to 35.0 million euros ($48.9 million U.S. equivalent) of additional borrowings, although the $81.0 million availability under the revolving credit facility will be reduced by $15.0 million to the extent that aggregate additional indebtedness through borrowings and available lines of credit in the Original Equipment – Europe segment exceeds 5.0 million euros ($7.0 million U.S. equivalents).  The availability of these funds is subject to our ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

We expect that our internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.  However, this expectation could be affected by future funding requirements that may exist for our non-contributory defined benefit pension plans.  The funding policy for these plans is to contribute the annual minimum amount necessary to provide for benefits in accordance with applicable laws and regulations.  The value of the assets held by these plans have recently declined due to the general decline in the financial markets around the world.  This decline in asset value will cause a decrease in the funded status of these plans, which could require additional funding contributions to be made, absent changes to the funding laws and regulations.  If significant additional funding contributions are necessary, this could have an adverse impact on our liquidity position.

Index

Debt Covenants

At December 31, 2008, our debt agreements required us to maintain specified financial ratios and placed certain limitations on dividend payments and the acquisition of Modine common stock.  The most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 3.0 to 1.0 ratio (leverage ratio) and earnings before interest and taxes (EBIT) to interest expense of not less than a 1.75 to 1.0 ratio for the third quarter of fiscal 2009 (interest expense coverage ratio), as such terms were used in the debt agreements.  As a result of the significant downturn in our vehicular markets and resulting loss reported for the third quarter of fiscal 2009, we were not in compliance with the interest expense coverage and leverage ratio covenants at December 31, 2008.  On February 17, 2009, we entered into a waiver and amendment with our primary lenders and note holders which waived these defaults which existed at December 31, 2008.

The amended debt agreements require us to maintain specified financial ratios and place various restrictions on us, including limitations on capital expenditures, indebtedness, and cash balances and restrictions on dividends and acquisitions.  The most restrictive financial ratio is a minimum level of adjusted EBITDA, which is calculated based on our (loss) earnings from continuing operations before interest expense and (benefit from) provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges not to exceed $14.0 million, and further adjusted to add back depreciation and amortization expense.  We will be required to maintain the following minimum adjusted EBITDA levels over the next five quarters:

For the quarter ended March 31, 2009	$(25.0)	million
For the two consecutive quarters ended June 30, 2009	(22.0)	million
For the three consecutive quarters ended September 30, 2009	(14.0)	million
For the four consecutive quarters ended December 31, 2009	1.8	million
For the four consecutive quarters ended March 31, 2010	35.0	million

In addition, beginning in the fourth quarter of fiscal 2010 we are subject to the interest expense coverage ratio and leverage ratio covenants.  See Note 15 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part 1. of this report for further discussion.

We will closely evaluate our on-going ability to remain in compliance with these quarterly minimum adjusted EBITDA levels.  Recent adverse trends in the global financial and economic markets have contributed to a rapid decline in revenues in our vehicular markets.  These downward trends are expected to continue to adversely affect our financial results in the fourth quarter of fiscal 2009 and throughout fiscal 2010.  These trends make it increasingly difficult for us to project our operating results and our ability to remain in compliance with the minimum adjusted EBITDA levels over the next year.  In contemplation of the uncertainty that exists around the severity, duration of the global recession, the minimum adjusted EBITDA level requirements were established with a range of approximately $10.0 million to $20.0 million of cumulative cushion at each quarter end to allow for variability in our projected results.  We believe that this cushion is sufficient and that we will be able to maintain compliance with all financial covenants through the end of fiscal 2010.  If we are unable to meet the financial covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated.  These could have a material adverse effect on our future results of operations, financial position and liquidity.

Index

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

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, our financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3.5 million which includes a cumulative effect of an accounting change of $6.2 million, net of income tax effect.

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

Impairment of Goodwill and Intangible Assets:  Impairment tests are conducted at least annually unless business events or other conditions exist which would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  The annual review of goodwill and other intangible assets with indefinite lives for impairment is conducted in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.  During the third quarter of fiscal 2009 it was determined that the Original Equipment – Europe segment goodwill was fully impaired, necessitating a charge of $9.0 million.  The fair value of the Company’s remaining reporting units exceeded their respective book values.

Impairment of Long-Lived Asset and Amortized Intangible Assets:  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment and intangible assets with finite lives, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, the assets are written down to fair market value and a charge is recorded to current operations.  The Company recorded long-lived asset impairment charges of $18.3 million and $21.5 million for the three and nine months ended December 31, 2008, respectively.

Index

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

Index

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  FSP 03-6-1 is effective for us during the first quarter of fiscal 2010, and requires all prior-period earnings per share data to be adjusted retrospectively.  Early adoption is not allowed.  The adoption of FSP 03-6-1 will have an impact on earnings per share of $0.01 for the three and nine months ended December 31, 2008.

Contractual Obligations

On July 18, 2008, we entered into a three-year, $175.0 million Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.   The credit agreement amended and restated the Company’s existing five-year, $200.0 million revolving credit facility, which had been due to expire in October 2009.  The new facility will expire in July 2011.  At December 31, 2008, $94.0 million was outstanding under the revolving credit facility.

On February 17, 2009, we entered into amendment and waiver agreements with our primary lenders and holders of notes pursuant to which the interest rate on our revolving credit agreement was increased 300 basis points, the interest rates were increased to 10.0 percent for the $75.0 million Senior Notes maturing on September 20, 2015 (“2015 Notes”), and the interest rates were increased to 10.75 percent for the $50.0 million Series A Senior Notes maturing on December 7, 2017 (“2017 Notes”) and the $25.0 million Series B Senior Notes scheduled to mature on December 7, 2018 (“2018 Notes).  In addition, the agreements with the Senior Note holders require us to make principal payments of $4.7 million quarterly beginning December 29, 2011 for the 2015 Notes, principal payments of $3.1 million quarterly beginning March 7, 2014 for the 2017 Notes, and principal payments of $1.6 million quarterly beginning March 7, 2014 for the 2018 Notes.  Furthermore, the maturity date for the 2018 Notes is accelerated one year to December 7, 2017.

There have been no other material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $9.2 million as of December 31, 2008.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part II. in this report.  Other risks and uncertainties include, but are not limited to, the following:

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	The impact the current global economic uncertainty and credit market turmoil is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from Modine’s customers and lenders dealing with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending and/or consummate planned divestitures;

Index

•	Modine’s ability to recover the book value of the South Korean business, if divested;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring plans while investing for future growth;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point recovery plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin, including its ability to produce products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

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

•	Changes in the anticipated sales mix;

Index

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	The nature of the vehicular industry, including the dramatic decline in customer build rates;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs; and

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

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

Foreign Currency Risk Management

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, South Korea, India and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the South Korean won and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  Recent substantial strengthening of the U.S. dollar to other foreign currencies, especially the euro, won and real, has led to a devaluing of the Company’s foreign financial results.  This devaluation is evident in the Company’s currency translation adjustment account, where the Company recorded an unfavorable currency translation adjustment for the three and nine months ended December 31, 2008 of $20.4 million and $70.7 million, respectively.  In fiscal 2008, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $54.5 million.  At December 31, 2008 and March 31, 2008, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $102.3 million and $156.9 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $10.2 million and $15.7 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates, similar to what has recently been experienced with the U.S. dollar in comparison to many other foreign currencies.

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

Index

As of December 31, 2008 the foreign-denominated, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$102	$145	$161	$178	$196	$1,302	$2,084
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-

In addition to the external borrowing, the Company has from time to time had foreign-denominated, long-term inter-company loans that are sensitive to foreign exchange rates.  At December 31, 2008, the Company has a 9.3 billion won, ($7.4 million U.S. equivalent), 8-year loan with its wholly owned subsidiary, Modine Korea, LLC, that matures on August 31, 2012.  On March 28, 2008, the Company entered into a purchased option contract that was scheduled to expire on March 31, 2009 to hedge the foreign exchange exposure on the entire outstanding amount of the Modine Korea, LLC loan.  The derivative instrument is not treated as a hedge, and accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  During the first three quarters of fiscal 2009, Modine Korea, LLC paid 14.8 billion won ($13.0 million U.S. equivalent) on this inter-company loan and the Company correspondingly adjusted the zero cost collar to reflect the payments.  The Company settled this derivative instrument on January 8, 2009 for cash proceeds of $2.4 million.

At December 31, 2008, the Company also had an inter-company loan totaling $14.9 million with its wholly owned subsidiary, Modine Brazil that matures on May 8, 2011.  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on this inter-company loan.  The previous smaller inter-company loan for $2.5 million was repaid on November 14, 2008.  Its foreign exchange exposure was managed by natural hedges and offsets that existed in the Company’s operations.  The derivative instrument is not treated as a hedge and, accordingly, transaction gains or losses on the derivative are being recorded in other (expense) income – net in the consolidated statement of operations and act to offset any currency movement on the outstanding loan receivable.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1.8 million.

The Company also has other inter-company loans outstanding at December 31, 2008 as follows:

•	$7.3 million loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012; and
•	$1.6 million loan to its wholly owned subsidiary, Modine Thermal Systems Shanghai, that matures on January 19, 2009.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

Interest Rate Risk Management

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The Company has, from time-to-time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.  During the three and nine months ended December 31, 2008, expense of $0.1 million and $0.3 million, respectively, was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses.  At December 31, 2008, $1.5 million of net unrealized losses remain deferred in accumulated other comprehensive (loss) income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates (including the foreign denominated long-term obligations included in the previous table).  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $171.5 million at December 31, 2008.

Index

As of December 31, 2008, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2009	F2010	F2011	F2012	F2013	Thereafter	Total
Fixed rate (won)	$102	$145	$161	$178	$196	$1,302	$2,084
Average interest rate	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%	-
Fixed rate (U.S. dollars)	-	-	-	-	-	$150,000	$150,000
Average interest rate	-	-	-	-	-	5.65%	-
Variable rate (U.S. dollars)	-	-	$94,000	-	-	-	$94,000
Average interest rate	-	-	3.47%	-	-	-	-

On February 17, 2009, the Company’s $150.0 million fixed rate debt was amended, resulting in an increase in interest rates to an average 10.38 percent, and further requiring $9.4 million of principal payments in fiscal 2012 and $18.8 million of principal payments in fiscal 2013.  In addition, the Company’s $94.0 million variable rate debt was amended, resulting in an increase in the interest rate by 300 basis points.

Credit Risk Management

Credit risk is the possibility of loss from a customer’s failure to make payments according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news by performing thorough reviews of customer credit reports and accounts receivable aging reports by an internal credit committee.  Approximately 46 percent of the trade receivables balance at December 31, 2008 was concentrated in the Company's top ten customers.  Modine’s history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change based on its mix of customers.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have acceptable credit ratings to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments are considered stable and secure at December 31, 2008;

Index

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

Index

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

Commodity Price Risk Management

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum and natural gas hedging strategy by entering into fixed price contracts to help offset changing commodity prices. The Company enters into forward swap contracts for certain forecasted copper and nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

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

As of December 31, 2008, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the entire amount of the Modine Korea, LLC loan and the $14.9 million intercompany loan with Modine Brazil, which are discussed under the section entitled “Foreign Currency Risk Management”.  Non-U.S. dollar financing transactions through intercompany loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Index

Commodity derivatives:  As further noted above under the section entitled “Commodity Price Risk Management”, the Company utilizes futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three and nine months ended December 31, 2008, $1.6 million and $0.3 million of expense, respectively, were recorded in the consolidated statements of operations at the same time the underlying transactions impacted earnings.  At December 31, 2008, $10.0 million of unrealized after-tax losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of net earnings over the next 78 months.

The Company also enters into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  During the three and nine months ended December 31, 2008, $2.6 million and $4.5 million of expense, respectively, were recorded in cost of sales related to these futures contracts.

Interest rate derivatives: As further noted above under the section entitled “Interest Rate Risk Management”, the Company has, from time to time, entered into interest rate derivates to manage the variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.  At December 31, 2008, all counterparties had a sufficient long-term credit rating.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of a material weakness in the Company's internal control over financial reporting as described in the fiscal 2008 Form 10-K, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of December 31, 2008.  Notwithstanding this material weakness, our management, including our President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for each of the periods presented herein.

Index

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

The Company continues to take steps to remediate the material weakness noted in the annual report on Form 10-K for the fiscal year ended March 31, 2008. The Company has developed a standardized work-plan for the financial accounting group in Europe, which includes required actions and monitoring activities. This work-plan was fully implemented and executed upon during the second and third quarters of fiscal 2009.

Changes In Internal Control Over Financial Reporting

During the third quarter of fiscal 2009 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008.  Certain information required hereunder is incorporated by reference from Note 21 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in Part II., in Item 1A. Risk Factors of the Company’s Form 10-Q for the quarter ended September 30, 2008.

We violated our bank and note holder covenants on December 31, 2008. We have entered into amendments to our credit agreement and note purchase agreements, but we can make no guarantee about our ability to continue to meet the covenants contained in the amended agreements.

Our credit agreement and note purchase agreements require us to satisfy quarter-end financial ratios, including an interest expense coverage ratio and a leverage ratio.  The most restrictive limitations are quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than a 3.0 to 1.0 ratio (leverage ratio) and earnings before interest and taxes (EBIT) to interest expense of not less than a 1.75 to 1.0 ratio for the third quarter of fiscal 2009 (interest expense coverage ratio), as such terms are used in the debt agreements.  As a result of the significant downturn in the Company’s vehicular markets and resulting loss, the Company was not in compliance with the interest expense coverage and leverage ratio covenants at December 31, 2008, which constituted defaults under the credit agreement and note purchase agreements.  As a result of the defaults, we were not able to borrow on our revolving credit facility until we reached an agreement with our lenders and note holders.

Index

Our amended credit agreement and note purchase agreements require us to satisfy quarter-end financial covenants, including a minimum adjusted EBITDA level.  The recent trends impacting our performance, including the slower-than-anticipated recovery in the North American truck market, the operating inefficiencies in the Original Equipment – North America segment, and the overall decline in the credit markets and ensuing economic uncertainty which has contributed to declining revenues, especially within the Original Equipment – Europe segment, continue to put additional pressure on the Company’s ability to remain in compliance with the minimum adjusted EBITDA levels.  These downward trends are expected to continue to adversely affect our financial results in fourth quarter of fiscal 2009 and into fiscal 2010.

If we default under our amended credit agreement and note purchase agreements, either through failing to meet financial covenants or in some other way, and are unable to reach suitable accommodations with our lenders, our ability to access available lines of credit would be limited, our liquidity would be adversely affected and our debt obligations could be accelerated.

Our liquidity could be jeopardized by our suppliers suspending normal trade credit terms.

Our liquidity could also be adversely impacted if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery of purchases. If this were to occur, we would be dependent on other sources of financing to bridge the additional period between payment of our suppliers and receipt of payments from our customers.

Continued declines in our stock price could limit our ability to pursue equity financing.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). The NYSE maintains continued listing requirements relating to, among other things, market capitalization (including that the average global market capitalization over a consecutive 30 trading-day period is not less than $75 million and, at the same time, total stockholders' equity is not less than $75 million) and minimum stock price (including that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days).  Although we are currently in compliance with NYSE listing requirements, our stock price has declined severely in recent months and our market capitalization has gone below $75 million.  If in the future we are unable to satisfy the NYSE criteria for continued listing, we would be notified by the NYSE and given an opportunity to take corrective action.  Our stock could be subject to delisting if we are not in compliance after the cure period (generally six months).  A delisting of common stock could negatively impact the Company by reducing the liquidity and market price of our stock and reducing the number of investors willing to hold or acquire our common stock.  If this were the case, we may not be able to raise additional funds through an equity financing.

Continued volume declines and potential disruptions in the credit markets due to the world-wide credit crisis may adversely affect our ability to fund our liquidity requirements and to meet our long-term commitments.

Significant volume decreases in the automotive and commercial vehicle markets continue to adversely affect the amount of cash flows generated from operations for meeting the needs of our business. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and into 2009, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Modine and other borrowers within a short period of time.  Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its third quarter of fiscal 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	1,387	(1)	$9.26	(2)	——	——	(3)

November 1 – November 30, 2008	4,355	(1)	$7.61	(2)	——	——	(3)

December 1 – December 31, 2008	——	(1)	——		——	——	(3)

Total	5,742	(1)	$8.01	(2)	——	——	(3)

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

(3)
There are no shares remaining that may be repurchased under the two publicly announced share repurchase programs, other than pursuant to the indefinite buy-back authority under the anti-dilution portion of one program.  However, the Company’s amended credit agreements prohibit it from repurchasing and shares of Company stock under this program.  In addition, the Company cannot determine the number of shares that will be turned back to the Company by holders of restricted awards or by the directors upon award of unrestricted shares.  The participants also have the option of paying the tax-withholding obligation described above by cash or check, or by selling shares on the open market.  The number of shares subject to outstanding restricted stock awards is 175,505 with a value of $854,709 at December 31, 2008.  Generally, the tax withholding obligation on such shares is approximately 40 percent of the value of the shares when they vest.  The restrictions applicable to the stock awards generally lapse 20 percent per year over five years for stock awards granted prior to April 1, 2005 and generally lapse 25 percent per year over four years for stock awards granted after April 1, 2005; provided, however, that certain stock awards vest immediately upon grant.

Index

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

10.1	Retirement Agreement between the Registrant and James R. Rulseh dated January 17, 2009		X

31.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

31.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

32.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President – Corporate
Strategy and Chief Financial Officer *

Date:  February 17, 2009

* Executing as both the principal financial officer and a duly authorized officer of the Company