Form 10-K
period 2009-03-31
MODINE MANUFACTURING CO
filed 2009-06-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

Approximately 62 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $290 million based on the market price of $14.48 per share on September 30, 2008, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,790,105 at June 1, 2009.

An Exhibit Index appears at pages 104-107 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

(This page intentionally left blank.)

PART I
ITEM 1.   BUSINESS.

Modine is a global leader in thermal management technology, serving the vehicular, industrial, commercial, building HVAC (heating, ventilating and air conditioning) and fuel cell markets.  Modine develops, manufactures, and markets thermal management products, components and systems for use in various original equipment manufacturer (“OEM”) applications and to a wide array of building and other commercial markets.  Our primary customers across the globe are:

- Truck, automobile, bus, and specialty vehicle OEMs;
- Agricultural and construction OEMs;
- Heating and cooling OEMs;
- Construction contractors;
- Wholesalers of plumbing and heating equipment; and
- Fuel cell manufacturers.

When we discuss thermal management, we are talking in general about products, such as radiators, charge air coolers and oil coolers that use a medium (air or liquid) to cool the heat that is produced by a vehicle engine.  In addition, we also produce condensers used for maintaining vehicle passenger comfort.

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

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, and partnering with customers on global OEM platforms.  Modine’s top five customers are in three different markets – automotive, truck and off-highway – and its ten largest customers accounted for approximately 59 percent of the Company’s fiscal 2009 sales, as compared to 57 percent in fiscal 2008.  In fiscal 2009, 62 percent of total revenues were generated from sales to customers outside of the U.S., 57 percent of which were generated by Modine’s international operations and 5 percent of which were generated by exports from the U.S.  In fiscal 2008, 65 percent of total revenues were generated from sales to customers outside of the U.S., with 60 percent generated by Modine’s international operations and 5 percent generated by exports from the U.S.

During fiscal 2009, the Company reported revenues from continuing operations of $1.41 billion, a 12 percent decrease from $1.60 billion in fiscal 2008.  The instability in the global financial and economic markets has created a significant downturn in the Company’s vehicular markets, particularly within Europe.  The Company reported a loss from continuing operations of $103.6 million, or a loss of $3.23 per fully diluted share in fiscal 2009, as compared to a loss from continuing operations of $54.4 million, or a loss of $1.70 per fully diluted share in fiscal 2008.  The increased loss from continuing operations was primarily driven by the weakening global economy.  The significant decline in sales volumes contributed to a declining gross profit and the underabsorption of fixed overhead costs as excess capacity existed in many facilities during fiscal 2009.  In addition, impairment charges of $43.7 million were recorded primarily within Europe and North America due to reduced outlook for these businesses.  During fiscal 2009, the Company recorded restructuring and repositioning charges of $39.5 million related primarily to a workforce reduction affecting 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters, a workforce reduction throughout the Company’s manufacturing facilities and the European headquarters in Bonlanden, Germany and the planned closure of three U.S. manufacturing plants and the Tübingen, Germany manufacturing facility.

In response to the declining business and market conditions, the Company focused on its four-point plan implementing a number of cost and operational efficiency measures that are designed to improve our longer term competitiveness:

●
Manufacturing realignment – The previously announced closures of the Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana facilities within the Original Equipment – North America segment and the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment are expected to be completed by the end of fiscal 2011.  The closure of the Jackson, Mississippi and Clinton, Tennessee facilities were completed during fiscal 2009.

●
Portfolio rationalization – The Company’s business structure is organized around global product lines and a regional operating model.  The Company is looking at product lines within and across the regions to assess them relative to Modine’s competitive position and the overall business attractiveness in order to identify those lower margin product lines which should be divested or exited.  The Company has implemented an action plan to phase out of automotive powertrain cooling (PTC) within North America and module/automotive PTC within Europe.  In October 2008, the Company licensed Modine-specific fuel cell technology to Bloom Energy and agreed to provide certain transition services for an up-front fee of $12.7 million.  The transition services will include the sale of products through December 2009.  $10.0 million of revenue was recognized related to this agreement during fiscal 2009.  Also during fiscal 2009, the Company completed the sale of its Electronics Cooling business on May 1, 2008 and announced the intended divestiture of the South Korean-based vehicular heating, ventilation and air conditioning (HVAC) business.

●
Capital allocation – The Company introduced an enhanced capital allocation process which is designed to allocate capital spending to the product lines and customer programs that will provide the highest return on investment.  Capital spending will be limited to $65.0 million in fiscal 2010, which is significantly below the Company’s recent historical rates.

●
Selling, general and administrative (SG&A) cost containment – During fiscal 2009, the Company completed a global workforce reduction focusing on the realignment of our corporate and regional headquarters.  The global workforce reduction was enabled by the portfolio rationalization and the phase out of certain product lines.  Modine has implemented an initiative to streamline key business processes within the administrative functions.

We focus our development efforts on solutions that meet the most current and pressing heat transfer needs of original equipment manufacturers and other customers within the commercial vehicle, construction, agricultural and commercial HVAC industries and, more selectively, within the automotive industry.  Our products and systems typically are aimed at solving difficult and complex heat transfer challenges requiring effective thermal management.  The typical demands are for product and systems that are lighter weight, more compact, more efficient and more durable to meet ever increasing customer standards as they work to ensure compliance with increasingly stringent global emissions requirements.   Our Company’s heritage provides a depth and breadth of expertise in thermal management which combined with our global manufacturing presence, standardized processes, and state-of-the-art technical centers and wind tunnels, enables us to rapidly bring customized solutions to customers at the best value.

Our investment in research and development (“R&D”) in fiscal 2009 was $80.6 million, or 5.7 percent of sales, compared to $93.1 million, or 5.8 percent of sales, in fiscal 2008.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market, balanced with a near-term focus on preserving cash and liquidity through more selective capital investment in order to weather the current global recession.   Consistent with the streamlining in late fiscal 2009 of the Company’s product portfolio, our current R&D is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products and commercial products.

Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of its South Korean-based HVAC business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.2 million, resulting in a gain on sale of $2.5 million. Reported net (loss) earnings for fiscal 2009, 2008 and 2007 was a net loss of $108.6 million and $68.6 million, respectively, and net earnings of $42.7 million, or a loss per fully diluted share of $3.38 and $2.14, respectively, and earnings per fully diluted share of $1.32.

Products

The Company offers a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2009	Fiscal 2008

Modules/Packages*	30%	29%
Oil Coolers	16%	17%
Radiators	16%	16%
Building HVAC	11%	10%
Charge-Air Coolers	9%	9%
Exhaust Gas Recirculation ("EGR") Coolers	7%	10%
Miscellaneous	7%	5%
Vehicular Air Conditioning	4%	4%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

The Company competes with several manufacturers of heat transfer products, some of which are divisions of larger companies and some of which are independent companies.  The markets for the Company's products are increasingly competitive and have changed significantly in the past few years.  The Company's traditional OEM customers in the U.S. are faced with dramatically increased international competition and have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports.  These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower health care costs, and lower tax rates.  In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate in R&D, design, and validation responsibilities.  This should result in stronger customer relationships and more partnership opportunities for the Company.

The competitive landscape for Modine's core heat transfer products continues to change.  We face increasing challenges from existing competitors and the threat of new, low cost competitors (specifically from China) continues to exist.

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographical locations.  Each Modine segment is managed at the regional vice president or managing director level and has separate financial results reviewed by its chief operating decision makers.  These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses.  Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.  Additional information about Modine’s business segments, including sales and assets by geography, is set forth in Note 26 of the Notes to Consolidated Financial Statements.

Original Equipment – Asia, Europe and North America Segments

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing Modine’s strategic approach, product offerings and competitors on a global basis.  In addition, the Company's customers continue to pressure their suppliers to lower prices continuously over the life of a program and emphasize transparency in the quoting process.

The Company's main competitors, Behr GmbH & Co. A.G., Dana Corporation, Visteon Corporation, Denso Corporation, Delphi Corporation, T.Rad Co. Ltd., Honeywell Thermal Div, Tokyo Radiator Co., Ltd (Calsonic), Valeo SA and TitanX (former Valeo Heavy Duty group now owned by EQT), have a worldwide presence.  Increasingly, the Company faces competition as these competitors expand their product offerings and manufacturing footprints through low cost country sourcing which depresses overall market price levels.  In addition, some customers have migrated from suppliers of components to complete integrated modules/packages capable of meeting request for quote conditions directed by customers, thus also increasing the sources of competitive threat.

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

Market Overview – We have continued to see a weak North American market for commercial vehicles despite being in mid cycle between emissions legislation.  We would have expected the normal replacement and business levels to lead to a higher sales profile in fiscal 2009.  Instead sales remained relatively flat compared to those of calendar 2007.  The significant drop in the global economy further exacerbated weak sales in the last quarter of fiscal 2009 with low production and sales levels not seen in many years in both North America and Europe.  Other trends influencing the market include the consolidation of major customers into global entities emphasizing the development of global vehicle platforms in order to leverage and reduce development costs and distribution methods.  The emissions regulations and timelines are driving the advancement of product development worldwide and creating demand for incremental thermal transfer products.  At the same time, OEMs expect greater supplier support at lower prices and seek high technology/low cost solutions for their thermal management needs.  In general, this drives a deflationary price environment.

The Company has decided to wind down its vehicular HVAC business in North America and Asia, as the ongoing cost of obtaining and keeping this business exceed the returns available in this often highly commoditized market.  We will be diverting our technical and commercial resources toward the product technologies that offer us a better return on our investment.

Primary Competitors – Behr GmbH & Co. A.G., Bergstrom, Inc., T. Rad Co. Ltd.; TitanX, Tokyo Radiator Co., Ltd. (Calsonic), Honeywell Thermal Div., Dayco Ensa SA

Automotive

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, auxiliary cooling (power steering coolers and transmission oil coolers)) and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers)

Customers – Automobile, light truck and engine manufacturers

Market Overview – Modine has made the decision to exit portions of the automotive business on a global basis due to a variety of factors; among them the cost and risk of enormous capital outlays to maintain a scale cost position, the inherent over-capacity in this market segment, and the anticipation of better returns with a focus on other markets.  We will continue to support the automotive marketplace with components where complementary Modine technology can be applied to an automotive environment at reasonable returns.  This means a movement away from the niche position we enjoyed with cooling modules in the light vehicle segment.  Continued select component supply as a Tier 2 supplier may carry on for some time.  Given the precipitous drop in automotive shipments, the near to mid-term future for this market for Modine does not justify the resource investment needed to maintain this niche position.

The North American automotive business includes certain programs with General Motors Corporation and Chrysler LLC.  The global recession has had a dramatic impact on these customers, which has led to their recent Chapter 11 bankruptcy filings.  The Company has only a few select programs with these customers, which represents an insignificant portion of the Company's business.

Primary Competitors – Behr GmbH & Co. A.G., Dana Corporation, Delphi Corporation, Denso Corporation, T. Rad., Toyo Radiator Co., Ltd. (Calsonic) and Visteon Corporation

Off-Highway

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, fuel coolers); auxiliary coolers (power steering coolers and transmission oil coolers); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers); and HVAC system modules

Customers – Construction and agricultural equipment, engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview –The slowing of the global economy driven by the steep decline in housing starts and tight credit has depressed off-highway equipment orders.  The agriculture market has held up well until the last quarter of calendar 2008 when it also began to see a decline in orders as concerns about the overall economy dampened investment in large agriculture equipment.

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

The Company participates in the vehicular air conditioning business with specific strengths in HVAC modules for agricultural and construction equipment in the off-highway markets in North America and Asia.   Market demand for higher efficiency, lower weight, alternative “green” refrigerants, is creating new opportunities for Modine.  Customers in these vehicle segments are looking for more sophisticated HVAC systems with “car-like” performance and low cost.

Primary Competitors – Adams Thermal Systems Inc., AKG, Delphi Corporation, Denso Corporation, Honeywell Inc., Zhejiang Yinlun Machinery Co., Ltd, ThermaSys Corp., T. Rad Co., Ltd., Tokyo Radiator Co., Ltd. (Calsonic), Doowon and Donghwan

Commercial Products

Products – Unit heaters (gas-fired; hydronic; electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity and low intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof mounted direct and indirect fired makeup air units; unit ventilators; close control units for precise temperature and humidity control applications; chiller units; ceiling cassettes; condensing units and coils for heating, refrigeration, air conditioning and vehicular applications

Customers – Heating and cooling equipment manufacturers; construction contractors; wholesalers of plumbing and heating equipment; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, entertainment arenas, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing

Market Overview – Commercial Products has strong sales in gas unit heaters, coil products and room heating and cooling units.  Efficiency legislation, lower noise requirements, and higher energy costs are driving market opportunities.

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

Primary Competitors – Behr GmbH & Co. A.G., Valeo SA, Denso Corporation and Delphi Corporation

Fuel Cell

Products – Comprised of heat exchangers, non-typical highly integrated thermal management systems, reactor subsystems and reformer (or fuel processing) components for steam methane reforming, auto-thermal reactors and catalytic partial oxidation systems.  These products are used in both the solid oxide fuel cell (“SOFC”) and polymer electrolyte membrane (“PEM”) technologies.

Customers – The fuel cell group works with targeted customers in the fuel cell or fuel processing industries where close collaborative relationships are formed.  Our customers are developing fuel cell, hydrogen generation and hydrogen infrastructure products that are dependent on thermodynamic and catalytic processes and require Modine’s expertise to provide optimal solutions to their unique thermal management challenges.  One of these customers is Bloom Energy, with whom we provide heat exchange components for their early stage prototype stationary power units.

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

Primary Competitors – Dana Corporation

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the business units. We have manufacturing facilities and joint ventures located in the following countries:

North America	Europe	South America	Africa	Asia/Pacific

Mexico United States	Austria France Germany Hungary Italy The Netherlands United Kingdom	Brazil	South Africa	China India Japan South Korea

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

Information about business segments, geographic regions, principal products, principal markets, net sales, operating profit and assets is included in Note 26 of the Notes to Consolidated Financial Statements.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees.  Export sales as a percentage of net sales were 5 percent for fiscal 2009, 2008 and 2007.  Royalties from foreign licenses were 9 and 6 percent of total loss from continuing operations in fiscal 2009 and 2008, respectively, and 9 percent of total earnings from continuing operations for fiscal 2007.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular, commercial and industrial markets.  Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in Note 26 of the Notes to Consolidated Financial Statements.

Customer Dependence

Ten customers accounted for approximately 59 percent of the Company's sales in fiscal 2009.  These customers, listed alphabetically, were: BMW; Caterpillar Inc.; Daimler AG; Deere & Company; Fiat Group; MAN Truck & Bus; Navistar; PACCAR Inc.; Volvo Group and Volkswagen AG.  In fiscal 2009, 2008 and 2007, BMW was the only customer which accounted for ten percent or more of the Company’s sales.  Generally, goods are supplied to these customers on the basis of individual purchase orders received from them.  When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products.  These contracts are on average three years in duration and may include built-in pricing adjustments.  In certain cases, our customers have requested additional pricing adjustments beyond those included in these long-term contracts.

Backlog of Orders

The Company's operating units maintain their own inventories and production schedules.  Current production capacity is capable of handling the sales volumes expected in fiscal 2010.

Raw Materials

Aluminum, nickel, brass, steel, and solder, all essential to the business, are purchased regularly from several domestic and foreign producers.  In general, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities required by the Company.  The supply of fabricated copper products is highly concentrated between two global suppliers.  Presently, all purchases of fabricated copper are from one of these suppliers.  The Company normally does not experience material shortages and believes that our suppliers’ production of these materials will be adequate throughout fiscal 2010.  In addition, when possible, Modine has made material pass-through arrangements with its key customers.  Under these arrangements, the Company can pass material cost increases and decreases to its customers.  However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through.  To further mitigate the Company’s exposure to fluctuating material prices, we adopted a commodity hedging program in fiscal 2007 which has been continued into fiscal 2009.  The Company entered into forward contracts to hedge a portion of our forecasted aluminum purchases, our single largest purchased commodity.  In addition, the Company entered into fixed price contracts to hedge against changes in natural gas over the winter months.  At March 31, 2009, the Company has forward contracts outstanding which hedge approximately 60 percent of our North American aluminum requirements anticipated to be purchased over the next six months.  During fiscal 2009, the Company continued utilizing collars for certain forecasted copper purchases, and also entered into forward contracts for certain forecasted nickel purchases.

Patents

The Company owns outright or is licensed to produce products under a number of patents and licenses.  These patents and licenses, which have been obtained over a period of years, will expire at various times.  Because the Company is involved with many product lines, the Company believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine has been granted and/or acquired more than 2,400 patents worldwide over the life of the Company.

Research and Development

The Company remains committed to its vision of creating value through technology.  Company-sponsored R&D activities relate to the development of new products, processes and services, and the improvement of existing products, processes, and services.  R&D expenditures were $80.6 million, $93.1 million and $82.3 million in fiscal 2009, 2008 and 2007, respectively.  There were no material expenditures on research activities that were customer-sponsored.  Over the course of the last few years, the Company has become involved in a number of industry-, university- and government-sponsored research organizations, which conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves.  The research developed is generally shared among the member companies.

To achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with our customers on special projects and systems designs.  In addition, the Company is participating in U.S. government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contracts with the United States Army Research Development and Engineering Command for the development of advanced battery thermal management systems; the design and demonstration of waste heat powered and CO2 based climate control systems; and research and testing directed at the enhancement of EGR cooler in-service performance.

Quality Improvement

Modine’s Quality Management System continues to evolve, since its inception in 1996.  As customer requirements and international quality standards have changed, the Modine Quality Management System has changed with them.  Quality expectations have risen continuously and Modine is actively pursuing ways to continue to meet those expectations.  Implementing the Modine Quality Management System at all sites globally has helped to ensure that customers receive the same high-quality products and services from any Modine facility.  Modine continues to manage quality improvement through the Modine Operating System (MOS) and the Modine Production System (MPS).

Environmental, Health and Safety Matters

Modine supports a strategic corporate commitment to prevent pollution, eliminate waste and reduce environmental risks.  The Company’s existing facilities maintained their Environmental Management System (EMS) certification to the international ISO14001 standard through independent third-party audits, while new facilities in Asia and Europe are implementing Modine’s global EMS with subsequent ISO14001 certification.  All Modine locations have established specific environmental improvement targets in support of the Company’s global objectives for the coming fiscal year.

In fiscal 2009, Modine continued its commitment to reduce its dependence on fossil fuels and to shrink its global carbon footprint.  The Company achieved a 5 percent reduction in energy consumption over fiscal 2008 at those locations with continuing operations.  A year-over-year reduction of approximately 16,000 tons of carbon dioxide was realized, which is equivalent to saving 1.6 million gallons of gasoline.

Modine built on its successful history of environmental stewardship in fiscal 2009 by establishing corporate-wide objectives for reducing waste, air emissions and water use. Air emissions, hazardous waste, and solid wastes declined by 738,000 pounds this past fiscal year, an approximate 6 percent improvement.  Water consumption decreased by 4 percent, saving greater than 800,000 cubic feet of water.

Although a portion of the above improvements can be attributed to decreased manufacturing volumes, on-going energy and resource conservation projects along with a continued focus on waste minimization across the organization contributed significantly to these achievements.

Modine’s products reflect our sense of environmental responsibility.  The Company continues its development  and refinement of environmentally beneficial product lines including: R22-free HVAC units; Oil, Fuel, and EGR coolers for diesel applications, diesel truck idle-off technologies to reduce fuel use and associated air emissions, carbon dioxide-based refrigerant systems (replacing CFC compounds), and high efficiency stationary fuel cell applications. The Airedale Schoolmate HVAC product line with environmentally friendly R410A refrigerant has been coupled with ground source heat pump technology to utilize the natural heat sink properties of the earth to reduce energy consumption.

An obligation for remedial activities may arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices and procedures that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection.  Two of the Company's currently owned manufacturing facilities and two formerly owned properties have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities recorded as of March 31, 2009, 2008, and 2007 to cover the investigative work and remediation for sites in the United States, Brazil, and The Netherlands were $2.0 million, $2.1 million and $1.2 million, respectively.  These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities."

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $1.9 million in fiscal 2009.  Operating expenses of some facilities may increase during fiscal year 2010 because of environmental matters but the competitive position of the Company is not expected to change materially.

Modine’s health and safety performance showed continued improvement in fiscal 2009, when we recorded a global Recordable Incident Rate (“RIR”) of 2.01, based upon U.S. recordkeeping practices.  This represents a 12 percent year-over-year improvement in recordable injuries over fiscal 2008.  The fiscal 2009 RIR was the lowest on record for Modine, and is reflective of the Company’s commitment to ensuring a safe workplace. Six company-owned or joint venture locations ended the year with no recordable injuries. Complementing this achievement were 13 facilities worldwide which also met the zero injury or exceeded the 20 percent RIR improvement goal.

Employees

The number of persons employed by the Company as of March 31, 2009 was 6,953.

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

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website (Investor Relations link) are the following corporate governance documents:

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

ITEM 1A.	RISK FACTORS.

Our business involves risks.  The following information about these risks should be considered carefully together with the other information contained in this report.  The risks described below are not the only risks we face.  Additional risks not currently known or deemed immaterial as of the date of this report may also result in adverse results for our business.

Financial Risks

Liquidity and Access to Cash

We entered into amendments to our credit agreement and note purchase agreements after a default of financial covenants in those agreements, but we can make no guarantee about our ability to continue to meet the covenants contained in the amended agreements.

Our amended credit agreement and note purchase agreements require us to satisfy quarter-end financial covenants, including a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) level.  Recent trends impacting our performance, including the slower-than-anticipated recovery in the North American truck market and the overall decline in the credit markets and ensuing economic uncertainty that has contributed to declining revenues, especially within the Original Equipment – Europe segment, continue to put additional pressure on the Company’s ability to remain in compliance with the financial covenants contained in the amended credit agreement and note purchase agreements.  These downward trends are expected to continue to adversely affect our financial results into fiscal 2010.

If we default under our amended credit agreement and note purchase agreements and are unable to reach suitable accommodations with our lenders and note holders, our ability to access available lines of credit would be limited, our liquidity would be adversely affected and our debt obligations could be accelerated.

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

Our debt level and covenant restrictions may increase our vulnerability to market conditions.

As of March 31, 2009, our total consolidated debt was $249.2 million.  This debt level could have important consequences for the Company, including increasing our vulnerability to general adverse economic, credit market and industry conditions; requiring a substantial portion of our cash flows from operations to be used for the payment of interest rather than to fund working capital, capital expenditures, strategic business actions and general corporate requirements; limiting our ability to obtain additional financing or refinance our existing debt agreements; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets.  Our ability to comply with these covenants may be adversely affected by events beyond our control, including prevailing economic, financial and industry conditions.  These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our short-term or long-term business objectives.  There can be no assurance that we will meet our covenants in the future or that the lenders will waive a failure to meet those tests.  Even if we are able to maintain compliance with our covenants, $96.7 million of our debt matures in fiscal 2012, and adverse economic, credit market and industry conditions could make it increasingly difficult to refinance this indebtedness.

Continued declines in our stock price could result in the delisting of our common stock, which would limit our ability to pursue equity financing.

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). The NYSE maintains continued listing requirements relating to, among other things, market capitalization (including that the average global market capitalization over a consecutive 30 trading-day period is not less than $75 million and, at the same time, total stockholders' equity is not less than $75 million) and minimum stock price (including that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days).  Although we are currently in compliance with NYSE listing requirements, our stock price has declined severely in recent months and our market capitalization has gone below $75 million for a period of time.  If in the future we are unable to satisfy the NYSE criteria for continued listing, we would be notified by the NYSE and given an opportunity to take corrective action.  Our stock could be subject to delisting if we are not in compliance after the cure period (generally six months).  A delisting of common stock could negatively impact the Company by reducing the liquidity and market price of our stock and reducing the number of investors willing to hold or acquire our common stock.  If this were the case, we may not be able to raise additional funds through an equity financing.

Recent market trends may require additional funding for our pension plans.

The Company has several non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The market value of the assets held by these plans has recently declined which has resulted in a $47.4 million underfunded status of these plans and may require additional funding contributions.  If significant additional funding contributions are necessary, this could have an adverse impact on the Company’s liquidity position.

Intended Divestiture

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

Market Risks

Customer and Supplier Matters

The current financial condition of the vehicular industry in Europe and the United States could have a negative impact on our ability to finance our operations and disrupt the supply of components to our OEM customers.

Several of our key customers face significant business challenges due to increased competitive conditions and recent changes in consumer demand. In operating our business, we depend on the ability of our customers to timely pay the amounts we have billed them for tools and products.  Significant disruption in our customers’ ability to pay us in a timely manner because of financial difficulty or otherwise would have a negative impact on our ability to finance our operations.

In addition, because of the challenging conditions within the global vehicular industry, multiple suppliers have filed for bankruptcy.  The bankruptcy courts handling these cases could invalidate or seek to amend existing agreements between the bankrupt companies and their labor unions.  The bankruptcy or insolvency of other vehicular suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse effect on our business.

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

Our OEM customers continually seek to obtain price reductions from us.  These price reductions adversely affect our results of operations and financial condition.

A challenge that we and other suppliers to vehicular OEMs face is continued price reduction pressure from our customers.  Downward pricing pressure has been a characteristic of the automotive industry in recent years and it is migrating to all our vehicular OEM markets.  Virtually all such OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future.  In the face of lower prices to customers, the Company must reduce its operating costs in order to maintain profitability.  The Company has taken and continues to take steps to reduce its operating costs to offset customer price reductions; however, price reductions are adversely affecting our profit margins and are expected to do so in the future.  If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, or if we are unable to avoid price reductions from our customers, our results of operations and financial condition could be adversely affected.

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs.  They are also requesting that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our profitability.

Over the last several fiscal years, we have experienced a declining gross margin, and we may not succeed in achieving historical or projected gross margin levels.

Our gross margin has declined over the last several fiscal years. These declines were a result of a number of factors including economic, financial and credit market turmoil, sluggish North American commercial vehicle production volumes and, more recently, a marked decline in European production volumes.  These economic and end-market conditions, combined with continued operating inefficiencies in our Original Equipment – North America segment and a shift in sales mix toward lower margin products in our Original Equipment – Europe segment, contributed to a 190 basis point decline in the Company’s gross margin in comparison to the prior year.  We cannot assure you that our gross margin will improve or return to prior historical levels or the timing of returning to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have a further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely affect our business.

Our OEM business, which accounts for approximately 90 percent of our business currently, is dependent upon the health of the markets we serve.

Current global economic and financial market conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. We are highly susceptible to downward trends in the markets we serve because our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other factors.  Any significant decline in production levels for current and future customers could result in long-lived asset impairment charges and would reduce our sales and harm our results of operations and financial condition.

The slowdown in the U.S. economy has reduced the demand for commercial vehicles, and production levels of automobiles and commercial vehicles in Europe have decreased dramatically.  The global truck markets are subject to tightening emission standards that drive cyclical demand patterns.  The global construction, agriculture and industrial markets are also impacted by emission regulations and timelines driving the need for advanced product development.  Continuing declines in any of these markets would have an adverse effect on our business.

If we were to lose business with a major OEM customer, our revenue and profitability could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to the marketing of such models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex structural components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements which may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

The Company could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and customers, has been consolidating its supply base.  As a result, the Company is dependent on limited sources of supply for certain components used in the manufacture of our products.  The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, margins and customer relations.

Operational Risks

Restructuring

We may be unable to complete and successfully implement our restructuring plans to reduce costs and increase efficiencies in our businesses and, therefore, we may not achieve the cost savings or timing for completion that we initially projected.

We are implementing a number of cost savings programs, such as the closure of three plants in North America and one in Europe.  Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability.

We had also anticipated that the restructuring efforts would take 18 to 24 months from the time they were announced at the end of January 2008.  We now expect to complete the closing of the three plants in North America and the one plant in Germany by March 31, 2011.  We have and may continue to experience inefficiencies in the movement of product lines from plants being closed to plants that are remaining open, which could result in delays and reduced cost savings.

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

Global Nature of the Business

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. dollar, the euro, and Brazilian real, in particular, could have an adverse effect on our profitability.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the Brazilian real and other currencies.  Our profitability is affected by movements of the U.S. dollar against the euro, the real and other currencies in which we generate revenues and incur expenses.  To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.   Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro or real, could have an adverse effect on our profitability and financial condition or our on-going ability to remain in compliance with our bank and note covenants.

Reliance Upon Intellectual Property and Product Quality

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

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall of such products.  Our largest customers have recently extended their warranty protection for their vehicles.  Other OEMs have also similarly extended their warranty programs.  This trend will put additional pressure on the supply base to improve quality systems.  This trend may also result in higher cost recovery claims by OEMs from suppliers whose products incur a higher rate of warranty claims.  Historically, we have experienced relatively low warranty charges from our customers due to our contractual arrangements and improvements in the quality, reliability and durability performance of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.

We are also involved in various legal proceedings incidental to our business. Although we believe that none of these matters are likely to have a material adverse effect on our results of operations or financial condition, there can be no assurance as to the ultimate outcome of any such legal proceeding or any future legal proceedings.

Compliance with Governmental Regulations

We may experience negative or unforeseen tax consequences.

We periodically review the probability of the realization of our deferred tax assets based on forecasts of taxable income in both the U.S. and numerous foreign jurisdictions.  In our review, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in both the U.S. and numerous foreign jurisdictions may require changes in the valuation allowances to reduce our deferred tax assets or increase tax accruals. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations or financial condition.

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

The following table sets forth information regarding our principal properties by business segment as of March 31, 2009.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
South America Segment
Sao Paulo, Brazil	336,000 sq. ft./manufacturing	Owned

Original Equipment – North America Segment
Harrodsburg, KY	253,000 sq. ft./manufacturing	Owned
Clinton, TN	194,100 sq. ft./manufacturing	Owned
Pemberville, OH	189,900 sq. ft./manufacturing	Owned
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Jefferson City, MO	162,000 sq. ft./manufacturing	Owned
Trenton, MO	159,900 sq. ft./manufacturing	Owned
Washington, IA	148,800 sq. ft./manufacturing	Owned
Lawrenceburg, TN	143,800 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing	Owned
Joplin, MO	139,500 sq. ft./manufacturing	Owned
Camdenton, MO	128,000 sq. ft./manufacturing	Leased
Nuevo Laredo, Mexico (Plant II)	90,000 sq. ft./manufacturing	Owned

Original Equipment - Asia Segment
Chennai, India	118,100 sq. ft./manufacturing	Owned
Changzhou, China	107,600 sq. ft./manufacturing	Owned
Shanghai, China	64,600 sq. ft./manufacturing	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	344,400 sq. ft./assembly	Owned
Bonlanden, Germany	262,200 sq. ft./corporate & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft./manufacturing (under construction)	Owned
Pontevico, Italy	153,000 sq. ft./manufacturing	Owned
Berndorf, Austria	145,700 sq. ft./manufacturing	Leased
Tübingen, Germany	126,400 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,400 sq. ft./manufacturing	49,800 Owned; 72,600 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Mezökövesd, Hungary	90,500 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,400 sq. ft./manufacturing	Owned
Uden, Netherlands	61,900 sq. ft./manufacturing	Owned
Gyöngyös, Hungary	57,000 sq. ft./ manufacturing	Leased

Commercial Products Segment
Leeds, United Kingdom	269,100 sq. ft./corporate & manufacturing	Leased
Nuevo Laredo, Mexico (Plant I)	198,500 sq. ft./manufacturing	Owned
Buena Vista, VA	197,000 sq. ft./manufacturing	Owned
Lexington, VA	104,000 sq. ft./warehouse	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned
Laredo, TX	32,000 sq. ft./warehouse	Leased

Corporate Headquarters
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned

Discontinued Operations
Asan City, South Korea	559,100 sq. ft./manufacturing & technical center	Owned

We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 27 of the Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted as not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of March 31, 2009.

Name	Age	Position
Thomas A. Burke	52
President and Chief Executive Officer (April 2008 – Present); Executive Vice President and Chief Operating Officer (July 2006 – March 2008); and Executive Vice President (May 2005 – July 2006) of the Company.  Prior to joining Modine in May 2005, Mr. Burke worked over a period of nine years in various management positions with Visteon Corporation in Detroit, Michigan, a leading supplier of parts and systems to automotive manufacturers, including as Vice President of North American Operations (2002 – May 2005) and Vice President, European and South American Operations (2001 – 2002).  Prior to working at Visteon, Mr. Burke worked in positions of increasing responsibility at Ford Motor Company.

Bradley C. Richardson	50
Executive Vice President – Corporate Strategy and Chief Financial Officer (April 2008 – Present); Executive Vice President, Finance and Chief Financial Officer (January 2006 – March 2008) and Vice President, Finance and Chief Financial Officer (May 2003 – January 2006) of the Company.  Prior to joining Modine in May 2003, Mr. Richardson worked over a period of more than 20 years in various management positions with BP (f/k/a BP Amoco) including as Chief Financial Officer and Vice President of Performance Management and Control for BP’s Worldwide Exploration and Production Division (2000 – May 2003) and President of BP Venezuela (1999 – 2000).  Mr. Richardson is also a director of Brady Corporation and Tronox Incorporated.

Klaus A. Feldmann	55	Regional Vice President – Europe (November 2006 - Present); Group Vice President – Europe (2000 – October 2006); General Manager and Managing Director – European Heavy Duty Division (1996 – 2000).

Scott L. Bowser	45
Regional Vice President – Americas (March 2009 - Present); Managing Director – Modine Brazil (April 2006 - March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 - 2001).

Thomas F. Marry	48
Regional Vice President – Asia and Commercial Products Group (November 2007 - Present); Managing Director – Powertrain Cooling Products (October 2006 - October 2007); General Manager – Truck Division (2003 - 2006); Director – Engine Products Group (2001 – 2003); Manager – Sales, Marketing and Product Development (1999 - 2001); Marketing Manager (1998 - 1999).

Margaret C. Kelsey	44
Vice President, Corporate Development, General Counsel and Secretary (November 2008 – Present); Vice President Corporate Strategy and Business Development (May 2008 – October 2008); Vice President - Finance, Corporate Treasury and Business Development (January 2007 – April 2008); Corporate Treasurer & Assistant Secretary (January 2006 – December 2006); Senior Counsel & Assistant Secretary (April 2002 - December 2005); Senior Counsel (2001 – March 2002).  Prior to joining the Company in 2002, Ms. Kelsey was a partner with the law firm of Quarles & Brady LLP.

Officer positions are designated in Modine's Bylaws and the persons holding these positions are elected annually by the Board generally at its first meeting after the annual meeting of shareholders in July of each year.

There are no family relationships among the executive officers and directors.  With the exception of Mr. Burke, all of the above executive officers have been employed by Modine in various capacities during the last five years.

There are no arrangements or understandings between any of the above officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is listed on the New York Stock Exchange.  The Company's trading symbol is "MOD."  The table below shows the range of high and low sales prices for the Company's Common Stock for fiscal 2009 and 2008.  As of March 31, 2009, shareholders of record numbered 3,390.

		2009			2008
Quarter		High	Low	Dividends	High	Low	Dividends
First		$18.36	$12.35	$0.1000	$24.47	$21.50	$0.1750
Second		19.60	12.07	0.1000	29.95	22.79	0.1750
Third		14.03	3.07	0.1000	28.96	15.82	0.1750
Fourth		5.76	0.73	-	17.06	11.62	0.1750
	TOTAL			$0.3000			$0.7000

Certain of the Company's financing agreements prohibit the payment of cash dividends and the acquisition of Company stock.

ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors.  The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006.  During fiscal 2009 and 2007, there were no shares purchased under the anti-dilution portion of this program.  During fiscal 2008, 250,000 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of approximately $6.9 million.  The second program announced on January 26, 2006 authorized the repurchase of up to 10 percent of the Company’s outstanding stock over an 18-month period of time, which expired on July 26, 2007.  No share repurchases were made under this program during fiscal 2008.  During fiscal 2007, the Company purchased 502,600 shares of common stock at an average price of $26.38 for a total of approximately $13.3 million.  The repurchases were made from time to time at current prices through solicited and unsolicited transactions in the open market, in privately negotiated transactions, or other transactions.  The Company has retired shares acquired pursuant to the programs, and the retired shares have been returned to the status of authorized but un-issued shares.  On February 17, 2009 the Company amended its debt agreements with its primary lenders and note holders which prohibit the acquisition by the Company of shares of its common stock.

The following describes our purchases of Common Stock during the Company's fourth quarter of fiscal 2009:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	6,958	(1)	$3.81	-	-

February 1 – February 28, 2009	7,777	(1)	$1.02	-	-

March 1 – March 31, 2009	-		-	-	-

Total	14,735	(1)	$2.34	-	-

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

March 31,	Initial Investment	Indexed Returns
	2004	2005	2006	2007	2008	2009
Company / Index
Modine Manufacturing Company	$100	$114.84	$123.10	$98.37	$64.54	$11.53
Russell 2000 Index	100	105.41	132.66	140.50	122.23	76.39
S&P MidCap 400 Industrials Index	100	111.78	148.91	157.15	159.65	95.13

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the South Korean-based HVAC business, the Electronics Cooling business, and the Aftermarket business and the loss on the July 22, 2005 spin off of the Aftermarket business in fiscal 2006.  Prior to April 1, 2008 the majority of our subsidiaries outside the United States reported operating results with a one-month lag.  This reporting lag was eliminated during the first quarter of fiscal 2009.  The fiscal 2005 – 2008 information was revised to reflect this change for comparability.  Refer to Note 2 of the Notes to Consolidated Financial Statements for additional discussion of this change.

(in thousands, except per share amounts)	Fiscal Year ended March 31
	2009	2008	2007	2006	2005

Net sales	$1,408,714	$1,601,672	$1,525,492	$1,401,740	$1,195,385
(Loss) earnings from continuing operations	(103,597)	(54,427)	39,228	74,406	70,863
Total assets	852,132	1,168,283	1,101,573	1,052,095	1,152,155
Long-term debt - excluding current portion	243,982	224,525	173,074	149,576	38,000
Dividends per share	0.30	0.70	0.70	0.70	0.63
Net (loss) earnings from continuing operations per share of common stock – basic	(3.23)	(1.70)	1.22	2.21	2.08
Net (loss) earnings from continuing operations per share of common stock - diluted	(3.23)	(1.70)	1.21	2.18	2.06

The following factors impact the comparability of the selected financial data presented above:

●
During fiscal 2009, the Company recorded a goodwill impairment charge of $9.0 million within the Original Equipment – Europe segment.  During fiscal 2008, the Company recorded a goodwill impairment charge of $23.8 million within the Original Equipment – North America segment.  Refer to Note 16 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

●
During fiscal 2009 and 2008, the Company recorded long-lived asset impairment charges of $26.8 million and $11.6 million, respectively.  Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

●
During fiscal 2009, the Company’s effective tax rate was a negative 0.6 percent.  During fiscal 2008, the Company’s effective tax rate was a negative 227.5 percent due to a valuation allowance of $59.4 million recorded primarily against the net U.S. deferred tax assets.  During fiscal 2007, the Company’s effective tax rate was 15.8 percent.  Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on the effective tax rate.

●
During fiscal 2009, 2008 and 2007, the Company incurred $39.5 million, $10.2 million and $10.7 million, respectively, of restructuring and other repositioning costs.  Refer to Note 15 of the Notes to Consolidated Financial Statements for additional discussion of the events which comprised these costs.

●
During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda. (“Modine Brazil”).  Refer to Note 13 of the Notes to Consolidated Financial Statements for additional discussion of this acquisition.  During fiscal 2006, the Company acquired Airedale International Air Conditioning Limited.  During fiscal 2005, the Company acquired the South Korean and Chinese assets of the Automotive Climate Control Division of WiniaMando Inc. and the heavy-duty original equipment business of Transpro, Inc.

●
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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets. We operate on five continents, in 15 countries, with approximately 7,000 employees worldwide.

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

Development of New Products and Technologies for Increasingly Diverse End Markets

Our heritage and a current competitive strength is our ability to develop new products and technologies for current and potential customers and for new, emerging markets.  We own three global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin in the U.S., in Bonlanden, Germany, and in Asan City, South Korea (which is currently held for sale).  Our reputation for providing quality products and technologies has been a company strength valued by customers, and has led to a history with few product warranty issues.  In fiscal 2009 we spent $80.6 million (representing approximately 40 percent of SG&A expenses) on our product and technology research and development efforts.

We continue to benefit from relationships with customers who recognize the value of having us participate directly in product design, development and validation.  This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers.  In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas.  At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices.  Many of our technologies are proprietary, difficult to replicate and are patent protected.  We have been granted and/or acquired approximately 2,400 patents on our technologies over the life of the Company and work diligently to protect our intellectual property.

Strategic Planning and Corporate Development

We employ both a short-term and longer-term (three to five year) strategic planning process enabling us to continually assess our opportunities, competitive threats, and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities. We continuously look for and take advantage of opportunities to advance our position as a global leader, both by expanding our geographic footprint and by expanding into new end markets – all with a focus on thermal management technologies. This process allows us to identify product gaps in the marketplace, develop new products and make additional investments to fill those gaps. An example of our success from this process has been our expansion activities into niche HVAC and refrigeration markets in our Commercial Products segment.

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace; therefore, we must manage our business with a disciplined focus on increasing productivity and reducing waste.  We historically operated with a “small plant” philosophy prior to our recent repositioning activities, but the competitiveness of the global market place requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  As costs for materials and purchased parts rise from time to time due to global increases in the metals commodity markets, we seek low-cost country sourcing when appropriate and enter into contracts with some of our customers which provide for these rising costs to be passed through to them on a lag basis.  In addition, we have utilized futures contracts from time to time related to various forecasted commodity purchases to reduce our exposure to changes in these commodity prices.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long-term with particular emphasis on working capital improvement and prioritization of capital for investment and disposals – driving past and current improvement in global cash and debt management and access to sufficient credit. This focus helps us identify and take action on underperforming assets in our portfolio, such as our Electronics Cooling business, which was sold during fiscal 2009.

Our executive management incentive compensation in fiscal 2009 is based on working capital and gross margin improvement that drives our singular focus for alignment with shareholders’ interests when it comes to our capital allocation and asset management decisions. In addition, we maintain a long-term incentive compensation plan for officers and certain key employees which is used to attract, retain and motivate key employees who directly impact the performance of the Company over a time-frame greater than a year. This plan is comprised of stock options, retention restricted stock awards and performance stock awards which are based on a mix of earnings per share growth and growth in our stock price relative to the market.

Consolidated Market Conditions and Trends

Fiscal 2009 sales volumes declined significantly as a result of the weakening global economy.  The instability in the global financial and economic markets has created a significant downturn in our vehicular markets.  The original equipment manufacturer (OEM) market place which we serve is extremely competitive and our customers are demanding that we continue to provide high quality products in combination with annual price decreases.  At the same time, we experience from time to time increases in the costs of our purchased parts and raw materials – particularly aluminum, copper, steel, and stainless steel (nickel).  The combination of these factors impacts our profitability.  In some cases, material increases are subject to pass-through to some of our customers on a lag basis. This lag period can average up to a year, based on the agreements we have with an individual customer.  In addition to our negotiations to pass material costs on to our customers, our strategy to mitigate growing cost pressures is to accelerate new product development and geographic expansion into new and existing niche markets.  We continue to focus on developing new and expanded proprietary technology that is of more value in the marketplace – such as our next generation aluminum radiators and EGR coolers.

Our Response to Current Market Conditions

In response to the near-term conditions facing the Company, we have implemented the following strategies to mitigate the effects these pressures have on our margins and our goals for profitable growth and return targets:

o
Manufacturing realignment. During fiscal 2007, we announced the closure of four manufacturing facilities in the U.S.  During fiscal 2008, we announced the closure of three additional manufacturing facilities in the U.S. (Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana), and our Tübingen, Germany manufacturing facility.  We also have invested in four new plants in low cost countries (Changzhou, China; Nuevo Laredo, Mexico; Gyöngyös, Hungary; and Chennai, India).  During fiscal 2009, we implemented a significant reduction of direct costs in our manufacturing facilities and 20 percent reduction of indirect costs in our manufacturing facilities.  When the manufacturing realignment process is completed, we will compete for new business from a much improved cost competitive position with increased asset utilization. This process should benefit the Company at both the gross and operating margin level and help us win incremental profitable business.

o
Portfolio rationalization.  During fiscal 2007, we announced the establishment of globally-focused product groups of Engine Products, Powertrain Cooling Products, and Passenger Thermal Management Products which support our regional segments of Original Equipment – Asia, Original Equipment – Europe, Original Equipment – North America, and South America.  The Company is assessing its product lines globally and its regional businesses in order to assess the competitive position and attractiveness of these products and businesses.  The goal of this process is to identify products or businesses which should be divested or exited as they do not meet required financial metrics.  An example of this portfolio rationalization process is the May 1, 2008 sale of our Electronics Cooling business for $13.2 million.  During fiscal 2009, we implemented an action plan to phase out of automotive powertrain cooling (PTC) within North America and module/automotive PTC within Europe.  We also announced the intended divestiture of our South Korean HVAC business.

o
Capital allocation.  Our business is capital intensive, requiring a significant amount of investment in the new technologies and products which the Company supports.  We recently introduced an enhanced capital allocation process designed to allocate capital spending to the segments and programs that will provide the highest return on our investment.  All business units are measured using specific performance standards and they must earn the right to obtain capital to fund growth through their performance.  During fiscal 2010, our capital expenditures will be limited to $65 million, which is significantly below our recent historical rates.

o
Selling, general and administrative cost containment.   The Company has a target of reducing its overall SG&A, and has implemented an initiative to streamline key business processes within its administrative functions.  During fiscal 2009, we completed a global workforce reduction focusing on the realignment of our corporate and regional headquarters.  SG&A costs decreased $18.2 million, or 8.4 percent, during fiscal 2009 through our SG&A cost containment initiatives.

Segment Information – Strategy, Market Conditions and Trends

Each of our business segments is managed at the regional vice president or managing director level and has separate financial results reviewed by our chief operating decision makers. These results are used in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses. Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.

Original Equipment – Europe (42 percent of fiscal 2009 revenues)

Our European operation is primarily engaged in providing powertrain and engine cooling systems as well as vehicular climate control components to various end markets, including automotive, heavy duty and industrial, commercial vehicle, bus and off-highway OEMs. These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.  Competitors include Behr GmbH & Co. A.G., Valeo, TitanX, Denso Corporation, AKG, and a variety of other companies.

While the first half of fiscal 2009 represented a continuation of the positive performance from fiscal 2008, the second half of the fiscal year was heavily impacted by the rapidly shrinking vehicular markets in Europe.  Among all the markets served, the commercial vehicle market was hit the hardest.

To offset these adverse market conditions, management has enacted several measures to cut operating costs and improve cash generation.  Plant direct and indirect headcount as well as overall SG&A costs have been adjusted, enabled by the portfolio rationalization and the phase out of certain product lines.  The overall headcount reduction achieved in the region is expected to approximate 28 percent by mid fiscal 2010.

In addition, management has taken and is taking further steps to increase revenue by renegotiating certain aspects of current and future customer agreements such as terms and conditions, serial and service pricing and prorating of tooling and capital investment.  Further marked steps have been or are being taken to generate cashflow from reduction of working capital beyond those related to volume declines.

We continue our focus on various lean manufacturing initiatives, low-cost country sourcing as well as the adjustment of our manufacturing footprint.  Our new Hungarian facility has become operational and started shipments in October 2008.  The phase-out of our facility in Tübingen, Germany is substantially complete.  We expect our European business to benefit from the output of our technology initiatives, which will contribute to establishing technological differentiation in the market place and thus provide leverage for new customer agreements.

The business currently benefits from more stable energy and material prices, although these benefits are typically offset by material pass-through agreements on a time lag.  At the same time, we expect to continue to see price reduction demands from our customers along with continuous and ongoing increased customer service expectations and competition from low cost countries.  The business has been successful in winning additional program awards that are scheduled to begin production in the 2011 time frame.  Going forward, we expect to see further opportunities in connection with the potential for competitors leaving the market.

Original Equipment – North America (33 percent of fiscal 2009 revenues)

Our Original Equipment – North America segment includes products and technologies that are found on vehicles made by commercial vehicle OEMs, including Class 3-8 trucks, school buses, transit buses, motor homes and motor coaches.  It also serves the automotive, heavy duty, and industrial markets, including agricultural, construction and industrial markets; e.g. lift trucks, compressors and power generation.

The majority of our North American business is derived from commercial vehicle customers.  The Environmental Protection Agency emissions mandates (January 1, 2007 and the upcoming January 1, 2010) create cyclicality in the Class 8 heavy-truck commercial vehicle build rates due to pre-buy activity which occurs prior to these emission law changes.  The expected cyclical downturn in this market after the January 1, 2007 emissions law change has been adversely impacted by the current economic concerns (credit crisis, high oil and diesel prices, and depressed housing market) which have reduced the demand for Class 8 trucks used to haul freight.  As a result, we currently do not anticipate any substantial pre-buy activity prior to the January 1, 2010 emissions law change.  While the January 1, 2007 emissions change and economic concerns created a downturn in build rates, the change did provide an opportunity for us as more of our components are required to be included on each new vehicle to meet the new standards.

Our North American automotive business includes certain programs with General Motors Corporation and Chrysler LLC.  The global recession has had a dramatic impact on these customers, which has led to their recent Chapter 11 bankruptcy filings.  Our North American automotive presence is limited to a few select programs, and our exposure to this market is relatively insignificant.  As a result, we do not have a material receivable balance at risk with either General Motors Corporation or Chrysler LLC.  Our projections for fiscal 2010 include an anticipated two-month shut-down/delay for our programs with General Motors Corporation and Chrysler LLC.

A positive trend in our North American heavy duty and industrial businesses is increased emission standards for agricultural and construction equipment, which is driving increased demand for our components such as EGR coolers.

The overall strategy for this business segment includes the following components:

•
First, our strategy is to reposition the segment, including reassessing our manufacturing footprint, improving sourcing of raw materials and purchased parts, and other programs intended to increase efficiency and right-size capacity.  During fiscal 2008, we announced the closure of three North American manufacturing facilities within this segment, consolidating the business into other existing locations.  These closures are expected to be completed by the end of fiscal 2011.  In addition, we are beginning to manufacture products in our recently completed Nuevo Laredo, Mexico facility.

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

Commercial Products (13 percent of fiscal 2009 revenues)

Our Commercial Products business provides a variety of niche products in North America, Europe, Asia and South Africa that are used by engineers, contractors and building owners in applications such as warehouses, repair garages, greenhouses, residential garages, schools, computer rooms, manufacturing facilities, banks, pharmaceutical companies, stadiums and retail stores. We manufacture coils (copper tube aluminum fin coils, stainless steel tube aluminum fin coils and all aluminum microchannel coils) for heating, refrigeration, air conditioning and vehicular applications. We also manufacture heating products for commercial applications, including gas, electric, oil and hydronic unit heaters, low intensity infrared and large roof mounted direct and indirect fired makeup air units. Our cooling products for commercial applications include single packaged vertical units and unit ventilators used in school room applications, computer room air conditioning units, air and water cooled chillers, ceiling cassettes, and roof top cooling units used in a variety of commercial building applications.

Revenues have decreased due to reduced market demand, primarily in North America.  Margins in this business have improved primarily from improved manufacturing efficiencies and reduced SG&A expenses.  Economic conditions, such as demand for new commercial construction and school renovations, are drivers of demand for the heating and cooling products.

South America (10 percent of fiscal 2009 revenues)

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

The Brazilian agriculture and commercial vehicle markets have remained relatively strong despite the global economic downturn.  In addition, the aftermarket sales under the Radiadores Visconde brand have continued to improve.  We recently made capital investments in bar/plate technology for our Brazilian operations that will continue to help fuel growth in the region as well as support operations in North America and Europe.

Original Equipment – Asia (1 percent of fiscal 2009 revenues)

Our Asian operation is primarily engaged in providing powertrain cooling systems and engine products to various industrial end markets, with the greatest percentage for commercial light truck applications.  These products are sold primarily to South Korean OEMs who export a significant portion of vehicles to other countries.  Our largest customers are Hyundai Motor Company and Kia Motors Corporation. Competitors include Korens, Behr GmbH, Tata Toyo, AKG, T. RadCo., Zhenjiang Yinlin Machinery Co., and others.

A significant trend in our Asian business is our customers’ emphasis on lower price over better technology, evidenced by significant price reduction demands from Hyundai Motor and Kia Motors, two of our key customers.  The substantial depreciation of the Korean won has intensified pricing pressure on the engine and off highway business within Korea.  This has enhanced local Korean suppliers’ ability to compete with us directly on pricing.  This pricing environment requires a low-cost manufacturing profile and continued operating efficiencies in order to maintain a profitable business environment.

Many components that we have supplied in this region are becoming part of a module, which increases the amount of our content on an engine.  Our strategy in this business segment is to control and reduce costs, secure new business, further diversify our product offering and customer base, and continue to focus on building manufacturing capabilities in China and India to serve the region, including Korea, within the Engine and PTC segments in a more cost competitive manner.  Construction is completed on our new manufacturing facilities in Chennai, India, and Changzhou, China.  We are currently shipping low volumes of production from these locations.  Several new products are scheduled to begin production from both of these new facilities over the next fiscal year.

Fuel Cell (1 percent of fiscal 2009 revenues)

Our fuel cell business supports the highly complex thermal management needs of fuel cell systems which increasingly are viewed as alternatives to oil-based fuel.  These fuel cell systems are used in stationary power applications, micro-CHP (combined heat and power), vehicle engine applications, and hydrogen fuel processing.

Although the market for fuel cell-based systems is still in its relative infancy, in the past year we entered into our first licensing agreement with respect to solid oxide fuel cell technology and have begun developing products in support of the micro-CHP market.

In October 2008, we entered into an agreement with Bloom Energy to license our thermal management technology.  In addition to licensing this technology to Bloom Energy, we also are providing certain transitional services to Bloom Energy, including the sale of products, through December 2009.

With respect to the micro-CHP market, fuel cell based systems are expected to emerge, initially in Europe, over the next several years as a direct replacement for the small boilers found in homes using hydronic heating systems.  In addition to efficient production of hot water for heat, the device is designed to produce electricity to supplement the electrical needs of the home, with off-peak electricity sold back to the grid.  We are continuing to work with Ceres Power, a UK based developer of these systems, to expand the Company’s presence in this residential market.

Outlook

The global recession has had an adverse impact on our sales volumes in fiscal 2009, and this trend is expected to continue into fiscal 2010.  Currently, our expectation for fiscal 2010 includes relatively flat volume assumptions for continuing programs when compared with the fourth quarter of fiscal 2009, which included sales revenues of $254.8 million, down 43.1 percent from the fourth quarter of fiscal 2008.  However, our results in fiscal 2010 are expected to be positively impacted by new program launches globally, including several EGR launches in our Joplin, Missouri facility in support of the January 1, 2010 emissions law change in the U.S.

While sales volumes are expected to remain depressed in fiscal 2010, we will continue to take further actions to reduce our manufacturing and SG&A costs in response to the reduced volume levels.  In addition, we will continue our focus on improving cash flow and liquidity through working capital management, reduced capital expenditures and divestiture of non-strategic assets, including our South Korean-based HVAC business.  We believe that through these cost reduction and cash management activities, we will maintain adequate liquidity, remain in compliance with our debt covenants, and sufficiently manage the business through the global recession.

Consolidated Results of Operations - Continuing Operations

Fiscal 2009 sales volumes declined significantly as a result of the weakening global economy.  The instability in the global financial and economic markets has created a significant downturn in the Company’s vehicular markets.  The Company recorded goodwill and long-lived asset impairment charges during the fiscal year along with restructuring charges primarily related to workforce reductions.  Prior to April 1, 2008 the majority of our subsidiaries outside the United States reported operating results with a one-month lag.  This reporting lag was eliminated during the first quarter of fiscal 2009.  The fiscal 2007 and 2008 information was revised to reflect this change for comparability.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2009, 2008 and 2007:

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$1,409	100.0%	$1,602	100.0%	$1,525	100.0%
Cost of sales	1,222	86.7%	1,359	84.8%	1,260	82.6%
Gross profit	187	13.3%	243	15.2%	266	17.4%
Selling, general and administrative expenses	200	14.2%	218	13.6%	214	14.0%
Restructuring charges	30	2.1%	4	0.2%	4	0.3%
Impairment of goodwill and long-lived assets	44	3.1%	35	2.2%	-	0.0%
(Loss) income from operations	(87)	-6.2%	(14)	-0.9%	49	3.2%
Interest expense	14	1.0%	11	0.7%	8	0.5%
Other expense (income) - net	2	0.1%	(8)	-0.5%	(6)	-0.4%
(Loss) earnings from continuing operations before income taxes	(103)	-7.3%	(17)	-1.1%	47	3.1%
Provision for income taxes	1	0.1%	38	2.4%	7	0.5%
(Loss) earnings from continuing operations	$(104)	-7.4%	$(54)	-3.4%	$39	2.6%

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008:

Net sales decreased $193 million, or 12.0 percent, to $1.4 billion in fiscal 2009 from $1.6 billion in fiscal 2008 driven by overall sales volume deterioration as a result of the weakening global economy.  Automotive and medium/heavy duty truck sales are down approximately 70 percent and 75 percent, respectively, within the Original Equipment – Europe segment.

Gross profit decreased $56 million, or 23.0 percent, to $187 million in fiscal 2009 from $243 million in fiscal 2008.  Gross margin decreased from 15.2 percent in fiscal 2008 to 13.3 percent in fiscal 2009.  This decrease is primarily related to underabsorption of fixed costs in our manufacturing facilities based on the depressed sales volumes and a shift in our product mix toward lower margin products in Europe.  Lower material costs and a reduction of direct and indirect manufacturing costs in our facilities, comprised of workforce reductions and other indirect cost reduction activities, partially offset this decrease.

SG&A expenses decreased $18 million, or 8.3 percent, to $200 million in fiscal 2009 from $218 million in fiscal 2008, but increased as a percentage of sales from 13.6 percent to 14.2 percent.  The overall reduction of SG&A is due to the positive impact of our SG&A containment efforts.  These were partially offset by a $2 million increase in repositioning costs included in SG&A as the Company realigns the Corporate and Regional headquarters.  Restructuring charges increased $26 million primarily related to a workforce reduction at the Corporate headquarters in Racine, Wisconsin and throughout the European facilities including the European headquarters in Bonlanden, Germany.  During fiscal 2009, asset impairment charges of $44 million were recorded including a goodwill impairment charge of $9 million in the Original Equipment – Europe segment, a long-lived asset impairment charge of $16 million recorded in the Original Equipment – North America segment, and a long-lived asset impairment charge of $18 million recorded in the Original Equipment – Europe segment.  The decrease in gross profit combined with the restructuring and impairment charges contributed to the $73 million decrease in operating income from fiscal 2008 to fiscal 2009.

Interest expense increased $3 million from fiscal 2008 to fiscal 2009 related to an increase in outstanding debt during the year and an increase in interest rates in conjunction with the amendment of our primary debt agreements in February 2009.  Borrowings increased during fiscal 2009 to finance capital expenditures of $103 million.

The provision for income taxes decreased $37 million, or 97 percent, to $1 million in fiscal 2009 from $38 million in fiscal 2008.  The decrease in the provision for income taxes was due to overall losses in tax jurisdictions outside of the U.S. as compared with earnings recorded in fiscal 2008.  A valuation allowance of $33 million was recorded against net deferred tax assets in tax jurisdictions where it was more likely than not that the deferred tax assets will not be realized.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007:

Net sales increased $77 million, or 5.0 percent, to $1.6 billion in fiscal 2008 from $1.5 billion in fiscal 2007.  The increase in revenues was a combination of favorable impact of changing foreign currency exchange rates and organic growth.  Revenues were driven by strong volumes in the Original Equipment – Europe, South America and Commercial Products segments, which were offset by declines in the Original Equipment – North America segment primarily in the truck market following the January 1, 2007 emissions law change.

Gross profit decreased $23 million, or 8.6 percent, to $243 million in fiscal 2008 from $266 million in fiscal 2007.  In addition, gross margin decreased from 17.4 percent in fiscal 2007 to 15.2 percent in fiscal 2008.  The decrease in gross profit and gross margin was primarily driven by the impact of the decrease in North American truck volumes, manufacturing inefficiencies experienced as part of plant closures and consolidations, and pricing pressures from customers.  In addition, repositioning costs of $5 million were recorded in gross profit during fiscal 2008, as the Company continued to reposition its global manufacturing footprint.

SG&A expenses increased $4 million, or 1.9 percent, to $218 million in fiscal 2008 from $214 million in fiscal 2007, but decreased as a percentage of sales to 13.6 percent from 14.0 percent.  The net increase in SG&A was primarily due to ongoing expansion in the Original Equipment – Asia segment.  Restructuring charges were consistent from fiscal 2007 to fiscal 2008, and related primarily to severance costs incurred under our announced restructuring plans.  During fiscal 2008, asset impairment charges of $35 million were recorded including a goodwill impairment charge of $24 million in the Original Equipment – North America segment, a long-lived asset impairment charge of $3 million recorded in the Original Equipment – North America segment, a long-lived asset impairment charge of $5 million recorded in the Original Equipment – Europe segment, and a long-lived asset impairment charge of $3 million recorded in the Commercial Products segment.  The decrease in gross profit combined with the impairment charges contributed to the $63 million decrease in operating income from fiscal 2007 to fiscal 2008.

Interest expense increased $3 million from fiscal 2007 to fiscal 2008 related to an increase in outstanding debt during the year.  Borrowings increased during fiscal 2008 to finance capital expenditures of $89 million and an increase in working capital.

The provision for income taxes increased $31 million, or 443 percent, to $38 million in fiscal 2008 from $7 million in fiscal 2007.  The increase in the provision for income taxes was due to a valuation allowance of $58 million recorded against net deferred tax assets in the U.S. tax jurisdiction.  Due to the then-current market conditions and projections of operating results in these tax jurisdictions, the Company determined that it was more likely than not that the U.S. deferred tax assets would not be realized.  The effective income tax rate differed from the U.S. statutory income tax rate of 35 percent primarily due to the impact of the valuation allowance recorded during the year.

Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of the South Korea-based HVAC business.  The Company has obtained approval from the Board of Directors to sell the business and is actively marketing it to interested parties.  The sale is intended to be completed within the next fiscal year and has been presented as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.1 million, resulting in a gain on sale of $2.5 million.  After (loss) earnings from discontinued operations and gain on sale of discontinued operations, a net loss of $108.6 million and $68.6 million was reported in fiscal 2009 and 2008, respectively, and net earnings of $42.7 million was reported in fiscal 2007.  This resulted in a loss per fully diluted share of $3.38 and $2.14 in fiscal 2009 and 2008, respectively, and earnings per fully diluted share of $1.32 in fiscal 2007.

Segment Results of Operations

Original Equipment – Europe

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$597	100.0%	$758	100.0%	$598	100.0%
Cost of sales	520	87.1%	618	81.5%	485	81.1%
Gross profit	77	12.9%	140	18.5%	113	18.9%
Selling, general and administrative expenses	49	8.2%	50	6.6%	49	8.2%
Restructuring charges	22	3.7%	-	0.0%	-	0.0%
Impairment of goodwill and long-lived assets	27	4.5%	5	0.7%	-	0.0%
(Loss) income from continuing operations	$(21)	-3.5%	$85	11.2%	$64	10.7%

Net sales within the Original Equipment – Europe segment increased $160 million, or 26.8 percent from fiscal 2007 to fiscal 2008 primarily based on strength in powertrain cooling products, engine related products and condenser sales volumes and the favorable impact of foreign currency exchange rate changes.  During fiscal 2009, net sales decreased $161 million, or 21.2 percent, primarily on a $179 million decline in underlying vehicular sales volumes, partially offset by an $18 million favorable impact of foreign currency exchange rate changes.

The decline in gross margin from fiscal 2007 to fiscal 2008 was due to a change in mix of sales toward lower margin products, as well as customer price reductions which we were not entirely able to offset with purchasing savings and performance improvements in our manufacturing facilities. The decrease in gross margin from fiscal 2008 to fiscal 2009 was largely related to the underabsorption of fixed manufacturing costs with the declining sales volumes and changing mix of products toward lower margin business.  Repositioning costs of $2 million were included in cost of sales related to the closure of the Tübingen, Germany facility.  SG&A expenses were consistent over the past three years yet fluctuated as a percentage of sales.  Restructuring charges of $22 million were recorded as the result of a reduction in workforce throughout the European facilities including at the European Headquarters in Bonlanden, Germany.  An impairment charge of $5 million was recorded in fiscal 2008 at the Tübingen, Germany manufacturing facility in conjunction with the announced closure of this facility.  A goodwill impairment charge of $9.0 million was recorded in fiscal 2009 which represents an impairment of the full amount of goodwill recorded within the segment.  This impairment is based on a declining outlook for the segment which is the result of declining sales volumes and lower gross margin related to the underabsorption of fixed manufacturing costs and the change in product mix.  In addition, long-lived asset impairment charges of $18 million were recorded related to certain manufacturing facilities with projected cash flows unable to support their asset bases and an investment in affiliate with an “other than temporary” decline in value.  Income from continuing operations improved $21 million in fiscal 2008 based on the contribution impact of the increased sales volumes.  Income from continuing operations decreased $106 million in fiscal 2009 to a loss from continuing operations of $21 million primarily due to the significant decrease in sales and gross margin coupled with the restructuring and asset impairment charges.

Original Equipment – North America

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$482	100.0%	$521	100.0%	$668	100.0%
Cost of sales	452	93.8%	492	94.4%	577	86.4%
Gross profit	30	6.2%	29	5.6%	91	13.6%
Selling, general and administrative expenses	38	7.9%	43	8.3%	42	6.3%
Restructuring charges	3	0.6%	4	0.8%	4	0.6%
Impairment of goodwill and long-lived assets	16	3.3%	27	5.2%	-	0.0%
(Loss) income from continuing operations	$(27)	-5.6%	$(45)	-8.6%	$45	6.7%

Net sales within the Original Equipment – North America segment decreased $147 million, or 22.0 percent, from fiscal 2007 to fiscal 2008, and decreased $39 million, or 7.5 percent, from fiscal 2008 to fiscal 2009.  The sales decline is largely due to the downturn in the North American truck market following the January 1, 2007 emission law change, which has been further exacerbated by the impact of the global recession.  Net sales within this segment continue to be adversely impacted by the depressed heavy duty and medium duty North American truck markets and the automotive vehicular markets.

Gross margin decreased from 13.6 percent in fiscal 2007 to 5.6 percent in fiscal 2008, and improved slightly to 6.2 percent in fiscal 2009.  The deterioration in gross margin from fiscal 2007 to fiscal 2008 and continued low gross margin level in fiscal 2009 has been driven by the following two factors: (1) the significant reduction in sales volumes has resulted in a decline in gross profit, an underabsorption of fixed overhead costs and a lower gross margin as we have excess capacity in many of our North American facilities; and (2) the manufacturing realignment currently in progress in North America, including the process of closing operating facilities, transferring and consolidating product lines and launching new product lines has caused operating inefficiencies which have impacted the gross margin.

SG&A expenses increased $1 million from fiscal 2007 to fiscal 2008, and decreased $5 million to fiscal 2009.  The fiscal 2009 decrease is primarily attributed to the positive impact of SG&A reduction efforts.  A goodwill impairment charge of $24 million was recorded during fiscal 2008 as a result of a declining outlook for this segment.  These reduced expectations were based on declining sales volumes and lower gross margin related to plant closures, product-line transfers and continued customer pricing pressures which are impacting the North American vehicular industry.  In addition, a long-lived asset impairment charge of $3 million was recorded during fiscal 2008 as the result of a program line which was not able to support its asset base.  Long-lived asset impairment charges of $16 million were recorded in fiscal 2009 for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program, a program which was not able to support its asset base and assets no longer in use.

Income from continuing operations decreased $90 million in fiscal 2008 to a loss from continuing operations of $45 million primarily due to the significant decrease in sales and gross margin coupled with the asset impairment charges recorded during the year.  Loss from continuing operations improved $18 million in fiscal 2009 to a loss from continuing operations of $27 million primarily due to the reduction in SG&A costs and a decrease in year-over-year impairment charges.

Commercial Products

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$188	100.0%	$198	100.0%	$179	100.0%
Cost of sales	145	77.1%	154	77.8%	141	78.8%
Gross profit	43	22.9%	44	22.2%	38	21.2%
Selling, general and administrative expenses	28	14.9%	32	16.2%	31	17.3%
Restructuring charges	1	0.3%	-	0.0%	-	0.0%
Impairment of goodwill and long-lived assets	1	0.3%	3	1.5%	-	0.0%
Income from continuing operations	$14	7.4%	$9	4.5%	$7	3.9%

Net sales within the Commercial Products segment increased $19 million, or 10.6 percent, from fiscal 2007 to fiscal 2008, and decreased $10 million, or 5.1 percent, from fiscal 2008 to fiscal 2009.  The fiscal 2008 increase was driven by strong air conditioning sales in the United Kingdom, increased heating and air conditioning product sales in North America and the favorable impact of foreign currency exchange rate changes.  The fiscal 2009 decrease was primarily driven by $12 million of unfavorable foreign currency exchange rate changes slightly offset by continued strength in the air conditioning sales in the United Kingdom and the success of new product launches.

Gross margin increased from 21.2 percent in fiscal 2007 to 22.2 percent in fiscal 2008, with continued improvement to 22.9 percent in fiscal 2009.  The continued improvement from fiscal 2007 to fiscal 2009 is due to performance improvements within the manufacturing operations and improved fixed cost absorption.  SG&A expenses remained consistent from fiscal 2007 and fiscal 2008 but improved as a percentage of sales.  SG&A expenses decreased from fiscal 2008 to fiscal 2009 due to the positive impact of SG&A reduction efforts.   A long-lived asset impairment charge of $3 million and $1 million was recorded in fiscal 2008 and 2009, respectively, as the result of the cancellation of a product in its development stage.  Income from continuing operations increased $2 million in fiscal 2008 as the result of improved sales volumes and gross margin partially offset by the long-lived asset impairment charge.  Income from continuing operations increased $5 million in fiscal 2009 based on the continued improvement in gross margin and the reduction in SG&A costs.

South America

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$136	100.0%	$137	100.0%	$86	100.0%
Cost of sales	108	79.4%	111	81.0%	68	79.1%
Gross profit	28	20.6%	26	19.0%	18	20.9%
Selling, general and administrative expenses	16	11.8%	15	10.9%	13	15.1%
Income from continuing operations	$12	8.8%	$11	8.0%	$5	5.8%

South America is comprised of our Brazilian operation which was acquired in May 2006 through a purchase of the remaining 50 percent of the Radiadores Visconde Ltda. (Modine Brazil) joint venture.  Prior to this, the operating activity of Modine Brazil was reported in the consolidated financial statements through equity earnings from non-consolidated affiliates.  South America’s operations for fiscal 2007 represent eleven months of results after the May 2006 acquisition of the remaining 50 percent of this business.

Net sales within South America increased $51 million, or 59.3 percent from fiscal 2007 to fiscal 2008, based on continued strength in the Brazilian agricultural and commercial vehicle markets, along with strength in the overall Brazilian economy and the favorable impact of foreign currency exchange rate changes.   Net sales are consistent from fiscal 2008 to fiscal 2009.  The continued strength in the Brazilian agricultural and commercial vehicle markets were offset by a $2 million unfavorable impact from foreign currency exchange rate changes.

Gross margin decreased from 20.9 percent in fiscal 2007 to 19.0 percent in fiscal 2008, and improved to 20.6 percent in fiscal 2009.  The decrease from fiscal 2007 to fiscal 2008 was driven by higher material procurement costs and incremental costs related to the launch of bar/plate oil cooler production in Brazil during fiscal 2008.  The gross margin improvement from fiscal 2008 to fiscal 2009 was the result of performance improvements in the manufacturing facility.  SG&A expenses increased $2 million from fiscal 2007 to fiscal 2008 primarily due to the impact of foreign currency rate changes.  SG&A expenses increased $1 million from fiscal 2008 to fiscal 2009 due to increased salary costs.  Income from continuing operations improved $6 million from fiscal 2007 to fiscal 2008 based largely on the increased sales volumes.  Income from continuing operations improved $1 million from fiscal 2008 to fiscal 2009 based on the improved gross margin.

Original Equipment – Asia

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$17	100.0%	$15	100.0%	$9	100.0%
Cost of sales	18	105.9%	14	93.3%	9	100.0%
Gross profit	(1)	-5.9%	1	6.7%	-	0.0%
Selling, general and administrative expenses	8	47.1%	7	46.7%	1	11.1%
Loss from continuing operations	$(9)	-52.9%	$(6)	-40.0%	$(1)	-11.1%

The Original Equipment – Asia segment is currently in the expansion phase.  Net sales within the Original Equipment – Asia segment increased $6 million in fiscal 2008 and $2 million in fiscal 2009.  The gradual increase in sales is attributed to a growing presence in the region and the completion of construction of new facilities.  The new manufacturing facility in Changzhou, China began production in the third quarter of fiscal 2008, and the Chennai, India facility began production in the second quarter of fiscal 2009.  These facilities are currently in low volume production.  The minimal gross margin is due to inefficiencies at these start-up facilities.  SG&A expenses increased $6 million and $1 million in fiscal 2008 and 2009, respectively.  This increase is due to ongoing expansion in this region with the construction of new manufacturing facilities in China and India, as well as the establishment of a corporate office in China.

Fuel Cell

Years ended March 31	2009		2008		2007
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$18	100.0%	$3	100.0%	$5	100.0%
Cost of sales	5	27.8%	2	66.7%	3	60.0%
Gross profit	13	72.2%	1	33.3%	2	40.0%
Selling, general and administrative expenses	3	16.7%	3	100.0%	3	60.0%
Income (loss) from continuing operations	$10	55.6%	$(2)	-66.7%	$(1)	-20.0%

Our fuel cell business has focused a significant amount of effort in the development of thermal management products for stand-alone power generation applications.  During October 2008, we entered into a licensing agreement with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy licensed our thermal management technology for an up-front fee of $12.0 million.  In addition to licensing this technology to Bloom Energy, we will also provide certain transition services to Bloom Energy, including the sale of products, through December 2009.  We received an advanced payment of $0.7 million for these transition services, and will receive additional compensation for the supply of products to Bloom Energy over the next year.  The total up-front compensation received of $12.7 million will be recognized as revenue over the 15-month term of the agreements as technology, products and services are provided to Bloom Energy, of which $10.0 million of revenue was recognized during fiscal 2009.

Liquidity and Capital Resources

The primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.

During fiscal 2009, the Company reported cash flows from operating activities of $93.5 million, which is $11.8 million greater than the $81.7 million reported in the prior year.  While operating results decreased year-over-year, these decreases were more than offset by the improvement in our working capital balances.  The most significant working capital improvement was in accounts receivable with days sales outstanding improving 4 days to 47 days through the active, customer-supported management of accounts receivable payment terms.

Outstanding indebtedness increased $24.7 million to $249.2 million at March 31, 2009 from the March 31, 2008 balance of $224.5 million.  Operating cash flows were not sufficient to fully fund capital expenditures during fiscal 2009 requiring an increase in outstanding indebtedness.  Meanwhile, our cash balances increased $4.9 million from $38.6 million at March 31, 2008 to $43.5 million at March 31, 2009.

We have $88.0 million available for future borrowings under the revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe and Brazil totaling $11.2 million at March 31, 2009.  In the aggregate, total available lines of credit of $99.2 million exist at March 31, 2009.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a 20.0 million euro ($27.0 million U.S. equivalent) Credit Facility Agreement.  Under the terms of our U.S. revolving credit facility, the availability under this facility has been reduced by $15.0 million upon entering into the new foreign credit facility.  The availability of these funds is subject to our ability to remain in compliance with the financial covenants and limitations in our respective debt agreements.

We believe that our internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

Debt Covenants

Our debt agreements required us to maintain specified financial ratios and placed certain limitations on dividend payments and the repurchase of our common stock.  At December 31, 2008, we were in violation of our quarterly interest expense coverage and leverage ratio covenants which constituted defaults under the debt agreements.  On February 17, 2009, we entered into a waiver and amendment with our primary lenders and note holders which waived these defaults which existed at December 31, 2008 and amended our covenants as further discussed below.

Under the amended debt agreements, we granted a security interest in certain assets, accepted other restrictive covenants, and agreed to pay higher interest costs.  The existing quarterly interest expense coverage and leverage ratios were temporarily replaced with minimum adjusted EBITDA levels.  Adjusted EBITDA is defined as our (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and $14.0 million of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to loss (earnings) from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

The following presents the minimum adjusted EBITDA level requirements which we are required to comply with beginning in the fourth quarter of fiscal 2009:

For the quarter ended March 31, 2009	$(25.0)	million
For the two consecutive quarters ended June 30, 2009	(22.0)	million
For the three consecutive quarters ended September 30, 2009	(14.0)	million
For the four consecutive quarters ended December 31, 2009	1.8	million
For the four consecutive quarters ended March 31, 2010	35.0	million

Our adjusted EBITDA for the quarter ended March 31, 2009 was $1.7 million which exceeded the minimum adjusted EBITDA requirement by $26.7 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)
Quarter Ended March 31, 2009
Loss from continuing operations	$(40,763)
Consolidated interest expense	4,182
Provision for income taxes	3,346
Depreciation and amortization expense (a)	15,827
Non-cash charges (b)	15,610
Restructuring and repositioning charges (c)	3,515
Adjusted EBITDA	$1,717

(a)
Depreciation and amortization expense represents total depreciation and amortization from continuing operations less accelerated depreciation which has been included in non-cash charges described in footnote (b) below.

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on intercompany loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)
Long-lived asset impairments	$13,228
Non-cash restructuring and repositioning charges	894
Exchange losses on intercompany loans	968
Provision for uncollectible notes receivable	(404)
Supplemental executive retirement plan settlement	924
Non-cash charges	$15,610

(c)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 15 of the Notes to Consolidated Financial Statements for further discussion on these activities.

In addition to the minimum adjusted EBITDA covenant, we are not permitted to incur capital expenditures greater than $30.0 million for the fourth quarter of fiscal 2009, greater than $65.0 million for fiscal year 2010, and greater than $70.0 million for all fiscal years thereafter.  We were in compliance with the capital expenditure limitation in the fourth quarter of fiscal 2009, and expect to remain in compliance with this covenant in fiscal 2010 and beyond.

The interest expense coverage and leverage ratio covenants will become effective during the fourth quarter of fiscal 2010 based on the following ratios:

	Interest Expense Coverage	Leverage Ratio
	Ratio Covenant (Not	Covenant (Not Permitted
	Permitted to Be Less Than):	to Be Greater Than):
Fiscal quarter ending March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

We expect to remain in compliance with the minimum adjusted EBITDA levels through the third quarter of fiscal 2010 as the $26.7 million of excess adjusted EBITDA reported in the fourth quarter of fiscal 2009 will positively impact the next three quarters based on the cumulative nature of this covenant.  We are closely monitoring our expected ability to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the sensitivity of these covenants to changes in our future financial results.  The economic downturn has made it difficult to project our future financial results based on uncertainty around the extent and timing of the global recession.  In contemplation of this uncertainty, we are closely monitoring our actual monthly results and projected results for fiscal 2010 and have identified potential action items under the four-point recovery plan which we will implement, if needed, to remain in compliance with the financial covenants.  We expect to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on our projected financial results for fiscal 2010 and the additional action items available to us.  If we are unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated.  These circumstances could have a material adverse effect on our future results of operations, financial position and liquidity.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)	March 31, 2009
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt (including interest)	$345,778	$27,253	$130,517	$73,184	$114,824
Capital lease obligations	7,174	196	543	582	5,853
Operating lease obligations	13,045	3,749	4,060	1,946	3,290
Capital expenditure commitments	58,827	55,320	3,461	46	-
Other long-term obligations	6,805	1,442	135	122	5,107
Total contractual obligations	$431,629	$87,960	$138,716	$75,880	$129,074

Interest for the revolving credit facility is calculated using a weighted average interest rate of 5.29 percent.  Interest for the fixed-rate notes is calculated using the contractual interest rates of 10.0 percent for $75.0 million of the notes and 10.75 percent for $75.0 million of the notes.

The capital expenditure commitments are primarily comprised of tooling and equipment expenditures for new and renewal platforms with new and current customers on a global basis.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2009 was $95.5 million which increased $13.8 million from the prior year of $81.7 million, driven by working capital management partially offset by a reduction in earnings.  Major changes in operating assets and liabilities contributing to the overall increase in cash provided by operating activities were a $117.5 million decrease in accounts receivable based on active management of accounts receivables including the sale of receivables and an $11.8 million year-over-year increase in cash due to a decrease in inventories in response to lower sales volumes.  These increases were partially offset by a $52.3 million decrease in accounts payable due to timing of payments and less activity due to lower sales and a $5.3 million decrease from income taxes.

Net cash provided by operating activities in fiscal 2008 was $81.7 million, down $18.1 million from the prior year of $99.8 million, driven by a reduction in earnings and growth in working capital.  Major changes in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities were a $21.7 million increase in accounts receivable based on higher sales volumes and a $5.5 million year-over-year reduction in cash due to an increase in inventories to support the growing business volumes during the period.  These were partially offset by favorable changes including a $7.8 million increase from income taxes and a $20.3 million increase in accrued expenses and other current liabilities.

Capital Expenditures

Capital expenditures were $103.3 million for fiscal 2009, which was $13.9 million higher than the prior year.  The primary spending occurred in the Original Equipment – North America segment which totaled $26.4 million, the Original Equipment – Europe segment which totaled $54.5 million and the Original Equipment – Asia segment which accounted for $16.0 million in capital spending.  The increase in capital expenditures primarily relates to tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with the construction of new facilities in Asia and Europe.  During the fourth quarter of fiscal 2009, we had capital expenditures of $23.7 million which was below the $30.0 million limitation in our primary debt agreements.

Capital expenditures were $89.4 million for fiscal 2008, which was $5.9 million higher than the prior year.  The primary spending occurred in the Original Equipment – North America segment which totaled $23.1 million, the Original Equipment – Europe segment which totaled $35.9 million and the Original Equipment – Asia segment which accounted for $15.2 million in capital spending.  The increase in capital expenditures during the period primarily related to tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with the construction of new facilities in Asia and Europe.

Capital expenditures were $83.6 million for fiscal 2007.  The primary spending occurred in the Original Equipment – North America segment which totaled $25.5 million, the Original Equipment – Europe segment which totaled $22.3 million, the Original Equipment – Asia segment which totaled $2.8 million and Corporate which accounted for $15.1 million in capital spending.  These capital expenditures during the period primarily related to tooling and equipment purchases in conjunction with global program launches of new truck programs in North America which incorporated the new emission restrictions subsequent to the January 1, 2007 change.

Acquisitions and Investments in Affiliates

Modine spent $11.1 million, net of cash acquired, on the acquisition of Modine Brazil in May of fiscal 2007.  Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion of this acquisition.

Divestitures

Modine received cash of $10.6 million and subordinated promissory notes totaling $2.5 million for the sale of the assets of our Electronics Cooling business during fiscal 2009.  Refer to Note 14 of the Notes to Consolidated Financial Statements for further discussion of this divestiture.

Proceeds from the Disposition of Assets

In fiscal 2009, the Company received proceeds from the disposition of assets of $7.1 million, including approximately $3.7 million from the sale of a corporate aircraft and $3.4 million from the sale of other assets.

In fiscal 2008, the Company received proceeds from the disposition of assets of $10.0 million, including approximately $5.0 million from the sale of a corporate aircraft, $3.2 million from the sale of the Richland, South Carolina facility which closed in fiscal 2007, and $1.8 million from the sale of other equipment.

In fiscal 2007, the Company received proceeds from the disposition of assets of $0.9 million.  These dispositions were spread across operating segments and consisted primarily of insignificant dispositions of machinery and equipment.

Changes in Debt: Short- and Long-Term

In fiscal 2009, overall debt increased $24.7 million primarily from new borrowings in North America.  Domestically, debt grew by $18.0 million with borrowings on the revolving credit facility used primarily to fund capital expenditures.  International debt increased $6.7 million during fiscal 2009 through short-term borrowings at the foreign subsidiaries.

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

Common Stock and Treasury Stock

The Company repurchased approximately 54,000 common shares for treasury at a cost of $0.6 million in fiscal 2009.  During fiscal 2008, the Company repurchased and retired 250,000 shares of the Company’s common stock for $6.9 million under the anti-dilution portion of one of the common share repurchase programs.  In addition, the Company repurchased approximately 42,000 common shares for treasury at a cost of $0.8 million in fiscal 2008.  A second share repurchase program expired on July 26, 2007.  No share repurchases were made under this program in fiscal 2008.  In fiscal 2007, the Company continued with two common stock share repurchase programs that were approved by the Board of Directors.  Under these programs, the Company repurchased and retired 502,600 shares of the Company’s common stock for $13.3 million for the year ended March 31, 2007.  The programs were undertaken to offset dilution created by shares issued for stock option and award plans, as well as to repurchase shares when the Company determined market conditions were favorable.  In addition to these repurchases, the Company also repurchased 49,000 common shares for treasury at a cost of $1.3 million in fiscal 2007.  The repurchase of 49,000 shares was mainly to satisfy tax withholdings requirements for restricted stock awards that vested and stock option exercises.  Common stock and treasury stock activity is further detailed in Note 23 of the Notes to Consolidated Financial Statements.  On February 17, 2009 the Company amended its debt agreements with its primary lenders and note holders which prohibit the acquisition by the Company of shares of its common stock.

Dividends Paid

Dividends paid on our common stock were $9.7 million for fiscal 2009 and $22.6 million for each of fiscal 2008 and 2007.  The effective dividend rates paid were 30 cents per share for fiscal 2009 and 70 cents per share for each of fiscal 2008 and 2007.  The Board of Directors authorized a reduction in the Company’s quarterly cash dividend on its common stock to a rate of 10 cents per share beginning in fiscal 2009.  The primary purpose in reducing the dividend is to provide additional financial flexibility and support reinvestment for growth during the Company’s restructuring period.  On February 17, 2009, the Company announced that it has suspended its quarterly cash dividend on its common stock indefinitely as required by the Amended and Restated Credit Agreement.

Settlement of Derivative Contracts

The Company entered into future contracts related to forecasted purchases of aluminum and natural gas which are treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During fiscal 2009 and 2008, $4.5 million and $2.0 million of expense, respectively, was recorded in cost of sales related to the settlement of certain futures contracts.  At March 31, 2009, $10.1 million of unrealized losses remain deferred in other comprehensive income, and will be realized as a component of cost of sales over the next nine months.  The Company also entered into future contracts related to forecasted purchases of copper and nickel which are not designated as cash flow hedges.  Therefore, gains and losses on these contracts are recorded directly in the consolidated statement of operations.  During fiscal 2009 and 2008, $4.4 million of expense and $0.2 million of income, respectively, was recorded in cost of sales related to these future contracts.  The Company also entered into zero cost collars to offset the foreign exchange exposure on inter-company loans.  These contracts were not designated as hedges, accordingly transaction gains and losses on the derivatives are recorded in other income – net in the consolidated statement of operations.  During fiscal 2009, $1.4 million of income was recorded to other income – net in the consolidated statement of operations related to these zero cost collars.

In fiscal 2007, the Company entered into two forward starting swaps in anticipation of a $75.0 million private placement debt offering that occurred on December 7, 2006.  These swaps were settled during fiscal 2007 with a loss of $1.8 million being recorded.  This loss was reflected as a component of accumulated other comprehensive (loss) income and is being amortized to interest expense over the respective lives of the debt offerings.  During fiscal 2009 and 2008, $0.3 million of this loss, was recognized as interest expense.  At March 31, 2009, $1.5 million of the loss is deferred in accumulated other comprehensive (loss) income, net of taxes.  In fiscal 2007, the Company also entered into future contracts related to forecasted purchases of aluminum and natural gas which were treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During fiscal 2007, $0.4 million of income was recorded as a component of earnings related to the settlement of certain futures contracts.

Research and Development

We focus our research and development (“R&D”) efforts on solutions that meet the most current and pressing heat transfer needs of original equipment manufacturers and other customers within the commercial vehicle, construction, agricultural and commercial HVAC industries and, more selectively, within the automotive industry.  Our products and systems typically are aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  The typical demands are for products and systems that are lighter weight, more compact, more efficient and more durable in nature to meet ever increasing customer standards as customers work to ensure compliance with increasingly stringent global emissions requirements.   Our Company’s heritage provides a depth and breadth of expertise in thermal management which, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical centers and wind tunnels, enables us to rapidly bring customized solutions to customers at the best value.

Our investment in R&D in fiscal 2009 was $80.6 million, or 5.7 percent of sales, compared to $93.1 million, or 5.8 percent of sales, in fiscal 2008.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market, balanced with a near-term focus on preserving cash and liquidity through more selective capital investment in order to weather the current global recession.  Consistent with the streamlining in late fiscal 2009 of the Company’s product portfolio, our current research is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products and commercial products.

Recent R&D projects have included Waste Heat Recovery Systems developed for a major U.S.-based engine manufacturer in conjunction with the U.S. Department of Energy to help engine and truck manufacturers meet ever increasing demands for emissions reduction, while simultaneously improving powertrain efficiency and, thus, fuel economy; next generation aluminum radiators for the commercial vehicle, agricultural and constructions markets; and EGR technology, which enables our customers to efficiently meet tighter regulatory emissions standards.

Through our proactive R&D, we are developing new technologies designed to keep our customers within federal and international guidelines and regulations well into the future.  In late fiscal 2009, we also formed an Advance Solutions Research team which is focused on identifying external research projects which complement strategic internal research initiatives and can be supported by either government or customer funding in order to further leverage the Company’s significant thermal technology expertise and capability.

Modine has been granted more than 2,400 worldwide patents over the life of the Company.  Modine is focused on the long-term commercialization of our intellectual property and research, and believes that these investments will result in new and next generation products and technologies.

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

Contractual commodity price increases may also be included in revenue.  Price increases agreed upon in advance are recognized as revenue when the products are shipped to our customers.  In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customers, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected.  These provisions are established based on historical experience, current business trends and current economic conditions.  There was no provision for estimated commodity price increases at March 31, 2009 and 2008.

Impairment of Long-Lived and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment, intangible assets with finite lives and equity investments, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary”, the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  This value can be based on appraised value, estimated salvage value, sales price under negotiation or estimated cancellation charges, as applicable.  The Company recorded long-lived asset impairment charges of $34.7 million and $11.6 million during fiscal 2009 and 2008, respectively.

The most significant long-lived assets that have been subject to impairment evaluations during fiscal 2009 and 2008 are the Company’s net property, plant and equipment, which totaled $426.6 million at March 31, 2009.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

The majority of the long-lived asset impairment charges during fiscal 2009 and 2008 have been recorded within the Company’s Original Equipment – Europe and Original Equipment – North America segments.  These segments have experienced the most significant adverse impact of sales volume declines and changing mix of programs within the manufacturing facilities.  In addition, these segments had program phase-outs and cancellations, many of which were in the automotive markets.   Further unanticipated adverse changes in these segments could result in the need to perform additional impairment evaluations in the future.

The Company’s four point recovery plan is designed to attain a more competitive cost base and improve the Company’s longer term competitiveness, and this plan reduces the risk of potential long-lived asset impairment charges in the future.  The manufacturing realignment strategy of this plan is designed to improve the utilization of the Company’s facilities, with fewer facilities, but operating at higher capacities.  The portfolio rationalization strategy of this plan is designed to identify products where the Company can earn a sufficient return on its investment, and divest or exit products which do not meet required financial metrics.  Recent portfolio rationalization actions include a phase out of automotive powertrain cooling within North America and module/automotive powertrain cooling within Europe.  These strategies create better facility utilization and greater profitability in product mix, which are designed to allow the manufacturing facilities to withstand more significant adverse changes before an impairment charge is necessary.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Impairment tests are conducted at least annually unless business events or other conditions exist which would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  The annual review of goodwill and other intangible assets with indefinite lives for impairment is conducted in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.  During fiscal 2009 it was determined that the Original Equipment – Europe segment goodwill was fully impaired, necessitating a charge of $9.0 million.  During fiscal 2008 it was determined that the Original Equipment – North America segment goodwill was fully impaired, necessitating a charge of $23.8 million.

At March 31, 2009 the Company had goodwill of $25.6 million recorded which was primarily comprised of $10.6 million within the South America segment and $14.4 million within the Commercial Products segment.  The South America and Commercial Products segments reported operating income of $11.9 million and $14.5 million, respectively, for fiscal 2009 which were both improvements over their prior year results.  Despite the current global economic conditions, these segments have reported and continue to forecast strong financial results.  The future discounted cash flows of these segments continue to substantially exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at March 31, 2009.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

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

Tooling Costs

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling.  These costs are amortized over the program life or three years, whichever is shorter, and recorded in cost of sales in the consolidated statements of operations.  For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company.  The reimbursement period may vary by program and customer.  No significant arrangements existed during the years ended March 31, 2009 and 2008 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Pensions and Postretirement Benefits Plans

The calculation of the expense and liabilities of Modine's pension and postretirement plans is dependent upon various assumptions.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and future trends in health care costs.  The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation. In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences may impact future pension or postretirement benefit expenses and liabilities. The Company replaced the existing defined benefit pension plan with a defined contribution plan for salaried-paid employees hired on or after January 1, 2004.  The Modine Salaried Employee Pension Plan was modified so that no service performed after March 31, 2006 would be counted when calculating an employee’s years of credited service under the pension plan formula.  During fiscal 2008, the plan was modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual portion under the pension plan formula.  We believe the defined contribution plan will, in general, allow the Company a greater degree of flexibility in managing retirement benefit costs on a long-term basis.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since the domestic plans comprise 100 percent of the Company’s total benefit plan assets and the large majority of the Company’s pension plan expense.

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses covered by the plan assets.  The long-term rate of return utilized in fiscal 2009 and fiscal 2008 was 7.90 and 8.25 percent, respectively.  For fiscal 2010, the Company has assumed a rate of 7.90 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2010 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2009, the Company will use a discount rate of 7.73 percent, reflecting an increase from 6.62 percent in fiscal 2008.   The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 4 of the Notes to Consolidated Financial Statements for additional information.  Changing Modine’s discount rate by 25 basis points would impact the fiscal 2010 domestic pension expense by approximately $0.6 million.

A key determinant in the amount of the postretirement benefit obligation and expense is the health care cost trend rate.  The health care trend rate for fiscal year 2009 was 8.25 percent, and the Company expects this to be 7.50 percent for fiscal 2010.  This rate is projected to decline gradually to 5 percent in fiscal year 2014 and remain at that level thereafter.  An annual "cap" that was established for most retiree health care and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability.  Beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date.  Furthermore, effective January 1, 2009, the plan was modified to eliminate coverage for retired participants that are Medicare eligible.  A one percent increase in the health care trend rate would result in an increase in postretirement expense of approximately $11,000 and an increase in postretirement benefit obligations of approximately $137,000.  A 25 basis point decrease in the postretirement discount rate would result in an increase in benefit expense of approximately $2,500.

Other Loss Reserves

The Company has a number of other loss exposures, such as environmental and product liability claims, litigation, self-insurance reserves, recoverability of deferred income tax benefits, and accounts receivable loss reserves. Establishing loss reserves for these matters requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability. The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 27 of the Notes to Consolidated Financial Statements for additional details of certain contingencies and litigation.

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

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part II. in this report.  Other risks and uncertainties include, but are not limited to, the following:

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments given the continued decline and disruption in the credit markets due to the world-wide credit crisis;

•	The impact the current global economic uncertainty and credit market turmoil is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from the manner in which Modine’s customers and lenders deal with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending and/or consummate planned divestitures;

•	Modine’s ability to recover the book value of the South Korean business, when divested;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring plans while investing for future growth;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point recovery plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Modine’s impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin, including its ability to produce products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and price reductions from its customers;

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has equity investments in companies located in France, Japan, and China.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  Recent substantial strengthening of the U.S. dollar to other foreign currencies, especially the euro and real, has led to a devaluing of the Company’s foreign results.  This devaluation is evident in the Company’s unfavorable currency translation adjustments of $91.4 million recorded in fiscal 2009.  In fiscal 2008, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $54.5 million.  As of March 31, 2009 and 2008, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $71.8 million and $150.7 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $7.2 million.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of March 31, 2009 there were no third-party foreign-denominated, long-term debt obligations.

At March 31, 2009, the Company had an inter-company loan totaling $14.9 million to its wholly owned subsidiary, Modine Brazil that matures on May 8, 2011.  On June 21, 2007, the Company entered into a zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the principal amount of the loans.  This collar was settled on March 31, 2008 for a loss of 3.9 million reais ($2.3 million U.S. equivalent).  On March 31, 2008, the Company entered into a purchased option contract that expired on April 1, 2009 to hedge the foreign exchange exposure on $15.0 million of the inter-company loan.  The derivative instruments are not treated as hedges, and accordingly, transaction gains or losses on the derivatives are being recorded in other income – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1.8 million.  Modine Brazil paid $5.1 million on this inter-company loan in February 2009.

The Company also has other inter-company loans outstanding at March 31, 2009 as follows:

•	$9.6 million loan to its wholly-owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013; and

•	$12.0 million between two loans to its wholly-owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments which hedges this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.  A 100 basis point increase in LIBOR would increase interest expense by $0.9 million based on the March 31, 2009 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivates to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.  During the years ended March 31, 2009 and 2008, $0.3 million of expense was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  At March 31, 2009, $1.5 million of net unrealized losses remain deferred in accumulated other comprehensive (loss) income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $124.4 million at March 31, 2009.

As of March 31, 2009, long-term debt matures as follows:

Years ending March 31
	Expected Maturity Date
(dollars in thousands)	F2010	F2011	F2012	F2013	F2014	Thereafter	Total

Fixed rate (U.S. dollars)	-	-	$9,375	$18,750	$23,438	$98,437	$150,000
Average interest rate	-	-	-	-	-	10.38%
Variable rate (U.S. dollars)	-	-	$87,000	-	-	-	$87,000
Average interest rate	-	-	5.29%	-	-	-

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 43 percent of the trade receivables balance at March 31, 2009 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at March 31, 2009;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide good diversification, investment teams and portfolio managers are adhering to the Company’s investment policies and directives, and exposure to high risk securities and other similar assets is limited.  The Company believes it has good investment policies and controls and proactive investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans have decreased based upon declining market valuations and volatility; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings, and no concerns have been identified through this review.

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

With respect to international instability, the Company continues to monitor economic conditions in the U.S. and elsewhere.  During fiscal 2009 there was substantial strengthening of the U.S. dollar.  The euro and Brazilian real weakened against the dollar by 16 percent and 24 percent, respectively.  The Chinese renminbi strengthened almost 3 percent against the U.S. dollar in fiscal 2009 and just over 10 percent in fiscal 2008.  As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments.  Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation and CO2.  Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets emerge.

Future recovery from the global recession or continued economic growth in China are expected to put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock serving a more robust market.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers.

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

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offsets this risk with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  However, the risks associated with any market downturn, including the current global economic downturn, is still present.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum hedging strategy from time to time by entering into fixed price contracts to help offset changing commodity prices. The Company utilizes collars from time to time for certain forecasted copper purchases, and also enters into forward contracts for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

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

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the years ended March 31, 2009 and 2008, $4.5 million and $2.0 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At March 31, 2009, $10.1 million of unrealized losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next nine months.

The Company also enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  At March 31, 2009 and 2008, $4.4 million of expense and $0.2 million of income, respectively, was recorded in cost of sales related to these futures contracts.

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

As of March 31, 2009, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

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

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At March 31, 2009, all counterparties had a sufficient long-term credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007
Net sales	$1,408,714	$1,601,672	$1,525,492
Cost of sales	1,221,680	1,358,872	1,259,605
Gross profit	187,034	242,800	265,887
Selling, general and administrative expenses	199,613	217,835	213,754
Restructuring charges	30,404	3,565	3,618
Impairment of goodwill and long-lived assets	43,735	35,343	-
(Loss) income from operations	(86,718)	(13,943)	48,515
Interest expense	13,775	11,070	8,232
Other expense (income) – net	2,460	(8,394)	(6,279)
(Loss) earnings from continuing operations before income taxes	(102,953)	(16,619)	46,562
Provision for income taxes	644	37,808	7,334
(Loss) earnings from continuing operations	(103,597)	(54,427)	39,228
(Loss) earnings from discontinued operations (net of income taxes)	(7,481)	(14,206)	3,393
Gain on sale of discontinued operations (net of income taxes)	2,466	-	-
Cumulative effect of accounting change (net of income taxes)	-	-	70
Net (loss) earnings	$(108,612)	$(68,633)	$42,691

(Loss) earnings per share of common stock – basic:
Continuing operations	$(3.23)	$(1.70)	$1.22
(Loss) earnings from discontinued operations	(0.23)	(0.44)	0.11
Gain on sale of discontinued operations	0.08	-	-
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – basic	$(3.38)	$(2.14)	$1.33

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(3.23)	$(1.70)	$1.21
(Loss) earnings from discontinued operations	(0.23)	(0.44)	0.11
Gain on sale of discontinued operations	0.08	-	-
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – diluted	$(3.38)	$(2.14)	$1.32

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008
(In thousands, except per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,536	$38,595
Short-term investments	1,189	2,909
Trade receivables, less allowance for doubtful accounts of $2,831 and $2,218	122,266	248,007
Inventories	88,077	112,852
Assets held for sale	29,173	70,165
Deferred income taxes and other current assets	41,610	60,763
Total current assets	325,851	533,291
Noncurrent assets:
Property, plant and equipment – net	426,565	481,084
Investment in affiliates	11,268	23,693
Goodwill	25,639	44,832
Intangible assets – net	7,041	10,485
Assets held for sale	34,328	66,418
Other noncurrent assets	21,440	8,480
Total noncurrent assets	526,281	634,992
Total assets	$852,132	$1,168,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$5,036	$10
Long-term debt – current portion	196	14
Accounts payable	94,506	155,533
Accrued compensation and employee benefits	67,328	64,656
Income taxes	4,838	14,492
Liabilities of business held for sale	28,018	53,295
Accrued expenses and other current liabilities	51,111	50,914
Total current liabilities	251,033	338,914
Noncurrent liabilities:
Long-term debt	243,982	224,525
Deferred income taxes	9,979	23,634
Pensions	67,367	33,962
Postretirement benefits	9,558	26,669
Liabilities of business held for sale	12,181	16,229
Other noncurrent liabilities	14,195	21,232
Total noncurrent liabilities	357,262	346,251
Total liabilities	608,295	685,165
Commitments and contingencies (See Note 27)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,790 and 32,788 shares	20,494	20,492
Additional paid-in capital	72,800	69,346
Retained earnings	227,687	345,966
Accumulated other comprehensive (loss) income	(62,894)	61,058
Treasury stock at cost: 549 and 495 shares	(13,897)	(13,303)
Deferred compensation trust	(353)	(441)
Total shareholders' equity	243,837	483,118
Total liabilities and shareholders' equity	$852,132	$1,168,283

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(108,612)	$(68,633)	$42,691
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	73,334	81,786	71,428
Gain on sale of Electronics Cooling business	(2,466)	-	-
Pensions and postretirement expense	(3,094)	4,372	6,233
(Gain) loss from disposition of property, plant and equipment	(3,904)	(3,297)	2,033
Loss from impairment of goodwill and long-lived assets	49,766	47,420	-
Deferred income taxes	(13,977)	21,541	(9,028)
Provision for doubtful accounts	1,713	940	250
Undistributed earnings of affiliates, net of dividends received	(249)	(1,831)	(2,707)
Stock-based compensation expense	3,458	8,129	6,644
Other – net	11,633	(4,880)	(4,006)
Changes in operating assets and liabilities, excluding acquisitions and dispositions:
Trade receivables	117,480	(21,676)	27,888
Inventories	11,771	(5,482)	(3,082)
Other current assets	9,206	(1,895)	(7,391)
Accounts payable	(52,271)	1,205	(5,979)
Accrued compensation and employee benefits	6,550	2,464	980
Income taxes	(5,269)	7,760	(19,190)
Accrued expenses and other current liabilities	(1,001)	20,334	(1,834)
Other noncurrent assets and liabilities	(552)	(6,584)	(5,149)
Net cash provided by operating activities	93,516	81,673	99,781

Cash flows from investing activities:
Expenditures for property, plant and equipment	(103,261)	(89,440)	(83,546)
Change in restricted cash	(10,828)	-	-
Acquisitions, net cash received	-	-	(11,096)
Proceeds from purchase price settlement	-	-	2,900
Proceeds from dispositions of assets	17,303	10,020	931
Settlement of derivative contracts	(233)	(1,974)	(1,412)
Other – net	3,394	85	181
Net cash used for investing activities	(93,625)	(81,309)	(92,042)

Cash flows from financing activities:
Short-term debt, net	5,845	(1,205)	5,015
Borrowings of long-term debt	70,611	145,197	209,629
Repayments of long-term debt	(50,293)	(96,852)	(187,400)
Financing fees paid	(3,876)	(331)	(330)
Book overdrafts	(393)	(8,687)	(2,069)
Proceeds from exercise of stock options	18	701	2,914
Repurchase of common stock, treasury and retirement	(594)	(7,710)	(14,519)
Cash dividends paid	(9,679)	(22,633)	(22,642)
Excess tax benefits from stock-based compensation	-	(124)	382
Other – net	-	11	5
Net cash provided by (used for) financing activities	11,639	8,367	(9,015)

Effect of exchange rate changes on cash	(6,589)	3,657	1,020
Net increase (decrease) in cash and cash equivalents	4,941	12,388	(256)
Cash and cash equivalents at beginning of year	38,595	26,207	26,463
Cash and cash equivalents at end of year	$43,536	$38,595	$26,207

Cash paid during the year for:
Interest, net of amounts capitalized	$14,690	$13,782	$8,648
Income taxes	$23,112	$12,383	$22,845

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	Preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Deferred compensation trust	Total
Balance, March 31, 2006	$-	$20,756	$52,459	$433,405	$10,017	$(11,212)	$-	$505,425
Cumulative effect of change in accounting principle for removal of one-month lag	-	-	-	6,154	(2,075)	-	-	4,079
Adjusted beginning balance, April 1, 2007	-	20,756	52,459	439,559	7,942	(11,212)	-	509,504
Comprehensive income (loss):
Net earnings	-	-	-	42,691	-	-	-	42,691
Foreign-currency translation	-	-	-	-	30,602	-	-	30,602
Cash flow hedges (net of taxes of $272)	-	-	-	-	(525)	-	-	(525)
Minimum pension liability (net of taxes of $1,383)	-	-	-	-	2,275	-	-	2,275
Total comprehensive income								75,043

Adjustment for SAB No. 108	-	-	-	(1,775)	-	-	-	(1,775)
Adjustment to adopt SFAS No. 158	-	-	-	-	(51,441)	-	-	(51,441)
Cash dividends, $0.70 per share	-	-	-	(22,642)	-	-	-	(22,642)
Stock repurchase program	-	(314)	(947)	(12,002)	-	-	-	(13,263)
Purchase of treasury stock	-	-	-	-	-	(1,256)	-	(1,256)
Stock options and awards including related tax benefits	-	103	6,173	-	-	-	-	6,276
Amortization of deferred compensation under restricted stock plans	-	-	3,555	-	-	-	-	3,555
Investment in deferred compensation trust	-	-	-	-	-	-	(589)	(589)
Balance, March 31, 2007	-	20,545	61,240	445,831	(11,147)	(12,468)	(589)	503,412
Comprehensive income (loss):
Net loss	-	-	-	(68,633)	-	-	-	(68,633)
Foreign-currency translation	-	-	-	-	54,474	-	-	54,474
Net investment hedge adjustment	-	-	-	-	5,626	-	-	5,626
Cash flow hedges (net of taxes of $565)	-	-	-	-	1,194	-	-	1,194
Changes in benefit plans:
Net actuarial gains (net of taxes of $9,190)	-	-	-	-	11,474	-	-	11,474
Net prior service costs (net of taxes of $886)	-	-	-	-	(1,379)	-	-	(1,379)
Transition obligations (net of taxes of $8)	-	-	-	-	(12)	-	-	(12)
Total comprehensive income								2,744
Effects of changing the benefit plan measurement dates pursuant to SFAS No. 158	-	-	-	(839)	828	-	-	(11)
Adoption of FIN 48 effective April 1, 2007	-	-	-	(1,579)	-	-	-	(1,579)
Cash dividends, $0.70 per share	-	-	-	(22,633)	-	-	-	(22,633)
Stock repurchase program	-	(156)	(538)	(6,181)	-	-	-	(6,875)
Purchase of treasury stock	-	-	-	-	-	(835)	-	(835)
Stock options and awards including related tax benefits	-	103	3,966	-	-	-	-	4,069
Amortization of deferred compensation under restricted stock plans	-	-	4,678	-	-	-	-	4,678
Investment in deferred compensation trust	-	-	-	-	-	-	148	148
Balance, March 31, 2008	-	20,492	69,346	345,966	61,058	(13,303)	(441)	483,118
Comprehensive income (loss):
Net loss	-	-	-	(108,612)	-	-	-	(108,612)
Foreign-currency translation	-	-	-	-	(91,368)	-	-	(91,368)
Cash flow hedges (net of taxes of $0)	-	-	-	-	(11,137)	-	-	(11,137)
Changes in benefit plans:
Net actuarial loss (net of taxes of $66)	-	-	-	-	(34,608)	-	-	(34,608)
Net prior service costs (net of taxes of $0)	-	-	-	-	13,161	-	-	13,161
Total comprehensive loss								(232,564)
Cash dividends, $0.30 per share	-	-	-	(9,679)	-	-	-	(9,679)
Purchase of treasury stock	-	-	-	-	-	(594)	-	(594)
Stock options and awards including related tax benefits	-	12	776	-	-	-	-	788
Forfeiture of stock awards	-	(10)	(62)	12	-	-	-	(60)
Amortization of deferred compensation under restricted stock plans	-	-	2,740	-	-	-	-	2,740
Investment in deferred compensation trust	-	-	-	-	-	-	88	88
Balance, March 31, 2009	$-	$20,494	$72,800	$227,687	$(62,894)	$(13,897)	$(353)	$243,837

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

Significant charges contributing to loss from continuing operations:  For the year ended March 31, 2009, the Company reported a loss from continuing operations of $103,597 which represents a significant increase in the loss from the loss from continuing operations of $54,427 and the earnings from continuing operations of $39,228 reported for the years ended March 31, 2008 and 2007, respectively.  During fiscal 2009, the Company recorded asset impairment charges of $43,735, restructuring charges of $30,404 and repositioning charges of $9,088 which were significant factors contributing to the loss from continuing operations for the year ended March 31, 2009.

A significant portion of the asset impairment and restructuring charges related to the Company’s Original Equipment – Europe segment, which has reported a significant decline in its current fiscal year results as compared to the prior year.  Original Equipment – Europe’s net sales decreased $160,297, or 21.2 percent from the year ended March 31, 2008 to the year ended March 31, 2009.  In addition, Original Equipment – Europe reported a loss from operations of $20,822 for the year ended March 31, 2009 as compared to income from operations of $84,531 for the year ended March 31, 2008.  The decline in net sales was primarily driven by the weakening global economy.  The instability in the global financial and economic markets have created a significant downturn the Company’s vehicular markets, particularly within Europe.  This significant decline in sales volumes has contributed to a declining gross profit and an underabsorption of fixed overhead costs as excess capacity existed in many of the Original Equipment – Europe facilities during fiscal 2009.  There has also been a shift in product mix toward lower margin business in the Original Equipment – Europe segment.

As a result of the decrease in the fiscal 2009 net sales and profitability in the Original Equipment – Europe segment, the Company reduced its outlook for this business during the third quarter of fiscal 2009.  As a result of these factors, the Company recognized a goodwill impairment charge of $9,005 during fiscal 2009.  This represented an impairment of the full amount of goodwill recorded within the Original Equipment – Europe segment.  In addition, the Company performed an impairment review of the Original Equipment – Europe long-lived assets during fiscal 2009, which resulted in an impairment charge of $10,562 related to certain manufacturing facilities with projected cash flows unable to support their asset bases.  The Company also recognized an impairment charge of $7,596 within the Original Equipment – Europe segment on an equity investment due to a decline in its value which is other than temporary.

Also during fiscal 2009, the Original Equipment – North America segment continued to underperform which resulted in a long-lived asset impairment charge of $15,829 for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program and a program which was not able to support its asset base.

Restructuring and repositioning charges totaling $39,492 were recorded during fiscal 2009 primarily related to a workforce reduction affecting 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters, a workforce reduction throughout the Company’s manufacturing facilities and the European headquarters in Bonlanden, Germany and the planned closure of three U.S. manufacturing plants and the Tübingen, Germany facility.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In response to these conditions facing the Company and recent business performance, the Company continues to execute on the strategies of its four-point recovery plan, which include manufacturing realignment, portfolio rationalization, selling, general and administrative expenses (SG&A) reduction and capital allocation discipline.  The Company also has intensified its focus on maximizing cash flow.  The Company has initiated the following actions through the four-point recovery plan designed to attain a more competitive cost base, improve the Company’s longer term competitiveness and more effectively capitalize on growth opportunities in its thermal management markets:

•	The planned closure of three manufacturing facilities in North America and one in Europe;
•	Reduction in SG&A through the realignment of the regional and corporate headquarters’ organization structuring, including a global reduction in workforce;
•	A targeted reduction of direct costs has been identified in the Company’s manufacturing facilities;
•	A 20 percent reduction of indirect costs in the Company’s manufacturing facilities in North America and Europe;
•
Tightened controls on capital spending which allocates capital spending to the segments and programs that will provide the highest return on the Company’s investment.  Capital spending will be limited to $65,000 in fiscal 2010, which is significantly below the Company’s recent historical rates;

•	A more rigid working capital focus through the active, customer- and supplier-supported management of working capital; and
•	The intended divestiture of the Company’s South Korean-based vehicular heating, ventilating and air conditioning (HVAC) business.

Liquidity:  The Company’s debt agreements require it to maintain specified financial ratios and place certain limitations on dividend payments and the acquisition of Modine common stock.  Through the third quarter of fiscal 2009, the most restrictive limitations were quarter-end debt to earnings before interest, taxes, depreciation and amortization (EBITDA) (leverage ratio) and earnings before interest and taxes (EBIT) to interest expense ratio (interest expense coverage ratio), as such terms were used in the debt agreements.  At December 31, 2008, the Company was not in compliance with the interest expense coverage and leverage ratio covenants, which constituted defaults under the debt agreements.

On February 17, 2009, the Company entered into a First Amendment to Credit Agreement and Waiver with its primary lenders and a Waiver and Second Amendment to its Note Purchase Agreements with the Senior Note holders.  These agreements waived the defaults which existed at December 31, 2008 and amended various provisions from the previous debt agreements.  Under the amended agreements, the Company granted a security interest in certain assets, accepted other restrictive covenants, and agreed to pay higher interest costs.  The existing quarterly interest expense coverage and leverage ratios were temporarily replaced with minimum adjusted EBITDA levels.  Adjusted EBITDA is defined as the Company’s (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $14,000 of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.

The following presents the minimum adjusted EBITDA level requirements which the Company is required to comply with beginning in the fourth quarter of fiscal 2009:

For the quarter ended March 31, 2009	$(25,000)
For the two consecutive quarters ended June 30, 2009	(22,000)
For the three consecutive quarters ended September 30, 2009	(14,000)
For the four consecutive quarters ended December 31, 2009	1,750
For the four consecutive quarters ended March 31, 2010	35,000

The Company’s financial results exceeded the minimum adjusted EBITDA requirement by approximately $27,000 for the quarter ended March 31, 2009.

In addition to the minimum adjusted EBITDA covenant, the Company is not permitted to incur capital expenditures greater than $30,000 for the fourth quarter of fiscal 2009, greater than $65,000 for fiscal year 2010, and greater than $70,000 for all fiscal years thereafter.  The Company was in compliance with the capital expenditure limitation in the fourth quarter of fiscal 2009, and expects to remain in compliance with this covenant in fiscal 2010 and beyond.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The interest expense coverage and leverage ratio covenants will become effective during the fourth quarter of fiscal 2010 based on the following ratios:

	Interest Expense Coverage	Leverage Ratio
	Ratio Covenant (Not	Covenant (Not Permitted
	Permitted to Be Less Than):	to Be Greater Than):
Fiscal quarter ending March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

The Company expects to remain in compliance with the minimum adjusted EBITDA levels through the third quarter of fiscal 2010 as the approximate $27,000 excess adjusted EBITDA reported in the fourth quarter of fiscal 2009 will positively impact the next three quarters based on the cumulative nature of this covenant.  The Company is closely monitoring its expected ability to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the sensitivity of these covenants to changes in the Company’s future financial results.  The economic downturn has made it difficult to project future financial results based on uncertainty around the extent and timing of the global recession.  In contemplation of this uncertainty, the Company is closely monitoring its actual monthly results and projected results for fiscal 2010 and has identified potential action items under the four-point recovery plan which it will implement, if needed, to remain in compliance with the financial covenants.  The Company expects to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the projected financial results for fiscal 2010 and the additional action items available to the Company.  If the Company is unable to meet these covenants, its ability to access available lines of credit could be limited, its liquidity could be adversely affected and its debt obligations could be accelerated.  These circumstances could have a material adverse effect on the Company’s future results of operations, financial position and liquidity.

The Company believes that its internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

Note 2:  Significant accounting policies

Consolidation principles:  The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries.  Material inter-company transactions and balances are eliminated in consolidation.  Prior to April 1, 2008, the operations of most subsidiaries outside the United States were included for periods ending one month prior to Modine’s year end in order to ensure timely preparation of the consolidated financial statements.

Starting April 1, 2008, the reporting year-end of these foreign operations was changed from February 28 to March 31.  This one-month reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to improvements in the Company’s information technology systems.  In accordance with Emerging Issues Task Force (EITF) Issue No. 06-9, “Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee,” the elimination of this previously existing reporting lag is considered a change in accounting principle in accordance with Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – A Replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.”  Changes in accounting principles are to be reported through retrospective application of the new principle to all prior financial statement periods presented.  Accordingly, the financial statements for periods prior to fiscal 2009 have been changed to reflect the period-specific effects of applying this accounting principle.  This change resulted in an increase in retained earnings at March 31, 2008 of $3,476 which includes a cumulative effect of an accounting change of $6,154, net of income tax effect.  The impact of this change in accounting principle to eliminate the one-month reporting lag for foreign subsidiaries is summarized below for the Company’s results of operations and cash flows for the years ended March 31, 2008 and 2007, and the consolidated balance sheet as of March 31, 2008:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year ended March 31, 2008			Year ended March 31, 2007

	As Reported Adjusted for Discontinued Operations	Adjustments	After Change in Accounting Principle	As Reported After Discontinued Operations	Adjustments	After Change in Accounting Principle
Net sales	$1,588,175	$13,497	$1,601,672	$1,506,351	$19,141	$1,525,492
Cost of sales	1,342,988	15,884	1,358,872	1,242,733	16,872	1,259,605
Gross profit	245,187	(2,387)	242,800	263,618	2,269	265,887
Selling, general and administrative expenses	215,802	2,033	217,835	213,301	453	213,754
Restructuring income	3,565	-	3,565	3,618	-	3,618
Impairment of goodwill and long-lived assets	35,343	-	35,343	-	-	-
(Loss) income from operations	(9,523)	(4,420)	(13,943)	46,699	1,816	48,515
Interest expense	11,008	62	11,070	8,023	209	8,232
Other income – net	(8,041)	(353)	(8,394)	(6,130)	(149)	(6,279)
(Loss) earnings from continuing operations before income taxes	(12,490)	(4,129)	(16,619)	44,806	1,756	46,562
Provision for income taxes	39,711	(1,903)	37,808	6,322	1,012	7,334
(Loss) earnings from continuing operations	(52,201)	(2,226)	(54,427)	38,484	744	39,228
(Loss) earnings from discontinued operations (net of income taxes)	(13,395)	(811)	(14,206)	3,778	(385)	3,393
Cumulative effect of accounting change (net of income taxes)	-	-	-	70	-	70
Net (loss) earnings	$(65,596)	$(3,037)	$(68,633)	$42,332	$359	$42,691

(Loss) earnings per share of common stock – basic:
Continuing operations	$(1.63)	$(0.07)	$(1.70)	$1.20	$0.02	$1.22
(Loss) earnings from discontinued operations	(0.42)	(0.02)	(0.44)	0.12	(0.01)	0.11
Cumulative effect of accounting change	-	-	-	-	-	-
Net (loss) earnings – basic	$(2.05)	$(0.09)	$(2.14)	$1.32	$0.01	$1.33

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(1.63)	$(0.07)	$(1.70)	$1.19	$0.02	$1.21
(Loss) earnings from discontinued operations	(0.42)	(0.02)	(0.44)	0.12	(0.01)	0.11
Cumulative effect of accounting change	-	-	-	-	-	-
Net (loss) earnings – diluted	$(2.05)	$(0.09)	$(2.14)	$1.31	$0.01	$1.32

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

March 31, 2008
	As Reported Adjusted for Held for Sale	Adjustments	After Change in Accounting Principle
ASSETS
Current assets:
Cash and cash equivalents	$38,313	$282	$38,595
Short term investments	2,909	-	2,909
Trade receivables	243,747	4,260	248,007
Inventories	110,414	2,438	112,852
Assets held for sale	66,188	3,977	70,165
Deferred income taxes and other current assets	60,581	182	60,763
Total current assets	522,152	11,139	533,291
Noncurrent assets:
Property, plant and equipment – net	470,963	10,121	481,084
Investment in affiliates	23,150	543	23,693
Goodwill	44,935	(103)	44,832
Intangible assets – net	10,605	(120)	10,485
Assets held for sale	69,936	(3,518)	66,418
Other noncurrent assets	8,117	363	8,480
Total noncurrent assets	627,706	7,286	634,992
Total assets	$1,149,858	$18,425	$1,168,283
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$11	$(1)	$10
Long-term debt – current portion	47	(33)	14
Accounts payable	159,325	(3,792)	155,533
Accrued compensation and employee benefits	61,809	2,847	64,656
Income taxes	9,892	4,600	14,492
Liabilities of business held for sale	50,843	2,452	53,295
Accrued expenses and other current liabilities	53,473	(2,559)	50,914
Total current liabilities	335,400	3,514	338,914
Noncurrent liabilities:
Long-term debt	223,563	962	224,525
Deferred income taxes	22,843	791	23,634
Pensions	35,095	(1,133)	33,962
Postretirement benefits	26,669	-	26,669
Liabilities of business held for sale	16,959	(730)	16,229
Other noncurrent liabilities	21,421	(189)	21,232
Total noncurrent liabilities	346,550	(299)	346,251
Total liabilities	681,950	3,215	685,165
Shareholders' equity:
Preferred stock	-	-	-
Common stock	20,492	-	20,492
Additional paid-in capital	69,346	-	69,346
Retained earnings	342,490	3,476	345,966
Accumulated other comprehensive income	49,324	11,734	61,058
Treasury stock	(13,303)	-	(13,303)
Deferred compensation trust	(441)	-	(441)
Total shareholders' equity	467,908	15,210	483,118
Total liabilities and shareholders' equity	$1,149,858	$18,425	$1,168,283

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Year ended March 31, 2008			Year ended March 31, 2007
	As Reported	Adjustments	After Change in Accounting Principle	As Reported	Adjustments	After Change in Accounting Principle
Cash flows from operating activities:
Net (loss) earnings	$(65,596)	$(3,037)	$(68,633)	$42,332	$359	$42,691
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	80,951	835	81,786	71,104	324	71,428
Impairment of goodwill and long-lived assets	47,420	-	47,420	-	-	-
Deferred income taxes	21,541	-	21,541	(9,028)	-	(9,028)
Other – net	3,433	-	3,433	8,447	-	8,447
Net changes in operating assets and liabilities	(2,690)	(1,184)	(3,874)	(10,115)	(3,642)	(13,757)
Net cash provided by operating activities	85,059	(3,386)	81,673	102,740	(2,959)	99,781

Cash flows from investing activities:
Expenditures for property, plant and equipment	(87,013)	(2,427)	(89,440)	(82,752)	(794)	(83,546)
Acquisitions, net of cash acquired	-	-	-	(11,096)	-	(11,096)
Proceeds from purchase price settlement	-	-	-	2,900	-	2,900
Proceeds from dispositions of assets	10,020	-	10,020	931	-	931
Settlement of derivative contracts	(1,974)	-	(1,974)	(1,412)	-	(1,412)
Other – net	85	-	85	181	-	181
Net cash used for investing activities	(78,882)	(2,427)	(81,309)	(91,248)	(794)	(92,042)

Cash flows from financing activities:
Short-term debt	(487)	(718)	(1,205)	(6,118)	11,133	5,015
Additions to long-term debt	144,428	769	145,197	209,629	-	209,629
Reductions of long-term debt	(96,828)	(24)	(96,852)	(187,386)	(14)	(187,400)
Financing fees paid	(331)	-	(331)	(330)	-	(330)
Book overdrafts	(8,687)	-	(8,687)	(2,069)	-	(2,069)
Proceeds from exercise of stock options	701	-	701	2,914	-	2,914
Repurchase of common stock, treasury and retirement	(7,710)	-	(7,710)	(14,519)	-	(14,519)
Cash dividends paid	(22,633)	-	(22,633)	(22,642)	-	(22,642)
Other – net	(113)	-	(113)	387	-	387
Net cash provided by (used for) financing activities	8,340	27	8,367	(20,134)	11,119	(9,015)

Effect of exchange rate changes on cash	2,569	1,088	3,657	(929)	1,949	1,020
Net increase (decrease) in cash and cash equivalents	17,086	(4,698)	12,388	(9,571)	9,315	(256)

Cash and cash equivalents at beginning of year	21,227	4,980	26,207	30,798	(4,335)	26,463
Cash and cash equivalents at end of year	$38,313	$282	$38,595	$21,227	$4,980	$26,207

Investments in non-consolidated affiliated companies in which ownership is 20 percent or more are accounted for by the equity method.  The investments are stated at cost plus or minus a proportionate share of the undistributed net income (loss).  Modine’s share of the affiliates’ net income (loss) is reflected in other income – net.  See Note 12 for further discussion.

Discontinued operations and assets held for sale:  The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market the business for sale at a sale price reasonable in relation to its fair value, the business is available for immediate sale in its present condition, the sale of the business is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.  The Company classifies the South Korean and the Electronics Cooling business as held for sale and as discontinued operations.

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

Tooling costs:  Modine accounts for pre-production tooling costs as a component of property, plant and equipment – net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program.  At March 31, 2009 and 2008, the Company-owned tooling totaled $17,683 and $25,089, respectively.  In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment.  The Company accounts for unbilled customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2009 and 2008, the cost reimbursement receivable related to customer-owned tooling totaled $8,262 and $11,014, respectively.

Warranty:  Modine provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  Warranty expense is generally provided based upon historical and current claim data.  Accrual balances are monitored and adjusted when it becomes probable that expected claims will differ from existing estimates.  Accruals are recorded as current liabilities under the caption accrued expenses and other current liabilities.  See Note 22 for further discussion.

Shipping and handling costs:  Shipping costs for inbound freight are treated as product cost.  Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales.  Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of SG&A expenses.  For the years ended March 31, 2009, 2008 and 2007, these shipping and handling costs recorded as a component of SG&A expenses were $3,427, $3,563 and $3,100, respectively.

Revenue recognition under licensing arrangements (royalty payments):  Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement.  For the years ended March 31, 2009, 2008 and 2007, licensing revenue totaled $13,891, $4,785 and $5,166, respectively, and are recorded in the statement of operations under the caption net sales.

Translation of foreign currencies:  Assets and liabilities of foreign subsidiaries and equity investments are translated into U.S. dollars at the period-end exchange rates, and income and expense items are translated at the monthly average exchange rate for the period in which the items occur.  Resulting translation adjustments are reported as a component of accumulated other comprehensive (loss) income included in shareholders' equity.  Foreign currency transaction gains or losses are included in the statement of operations under the caption other income – net.

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  Futures contracts are entered into by the Company to reduce exposure to changing future purchase prices for aluminum and natural gas.  Foreign exchange options and forward contracts on foreign currencies are entered into by Modine as hedges against the impact of currency fluctuations on certain sales and purchase transactions.  Interest rate locks and swaps are entered into to lock in fixed interest rates for variable-rate borrowings.  These instruments are used to protect cash flows and are not speculative.  The Company generally designates its derivative instruments as cash flow hedges.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income and recognized as a component of earnings at the same time that the underlying transactions impact earnings.  Starting in fiscal 2008, the Company entered into future contracts related to certain of its forecasted purchases of copper and nickel.  The Company has not designated these contracts as hedges, therefore gains and losses are recorded as a component of earnings when incurred.  See Note 20 for further discussion.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Earnings per share:  Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the year, while diluted earnings per share is calculated based on the dilutive effect of common shares that could be issued.  During fiscal 2009 and fiscal 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares in which their inclusion would have the effect of decreasing the loss per share amount.  See Note 8 for further discussion.

Cash equivalents: Modine considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Deferred compensation trust:  The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan.  The trust’s investments in third-party debt and equity securities are reflected as short-term investments in the consolidated balance sheet and are treated as trading securities with changes in fair value reflected as a component of earnings.  The trust’s investment in Modine stock is reflected as a reduction of shareholder’s equity in the consolidated balance sheet at its original stock cost.  A deferred compensation obligation is recorded within the liabilities at the fair value of the investments held by the deferred compensation trust.  Any differences between the recorded value of the short-term investments and Modine stock and the fair value of the deferred compensation obligation are reflected as adjustments to earnings.

Trade receivables and allowance for doubtful accounts:  Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms.  The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance.  The allowance is based on historical write-off experience and specific customer economic data.  The allowance for doubtful accounts is reviewed periodically and adjusted as necessary.  Utilizing age and size based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis.  Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected.  On September 25, 2008, the Company and its German subsidiary entered into Accounts Receivable Purchase Agreements whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis.  During the year ended March 31, 2009, the Company sold $15,252 of accounts receivable, to accelerate cash receipts.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  During the year ended March 31, 2009, a loss on the sale of accounts receivables of $140 was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions.

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

Goodwill and intangible assets:  The Company accounts for purchased goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist which would require a more frequent evaluation.  An assessment of the fair value of the Company’s reporting units for its goodwill valuation, and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows.  An impairment loss is recognized when the book value of goodwill exceeds the fair value.  Goodwill impairment charges of $9,005 and $23,769 were recorded during fiscal 2009 and 2008, respectively.  See Note 16 for further discussion.

Impairment of long-lived assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows.  If impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations.  Fair value is estimated using a variety of valuation techniques including discounted cash flows, market values and comparison values for similar assets.  Investments are reviewed for impairments and written down to fair value when facts and circumstances indicate that a decline in value is other than temporary.  Long-lived asset impairment charges of $34,730 and $11,574 were recorded during fiscal 2009 and 2008, respectively.  See Note 11 and Note 12 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Restricted cash:  At March 31, 2009, the Company had long-term restricted cash of $10,828 included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.   See Note 18 for further discussion.

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

Stock-based compensation:  Stock-based compensation is recognized by the Company using the fair-value-based method prescribed by SFAS No. 123(R), “Share-Based Payments.”  Accordingly, compensation cost for stock options, stock awards and restricted stock is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  The majority of this expense is reflected in corporate as administrative expense, and has not been allocated to various segments.  See Note 25 for further discussion.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value.  SFAS No. 157 also expands financial statement disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delayed the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  On October 10, 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in a market that is not active.  On April 9, 2009, the FASB issued FSP 157-4 which addresses determining fair value when the volume and level of activity for the asset or liability has decreased significantly.  The Company adopted SFAS No. 157, FSP 157-2, FSP 157-3 and FSP 157-4 as of April 1, 2008 which did not have a material impact on the financial statements.  See Note 21 for further discussion.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statement Nos. 87, 88, 106 and 132(R).  The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of March 31, 2007.  SFAS No. 158 also requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements beginning with the Company’s fiscal year ending March 31, 2009.  The Company adopted the year-end measurement date for its pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive (loss) income of $828 and a reduction in retained earnings of $839.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”.  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  The Company does not anticipate the adoption of this standard will have a material impact on previous acquisitions.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an Amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The Company adopted SFAS No. 161 as of January 1, 2009.  The adoption of SFAS No. 161 did not have a significant impact on the Company’s financial statements other than providing the new disclosures required.  See Note 20 for further discussion.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share- Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  FSP 03-6-1 is effective for the Company during the first quarter of fiscal 2010, and requires all prior-period earnings per share data to be adjusted retrospectively.  Early adoption is not allowed.  The adoption of FSP 03-6-1 will have an impact on earnings per share of $0.01 for the years ended March 31, 2009 and 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, that provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB No. 108 was effective for the Company’s fiscal year ended March 31, 2007.  The Company elected early application of the provisions of SAB No. 108 during the second quarter of fiscal 2007.  SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  SAB No. 108 permits initial application of its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied; or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of April 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method resulting in an adjustment of $1,775 to retained earnings as of April 1, 2006.  While the individual amounts are considered immaterial to prior periods, they have been corrected through the cumulative effect adjustment upon adoption of SAB No. 108 as recording these amounts in fiscal 2007 as an out-of-period adjustment would have had a material effect on the results of operations for fiscal 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Error in fiscal 2008 statement of cash flows:  During the preparation of the fiscal 2009 first quarter Form 10-Q, the Company identified an unintentional clerical error in accounting for book overdrafts in its fiscal 2008 statement of cash flows which affected cash flows from operating activities and cash flows from financing activities.  Cash provided by operating activities and cash provided by financing activities should have been $85,059 and $8,340, respectively, versus the $67,354 and $26,045, respectively, previously disclosed.  This error arose in the fourth quarter of fiscal 2008 and did not impact any previously issued quarterly financial statements.  This error had no impact on the consolidated statement of operations and consolidated balance sheet for fiscal 2008.  The Company considered the quantitative impact of this error using the “dual approach” and also considered qualitative impacts of this error, and determined that the error was not material to previously issued financial statements.  Accordingly, this error was corrected in the current year statement of cash flow presentation.

Note 3:  Research and development costs

Research and development costs charged to operations totaled $80,625 in fiscal 2009, $93,191 in fiscal 2008, and $82,315 in fiscal 2007.

Note 4:  Employee benefit plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans which allow employees to choose among various investment alternatives, including Modine stock.  The Company’s matching contribution is discretionary.  The Company matched 50 percent of the employees’ contribution up to 5 percent of employee compensation during fiscal 2009.  Company contributions have an initial three year vesting period.

Defined contribution plan: The Company maintains a domestic defined contribution plan which was established in January 1, 2004 and initially covered all eligible salaried employees hired after January 1, 2004.  Effective April 1, 2006, all salaried employees previously covered under the Modine Salaried Employee Pension Plan were eligible to participate in this plan.  Modine makes annual discretionary contributions based on a percentage of compensation, which is determined by management.  Employees can choose among various investment alternatives including Modine stock.

Deferred compensation plan:  The Company maintains a non-qualified deferred compensation plan for eligible employees.  The plan allows qualified employees to choose among various investment alternatives including Modine stock.  The Company’s matching contributions are participant directed similar to the 401(k) plans.

Costs of Modine’s contributions to the defined contribution employee benefit plans for fiscal 2009, 2008 and 2007 were $3,047, $7,663, and $8,113, respectively.

In addition, various Modine foreign subsidiaries have in place government required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Certain of Modine’s foreign subsidiaries have statutory termination indemnity plans covering all of their eligible employees.  The benefits under these plans are based on years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance programs that protect employees from losses in the event that an employer defaults on its obligations.

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

During fiscal 2009, the Company recorded settlement charges of $1,204 related to settlement payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

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

In July 2006, the Company announced the closure of its facility in Clinton, Tennessee.  The Company recorded a pension curtailment charge of $650 during fiscal 2007 to reflect the impact of this closure on the Clinton Hourly-Paid Employees Retirement Plan.

In May 2006, the Company offered a voluntary enhanced early retirement program to certain U.S. employees.  This program generally included an enhanced pension benefit of five years of credited service for those employees who accepted the early retirement program.  The Company recorded a charge of $738 during fiscal 2007 to reflect this enhanced pension benefit.

Postretirement plans: Modine and certain of its domestic subsidiaries provide selected healthcare and life-insurance benefits for retired employees.  Designated employees may become eligible for those benefits when they retire.  These plans are unfunded.  Modine periodically amends the plans, changing the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on Modine’s liability was established for most plans between fiscal 1994 and fiscal 1996 after original recognition of the liability in fiscal 1993.  It caps future costs at 200 percent of Modine’s then-current cost.  These changes reduced the accrued obligation, and the reduction is being amortized as a component of the benefit cost.

Effective January 1, 2009, the Modine Manufacturing Company Group Insurance Plan – Retiree Medical Plan was modified to eliminate coverage for retired participants that are Medicare eligible.  This plan amendment resulted in a $14,251 reduction of the post-retirement benefit obligation, which has been reflected as a component of other comprehensive (loss) income and will be amortized to earnings over the future service life of active participants.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to Medicare Part D.  In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”  FSP No. 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP No. 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Certain of Modine’s postretirement benefit plans covering U.S. retirees currently provide prescription benefits to eligible participants.  The Company’s actuaries have determined that several of the prescription drug plans for retirees and their dependents provide a benefit that is at least actuarially equivalent to Medicare Part D under the Medicare Prescription Drug Improvement and Modernization Act.  For fiscal 2009, 2008 and 2007, the Company recorded reductions to the net periodic postretirement medical benefit cost of $93, $413 and $805, respectively, due to the effect of the federal subsidy.

Measurement Date:  Modine uses March 31 as the measurement date for its pension and postretirement plans.  The Company adopted the measurement date requirement of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)” for the U.S. pension and postretirement plans during fiscal 2008.  SFAS No. 158 requires that employers measure plan assets and the Company’s obligations as of the date of their year-end financial statements.  The Company adopted the year-end measurement date for its domestic pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive (loss) income of $828 and a reduction in retained earnings of $839.

With the removal of the one-month reporting lag for the foreign operations of the Company, the plan assets of the foreign benefit plans were re-measured at March 31 to meet the requirements of the measurement date at year-end, which resulted in an increase in accumulated other comprehensive (loss) income of $1,546 in fiscal 2008.

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

	Pensions Plans		Postretirement Plans
Years ended March 31	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$226,160	$264,255	$29,434	$30,704
Service cost	2,464	3,446	139	344
Interest cost	14,131	17,746	1,126	2,257
Plan amendments	79	317	(14,251)	-
Actuarial gain	(20,791)	(26,734)	(3,909)	(1,016)
Benefits paid	(23,151)	(21,417)	(4,536)	(5,054)
Settlement/curtailment adjustment	316	(15,501)	-	-
Contributions by plan participants	-	-	1,741	1,826
Medicare subsidy	-	-	353	373
Currency translation adjustment	(3,700)	4,048	-	-
Benefit obligation at end of year	$195,508	$226,160	$10,097	$29,434

Change in plan assets:
Fair value of plan assets at beginning of year	$190,832	$215,364	$-	$-
Actual return on plan assets	(45,181)	(4,608)	-	-
Benefits paid	(23,151)	(21,417)	(4,536)	(5,054)
Employer contributions	4,572	1,493	2,442	2,855
Contributions by plan participants	-	-	1,741	1,826
Medicare subsidy	-	-	353	373
Fair value of plan assets at end of year	$127,072	$190,832	$-	$-
Funded status at end of year	$(68,436)	$(35,328)	$(10,097)	$(29,434)

Amounts recognized in the consolidated balance sheet consist of:
Current liability	$(1,069)	$(1,366)	$(539)	$(2,765)
Noncurrent liability	(67,367)	(33,962)	(9,558)	(26,669)
	$(68,436)	$(35,328)	$(10,097)	$(29,434)
Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss	$110,633	$71,937	$1,671	$5,722
Prior service cost	2,247	2,534	(12,631)	243
	$112,880	$74,471	$(10,960)	$5,965

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The accumulated benefit obligation for all defined benefit pension plans was $193,511 and $224,600 as of March 31, 2009 and 2008, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2009	2008

Projected benefit obligation	$195,508	$63,638
Accumulated benefit obligation	193,511	62,079
Fair value of the plan assets	127,072	29,207

Costs for Modine’s pension and postretirement benefit plans include the following components:

	Pension Plans			Postretirement Plans
Years ended March 31	2009	2008	2007	2009	2008	2007

Components of net periodic benefit costs:
Service cost	$2,464	$2,872	$4,371	$139	$276	$361
Interest cost	14,132	14,301	15,003	1,126	1,806	1,748
Expected return on plan assets	(17,016)	(18,208)	(18,959)	-	-	-
Amortization of:
Unrecognized net loss	1,914	2,648	5,578	142	488	323
Unrecognized prior service cost (credit)	366	380	14	(1,377)	23	22
Unrecognized net asset	-	(20)	(27)	-	-	-
Adjustment for settlement/curtailment	1,204	(2,351)	663	-	-	-
Adjustment for special termination benefits	-	-	738	-	-	-
Net periodic benefit cost (income)	$3,064	$(378)	$7,381	$30	$2,593	$2,454

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	$41,722	$(14,963)		$(3,909)	$(1,017)
Prior service costs (credit)	79	317		(14,251)	-
Reversal of amortization items:
Net actuarial gain	(3,129)	(2,648)		(142)	(488)
Prior service (credit) costs	(366)	1,971		1,377	(23)
Transition asset	-	20		-	-
Total recognized in other comprehensive (loss) income	$38,306	$(15,303)		$(16,925)	$(1,528)

Total recognized in net periodic benefit costs and other comprehensive (loss) income	$41,370	$(15,681)		$(16,895)	$1,065

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are $2,229 and $363, respectively.  The estimated net actuarial loss and prior service cost (credit) for the postretirement plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost (credit) over the next fiscal year are $145 and $(2,377), respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The weighted–average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

Years ended March 31	2009		2008
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	7.73%	6.10%	6.62%	6.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Postretirement plans:
Discount rate	7.35%		6.62%

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

Years ended March 31	2009		2008		2007
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	6.62%	6.10%	5.92%	6.20%	5.75%	4.25%
Expected return on plan assets	7.90%	N/A	8.25%	N/A	8.50%	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	4.00%	1.50%
Postretirement plans:
Discount rate	6.62%		5.92%		5.75%

The discount rate used to determine the present value of the Company’s future U.S. pension obligations as of the measurement date uses a methodology that equates the plans’ projected benefit obligations to a present value, calculated using a yield curve.  The yield curve was constructed from a portfolio of high quality, non-callable corporate debt securities with maturities ranging from six months to thirty years.  The discount rate was determined by matching the pension plans’ expected cash flows (on a PBO basis) with spot rates developed from the yield curve.  The discount rate used to determine the present value of the Company’s future foreign pension obligations as of the measurement date is based upon the yield for zero coupon bonds plus a yield margin measured as the difference between corporate bonds (AA or higher) in Europe and government bonds.

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets.  Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2009 and 2008 by category, and the target allocation for the years ended March 31, 2009 and 2008 are summarized below:

	Target allocation		Plan assets
	2009	2008	2009	2008

Equity securities	65%	55%	45%	58%
Debt securities	30%	38%	50%	39%
Alternative assets	0%	5%	0%	0%
Cash	5%	2%	5%	3%
	100%	100%	100%	100%

Due to market conditions and other factors including timing of benefit payments, actual asset allocation may vary from the target allocation outlined above.  The assets are periodically rebalanced to the target allocations.  There were no shares of Modine common stock included in the plan assets at the end of fiscal 2009.  For 2008, the plan held 373 shares of Modine common stock with a market value of $5,399 (2.8 percent of total plan assets).

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories. For fiscal 2009, Modine assumed a rate of return of 7.9 percent for purposes of determining the U.S. pension plan expense.  For fiscal year 2010 U.S. pension plan expense, Modine has assumed a rate of 7.9 percent, net of administrative expenses.

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2009	2008

Healthcare costs trend rate assumed for next year (pre-65)	7.5%	9.0%
Healthcare costs trend rate assumed for next year (post-65)	7.5%	8.3%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2014	2014

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans.  A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point
Year ended March 31, 2009	Increase	Decrease

Effect on total of service and interest cost	$11	$(10)
Effect on postretirement benefit obligation	137	(122)

The funding policy for domestic qualified pension plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation.  Modine does not anticipate that it will make any contributions to these plans during fiscal 2010.  Modine does expect to contribute $1,245 to its postretirement benefit plans in fiscal 2010.

The estimated benefits, which reflect future service, as appropriate, for the next ten fiscal years are as follows:

Years ended March 31
Pension
2010	$12,880
2011	12,932
2012	12,855
2013	12,790
2014	13,576
2015 - 2019	78,093

Note 5:  Operating leases

Modine leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $6,479 in fiscal 2009, $6,762 in fiscal 2008 and $7,574 in fiscal 2007.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Future minimum rental commitments at March 31, 2009 under non-cancelable operating leases are as follows:

Years ending March 31

2010	$3,749
2011	2,326
2012	1,734
2013	1,031
2014	915
2015 and beyond	3,290
Total future minimum rental commitments	$13,045

Note 6:  Other (expense) income – net

Other (expense) income – net was comprised of the following:

Years ended March 31	2009	2008	2007

Equity in earnings of non-consolidated affiliates	$1,725	$2,679	$3,611
Interest income	1,644	1,657	975
Foreign currency transactions	(6,497)	2,071	975
Other non-operating income - net	668	1,987	718
Total other (expense) income - net	$(2,460)	$8,394	$6,279

Foreign currency transactions for the years ended March 31, 2009 and 2008 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency in Brazil.

Note 7:  Income taxes

The U.S. and foreign components of (loss) earnings from continuing operations and the income tax expense consisted of the following:

Years ended March 31	2009	2008	2007

Components of (loss) earnings from continuing operations before income taxes:
United States	$(80,326)	$(103,865)	$(12,084)
Foreign	(22,627)	87,246	58,646
Total (loss) earnings from continuing operations before income taxes	$(102,953)	$(16,619)	$46,562
Income tax expense (benefit):
Federal:
Current	$(974)	$(2,327)	$(2,501)
Deferred	4,610	22,720	(5,406)
State:
Current	491	(22)	1,069
Deferred	(3,683)	(3,994)	(1,333)
Foreign:
Current	13,958	22,119	17,374
Deferred	(13,758)	(688)	(1,869)
Total income tax expense	$644	$37,808	$7,334

The Company allocates income tax expense between continuing operations, discontinued operations, and other comprehensive income pursuant to SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 is applied by tax jurisdiction, and in periods in which there is loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Income tax expense attributable to (loss) earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2009	2008	2007

Statutory federal tax	(35.0%)	(35.0%)	35.0%
State taxes, net of federal benefit	(3.3)	(25.8)	(1.6)
Taxes on non-U.S. earnings and losses	2.3	(49.0)	(6.2)
Valuation allowance	32.1	348.5	0.4
Research and development tax credit	(1.5)	(7.6)	(5.4)
Net operating losses in Brazil	-	-	(8.8)
Goodwill impairment	2.1	6.6	-
Foreign tax rate changes	-	(15.9)	-
Reserve for uncertain tax positions	(1.5)	7.7	1.2
Dividend repatriation	2.8	(0.5)	0.4
Other	2.6	(1.5)	0.8
Effective tax rate	0.6%	227.5%	15.8%

The following is a reconciliation of the provision for income taxes and effective tax rates for fiscal 2009:

	Domestic	Foreign	Total	%
Loss from continuing operations before income taxes	$(80,326)	$(22,627)	$(102,953)

Benefit from income taxes at federal statutory rate	$(28,114)	$(7,919)	$(36,033)	(35.0%)

State taxes, net of federal benefit	(3,381)	-	(3,381)	(3.3)
Taxes on non-U.S. earnings and losses	-	2,356	2,356	2.3
Valuation allowance	28,734	4,270	33,004	32.1
Research and development tax credit	(700)	(872)	(1,572)	(1.5)
Goodwill impairment	-	2,141	2,141	2.1
Reserve for uncertain tax positions	(589)	(955)	(1,544)	(1.5)
Dividend repatriation	2,918	-	2,918	2.8
Other, net	2,125	630	2,755	2.6
Provision for (benefit from) income taxes	$993	$(349)	$644	0.6%

Given the continued underperformance and current market condition of the Original Equipment – North America segment, the Company continues to maintain a valuation allowance and recorded a valuation allowance of $28,734 against its net deferred assets in the United States during fiscal 2009.  In addition, the Company considered both positive and negative evidence in evaluating the need for a valuation allowance relating to the deferred tax assets of the German tax jurisdiction.  Based on projected losses for this business, the Company determined that it was more likely than not that the German deferred tax assets will not be realized and a valuation allowance of $3,384 was recorded against the net German deferred tax assets during fiscal 2009.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for the valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.

During fiscal 2009, the Company experienced overall losses in tax jurisdictions outside of the United States as compared with earnings recorded in fiscal 2008.  These tax jurisdictions generally have lower statutory tax rates, which contributed to the increase in the effective tax rate for fiscal 2009 and a reduction in the effective tax rate for fiscal 2008.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

During fiscal 2008, the Company recorded a one-time $2,640 tax benefit related primarily to a tax rate reduction in Germany.  In addition, the Company recorded a $1,099 charge related to the impairment of goodwill in the United States.

During fiscal 2007, the Company recorded a $4,088 tax benefit related to net operating losses in Brazil that were previously unavailable.  This benefit became available in connection with the acquisition of the remaining 50 percent of Radiadores Visconde Ltda. and tax restructuring of the Brazilian operations.  Additionally during fiscal 2007, the Company recorded a $2,518 tax benefit resulting from the passage of legislation extending the research and development tax credit.

The significant components of deferred income tax (benefit) expense attributable to (loss) earnings from continuing operations before income taxes are summarized as follows:

Years ended March 31	2009	2008	2007

Pensions	$789	$1,142	$(1,359)
Depreciation	(15,187)	(4,387)	(114)
Inventories	(1,619)	(94)	(421)
Employee benefits	2,361	(4,204)	(1,343)
Benefit of tax losses and credit carryforwards	(27,391)	(9,478)	(7,539)
Goodwill and other intangible assets	4,038	(21,909)	774
Foreign currency (loss) gain	(6,272)	1,104	1,387
Accrued liabilities	195	(2,131)	(229)
Valuation allowance	33,004	57,916	-
Other	(2,749)	79	236
Total deferred income tax (benefit) expense	$(12,831)	$18,038	$(8,608)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

March 31	2009	2008

Deferred tax assets:
Accounts receivable	$933	$806
Inventories	3,757	2,253
Plant and equipment	13,305	7,401
Employee benefits	38,257	37,213
Net operating loss, capital loss and credit carryforwards	49,026	21,761
Other, principally accrued liabilities	38,182	26,384
Total gross deferred tax assets	143,460	95,818
Less: valuation allowance	104,471	59,391
Net deferred tax assets	38,989	36,427

Deferred tax liabilities:
Goodwill	4,171	346
Plant and equipment	29,674	33,489
Other	4,898	16,601
Total gross deferred tax liabilities	38,743	50,436
Net deferred tax (liability) asset	$246	$(14,009)

The valuation allowance for deferred tax assets as of March 31, 2008 was $59,391.  The valuation allowance increased by $45,080 in fiscal 2009 related to the valuation allowance against the net U.S. deferred tax assets of $40,870 ($12,136 of which was applied to other comprehensive income), the valuation allowance against the net German deferred tax assets of $3,384, and miscellaneous other valuation allowances recorded in other foreign tax jurisdictions of $826.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $1,290 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to April 1, 2007 retained earnings.  During the year ended March 31, 2009, the Company experienced a net decrease of $3,406 in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance, April 1	$7,991	$6,768
Gross increases - tax positions in prior period	2,542	-
Gross decreases - tax positions in prior period	(1,360)	(442)
Gross increases - tax positions in current period	870	1,341
Settlements	(3,409)	-
Lapse of statute of limitations	(763)	(160)
Foreign currency impact	(714)	484
Balance, March 31	$5,157	$7,991

The Company’s total gross liability for unrecognized tax benefits as of March 31, 2009 is $5,157, and if recognized, only $3,718 of this amount would have an affect on the effective tax rate as $1,439 of the unrecognized tax benefits are offset by a corresponding increase to the valuation allowance and therefore would have no effect on the effective tax rate.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2009, $800 of interest and penalties was released as a component of income tax expense in the consolidated statement of operations.  At March 31, 2009, $311 of accrued interest and penalties are included in the consolidated balance sheet.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During fiscal 2009, the Internal Revenue Service concluded its income tax examination of the Company’s consolidated tax returns for the years ended March 31, 2004 through March 31, 2007, and issued a final Revenue Agents Report on April 28, 2009.  Pursuant to such examination, the Company released $1,849 of gross liability for unrecognized tax benefits and $520 of interest and penalty that were considered no longer necessary of which $869 was reflected as a benefit in income tax expense during the current year.  The Company also concluded examinations in Austria, Germany, and the Netherlands that had a minor impact on the gross liability for unrecognized tax benefits in each respective jurisdiction.  The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months.

The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria	Fiscal 2008
Brazil	Fiscal 2004 – 2008
Germany	Fiscal 2003 – 2008
South Korea	Fiscal 2005 – 2008
United States	Fiscal 2008

At March 31, 2009, the Company has foreign tax credit carry forwards of $4,990 that, if not utilized against domestic taxes, will expire between 2014 and 2017. The Company also has federal and state research and development tax credits of $7,683 that, if not utilized against domestic taxes, will expire between 2023 and 2029.  The Company also has various state and local tax loss carry forwards of $102,640 that, if not utilized against state apportioned taxable income, will expire at various times during the years 2013 through 2029.  In addition, the Company has tax loss carry forwards of $103,467 in various tax jurisdictions throughout the world.  Certain of these carryforwards, primarily in the U.S. and Germany, are offset by a valuation allowance.  If not utilized against taxable income, these tax losses will expire as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Years ending March 31

2013	$240
2014	5,449
2015	59
2016	285
2017	494
2029	61,889
No expiration date	35,051

As of March 31, 2009, the Company had provided $1,200 of U.S. tax on undistributed earnings of certain subsidiaries and equity investment companies considered not permanently reinvested.  Undistributed earnings considered permanently reinvested in foreign operations totaled $398,965, and no provision has been made for any U.S. taxes that would be payable upon the distribution of such earnings.

As further discussed in Note 14, the Electronics Cooling and South Korean businesses have been presented as discontinued operations in the consolidated statement of operations.  As a result of this presentation, the (loss) earnings from discontinued operations has been presented net of income tax expense of $552 and $6,552 and income tax benefit of $9,461 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Note 8:  Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

Years ended March 31	2009	2008	2007

Numerator:
(Loss) earnings from continuing operations	$(103,597)	$(54,427)	$39,228
(Loss) earnings from discontinued operations	(7,481)	(14,206)	3,393
Gain on sale of discontinued operations	2,466	-	-
Cumulative effect of accounting change	-	-	70
Net (loss) earnings	$(108,612)	$(68,633)	$42,691
Denominator:
Weighted average shares outstanding – basic	32,077	32,030	32,149
Effect of dilutive securities	-	-	97
Weighted average shares outstanding – diluted	32,077	32,030	32,246

(Loss) earnings per share of common stock – basic:
Continuing operations	$(3.23)	$(1.70)	$1.22
(Loss) earnings from discontinued operations	(0.23)	(0.44)	0.11
Gain on sale of discontinued operations	0.08	-	-
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – basic	$(3.38)	$(2.14)	$1.33

(Loss) earnings per share of common stock – diluted:
Continuing operations	$(3.23)	$(1.70)	$1.21
(Loss) earnings from discontinued operations	(0.23)	(0.44)	0.11
Gain on sale of discontinued operations	0.08	-	-
Cumulative effect of accounting change	-	-	-
Net (loss) earnings – diluted	$(3.38)	$(2.14)	$1.32

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

For the years ended March 31, 2009 and 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares, which includes 2,472 and 2,672 shares subject to stock options, 91 and 232 restricted stock awards, and 0 and 50 performance share awards, respectively, as these shares were anti-dilutive.  The calculation of diluted earnings per share excluded 1,697 stock options for the year ended March 31, 2007, as these stock options were anti-dilutive.

Note 9:  Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable.  These credit balances included in accounts payable were $2,048, $2,441 and $11,128 at March 31, 2009, 2008 and 2007, respectively.

All short-term investments at March 31, 2009 and 2008 that were of an initial duration of less than three months were recorded as cash equivalents.  The recorded amount of these cash equivalents approximated fair value based on the short maturity of these instruments.

Note 10:  Inventories

Inventories consisted of the following:

March 31	2009	2008

Raw materials and work in process	$64,159	$89,177
Finished goods	23,918	23,675
Total inventories	$88,077	$112,852

Note 11:  Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2009	2008

Land	$13,576	$12,790
Buildings and improvements (10-40 years)	259,172	278,609
Machinery and equipment (3-12 years)	605,375	630,967
Office equipment (3-10 years)	105,711	107,781
Transportation equipment (3-9 years)	4,400	9,342
Construction in progress	58,695	54,962
	1,046,929	1,094,451
Less accumulated depreciation	(620,364)	(613,367)
Net property, plant and equipment	$426,565	$481,084

Depreciation expense totaled $68,240, $73,194 and $62,419 for the years ended March 31, 2009, 2008 and 2007, respectively.

The Company conducted an assessment for the impairment of certain property, plant and equipment within the Original Equipment – North America, Original Equipment – Asia, Original Equipment – Europe, and Commercial Products segments in fiscal 2009 in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During this assessment, certain long-lived assets were deemed to be impaired and a write-down to fair value was considered necessary.  As a result, impairment charges of $26,799 were recorded during fiscal 2009.  The impairment charges included $15,829 related to assets in the Original Equipment – North America segment for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program, a program which was not able to support its asset base and assets no longer in use.  Impairment charges also included $10,562 related to certain manufacturing facilities in the Original Equipment – Europe segment with projected cash flows unable to support their asset bases.  Also included in the impairment charges was $408 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Impairment charges of $11,574 were recorded during fiscal 2008.  The impairment charges included $3,407 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base.  Also included in the impairment charges was $4,675 related to assets in the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment based on the Company’s intention to close this facility, and $3,492 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

Gains and losses related to the disposal of property, plant and equipment are recorded in cost of sales or selling, general, and administrative expenses depending on the nature of the assets disposed.  Total gains related to the disposal of property, plant and equipment were $3,904 and $3,297 for the years ended March 31, 2009 and 2008, respectively.  Total losses related to the disposal of property, plant, and equipment were $2,033 for the year ended March 31, 2007.

Note 12:  Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2009	2008
	Percent-owned
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	$3,253	$6,036
Constructions Mechaniques Mota, S.A. (France)	41%	4,650	14,125
Anhue Jianghaui Mando Climate Control Co. Ltd. (China)	50%	3,365	3,532
Total net investment in affiliates		$11,268	$23,693

During fiscal 2009, a long-lived asset impairment charge of $7,596 was recorded related to the investment in Construction Mechaniques Mota, S.A. which was determined to have a decline in its value that was “other than temporary” in accordance with Accounting Principle Board 18, “The Equity Method of Accounting for Investments in Common Stock”.  At March 31, 2008, the investment in Construction Mechaniques Mota, S.A. exceeded the Company's share of the underlying assets by $1,979.

At March 31, 2009 and 2008, the Company’s share of the underlying assets of Anhui Jianghaui Mando Climate Control Co., Ltd. exceeded the carrying value of the investment by $241 and $291, respectively.  The excess, which relates to certain property, plant and equipment, will be amortized into income over the estimated remaining lives of the assets.  In May 2009, the Company entered into sale agreements, pending final government approval, for the sale of its 50% ownership of Anhui Jianghaui Mando Climate Control Co., Ltd. for a value which exceeds the book value for this joint venture.  The investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

The results of operations for Nikkei Heat Exchanger Company, Ltd. and Anhui Jianghaui Mando Climate Control Co. Ltd. are reported in the consolidated financial statements using a one-month reporting delay.  Operating results for Construction Mechaniques Mota, S.A. are included using a three-month delay.  Equity in earnings from non-consolidated affiliates is reported under other expense (income) – net in the consolidated statements of operations.  These earnings for fiscal years ended March 31, 2009, 2008 and 2007 were $1,725, $2,679 and $3,611, respectively.

Note 13:  Acquisitions

Effective May 4, 2006, Modine acquired the remaining 50 percent of the stock of Radiadores Visconde Ltda. which it did not already own, for $11,096, net of cash acquired, and the incurrence of a $2,000 note which was payable in 24 months, subject to the sellers’ indemnification obligations under the agreement, for a total net purchase price of $13,096. The acquisition was financed using cash generated from operations and borrowing on the Company’s revolving credit agreement.  The purchase agreement also included a $4,000 performance payment which was contingent on the cumulative earnings before interest, taxes, depreciation and amortization of the business over a 24 month period.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

This 50 percent step acquisition was accounted for under the purchase method.  Acquired assets and liabilities assumed were recorded at their respective fair market values.  Intangible assets were recorded at the acquisition date for a tradename and non-compete agreements valued at $1,153 and $430, respectively.  The tradename has an indefinite life and is not being amortized, and the non-compete agreements are being amortized over five years.   The purchase price allocation resulted in the fair market values of the assets and liabilities acquired exceeding the purchase price.  Accordingly, the $4,000 contingent performance payment has been recorded as a liability in the purchase price allocation, reducing the amount by which the fair market values of the assets and liabilities acquired exceeded the purchase price, and increasing the total net purchase price to $17,096.  During the first quarter of fiscal 2009, the 24 month performance period expired, and the contingency was not met.  As a result, this liability was reversed with reductions of $5,529 to property, plant and equipment, $532 to intangible assets and $2,061 to deferred income tax liability.  The $2,000 note payable remains recorded as a liability at March 31, 2009 as the sellers’ indemnification obligations are being reviewed by the Company and negotiated with the sellers.

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

This acquisition is reported in the South America segment.  The operational results reported for fiscal 2007 included two month of equity method accounting for the Company’s initial 50 percent ownership prior to the acquisition, and ten months of consolidated activity reflecting the Company’s 100 percent ownership.

The following provides an allocation of the purchase price for Radiadores Visconde acquisition that the Company made in fiscal 2007:

Radiadores Visconde
Assets acquired:
Trade receivables – net	$15,123
Inventories	16,026
Other current and noncurrent assets	5,050
Property, plant and equipment – net	20,517
Goodwill (initial 50 percent already owned)	11,821
Tradename	1,153
Non-compete agreement	430
Total assets	70,120

Liabilities assumed:
Accounts payable	10,420
Accrued compensation and employee benefits	3,268
Accrued expenses and other current liabilities	3,549
Other noncurrent liabilities	9,137
Total liabilities	26,374

Net assets acquired	43,746
Equity investment allocated to assets acquired and liabilities assumed	26,650
Net purchase price	17,096

Recognized goodwill	$-

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 14:  Discontinued operations

On October 21, 2008, Modine announced the intended divestiture of the South Korean-based heating, ventilating and air conditioning (HVAC) business.  In accordance with the provisions of SFAS No. 144, it was determined during the fourth quarter of fiscal 2009 that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The South Korean business was formerly presented as part of the Original Equipment – Asia segment.  The balance sheet amounts of the South Korean business have been reclassified to assets held for sale and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.

On May 1, 2007, Modine announced it would explore strategic alternatives for its Electronics Cooling business.  The Company determined in fiscal 2008 that the Electronics Cooling business should be presented as held for sale and as a discontinued operation in the consolidated financial statements in accordance with SFAS No. 144.  On May 1, 2008, the Company sold substantially all of the assets of its Electronics Cooling business for $13,149, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,639 received in cash.   The Company paid transaction expenses of $437.  The Company recorded a gain on sale of $2,466, net of taxes.

The major classes of assets and liabilities held for sale at March 31, 2009 and 2008 included in the consolidated balance sheets were as follows:

March 31	2009	2008

Assets held for sale:
Receivables - net	$17,533	$51,299
Inventories	9,097	15,147
Other current assets	2,543	3,719
Total current assets held for sale	29,173	70,165
Property, plant and equipment - net	33,500	62,187
Goodwill	-	2,781
Other noncurrent assets	828	1,450
Total noncurrent assets held for sale	34,328	66,418
Total assets held for sale	$63,501	$136,583

Liabilities of business held for sale:
Accounts payable	$20,048	$38,979
Accrued expenses and other current liabilities	7,970	14,316
Total current liabilities of business held for sale	28,018	53,295
Other noncurrent liabilities	12,181	16,229
Total liabilities of business held for sale	$40,199	$69,524

The following results of the South Korean and Electronics Cooling businesses have been presented as (loss) earnings from discontinued operations in the consolidated statement of operations:

Years ended March 31	2009	2008	2007

Net sales	$172,867	$288,918	$254,510
Cost of sales and other expenses	179,796	296,572	260,578
Loss before income taxes	(6,929)	(7,654)	(6,068)
Provision for (benefit from) income taxes	552	6,552	(9,461)
(Loss) earnings from discontinued operations	$(7,481)	$(14,206)	$3,393

Upon designation as held for sale, the carrying value of the assets of the business are measured at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company recognized a loss of $6,031 on the South Korean asset group to reduce their carrying value to the estimated fair value, less costs to sell, in fiscal 2009.

During fiscal 2008, the Company recorded an impairment charge of $12,077 related to assets at the Asan City, South Korea manufacturing facility based on their underperforming operations and declining outlook.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 15:  Restructuring, plant closures and other related costs

During fiscal 2007, Modine announced a global competitiveness program intended to reduce cost, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits.  The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities to its technology center in Racine, Wisconsin; offered a voluntary early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced facility closings within North America in Toledo, Ohio; Richland, South Carolina; Jackson, Mississippi; and Clinton, Tennessee.  All of these facilities have been closed as of March 31, 2009.

During fiscal 2008, the Company announced the closure of three additional U.S. manufacturing plants and the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  In April 2008, the Company identified the U.S. plant closures to be Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana.  These closures are anticipated to be completed by the end of fiscal 2011.

In the second quarter of fiscal 2009, the Company announced a workforce reduction that affected approximately 20 employees, including approximately 15 percent of the managerial workforce in the Company’s Racine, Wisconsin headquarters.  During the third quarter of fiscal 2009, the Company committed to a workforce reduction affecting approximately 140 employees, or approximately 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters.  Modine also announced that it had begun procedures to significantly reduce the workforce throughout its European facilities including its European headquarters in Bonlanden, Germany during the third quarter of fiscal 2009.  In the fourth quarter of fiscal 2009, the Company completed additional workforce reductions that affected employees across all business segments.  This included employees in China, Brazil, Mexico and the United Kingdom, in addition to further reductions in the U.S. and throughout Europe.

The Company has incurred $35,943 of termination charges, $2,526 of pension curtailment charges and $13,642 of other closure costs in the aggregate related to these plant closures and the workforce reductions.  Further additional costs which are anticipated to be incurred through fiscal 2011 are approximately $11,600; consisting of $2,100 of employee-related costs and $9,500 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $28,800 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the years ended March 31, 2009, 2008, and 2007 were comprised of the following related to the above described restructuring activities:

	2009	2008	2007
Termination Benefits:
Balance, April 1	$5,161	$2,313	$-
Additions	29,896	4,221	3,783
Adjustments	(565)	(656)	(165)
Effect of exchange rate changes	(486)	-	-
Payments	(12,594)	(717)	(1,305)
Balance, March 31	$21,412	$5,161	$2,313

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced during the years ended March 31, 2009, 2008, and 2007:

	2009	2008	2007
Restructuring charges:
Employee severance and related benefits	$29,331	$3,565	$3,618
Accelerated vesting of stock-based compensation	1,073	-	-
Total restructuring charges	30,404	3,565	3,618

Other repositioning costs:
Special termination benefits - early retirement	-	-	1,728
Pension curtailment charges	-	1,863	663
Consulting fees	4,151	-	-
Miscellaneous other closure costs	4,937	4,736	4,675
Total other repositioning costs	9,088	6,599	7,066
Total restructuring and other repositioning costs	$39,492	$10,164	$10,684

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2009 as follows: $5,483 was recorded as a component of cost of sales; $3,605 was recorded as a component of selling, general and administrative expenses; and $30,404 was recorded as restructuring charges.

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2008 as follows: $5,468 was recorded as a component of cost of sales; $1,131 was recorded as a component of selling, general and administrative expenses; and $3,565 was recorded as restructuring charges.

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2007 as follows; $4,247 was recorded as a component of cost of sales; $2,819 was recorded as a component of selling, general, and administrative expenses; and $3,618 was recorded as restructuring charges.

Note 16:  Goodwill

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	OE - Asia	OE - Europe	OE - North America	South America	Commercial Products	Total

Balance, March 31, 2007	$523	$8,900	$23,769	$11,974	$19,549	$64,715
Fluctuations in foreign currency	(1)	1,619	-	2,092	176	3,886
SFAS No. 142 goodwill impairment	-	-	(23,769)	-	-	(23,769)
Balance, March 31, 2008	522	10,519	-	14,066	19,725	44,832
Fluctuations in foreign currency	(5)	(1,514)	-	(3,434)	(4,946)	(9,899)
SFAS No. 142 goodwill impairment	-	(9,005)	-	-	-	(9,005)
Adjustment	-	-	-	-	(289)	(289)
Balance, March 31, 2009	$517	$-	$-	$10,632	$14,490	$25,639

Goodwill is assessed for impairment by the Company annually each year in its third quarter or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2009 by applying a fair value based test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and determined that the Original Equipment – Europe segment goodwill was fully impaired, necessitating a charge of $9,005.  The impairment was due to a recent declining outlook for the Original Equipment – Europe segment as a result of weak European sales volumes, lower gross margins related to new product launches and continued pricing pressures.  A goodwill impairment charge of $23,769 was recorded in the third quarter of fiscal 2008 in the Original Equipment – North America segment due to a declining outlook for this segment.  The fair value of the Company’s remaining reporting units exceeded their respective book values.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The $289 adjustment to goodwill in the Commercial Products segment relates to an income tax benefit recorded during fiscal 2009 in this segment’s Airedale business.  This benefit related to the period prior to the May 3, 2006 acquisition of this business, which resulted in a reduction to goodwill.

Note 17:  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2009			March 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,696)	$256
Trademarks	8,395	(2,192)	6,203	10,605	(2,062)	8,543
Other intangibles	352	(204)	148	511	(196)	315
Total amortized intangible assets	12,699	(6,348)	6,351	15,068	(5,954)	9,114
Unamortized intangible assets:
Tradename	690	-	690	1,371	-	1,371
Total intangible assets	$13,389	$(6,348)	$7,041	$16,439	$(5,954)	$10,485

The amortization expense for intangible assets for the fiscal years ended March 31, 2009, 2008 and 2007 was $960, $1,001 and $1,098, respectively.  The estimated amortization expense related to intangible assets is expected to be as follows:

Fiscal Year	Estimated Amortization Expense

2010	$960
2011	637
2012	637
2013	573
2014 & beyond	3,544

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 18:  Indebtedness

Long-term indebtedness was comprised of the following:
Type of issue	Interest rate percentage at March 31, 2009	Fiscal year of maturity	March 31, 2009	March 31, 2008

Denominated in U.S. dollars:
Fixed rate -
2015 Notes	10.0	2016	$75,000	$75,000
2017 Notes	10.75	2018	50,000	50,000
2018 Notes	10.75	2018	25,000	25,000
Variable rate -
Revolving credit facility	5.29	2012	87,000	69,000
			237,000	219,000
Capital lease obligations		2010-2029	7,178	5,539
			244,178	224,539
Less current portion			196	14
Total long-term debt			$243,982	$224,525

The Company has $75,000, 5.26 percent Senior notes issued in a private placement, maturing on September 29, 2015 (“2015 Notes”), and $50,000, 6.03 percent Series A Senior Notes maturing on December 7, 2017 (“2017 Notes”) and $25,000, 6.03 percent Series B Notes maturing on December 7, 2018 (“2018 Notes”) issued in a second private placement.  In conjunction with the 2017 Notes and 2018 Notes, the Company entered into two forward swaps to lock the interest rates.  See Note 20 for additional disclosure regarding these forward starting swaps.  On July 18, 2008 the Company entered into a three-year, $175,000 Amended and Restated Credit Agreement with seven financial institutions led by JPMorgan Chase Bank, N.A.  The credit agreement amended and restated the Company’s existing five-year, $200,000 revolving credit facility, which had been due to expire in October 2009.  The new facility will expire in July 2011.  The Company incurred $742 of fees to its creditors in conjunction with the Amended and Restated Credit Agreement which will be amortized as a component of interest expense over the term of the facility.  At March 31, 2009 and 2008, $87,000 and $69,000 was outstanding under the revolving credit facility, respectively.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements required the Company to maintain specified financial ratios and placed certain limitations on dividend payments and the acquisition of Modine common stock.  The Company was in violation of its quarterly interest expense coverage and leverage ratio covenants as of December 31, 2008 which constituted defaults under the debt agreements.

On February 17, 2009, the Company entered into a First Amendment to Credit Agreement and Waiver with its primary lenders and a Waiver and Second Amendment to the Note Purchase Agreements with the Senior Note holders.  These agreements waived the defaults which existed at December 31, 2008 and amended various provisions from the previous debt agreements.  The existing quarterly interest expense coverage and leverage ratios were temporarily replaced with the following minimum adjusted EBITDA levels:

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The interest expense coverage and leverage ratio covenants will become effective during the fourth quarter of fiscal 2010 based on the following ratios:

	Interest Expense Coverage	Leverage Ratio
	Ratio Covenant (Not	Covenant (Not Permitted
	Permitted to Be Less Than):	to Be Greater Than):
Fiscal quarter ending March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011 and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

In addition, the interest expense coverage ratio covenant calculation was also amended to be calculated as the ratio of adjusted EBITDA to interest expense.

Under the First Amendment to Credit Agreement and Waiver, interest rates were increased 300 basis points for the revolving credit facility.  Under the Waiver and Second Amendment to the Note Purchase Agreements, interest rates were increased to 10.0 percent for the 2015 Notes, and to 10.75 percent for the 2017 Notes and 2018 Notes.  If the Company obtains a credit rating of BBB flat or better, the interest rates will immediately be reduced by 2.5 percentage points for all Senior Notes.  The Company will be required to make principal payments of $4,688 quarterly beginning December 29, 2011 for the 2015 Notes, principal payments of $3,125 quarterly beginning March 7, 2014 for the 2017 Notes, and principal payments of $1,563 quarterly beginning March 7, 2014 for the 2018 Notes.  The maturity date of the 2018 Notes was accelerated to December 7, 2017.  The Company incurred fees of $3,134 to its creditors in conjunction with these amendments which will be capitalized and amortized as a component of interest expense over the life of the applicable agreements in accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

In addition, various other changes were made as part of the amendments as follows:

•
The Company is providing to its primary lenders and holders of notes a blanket lien on all domestic assets; certain of the Company’s domestic subsidiaries are guaranteeing the Company’s outstanding borrowings; and 65% of the Company’s and domestic guarantors’ stock in foreign subsidiaries is pledged;

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

•
The Company was required to deposit $10,000 of cash collateral with JPMorgan Chase Bank, N.A. as security for unrealized losses on commodity derivatives where JPMorgan Chase Bank, N.A. is the counterparty.  See Note 20 for further discussion of these commodity derivatives; and

•
Other amendments are added, including restrictions on dividend payments and acquisitions, required prepayments and aggregate commitment reductions for certain capital stock transactions, and provisions for the hiring of financial advisors.

After giving consideration to the amendments and waivers the Company received during the fiscal year, the Company was in compliance with its debt covenants as of March 31, 2009.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Long-term debt matures as follows:

Years ending March 31

2010	$196
2011	270
2012	96,652
2013	19,036
2014	23,734
2015 & beyond	104,290

Modine also maintains credit agreements with foreign banks.  The foreign unused lines of credit at March 31, 2009 were approximately $11,200.  Domestic unused lines of credit at March 31, 2009, were $88,000.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a 20,000 euro ($26,983 U.S. equivalent) Credit Facility Agreement with Deutsche Bank AG.  The credit facility is available until May 14, 2010 and is secured by the assets of Modine Holding GmbH and its subsidiaries.  Under the terms of the First Amendment to Credit Agreement and Waiver, the availability under the domestic revolving credit facility has been reduced by $15,000 upon the effective date of the Deutsche Bank AG credit facility.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial covenants and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. At March 31, 2009 and 2008, the carrying value of Modine's long-term debt approximated fair value, with the exception of the 2015 Notes, which has a fair value of approximately $62,835 and $77,000 at March 31, 2009 and 2008, respectively, and the 2017 Notes and 2018 Notes, which have a fair value of approximately $61,583 and $82,200 at March 31, 2009 and 2008, respectively.

At March 31, 2009, the Company had short-term debt of $5,036 primarily consisting of short-term borrowings at foreign locations.

Interest expense charged to earnings was as follows:

Years ending March 31	2009	2008	2007

Gross interest cost	$14,697	$11,543	$9,070
Capitalized interest on major construction projects	(922)	(473)	(838)
Interest expense	$13,775	$11,070	$8,232

Note 19:  Financial instruments/concentrations of credit risk

The Company invests excess cash in investment quality, short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  In fiscal 2009, 2008 and 2007, one customer accounted for ten percent or more of total Company sales.  Sales to the Company’s top ten customers were approximately 59 percent, 57 percent and 64 percent of total annual sales in fiscal 2009, 2008 and 2007, respectively.  At March 31, 2009, 2008 and 2007, approximately 43 percent, 51 percent and 52 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors.  To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news.  Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs for the periods presented have been below one percent of outstanding trade receivable balances at respective year-ends.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At March 31, 2009, the Company had an inter-company loan totaling $14,900 to its wholly owned subsidiary, Modine Brazil that matures on May 8, 2011.  On June 21, 2007, the Company entered into a zero cost collar that expired on March 31, 2008 to hedge the foreign exchange exposure on the principal amount of the loan.  This collar was settled on March 31, 2008 for a loss of 3,896 reais ($2,279 U.S. equivalent).  On March 31, 2008, the Company entered into a purchased option contract that expires on April 1, 2009 to hedge the foreign exchange exposure on $15,000 of the inter-company loan.  The derivative instruments were not being treated as hedges, and accordingly, transaction gains or losses on the derivatives were recorded in other expense (income) – net in the consolidated statement of operations and acts to offset any currency movement on the outstanding loan receivable.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1,838.  During fiscal 2009, Modine Brazil paid $5,140 on this inter-company loan.  See also Note 20 for further discussion of derivative instruments.

The Company also has other inter-company loans outstanding at March 31, 2009 as follows:

•	$9,568 loan to its wholly-owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013; and

•	$12,000 between two loans to its wholly-owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012.

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

Under SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, derivative financial instruments are required to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instruments depends on whether it has been designed, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company enters into future contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.

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

As of March 31, 2009, the Company had no outstanding forward foreign exchange contracts.  As of March 31, 2008, the Company had no outstanding forward foreign exchange contracts, with the exception of the purchased option contracts to hedge the foreign exchange exposure on the $15,000 Modine Brazil loan which is discussed in Note 19.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.  As of March 31, 2009 and 2008, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

Interest rate derivative: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive (loss) income, and are being amortized to interest expense over the respective lives of the borrowings.

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2009 are as follows:

	Balance Sheet Location	March 31, 2009
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$9,276

Derivatives not designated as hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$683

The amounts recorded in accumulated other comprehensive (loss) income (AOCI) and in the consolidated statement of operations for the year ended March 31, 2009 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$10,053	Cost of sales	$4,511
Interest rate derivative	1,457	Interest expense	340
Total	$11,510		$4,851

		Location of Loss (Gain) Recognized in Income	Amount of Loss (Gain) Recognized in Income
Derivatives not designated:
Commodity derivatives		Cost of sales	$4,397
Foreign exchange contracts		Other expense (income)	(1,440)
Total			$2,957

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 21:  Fair value measurements

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

At March 31, 2009, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,189	$-	$-	$1,189
Total assets	$1,189	$-	$-	$1,189

Liabilities:
Derivative financial instruments	$-	$(9,959)	$-	$(9,959)
Deferred compensation obligation	(1,449)	-	-	(1,449)
Total liabilitites	$(1,449)	$(9,959)	$-	$(11,408)

Note 22:  Product warranties, guarantees and other commitments

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

Changes in the warranty liability were as follows:

Years ended March 31	2009	2008

Balance, April 1	$14,459	$12,246
Accruals for warranties issued in current period	5,527	6,696
(Reversals) accruals related to pre-existing warranties	(770)	1,969
Settlements made	(8,406)	(7,764)
Effect of exchange rate changes	(1,184)	1,312
Balance, March 31	$9,626	$14,459

Indemnification agreements:  From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period.  The fair value of the Company’s outstanding indemnifications at March 31, 2009 is not material.

Commitments:  At March 31, 2009, the Company had capital expenditure commitments of $58,827.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America, along with the expansion in Asia.  The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities.  In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 23:  Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2007, 2008 and 2009:

	Common stock		Treasury stock at cost
	Shares	Amount	Shares	Amount

Balance, March 31, 2006	33,210	$20,756	(404)	$(11,212)
Purchase of treasury stock	-	-	(49)	(1,256)
Stock repurchase programs	(503)	(314)	-	-
Stock options and awards	165	103	-	-
Balance, March 31, 2007	32,872	20,545	(453)	(12,468)
Purchase of treasury stock	-	-	(42)	(835)
Stock repurchase programs	(250)	(156)	-	-
Stock options and awards	166	103	-	-
Balance, March 31, 2008	32,788	20,492	(495)	(13,303)
Purchase of treasury stock	-	-	(54)	(594)
Stock options and awards	2	2	-	-
Balance, March 31, 2009	32,790	$20,494	(549)	$(13,897)

During fiscal 2006, the Company announced two common share repurchase programs approved by the Board of Directors.  The first program, announced on May 18, 2005, was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006.  During the year ended March 31, 2008, 250 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of $6,870.  No shares were repurchased under the anti-dilution portion of this program during fiscal 2007 and 2009.

On January 26, 2006, the Company announced a second share repurchase program, which authorized the repurchase of up to ten percent of the Company’s outstanding shares over an 18-month period of time, which expired on July 26, 2007.  During the twelve months ended March 31, 2007, 503 shares were purchased under this program at an average cost of $26.38 per share, or a total of $13,263.  No share repurchases were made under this program during fiscal 2008.

The repurchases under the two programs were made from time to time at then-current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions.  The Company has retired shares acquired pursuant to the programs, and the retired shares have been returned to the status of authorized but un-issued shares.

During fiscal 2009, 2008 and 2007, the Company repurchased 54, 42 and 49 shares of stock, respectively, for a cost of $594, $835, and $1,256, respectively.  The Company, pursuant to its equity compensation plans, gave participants the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s tax withholding obligations.  These shares are held as treasury shares.

The Company is prohibited from making future purchases under these authorized programs under the First Amendment to Credit Agreement and Waiver with its primary lenders and the Waiver and Second Amendment to Note Purchase Agreements with the Senior Note holders entered into on February 17, 2009.

Note 24:  Accumulated other comprehensive (loss) income

Comprehensive (loss) income includes net (loss) earnings, foreign currency translation adjustments, the change in SFAS No. 158 benefit plan adjustment and the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholders’ equity.  The Company’s total comprehensive (loss) income was $(232,564), $2,744 and $75,043 for fiscal 2009, 2008 and 2007, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The components of accumulated other comprehensive (loss) income at year end were as follows:

March 31	2009	2008

Unrealized foreign currency translation adjustments	$12,355	$103,723
Net investment hedge adjustment	5,626	5,626
Net loss on derivative instruments designated as cash flow hedge, net of tax	(11,510)	(373)
Defined benefit plans, net of tax	(69,365)	(47,918)
Accumulated other comprehensive (loss) income	$(62,894)	$61,058

From time to time, the Company has managed its currency exposure related to the net assets of Modine’s European subsidiaries through euro-denominated borrowings entered into by the parent.  During fiscal 2008, the Company recorded an adjustment to accumulated other comprehensive (loss) income of $5,626 to properly reflect the income tax ramifications of net losses related to the foreign-currency-denominated debt recorded in the cumulative translation adjustment over the past several fiscal years.  This adjustment was made during fiscal 2008 as it was deemed immaterial to the Company’s financial position for the current period and all previously reported periods.  This adjustment had no impact on the Company’s net (loss) earnings for the current period or any period previously reported.

Note 25:  Stock purchase, option and award plans

The Company’s long-term stock-based incentive plans for employees consist of the following: (1) a discretionary stock option program for top managers and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of a stock option component, retention restricted stock component and a performance stock component.  The performance component of the long-term incentive compensation program consists of an earnings per share measure (weighted at 60 percent) based on a cumulative three-year period and a total shareholder return measure (weighted at 40 percent) compared to the performance of the S&P 500 (stock price change and dividends) over the same three year period.

In addition to the long-term stock-based incentive plans for employees, stock options and stock awards may be granted to non-employee directors.  The Board or the Officer Nomination and Compensation Committee, as applicable, have the broad discretionary authority to set the terms of the awards of stock under the plan.  Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant. Unrestricted stock awards granted vest immediately.

The fulfillment of equity based grants is currently being accomplished through the issuance of new common shares.  Under the Company’s 2008 Incentive Compensation Plan, 2,471 shares are available for the granting of additional options and awards.

SFAS No. 123(R) requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for stock-based incentive plans (excess tax benefits) to be classified as financing cash flows.  The excess tax benefits realized for the tax deductions from stock-based incentive plans for the year ended March 31, 2007 was $382.  During fiscal 2008, $124 of this amount was reversed as it was ultimately not realizable given the current U.S. tax loss situation.  As of March 31, 2009, $810 of carryforwards related to windfall tax benefits are available to be recorded in additional paid-in capital when realized.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Stock Options:  There were no stock option awards granted during fiscal 2009.  The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for stock options granted in fiscal 2008 and 2007:

	2008	2007
Weighted average fair value of options	$3.21	$6.98
Risk-free interest rate	2.97%	4.76%
Expected volatility of the Company's stock	30.06%	27.70%
Expected dividend yield on the Company's stock	3.17%	2.40%
Expected life of options - years	6.1	5.0
Expected pre-vesting forfeiture rate	0%	0%

Stock options granted have an exercise price equal to the fair market value of the common stock on the date of grant.  The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted.  The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield of the stock is based on the Company’s historical dividend yield.  The expected lives of the awards are based on historical patterns and the terms of the options.  For fiscal 2008, the majority of the options awarded vested at grant, except for employees who had not completed one year of service which comprised a small portion of the overall grants.  The remaining portion of the options granted in fiscal 2008 vested 25% at grant date and 25% annually thereafter for the next three years.  For fiscal 2007, all options were vested at grant except for employees which had not completed one year of service.  No options were awarded with graded vesting features in fiscal 2007.  A pre-vesting forfeiture rate of zero was used for these periods as historical experience has indicated that employees seldom leave before completing the required service period.

Compensation expense recorded in fiscal 2009, 2008 and 2007 related to stock options was $72, $1,065 and $1,885 respectively, which included stock options granted in fiscal 2008 and fiscal 2007 and stock options that were outstanding and unvested at the April 2006 adoption date of SFAS No. 123(R) because the requisite one-year service period had not been completed.  The total fair value of stock options vesting during the year ended March 31, 2009 was $83.  As of March 31, 2009, the total compensation expense not yet recognized related to non-vested stock options was $40 and the weighted average period in which the remaining expense is expected to be recognized is approximately 1.8 years.

A summary of the stock option activity for the years ended March 31, 2009, 2008 and 2007 is as follows:

Years ended March 31	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, April 1	2,672	$25.06	2,503	$27.46	2,565	$27.10
Granted	-	-	417	13.57	247	27.22
Exercised	(2)	11.94	(37)	18.93	(140)	20.85
Forfeited or expired	(198)	32.11	(211)	31.95	(169)	27.15
Outstanding, March 31	2,472	$24.51	2,672	$25.06	2,503	$27.46

Exercisable, March 31	2,457	$24.58	2,635	$25.19	2,495	$27.46

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The accompanying table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
		contractual	exercise		exercise
Range of exercise prices	Shares	life (years)	price	Shares	price
$9.62 - $14.43	408	8.8	$13.32	393	$13.32
$16.12 - $21.17	248	3.8	19.70	248	19.70
$22.24 - $27.89	860	3.6	24.65	860	24.65
$28.48 - $33.74	956	5.4	30.42	956	30.42
$9.62 - $33.74	2,472	5.2	$24.51	2,457	$24.58

The stock options do not have an aggregate intrinsic value at March 31, 2009 since the closing price of Modine common shares on the last trading day of fiscal 2009 did not exceed the exercise price of any of the stock options.

Additional information related to stock options exercised during the years ended March 31, 2009, 2008 and 2007 were as follows:

Years ended March 31	2009	2008	2007

Intrinsic value of stock options exercised	$8	$310	$571
Proceeds from stock options exercised	$18	$701	$2,914
Tax benefits realized from non-qualified stock options and disqualified incentive stock option exercises	$-	$-	$145

Restricted Stock:  A summary of the restricted stock activity for the fiscal years ended March 31, 2009, 2008 and 2007 is as follows:

Years ended March 31	2009		2008		2007
	Weighted	Shares	Weighted	Shares	Weighted	Shares
	average	subject to	average	subject to	average	subject to
	price	restrictions	price	restrictions	price	restrictions
Non-vested balance, April 1	$22.51	232	$27.71	301	$27.41	433
Granted	14.64	17	15.38	129	26.42	68
Vested	22.32	(144)	25.22	(197)	26.57	(157)
Forfeited	20.61	(14)	27.22	(1)	26.77	(43)
Non-vested balance, March 31	$20.98	91	$22.51	232	$27.71	301

At March 31, 2009, Modine had approximately $1,380 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized over a weighted average period of 1.9 years.  The amounts charged to operations using straight-line amortization in fiscal 2009, 2008 and 2007 were $2,685, $4,678, and $3,555, respectively.  Under the Company’s restricted award provisions, employees of foreign subsidiaries may elect to receive cash in lieu of stock for awards which vest immediately.  There were no cash elections made in fiscal 2009.   In fiscal 2008, $30 of cash elections were made and recorded directly to compensation expense.

Retention restricted stock awards are granted at fair market value and vest annually over a period of four years.  As required by SFAS No. 123(R), management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest.  A cumulative adjustment (net of income taxes) of $70 was recorded in the first quarter of fiscal 2007, reducing the compensation expense recognized on non-vested restricted shares upon the adoption of SFAS No. 123(R) on April 1, 2006.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Restricted Stock – Performance Based Shares:  The performance portion of the restricted stock award program consists of two performance measures - an earnings per share (EPS) measure and a Total Shareholder Return (TSR) measure.  Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved.  A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously.  Based upon current projections of probable attainment of the EPS portions of the performance award, there was no expense recorded relative to the fiscal 2009, 2008 and 2007 grants.  During fiscal 2009, $458 of expense was reversed relative to the fiscal 2008 EPS portions of the performance awards based upon the current assessment of probable attainment.  For the years ended March 31, 2009, 2008, and 2007, Modine recorded $935, $1,740, and $1,218 respectively, in compensation expense resulting from the TSR portion of the performance award.   Based upon performance calculations performed by management through March 31, 2009, no shares would be issued under the TSR portion of the performance goals.  If the TSR portion of the performance goals is not achieved at the end of each three year period, compensation expense recorded will not be reversed because awards with a market condition are recognized provided the requisite service period is fulfilled by the employees.  The fair value of the TSR portions of the award granted in fiscal 2009, 2008 and 2007 were estimated using a Monte Carlo valuation model.  The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2008	May 2007	May 2006
	Grant	Grant	Grant

Expected life of award - years	3	3	3
Risk-free interest rate	2.68%	4.96%	4.96%
Expected volatility of the Company's stock	36.00%	29.60%	31.40%
Expected dividend yield on the Company's stock	2.50%	2.88%	2.19%
Expected forfeiture rate	1.50%	1.50%	1.50%

At March 31, 2009, Modine had approximately $1,180 of total unrecognized compensation cost related to unvested performance based restricted stock.  That cost is expected to be recognized over a weighted average period of 1.8 years.

Note 26:  Segment and geographic information

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

Years ended March 31	2009	2008	2007
Sales :
Original Equipment – Asia	$17,405	$14,984	$9,385
Original Equipment – Europe	597,361	757,658	598,171
Original Equipment – North America	481,769	521,112	667,889
South America	136,415	136,933	86,410
Commercial Products	187,723	198,101	178,630
Fuel Cell	17,739	3,335	4,605
Segment sales	1,438,412	1,632,123	1,545,090
Corporate and administrative	3,166	3,955	4,500
Eliminations	(32,864)	(34,406)	(24,098)
Sales from continuing operations	$1,408,714	$1,601,672	$1,525,492

Operating earnings (loss):
Original Equipment – Asia	$(9,187)	$(6,489)	$(229)
Original Equipment – Europe	(20,822)	84,531	63,780
Original Equipment – North America	(27,052)	(45,241)	44,707
South America	11,903	10,991	5,270
Commercial Products	14,468	8,785	7,343
Fuel Cell	9,985	(1,828)	(815)
Segment earnings	(20,705)	50,749	120,056
Corporate and administrative	(65,898)	(64,772)	(71,560)
Eliminations	(115)	80	19
Other items not allocated to segments	(16,235)	(2,676)	(1,953)
(Loss) earnings from continuing operations before income taxes	$(102,953)	$(16,619)	$46,562

Inter-segment sales are accounted for based on an established markup over production costs.  Sales eliminations represent the elimination of inter-segment sales.  Operating loss for corporate and administrative includes certain research and development costs, legal, finance and other general corporate expenses.  It also includes a percentage of the central services costs not directly attributable to a reportable segment.  Other items not allocated to segments primarily include interest expense, interest income, foreign currency transaction gains/losses and equity in the earnings of non-consolidated affiliates.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of assets by segment:

March 31	2009	2008
Assets:
Original Equipment – Asia	$46,539	$35,354
Original Equipment – Europe	338,819	489,512
Original Equipment – North America	174,803	213,707
South America	66,620	99,289
Commercial Products	75,967	96,120
Fuel Cell	2,678	1,737
Corporate and administrative	95,649	118,490
Assets held for sale	63,501	136,583
Eliminations	(12,444)	(22,509)
Total assets	$852,132	$1,168,283

Assets:  Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates, intangibles and significant long-lived assets.  Eliminations consist primarily of trade and other receivables and property, plant and equipment.  In fiscal 2009, the weakening of the euro against the U.S. dollar decreased the value of assets reported in the Original Equipment – Europe segment, from the year before, by approximately 16 percent.  Additionally, the value of the Brazil real weakened and decreased the value of assets reported in the South America segment by approximately 24 percent against the U.S. dollar.

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2009	2008	2007
Capital expenditures:
Original Equipment – Asia	$16,047	$15,236	$2,839
Original Equipment – Europe	54,485	35,892	22,260
Original Equipment – North America	26,352	23,073	25,486
South America	3,970	7,385	3,511
Commercial Products	2,157	1,595	6,476
Fuel Cell	249	589	546
Corporate and administrative	(652)	1,408	15,114
Eliminations	-	-	(58)
Capital expenditures - continuing operations	102,608	85,178	76,174
Capital expenditures - discontinued operations	653	4,262	7,372
Total capital expenditures	$103,261	$89,440	$83,546

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

March 31	2009	2008	2007
Depreciation and amortization expense:
Original Equipment – Asia	$1,360	$385	$63
Original Equipment – Europe	30,355	30,842	25,260
Original Equipment – North America	18,603	22,644	20,862
South America	3,702	3,983	2,722
Commercial Products	4,604	5,197	4,511
Fuel Cell	148	59	11
Corporate and administrative	10,509	11,167	10,187
Eliminations	(81)	(82)	(99)
Depreciation and amortization expense – continuing operations	69,200	74,195	63,517
Depreciation and amortization expense – discontinued operations	4,134	7,591	7,911
Total depreciation and amortization expense	$73,334	$81,786	$71,428

Geographic data: Following is a summary of net sales by geographical area:

Years ended March 31	2009	2008	2007
Net sales by country:
Brazil	$136,415	$136,933	$86,410
Germany	322,744	429,579	348,641
United States	538,944	570,704	725,494
Other	410,611	464,456	364,947
Total net sales	$1,408,714	$1,601,672	$1,525,492

Sales:  Net sales are attributed to countries based on the location of the selling unit.

Following is a summary of long-lived assets by geographical area:

March 31	2009	2008
Long-lived assets:
Germany	$156,054	$206,564
United States	169,514	182,855
Other	166,919	179,576
Eliminations	(534)	(421)
Long-lived assets	491,953	568,574
Assets held for sale	34,328	66,418
Total long-lived assets	$526,281	$634,992

Long-lived assets:  Long-lived assets are primarily property, plant and equipment, but also include investments, goodwill and other intangible assets, and other noncurrent assets.  Assets held for sale includes assets related to the South Korean and Electronics Cooling businesses.  Eliminations are primarily inter-company sales of property, plant and equipment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Product Sales: Following is a summary of net sales by product type:

Years ended March 31	2009	2008	2007
Modules/packages	$417,517	$466,090	$470,135
Oil coolers	219,247	271,706	225,088
Radiators	225,348	249,793	248,601
Building HVAC	156,075	168,566	150,737
Charge-air coolers	131,668	140,892	166,459
EGR coolers	103,725	157,680	144,971
Vehicular air conditioning	54,884	67,533	73,833
Other	100,250	79,412	45,668
Total net sales	$1,408,714	$1,601,672	$1,525,492

Note 27:  Contingencies and litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial and economic markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

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

Credit risk:  The recent adverse events in the global financial markets have increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages credit risks through its focus on the following:

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

Counterparty risks:  The recent adverse events in the global financial and economic markets have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough review of customer credit reports and accounts receivable aging reports by an internal credit committee;
•	Suppliers – implementation of a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have acceptable credit ratings to the Company.

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of three sites with which the Company had involvement.  These sites include: Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), and a scrap metal site known as Chemetco (Illinois).  These sites are not Company owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low. Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Costs anticipated for the remedial settlement of these sites cannot be reasonably defined at this time; however those costs are not believed to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.  Modine is voluntarily participating in the care for an inactive landfill owned by the City of Trenton (Missouri).

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States, Brazil, and The Netherlands.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.

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

Other litigation:  In June 2004, the Servicio de Administracion Tributaria in Nuevo Laredo, Mexico, where the Company operates a plant in its Commercial Products segment, notified the Company of a tax assessment based primarily on the administrative authority’s belief that the Company (i) imported goods not covered by the Maquila program and (ii) that it imported goods under a different tariff classification than the ones approved.  The Company filed a Nullity Tax Action with the Federal Tax Court (Tribunal Federal de Justicia Fiscal y Adminstrativa) in Monterrey, Mexico, and received a favorable ruling from the Federal Tax Court in the third quarter of fiscal 2008.  The ruling of the Federal Tax Court was appealed by the Servicio de Administracion Tributaria.  The appeal was decided favorably to the Company during the third quarter of fiscal 2009 and, subsequent to the conclusion of the fiscal year, Servicio de Administracion Tributaria closed the matter without liability on the part of the Company.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $1,976 and $4,332 at March 31, 2009 and 2008, respectively.  The Company recorded charges of $380 and $4,616, net of insurance recoveries, for the years ended March 31, 2009 and 2008, respectively, in the statements of operations related to these matters. Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Employee agreements:  The Company has employment agreements with certain key employees that provide for compensation and certain other benefits.  The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a material change in control.  In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments which would be required under the employment contractsare estimated to be approximately $15,000 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 28:  Quarterly financial data (unaudited)

Quarterly financial data is summarized below for the fiscal years ended March 31, 2009 and 2008:

Fiscal 2009 quarters ended	June	Sept.	Dec.	March

Net sales	$437,871	$390,487	$325,579	$254,777
Gross profit	72,851	52,630	37,906	23,647
Earnings (loss) from continuing operations (a) (b)	6,584	(12,907)	(56,511)	(40,763)
Net earnings (loss)	7,786	(13,225)	(56,057)	(47,116)
Earnings (loss) per share of common stock from continuing operations:
Basic	$0.21	$(0.40)	$(1.76)	$(1.27)
Diluted	0.20	(0.40)	(1.76)	(1.27)
Net earnings (loss) per share of common stock
Basic	$0.24	$(0.41)	$(1.75)	$(1.47)
Diluted	0.24	(0.41)	(1.75)	(1.47)

Fiscal 2008 quarters ended	June	Sept.	Dec.	March

Net sales	$376,472	$369,551	$408,050	$447,599
Gross profit	64,636	56,234	60,659	61,271
Earnings (loss) from continuing operations (c) (d)	10,750	10,050	(56,888)	(18,339)
Net earnings (loss)	11,001	10,358	(54,810)	(35,182)
Earnings (loss) per share of common stock from continuing operations:
Basic	$0.33	$0.31	$(1.78)	$(0.57)
Diluted	$0.33	$0.31	$(1.78)	$(0.57)
Net earnings (loss) per share of common stock
Basic	$0.34	$0.32	$(1.72)	$(1.10)
Diluted	$0.34	$0.32	$(1.72)	$(1.10)

(a)           The 3rd quarter of fiscal 2009 includes a goodwill impairment charge of $9,005, long-lived asset impairment charges of $18,337, and restructuring charges of $25,311.
(b)           The 4th quarter of fiscal 2009 includes long-lived asset impairment charges of $13,228.
(c)           The 3rd quarter of fiscal 2008 includes a goodwill impairment charge of $23,769, long-lived asset impairment charge of $7,686 and a deferred tax valuation allowance of $40,435.
(d)           The 4th quarter of fiscal 2008 includes long-lived asset impairment charges of $3,888 and a deferred tax valuation allowance of $17,589.

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the reporting year end of its foreign subsidiaries in 2009 and the manner in which it accounts for uncertain tax positions and defined benefit pension and postretirement plans in 2008.

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
June 5, 2009

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management.  Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.” Based on this assessment and the above referenced criteria, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company determined that as of March 31, 2008, it did not maintain effective controls over reconciliations within the Original Equipment – Europe segment, affecting accounts receivable, accounts payable and value added tax liability.  Specifically, controls were not operating effectively to ensure that account reconciliations were completely and accurately prepared and reviewed and there was a lack of sufficient oversight or review of trial balances at the plant level.  This control deficiency resulted in adjustments of our accounts receivable, accounts payable and value added tax liability in the Company’s consolidated financial statements for the year ended March 31, 2008.  Accordingly, management concluded that this deficiency constituted a material weakness.

The Company implemented a remediation plan of enhanced controls and procedures to address this material weakness.  Specific steps that have been taken for the control deficiencies that comprised the material weakness described above are as follows:

1.
A standardized workplan was established for the financial accounting group in Europe which identifies required actions to be performed (i.e. account reconciliations, trial balance reviews), the frequency which these actions are to be completed and who is required to perform these actions.

2.	Appropriate monitoring procedures were established at the Europe consolidated level over the plants and at the Corporate consolidated level to ensure compliance with the standardized workplan.

Management has concluded that the actions taken have remediated the material weakness in our internal control over financial reporting.  Other than the corrective measures noted above, there have been no changes in internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The information appearing in the Company's Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on July 23, 2009 (the “2009 Annual Meeting Proxy Statement”) under the caption “Election of Directors” is incorporated herein by reference.

Executive Officers.  Information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the 2009 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics. The information appearing in the 2009 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics” is incorporated herein by reference.  The Company's Code of Ethics (labeled as the Guideline for Business Conduct) is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination & Compensation Committee, Pension Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investor Relations link).

Audit Committee Financial Expert. The information appearing in the 2009 Annual Meeting Proxy Statement under the caption “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the 2009 Annual Meeting Proxy Statement under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Guidelines on Corporate Governance.  The Board of Directors has adopted the Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The information appearing in the 2009 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates” is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2009 Annual Meeting Proxy Statement under the captions “Executive Compensation”; “Election of Directors – Compensation of Directors”, “Roles of the Board’s Committees: Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management”, and under the caption “Equity Compensation Plan Information,” in the 2009 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2009 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence”.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2009 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2009 and 2008.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007	48
Consolidated Balance Sheets at March 31, 2009 and 2008	49
Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007	50
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2008, 2007 and 2006	51
Notes to Consolidated Financial Statements	52-97
Report of Independent Registered Public Accounting Firm	98

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	103

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	104-107

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

Date: June 5, 2009	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke Thomas A. Burke President, Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2009

/s/ Bradley C. Richardson Bradley C. Richardson Executive Vice President – Corporate Strategy and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 5, 2009

/s/ Gary L. Neale Gary L. Neale Director	June 5, 2009

/s/ Charles P. Cooley Charles P. Cooley Director	June 5, 2009

/s/ Frank P. Incropera Frank P. Incropera Director	June 5, 2009

/s/ Frank W. Jones Frank W. Jones Director	June 5, 2009

/s/ Dennis J. Kuester Dennis J. Kuester Director	June 5, 2009

/s/ Vincent L. Martin Vincent L. Martin Director	June 5, 2009

/s/ Marsha C. Williams Marsha C. Williams Director	June 5, 2009

/s/ Michael T. Yonker Michael T. Yonker Director	June 5, 2009

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2009, 2008 and 2007
($ In Thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2009: Allowance for Doubtful Accounts	$2,218	$1,856	$(238)	(B)	$1,005	(A)	$2,831
Valuation Allowance for Deferred Tax Assets	$59,391	$33,004	$12,076	(B)	$-		$104,471

2008: Allowance for Doubtful Accounts	$1,511	$844	$309	(B)	$446	(A)	$2,218
Valuation Allowance for Deferred Tax Assets	$1,139	$57,917	$335	(B)	$-		$59,391

2007: Allowance for Doubtful Accounts	$1,239	$(228)	$734	(B)	$234	(A)	$1,511
Valuation Allowance for Deferred Tax Assets	$887	$167	$85	(B)	$-		$1,139

Notes:
(A) Bad debts charged off during the year
(B) Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2009 ANNUAL REPORT ON FORM 10-K

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

4.3
Note Purchase Agreement, dated as of September 29, 2005, among the Registrant and the Purchasers for the issuance and sale by the Registrant of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005.

4.4	Waiver letter dated December 11, 2007 relating to 4.91% Senior Notes due September 29, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 11, 2007.

4.5
First Amendment, dated as of February 1, 2008, to the Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 1, 2008 (“February 1, 2008 8-K”).

4.6
Waiver and Second Amendment, dated as of February 17, 2009, to the Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000.
Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 17, 2009 (“February 17, 2009 8-K”).

4.7
Note Purchase Agreement among the Registrant and the Purchasers for the issuance and sale by the Registrant of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2006.

4.8
First Amendment, dated as of February 1, 2008, to the Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.2 to February 1, 2008 8-K.

4.9
Waiver and Second Amendment, dated as of February 17, 2009, to the Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000.
Exhibit 10.2 to February 17, 2009 8-K.

4.10
Amended and Restated Credit Agreement dated as of July 18, 2008 among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG, U.S. Bank, National Association and Comerica Bank.
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2008 (“July 17, 2008 8-K”).

4.11
First Amendment to Credit Agreement and Waiver of the Amended and Restated Credit Agreement dated as of February 17, 2009 among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG, U.S. Bank, National Association and Comerica Bank.
Exhibit 10.1 to February 17, 2009 8-K.

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007 8-K (“June 15, 2007 8-K”).

10.3*	Employment Agreement between the Registrant and Bradley C. Richardson dated as of June 15, 2007.	Exhibit 10.2 to June 15, 2007 8-K.

10.4*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke and Bradley C. Richardson.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008.

10.5*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke and Bradley C. Richardson.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004 (“2004 10-K”).

10.6*	Employment Agreement, dated April 20, 2006, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10 to Registrant’s Current Report on Form 8-K dated April 20, 2006.

10.7*	Retirement Agreement between the Registrant and David B. Rayburn dated April 6, 2008.	Exhibit 10.1 to April 1, 2008 8-K.

10.8*	Retirement Agreement between the Registrant and James R. Rulseh dated January 17, 2009.	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended December 31, 2008.

10.9*	2000 Stock Incentive Plan for Non-Employee Directors (Amended and Restated as of March 16, 2005).	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.10*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.11*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.12*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.13*	Form of Incentive and Non-Qualified Stock Option Agreements.	Exhibit 10(q) to Registrant’s Form 10-K for the fiscal year ended March 31, 2001 (“200110-K”).

10.14*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10.15*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10.16*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.17*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 200110-K.

10.18*	Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10.19*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10.20*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Proxy Statement dated June 7, 2002.

10.21*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10.22*	Form of Stock Award Plan.***	Exhibit 10(p) to 2001 10-K.

10.23*	Description of the Registrant’s Management Compensation Program.	Exhibit 10(w) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005.

10.24*	2008 Incentive Compensation Plan.	Exhibit 10.2 to July 17, 2008 8-K.

18.1	Preferability letter from PricewaterhouseCoopers LLP regarding a change in accounting principle dated August 11, 2008.	Exhibit 18.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2008.

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Bradley C. Richardson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

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