Form 10-Q
period 2009-06-30
MODINE MANUFACTURING CO
filed 2009-08-05
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☒    No ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 32,998,315 at July 30, 2009.

Index

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30
	2009	2008
Net sales	$253,632	$437,871
Cost of sales	217,767	365,021
Gross profit	35,865	72,850
Selling, general and administrative expenses	38,547	58,490
Restructuring expense (income)	1,196	(53)
Impairment of long-lived assets	994	134
(Loss) income from operations	(4,872)	14,279
Interest expense	5,459	2,623
Other income – net	(5,705)	(1,753)
(Loss) earnings from continuing operations before income taxes	(4,626)	13,409
Provision for income taxes	1,016	6,825
(Loss) earnings from continuing operations	(5,642)	6,584
(Loss) earnings from discontinued operations (net of income taxes)	(8,861)	354
Gain on sale of discontinued operations (net of income taxes)	-	849
Net (loss) earnings	$(14,503)	$7,787

(Loss) earnings from continuing operations per common share:
Basic	$(0.18)	$0.20
Diluted	$(0.18)	$0.20

Net (loss) earnings per common share:
Basic	$(0.45)	$0.24
Diluted	$(0.45)	$0.24

Dividends per share	$-	$0.10

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and March 31, 2009
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,745	$43,536
Short term investments	1,010	1,189
Trade receivables, less allowance for doubtful accounts of $2,896 and $2,831	128,171	122,266
Inventories	90,622	88,077
Assets held for sale	37,589	29,173
Deferred income taxes and other current assets	47,833	41,610
Total current assets	328,970	325,851
Noncurrent assets:
Property, plant and equipment – net	455,990	426,565
Investment in affiliates	7,916	11,268
Goodwill	29,483	25,639
Intangible assets – net	7,650	7,041
Assets held for sale	29,645	34,328
Other noncurrent assets	19,589	21,440
Total noncurrent assets	550,273	526,281
Total assets	$879,243	$852,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$40	$5,036
Long-term debt – current portion	207	196
Accounts payable	98,390	94,506
Accrued compensation and employee benefits	63,150	67,328
Income taxes	4,491	4,838
Liabilities of business held for sale	34,964	28,018
Accrued expenses and other current liabilities	45,825	51,111
Total current liabilities	247,067	251,033
Noncurrent liabilities:
Long-term debt	252,370	243,982
Deferred income taxes	12,624	9,979
Pensions	68,584	67,367
Postretirement benefits	9,346	9,558
Liabilities of business held for sale	13,968	12,181
Other noncurrent liabilities	15,365	14,195
Total noncurrent liabilities	372,257	357,262
Total liabilities	619,324	608,295
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 32,944 and 32,790 shares, respectively	20,590	20,494
Additional paid-in capital	73,814	72,800
Retained earnings	213,183	227,687
Accumulated other comprehensive loss	(33,416)	(62,894)
Treasury stock at cost: 554 and 549 shares	(13,922)	(13,897)
Deferred compensation trust	(330)	(353)
Total shareholders' equity	259,919	243,837
Total liabilities and shareholders' equity	$879,243	$852,132

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	Three months ended June 30
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(14,503)	$7,787
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	16,349	19,587
Impairment of long-lived assets	8,640	134
Other – net	(1,623)	(1,047)
Net changes in operating assets and liabilities, excluding dispositions	(879)	(11,343)
Net cash provided by operating activities	7,984	15,118

Cash flows from investing activities:
Expenditures for property, plant and equipment	(26,711)	(24,149)
Proceeds from dispositions of assets	2,498	10,801
Settlement of derivative contracts	(3,749)	657
Other – net	1,635	2,968
Net cash used for investing activities	(26,327)	(9,723)

Cash flows from financing activities:
Short-term debt – net	(7,124)	(4,215)
Borrowings of long-term debt	27,002	13,191
Repayments of long-term debt	(20,067)	(11,533)
Book overdrafts	(2,048)	7,243
Repurchase of common stock, treasury and retirement	(24)	(486)
Cash dividends paid	-	(3,224)
Other – net	(54)	5
Net cash (used for) provided by financing activities	(2,315)	981

Effect of exchange rate changes on cash	2,135	101
Change in cash balances held for sale	(1,268)	-
Net (decrease) increase in cash and cash equivalents	(19,791)	6,477

Cash and cash equivalents at beginning of period	43,536	38,595
Cash and cash equivalents at end of period	$23,745	$45,072

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2009 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments except for the adoption of the new accounting standard impacting earnings per share discussed in Note 7 that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2009.

Loss from continuing operations:  During the three months ended June 30, 2009, the Company reported a loss from continuing operations of $5,642 which represents a significant reduction from the earnings from continuing operations of $6,584 reported for the three months ended June 30, 2008.  This reduction is largely due to the weakened global economy and its impact on sales.  Net sales decreased $184,239, or 42.1 percent, from the three months ended June 30, 2008 to the three months ended June 30, 2009.  This significant decline in sales contributed to an underabsorption of fixed overhead costs due to excess capacity in the Company’s manufacturing facilities, resulting in a decrease in gross profit.

Selling, general and administrative (SG&A) expenses were $38,547 for the three months ended June 30, 2009 as compared to $58,490 for the three months ended June 30, 2008.  This decline of $19,943, or 34.1 percent, is the result of the Company’s execution on the strategies of its four-point recovery plan, which include manufacturing realignment, portfolio rationalization, SG&A reduction and capital allocation discipline.

Liquidity:  The Company’s debt agreements require it to maintain compliance with various covenants.  The most restrictive limitation through the third quarter of fiscal 2010 is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as the Company’s (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $14,000 of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.

The following presents the minimum adjusted EBITDA level requirements which the Company is required to comply with through the fourth quarter of fiscal 2010:

For the two consecutive quarters ended June 30, 2009	$(22,000)
For the three consecutive quarters ended September 30, 2009	(14,000)
For the four consecutive quarters ended December 31, 2009	1,750
For the four consecutive quarters ended March 31, 2010	35,000

The Company’s financial results exceeded the minimum adjusted EBITDA requirement by approximately $41,000 for the two consecutive quarters ended June 30, 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In addition to the minimum adjusted EBITDA covenant, the Company is not permitted to incur capital expenditures greater than $65,000 for fiscal year 2010 and greater than $70,000 for all fiscal years thereafter under the terms of the agreements.  The Company expects to remain in compliance with this covenant in fiscal 2010 and beyond.

Beginning with the fourth quarter of fiscal 2010, the Company becomes subject to an adjusted EBITDA to interest expense (interest expense coverage ratio) and a debt to adjusted EBITDA (leverage ratio) covenant as follows:

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

The Company expects to remain in compliance with the minimum adjusted EBITDA levels through the third quarter of fiscal 2010 as the approximate $41,000 of excess adjusted EBITDA reported through the first quarter of fiscal 2010 will positively impact the next two quarters based on the cumulative nature of this covenant.  The Company is closely monitoring its expected ability to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the sensitivity of these covenants to changes in the Company’s future financial results.  The economic downturn has made it difficult to project future financial results based on uncertainty around the extent and timing of the global recession.  In contemplation of this uncertainty, the Company continues to closely monitor its actual monthly results and projected results for fiscal 2010 and has identified potential action items under the four-point recovery plan which it will implement, if needed, to remain in compliance with these financial covenants.  The Company expects to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the adjusted EBITDA recorded during the first quarter of fiscal 2010, the projected financial results for the remaining three quarters of fiscal 2010 and the additional action items available to the Company.  If the Company is unable to meet these covenants, its ability to access available lines of credit could be limited, its liquidity could be adversely affected and its debt obligations could be accelerated.  These circumstances could have a material adverse effect on the Company’s future results of operations, financial position and liquidity.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 2: Significant Accounting Policies

Restricted cash:  At June 30, 2009, the Company had long-term restricted cash of $9,075 included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.

Accounting standards changes and new accounting pronouncements:  In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination.”  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  The adoption of this standard did not have an impact on previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly owned and, as such, no non-controlling interests are currently reported in its consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   The adoption of this standard did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1) which require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP 107-1 and APB 28-1 were effective April 1, 2009.  As FSP 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  SFAS No. 165 was effective for the Company on June 30, 2009.  The Company reviewed events for inclusion in the financial statements through August 5, 2009, the date that the accompanying financial statements were issued.  The adoption of SFAS No. 165 did not impact the financial position or results of operations.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative GAAP in the United States superseding all existing non-SEC accounting and reporting standards.  After the effective date of the Codification, only one level of authoritative GAAP in the United States will exist and all other literature will be considered non-authoritative.  SFAS No.168 is effective for interim and annual periods ending on or after September 15, 2009.  The adoption of this standard will not have an effect on the Company’s consolidated financial statements, but will impact the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Note 3: Employee Benefit Plans

During the three months ended June 30, 2009 and 2008, the Company recorded compensation expense of $985 and $1,847, respectively, related to its defined contribution employee benefit plans.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 30, 2009 and 2008 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 30,	2009	2008	2009	2008
Service cost	$556	$700	$32	$63
Interest cost	3,602	3,492	165	464
Expected return on plan assets	(3,766)	(4,535)	-	-
Amortization of:
Unrecognized net loss (gain)	550	853	(594)	94
Unrecognized prior service cost	91	74	36	6
Net periodic benefit cost (income)	$1,033	$584	$(361)	$627

The amortization of unrecognized net gain on the postretirement plans is related to a modification made to the Modine Manufacturing Company Group Insurance Plan – Retiree Medical Plan effective January 1, 2009 which eliminated coverage for retired participants that are Medicare eligible.

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $1,108 and $740 for the three months ended June 30, 2009 and 2008, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  Based upon management’s assessment of probable attainment, $458 of compensation expense was reversed relative to the earnings per share component of the fiscal 2008 plan in the first quarter of fiscal 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
Type of award	Number Granted	Fair Value Per Award	Number Granted	Fair Value Per Award
Common stock options	666.1	$3.34	-	$-
Restricted common stock - retention	153.8	$5.01	3.6	$16.84
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	101.8	$19.49
Restricted common stock - performance based upon cumulative earnings per share	-	$-	209.2	$16.66

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Three months ended June 30,
	2009	2008
	Options	Performance Awards
Expected life of awards in years	6	3
Risk-free interest rate	3.19%	2.68%
Expected volatility of the Company's stock	72.95%	36.00%
Expected dividend yield on the Company's stock	0.00%	2.50%
Expected forfeiture rate	2.50%	1.50%

The Company is prohibited from making dividend payments under its current debt agreements resulting in an expected dividend yield of 0.00 percent on the Company’s stock.  The Company’s cash flow objectives for the foreseeable future are funding the business and capital expenditures.

As of June 30, 2009, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards which will be amortized over the weighted average remaining service periods is as follows:
Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,616	2.9
Restricted common stock - retention	1,810	2.6
Restricted common stock - performance	1,001	1.6
Total	$4,427	2.4

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended June 30
	2009	2008
Equity in earnings of non-consolidated affiliates	$409	$889
Interest income	194	438
Foreign currency transactions	3,560	156
Other non-operating income - net	1,542	270
Total other income - net	$5,705	$1,753

Foreign currency transactions for the three months ended June 30, 2009 were primarily comprised of foreign currency transaction gains on inter-company loans denominated in a foreign currency.

During the three months ended June 30, 2009, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for cash proceeds of $2,430 and a receivable of $2,430 expected to be collected in the second quarter of fiscal 2010, resulting in a gain of $1,465 included in other non-operating income – net.

Note 6: Income Taxes

For the three months ended June 30, 2009 and 2008, the Company’s effective income tax rate attributable to (loss) earnings from continuing operations before income taxes was 22.0 percent and 50.9 percent, respectively.  During the first quarter of fiscal 2010, the Company recorded a valuation allowance of $390 predominantly against net German deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the first quarter of fiscal 2009, the Company recorded a $4,833 valuation allowance primarily related to its net U.S. deferred tax assets.  The decrease in the effective tax rate from the prior year primarily relates to a reduction in the valuation allowance charge against net U.S. deferred tax assets recorded in the prior year.

Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” requires the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  In accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” the impact of the Company’s operations in the U.S., Germany and Italy should be removed from the overall effective tax rate methodology and separately recorded in the first quarter of fiscal 2010 as these operations generated year-to-date net operating losses for which no tax benefit can be recognized.  The quarterly income tax for the Company’s other foreign operations continue to be estimated under the effective tax rate methodology.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a reconciliation of the provision for income taxes and effective tax rates for the three months ended June 30, 2009:

	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(10,363)	$5,737	$(4,626)

(Benefit from) provision for income taxes at federal statutory rate	$(3,627)	$2,008	$(1,619)	(35.0%)
Taxes on non-U.S. earnings and losses and foreign rate differentials	1,978	(563)	1,415	30.6
Valuation allowance	(85)	475	390	8.4
Stock awards	516	-	516	11.2
Other, net	(72)	386	314	6.8
Provision for (benefit from) income taxes	$(1,290)	$2,306	$1,016	22.0%

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision more than offset the income tax benefit recognized on the domestic loss from continuing operations before income taxes, which resulted in a consolidated provision for income taxes despite the consolidated loss from continuing operations before income taxes.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the first quarter of fiscal 2010, the Company was not engaged in any routine income tax examinations by any taxing authority.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

As further discussed in Note 12, the South Korean business is presented as a discontinued operation in the comparative first quarter consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense of $51 and $853 for the quarters ended June 30, 2009 and 2008, respectively.  For the quarter ended June 30, 2008, the gain on sale and the earnings from discontinued operations of the Electronics Cooling business have been presented net of income tax expense of $1,583 and $78, respectively.

Note 7: Earnings Per Share

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share.  The Company adopted FSP 03-6-1 as of April 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively.  The adoption of this standard did not have any impact on the Company’s earnings per share for the three months ended June 30, 2009 and 2008.  The calculation of earnings per share for common stock shown below excludes the income attributable to the unvested restricted share units from the numerator and excludes the dilutive impact of those units from the denominator.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended June 30
	2009	2008
Basic and Diluted:
(Loss) earnings from continuing operations	$(5,642)	$6,584
Less: Dividends attributable to unvested shares	-	(19)
Net (loss) earnings from continuing operations available to common shareholders	(5,642)	6,565
Discontinued operations:
(Loss) earnings, net of taxes	(8,861)	354
Gain on sale of discontinued operations, net of taxes	-	849
Net (loss) earnings available to common shareholders	$(14,503)	$7,768

Basic Earnings Per Share:
Weighted average shares outstanding - basic	32,179	32,249

(Loss) earnings from continuing operations per common share	$(0.18)	$0.20
Discontinued operations:
(Loss) earnings, net of taxes	(0.27)	0.01
Gain on sale of discontinued operations, net of taxes	-	0.03
Net (loss) earnings per common share - basic	$(0.45)	$0.24

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	32,179	32,249
Effect of dilutive securities	-	64
Weighted average shares outstanding - diluted	32,179	32,313

(Loss) earnings from continuing operations per common share	$(0.18)	$0.20
Discontinued operations:
(Loss) earnings, net of taxes	(0.27)	0.01
Gain on sale of discontinued operations, net of taxes	-	0.03
Net (loss) earnings per common share - diluted	$(0.45)	$0.24

For the three months ended June 30, 2009, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 3,116 stock options and 217 restricted stock awards as these shares were anti-dilutive.  For the three months ended June 30, 2008, the calculation of diluted earnings per share excludes 2,258 stock options and 108 restricted stock awards as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive Income

Comprehensive income, which represents net (loss) earnings adjusted by the change in accumulated other comprehensive (loss) income was as follows:

	Three months ended June 30
	2009	2008
Net (loss) earnings	$(14,503)	$7,787
Foreign currency translation	26,775	2,825
Cash flow hedges	2,502	(143)
Change in benefit plan adjustment	201	640
Total comprehensive income	$14,975	$11,109

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	June 30, 2009	March 31, 2009
Raw materials and work in process	$64,927	$64,159
Finished goods	25,695	23,918
Total inventories	$90,622	$88,077

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2009	March 31, 2009
Gross property, plant and equipment	$1,108,211	$1,046,929
Less accumulated depreciation	(652,221)	(620,364)
Net property, plant and equipment	$455,990	$426,565

A long-lived asset impairment charge of $784 was recorded during the three months ended June 30, 2009.  The impairment charge included $766 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base.

A long-lived asset impairment charge of $134 was recorded in the Original Equipment – North America segment for assets related to a cancelled program during the three months ended June 30, 2008.

Note 11: Restructuring, Plant Closures and Other Related Costs

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

During fiscal 2009, the Company completed workforce reductions across all business segments.  The completed workforce reductions included approximately a 25 percent reduction of the workforce in the Company’s Racine, Wisconsin headquarters and a significant reduction throughout its European facilities including its European headquarters in Bonlanden, Germany.

Since the commencement of these plant closures and workforce reductions, the Company has incurred $35,523 of termination charges, $1,863 of pension curtailment charges and $11,403 of other closure costs in the aggregate.  Further additional costs which are anticipated to be incurred through fiscal 2011 are approximately $10,100; consisting of $2,000 of employee-related costs and $8,100 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $21,300 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three months ended June 30, 2009 and 2008 were comprised of the following related to the above-described restructuring activities:

	Three months ended June 30
	2009	2008
Termination Benefits:
Balance, April 1	$21,412	$5,161
Additions	1,300	187
Adjustments	(104)	(239)
Effect of exchange rate changes	555	-
Payments	(8,454)	(567)
Balance, June 30	$14,709	$4,542

The following is the summary of restructuring and other repositioning costs recorded related to the above-described programs during the three months ended June 30, 2009 and 2008:

	Three months ended June 30
	2009	2008
Restructuring expense (income):
Employee severance and related benefits	$1,196	$(53)

Other repositioning costs:
Consulting fees	962	1,257
Miscellaneous other closure costs	925	1,500
Total other repositioning costs	1,887	2,757
Total restructuring and other repositioning costs	$3,083	$2,704

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2009 as follows: $925 was recorded as a component of cost of sales; $962 was recorded as a component of selling, general and administrative expenses; and $1,196 was recorded as restructuring expense.  The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2008 as follows: $1,500 was recorded as a component of cost of sales; $1,257 was recorded as a component of selling, general and administrative expenses; and $53 was recorded as restructuring income.  The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 12: Discontinued Operations and Assets Held for Sale

During fiscal 2009, the Company announced the intended divestiture of the South Korean-based heating, ventilating and air conditioning (HVAC) business.  In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” it was determined during the fourth quarter of fiscal 2009 that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The South Korean business was formerly presented as part of the Original Equipment – Asia segment.  The balance sheet amounts of the South Korean business have been reclassified to assets held for sale and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.

During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,149, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,639 received in cash.   Transaction expenses of $437 were paid by the Company during the first quarter of fiscal 2009.  The Company recorded a gain on sale, net of income taxes, of $849 for the three months ended June 30, 2008.

The major classes of assets and liabilities held for sale at June 30, 2009 and March 31, 2009 included in the consolidated balance sheets were as follows:

	June 30, 2009	March 31, 2009
Assets held for sale:
Cash	$1,268	$-
Receivables - net	22,775	17,533
Inventories	10,769	9,097
Other current assets	2,777	2,543
Total current assets held for sale	37,589	29,173
Property, plant and equipment - net	28,779	33,500
Other noncurrent assets	866	828
Total noncurrent assets held for sale	29,645	34,328
Total assets held for sale	$67,234	$63,501

Liabilities of business held for sale:
Accounts payable	$28,160	$20,048
Accrued expenses and other current liabilities	6,804	7,970
Total current liabilities of business held for sale	34,964	28,018
Other noncurrent liabilities	13,968	12,181
Total liabilities of business held for sale	$48,932	$40,199

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following results of the South Korean and Electronics Cooling business have been presented as (loss) earnings from discontinued operations in the consolidated statement of operations:

	Three months ended June 30
	2009	2008
Net sales	$37,562	$64,167
Cost of sales and other expenses	46,372	61,299
(Loss) earnings before income taxes	(8,810)	2,868
Provision for income taxes	51	2,514
(Loss) earnings from discontinued operations	$(8,861)	$354

During the first quarter of fiscal 2010, the Company recorded a loss of $7,646 on the South Korean asset group to reduce its carrying value to the estimated fair value less costs to sell.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2010, by segment and in the aggregate, are summarized in the following table:

	OE - Asia	South America	Commercial Products	Total

Balance, March 31, 2009	$517	$10,632	$14,490	$25,639
Fluctuations in foreign currency	1	1,961	1,882	3,844
Balance, June 30, 2009	$518	$12,593	$16,372	$29,483

Intangible assets are comprised of the following:

	June 30, 2009			March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	9,241	(2,567)	6,674	8,395	(2,192)	6,203
Other intangibles	391	(258)	133	352	(204)	148
Total amortized intangible assets	13,584	(6,777)	6,807	12,699	(6,348)	6,351
Unamortized intangible assets:
Tradename	843	-	843	690	-	690
Total intangible assets	$14,427	$(6,777)	$7,650	$13,389	$(6,348)	$7,041

Amortization expense for the three months ended June 30, 2009 and 2008 was $171 and $272, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2010 through 2015 and beyond is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Fiscal Year	Estimated Amortization Expense

Remainder of 2010	$531
2011	708
2012	631
2013	616
2014	616
2015 & Beyond	3,705

Note 14: Indebtedness

The Company has $75,000, 10.0 percent Senior Notes issued in a private placement, maturing on September 29, 2015, and $50,000, 10.75 percent Senior Notes maturing on December 7, 2017 and $25,000, 10.75 percent Senior Notes maturing on December 7, 2017 issued in a second private placement.  The Company also has a $175,000 revolving credit facility which is due to expire in July 2011.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15,000 euro ($21,044 U.S. equivalent) with Deutsche Bank AG.  The credit facility is available until May 14, 2010 and is secured by the assets of Modine Holding GmbH and its subsidiaries.  Under the terms of the credit agreement, the availability under the domestic revolving credit facility has been reduced by $15,000 to $160,000 upon the effective date of the Deutsche Bank AG credit facility.

At June 30, 2009, $95,000 was outstanding under the revolving credit facility.  Provisions contained in the Company’s revolving credit facility and Senior Notes agreements require the Company to maintain compliance with various covenants including a minimum adjusted EBITDA level.  The Company was in compliance with its financial covenants as of June 30, 2009.

At June 30, 2009, the Company had $65,000 available for future borrowings under the revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe and Brazil, totaling $32,337.  In the aggregate, the Company had total available lines of credit of $97,337 at June 30, 2009.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2009 and March 31, 2009, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which has a fair value of approximately $125,193 and $124,418 at June 30, 2009 and March 31, 2009, respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 30, 2009 and March 31, 2009, approximately 41 percent and 43 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At June 30, 2009, the Company had an inter-company loan totaling $12,200 with its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011.  Modine Brazil paid $2,700 on this inter-company loan during the three months ended June 30, 2009.

The Company also has other inter-company loans outstanding at June 30, 2009 as follows:
•	$10,607 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure.

Note 16: Foreign Exchange Contracts/Derivatives/Hedges

Modine uses derivative financial instruments from time to time as a tool to manage certain financial risks.  Their use has been restricted primarily to hedging assets and obligations already held by Modine, and they have been used to protect cash flows rather than generate income or engage in speculative activity.  Leveraged derivatives are prohibited by Company policy.

Under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” derivative financial instruments are required to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instruments depends on whether it has been designed, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended June 30, 2009, the Company did not enter into any new futures contracts for commodities.

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated transactions.  Generally, these contracts have terms of 90 or fewer days.  The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings.  Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.  As of June 30, 2009, the Company had no outstanding forward foreign exchange contracts.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.  As of June 30, 2009, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

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

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2009 are as follows:

	Balance Sheet Location	June 30, 2009
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$5,430

The amounts recorded in accumulated other comprehensive (loss) income (AOCI) and in the consolidated statement of operations for the three months ended June 30, 2009 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$7,592	Cost of sales	$3,066
Interest rate derivative	1,372	Interest expense	85
Total	$8,964		$3,151

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 17: Fair Value Measurements

In accordance with SFAS No. 157, “Fair Value Measurements,” fair value measurements are classified under the following hierarchy:

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

When available, the Company used quoted market prices to determine fair value and classified such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

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

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include currency options and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB – or better.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

For the three months ended June 30, 2009, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,010	$-	$-	$1,010
Total assets	$1,010	$-	$-	$1,010

Liabilities:
Derivative financial instruments	$-	$5,430	$-	$5,430
Deferred compensation obligation	1,573	-	-	1,573
Total liabilitites	$1,573	$5,430	$-	$7,003

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

Changes in the warranty liability were as follows:

	Three months ended June 30
	2009	2008
Balance, April 1	$9,107	$14,459
Accruals for warranties issued in current period	1,272	1,792
Reversals related to pre-existing warranties	(214)	(374)
Settlements made	(1,670)	(3,643)
Effect of exchange rate changes	639	80
Balance, June 30	$9,134	$12,314

Commitments: At June 30, 2009, the Company had capital expenditure commitments of $36,169.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with the expansion of a new facility in Europe.

Note 19: Segment Information

During the first quarter of fiscal 2010, the Company implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  The previously reported segment results for the Corporate and administrative and the Original Equipment – North America segments have been retrospectively adjusted for comparative purposes.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

	Three months ended June 30
	2009	2008
Sales :
Original Equipment - Asia	$6,294	$5,585
Original Equipment - Europe	105,268	217,128
Original Equipment - North America	88,224	133,195
South America	22,641	41,346
Commercial Products	34,364	48,884
Fuel Cell	3,294	1,144
Segment sales	260,085	447,282
Corporate and administrative	846	849
Eliminations	(7,299)	(10,260)
Sales from continuing operations	$253,632	$437,871

Operating earnings (loss):
Original Equipment - Asia	$(1,604)	$(1,882)
Original Equipment - Europe	2,206	26,856
Original Equipment - North America	601	(9,368)
South America	1,193	4,190
Commercial Products	2,425	3,873
Fuel Cell	2,145	(937)
Segment earnings	6,966	22,732
Corporate and administrative	(11,930)	(8,499)
Eliminations	92	46
Other items not allocated to segments	246	(870)
(Loss) earnings from continuing operations before income taxes	$(4,626)	$13,409

	June 30, 2009	March 31, 2009
Assets:
Original Equipment - Asia	$47,928	$46,539
Original Equipment - Europe	354,596	338,819
Original Equipment - North America	212,159	219,649
South America	74,765	66,620
Commercial Products	81,668	75,967
Fuel Cell	1,929	2,678
Corporate and administrative	52,369	50,803
Assets held for sale	67,234	63,501
Eliminations	(13,405)	(12,444)
Total assets	$879,243	$852,132

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial and economic markets have created a significant downturn in the Company’s vehicular markets and, to a lesser extent, in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations or liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

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

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of three sites with which the Company had involvement.  These sites include: Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), and a scrap metal site known as Chemetco (Illinois).  These sites are not Company owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low. Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Costs anticipated for the remedial settlement of these sites cannot be reasonably defined at this time; however those costs are not believed to be material and have not been accrued based upon the relatively small portion of materials allegedly contributed by Modine.  Modine is also voluntarily participating in the care for an inactive landfill owned by the City of Trenton (Missouri).

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

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the Environmental Protection Agency, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $2,038 and $1,976 at June 30, 2009 and March 31, 2009, respectively.  No additional reserves were recorded during the three months ended June 30, 2009 or June 30, 2008.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2010 declined significantly from the first quarter of fiscal 2009 as a result of the weak global economy.  The continued instability in the global markets has created a significant downturn in the Company’s vehicular markets.  This significant reduction in sales contributed to an underabsorption of fixed overhead costs as excess capacity existed in the manufacturing facilities resulting in a decrease in gross profit.  A substantial reduction in selling, general and administrative (SG&A) expenses from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 partially offset this decline in sales and gross profit.  This reduction is the result of the execution on the SG&A reduction strategy of our four-point recovery plan, which includes manufacturing realignment, portfolio rationalization, SG&A reduction and capital allocation discipline.  Our first quarter fiscal 2010 results include the favorable impact of cost reduction activities recently completed which also lead to significant improvement in our overall results from the fourth quarter of fiscal 2009.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents highlights of the consolidated results from continuing operations on a sequential basis from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010:

For the three months ended	June 30, 2009	March 31, 2009
(dollars in millions)	$'s	$'s
Net sales	$253.6	$254.8
Gross margin	14.1%	9.3%
Selling, general and administrative expenses	$38.5	$40.3
Loss from continuing operations before income taxes	$(4.6)	$(37.4)
Adjusted EBITDA	$16.8	$1.7

Net sales were relatively flat from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 which we believe provides a good indication that we are seeing signs of stabilization in the markets we serve.  Gross margin increased 480 basis points from the fourth quarter of fiscal 2009 which reflects a reduction in direct and indirect costs in our manufacturing facilities as the result of actions taken during fiscal 2009 and lower materials costs.  Selling, general and administrative (SG&A) expenses have been on a steady decline over the past year and decreased an additional $1.8 million from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010 due to our intense focus on lowering our cost structure.  During the first quarter of fiscal 2010, we recorded a loss from continuing operations before income taxes of $4.6 million largely due to the low volumes and underabsorption of fixed costs in our manufacturing facilities.  However, this loss improved significantly from the fourth quarter of fiscal 2009 due to the favorable gross margin performance and the absence of significant asset impairment charges.  Similarly, adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) also improved based on the favorable impact of our cost reduction efforts.  See Liquidity and Capital Resources for further discussion and the calculation of adjusted EBITDA.

Index

The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 30, 2009 and 2008:

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	253.6	100.0%	437.9	100.0%
Cost of sales	217.8	85.9%	365.0	83.4%
Gross profit	35.9	14.1%	72.9	16.6%
Selling, general and administrative expenses	38.5	15.2%	58.5	13.4%
Restructuring expense (income)	1.2	0.5%	(0.1)	0.0%
Impairment of long-lived assets	1.0	0.4%	0.1	0.0%
(Loss) income from operations	(4.9)	-1.9%	14.3	3.3%
Interest expense	5.5	2.2%	2.6	0.6%
Other income - net	(5.7)	-2.2%	(1.8)	-0.4%
(Loss) earnings from continuing operations before income taxes	(4.6)	-1.8%	13.4	3.1%
Provision for income taxes	1.0	0.4%	6.8	1.6%
(Loss) earnings from continuing operations	(5.6)	-2.2%	6.6	1.5%

First quarter net sales of $253.6 million were 42.1 percent lower than the $437.9 million reported in the first quarter of last year.  The decrease in revenues was driven by overall sales volume declines as a result of the weak global economy.  Automotive and medium/heavy duty truck sales declined approximately 39.5 percent and 41.4 percent, respectively, compared to the first quarter of fiscal 2009.  Foreign currency exchange rate changes also contributed to 13.6 percent of the decrease.  Significant sales volume decreases were experienced throughout all of the segments of our business.

During the first quarter of fiscal 2010, gross margin of 14.1 percent was down from 16.6 percent for last year’s first quarter.  The decrease in gross margin reflects the underabsorption of fixed costs in our manufacturing facilities based on the depressed sales volumes and a shift in our product mix toward lower margin products in Europe.

SG&A expenses decreased $20.0 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010.  The decrease in SG&A expenses is primarily the result of recent cost reduction actions, including a workforce reduction at the Corporate headquarters in Racine, Wisconsin and throughout the European facilities including the European headquarters in Bonlanden, Germany.

Loss from operations of $4.9 million for the first quarter of fiscal 2010 is down $19.2 million from income from operations of $14.3 million for the first quarter of fiscal 2009, primarily driven by the decreased sales volumes and the resulting decline in gross profit, partially offset by the SG&A cost savings.

Interest expense increased $2.9 million over the comparable quarter, primarily driven by increased outstanding borrowings and an increase in interest rates in conjunction with debt refinancing during fiscal 2009.

Other income increased $3.9 million from the prior year’s first quarter.  This increase was partially related to foreign currency exchange gains on inter-company loans denominated in a foreign currency.  In addition, we sold our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. resulting in a gain of $1.5 million during the first quarter of fiscal 2010.

The provision for income taxes decreased $5.8 million to $1.0 million in the first quarter of fiscal 2010 from $6.8 million in the first quarter of fiscal 2009.  In addition, the effective income tax rate decreased to 22.0 percent from 50.9 percent over this same period.  During the first quarter of fiscal 2009, the Company recorded tax valuation allowance charges of $4.8 million against net deferred tax assets in the U.S. and there was no similar charge during the first quarter of fiscal 2010, which was the primary factor contributing to the higher provision for income taxes in the prior year.

Index

Loss from continuing operations of $5.6 million for the first quarter of fiscal 2010 represents a $12.2 million decrease from earnings from continuing operations of $6.6 million for the first quarter of fiscal 2009.  In addition, diluted loss per share from continuing operations of $0.18 decreased $0.38 from diluted earnings per share from continuing operations of $0.20 for this same period last year.  The decrease in sales volumes was the primary driver of this decrease.

DISCONTINUED OPERATIONS

During fiscal 2009, we announced the intended divestiture of our South Korean-based heating, ventilating and air conditioning (HVAC) business.  It was determined during the fourth quarter of fiscal 2009 that this business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.

The following table presents the quarterly results of the South Korean HVAC business reported through the third quarter of fiscal 2009, which will be separately presented as a component of (loss) earnings from discontinued operations in future quarterly filings (amounts in thousands):

	Fiscal 2009 Quarter Ended
	June 30	Sept. 30	Dec. 31

Net sales	$61,847	$42,776	$39,622
Cost of sales and other expenses	60,814	44,292	39,489
Earnings (loss) before income taxes	1,033	(1,516)	133
Provision for (benefit from) income taxes	854	(359)	100
Earnings (loss) from discontinued operations - South Korea	$179	$(1,157)	$33

As a result of separately classifying the South Korean HVAC business as a discontinued operation, our previously reported earnings (loss) from continuing operations is revised as follows:

	Fiscal 2009 Quarter Ended
	June 30	Sept. 30	Dec. 31
Earnings (loss) from continuing operations as previously reported	$6,763	$(14,064)	$(56,478)
Earnings (loss) from discontinued operations - South Korea	179	(1,157)	33
Earnings (loss) from continuing operations - revised	$6,584	$(12,907)	$(56,511)

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	6.3	100.0%	5.6	100.0%
Cost of sales	6.6	104.8%	5.2	92.9%
Gross profit	(0.3)	-4.8%	0.4	7.1%
Selling, general and administrative expenses	1.3	20.6%	2.3	41.1%
Loss from continuing operations	(1.6)	-25.4%	(1.9)	-33.9%

The Original Equipment – Asia segment is currently in the expansion phase.  Net sales increased $0.7 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 due to a growing presence in the region and the completion of construction on a new facility.  The new manufacturing facility in Chennai, India began production in the second quarter of fiscal 2009 and is currently in low volume production.  The negative gross margin is related to this start-up facility.  SG&A expenses decreased $1.0 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 due to cost reduction efforts within this region.

Index

Original Equipment - Europe

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	105.3	100.0%	217.1	100.0%
Cost of sales	91.8	87.2%	175.4	80.8%
Gross profit	13.5	12.8%	41.7	19.2%
Selling, general and administrative expenses	10.9	10.4%	14.8	6.8%
Restructuring expense	0.2	0.2%	-	-
Impairment of long-lived assets	0.2	0.2%	-	-
Income from continuing operations	2.2	2.1%	26.9	12.4%

Original Equipment – Europe net sales decreased $111.8 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010, driven by a $96.6 million decline in underlying vehicular sales volumes and a $15.2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $28.2 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 and gross margin decreased 640 basis points to 12.8 percent from 19.2 percent over this same period.  The decline in gross margin is largely related to the underabsorption of fixed manufacturing costs with the declining sales volumes and changing mix of products toward lower margin business.  SG&A expenses decreased $3.9 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 which is the result of the positive impact of SG&A cost reduction efforts.  A long-lived asset impairment charge of $0.2 million was recorded related to an investment in affiliate with an “other than temporary” decline in value.  Income from operations decreased $24.7 million, primarily due to the significant decline in sales volumes.

Original Equipment - North America

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	88.2	100.0%	133.2	100.0%
Cost of sales	78.0	88.4%	125.3	94.1%
Gross profit	10.2	11.6%	7.9	5.9%
Selling, general and administrative expenses	8.7	9.9%	17.1	12.8%
Restructuring expense	0.1	0.1%	-	-
Impairment of long-lived assets	0.8	0.9%	0.1	0.1%
Income (loss) from continuing operations	0.6	0.7%	(9.3)	-7.0%

Original Equipment – North America net sales decreased $45.0 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010, primarily driven by depressed North American truck and off-highway markets.  Gross margin increased 570 basis points to 11.6 percent during the first quarter of fiscal 2010 from 5.9 percent during the first quarter of fiscal 2009 due partially to the positive impact of materials pricing.  In addition, the first quarter of fiscal 2009 had extensive manufacturing realignment in process which included the closing of operating facilities, transferring and consolidating product lines and launching new product lines which caused operating inefficiencies and adversely impacted gross margin.  During the first quarter of fiscal 2010, we implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  SG&A expenses for the first quarter of fiscal 2009 were retrospectively adjusted for comparative purposes to reflect $5.2 million of costs previously included in Corporate and administrative.  SG&A expenses decreased $8.4 million primarily due to the flow-through impact of fiscal 2009 cost reduction actions and consulting fees incurred in fiscal 2009 in connection with the manufacturing realignment.  A long-lived asset impairment charge of $0.8 million was recorded during the first quarter of fiscal 2010 for a program which was not able to support its asset base.  Income from continuing operations of $0.6 million for the first quarter of fiscal 2010 increased $9.9 million from a loss from continuing operations of $9.3 million for the first quarter of fiscal 2009 primarily due to the improvement in gross margin and significant reduction in SG&A costs.

Index

South America

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	22.6	100.0%	41.3	100.0%
Cost of sales	17.8	78.8%	32.0	77.5%
Gross profit	4.8	21.2%	9.3	22.5%
Selling, general and administrative expenses	3.0	13.3%	5.1	12.3%
Restructuring expense	0.6	2.7%	-	-
Income from continuing operations	1.2	5.3%	4.2	10.2%

South America net sales decreased $18.7 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 due to reduced sales volumes within their commercial vehicle markets and an unfavorable impact on foreign currency exchange rate changes of $5.8 million.  Gross margin decreased from 22.5 percent during the first quarter of fiscal 2009 to 21.2 percent in the first quarter of fiscal 2010 due to the impact of the reduced sales volumes.  SG&A expenses decreased $2.1 million due to the positive impact of SG&A reduction efforts within this region.  Restructuring expense of $0.6 million was recorded during the first quarter of fiscal 2010 related to a workforce reduction within the Brazilian operation.  Income from continuing operations decreased $3.0 million based on the reduced sales volumes.

Commercial Products

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	34.3	100.0%	48.9	100.0%
Cost of sales	26.1	76.1%	38.1	77.9%
Gross profit	8.2	23.9%	10.8	22.1%
Selling, general and administrative expenses	5.5	16.0%	6.9	14.1%
Restructuring expense	0.3	0.9%	-	-
Income from continuing operations	2.4	7.0%	3.9	8.0%

Commercial Products net sales decreased $14.6 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010.  This decrease is driven by an overall reduction in sales volumes and a $4.1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin increased 180 basis points to 23.9 percent during the first quarter of fiscal 2010 from 22.1 percent during the first quarter of fiscal 2009 as the result of increased costs savings and productivity initiatives.  SG&A expenses decreased $1.4 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 due to cost reduction efforts.  Income from continuing operations decreased $1.5 million to $2.4 million in the first quarter of fiscal 2010 from $3.9 million in the first quarter of fiscal 2009 due to the decline in sales.

Index

Fuel Cell

For the three months ended June 30	2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	3.3	100.0%	1.1	100.0%
Cost of sales	1.4	42.4%	1.0	90.9%
Gross profit	1.9	57.6%	0.1	9.1%
Selling, general and administrative expenses	(0.2)	-6.1%	1.0	90.9%
Income (loss) from continuing operations	2.1	63.6%	(0.9)	-81.8%

Our fuel cell business has focused a significant amount of effort in the development of thermal management products for stand-alone power generation applications.  Fuel cell net sales increased $2.2 million from the first quarter of fiscal 2009 to the first quarter of fiscal 2010 due to product sales to Bloom Energy as part of a licensing agreement entered into during fiscal 2009.    We are also providing engineering services to Bloom Energy through the transition phase.

Misclassification in Fiscal 2009 Consolidated Statement of Operations

During the first quarter of fiscal 2010, the Company identified an error in the classification of an impairment charge recorded on an equity investment during the fourth quarter of fiscal 2009 due to a decline it its value which was other than temporary.  This $7.6 million impairment charge was included in the separately titled line “Impairment of goodwill and long-lived assets” on the fiscal 2009 consolidated statement of operations as a component of loss from operations and should have been recorded in other income/expense.  As a result, loss from operations should have been $79.1 million versus $86.7 million which was previously disclosed.  This misclassification had no impact on the loss from continuing operations or net loss for fiscal 2009.  After considering both quantitative and qualitative factors, the Company determined that the misclassification is not material and the presentation on the consolidated statement of operations will be revised in future filings.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.

Cash provided by operating activities for the three months ended June 30, 2009 was $8.0 million as compared to $15.1 million for the three months ended June 30, 2008.  While operating results decreased year-over-year, these decreases were partially offset by the improvement in our working capital balances.  The most significant working capital improvement was in accounts receivable with days sales outstanding improving 7 days to 43 days through the active, customer-supported management of accounts receivable payment terms.  Our accounts receivable balance increased $5.9 million from March 31, 2009 to June 30, 2009 due to foreign currency exchange rate changes.

At June 30, 2009, we had capital expenditure commitments of $36.2 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.  Capital expenditure commitments also include facility construction costs for our new facility in Austria, where demand for refrigerant components and systems has outgrown our existing capacity.  This facility is expected to open in mid-fiscal 2010.  Our capital spending is limited under our amended credit agreements to $65.0 million for fiscal 2010 and $70.0 million for all fiscal years thereafter under the terms of the agreements.

Outstanding indebtedness increased $3.4 million to $252.6 million at June 30, 2009 from the March 31, 2009 balance of $249.2 million.  Meanwhile, our cash balances decreased $19.8 million from $43.5 million at March 31, 2009 to $23.7 million at June 30, 2009 as we funded current business activities.

At June 30, 2009, we had $65.0 million available for future borrowings under the revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe and Brazil totaling $32.3 million at June 30, 2009.  In the aggregate, total available lines of credit of $97.3 million exist at June 30, 2009.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15.0 million euro ($21.0 million U.S. equivalent).  Under the terms of our U.S. revolving credit facility, the availability under that facility has been reduced by $15.0 million upon entering into the new foreign credit facility.  The availability of these funds is subject to our ability to remain in compliance with the financial covenants and limitations in our respective debt agreements.

We believe that our internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

Index

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  The most restrictive limitation through the third quarter of fiscal 2010 is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as our (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $14.0 million of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to loss (earnings) from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

The following presents the minimum adjusted EBITDA level requirements which we are required to comply with through the fourth quarter of fiscal 2010:

For the two consecutive quarters ended June 30, 2009	$ (22.0) million
For the three consecutive quarters ended September 30, 2009	(14.0) million
For the four consecutive quarters ended December 31, 2009	1.8 million
For the four consecutive quarters ended March 31, 2010	35.0 million

Our adjusted EBITDA for the two consecutive quarters ended June 30, 2009 was $18.5 million which exceeded the minimum adjusted EBITDA requirement by $40.5 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Total
Loss from continuing operations	$(40,763)	$(5,642)	$(46,405)
Consolidated interest expense	4,182	5,459	9,641
Provision for income taxes	3,346	1,016	4,362
Depreciation and amortization expense (a)	15,827	15,755	31,582
Non-cash charges (b)	15,610	(2,036)	13,574
Restructuring and repositioning charges (c)	3,515	2,263	5,778
Adjusted EBITDA	$1,717	$16,815	$18,532

(a)
Depreciation and amortization expense represents total depreciation and amortization from continuing operations less accelerated depreciation which has been included in non-cash charges described in footnote (b) below.

Index

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Total
Long-lived asset impairments	$13,228	$994	$14,222
Non-cash restructuring and repositioning charges	894	820	1,714
Exchange losses on intercompany loans	968	(3,345)	(2,377)
Provision for uncollectible notes receivable	(404)	(585)	(989)
Supplemental executive retirement plan settlement	924	80	1,004
Non-cash charges	$15,610	$(2,036)	$13,574

(c)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

In addition to the minimum adjusted EBITDA covenant, we are not permitted to incur capital expenditures greater than $65.0 million for fiscal year 2010 and greater than $70.0 million for all fiscal years thereafter.  We expect to remain in compliance with this covenant for the remainder of fiscal 2010 and beyond.

Beginning with the fourth quarter of fiscal 2010, we are subject to an adjusted EBITDA to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant as follows:

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

We expect to remain in compliance with the minimum adjusted EBITDA levels through the third quarter of fiscal 2010 as the $40.5 million of excess adjusted EBITDA reported through the first quarter of fiscal 2010 will positively impact the next two quarters based on the cumulative nature of this covenant.  We are closely monitoring our expected ability to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the sensitivity of these covenants to changes in our future financial results.  The economic downturn has made it difficult to project our future financial results based on uncertainty around the extent and timing of the global recession.  In contemplation of this uncertainty, we continue to closely monitor our actual monthly results and projected results for fiscal 2010 and have identified potential action items under the four-point recovery plan which we will implement, if needed, to remain in compliance with the financial covenants.  We expect to remain in compliance with the minimum adjusted EBITDA covenant, interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the adjusted EBITDA recorded during the first quarter of fiscal 2010, our projected financial results for the remainder of fiscal 2010 and the additional action items available to us.  If we are unable to meet these covenants, our ability to access available lines of credit could be limited, our liquidity could be adversely affected and our debt obligations could be accelerated.  These circumstances could have a material adverse effect on our future results of operations, financial position and liquidity.

Index

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Impairment of Goodwill and Indefinite-Lived Intangible Assets:  Impairment tests are conducted at least annually unless business events or other conditions exist which would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  The annual review of goodwill and other intangible assets with indefinite lives for impairment is conducted in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.  At June 30, 2009 the Company had goodwill of $29.5 million recorded which was primarily comprised of $12.6 million within the South America segment and $16.4 million within the Commercial Products segment.  The South America and Commercial Products segments continue to report operating income and forecast strong financial results.  The future discounted cash flows of these segments continue to substantially exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at June 30, 2009.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

Impairment of Long-Lived and Amortized Intangible Assets:  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment, intangible assets with finite lives and equity investments, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary”, the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  This value can be based on appraised value, estimated salvage value, sales price under negotiation or estimated cancellation charges, as applicable.  The Company recorded long-lived asset impairment charges of $1.0 million and $0.1 million during the three months ended June 30, 2009 and 2008, respectively.

The most significant long-lived assets that have been subject to impairment evaluations during the three months ended June 30, 2009 and 2008 are the Company’s net property, plant and equipment, which totaled $456.0 million at June 30, 2009.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

Index

The Company’s four point recovery plan is designed to attain a more competitive cost base and improve the Company’s longer term competitiveness, and this plan is intended to reduce the risk of potential long-lived asset impairment charges in the future.  The manufacturing realignment strategy of this plan is designed to improve the utilization of the Company’s facilities, with fewer facilities, but operating at higher capacities.  The portfolio rationalization strategy of this plan is designed to identify products where the Company can earn a sufficient return on its investment, and divest or exit products which do not meet required financial metrics.  These strategies have the goal of creating better facility utilization and greater profitability in product mix, which are designed to allow the manufacturing facilities to withstand more significant adverse changes before an impairment charge is necessary.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) which replaces SFAS No. 141, “Business Combination”.  SFAS No. 141(R) retained the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transactions and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  SFAS No. 141(R) is effective for us on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R).  Early adoption is not allowed.  The adoption of this standard did not have an impact on previous acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Our consolidated subsidiaries are wholly owned and as such no minority interests are currently reported in our consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  SFAS No. 160 is effective for us on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption is not allowed.   The adoption of this standard did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP 03-6-1).  FSP 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share.  We adopted FSP 03-6-1 as of April 1, 2009 which required all prior-period earnings per share data to be adjusted retrospectively.  The adoption of this standard did not have any impact on our earnings per share for the three months ended June 30, 2009 and 2008.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and Accounting Principles Bulletin 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP 107-1) which require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP 107-1 and APB 28-1 were effective April 1, 2009.  As FSP 107-1 and APB 28-1 amend only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FAS 107-1 and APB 28-1 had no impact on our consolidated financial statements.

Index

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  SFAS No. 165 was effective for us on June 30, 2009.  We have reviewed events for inclusion in the financial statements through August 5, 2009, the date that the accompanying financial statements were issued.  The adoption of SFAS No. 165 did not impact our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.”  The FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative general accepted accounting principles (GAAP) in the United States superseding all existing non-SEC accounting and reporting standards.  After the effective date of the Codification, only one level of authoritative GAAP in the United States will exist and all other literature will be considered non-authoritative.  SFAS No.168 is effective for interim and annual periods ending on or after September 15, 2009.  The adoption of this standard will not have an effect on our consolidated financial statements, but will impact our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $7.1 million as of June 30, 2009.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Other risks and uncertainties include, but are not limited to, the following:

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments given the continued decline and disruption in the credit markets due to the global recession;

•	The impact the current global economic uncertainty and credit market turmoil is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from the manner in which Modine’s customers and lenders deal with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending and/or consummate planned divestitures;

•	Modine’s ability to recover the book value of the South Korean business, when divested;

Index

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring plans while investing for future growth;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point recovery plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Modine’s impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin, including its ability to produce products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

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

Index

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has equity investments in companies located in France and Japan.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three months ended June 30, 2009 and 2008, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $26.8 million and $2.8 million, respectively.  At June 30, 2009 and March 31, 2009, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $68.8 million and $71.8 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $6.9 million and $7.2 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of June 30, 2009 there were no third party foreign-denominated, long-term debt obligations.

At June 30, 2009, the Company had an inter-company loan totaling $12.2 million with its wholly owned subsidiary, Modine Brazil that matures on May 8, 2011.  Modine Brazil paid $2.7 million on this inter-company loan during the first quarter of fiscal 2010.

Index

The Company also has other inter-company loans outstanding at June 30, 2009 as follows:

•	$10.6 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments which hedges this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by $1.0 million for the fiscal year based on the June 30, 2009 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive (loss) income, and are being amortized to interest expense over the respective lives of the borrowings.  During the three months ended June 30, 2009 and 2008, $0.1 million of expense was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  At June 30, 2009, $1.4 million of net unrealized losses remain deferred in accumulated other comprehensive (loss) income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, which have a fair value of approximately $125.2 million at June 30, 2009.

As of June 30, 2009, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2010	F2011	F2012	F2013	F2014	Thereafter	Total
Fixed rate (U.S. dollars)	-	-	$9,375	$18,750	$23,438	$98,437	$150,000
Average interest rate	-	-	10.38%	10.38%	10.38%	10.38%	10.38%
Variable rate (U.S. dollars)	-	-	$95,000	-	-	-	$95,000
Average interest rate	-	-	5.07%	-	-	-	5.07%

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 41 percent of the trade receivables balance at June 30, 2009 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

Index

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at June 30, 2009;

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

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the truck, heavy equipment, automotive and commercial heating and air conditioning markets.  The recent adverse events in the global financial markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets.

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

The Company continues to monitor economic conditions in the U.S. and elsewhere.  As Modine expands its global presence, it also encounters risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  The Company continues to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments.  Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation, waste heat recovery and residential fuel cells.  Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets emerge.

Index

Future recovery from the global recession or continued economic growth in China are expected to put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers.

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

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  However, the risks associated with any market downturn, including the current global recession, are still present.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company has utilized an aluminum hedging strategy from time to time by entering into fixed price contracts to help offset changing commodity prices.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Hedging and Foreign Currency Exchange Contracts

The Company uses derivative financial instruments from time to time as a tool to manage certain financial risks.  Their use has been restricted primarily to hedging assets and obligations already held by Modine, and they have been used to protect cash flows rather than generate income or engage in speculative activity.  Leveraged derivatives are prohibited by Company policy.

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three months ended June 30, 2009 and 2008, $3.1 million of expense and $0.7 million of income, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At June 30, 2009, $7.6 million of unrealized losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 72 months.  During the first quarter of fiscal 2010, the Company did not enter into any new futures contracts for commodities.

Index

The Company has entered into futures contracts from time to time related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts were recorded directly in the consolidated statement of operations.  For the three months ended June 30, 2008, $0.3 million of expense was recorded in cost of sales related to these futures contracts.

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

As of June 30, 2009, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

Interest rate derivatives: As further noted above under the section entitled “Interest Rate Risk,” the Company has, from time to time, entered into interest rate derivatives to manage the variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At June 30, 2009, all counterparties had a sufficient long-term credit rating.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2009.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2010 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In compliance with Item 703 of Regulation S-K, the Company provides the following summary of its purchases of common stock during its first quarter of fiscal 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2009	——	——	——	——

May 1 – May 31, 2009	5,058 (1)	$4.78	——	——

June 1 – June 30, 2009	——	——	——	——

Total	5,058 (1)	$4.78	——	——

(1)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of the stock awards.  These shares are held as treasury shares.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 23, 2009.  A quorum was present at the Annual Meeting with 29,375,609 shares out of 32,236,227 (91.1 percent) entitled to cast votes represented either in person or by proxy.

Index

Election of Directors

The shareholders voted to elect Frank W. Jones, Dennis J. Kuester and Michael T. Yonker to serve as directors until the 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualified.  The results of the vote were as follows:

Director	Votes For	Votes Withheld

Frank W. Jones	28,670,436	705,175
Dennis J. Kuester	28,730,644	644,966
Michael T. Yonker	28,645,234	730,377

Directors whose terms of office continue past the Annual Meeting of Shareholders are Thomas A. Burke, Charles P. Cooley, Gary L. Neale, Frank P. Incropera, Vincent L. Martin, Bradley C. Richardson and Marsha C. Williams.

Amendment to the Amended and Restated Articles to Adopt Majority Voting for Election of Directors

The shareholders approved the proposed amendment to the Amended and Restated Articles of Incorporation of Modine Manufacturing Company to provide for a majority voting standard for the election of directors in uncontested elections with 28,536,205 votes for the amendment, 729,247 votes against and 110,157 votes abstaining.

Amendment to the Bylaws to Adopt Majority Voting for Election of Directors

The shareholders approved the proposed amendment to the Bylaws of Modine Manufacturing Company to provide for a majority voting standard for the election of directors in uncontested elections with 28,571,170 votes for the amendment, 695,860 votes against and 108,578 votes abstaining.

Ratification of Independent Registered Public Accounting Firm

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm with 29,067,277 votes for ratification, 254,651 votes against and 53,680 votes abstaining.

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith
3.1	Amended and Restated Articles of Incorporation, as amended	Exhibit 4.2 to Registrant’s Form S-3 Registration Statement dated August 4, 2009

3.2	Bylaws	Exhibit 4.3 to Registrant’s Form S-3 Registration Statement dated August 4, 2009

10.1	Employment Agreement, dated April 25, 2009, between Modine Holding GmbH and Klaus Feldmann		X

Index

10.2	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of May 15, 2009	X

10.3	Form of Equity Transfer Agreement between the Registrant and each of Chen Jing Xi and SongZ Automobile Air Conditioning Co., Ltd. dated as of May 27, 2009	X

31.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer *

Date:  August 5, 2009

* Executing as both the principal financial officer and a duly authorized officer of the Company