Form 10-Q
period 2009-09-30
MODINE MANUFACTURING CO
filed 2009-11-05
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,244,687 at October 30, 2009.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Net sales	$282,298	$390,488	$535,930	$828,359
Cost of sales	239,939	337,857	457,706	702,878
Gross profit	42,359	52,631	78,224	125,481
Selling, general and administrative expenses	37,017	57,520	75,564	116,010
Restructuring (income) expense	(3,159)	2,872	(1,963)	2,819
Impairment of long-lived assets	3,849	3,031	4,843	3,165
Income (loss) from operations	4,652	(10,792)	(220)	3,487
Interest expense	9,643	2,922	15,102	5,545
Other (income) expense – net	(976)	1,455	(6,681)	(298)
Loss from continuing operations before income taxes	(4,015)	(15,169)	(8,641)	(1,760)
Provision for (benefit from) income taxes	871	(2,262)	1,887	4,563
Loss from continuing operations	(4,886)	(12,907)	(10,528)	(6,323)
Loss from discontinued operations (net of income taxes)	(1,571)	(1,167)	(10,432)	(813)
Gain on sale of discontinued operations (net of income taxes)	-	848	-	1,697
Net loss	$(6,457)	$(13,226)	$(20,960)	$(5,439)

Loss from continuing operations per common share:
Basic	$(0.15)	$(0.40)	$(0.32)	$(0.20)
Diluted	$(0.15)	$(0.40)	$(0.32)	$(0.20)

Net loss per common share:
Basic	$(0.19)	$(0.41)	$(0.64)	$(0.17)
Diluted	$(0.19)	$(0.41)	$(0.64)	$(0.17)

Dividends per share	$-	$0.10	$-	$0.20

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and March 31, 2009
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$54,649	$43,536
Short term investments	1,058	1,189
Trade receivables, less allowance for doubtful accounts of $2,640 and $2,831	144,764	122,266
Inventories	90,328	88,077
Assets held for sale	47,282	29,173
Deferred income taxes and other current assets	46,795	41,610
Total current assets	384,876	325,851
Noncurrent assets:
Property, plant and equipment – net	457,647	426,565
Investment in affiliates	8,007	11,268
Goodwill	30,393	25,639
Intangible assets – net	7,448	7,041
Assets held for sale	32,257	34,328
Other noncurrent assets	17,514	21,440
Total noncurrent assets	553,266	526,281
Total assets	$938,142	$852,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$10	$5,036
Long-term debt – current portion	201	196
Accounts payable	113,104	94,506
Accrued compensation and employee benefits	60,808	67,328
Income taxes	4,659	4,838
Liabilities of business held for sale	43,611	28,018
Accrued expenses and other current liabilities	50,338	51,111
Total current liabilities	272,731	251,033
Noncurrent liabilities:
Long-term debt	179,139	243,982
Deferred income taxes	11,688	9,979
Pensions	69,406	67,367
Postretirement benefits	9,271	9,558
Liabilities of business held for sale	16,088	12,181
Other noncurrent liabilities	16,558	14,195
Total noncurrent liabilities	302,150	357,262
Total liabilities	574,881	608,295
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 46,799 and 32,790 shares	29,249	20,494
Additional paid-in capital	159,071	72,800
Retained earnings	206,727	227,687
Accumulated other comprehensive loss	(17,559)	(62,894)
Treasury stock at cost: 554 and 549 shares	(13,922)	(13,897)
Deferred compensation trust	(305)	(353)
Total shareholders' equity	363,261	243,837
Total liabilities and shareholders' equity	$938,142	$852,132

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

	Six months ended September 30
	2009	2008

Cash flows from operating activities:
Net loss	$(20,960)	$(5,439)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	33,076	38,705
Impairment of long-lived assets	12,489	3,165
Other – net	(631)	(6,213)
Net changes in operating assets and liabilities, excluding dispositions	(5,105)	10,038
Net cash provided by operating activities	18,869	40,256

Cash flows from investing activities:
Expenditures for property, plant and equipment	(33,947)	(46,207)
Proceeds from dispositions of assets	4,941	10,638
Settlement of derivative contracts	(5,438)	599
Other – net	3,418	3,145
Net cash used for investing activities	(31,026)	(31,825)

Cash flows from financing activities:
Short-term debt – net	(4,578)	(3,289)
Borrowings of long-term debt	49,691	46,812
Repayments of long-term debt	(116,422)	(18,235)
Book overdrafts	(2,048)	2,959
Issuance of common stock	93,589	-
Cash dividends paid	-	(6,451)
Other – net	(488)	(496)
Net cash provided by financing activities	19,744	21,300

Effect of exchange rate changes on cash	3,722	(5,636)
Change in cash balances held for sale	(196)	-
Net increase in cash and cash equivalents	11,113	24,095

Cash and cash equivalents at beginning of period	43,536	38,595
Cash and cash equivalents at end of period	$54,649	$62,690

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements of Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2009 filed with the Securities and Exchange Commission in the Company’s current report on Form 8-K dated September 15, 2009.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes for the year ended March 31, 2009 contained in Modine's current report on Form 8-K dated September 15, 2009.

Loss from continuing operations:  During the three months ended September 30, 2009, the Company reported a loss from continuing operations of $4,886 which represents a significant improvement from the loss from continuing operations of $12,907 reported for the three months ended September 30, 2008.  The results improved despite a year-over-year reduction in sales of $108,190 due to the impact of the global recession on the Company’s end markets.  The improvement in loss from continuing operations is due to an improvement in gross margin as a result of the reduction in direct and indirect costs in the manufacturing facilities through cost reduction actions taken during fiscal 2009 and the favorable impact of materials pricing.  Selling, general and administrative (SG&A) expenses were $37,017 for the three months ended September 30, 2009 as compared to $57,520 for the three months ended September 30, 2008.  This decline of $20,503, or 35.6 percent, is the result of the Company’s execution on the strategies of its four-point recovery plan, which includes manufacturing realignment, portfolio rationalization, SG&A reduction and capital allocation discipline.

Liquidity:  The Company’s debt agreements require it to maintain compliance with various covenants.  The most restrictive limitation in fiscal 2010 is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as the Company’s (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34,000 of cash restructuring and repositioning charges (reflecting a covenant amendment in the quarter), and further adjusted to add back depreciation and amortization expense.

The following presents the minimum adjusted EBITDA level requirements with which the Company is required to comply through the fourth quarter of fiscal 2010:

For the three consecutive quarters ended September 30, 2009	$(14,000)
For the four consecutive quarters ending December 31, 2009	1,750
For the four consecutive quarters ending March 31, 2010	35,000

The Company’s financial results exceeded the minimum adjusted EBITDA requirement by approximately $55,000 for the three consecutive quarters ended September 30, 2009.  The Company expects to remain in compliance with this covenant throughout the remainder of fiscal 2010 based on the adjusted EBITDA recorded during the first and second quarters of fiscal 2010 and the projected financial results for the remainder of fiscal 2010.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In addition to the minimum adjusted EBITDA covenant, the Company is not permitted to incur capital expenditures greater than $70,000 for fiscal year 2010 (as amended in the quarter) and for all fiscal years thereafter under the terms of the agreements.  The Company expects to remain in compliance with this covenant in fiscal 2010 and beyond.

On September 30, 2009, the Company completed a public offering of 13,800 shares of its common stock, which included 1,800 shares issued pursuant to the fully exercised underwriters’ option to purchase additional shares, at a price of $7.15 per share.  The proceeds of the common stock offering were $93,589, after deducting underwriting discounts and commissions of $5,081.  The net proceeds from the public offering will be reduced by approximately $700 during the third quarter of fiscal 2010 when estimated legal, accounting and printing fees incurred in conjunction with the public offering are paid by the Company.

The Company used $72,548 of the proceeds to reduce outstanding indebtedness, which substantially improved its debt to adjusted EBITDA (leverage ratio).  In addition, the Company intends to use a portion of the proceeds from the public offering as follows:

•	Protect its vehicular businesses by accelerating restructuring under the four-point recovery plan – On October 22, 2009 the Company announced the closure of its Harrodsburg, Kentucky facility;
•	Accelerate growth in its Commercial Products segment; and
•	Fund working capital needs of the business once the Company’s end markets recover from the global recession.

Beginning with the fourth quarter of fiscal 2010, the Company becomes subject to an adjusted EBITDA to interest expense ratio (interest expense coverage ratio) covenant and a leverage ratio covenant as follows:

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

The Company expects to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 based on the adjusted EBITDA recorded during the second quarter of fiscal 2010, the projected financial results for the remaining two quarters of fiscal 2010 and the significant reduction in the debt balance as a result of the common stock offering.

The Company believes that its internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures and restructuring costs incurred under the four-point recovery plan.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 2: Significant Accounting Policies and Change in Accounting Principles

Restricted cash:  At September 30, 2009, the Company had long-term restricted cash of $7,522 included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.

Accounting standards changes and new accounting pronouncements:  In December 2007, the Financial Accounting Standards Board (FASB) issued updated guidance on business combinations which retained the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired. Additionally, this new guidance amended the goodwill disclosure requirements to require a roll-forward of the gross amount of goodwill and accumulated impairment losses.  This new guidance is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  The segments for which the Company currently has goodwill have not had any historical impairment charges.  This guidance also amends accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of the new guidance would also apply the provisions of that guidance.  Early adoption was not allowed.  The adoption of this standard did not have an impact on previous acquisitions.

In December 2007, the FASB issued new accounting guidance on consolidations which established new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly owned and, as such, no non-controlling interests are currently reported in its consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  This new guidance was effective for the Company on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption was not allowed.   The adoption of this standard did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which requires the disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies similar to the disclosures that were previously only required in annual financial statements.  The provisions of this new guidance were effective April 1, 2009 and amend only the disclosure requirements about fair value of financial instruments in interim periods.  Therefore, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  This guidance was effective for the Company on June 30, 2009.  The Company reviewed events for inclusion in the financial statements through November 5, 2009, the date that the accompanying financial statements were issued.  The adoption of this guidance did not impact the financial position or results of operations.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In August 2009, the FASB issued a new accounting standards update on fair value measurements and disclosures that applies to the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price is an active market for the identical liability is not available, companies are required to measure fair value of the liability using one or both of the following techniques:  (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.  This update is effective for the Company during the third quarter of fiscal 2010.  The Company does not anticipate that adoption of this update will have a material impact on the consolidated financial statements.

Note 3: Employee Benefit Plans

During the three months ended September 30, 2009 and 2008, the Company recorded compensation expense of $1,077 and $1,650, respectively, related to its defined contribution employee benefit plans. During the six months ended September 30, 2009 and 2008, the Company recorded compensation expense of $2,062 and $3,497, respectively, related to its defined contribution employee benefit plans.

In September 2008, the Company announced that effective January 1, 2009, the Modine Manufacturing Company Group Insurance Plan – Retiree Medical Plan was being modified to eliminate coverage for retired participants who are Medicare eligible.  This plan amendment resulted in a $14,283 reduction of the post-retirement benefit obligation, which has been reflected as a component of other comprehensive income (loss), net of income taxes of $5,305, and will be amortized to earnings over the future service life of active participants.

During the three and six months ended September 30, 2009 and 2008, the Company recorded settlement charges of $281 and $280, respectively, related to payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 30, 2009 and 2008 include the following components:

	Three months ended September 30				Six months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$555	$559	$33	$29	$1,111	$1,259	$65	$92
Interest cost	3,610	3,647	165	304	7,212	7,139	330	768
Expected return on plan assets	(3,766)	(3,973)	-	-	(7,532)	(8,508)	-	-
Amortization of:
Unrecognized net loss (gain)	600	114	(594)	(28)	1,150	967	(1,188)	66
Unrecognized prior service cost	90	109	36	(195)	181	183	72	(189)
Adjustment for settlement	281	280	-	-	281	280	-	-
Net periodic benefit cost (income)	$1,370	$736	$(360)	$110	$2,403	$1,320	$(721)	$737

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $1,041 and $2,054 for the three months ended September 30, 2009 and 2008, respectively.  Modine recognized stock-based compensation cost of $2,149 and $2,794 for the six months ended September 30, 2009 and 2008, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  Based upon management’s assessment of probable attainment, $458 of compensation expense was reversed relative to the earnings per share component of the fiscal 2008 plan in the first quarter of fiscal 2009.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and six months ended September 30, 2009 and 2008:

Three months ended September 30,
	2009		2008
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	-	$-	-	$-
Restricted common stock - retention	54.4	$6.69	13.5	$14.06
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	-	$-
Restricted common stock - performance based upon cumulative earnings per share	-	$-	-	$-

	Six months ended September 30,
	2009		2008
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	666.1	$3.34	-	$-
Restricted common stock - retention	208.2	$5.45	17.1	$14.64
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	101.8	$19.49
Restricted common stock – performance based upon cumulative earnings per share	-	$-	209.2	$16.66

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

As of September 30, 2009, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards that will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,606	2.6
Restricted common stock - retention	1,546	2.5
Restricted common stock - performance	822	1.3
Total	$3,974	2.1

Note 5: Other Income (Expense) – Net

Other income (expense) – net was comprised of the following:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Equity (loss) earnings of non-consolidated affiliates	$(187)	$624	$222	$1,513
Interest income	123	492	317	930
Foreign currency transactions	1,068	(2,771)	4,628	(2,615)
Other non-operating (expense) income - net	(28)	200	1,514	470
Total other income (expense) - net	$976	$(1,455)	$6,681	$298

Foreign currency transactions for the three and six months ended September 30, 2009 and 2008 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency.

During the six months ended September 30, 2009, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating income (expense) – net.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 6: Income Taxes

For the three months ended September 30, 2009 and 2008, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 21.7 percent and -14.9 percent, respectively.  During the second quarter of fiscal 2010, the Company continued to record an increase in the valuation allowance of $2,012 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the second quarter of fiscal 2009, the Company recorded a $4,489 valuation allowance primarily related to its net U.S. deferred tax assets.

For the six months ended September 30, 2009 and 2008, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 21.8 percent and 259.3 percent, respectively.  During the six months ended September 30, 2009, the Company continued to record an increase in the valuation allowance of $2,401 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the six months ended September 30, 2008, the Company recorded a $9,321 valuation allowance primarily related to its net U.S. deferred tax assets.

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes during the three and six months ended September 30, 2009, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision more than offsets the income tax benefit recognized on the domestic loss from continuing operations before income taxes, which resulted in a consolidated provision for income taxes despite the consolidated loss from continuing operations before income taxes.  The changing mix of foreign earnings and domestic losses, combined with year-over-year changes in the valuation allowance, are the most significant factors impacting changes in the effective tax rate for the three and six months ended September 30, 2009 and 2008.

The Company allocates income tax expense between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction.  In the periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.  For the three and six months ended September 30, 2009, the Company allocated income tax expense to the gain component in other comprehensive income with an offsetting tax benefit in continuing operations.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a reconciliation of the effective tax rate for the three and six months ended September 30, 2009:

	Three months ended September 30, 2009
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(14,356)	$10,341	$(4,015)

(Benefit from) provision for income taxes at federal statutory rate	$(5,025)	$3,620	$(1,405)	(35.0%)
Taxes on non-U.S. earnings and losses and foreign rate differentials	1,494	(1,849)	(355)	(8.8)
Valuation allowance	2,567	(555)	2,012	50.1
Other, net	425	194	619	15.4
(Benefit from) provision for income taxes	$(539)	$1,410	$871	21.7%

	Six months ended September 30, 2009
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(24,719)	$16,078	$(8,641)

(Benefit from) provision for income taxes at federal statutory rate	$(8,652)	$5,627	$(3,025)	(35.0%)
Taxes on non-U.S. earnings and losses and foreign rate differentials	3,473	(2,412)	1,061	12.3
Valuation allowance	2,481	(80)	2,401	27.8
Other, net	869	581	1,450	16.7
(Benefit from) provision for income taxes	$(1,829)	$3,716	$1,887	21.8%

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  The impact of the Company’s operations in the U.S., Germany, Italy and certain other foreign locations should be removed from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the second quarter of fiscal 2010, the Company was not engaged in any routine income tax examinations by any federal taxing authority.  The Company was notified during the second quarter of a state income tax examination that is in its early stages.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

As further discussed in Note 12, the South Korean business, retained aftermarket environmental liability in the Netherlands and the Electronics Cooling business are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense (benefit) of $42 and ($360) for the three months ended September 30, 2009 and 2008, respectively, and $93 and $571 for the six months ended September 30, 2009 and 2008, respectively.  For the three and six months ended September 30, 2008, the gain on sale of discontinued operations for the Electronics Cooling business has been presented net of income tax (benefit) expense of ($814) and $769, respectively.

Note 7: Earnings Per Share

Effective April 1, 2009, the Company adopted new guidance issued by the FASB that requires unvested share-based payment awards that contain non-forteitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share.  The new guidance requires retrospective application; accordingly, prior periods have been retrospectively adjusted.  Because the Company’s unvested restricted share awards do not contractually participate in its losses, the Company has not allocated such losses to the unvested restricted share awards in computing basic earnings per share, using the two-class method, for fiscal 2009.  The adoption of this guidance had no impact on the Company’s basic and diluted earnings per share for the three and six months ended September 30, 2008.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Basic and Diluted:
Loss from continuing operations	$(4,886)	$(12,907)	$(10,528)	$(6,323)
Less: Dividends attributable to unvested shares	-	(19)	-	(40)
Net loss from continuing operations available to common shareholders	(4,886)	(12,926)	(10,528)	(6,363)
Discontinued operations:
Loss, net of taxes	(1,571)	(1,167)	(10,432)	(813)
Gain on sale of discontinued operations, net of taxes	-	848	-	1,697
Net loss available to common shareholders	$(6,457)	$(13,245)	$(20,960)	$(5,479)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	33,194	32,065	32,629	32,052

Loss from continuing operations per common share	$(0.15)	$(0.40)	$(0.32)	$(0.20)
Discontinued operations:
Loss, net of taxes	(0.04)	(0.04)	(0.32)	(0.02)
Gain on sale of discontinued operations, net of taxes	-	0.03	-	0.05
Net loss per common share - basic	$(0.19)	$(0.41)	$(0.64)	$(0.17)

Diluted Earnings Per Share:
Weighted average shares outstanding - diluted	33,194	32,065	32,629	32,052

Loss from continuing operations per common share	$(0.15)	$(0.40)	$(0.32)	$(0.20)
Discontinued operations:
Loss, net of taxes	(0.04)	(0.04)	(0.32)	(0.02)
Gain on sale of discontinued operations, net of taxes	-	0.03	-	0.05
Net loss per common share - diluted	$(0.19)	$(0.41)	$(0.64)	$(0.17)

For the three and six months ended September 30, 2009, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 3,013 stock options as these shares were anti-dilutive.  For the three and six months ended September 30, 2008, the calculation of diluted earnings per share excludes 2,621 stock options and 401 performance awards as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss), which represents net loss adjusted by the change in accumulated other comprehensive income (loss) was as follows:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Net loss	$(6,457)	$(13,226)	$(20,960)	$(5,439)
Foreign currency translation	14,343	(53,169)	41,118	(50,344)
Cash flow hedges	1,912	(6,063)	4,459	(6,206)
Change in benefit plan adjustment	(398)	3,616	(242)	4,256
Post-retirement plan amendment	-	8,978	-	8,978
Total comprehensive income (loss)	$9,400	$(59,864)	$24,375	$(48,755)

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 30, 2009	March 31, 2009
Raw materials and work in process	$65,060	$64,159
Finished goods	25,268	23,918
Total inventories	$90,328	$88,077

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2009	March 31, 2009
Gross property, plant and equipment	$1,134,432	$1,046,929
Less accumulated depreciation	(676,785)	(620,364)
Net property, plant and equipment	$457,647	$426,565

A long-lived asset impairment charge of $3,849 was recorded during the three months ended September 30, 2009 related to assets in the Original Equipment – North America segment for the Harrodsburg, Kentucky manufacturing facility based on the Company’s intention to close this facility and a program that was not able to support its asset base.

A long-lived asset impairment charge of $4,843 was recorded during the six months ended September 30, 2009.  The impairment charge included $4,615 related to assets in the Original Equipment – North America segment for the Harrodsburg, Kentucky manufacturing facility based on the Company’s intention to close this facility and a program that was not able to support its asset base.

A long-lived asset impairment charge of $3,031 was recorded during the three months ended September 30, 2008.  The impairment charge included $2,661 related to assets in the Original Equipment – North America segment for a program that was not able to support its asset base and for assets no longer in use.  Also included in the impairment charge was $370 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  These closures are anticipated to be completed by the end of fiscal 2012.

During fiscal 2009, the Company completed workforce reductions across all business segments.  The completed workforce reductions included approximately a 25 percent reduction of the workforce in the Company’s Racine, Wisconsin headquarters and a significant reduction throughout its European facilities including its European headquarters in Bonlanden, Germany.

Since the commencement of these plant closures and workforce reductions, the Company has incurred $32,364 of termination charges, $1,863 of pension curtailment charges and $12,995 of other closure costs in the aggregate.  The Company also anticipates that it will incur the following additional costs through fiscal 2012: $4,000 of employee-related costs and $9,000 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  In addition, the Company anticipates that it will incur additional cash expenditures of approximately $7,000 related to these closures.

Changes in the accrued restructuring liability for the three and six months ended September 30, 2009 and 2008 were comprised of the following, related to the above-described restructuring activities:

	Three months ended September 30
	2009	2008
Termination Benefits:
Balance, July 1	$14,709	$4,542
Additions	32	2,463
Adjustments	(3,191)	(276)
Effect of exchange rate changes	352	-
Payments	(2,990)	(446)
Balance, September 30	$8,912	$6,283

	Six months ended September 30
	2009	2008
Termination Benefits:
Balance, April 1	$21,412	$5,161
Additions	1,332	2,649
Adjustments	(3,295)	(515)
Effect of exchange rate changes	907	-
Payments	(11,444)	(1,012)
Balance, September 30	$8,912	$6,283

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and six months ended September 30, 2009 and 2008:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Restructuring (income) expense:
Employee severance and related benefits	$(3,159)	$2,187	$(1,963)	$2,134
Non-cash employee related benefits	-	685	-	685
Total restructuring (income) expense	(3,159)	2,872	(1,963)	2,819

Other repositioning costs:
Consulting fees	261	1,242	1,223	2,499
Miscellaneous other closure costs	1,331	1,075	2,256	2,575
Total other repositioning costs	1,592	2,317	3,479	5,074
Total restructuring and other repositioning (income) expense	$(1,567)	$5,189	$1,516	$7,893

The total restructuring and other repositioning income of $1,567 and expense of $1,516 were recorded in the consolidated statements of operations for the three and six months ended September 30, 2009, respectively, as follows: $1,331 and $2,256 were recorded as a component of cost of sales; $261 and $1,223 were recorded as a component of selling, general and administrative expenses; and $3,159 and $1,963 were recorded as restructuring income.  The total restructuring and other repositioning costs of $5,189 and $7,893 were recorded in the consolidated statements of operations for the three and six months ended September 30, 2008, respectively, as follows: $1,075 and $2,575 were recorded as a component of cost of sales; $1,242 and $2,499 were recorded as a component of selling, general and administrative expenses; and $2,872 and $2,819 were recorded as restructuring expense.  The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods and favorable negotiations of severance packages.  During the second quarter of fiscal 2010, final severance negotiations were reached including an early retirement option in lieu of severance.

Subsequent event:  On October 22, 2009, the Company announced the anticipated closure of its Harrodsburg, Kentucky manufacturing facility.  This closure is anticipated to be completed over the next six to nine months.  Costs which are anticipated to be incurred related to this closure are approximately $3,100, consisting of $1,800 of employee-related costs and $1,300 of other costs such as equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $3,800 are anticipated to be incurred related to this closure, including approximately $700 of capital expenditures to be incurred in conjunction with the transfer of customer programs to other manufacturing facilities.

Note 12: Discontinued Operations and Assets Held for Sale

During fiscal 2009, the Company announced the intended divestiture of the South Korean-based heating, ventilating and air conditioning (HVAC) business.  Based on the accounting for the disposal of long-lived assets, it was determined during the fourth quarter of fiscal 2009 that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The South Korean business was formerly presented as part of the Original Equipment – Asia segment.  The balance sheet amounts relating to the South Korean business have been reclassified to assets held for sale and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

During the second quarter of fiscal 2010, the Company recorded environmental cleanup and remediation expenses of $671 as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of the Company’s Aftermarket business on July 22, 2005.

During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,149, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,639 received in cash.   Transaction expenses of $437 were paid by the Company during the first quarter of fiscal 2009.  The Company recorded a gain on sale, net of income taxes, of $848 and $1,697 for the three and six months ended September 30, 2008.

The major classes of assets and liabilities held for sale of the South Korean business at September 30, 2009 and March 31, 2009 included in the consolidated balance sheets were as follows:

	September 30, 2009	March 31, 2009
Assets held for sale:
Cash	$197	$-
Receivables - net	29,162	17,533
Inventories	12,518	9,097
Other current assets	5,405	2,543
Total current assets held for sale	47,282	29,173
Property, plant and equipment - net	31,284	33,500
Other noncurrent assets	973	828
Total noncurrent assets held for sale	32,257	34,328
Total assets held for sale	$79,539	$63,501

Liabilities of business held for sale:
Accounts payable	$29,662	$20,048
Accrued expenses and other current liabilities	13,949	7,970
Total current liabilities of business held for sale	43,611	28,018
Other noncurrent liabilities	16,088	12,181
Total liabilities of business held for sale	$59,699	$40,199

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following results of the South Korean business, the Electronics Cooling business and the environmental cleanup and remediation in the Netherlands have been presented as loss from discontinued operations in the consolidated statement of operations:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008

Net sales	$44,690	$42,776	$82,252	$106,943
Cost of sales and other expenses	46,219	44,303	92,591	107,185
Loss before income taxes	(1,529)	(1,527)	(10,339)	(242)
Provision for (benefit from) income taxes	42	(360)	93	571
Loss from discontinued operations	$(1,571)	$(1,167)	$(10,432)	$(813)

During the six months ended September 30, 2009, the Company recorded a loss of $7,646 on the South Korean asset group to reduce its carrying value to the estimated fair value less costs to sell.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2010, by segment and in the aggregate, are summarized in the following table:

	OE -Asia	South America	Commercial Products	Total

Balance, March 31, 2009	$517	$10,632	$14,490	$25,639
Fluctuations in foreign currency	2	3,293	1,459	4,754
Balance, September 30, 2009	$519	$13,925	$15,949	$30,393

Intangible assets are comprised of the following:

	September 30, 2009			March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	9,051	(2,665)	6,386	8,395	(2,192)	6,203
Other intangibles	417	(303)	114	352	(204)	148
Total amortized intangible assets	13,420	(6,920)	6,500	12,699	(6,348)	6,351
Unamortized intangible assets:
Tradename	948	-	948	690	-	690
Total intangible assets	$14,368	$(6,920)	$7,448	$13,389	$(6,348)	$7,041

Amortization expense was $162 and $244 for the three months ended September 30, 2009 and 2008, respectively, and $333 and $516 for the six months ended September 30, 2009 and 2008, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2010 through 2015 and beyond is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Fiscal Year	Estimated Amortization Expense

Remainder of 2010	$337
2011	651
2012	603
2013	603
2014	603
2015 & Beyond	3,703

Note 14: Indebtedness

The Company has $75,000, 10.0 percent Senior Notes issued in a private placement, maturing on September 29, 2015 (“2015 Notes”), and $50,000, 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes A”) and $25,000, 10.75 percent Senior Notes maturing on December 7, 2017 issued in a second private placement (“2017 Notes B”).  The Company also has a $175,000 revolving credit facility which is due to expire in July 2011.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15,000 euro ($21,952 U.S. equivalent) with Deutsche Bank AG.  The credit facility is available until March 14, 2010 and is secured by the assets of Modine Holding GmbH and its subsidiaries.  Under the terms of the credit agreement, the availability under the domestic revolving credit facility was reduced by $15,000 to $160,000 upon the effective date of the Deutsche Bank AG credit facility.

In September 2009, the Company entered into a Second Amendment to Credit Agreement and a Third Amendment to Credit Agreement with its primary lenders and a Waiver and Third Amendment to Note Purchase Agreement and a Fourth Amendment to Note Purchase Agreement with the Senior Note holders.  These agreements waived technical defaults which existed at the time of the amendments.  In addition, various amendments were made to the existing debt agreements as further discussed below:

•	The amount of cash restructuring charges that may be added back for purposes of calculating adjusted EBITDA was increased by $20,000, to $34,000;
•
The amount of permitted capital expenditures was increased by $5,000 from $65,000 to $70,000 for the current fiscal year, and any amount of unused capital expenditures for the current fiscal year (not to exceed $5,000) may be carried over to the next fiscal year; and

•
The amount of off-balance sheet liabilities for sale leasebacks after February 17, 2009 and the interest component of such sale leasebacks that are excluded from total debt and interest expense for covenant purposes was increased from $20,000 to $30,000.

The Company was required to prepay its outstanding revolving credit facility and Senior Note borrowings with 50% of the net proceeds from the September 30, 2009 common stock offering, resulting in a mandatory prepayment of $46,438.  In conjunction with the mandatory prepayment of the Senior Note borrowings, the Company was required to pay a prepayment penalty of $3,449 to the holders of the Senior Notes.  The availability under the revolving credit facility was reduced by $17,890 to $142,110 for the portion of the mandatory prepayment that was applied to the outstanding revolving credit facility.  In addition to the mandatory prepayment, the Company voluntarily repaid its outstanding revolving credit facility by an additional $26,110 with a portion of the proceeds from the common stock offering.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At September 30, 2009, the Company had $60,726 outstanding on the 2015 Notes, $40,484 outstanding on the 2017 Notes A and $20,242 outstanding on the 2017 Notes B.  There was $50,000 outstanding under the revolving credit facility.

At September 30, 2009, the Company had $92,110 available for future borrowings under the revolving credit facility.  In addition to this credit facility, unused lines of credit also exist in Europe and Brazil, totaling $36,556.  In the aggregate, the Company had total available lines of credit of $128,666 at September 30, 2009.

After giving consideration to the amendments and waivers the Company received during the quarter, the Company was in compliance with its debt covenants as of September 30, 2009.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2009 and March 31, 2009, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which have a fair value of approximately $115,007 and $124,418 at September 30, 2009 and March 31, 2009.

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At September 30, 2009 and March 31, 2009, approximately 43 percent of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At September 30, 2009, the Company had an inter-company loan totaling $8,850 with its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011.  Modine Brazil paid $3,350 and $6,050 on this inter-company loan during the three and six months ended September 30, 2009, respectively.

The Company also has other inter-company loans outstanding at September 30, 2009 as follows:
•	$11,460 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

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

Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instruments depends on whether it has been designed, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the six months ended September 30, 2009, the Company did not enter into any new futures contracts for commodities.

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated transactions.  Generally, these contracts have terms of 90 or fewer days.  The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings.  Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.  As of September 30, 2009, the Company had no outstanding forward foreign exchange contracts.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.  As of September 30, 2009, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

Interest rate derivatives: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss), and are being amortized to interest expense over the respective lives of the borrowings.  The Company amortized $462 of the interest rate derivatives in proportion with the mandatory prepayment of the Senior Notes on September 30, 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2009 are as follows:

	Balance Sheet Location	September 30, 2009
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$3,104

The amounts recorded in accumulated other comprehensive income (loss) (AOCI) as of September 30, 2009, and in the consolidated statement of operations for the three and six months ended September 30, 2009 are as follows:

			Three months ended	Six months ended
			September 30, 2009	September 30, 2009
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$6,011	Cost of sales	$1,689	$4,755
Interest rate derivative	1,041	Interest expense	550	635
Total	$7,052		$2,239	$5,390

Note 17: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

When available, the Company used quoted market prices to determine fair value and classified such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Trading securities
The Company’s trading securities are a mix of various investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets (such as the New York Stock Exchange (NYSE)) and are classified within Level 1 of the valuation hierarchy.

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

The Company measures fair value assuming that the unit of account is an individual derivative transaction and that derivatives are sold or transferred on a stand-alone basis.  Therefore, derivative assets and liabilities are presented on a gross basis without consideration of master netting arrangements.  The Company estimates the fair value of these derivative instruments based on dealer quotes as the dealer is willing to settle at the quoted prices.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

Deferred compensation obligation
The fair value of the deferred compensation obligation is recorded at the fair value of the investments held by the deferred compensation trust.  As noted above, the fair values are the market values directly from active markets (such as the NYSE) and are classified within Level 1 of the valuation hierarchy.

At September 30, 2009, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,058	$-	$-	$1,058
Total assets	$1,058	$-	$-	$1,058

Liabilities:
Derivative financial instruments	$-	$3,104	$-	$3,104
Deferred compensation obligation	2,099	-	-	2,099
Total liabilitites	$2,099	$3,104	$-	$5,203

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Changes in the warranty liability were as follows:

	Three months ended September 30
	2009	2008

Balance, July 1	$9,134	$12,314
Accruals for warranties issued in current period	1,877	1,747
Accruals (reversals) related to pre-existing warranties	1,628	(165)
Settlements made	(1,943)	(2,111)
Effect of exchange rate changes	333	(1,251)
Balance, September 30	$11,029	$10,534

	Six months ended September 30
	2009	2008

Balance, April 1	$9,107	$14,459
Accruals for warranties issued in current period	3,149	3,539
Accruals (reversals) related to pre-existing warranties	1,414	(539)
Settlements made	(3,613)	(5,754)
Effect of exchange rate changes	972	(1,171)
Balance, September 30	$11,029	$10,534

Commitments: At September 30, 2009, the Company had capital expenditure commitments of $29,251.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

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

During the second quarter of fiscal 2010, the Company implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.  The previously reported segment results for the Original Equipment – North America segment have been retrospectively adjusted for comparative purposes.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a summary of net sales, (loss) earnings from continuing operations and total assets by segment:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
Sales :
Original Equipment - Asia	$7,183	$3,464	$13,477	$9,049
Original Equipment - Europe	112,340	169,858	217,608	386,986
Original Equipment - North America	100,745	127,600	192,263	261,939
South America	27,976	44,772	50,617	86,118
Commercial Products	45,221	53,186	79,585	102,070
Segment sales	293,465	398,880	553,550	846,162
Corporate and administrative	692	885	1,538	1,734
Eliminations	(11,859)	(9,277)	(19,158)	(19,537)
Sales from continuing operations	$282,298	$390,488	$535,930	$828,359

Operating earnings (loss):
Original Equipment - Asia	$(1,351)	$(2,284)	$(2,955)	$(4,166)
Original Equipment - Europe	7,151	9,630	9,357	36,486
Original Equipment - North America	1,347	(13,877)	4,093	(24,182)
South America	2,315	6,418	3,508	10,608
Commercial Products	5,779	4,835	8,204	8,708
Segment earnings	15,241	4,722	22,207	27,454
Corporate and administrative	(10,611)	(15,480)	(22,541)	(23,979)
Eliminations	22	(34)	114	12
Other items not allocated to segments	(8,667)	(4,377)	(8,421)	(5,247)
Loss from continuing operations before income taxes	$(4,015)	$(15,169)	$(8,641)	$(1,760)

	September 30, 2009	March 31, 2009
Assets:
Original Equipment - Asia	$54,552	$46,539
Original Equipment - Europe	375,148	338,819
Original Equipment - North America	215,893	222,336
South America	83,693	66,620
Commercial Products	83,618	75,967
Corporate and administrative	62,678	50,794
Assets held for sale	79,539	63,501
Eliminations	(16,979)	(12,444)
Total assets	$938,142	$852,132

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial and commercial markets have created a significant downturn in the Company’s vehicular markets and, to a lesser extent, in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations or liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point recovery plan as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses which should be divested or exited as they do not meet required financial metrics;
•	Selling, general and administrative (SG&A) expense reduction – reducing SG&A expenses on an absolute basis and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that will provide the highest return on investment.

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

•
Pension assets – ensuring that investments within these plans provide appropriate diversification, monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk securities and other similar assets is limited; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings to the Company.

Counterparty risks:  The recent adverse events in the global financial and economic markets have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough review of customer credit reports and accounts receivable aging reports by an internal credit committee;
•	Suppliers – implementation of a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $2,667 and $1,976 at September 30, 2009 and March 31, 2009, respectively.  Additional reserves of $720 were recorded during the three and six months ended September 30, 2009, of which $671 was recorded as a component of loss from discontinued operations.  No additional reserves were recorded for the three and six months ended September 30, 2008.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2009 refers to the second quarter of fiscal 2010.

Second Quarter Overview:  Net sales in the second quarter of fiscal 2010 declined significantly from the second quarter of fiscal 2009 as a result of the weak global economy.  Significant reductions in direct and indirect costs in our manufacturing facilities as a result of our manufacturing realignment activities and lower material costs resulted in a 150 basis point improvement in gross margin from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.  Selling, general and administrative (SG&A) expenses decreased substantially from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 as the result of the execution of the SG&A reduction strategy of our four-point recovery plan.  This four-point recover plan includes manufacturing realignment, portfolio rationalization, SG&A reduction and capital allocation discipline.  Our loss from continuing operations for the second quarter of fiscal 2010 improved $8.0 million from the second quarter of fiscal 2009 despite the 27.7 percent decline in sales, due to the favorable impact of recent cost reduction activities.  Effective in the second quarter of fiscal 2010, our Fuel Cell business, which previously was reported as a separate segment, is reported as a product line within our Original Equipment – North America segment for all periods presented.

On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock for proceeds of $93.6 million, after deducting underwriting discounts and commissions of $5.1 million.  We anticipate that the net proceeds will be reduced by approximately $0.7 million in the third quarter of fiscal 2010 when estimated legal, accounting and printing fees incurred in conjunction with the public offering are paid.  We used $72.5 million of the proceeds to reduce outstanding indebtedness, which substantially improved our liquidity and strengthened our balance sheet.  In addition, we intend to use a portion of the proceeds from the public offering as follows:

•
Protect our vehicular business by accelerating restructuring under the four-point recovery plan.  On October 22, 2009, we announced the closure of our Harrodsburg, Kentucky facility under our manufacturing alignment strategy to improve the utilization of our facilities, with fewer facilities, but operating at higher capacities;

•	Accelerate growth in our Commercial Products segment; and
•	Fund working capital needs of the business once our end markets recover from the global recession.

Year-To-Date Overview:  Net sales in the first six months of fiscal 2010 decreased 35.3 percent from the first six months of fiscal 2009 driven by overall sales volume declines as a result of the weak global economy particularly within the automotive and medium/heavy duty truck markets.  Sales volumes decreased across most of the segments of our business.  In addition, the unfavorable impact of foreign currency exchange rate changes contributed to approximately 4.4 percent of this decline in sales.  Gross margin decreased 50 basis points from the first six months of fiscal 2009 to the first six months of fiscal 2010 due to the significant decrease in sales volumes and the corresponding underabsorption of fixed costs partially offset by the positive impact of materials pricing and the benefits realized as a result of manufacturing realignment efforts initiated during fiscal 2009.  SG&A expenses for fiscal 2010 year-to-date decreased 34.8 percent from the same period in fiscal 2009 reflecting our intense focus on lowering our administrative cost structure and executing on our portfolio rationalization strategy.  Our loss from continuing operations for the first six months of fiscal 2010 increased $4.2 million from the first six months of fiscal 2009 as a result of the significant decrease in sales volumes and decreased gross margin partially offset by significant reductions in SG&A costs.

Index

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents highlights of the consolidated results from continuing operations on a sequential basis from the first quarter of fiscal 2010 to the second quarter of fiscal 2010:

For the three months ended	September 30, 2009	June 30, 2009
(dollars in millions)	$'s	$'s
Net sales	$282.3	$253.6
Gross margin	15.0%	14.1%
Selling, general and administrative expenses	$37.0	$38.5
Loss from continuing operations before income taxes	$(4.0)	$(4.6)
Adjusted EBITDA	$22.7	$16.8

Net sales improved 11.3 percent from the first quarter of fiscal 2010 to the second quarter of fiscal 2010, which we believe provides a good indication of stabilization and selective, modest improvements in the markets we serve.  Gross margin increased 90 basis points from the first quarter of fiscal 2010 to the second quarter of fiscal 2010, which is primarily attributable to the higher quarter-over-quarter sales volumes and a significant reduction in direct and indirect costs in our manufacturing facilities as a result of actions taken during fiscal 2009.  SG&A expenses have been on a steady decline over the past year due to our intense focus on lowering our cost structure.  During the second quarter of fiscal 2010, we recorded a loss from continuing operations before income taxes of $4.0 million, which improved slightly from the first quarter of fiscal 2010 due to the favorable gross margin performance and restructuring income partially offset by increased interest costs, which includes a $3.4 million prepayment penalty incurred in conjunction with the debt paydown from the proceeds of our common stock offering.  Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) improved based on the favorable impact of our cost reduction efforts and increase in sales volumes.  See Liquidity and Capital Resources for further discussion and the calculation of adjusted EBITDA.

The following table presents consolidated results from continuing operations on a comparative basis for the three and six months ended September 30, 2009 and 2008:

	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	282.3	100.0%	390.5	100.0%	535.9	100.0%	828.4	100.0%
Cost of sales	239.9	85.0%	337.9	86.5%	457.7	85.4%	702.9	84.9%
Gross profit	42.4	15.0%	52.6	13.5%	78.2	14.6%	125.5	15.1%
Selling, general and administrative expenses	37.0	13.1%	57.5	14.7%	75.6	14.1%	116.0	14.0%
Restructuring (income) expense	(3.2)	-1.1%	2.9	0.7%	(2.0)	-0.4%	2.8	0.3%
Impairment of long-lived assets	3.8	1.4%	3.0	0.8%	4.8	0.9%	3.2	0.4%
Income (loss) from operations	4.7	1.6%	(10.8)	-2.8%	(0.2)	0.0%	3.5	0.4%
Interest expense	9.6	3.4%	2.9	0.7%	15.1	2.8%	5.5	0.7%
Other (income) expense – net	(1.0)	-0.3%	1.5	0.4%	(6.7)	-1.3%	(0.3)	0.0%
Loss from continuing operations before income taxes	(4.0)	-1.4%	(15.2)	-3.9%	(8.6)	-1.6%	(1.8)	-0.2%
Provision for (benefit from) income taxes	0.9	0.3%	(2.3)	-0.6%	1.9	0.4%	4.6	0.6%
Loss from continuing operations	(4.9)	-1.7%	(12.9)	-3.3%	(10.5)	-2.0%	(6.3)	-0.8%

Comparison of Three Months Ended September 30, 2009 and 2008

Second quarter net sales of $282.3 million were 27.7 percent lower than the $390.5 million reported in the second quarter of fiscal 2009.  The decrease in revenues was driven by overall sales volume declines as a result of the weak global economy and $11.5 million of unfavorable foreign currency exchange rate changes.  Medium/heavy duty truck sales declined approximately 32.2 percent compared to the second quarter of fiscal 2009.  Significant sales volume decreases were experienced throughout all of the segments of our business.

Index

During the second quarter of fiscal 2010, gross margin improved 150 basis points from 13.5 percent in the second quarter of fiscal 2009 to 15.0 percent in the second quarter of fiscal 2010.  The improvement in gross margin is the result of the reduction in direct and indirect costs in the manufacturing facilities as a result of cost reduction actions taken during fiscal 2009 and the impact of favorable materials pricing.

SG&A expenses decreased $20.5 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to the impact of fiscal 2009 cost reduction actions, which include a workforce reduction at the Corporate headquarters in Racine, Wisconsin and throughout the European facilities, including the European headquarters in Bonlanden, Germany.

Restructuring (income) expense is primarily comprised of severance costs incurred as a result of actions taken under our four-point recovery plan.  During the second quarter of fiscal 2010, we recorded restructuring income related to the reversal of severance liabilities as the result of favorable benefits negotiations within our Original Equipment – Europe segment.  During the second quarter of fiscal 2009, we recorded restructuring expenses of $2.9 million, which represents severance charges incurred in conjunction with the early retirements and reduction in workforce in our Racine, Wisconsin, headquarters.

During the second quarter of fiscal 2010, we recorded impairment charges of $3.8 million against long-lived assets in our North American business for certain program assets that were not able to support their asset bases and for assets at the Harrodsburg, Kentucky manufacturing facility based on our intentions to close this facility.  During the second quarter of fiscal 2009, we recorded impairment charges of $3.0 million against certain long-lived assets in our North American and Commercial Products businesses.  These charges related to certain program assets which were not able to support their asset bases, as well as impairment charges for certain assets that are no longer in use.

Results from operations improved $15.5 million from the reported loss from operations of $10.8 million in the second quarter of fiscal 2009 to the reported income from operations of $4.7 million in the second quarter of fiscal 2010.  The improvement in gross margin and SG&A expenses and restructuring income were the primary factors contributing to this improvement in results from operations.

Interest expense increased $6.7 million over the comparable quarter, primarily driven by a $3.4 million prepayment penalty to the holders of the Senior Notes in connection with the mandatory prepayments of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.  Also included in interest expense was $0.8 million related to the amortization of capitalized debt issuance costs and interest rate derivatives in proportion with the mandatory prepayment of the Senior Notes.

Other (income) expense increased $2.5 million from $1.5 million of expense recorded in the second quarter of fiscal 2009 to $1.0 million of income recorded in the second quarter of fiscal 2010.  The increase in other (income) expense was primarily related to foreign currency transaction gains recorded in the second quarter of fiscal 2010 on inter-company loans denominated in a foreign currency.

During the second quarter of fiscal 2010, we recorded a $0.9 million provision for income taxes, which represents an effective tax rate of 21.7 percent.  This compares to a $2.3 million benefit from income taxes recorded during the second quarter of fiscal 2009, which represents an effective tax rate of -14.9 percent.  During the second quarter of fiscal 2010, we recorded a valuation allowance of $2.0 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.

Loss from continuing operations improved $8.0 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010.  In addition, diluted loss per share from continuing operations improved to a $0.15 loss per share from a $0.40 loss per share in the prior year.  These decreases were primarily related to the significant improvement in results from operations in the second quarter of fiscal 2010.

Index

Comparison of Six Months Ended September 30, 2009 and 2008

Fiscal 2010 year-to-date net sales of $535.9 million were $292.5 million lower than the $828.4 million reported in the same period last year.  The decrease in revenues was driven by overall sales volume declines as a result of the weak global economy.  Automotive and medium/heavy duty truck sales declined approximately 26.5 percent and 37.0 percent, respectively compared to the first six months of fiscal 2009.  In addition, foreign currency exchange rate changes contributed to $36.5 million of the decrease.  Significant sales volume declines were experienced throughout most of the segments of our business.

Fiscal 2010 year-to-date gross margin decreased to 14.6 percent from 15.1 percent reported in the same period of fiscal 2009.  The decrease in gross margin is primarily related to the substantial reduction in sales volumes and the corresponding underabsorption of fixed overhead costs partially offset by the positive impact of materials pricing and the benefits realized as a result of manufacturing realignment efforts initiated during fiscal 2009.

Fiscal 2010 year-to-date SG&A expenses decreased $40.4 million from the same period last year, reflecting our intense focus on lowering our administrative cost structure and executing on our portfolio rationalization strategy.  Incremental consulting fees of $2.5 million were incurred during the first six months of fiscal 2009 related to the on-going restructuring activities in North America, which also contributed to the year-over-year decrease in SG&A expenses.

Restructuring income of $2.0 million was recorded during the first six months of fiscal 2010 related to the reversal of severance liabilities within our European business as the result of favorable benefits negotiations.  Restructuring charges of $2.8 million were recorded during the first six months of fiscal 2009 related to early retirements and severance costs relating to our reduction in workforce under our four-point recovery plan.

During the first six months of fiscal 2010, we recorded impairment charges of $4.8 million related primarily to long-lived assets in our North American business for certain program assets thar were not able to support their asset bases and for the Harrodsburg, Kentucky manufacturing facility based on our intentions to close this facility.  During the first six months of fiscal 2009, we recorded impairment charges of $3.2 million against certain long-lived assets in our North American and Commercial Products businesses.  These charges related to program assets that were not able to support their asset bases, as well as impairment charges for certain assets that were being disposed of.

Fiscal 2010 year-to-date interest expense increased $9.6 million over the same period last year, based on increased borrowings early in fiscal 2010 with increased interest rates along with the $3.4 million prepayment penalty to the holders of the Senior Notes in connection with the mandatory prepayments of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.  Also included in interest expense was the amortization of $0.8 million of capitalized debt issuance costs and interest rate derivatives in proportion with the mandatory prepayment of the Senior Notes.

Fiscal 2010 year-to-date other income increased $6.4 million over the same period last year.  The increase was partially related to foreign currency exchange gains on inter-company loans denominated in a foreign currency.  In addition, we sold our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. resulting in a gain of $1.5 million during the first quarter of fiscal 2010.

During the first six months of fiscal 2010, we recorded a $1.9 million provision for income taxes, which represents an effective tax rate of 21.8 percent.  This compares to a $4.6 million provision for income taxes recorded during the first six months of fiscal 2009, which represented an effective tax rate of 259.3 percent.  During the second quarter of fiscal 2010, we recorded a valuation allowance of $2.4 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.  During the first six months of fiscal 2009, we recorded valuation allowance charges of $9.3 million primarily against the net deferred tax assets in the U.S.

Index

Loss from continuing operations increased $4.2 million from the first six months of fiscal 2009 to the first six months of fiscal 2010.  In addition, diluted loss per share from continuing operations increased from a $0.20 loss per share in the prior year to a loss of $0.32 per share in the current year.  The decline in sales and resulting underabsorption of fixed manufacturing costs and the increase in interest expense were the primary drivers of this increase.

DISCONTINUED OPERATIONS

During fiscal 2009, we announced the intended divestiture of our South Korean-based heating, ventilating and air conditioning (HVAC) business.  It was determined during the fourth quarter of fiscal 2009 that this business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.

The following table presents the quarterly results of the South Korean HVAC business reported through the third quarter of fiscal 2009, which will be separately presented as a component of earnings (loss) from discontinued operations in future quarterly filings (amounts in thousands):

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

Our marketing efforts have increased during the second quarter of fiscal 2010 and we believe that the South Korean HVAC business will be sold before the end of the fiscal year.

SEGMENT RESULTS OF OPERATIONS

During the first quarter of fiscal 2010, we implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  During the second quarter of fiscal 2010, we implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.  The previously reported results for the Original Equipment – North America segment have been retrospectively adjusted to reflect these changes for comparative purposes as follows:

Index

Original Equipment - North America
(dollars in millions)
	Fiscal 2009 Quarter Ended				Fiscal 2009 Full Year	Fiscal 2010 Quarter Ended June 30, 2009
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Net sales	$134.3	$127.6	$137.7	$99.9	$499.5	$91.5
Gross profit	$8.0	$5.9	$15.5	$13.2	$42.6	$12.1
Gross margin	6.0%	4.6%	11.3%	13.2%	8.5%	13.2%
Selling, general and administrative expenses	$18.1	$17.2	$14.2	$10.7	$60.2	$8.5
(Loss) earnings from continuing operations	$(10.2)	$(13.9)	$(8.7)	$(3.4)	$(36.2)	$2.7

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2009 and 2008:

Original Equipment - Asia
	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	7.2	100.0%	3.5	100.0%	13.5	100.0%	9.0	100.0%
Cost of sales	7.3	101.4%	3.6	102.9%	13.9	103.0%	8.7	96.7%
Gross profit	(0.1)	-1.4%	(0.1)	-2.9%	(0.4)	-3.0%	0.3	3.3%
Selling, general and administrative expenses	1.3	18.1%	2.2	62.9%	2.6	19.3%	4.5	50.0%
Loss from continuing operations	(1.4)	-19.4%	(2.3)	-65.7%	(3.0)	-22.2%	(4.2)	-46.7%

Comparison of Three Months Ended September 30, 2009 and 2008

The Original Equipment – Asia segment is currently in the expansion phase.  Net sales increased $3.7 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to a growing presence in the region and the completion of construction on a new facility in Chennai, India.  This facility began production in the second quarter of fiscal 2009 and is currently in low volume production.  Gross margin improved 150 basis points from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 yet is still negative due to the recent start-up of this facility.  SG&A expenses decreased $0.9 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to cost reduction efforts within this region.  The loss from continuing operations decreased $0.9 million over the periods presented due to the decrease in SG&A costs.

Comparison of Six Months Ended September 30, 2009 and 2008

Original Equipment – Asia fiscal 2010 year-to-date net sales increased $4.5 million from the same period last year due to expansion in the Asia region and incremental sales from a new manufacturing facility completed during the second quarter of fiscal 2009.  The negative margin for the first six months of fiscal 2010 is related to the start-up activities at this facility.  SG&A expenses decreased $1.9 million as a result of positive cost reduction efforts within the region.  The loss from continuing operations decreased $1.2 million over the periods presented based on the cost reduction efforts in SG&A.

Index

Original Equipment - Europe
	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	112.3	100.0%	169.9	100.0%	217.6	100.0%	387.0	100.0%
Cost of sales	98.3	87.5%	146.6	86.3%	190.1	87.4%	322.0	83.2%
Gross profit	14.0	12.5%	23.3	13.7%	27.5	12.6%	65.0	16.8%
Selling, general and administrative expenses	10.1	9.0%	13.7	8.1%	21.0	9.7%	28.5	7.4%
Restructuring income	(3.3)	-2.9%	-	0.0%	(3.1)	-1.4%	-	0.0%
Impairment of long-lived assets	-	0.0%	-	0.0%	0.2	0.1%	-	0.0%
Income from continuing operations	7.2	6.4%	9.6	5.7%	9.4	4.3%	36.5	9.4%

Comparison of Three Months Ended September 30, 2009 and 2008

Original Equipment – Europe net sales decreased $57.6 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010, driven by a $52.4 million decline in underlying vehicular sales volumes and a $5.2 million unfavorable impact of foreign currency exchange rate changes.  Vehicular sales volumes in this segment have been adversely affected by the global recession.  Gross margin declined from 13.7 percent during the second quarter of fiscal 2009 to 12.5 percent during the second quarter of fiscal 2010, related to the reduced underlying sales volumes and resulting underabsorption of fixed manufacturing costs, as well as a change in mix of our sales toward lower margin business.  SG&A expenses decreased $3.6 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 as the result of SG&A cost reduction efforts.  Restructuring income of $3.3 million was recorded during the second quarter of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Income from continuing operations decreased $2.4 million over the periods presented, primarily as a result of the declining revenues and gross margin, partially offset by the positive effects of SG&A cost reductions and restructuring income.

Comparison of Six Months Ended September 30, 2009 and 2008

Original Equipment – Europe fiscal 2010 year-to-date net sales decreased $169.4 million from the same period last year, based primarily on a decline in vehicular sales volumes as a result of the weak global economy and a $20.4 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 16.8 percent during the first six months of fiscal 2009 to 12.6 percent during the first six months of fiscal 2010, which was largely due to the underabsorption of fixed manufacturing costs as a result of the substantial decrease in sales volumes.  SG&A expenses decreased $7.5 million, primarily due to the positive impact of SG&A cost reduction efforts.  Restructuring income of $3.1 million was recorded during the second quarter of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Income from continuing operations decreased $27.1 million from the first six months of fiscal 2009 to the first six months of fiscal 2010 based on the decreased sales volumes and declining gross margin.

Index

Original Equipment - North America
	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	100.7	100.0%	127.6	100.0%	192.3	100.0%	261.9	100.0%
Cost of sales	89.3	88.7%	121.7	95.4%	168.7	87.7%	248.0	94.7%
Gross profit	11.4	11.3%	5.9	4.6%	23.6	12.3%	13.9	5.3%
Selling, general and administrative expenses	6.3	6.3%	17.2	13.5%	14.8	7.7%	35.5	13.6%
Restructuring (income) expense	-	0.0%	(0.1)	-0.1%	0.1	0.1%	(0.2)	-0.1%
Impairment of long-lived assets	3.8	3.8%	2.7	2.1%	4.6	2.4%	2.8	1.1%
Income (loss) from continuing operations	1.3	1.3%	(13.9)	-10.9%	4.1	2.1%	(24.2)	-9.2%

Comparison of Three Months Ended September 30, 2009 and 2008

Original Equipment – North America net sales decreased $26.9 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010, primarily driven by depressed North American truck and off-highway markets.  Gross margin improved from 5.9 percent during the second quarter of fiscal 2009 to 11.3 percent during the second quarter of fiscal 2010.  This improvement is primarily related to the positive impact of materials pricing and the benefits realized as a result of manufacturing realignment efforts initiated during fiscal 2009.  During the first quarter of fiscal 2010, we implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  SG&A expenses for the second quarter of fiscal 2009 were retrospectively adjusted for comparative purposes to reflect $4.8 million of costs previously included in Corporate and administrative.  SG&A expenses decreased $10.9 million year-over-year, primarily due to the flow-through impact of fiscal 2009 cost reduction actions and consulting fees incurred in fiscal 2009 in connection with the manufacturing realignment.  The long-lived asset impairment charges recorded during the second quarter of fiscal 2010 were related to the Harrodsburg, Kentucky manufacturing facility as this facility is intended for closure and its net book value exceeded its fair value and a program that is unable to support its asset base.  The majority of the long-lived asset impairment charges recorded during the second quarter of fiscal 2009 related to assets within this segment for a program that is unable to support its asset base, as well as for assets that are no longer in use.  The income from continuing operations of $1.3 million during the second quarter of fiscal 2010 was an improvement of $15.2 million from the loss from continuing operations of $13.9 million incurred in the second quarter of fiscal 2009, based on the improved gross margin and SG&A cost reduction activities.

Comparison of Six Months Ended September 30, 2009 and 2008

Original Equipment – North America fiscal 2010 year-to-date net sales decreased $69.6 million from the same period last year.  The sales volumes continue to be depressed on a year-over-year basis due to depressed North American truck and off-highway markets.  Gross margin improved from 5.3 percent during the first six months of fiscal 2009 to 12.3 percent during the first six months of fiscal 2010, primarily attributable to a significant reduction in direct and indirect costs in the North American manufacturing facilities and the positive impact of materials pricing.  During the first quarter of fiscal 2010, we implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  SG&A expenses for the first six months of fiscal 2009 were retrospectively adjusted for comparative purposes to reflect $10.0 million of costs previously included in Corporate and administrative.  SG&A expenses decreased $20.7 million year-over-year due to the positive impact of cost reduction actions within the region and the absence of consulting fees incurred in fiscal 2009 in connection with the manufacturing realignment.  Asset impairment charges of $4.6 million recorded during the first six months of fiscal 2010 related to a program that was not able to support its asset base and the Harrodsburg, Kentucky manufacturing facility which had a net book value which exceeded its fair value.  The majority of the long-lived asset impairment charges recorded during the first six months of fiscal 2009 relate to assets within this segment for a program which is unable to support its asset base, as well as for assets which are no longer in use.  During the first six months of fiscal 2010, this segment  reported income from continuing operations of $4.1 million, which has improved $28.3 million from the loss from continuing operations of $24.2 million incurred in the first six months of fiscal 2009, based primarily on the improved gross margin and reduction in SG&A costs.

Index

South America
	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	28.0	100.0%	44.8	100.0%	50.6	100.0%	86.1	100.0%
Cost of sales	22.3	79.6%	34.1	76.1%	40.1	79.2%	66.2	76.9%
Gross profit	5.7	20.4%	10.6	23.7%	10.5	20.8%	19.9	23.1%
Selling, general and administrative expenses	3.2	11.4%	4.2	9.4%	6.2	12.3%	9.4	10.9%
Restructuring expense	0.2	0.7%	-	0.0%	0.8	1.6%	-	0.0%
Income from continuing operations	2.3	8.2%	6.4	14.3%	3.5	6.9%	10.6	12.3%

Comparison of Three Months Ended September 30, 2009 and 2008

South America net sales decreased $16.8 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to reduced sales volumes within their commercial vehicle and agricultural markets as a result of the global recession and a $3.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 23.7 percent during the second quarter of fiscal 2009 to 20.4 percent during the second quarter of fiscal 2010 due to the reduced sales volumes and resulting underabsorption of fixed manufacturing costs.  Income from continuing operations decreased $4.1 million over the periods presented based on the reduced sales volumes and declining gross margin.

Comparison of Six Months Ended September 30, 2009 and 2008

South America fiscal 2010 year-to-date net sales decreased $35.5 million from the same period last year, based on reduced sales volumes within their commercial vehicle markets, along with an unfavorable impact of foreign currency exchange rate changes of $9.1 million.  Gross margin decreased from 23.1 percent during the first six months of fiscal 2009 to 20.8 percent during the first six months of fiscal 2010 due to the underabsorption of fixed costs with the reduced sales volumes.  SG&A expenses decreased $3.2 million due to the positive impact of SG&A reduction efforts within this region.  Restructuring expense of $0.8 million was recorded during the first six months of fiscal 2010 related to a workforce reduction within the Brazilian operations.  Income from continuing operations decreased $7.1 million from the first six months of fiscal 2009 to the first six months of fiscal 2010 based on the significantly reduced sales volumes and gross margin decline.

Index

Commercial Products
	Three months ended September 30				Six months ended September 30
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	45.2	100.0%	53.2	100.0%	79.6	100.0%	102.1	100.0%
Cost of sales	32.8	72.6%	40.3	75.8%	59.0	74.1%	78.4	76.8%
Gross profit	12.4	27.4%	12.9	24.2%	20.6	25.9%	23.7	23.2%
Selling, general and administrative expenses	6.6	14.6%	7.7	14.5%	12.1	15.2%	14.6	14.3%
Restructuring expense	-	0.0%	-	0.0%	0.3	0.4%	-	0.0%
Impairment of long-lived assets	-	0.0%	0.4	0.8%	-	0.0%	0.4	0.4%
Income from continuing operations	5.8	12.8%	4.8	9.0%	8.2	10.3%	8.7	8.5%

Comparison of Three Months Ended September 30, 2009 and 2008

Commercial Products net sales decreased $8.0 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010, primarily driven by an overall reduction in the sales volumes and a $2.6 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 24.2 percent during the second quarter of fiscal 2009 to 27.4 percent during the second quarter of fiscal 2010, primarily related to sales price increases, lower material costs and manufacturing cost improvements.  SG&A expenses declined $1.1 million from the second quarter of fiscal 2009 to the second quarter of fiscal 2010 due to cost reduction efforts.  A long-lived asset impairment charge of $0.4 million was recorded in the second quarter of fiscal 2009 related to a cancelled product in its development stage.  Income from continuing operations improved $1.0 million over the periods presented, as the manufacturing and SG&A cost reduction efforts more than offset the declining sales volumes.

Comparison of Six Months Ended September 30, 2009 and 2008

Commercial Products fiscal 2010 year-to-date net sales decreased $22.5 million from the same period last year, based primarily on an overall reduction in sales volume with the deterioration in the global economy and a $6.7 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 23.2 percent during the first six months of fiscal 2009 to 25.9 percent during the first six months of fiscal 2010, based on lower material costs, manufacturing cost improvements and productivity initiatives.  SG&A expenses decreased $2.5 million from the first six months of fiscal 2009 to the first six months of fiscal 2010 due to cost reduction efforts.  Income from continuing operations decreased slightly over the periods presented, based on the significant decrease in sales, partially offset by gross margin improvements and SG&A cost reduction efforts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  In addition, on September 30, 2009 we completed a public offering of 13.8 million shares of our common stock, including 1.8 million shares issued pursuant to the fully exercised underwriters’ option to purchase additional shares, at a price of $7.15 per share.  The proceeds of the common stock offering were $93.6 million, after deducting underwriting discounts and commissions of $5.1 million.  We anticipate that the net proceeds will be reduced by approximately $0.7 million in the third quarter of fiscal 2010 when estimated legal, accounting and printing fees  incurred in conjunction with the public offering are paid.

Cash provided by operating activities for the six months ended September 30, 2009 was $18.9 million as compared to $40.3 million for the six months ended September 30, 2008.  During the first six months of fiscal 2009, we were able to generate positive cash flow through working capital improvement initiatives.  During the first six months of fiscal 2010, we were slowly beginning to increase our working capital balances in proportion to recent volume increases.  This year-over-year change in working capital balances was the most significant factor contributing to the reduction in operating cash flows.

Index

At September 30, 2009, the Company had capital expenditure commitments of $29.3 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.  Our capital spending is limited under our amended credit agreements to $70.0 million for fiscal 2010 (as amended in the second quarter) and for all fiscal years thereafter.

Outstanding indebtedness decreased $69.8 million to $179.4 million at September 30, 2009 from the March 31, 2009 balance of $249.2 million, primarily as a result of the debt repayment with a portion of the proceeds from the common stock offering.  We were required to prepay our outstanding revolving credit facility and Senior Note borrowings with 50% of the net proceeds from the common stock offering, resulting in a mandatory prepayment of $46.4 million.  In conjunction with the mandatory prepayment of the Senior Note borrowings, we were required to pay a prepayment penalty of $3.4 million to the holders of the Senior Notes.  In addition to the mandatory prepayment, we voluntarily repaid our outstanding revolving credit facility by an additional $26.1 million with a portion of the proceeds from the common stock offering.

At September 30, 2009, we had $92.1 million available for future borrowings under the revolving credit facility.  In addition to this revolving credit facility, we have unused lines of credit in Europe and Brazil totaling $36.6 million at September 30, 2009.  In the aggregate, we have total available lines of credit of $128.7 million at September 30, 2009.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15.0 million euro ($22.0 million U.S. equivalent).  Under the terms of our U.S. revolving credit facility, the availability under that facility has been reduced by $15.0 million upon entering into the new foreign credit facility.  In addition, the availability under the U.S. revolving credit facility was further reduced by $17.9 million to $142.1 million due to the portion of the mandatory prepayment that was applied to the outstanding revolving credit facility.

We believe that our internally generated operating cash flows, working capital management efforts, asset disposition opportunities and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures, working capital needs of the business as our end markets recover from the global recession and restructuring costs incurred under the four-point recovery plan.

Debt Covenants

In September 2009, we entered into a Second Amendment to Credit Agreement and a Third Amendment to Credit Agreement with our primary lenders and a Waiver and Third Amendment to Note Purchase Agreement and a Fourth Amendment to Note Purchase Agreement with our Senior Note holders.  See Note 14 of the Notes to Condensed Consolidated Financial Statements for further discussion of these amendments.

Our debt agreements require us to maintain compliance with various covenants.  The most restrictive limitation is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as our (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34.0 million of cash restructuring and repositioning charges (as amended during the second quarter) and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to loss (earnings) from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

Index

The following presents the minimum adjusted EBITDA level requirements with which we are required to comply through the fourth quarter of fiscal 2010:

For the three consecutive quarters ended September 30, 2009	$(14.0) million
For the four consecutive quarters ending December 31, 2009	1.8 million
For the four consecutive quarters ending March 31, 2010	35.0 million

Our adjusted EBITDA for the three consecutive quarters ended September 30, 2009 was $41.3 million, which exceeded the minimum adjusted EBITDA requirement by $55.3 million.  We expect to remain in compliance with this covenant throughout the remainder of fiscal 2010 based on the adjusted EBITDA recorded during the first and second quarters of fiscal 2010 and the projected financial results for the remainder of fiscal 2010.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Total
Loss from continuing operations	$(40,763)	$(5,642)	$(4,886)	$(51,291)
Consolidated interest expense	4,182	5,459	9,643	19,284
Provision for income taxes	3,346	1,016	871	5,233
Depreciation and amortization expense (a)	15,827	15,755	16,183	47,765
Non-cash charges (b)	15,610	(2,036)	3,264	16,838
Restructuring and repositioning (income) charges (c)	3,515	2,263	(2,334)	3,444
Adjusted EBITDA	$1,717	$16,815	$22,741	$41,273

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

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Total
Long-lived asset impairments	$13,228	$994	$3,849	$18,071
Non-cash restructuring and repositioning charges	894	820	767	2,481
Exchange losses (gains) on intercompany loans	968	(3,345)	(1,226)	(3,603)
Provision for uncollectible notes receivable	(404)	(585)	(327)	(1,316)
Supplemental executive retirement plan settlement	924	80	201	1,205
Non-cash charges	$15,610	$(2,036)	$3,264	$16,838

(c)
Restructuring and repositioning (income) charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Index

In addition to the minimum adjusted EBITDA covenant, we are not permitted to incur capital expenditures greater than $70.0 million for fiscal year 2010 (as amended in the second quarter) and greater than $70.0 million for all fiscal years thereafter.  We expect to remain in compliance with this covenant for the remainder of fiscal 2010 and beyond.

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

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 and through the term of the revolving credit facility based on the adjusted EBITDA recorded during the first and second quarters of fiscal 2010, our projected financial results for the remainder of fiscal 2010 and the significant reduction in the debt balance as a result of the common stock offering.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Impairment of Goodwill and Indefinite-Lived Intangible Assets:  Impairment tests are conducted at least annually unless business events or other conditions exist that would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  We conduct the annual review of goodwill and other intangible assets with indefinite lives for impairment in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.  At September 30, 2009 the Company had goodwill of $30.4 million recorded, consisting primarily of $13.9 million within the South America segment and $15.9 million within the Commercial Products segment.  The South America and Commercial Products segments continue to report operating income and forecast strong financial results.  The future discounted cash flows of these segments continue to substantially exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at September 30, 2009.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

Impairment of Long-Lived and Amortized Intangible Assets:  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment, intangible assets with finite lives and equity investments, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary,” the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  This value can be based on appraised value, estimated salvage value, sales price under negotiation or estimated cancellation charges, as applicable.  The Company recorded long-lived asset impairment charges of $3.8 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively.  The Company recorded long-lived asset impairment charges of $4.8 million and $3.2 million for the six months ended September 30, 2009 and 2008, respectively.

Index

The most significant long-lived assets that have been subject to impairment evaluations during the six months ended September 30, 2009 and 2008 are the Company’s net property, plant and equipment, which totaled $457.6 million at September 30, 2009.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

The Company’s four-point recovery plan is designed to attain a more competitive cost base and improve the Company’s longer term competitiveness, and this plan is intended to reduce the risk of potential long-lived asset impairment charges in the future once the accelerated restructuring under the four-point recovery plan is completed.  The manufacturing realignment strategy of this plan is designed to improve the utilization of the Company’s facilities, with fewer facilities, but operating at higher capacities.  The portfolio rationalization strategy of this plan is designed to identify and retain products for which the Company can earn a sufficient return on its investment, and divest or exit products that do not meet required financial metrics.  These strategies have the goal of creating better facility utilization and greater profitability in product mix, which are designed to allow the manufacturing facilities to withstand more significant adverse changes before an impairment charge is necessary.

New Accounting Pronouncements

Accounting standards changes and new accounting pronouncements:  In December 2007, the Financial Accounting Standards Board (FASB) issued updated guidance on business combinations which retained the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired. Additionally, this new guidance amended the goodwill disclosure requirements to require a roll-forward of the gross amount of goodwill and accumulated impairment losses.  This new guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  The segments for which we currently have goodwill have not had any historical impairment charges.  This guidance also amends accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of the new guidance would also apply the provisions of that guidance.  Early adoption was not allowed.  The adoption of this standard did not have an impact on previous acquisitions.

Index

In December 2007, the FASB issued new accounting guidance on consolidations which established new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  Our consolidated subsidiaries are wholly owned and, as such, no non-controlling interests are currently reported in the consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  This new guidance is effective on a prospective basis on or after April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption was not allowed.   The adoption of this standard did not have an impact on the consolidated financial statements.

In April 2009, the FASB issued new accounting guidance which requires the disclosure about fair value of financial instruments in interim reporting periods of publicly traded companies similar to the disclosures that were previously only required in annual financial statements.  The provisions of this new guidance were effective April 1, 2009 and amend only the disclosure requirements about fair value of financial instruments in interim periods.  Therefore, the adoption of this guidance had no impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events that addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  This guidance was effective on June 30, 2009.  We reviewed events for inclusion in the financial statements through November 5, 2009, the date that the accompanying financial statements were issued.  The adoption of this guidance did not impact the financial position or results of operations.

In August 2009, the FASB issued a new accounting standards update on fair value measurements and disclosures that applies to the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price is an active market for the identical liability is not available, companies are required to measure fair value of the liability using one or both of the following techniques:  (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.  This update is effective during the third quarter of fiscal 2010.  We do not anticipate that adoption of this update will have a material impact on our consolidated financial statements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, with the exception of the mandatory prepayment of long-term debt of $46.4 million and the voluntary repayment of long-term debt of $26.1 million from a portion of the proceeds of the common stock offering on September 30, 2009.  The majority of these payments reduce our contractual obligations for long-term debt (including interest) in the period greater than five years.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $7.2 million as of September 30, 2009.

Index

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Other risks and uncertainties include, but are not limited to, the following:

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	The impact the weak global economy is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from the manner in which Modine’s customers and lenders deal with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending and/or consummate planned divestitures;

•	Modine’s ability to recover the book value of the South Korean business, when divested;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point recovery plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Modine’s impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin, including its ability to produce products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

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

Index

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has equity investments in companies located in France and Japan.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three and six months ended September 30, 2009, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $14.3 million and $41.1 million, respectively.  At September 30, 2009 and March 31, 2009, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $76.3 million and $71.8 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $7.6 million and $7.2 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Index

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of September 30, 2009 there were no third party foreign-denominated, long-term debt obligations.

At September 30, 2009, the Company had an inter-company loan totaling $8.9 million with its wholly owned subsidiary, Modine Brazil, that matures on May 8, 2011.  Modine Brazil paid $3.4 million and $6.1 million on this inter-company loan during the three and six months ended September 30, 2009, respectively.

The Company also has other inter-company loans outstanding at September 30, 2009 as follows:

•	$11.5 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by $0.5 million for the fiscal year based on the September 30, 2009 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss), and are being amortized to interest expense over the respective lives of the borrowings.  During the three and six months ended September 30, 2009, $0.6 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes $0.5 million of amortization in proportion with the mandatory prepayment of the Senior Notes on September 30, 2009.  At September 30, 2009, $1.0 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss).

The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $150.0 million fixed rate notes, on which the principal was reduced by $28.5 million on September 30, 2009 in connection with the mandatory prepayment of these notes with the proceeds from the common stock offering on September 30, 2009.  The new principal value of $121.5 million has a fair value of approximately $115.0 million at September 30, 2009.

Index

As of September 30, 2009, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2010	F2011	F2012	F2013	F2014	Thereafter	Total
Fixed rate (U.S. dollars)	-	-	$9,375	$18,750	$23,438	$69,889	$121,452
Average interest rate	-	-	10.38%	10.38%	10.38%	10.38%	10.38%
Variable rate (U.S. dollars)	-	-	$50,000	-	-	-	$50,000
Average interest rate	-	-	5.79%	-	-	-	5.79%

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 43 percent of the trade receivables balance at September 30, 2009 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at September 30, 2009;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide good diversification, investment teams and portfolio managers are adhering to the Company’s investment policies and directives, and exposure to high risk securities and other similar assets is limited.  The Company believes it has good investment policies and controls and proactive investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans do fluctuate with changing market valuations and volatility; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings, and no concerns have been identified through this review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the truck, heavy equipment, automotive and commercial heating and air conditioning markets.  The recent adverse events in the global economy have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The weak global economy makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets.

Index

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

Index

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

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three and six months ended September 30, 2009, $1.7 million and $4.8 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At September 30, 2009, $6.0 million of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next 69 months.  During the first six months of fiscal 2010, the Company did not enter into any new futures contracts for commodities.

The Company has entered into futures contracts from time to time related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts were recorded directly in the consolidated statement of operations.  During the three and six months ended September 30, 2008, $1.6 million and $1.9 million of expense, respectively, was recorded in cost of sales related to these futures contracts.

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

As of September 30, 2009, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

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

Index

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At September 30, 2009, all counterparties had a sufficient long-term credit rating.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President – Corporate Strategy and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2009.

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2010 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company, a Wisconsin corporation, held its Annual Meeting of Shareholders on July 23, 2009.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

4.1
Second Amendment dated as of September 15, 2009 to Amended and Restated Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer, lender and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG (Commerzbank AG), U.S. Bank, National Association and Comerica Bank
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 15, 2009 (“September 15, 2009 8-K”)

Index

4.2
Waiver and Third Amendment dated as of September 15, 2009 to the Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.2 to September 15, 2009 8-K

4.3
Waiver and Third Amendment dated as of September 15, 2009 to the Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.3 to September 15, 2009 8-K

4.4
Third Amendment dated as of September 18, 2009 to Amended and Restated Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer, lender and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG (Commerzbank AG), U.S. Bank, National Association and Comerica Bank
Exhibit 10.4 to September 15, 2009 8-K

4.5
Fourth Amendment dated as of September 18, 2009 to the Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.5 to September 15, 2009 8-K

4.6
Fourth Amendment dated as of September 18, 2009 to the Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.6 to September 15, 2009 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer		X

Index

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer	X

32.2	Section 1350 Certification of Bradley C. Richardson, Executive Vice President – Corporate Strategy and Chief Financial Officer	X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Bradley C. Richardson
Bradley C. Richardson, Executive Vice President – Corporate
   Strategy and Chief Financial Officer *

Date:  November 5, 2009

* Executing as both the principal financial officer and a duly authorized officer of the Company