Form 10-Q
period 2009-12-31
MODINE MANUFACTURING CO
filed 2010-02-08
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,261,554 at February 2, 2010.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2009 and 2008
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Net sales	$302,390	$325,578	$838,320	$1,153,937
Cost of sales	254,674	287,673	712,380	990,551
Gross profit	47,716	37,905	125,940	163,386
Selling, general and administrative expenses	40,672	43,268	116,236	159,278
Restructuring expense (income)	1,056	25,311	(907)	28,130
Impairment of goodwill and long-lived assets	273	27,342	5,116	30,507
Income (loss) from operations	5,715	(58,016)	5,495	(54,529)
Interest expense	3,793	4,048	18,895	9,593
Other (income) expense – net	(441)	1,712	(7,122)	1,414
Earnings (loss) from continuing operations before income taxes	2,363	(63,776)	(6,278)	(65,536)
Provision for (benefit from) income taxes	238	(7,265)	2,125	(2,702)
Earnings (loss) from continuing operations	2,125	(56,511)	(8,403)	(62,834)
Earnings (loss) from discontinued operations (net of income taxes)	2,084	85	(8,348)	(728)
(Loss) gain on sale of discontinued operations (net of income taxes)	(430)	369	(430)	2,066
Net earnings (loss)	$3,779	$(56,057)	$(17,181)	$(61,496)

Earnings (loss) from continuing operations per common share:
Basic	$0.05	$(1.76)	$(0.23)	$(1.96)
Diluted	$0.05	$(1.76)	$(0.23)	$(1.96)

Net earnings (loss) per common share:
Basic	$0.08	$(1.75)	$(0.46)	$(1.92)
Diluted	$0.08	$(1.75)	$(0.46)	$(1.92)

Dividends per share	$-	$0.10	$-	$0.30

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and March 31, 2009
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$44,161	$43,536
Short term investments	1,140	1,189
Trade receivables, less allowance for doubtful accounts of $2,279 and $2,831	130,495	122,266
Inventories	92,159	88,077
Assets held for sale	-	29,173
Deferred income taxes and other current assets	45,122	41,610
Total current assets	313,077	325,851
Noncurrent assets:
Property, plant and equipment – net	442,974	426,565
Investment in affiliates	2,969	11,268
Goodwill	30,784	25,639
Intangible assets – net	7,347	7,041
Assets held for sale	-	34,328
Other noncurrent assets	19,993	21,440
Total noncurrent assets	504,067	526,281
Total assets	$817,144	$852,132
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$520	$5,036
Long-term debt – current portion	160	196
Accounts payable	106,478	94,506
Accrued compensation and employee benefits	56,252	67,328
Income taxes	4,056	4,838
Liabilities of business held for sale	-	28,018
Accrued expenses and other current liabilities	49,306	51,111
Total current liabilities	216,772	251,033
Noncurrent liabilities:
Long-term debt	131,020	243,982
Deferred income taxes	11,123	9,979
Pensions	69,303	67,367
Postretirement benefits	8,921	9,558
Liabilities of business held for sale	-	12,181
Other noncurrent liabilities	15,951	14,195
Total noncurrent liabilities	236,318	357,262
Total liabilities	453,090	608,295
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 46,814 and 32,790 shares	29,258	20,494
Additional paid-in capital	159,470	72,800
Retained earnings	210,520	227,687
Accumulated other comprehensive loss	(20,925)	(62,894)
Treasury stock at cost: 554 and 549 shares	(13,922)	(13,897)
Deferred compensation trust	(347)	(353)
Total shareholders' equity	364,054	243,837
Total liabilities and shareholders' equity	$817,144	$852,132

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2009 and 2008
(In thousands)
(Unaudited)

	Nine months ended December 31
	2009	2008

Cash flows from operating activities:
Net loss	$(17,181)	$(61,496)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	49,625	55,875
Impairment of long-lived assets	12,763	30,507
Deferred income taxes	(2,113)	(23,732)
Other – net	1,532	8,267
Net changes in operating assets and liabilities, excluding dispositions	5,244	70,843
Net cash provided by operating activities	49,870	80,264

Cash flows from investing activities:
Expenditures for property, plant and equipment	(41,449)	(79,538)
Proceeds from dispositions of assets	8,130	4,972
Proceeds from sale of discontinued operations	11,249	10,202
Settlement of derivative contracts	(6,544)	(263)
Other – net	4,024	3,225
Net cash used for investing activities	(24,590)	(61,402)

Cash flows from financing activities:
Short-term debt – net	(5,043)	2,600
Borrowings of long-term debt	50,884	62,580
Repayments of long-term debt	(165,549)	(34,261)
Book overdrafts	(1,071)	(856)
Issuance of common stock	93,025	-
Cash dividends paid	-	(9,678)
Other – net	(724)	(542)
Net cash (used for) provided by financing activities	(28,478)	19,843

Effect of exchange rate changes on cash	3,823	(4,446)
Net increase in cash and cash equivalents	625	34,259

Cash and cash equivalents at beginning of period	43,536	38,595
Cash and cash equivalents at end of period	$44,161	$72,854

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements of Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2009 filed with the Securities and Exchange Commission in the Company’s current report on Form 8-K dated September 15, 2009.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2010 are not necessarily indicative of the results to be expected for the full year.

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

Earnings from continuing operations: During the three months ended December 31, 2009, the Company reported earnings from continuing operations of $2,125 which represents a significant improvement from the loss from continuing operations of $56,511 reported for the three months ended December 31, 2008.  The significant improvement in gross margin is the result of the reduction in direct and indirect costs in the manufacturing facilities through cost reduction actions taken during fiscal 2009.  Restructuring charges of $25,311 were recorded in the third quarter of fiscal 2009 primarily related to a workforce reduction affecting 25 percent of the workforce in the Company’s Racine, Wisconsin headquarters and a planned workforce reduction through the European facilities, including the European headquarters in Bonlanden, Germany.  In addition, impairment charges of $27,342 were recorded during the third quarter of fiscal 2009 which consisted of a goodwill impairment charge of $9,005 and long-lived asset impairment charge of $18,337 for certain manufacturing facilities with projected cash flows unable to support their asset bases, for assets related to a cancelled program and a program which was not able to support its asset base.

Liquidity:  The Company’s debt agreements require it to maintain compliance with various covenants.  The most restrictive limitation in fiscal 2010 is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as the Company’s earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34,000 of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.

The following presents the minimum adjusted EBITDA level requirements with which the Company is required to comply through the fourth quarter of fiscal 2010:

For the four consecutive quarters ended December 31, 2009	$1,750
For the four consecutive quarters ending March 31, 2010	35,000

The Company’s financial results exceeded the minimum adjusted EBITDA requirement by approximately $65,000 for the four consecutive quarters ended December 31, 2009.  The Company expects to remain in compliance with this covenant throughout the remainder of fiscal 2010 based on the adjusted EBITDA recorded during the first three quarters of fiscal 2010 and the projected financial results for the remainder of fiscal 2010.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In addition to the minimum adjusted EBITDA covenant, the Company is not permitted to incur capital expenditures greater than $70,000 for fiscal year 2010 and for all fiscal years thereafter under the terms of the agreements.  The Company expects to remain in compliance with this covenant in fiscal 2010 and beyond.

On September 30, 2009, the Company completed a public offering of 13,800 shares of its common stock, which included 1,800 shares issued pursuant to a fully exercised underwriters’ option to purchase additional shares, at a price of $7.15 per share.  The proceeds of the common stock offering were $93,025 after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5,645.

On December 23, 2009, the Company sold 100 percent of the shares of its South Korea-based heating, ventilating and air conditioning business for net cash proceeds of $11,249.  The proceeds from these events were used to reduce outstanding indebtedness and contributed to a $117,514 reduction of indebtedness since March 31, 2009.

Beginning with the fourth quarter of fiscal 2010, the Company becomes subject to an adjusted EBITDA to interest expense ratio (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant as follows:

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

The Company expects to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 and through the term of the revolving credit facility based on the adjusted EBITDA recorded during the third quarter of fiscal 2010, the projected financial results for the fourth quarter of fiscal 2010 and the significant reduction in the debt balance.

The Company believes that its internally generated operating cash flows and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures and restructuring costs incurred under the four-point plan.  The elements of the four-point plan are discussed in Note 20.

Note 2: Significant Accounting Policies

Restricted cash:  At December 31, 2009, the Company had long-term restricted cash of $7,786 included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.

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

In May 2009, the FASB issued new accounting guidance on subsequent events which addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  This guidance was effective for the Company on June 30, 2009.  The Company reviewed events for inclusion in the financial statements through February 8, 2010, the date that the accompanying financial statements were issued.  The adoption of this guidance did not impact the Company’s financial position or results of operations.

In August 2009, the FASB issued a new accounting standards update on fair value measurements and disclosures that applies to the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, companies are required to measure the fair value of the liability using one or both of the following techniques:  (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.  This update was effective for the Company during the third quarter of fiscal 2010, and had no impact on the consolidated financial statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 3: Employee Benefit Plans

During the three months ended December 31, 2009 and 2008, the Company recorded compensation expense (income) of $702 and $(194), respectively, related to its defined contribution employee benefit plans.  During the nine months ended December 31, 2009 and 2008, the Company recorded compensation expense of $2,764 and $3,303, respectively, related to its defined contribution employee benefit plans.

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

During the nine months ended December 31, 2009 and 2008, the Company recorded settlement charges of $281 and $280, respectively, related to payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

Costs for Modine's pension and postretirement benefit plans for the three and nine months ended December 31, 2009 and 2008 include the following components:

	Three months ended December 31				Nine months ended December 31
	Pension		Postretirement		Pension		Postretirement
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost (income)	$398	$620	$(9)	$22	$1,509	$1,879	$56	$114
Interest cost	3,725	3,549	65	179	10,937	10,688	395	947
Expected return on plan assets	(3,806)	(4,254)	-	-	(11,339)	(12,762)	-	-
Amortization of:
Unrecognized net loss (gain)	752	481	(97)	38	1,902	1,448	(25)	104
Unrecognized prior service cost	98	92	(592)	(595)	280	275	(1,780)	(784)
Adjustment for settlement	-	-	-	-	281	280	-	-
Net periodic benefit cost (income)	$1,167	$488	$(633)	$(356)	$3,570	$1,808	$(1,354)	$381

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options and restricted stock granted for retention and performance. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $191 and $472 for the three months ended December 31, 2009 and 2008, respectively.  Modine recognized stock-based compensation cost of $2,336 and $3,266 for the nine months ended December 31, 2009 and 2008, respectively.  The performance component of the long-term incentive plan includes earnings per share and total shareholder return measures based upon a cumulative three year period.  Based upon management’s assessment of probable attainment, $458 of compensation expense was reversed relative to the earnings per share component of the fiscal 2008 plan in the first quarter of fiscal 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following tables present, by type, the fair market value of stock-based compensation awards granted during the nine months ended December 31, 2009 and 2008:

	Nine months ended December 31,
	2009		2008
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	666.1	$3.34	-	$-
Restricted common stock - retention	208.2	$5.36	17.1	$14.64
Restricted common stock - performance based upon total shareholder return compared to the S&P 500	-	$-	101.8	$19.49
Restricted common stock – performance based upon cumulative earnings per share	-	$-	-	$-

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Nine months ended December 31,
	2009	2008
	Options	Performance Awards
Expected life of awards in years	6	3
Risk-free interest rate	3.19%	2.68%
Expected volatility of the Company's stock	72.95%	36.00%
Expected dividend yield on the Company's stock	0.00%	2.50%
Expected forfeiture rate	2.50%	1.50%

The Company is prohibited from making dividend payments under its current debt agreements resulting in an expected dividend yield of 0.00 percent on the Company’s stock.  The Company’s cash flow objectives for the foreseeable future are funding the business and capital expenditures.

As of December 31, 2009, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards that will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,138	2.4
Restricted common stock - retention	1,087	2.5
Restricted common stock - performance	418	1.2
Total	$2,643	2.0

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 5: Other Income (Expense) – Net

Other income (expense) – net was comprised of the following:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Equity (loss) earnings of non-consolidated affiliates	$(355)	$699	$(133)	$2,211
Interest income	132	507	449	1,437
Foreign currency transactions	558	(2,768)	5,187	(5,382)
Other non-operating income (expense) - net	106	(150)	1,619	320
Total other income (expense) - net	$441	$(1,712)	$7,122	$(1,414)

Foreign currency transactions for the three and nine months ended December 31, 2009 and 2008 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency.

During the six months ended September 30, 2009, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating income (expense) – net.

Note 6: Income Taxes

For the three months ended December 31, 2009 and 2008, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 10.1 percent and -11.4 percent, respectively.  During the three months ended December 31, 2009, the Company continued to record an increase in the valuation allowance of $3,775 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the three months ended December 31, 2008, the Company recorded an $8,514 valuation allowance primarily related to its net U.S. deferred tax assets.

For the nine months ended December 31, 2009 and 2008, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 33.8 percent and -4.1 percent, respectively.  During the nine months ended December 31, 2009, the Company continued to record an increase in the valuation allowance of $6,177 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the nine months ended December 31, 2008, the Company recorded a $17,835 valuation allowance primarily related to its net U.S. deferred tax assets.

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes during the three and nine months ended December 31, 2009, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision more than offsets the income tax benefit recognized on the domestic loss from continuing operations before income taxes, which resulted in a consolidated provision for income taxes despite the consolidated loss from continuing operations before income taxes for the nine months ended December 31, 2009.  The changing mix of foreign earnings and domestic losses, combined with year-over-year changes in the valuation allowance, are the most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2009 and 2008.

The Company allocates income tax expense between continuing operations, and all other financial statement components by tax jurisdiction.  In the periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.  For the three and nine months ended December 31, 2009, the Company allocated income tax expense to the gain component in other comprehensive income with an offsetting tax benefit in continuing operations.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a reconciliation of the effective tax rate for the three and nine months ended December 31, 2009:

	Three months ended December 31, 2009
	Domestic	Foreign	Total	%

Earnings (loss) from continuing operations before income taxes	$(5,814)	$8,177	$2,363

Provision for (benefit from) income taxes at federal statutory rate	$(2,035)	$2,862	$827	35.0%
Taxes on non-U.S. earnings and losses and foreign rate differentials	(3,473)	(651)	(4,124)	(174.5)
Valuation allowance	4,363	(588)	3,775	159.8
Other, net	466	(706)	(240)	(10.2)
Provision for (benefit from) income taxes	$(679)	$917	$238	10.1%

	Nine months ended December 31, 2009
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(30,533)	$24,255	$(6,278)

(Benefit from) provision for income taxes at federal statutory rate	$(10,686)	$8,489	$(2,197)	(35.0%)
Taxes on non-U.S. earnings and losses and foreign rate differentials		(3,063)	(3,063)	(48.8)
Valuation allowance	6,845	(668)	6,177	98.4
Other, net	1,333	(125)	1,208	19.2
Provision for (benefit from) income taxes	$(2,508)	$4,633	$2,125	33.8%

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended December 31, 2009, the Company was not engaged in any routine income tax examinations by any federal taxing authority.  As of the third quarter of fiscal 2010, the Company continues to be in the early stages of a state income tax examination. There was a decrease in unrecognized tax benefits of $854 during the third quarter of fiscal 2010 due to a lapse in the applicable statute of limitations.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months other than that which will result from the expiration of the applicable statute of limitations.

As further discussed in Note 12, the South Korean business, retained aftermarket environmental liability in the Netherlands and the Electronics Cooling business are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense of $445 and $99 for the three months ended December 31, 2009 and 2008, respectively, and $538 and $670 for the nine months ended December 31, 2009 and 2008, respectively.  For the three and nine months ended December 31, 2009, the loss on sale of discontinued operations for the South Korean business has been presented net of income tax (benefit) expense of $0.  For the three and nine months ended December 31, 2008, the gain on sale of discontinued operations for the Electronics Cooling business has been presented net of income tax (benefit) expense of $(369) and $400, respectively.

Note 7: Earnings Per Share

Effective April 1, 2009, the Company adopted new guidance issued by the FASB that requires unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share.  The new guidance requires retrospective application; accordingly, prior periods have been retrospectively adjusted.  Because the Company’s unvested restricted share awards do not contractually participate in its losses, the Company has not allocated such losses to the unvested restricted share awards in computing basic earnings per share, using the two-class method, for fiscal 2009.  The adoption of this guidance had no impact on the Company’s basic and diluted earnings per share for the three and nine months ended December 31, 2008.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Basic:
Earnings (loss) from continuing operations	$2,125	$(56,511)	$(8,403)	$(62,834)
Less: Dividends and undistributed earnings attributable to unvested shares	(9)	(18)	-	(56)
Net earnings (loss) from continuing operations available to common shareholders	2,116	(56,529)	(8,403)	(62,890)
Discontinued operations:
Net earnings (loss) from discontinued operations, net of taxes	1,654	454	(8,778)	1,338
Less: Undistributed earnings attributable to unvested shares	(7)	(2)	-	(8)
Net earnings (loss) from discontinued operations available to common shareholders	1,647	452	(8,778)	1,330
Net earnings (loss) available to common shareholders	$3,763	$(56,077)	$(17,181)	$(61,560)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	45,941	32,093	37,066	32,066

Earnings (loss) from continuing operations per common share	$0.05	$(1.76)	$(0.23)	$(1.96)
Net earnings (loss) from discontinued operations per common share	0.03	0.01	(0.23)	0.04
Net earnings (loss) per common share - basic	$0.08	$(1.75)	$(0.46)	$(1.92)

Diluted:
Earnings (loss) from continuing operations	$2,125	$(56,511)	$(8,403)	$(62,834)
Less: Dividends and undistributed earnings attributable to unvested shares	(7)	(18)	-	(56)
Net earnings (loss) from continuing operations available to common shareholders	2,118	(56,529)	(8,403)	(62,890)
Discontinued operations:
Net earnings (loss) from discontinued operations, net of taxes	1,654	454	(8,778)	1,338
Less: Undistributed earnings attributable to unvested shares	(5)	(2)	-	(8)
Net earnings (loss) from discontinued operations available to common shareholders	1,649	452	(8,778)	1,330
Net earnings (loss) available to common shareholders	$3,767	$(56,077)	$(17,181)	$(61,560)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	45,941	32,093	37,066	32,066
Effect of dilutive securities	303	-	-	-
Weighted average shares outstanding - diluted	46,244	32,093	37,066	32,066

Earnings (loss) from continuing operations per common share	$0.05	$(1.76)	$(0.23)	$(1.96)
Net earnings (loss) from discontinued operations per common share	0.03	0.01	(0.23)	0.04
Net earnings (loss) per common share - diluted	$0.08	$(1.75)	$(0.46)	$(1.92)

For the three and nine months ended December 31, 2009, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 2,257 and 2,822, respectively, stock options as these shares were anti-dilutive.  For the three and nine months ended December 31, 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 2,617 and 2,616 stock options, respectively, as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss), which represents net earnings (loss) adjusted by the change in accumulated other comprehensive income (loss) was as follows:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Net earnings (loss)	$3,779	$(56,057)	$(17,181)	$(61,496)
Foreign currency translation	(4,757)	(20,415)	36,362	(70,759)
Cash flow hedges	1,385	(7,374)	5,843	(13,580)
Change in benefit plan adjustment	6	3,928	(236)	8,184
Post-retirement plan amendment	-	-	-	8,978
Total comprehensive income (loss)	$413	$(79,918)	$24,788	$(128,673)

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	December 31, 2009	March 31, 2009
Raw materials and work in process	$66,002	$64,159
Finished goods	26,157	23,918
Total inventories	$92,159	$88,077

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2009	March 31, 2009
Gross property, plant and equipment	$1,117,853	$1,046,929
Less accumulated depreciation	(674,879)	(620,364)
Net property, plant and equipment	$442,974	$426,565

A long-lived asset impairment charge of $5,116 was recorded during the nine months ended December 31, 2009.  The impairment charge included $4,730 related to assets in the Original Equipment – North America segment for the Harrodsburg, Kentucky manufacturing facility based on the company’s decision to close this facility and a program which is unable to support its asset base.

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

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany facility closure was completed at the end of the third quarter of fiscal 2010.  The Pemberville, Ohio closure is anticipated to be completed by the end of fiscal 2010 and the Logansport, Indiana closure is anticipated to be completed in the first quarter of fiscal 2011. The Camdenton, Missouri closure is anticipated to be completed by the end of fiscal 2012.

During fiscal 2009, the Company completed workforce reductions across all business segments.  The completed workforce reductions included approximately a 25 percent reduction of the workforce in the Company’s Racine, Wisconsin headquarters and a significant reduction throughout its European facilities including its European headquarters in Bonlanden, Germany.

On October 22, 2009, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  This closure is anticipated to be completed in the first quarter of fiscal 2011.

Since the commencement of these plant closures and workforce reductions, the Company has incurred $33,420 of termination charges, $1,863 of pension curtailment charges and $15,120 of other closure costs in the aggregate.  The Company also anticipates that it will incur the following additional costs through fiscal 2012 as a result of these closures: $600 of employee-related costs and $4,500 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  In addition, the Company anticipates that it will incur additional cash expenditures of approximately $10,000 related to these closures.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Changes in the accrued restructuring liability for the three and nine months ended December 31, 2009 and 2008 were comprised of the following, related to the above-described restructuring activities:

	Three months ended December 31
	2009	2008
Termination Benefits:
Balance, September 30	$8,912	$6,283
Additions	909	24,927
Adjustments	147	(4)
Effect of exchange rate changes	(52)	714
Payments	(3,630)	(620)
Balance, December 31	$6,286	$31,300

	Nine months ended December 31
	2009	2008
Termination Benefits:
Balance, April 1	$21,412	$5,161
Additions	2,241	27,576
Adjustments	(3,148)	(519)
Effect of exchange rate changes	855	714
Payments	(15,074)	(1,632)
Balance, December 31	$6,286	$31,300

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and nine months ended December 31, 2009 and 2008:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Restructuring expense (income):
Employee severance and related benefits	$1,056	$24,923	$(907)	$27,057
Non-cash employee related benefits	-	388	-	1,073
Total restructuring expense (income)	1,056	25,311	(907)	28,130

Other repositioning costs:
Consulting fees	262	720	1,485	3,219
Miscellaneous other closure costs	1,863	1,170	4,119	3,745
Total other repositioning costs	2,125	1,890	5,604	6,964
Total restructuring and other repositioning expense	$3,181	$27,201	$4,697	$35,094

The total restructuring and other repositioning costs of $3,181 and $4,697 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2009, respectively, as follows: $1,863 and $4,119 were recorded as a component of cost of sales; $262 and $1,485 were recorded as a component of selling, general and administrative expenses; and $1,056 was recorded as restructuring expense and $907 was recorded as restructuring income. The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements. Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods and favorable negotiations of severance packages.  During the second quarter of fiscal 2010, final severance terms were reached including an early retirement option in lieu of severance.  The total restructuring and other repositioning costs of $27,201 and $35,094 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2008, respectively, as follows: $1,597 and $4,172 were recorded as a component of cost of sales; $293 and $2,792 were recorded as a component of selling, general and administrative expenses; and $25,311 and $28,130 were recorded as restructuring expense.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 12: Discontinued Operations and Assets Held for Sale

During fiscal 2009, the Company announced the intended divestiture of the South Korea-based heating, ventilating and air conditioning (HVAC) business.  Based on the accounting for the disposal of long-lived assets, it was determined during the fourth quarter of fiscal 2009 that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The South Korean business was formerly presented as part of the Original Equipment – Asia segment.  The balance sheet amounts relating to the South Korean business have been reclassified to assets held for sale and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.  On December 23, 2009, the Company sold 100 percent of the shares of South Korea-based HVAC business for net cash proceeds of $11,249.  The Company recorded a loss on sale, net of taxes, of $430 for the three months ended December 31, 2009.

During the three and nine months ended December 31, 2009, the Company recorded environmental cleanup and remediation expenses of $170 and $841, respectively, as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of the Company’s Aftermarket business on July 22, 2005.

During the first quarter of fiscal 2009, the Company sold substantially all of the assets of its Electronics Cooling business for $13,149, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,639 received in cash.   Transaction expenses of $437 were paid by the Company during the first quarter of fiscal 2009. During the third quarter of fiscal 2009, the Company paid $101 based on the finalization of working capital received by the purchaser. The Company recorded a gain on sale, net of income taxes, of $369 and $2,066 for the three and nine months ended December 31, 2008.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The major classes of assets and liabilities held for sale of the South Korean business at March 31, 2009 included in the consolidated balance sheet as follows:

March 31, 2009
Assets held for sale:
Cash	$-
Receivables - net	17,533
Inventories	9,097
Other current assets	2,543
Total current assets held for sale	29,173
Property, plant and equipment - net	33,500
Other noncurrent assets	828
Total noncurrent assets held for sale	34,328
Total assets held for sale	$63,501

Liabilities of business held for sale:
Accounts payable	$20,048
Accrued expenses and other current liabilities	7,970
Total current liabilities of business held for sale	28,018
Other noncurrent liabilities	12,181
Total liabilities of business held for sale	$40,199

The following results of the South Korean business, the Electronics Cooling business and the environmental cleanup and remediation in the Netherlands have been presented as loss from discontinued operations in the consolidated statement of operations:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008

Net sales	$54,510	$39,622	$136,762	$146,566
Cost of sales and other expenses	51,981	39,438	144,572	146,624
Earnings (loss) before income taxes	2,529	184	(7,810)	(58)
Provision for income taxes	445	99	538	670
Earnings (loss) from discontinued operations	$2,084	$85	$(8,348)	$(728)

During the first quarter of fiscal 2010, the Company recorded a loss of $7,646 on the South Korea asset group to reduce its carrying value to the estimated fair value less costs to sell.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2010, by segment and in the aggregate, are summarized in the following table:

	OE -	South	Commercial
	Asia	America	Products	Total

Balance, March 31, 2009	$517	$10,632	$14,490	$25,639
Fluctuations in foreign currency	2	3,520	1,623	5,145
Balance, December 31, 2009	$519	$14,152	$16,113	$30,784

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2010 by applying a fair value based test in accordance with accounting for goodwill and other intangible assets. The fair value of the Company’s reporting units with goodwill exceeded their respective book values.  A goodwill impairment charge of $9,005 was recorded in the third quarter of fiscal 2009 in the Original Equipment – Europe segment due to a declining outlook for this segment.

Intangible assets are comprised of the following:

	December 31, 2009			March 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	9,125	(2,839)	6,286	8,395	(2,192)	6,203
Other intangibles	428	(333)	95	352	(204)	148
Total amortized intangible assets	13,505	(7,124)	6,381	12,699	(6,348)	6,351
Unamortized intangible assets:
Tradename	966	-	966	690	-	690
Total intangible assets	$14,471	$(7,124)	$7,347	$13,389	$(6,348)	$7,041

The Company conducted its annual impairment assessment of intangible assets with indefinite lives in the third quarter of fiscal 2010 in accordance with accounting for goodwill and other intangible assets and determined that no impairment charge was necessary.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Amortization expense was $172 and $226 for the three months ended December 31, 2009 and 2008, respectively, and $505 and $742 for the nine months ended December 31, 2009 and 2008, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2010 through 2015 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2010	$170
2011	704
2012	608
2013	608
2014	608
2015 & Beyond	3,683

Note 14: Indebtedness

The Company has $75,000, 10.0 percent Senior Notes issued in a private placement, maturing on September 29, 2015 (“2015 Notes”), and $50,000, 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes A”) and $25,000, 10.75 percent Senior Notes maturing on December 7, 2017 issued in a second private placement (“2017 Notes B”).  The Company also has a $175,000 revolving credit facility which is due to expire in July 2011.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15,000 euro ($21,475 U.S. equivalent) with Deutsche Bank AG.  The credit facility is available until May 14, 2010 and is secured by the assets of Modine Holding GmbH and its subsidiaries.  Under the terms of the credit agreement, the availability under the domestic revolving credit facility was reduced by $15,000 to $160,000 upon the effective date of the Deutsche Bank AG credit facility.

The Company was required to prepay its outstanding revolving credit facility and Senior Note borrowings with 50% of the net proceeds from the September 30, 2009 common stock offering, resulting in a mandatory prepayment of $46,438.  In conjunction with the mandatory prepayment of the Senior Note borrowings, the Company was required to pay a prepayment penalty of $3,449 to the holders of the Senior Notes.  The availability under the revolving credit facility was reduced by $17,890 to $142,110 for the portion of the mandatory prepayment that was applied to the outstanding revolving credit facility.  In addition to the mandatory prepayment, the Company voluntarily repaid its outstanding revolving credit facility with the remaining proceeds from the common stock offering.

At December 31, 2009, the Company had $60,726 outstanding on the 2015 Notes, $40,484 outstanding on the 2017 Notes A and $20,242 outstanding on the 2017 Notes B.  There was $2,000 outstanding under the revolving credit facility.

At December 31, 2009, the Company had $136,142 available for future borrowings under the revolving credit facility.  In addition to this credit facility, unused lines of credit also exist in Asia, Europe and Brazil, totaling $38,761.  In the aggregate, the Company had total available lines of credit of $174,903 at December 31, 2009.

The Company was in compliance with its debt covenants as of December 31, 2009.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2009 and March 31, 2009, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which have a fair value of approximately $128,872 and $124,418 at December 31, 2009 and March 31, 2009, respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At December 31, 2009 and March 31, 2009, approximately 43 percent of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  At December 31, 2009, Modine, Inc., a wholly owned subsidiary of the Company, had an inter-company loan totaling $6,915 with its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011.  Modine Brazil paid $1,935 and $7,985 on this inter-company loan during the three and nine months ended December 31, 2009, respectively.

The Company also has other inter-company loans outstanding at December 31, 2009 as follows:
•	$11,892 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the nine months ended December 31, 2009, the Company did not enter into any new futures contracts for commodities.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated transactions.  Generally, these contracts have terms of 90 or fewer days.  The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings.  Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.  As of December 31, 2009, the Company had no outstanding forward foreign exchange contracts.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures. The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.  As of December 31, 2009, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

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

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2009 are as follows:

	Balance Sheet Location	December 31, 2009
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$1,420

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The amounts recorded in accumulated other comprehensive income (loss) (AOCI) as of December 31, 2009, and in the consolidated statement of operations for the three and nine months ended December 31, 2009 are as follows:

			Three months ended	Nine months ended
			December 31, 2009	December 31, 2009

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$2,131	Cost of sales	$1,104	$5,859
Interest rate derivative	713	Interest expense	109	744
Total	$2,844		$1,213	$6,603

Note 17: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

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

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include currency options and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB- or better.

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

At December 31, 2009, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,139	$-	$-	$1,139
Total assets	$1,139	$-	$-	$1,139

Liabilities:
Derivative financial instruments	$-	$1,420	$-	$1,420
Deferred compensation obligation	2,351	-	-	2,351
Total liabilitites	$2,351	$1,420	$-	$3,771

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

Changes in the warranty liability were as follows:

	Three months ended December 31
	2009	2008

Balance, October 1	$11,029	$10,534
Accruals for warranties issued in current period	1,381	2,005
Reversals related to pre-existing warranties	(619)	(230)
Settlements made	(2,038)	(2,651)
Effect of exchange rate changes	(37)	(32)
Balance, December 31	$9,716	$9,626

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 31
	2009	2008

Balance, April 1	$9,107	$14,459
Accruals for warranties issued in current period	4,530	5,545
Accruals (reversals) related to pre-existing warranties	794	(770)
Settlements made	(5,651)	(8,405)
Effect of exchange rate changes	936	(1,203)
Balance, December 31	$9,716	$9,626

Commitments: At December 31, 2009, the Company had capital expenditure commitments of $32,768.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
Sales :
Original Equipment - Asia	$8,934	$4,172	$22,411	$13,221
Original Equipment - Europe	126,980	112,935	344,588	499,921
Original Equipment - North America	101,296	137,702	293,559	399,641
South America	32,254	28,669	82,871	114,787
Commercial Products	48,371	48,796	127,956	150,866
Segment sales	317,835	332,274	871,385	1,178,436
Corporate and administrative	481	897	2,019	2,631
Eliminations	(15,926)	(7,593)	(35,084)	(27,130)
Sales from continuing operations	$302,390	$325,578	$838,320	$1,153,937

Operating earnings (loss):
Original Equipment - Asia	$(675)	$(2,173)	$(3,630)	$(6,339)
Original Equipment - Europe	6,400	(43,351)	15,757	(6,865)
Original Equipment - North America	(541)	(8,798)	3,552	(32,980)
South America	2,788	1,040	6,296	11,648
Commercial Products	7,927	5,178	16,131	13,886
Segment earnings (loss)	15,899	(48,104)	38,106	(20,650)
Corporate and administrative	(10,174)	(9,771)	(32,715)	(33,750)
Eliminations	(10)	(141)	104	(129)
Other items not allocated to segments	(3,352)	(5,760)	(11,773)	(11,007)
Earnings (loss) from continuing operations before income taxes	$2,363	$(63,776)	$(6,278)	$(65,536)

	December 31, 2009	March 31, 2009
Assets:
Original Equipment - Asia	$56,490	$46,539
Original Equipment - Europe	359,937	338,819
Original Equipment - North America	209,788	222,336
South America	84,438	66,620
Commercial Products	80,933	75,967
Corporate and administrative	34,562	50,794
Assets held for sale	-	63,501
Eliminations	(9,004)	(12,444)
Total assets	$817,144	$852,132

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The recent adverse events in the global financial and commercial markets have created a significant downturn in the Company’s vehicular markets and, to a lesser extent, in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations or liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

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

Environmental: At present, the United States Environmental Protection Agency (USEPA) has designated the Company as a potentially responsible party (PRP) for remediation of five sites with which the Company had involvement.  These sites include: Alburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and a scrap metal site known as Chemetco (Illinois).  These sites are not Company owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low. Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions. Costs anticipated for the remedial settlement of these sites cannot be reasonably defined at this time; however those costs are not believed to be material and have not been accrued based upon the relatively small portion of materials allegedly contributed by Modine.  Modine is also voluntarily participating in the upkeep of an inactive landfill owned by the City of Trenton (Missouri).

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has also recorded other environmental cleanup and remediation expense accruals for certain facilities located in the United States, Brazil, and The Netherlands.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure environmental compliance.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $2,809 and $1,976 at December 31, 2009 and March 31, 2009, respectively.  Additional reserves of $353 and $1,073 were recorded during the three and nine months ended December 31, 2009, respectively, of which $170 and $841 were recorded as a component of loss from discontinued operations.  No additional reserves were recorded for the three and nine months ended December 31, 2008.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the results of operations of the period in which the outcome occurs.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2009 is the third quarter of fiscal 2010.

Third Quarter Overview:  Net sales in the third quarter of fiscal 2010 declined from the third quarter of fiscal 2009 as a result of the weak global economy.  Significant reductions in direct and indirect costs in our manufacturing facilities as a result of our manufacturing realignment activities under our four-point plan resulted in a 420 basis point improvement in gross margin from the third quarter of fiscal 2009 to the third quarter of fiscal 2010. This four-point plan includes manufacturing realignment, portfolio rationalization, SG&A expense reduction and capital allocation discipline.  During the third quarter of fiscal 2010, we announced the closure of our Harrodsburg, Kentucky facility, which reflects our continued focus on realigning our manufacturing footprint to achieve greater efficiencies in scale.  We recognized income from continuing operations of $2.1 million for the third quarter of fiscal 2010, which represents an improvement of $58.6 million from the loss from continuing operations of $56.5 million in the third quarter of fiscal 2009 due to the favorable impact of recent cost reduction activities.  The third quarter of fiscal 2009 included significant restructuring charges primarily for substantial workforce reductions in North America and Europe as part of our cost reduction efforts.  In addition, goodwill and long-lived asset impairment charges were recorded in the third quarter of fiscal 2009 within our Original Equipment – Europe and Original Equipment – North America segments.

On December 23, 2009, we sold 100 percent of the shares of our South Korea-based vehicular heating, ventilation and air conditioning (HVAC) business as a result of our portfolio rationalization focus.  We received net cash proceeds of $11.2 million and recognized a loss on sale, net of taxes, of $0.4 million for the three months ended December 31, 2009.  The entire cash proceeds were used to further reduce our indebtedness.  Our reduced capital spending and strong operating results during the quarter allowed us to reduce our indebtedness to a total debt balance of $131.7 million at December 31, 2009 as compared to $249.2 million at March 31, 2009.

Year-To-Date Overview:  Net sales in the first nine months of fiscal 2010 decreased 27.4 percent from the first nine months of fiscal 2009 driven by overall sales volume declines as a result of the weak global economy particularly within the automotive, medium/heavy duty truck and agriculture and construction markets.  Sales volumes decreased across most of the segments of our business.  In addition, the unfavorable impact of foreign currency exchange rate changes contributed to approximately 4.5 percent of this decline in sales.  Gross margin improved 80 basis points from the first nine months of fiscal 2009 to the first nine months of fiscal 2010 due to the reduction in direct and indirect costs in the manufacturing facilities due to cost reduction actions taken during fiscal 2009 and the impact of favorable materials pricing.  SG&A expenses for fiscal 2010 year-to-date decreased 27.1 percent from the same period in fiscal 2009 reflecting our intense focus on lowering our administrative cost structure and executing on our portfolio rationalization strategy.  Our loss from continuing operations for the first nine months of fiscal 2010 decreased $54.4 million from the first nine months of fiscal 2009 as a result of the reduction in SG&A costs year over year and significant restructuring and asset impairment charges recorded during the first nine months of fiscal 2009.

On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock for proceeds of $93.0 million after deducting underwriting discounts and commissions of $5.1 million and legal, accounting and printing fees of $0.6 million.  We initially used the proceeds to reduce our outstanding indebtedness.

Index

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents highlights of the consolidated results from continuing operations on a sequential basis from the second quarter of fiscal 2010 to the third quarter of fiscal 2010:

For the three months ended	December 31, 2009	September 30, 2009
(dollars in millions)	$'s	$'s
Net sales	$302.4	$282.3
Gross margin	15.8%	15.0%
Selling, general and administrative expenses	$40.7	$37.0
Earnings (loss) from continuing operations before income taxes	$2.4	$(4.0)
Adjusted EBITDA	$25.2	$22.7

Net sales improved 7.1 percent from the second quarter of fiscal 2010 to the third quarter of fiscal 2010, which we believe provides a good indication of stabilization and selective, modest improvements in the markets we serve.  Gross margin increased 80 basis points from the second quarter of fiscal 2010 to the third quarter of fiscal 2010, which is primarily attributable to the higher quarter-over-quarter sales volumes and a significant reduction in direct and indirect costs in our manufacturing facilities as a result of actions taken during fiscal 2009.  SG&A expenses have been relatively consistent throughout fiscal 2010 due to our intense focus on lowering our cost structuring, which started in fiscal 2009.  During the third quarter of fiscal 2010, we recorded earnings from continuing operations before income taxes of $2.4 million, which improved slightly from the second quarter of fiscal 2010 due to the favorable gross margin performance and decreased interest costs.  The second quarter of fiscal 2010 included a $3.4 million prepayment penalty incurred in conjunction with the debt paydown from the proceeds of our common stock offering.  Adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) improved based on the favorable impact of our cost reduction efforts and increase in sales volumes.  See Liquidity and Capital Resources in this item for further discussion and the calculation of adjusted EBITDA.

The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 31, 2009 and 2008:

	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	302.4	100.0%	325.6	100.0%	838.3	100.0%	1,153.9	100.0%
Cost of sales	254.7	84.2%	287.7	88.4%	712.4	85.0%	990.6	85.8%
Gross profit	47.7	15.8%	37.9	11.6%	125.9	15.0%	163.4	14.2%
Selling, general and administrative expenses	40.7	13.5%	43.3	13.3%	116.2	13.9%	159.3	13.8%
Restructuring expense (income)	1.1	0.3%	25.3	7.8%	(0.9)	-0.1%	28.1	2.4%
Impairment of goodwill and long-lived assets	0.3	0.1%	27.3	8.4%	5.1	0.6%	30.5	2.6%
Income (loss) from operations	5.7	1.9%	(58.0)	-17.8%	5.5	0.7%	(54.5)	-4.7%
Interest expense	3.8	1.3%	4.0	1.2%	18.9	2.3%	9.6	0.8%
Other (income) expense – net	(0.4)	-0.1%	1.7	0.5%	(7.1)	-0.8%	1.4	0.1%
Earnings (loss) from continuing operations before income taxes	2.4	0.8%	(63.8)	-19.6%	(6.3)	-0.8%	(65.5)	-5.7%
Provision for (benefit from) income taxes	0.2	0.1%	(7.3)	-2.2%	2.1	0.3%	(2.7)	-0.2%
Earnings (loss) from continuing operations	2.1	0.7%	(56.5)	-17.4%	(8.4)	-1.0%	(62.8)	-5.4%

Comparison of Three Months Ended December 31, 2009 and 2008

Index

Third quarter net sales of $302.4 million were 7.1 percent lower than the $325.6 million reported in the third quarter of fiscal 2009.  The decrease in revenues was driven by overall sales volume declines as a result of the weak global economy partially offset by $22.2 million of favorable foreign currency exchange rate changes.  The most significant sales volume decreases were experienced within our Original Equipment – North America segment.

During the third quarter of fiscal 2010, gross margin improved 420 basis points from 11.6 percent in the third quarter of fiscal 2009 to 15.8 percent in the third quarter of fiscal 2010.  The improvement in gross margin is the result of the reduction in direct and indirect costs in the manufacturing facilities as a result of cost reduction actions taken during fiscal 2009.

SG&A expenses decreased $2.6 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 due to the impact of fiscal 2009 cost reduction actions, which include a workforce reduction at the Corporate headquarters in Racine, Wisconsin and throughout the European facilities, including the European headquarters in Bonlanden, Germany.

Restructuring expense (income) is primarily comprised of severance costs incurred as a result of actions taken under our four-point plan.  During the third quarter of fiscal 2010, we recorded $1.2 million of restructuring charges as the result of the announced closure of our Harrodsburg, Kentucky facility.  During the third quarter of fiscal 2009, we recorded restructuring expenses of $25.3 million, which represents severance charges primarily related to a workforce reduction in our Racine, Wisconsin headquarters and a planned workforce reduction throughout our European facilities including the European headquarters in Bonlanden, Germany.

During the third quarter of fiscal 2009, we recorded impairment charges of $27.3 million.  This includes a goodwill impairment charge of $9.0 million and a long-lived asset impairment charge of $10.6 million, both recorded in our Original Equipment – Europe segment, and a long-lived asset impairment charge of $7.8 million recorded in our Original Equipment – North America segment.

Results from operations improved $63.7 million from the reported loss from operations of $58.0 million in the third quarter of fiscal 2009 to the reported income from operations of $5.7 million in the third quarter of fiscal 2010.  The improvement in gross margin and absence of significant restructuring and asset impairment charges were the primary factors contributing to this improvement in results from operations.

Interest expense is comparable quarter over quarter.  Interest expense incurred during the third quarter of fiscal 2010 related to a lower debt balance than during the third quarter of fiscal 2009 yet at a substantially higher interest rate.

Other (income) expense increased $2.1 million from $1.7 million of expense recorded in the third quarter of fiscal 2009 to $0.4 million of income recorded in the third quarter of fiscal 2010.  The increase in other (income) expense was primarily related to foreign currency transaction gains recorded in the third quarter of fiscal 2010 on inter-company loans denominated in a foreign currency.

During the third quarter of fiscal 2010, we recorded a $0.2 million provision for income taxes, which represents an effective tax rate of 10.1 percent.  This compares to a $7.3 million benefit from income taxes recorded during the third quarter of fiscal 2009, which represents an effective tax rate of -11.4 percent.  During the second quarter of fiscal 2010, we recorded a valuation allowance of $3.8 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.

Income from continuing operations of $2.1 million in the third quarter of fiscal 2010 was an improvement of $58.6 million from the loss from continuing operations of $56.5 million in the third quarter of fiscal 2009.  In addition, diluted earnings per share from continuing operations of $0.05 for the third quarter of fiscal 2010 was an improvement from diluted loss per share from continuing operations of $1.76.  These improvements are primarily related to the improved gross margin and the absence of significant restructuring and asset impairment charges in the third quarter of fiscal 2010.

Index

Comparison of Nine Months Ended December 31, 2009 and 2008

Fiscal 2010 year-to-date net sales of $838.3 million were $315.6 million lower than the $1,153.9 million reported in the same period last year.  The decrease in revenues was driven by overall sales volume declines as a result of the weak global economy.  Automotive and medium/heavy duty truck sales declined approximately 10.6 percent and 29.1 percent, respectively compared to the first nine months of fiscal 2009.  In addition, unfavorable foreign currency exchange rate changes contributed to $14.3 million of the decrease.  Significant sales volume declines were experienced throughout most of the segments of our business.

Fiscal 2010 year-to-date gross profit decreased $37.5 million from the same period last year.  The year over year reduction in net sales of $315.6 million and the resulting underabsorption of fixed costs in our manufacturing facilities was the most significant factor contributing to the reduction in gross profit.  Partially offsetting this decline are improvements related to the substantial reduction in direct and indirect costs in the manufacturing facilities as a result of cost reduction actions taken during fiscal 2009 and the impact of favorable materials pricing.  These two improvements were largely equal factors which contributed to the year over year improvement in gross margin from 14.2 percent in the first nine months of fiscal 2009 to 15.0 percent in the first nine months of fiscal 2010.

Fiscal 2010 year-to-date SG&A expenses decreased $43.1 million from the same period last year, reflecting our intense focus on lowering our administrative cost structure and executing on our portfolio rationalization strategy.  Incremental consulting fees of $3.2 million were incurred during the first nine months of fiscal 2009 related to the ongoing restructuring activities in North America, which also contributed to the year-over-year decrease in SG&A expenses.

Restructuring income of $0.9 million was recorded during the first nine months of fiscal 2010 related to the reversal of severance liabilities within our European business as the result of favorable benefits negotiations partially offset by restructuring charges related to the announced closure of our Harrodsburg, Kentucky facility.  We recorded restructuring charges of $28.1 million during the first nine months of fiscal 2009 related to a workforce reduction in our Racine, Wisconsin headquarters and a planned workforce reduction throughout our European facilities including the European headquarters in Bonlanden, Germany under our four-point plan.

During the first nine months of fiscal 2010, we recorded impairment charges of $5.1 million primarily related to long-lived assets in our North American business for certain program assets that were not able to support their asset bases and for the Harrodsburg, Kentucky manufacturing facility based on our intentions to close this facility.  During the first nine months of fiscal 2009, we recorded impairment charges of $30.5 million including a goodwill impairment charge of $9.0 million in our Original Equipment – Europe segment and a long-lived asset impairment charge of $21.5 million against certain long-lived assets in our European, North American and Commercial Products businesses.  These charges were related to certain manufacturing facilities with projected cash flows not able to support their asset bases, program assets that were not able to support their asset bases and assets no longer in use, as well assets related to cancelled programs.

Fiscal 2010 year-to-date interest expense increased $9.3 million over the same period last year, based on increased borrowings early in fiscal 2010 with increased interest rates along with the $3.4 million prepayment penalty to the holders of our senior notes in connection with the mandatory prepayments of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.  Also included in interest expense was the amortization of $0.8 million of capitalized debt issuance costs and interest rate derivatives in proportion with the mandatory prepayment of the senior notes.

Index

Fiscal 2010 year-to-date other income increased $8.5 million over the same period last year.  The increase was partially related to foreign currency exchange gains on inter-company loans denominated in a foreign currency.  In addition, we sold our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. resulting in a gain of $1.5 million during the first quarter of fiscal 2010.

During the first nine months of fiscal 2010, we recorded a $2.1 million provision for income taxes, which represents an effective tax rate of 33.8 percent.  This compares to a $2.7 million benefit from income taxes recorded during the first nine months of fiscal 2009, which represented an effective tax rate of -4.1 percent.  During the first nine months of fiscal 2010, we recorded a valuation allowance of $6.2 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.  During the first nine months of fiscal 2009, we recorded valuation allowance charges of $17.8 million primarily against the net deferred tax assets in the U.S.

Loss from continuing operations improved $54.4 million from the first nine months of fiscal 2009 to the first nine months of fiscal 2010.  In addition, diluted loss per share from continuing operations improved from a $1.96 loss per share in the prior year to a loss of $0.23 per share in the current year.  The significant decline in SG&A costs and the absences of significant restructuring and asset impairment charges from fiscal 2009 were the primary drivers of this improvement.

DISCONTINUED OPERATIONS

During fiscal 2009, we announced the intended divestiture of our South Korea-based heating, ventilating and air conditioning (HVAC) business.  We determined during the fourth quarter of fiscal 2009 that this business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.

The following table presents the quarterly results of the South Korea HVAC business reported through the third quarter of fiscal 2009, which were separately presented as a component of earnings (loss) from discontinued operations in subsequent filings (amounts in thousands):

	Fiscal 2009 Quarter Ended
	June 30	Sept. 30	Dec. 31

Net sales	$61,847	$42,776	$39,622
Cost of sales and other expenses	60,814	44,292	39,489
Earnings (loss) before income taxes	1,033	(1,516)	133
Provision for (benefit from) income taxes	854	(359)	100
Earnings (loss) from discontinued operations - South Korea	$179	$(1,157)	$33

As a result of separately classifying the South Korea HVAC business as a discontinued operation, our previously reported earnings (loss) from continuing operations is revised as follows:

	Fiscal 2009 Quarter Ended
	June 30	Sept. 30	Dec. 31
Earnings (loss) from continuing operations as previously reported	$6,763	$(14,064)	$(56,478)
Earnings (loss) from discontinued operations - South Korea	179	(1,157)	33
Earnings (loss) from continuing operations - revised	$6,584	$(12,907)	$(56,511)

On December 23, 2009, we sold 100 percent of the shares of our South Korea-based HVAC business for net cash proceeds of $11.2 million and recognized a loss on sale, net of taxes, of $0.4 million for the three months ended December 31, 2009.

Index

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2009 and 2008:

Original Equipment - Asia
	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	8.9	100.0%	4.2	100.0%	22.4	100.0%	13.2	100.0%
Cost of sales	8.7	97.8%	4.4	104.8%	22.6	100.9%	13.1	99.2%
Gross profit	0.2	2.2%	(0.2)	-4.8%	(0.2)	-0.9%	0.1	0.8%
Selling, general and administrative expenses	0.7	7.9%	2.0	47.6%	3.2	14.3%	6.4	48.5%
Impairment of long-lived assets	0.2	2.2%	-	0.0%	0.2	0.9%	-	0.0%
Loss from continuing operations	(0.7)	-7.9%	(2.2)	-52.4%	(3.6)	-16.1%	(6.3)	-47.7%

Comparison of Three Months Ended December 31, 2009 and 2008

The Original Equipment – Asia segment is currently in the expansion phase.  Net sales increased $4.7 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 due to our growing presence in the region and the completion of construction on a new facility in Chennai, India.  This facility began production in the second quarter of fiscal 2009 and is currently in low volume production.  Gross margin improved 700 basis points from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 due to manufacturing efficiencies with the increased sales volumes.  SG&A expenses decreased $1.3 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 due to cost reduction efforts within this region.  The loss from continuing operations decreased $1.5 million over the periods presented due to the improved gross margin and the decrease in SG&A costs.

Comparison of Nine Months Ended December 31, 2009 and 2008

Original Equipment – Asia fiscal 2010 year-to-date net sales increased $9.0 million from the same period last year due to expansion in the Asia region and incremental sales from a new manufacturing facility completed during the second quarter of fiscal 2009.  The negative margin for the first nine months of fiscal 2010 is related to the start-up activities at this facility.  SG&A expenses decreased $3.2 million as a result of positive cost reduction efforts within the region.  The loss from continuing operations decreased $2.7 million over the periods presented based on the cost reduction efforts in SG&A.

Index

Original Equipment - Europe
	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	127.0	100.0%	112.9	100.0%	344.6	100.0%	499.9	100.0%
Cost of sales	109.3	86.1%	104.0	92.1%	299.5	86.9%	426.0	85.2%
Gross profit	17.7	13.9%	8.9	7.9%	45.1	13.1%	73.9	14.8%
Selling, general and administrative expenses	11.5	9.1%	11.3	10.0%	32.6	9.5%	39.8	8.0%
Restructuring (income) expense	(0.2)	-0.2%	21.4	19.0%	(3.5)	-1.0%	21.4	4.3%
Impairment of goodwill and long-lived assets	-	0.0%	19.6	17.4%	0.2	0.1%	19.6	3.9%
Income (loss) from continuing operations	6.4	5.0%	(43.4)	-38.4%	15.8	4.6%	(6.9)	-1.4%

Comparison of Three Months Ended December 31, 2009 and 2008

Original Equipment – Europe net sales increased $14.1 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010, driven by the favorable impact of foreign currency exchange rate changes.  Gross margin improved from 7..9 percent during the third quarter of fiscal 2009 to 13.9 percent during the third quarter of fiscal 2010 primarily as a result of the reduction of indirect costs in the manufacturing facilities.  Restructuring income of $0.2 million was recorded during the third quarter of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Restructuring charges of $21.4 million were recorded during the third quarter of fiscal 2009 as the result of a plan to reduce the workforce throughout the European facilities including at the European Headquarters in Bonlanden, Germany.  A goodwill impairment charge of $9.0 million was recorded during the third quarter of fiscal 2009 based on a declining outlook for this segment.  In addition, a long-lived asset impairment charge of $10.6 million was recorded during the third quarter of fiscal 2009 related to certain manufacturing facilities with projected cash flows unable to support their asset bases.  The income from continuing operations of $6.4 million during the third quarter of fiscal 2010 was an improvement of $49.8 million from the loss from continuing operations of $43.4 million incurred in the third quarter of fiscal 2009 primarily due to the restructuring and impairment charges recorded during the prior year third quarter.

Comparison of Nine Months Ended December 31, 2009 and 2008

Original Equipment – Europe fiscal 2010 year-to-date net sales decreased $155.3 million from the same period last year, based primarily on a decline in vehicular sales volumes as a result of the weak global economy and a $6.2 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 14.8 percent during the first nine months of fiscal 2009 to 13.1 percent during the first nine months of fiscal 2010, which was largely due to the underabsorption of fixed manufacturing costs as a result of the substantial decrease in sales volumes partially offset by the reduction of indirect costs in the manufacturing facilities and the impact of favorable materials pricing.  SG&A expenses decreased $7.2 million, primarily due to the positive impact of SG&A cost reduction efforts.  Restructuring income of $3.5 million was recorded during the first nine months of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Restructuring charges of $21.4 million were recorded during the third quarter of fiscal 2009 as the result of a plan to reduce the workforce throughout the European facilities including at the European Headquarters in Bonlanden, Germany.  A goodwill impairment charge of $9.0 million was recorded during the third quarter of fiscal 2009 based on a declining outlook for this segment.  In addition, a long-lived asset impairment charge of $10.6 million was recorded during the third quarter of fiscal 2009 related to certain manufacturing facilities with projected cash flows unable to support their asset bases.  The income from continuing operations of $15.8 million during the first nine months of fiscal 2010 was an improvement of $22.7 million from the loss from continuing operations of $6.9 million incurred in the first nine months of fiscal 2009 primarily due to the restructuring and impairment charges recorded during the prior year.

Index

Original Equipment - North America
	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	101.3	100.0%	137.7	100.0%	293.6	100.0%	399.6	100.0%
Cost of sales	92.2	91.0%	122.2	88.7%	261.0	88.9%	370.3	92.7%
Gross profit	9.1	9.0%	15.5	11.3%	32.6	11.1%	29.3	7.3%
Selling, general and administrative expenses	8.2	8.1%	14.2	10.3%	22.9	7.8%	49.7	12.4%
Restructuring expense	1.3	1.3%	2.2	1.6%	1.4	0.5%	2.0	0.5%
Impairment of long-lived assets	0.1	0.1%	7.8	5.7%	4.7	1.6%	10.6	2.7%
(Loss) income from continuing operations	(0.5)	-0.5%	(8.7)	-6.3%	3.6	1.2%	(33.0)	-8.3%

Comparison of Three Months Ended December 31, 2009 and 2008

Original Equipment – North America net sales decreased $36.4 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010, primarily driven by depressed North American truck and off-highway markets.  Also included in the third quarter of fiscal 2009 is revenue of $8.7 million related to a license agreement entered into with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy licensed our thermal management technology for an up-front fee of $12.0 million.  In addition to licensing this technology, we were also providing certain transition services to Bloom Energy, including the sale of products through December 2009.  We received an advance payment of $0.7 million for these transition services, and received additional compensation for the supply of products to Bloom Energy over this time.  The total up-front compensation received of $12.7 million was recognized as revenue over the 15-month term of these agreements.  Gross margin decreased from 11.3 percent during the third quarter of fiscal 2009 to 9.0 percent during the third quarter of fiscal 2010 due to the revenue from the Bloom Energy transaction in the third quarter of fiscal 2009 partially offset by the benefits realized as a result of manufacturing realignment efforts initiated during fiscal 2009.  SG&A expenses decreased $6.0 million year-over-year, primarily due to the flow-through impact of fiscal 2009 cost reduction actions.  Restructuring charges recorded during the third quarter of fiscal 2010 relate to the announced closure of our Harrodsburg, Kentucky facility.  The majority of the restructuring charges recorded during the third quarter of fiscal 2009 related to a workforce reduction at the Racine, Wisconsin Headquarters which was completed during January 2009.  Asset impairment charges of $7.8 million recorded during the third quarter of fiscal 2009 related to assets of a facility which projected cash flows unable to support its asset base, a program which was unable to support its asset base, as well as assets related to a cancelled program.  The loss from continuing operations of $0.5 million during the third quarter of fiscal 2010 was an improvement of $8.2 million from the loss from continuing operations of $8.7 million incurred in the third quarter of fiscal 2009, based on the manufacturing and SG&A cost reduction activities and absence of significant impairment charges.

Comparison of Nine Months Ended December 31, 2009 and 2008

Original Equipment – North America fiscal 2010 year-to-date net sales decreased $106.0 million from the same period last year.  The sales volumes continued to be depressed on a year-over-year basis due to depressed North American truck and off-highway markets.  Gross margin improved from 7.3 percent during the first nine months of fiscal 2009 to 11.1 percent during the first nine months of fiscal 2010, primarily attributable to a significant reduction in direct and indirect costs in the North American manufacturing facilities and the positive impact of materials pricing.  SG&A expenses decreased $26.8 million year-over-year due to the positive impact of cost reduction actions within the region and the absence of consulting fees incurred in fiscal 2009 in connection with the manufacturing realignment.  Restructuring charges recorded in fiscal 2010 year-to-date relate to the announced closure of our Harrodsburg, Kentucky facility.  The majority of the restructuring charges recorded during fiscal 2009 year-to-date related to a workforce reduction at the Racine, Wisconsin Headquarters which was completed during January 2009.  Asset impairment charges of $4.6 million recorded during the first nine months of fiscal 2010 related to a program that was not able to support its asset base and the Harrodsburg, Kentucky manufacturing facility, which had a net book value which exceeded its fair value.  The majority of the long-lived asset impairment charges recorded during the first nine months of fiscal 2009 relate to assets within this segment for a program, which was unable to support its asset base, as well as for assets which are no longer in use.  During the first nine months of fiscal 2010, this segment reported income from continuing operations of $3.6 million, which has improved $36.6 million from the loss from continuing operations of $33.0 million incurred in the first nine months of fiscal 2009, based primarily on the improved gross margin, reduction in SG&A costs and reduced impairment charges.

Index

South America
	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	32.3	100.0%	28.7	100.0%	82.9	100.0%	114.8	100.0%
Cost of sales	26.2	81.1%	23.7	82.6%	66.3	80.0%	89.9	78.3%
Gross profit	6.1	18.9%	4.9	17.1%	16.6	20.0%	24.9	21.7%
Selling, general and administrative expenses	3.3	10.2%	3.9	13.6%	9.5	11.5%	13.2	11.5%
Restructuring expense	-	0.0%	-	0.0%	0.8	1.0%	-	0.0%
Income from continuing operations	2.8	8.7%	1.0	3.5%	6.3	7.6%	11.6	10.1%

Comparison of Three Months Ended December 31, 2009 and 2008

South America net sales increased $3.6 million from the third quarter of fiscal 2009 to the third quarter of fiscal 2010 due to a $7.6 million favorable impact of foreign currency exchange rate changes partially offset by reduced sales volumes within their commercial vehicle and agricultural markets as a result of the global recession.  Gross margin improved from 17.1 percent during the third quarter of fiscal 2009 to 18.9 percent during the third quarter of fiscal 2010 as a result of manufacturing realignment efforts initiated during fiscal 2009.  Income from continuing operations increased $1.8 million over the periods presented based on the improved gross margin.

Comparison of Nine Months Ended December 31, 2009 and 2008

South America fiscal 2010 year-to-date net sales decreased $31.9 million from the same period last year, based on reduced sales volumes within their commercial vehicle markets, along with an unfavorable impact of foreign currency exchange rate changes of $1.5 million.  Gross margin decreased from 21.7 percent during the first nine months of fiscal 2009 to 20.0 percent during the first nine months of fiscal 2010 due to the underabsorption of fixed costs with the reduced sales volumes.  SG&A expenses decreased $3.7 million due to the positive impact of SG&A reduction efforts within this region.  Restructuring expense of $0.8 million was recorded during the first nine months of fiscal 2010 related to a workforce reduction within the Brazilian operations.  Income from continuing operations decreased $5.3 million from the first nine months of fiscal 2009 to the first nine months of fiscal 2010 based on the significantly reduced sales volumes and gross margin decline.

Index

Commercial Products
	Three months ended December 31				Nine months ended December 31
	2009		2008		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	48.4	100.0%	48.8	100.0%	128.0	100.0%	150.9	100.0%
Cost of sales	33.1	68.4%	36.5	74.8%	92.1	72.0%	114.9	76.1%
Gross profit	15.3	31.6%	12.3	25.2%	35.9	28.0%	36.0	23.9%
Selling, general and administrative expenses	7.4	15.3%	7.1	14.5%	19.5	15.2%	21.7	14.4%
Restructuring expense	-	0.0%	-	0.0%	0.3	0.2%	-	0.0%
Impairment of long-lived assets	-	0.0%	-	0.0%	-	0.0%	0.4	0.3%
Income from continuing operations	7.9	16.3%	5.2	10.7%	16.1	12.6%	13.9	9.2%

Comparison of Three Months Ended December 31, 2009 and 2008

Commercial Products net sales were comparable for the third quarter of fiscal 2009 and the third quarter of fiscal 2010.  Gross margin improved from 25.2 percent during the third quarter of fiscal 2009 to 31.6 percent during the third quarter of fiscal 2010, primarily related to sales price increases, lower material costs and manufacturing cost improvements.  Income from continuing operations improved $2.7 million over the periods presented with the significant improvement in gross margin.

Comparison of Nine Months Ended December 31, 2009 and 2008

Commercial Products fiscal 2010 year-to-date net sales decreased $22.9 million from the same period last year, based primarily on an overall reduction in sales volume with the deterioration in the global economy and a $6.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 23.9 percent during the first nine months of fiscal 2009 to 28.0 percent during the first nine months of fiscal 2010, based on lower material costs, manufacturing cost improvements and productivity initiatives.  SG&A expenses decreased $2.2 million from the first nine months of fiscal 2009 to the first nine months of fiscal 2010 due to cost reduction efforts.  Income from continuing operations increased $2.2 million from the first nine months of fiscal 2009 to the first nine months of fiscal 2010 as a result of the gross margin improvements and SG&A cost reduction efforts.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock, including 1.8 million shares issued pursuant to the fully exercised underwriters’ option to purchase additional shares, at a price of $7.15 per share.  The proceeds of the common stock offering were $93.0 million, after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5.6 million.  On December 23, 2009, we sold 100 percent of the shares of our South Korea-based HVAC business for net cash proceeds of $11.2 million.

Cash provided by operating activities for the nine months ended December 31, 2009 was $49.9 million as compared to $80.3 million for the nine months ended December 31, 2008.  During the first nine months of fiscal 2009, we were able to generate positive cash flow through working capital improvement initiatives.  During the first nine months of fiscal 2010, we held our working capital balances relatively consistent, while increasing our cash flows from improved operating results.  The changes in working capital balances over the first nine months of fiscal 2009 as compared to the same period of fiscal 2010, partially offset by the improved operating results on the first nine months of fiscal 2010, were the most significant factors contributing to the reduction in operating cash flows.

Index

At December 31, 2009, the Company had capital expenditure commitments of $32.8 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.  During the first nine months of fiscal 2010, we incurred capital expenditures of $41.4 million.  Our capital spending is limited under our amended credit agreements to $70.0 million for fiscal 2010 and for all fiscal years thereafter.

Outstanding indebtedness decreased $117.5 million to $131.7 million at December 31, 2009 from the March 31, 2009 balance of $249.2 million, primarily as a result of the debt repayments with the proceeds from the common stock offering and the sale of our South Korea-based HVAC business.

At December 31, 2009, we had $136.1 million available for future borrowings under the revolving credit facility.  In addition to this revolving credit facility, we have unused lines of credit in Asia, Europe and Brazil totaling $38.8 million at December 31, 2009.  In the aggregate, we have total available lines of credit of $174.9 million at December 31, 2009.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15.0 million euro ($21.5 million U.S. equivalent).  This credit facility is available until May 14, 2010.

We believe that our internally generated operating cash flows and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs, capital expenditures, working capital needs of the business as our end markets recover from the global recession and restructuring costs incurred under the four-point plan.

Intercreditor Agreement

During the third quarter of fiscal 2010, we generated positive cash flow from operations.  We used this cash, plus the proceeds from the sale of our South Korea-based HVAC business during the third quarter, to voluntarily repay our revolving credit facility.  At December 31, 2009, there was $2.0 million outstanding under the revolving credit facility, which represents a significant reduction from the $50.0 million outstanding balance at September 30, 2009.  In addition, at December 31, 2009, we had $121.5 million outstanding on the senior notes.

In conjunction with the First Amendment to Credit Agreement and Waiver with our primary lenders and Waiver and Second Amendment to the Note Purchase Agreements with the senior note holders each dated as of February 17, 2009, the primary lenders and senior note holders entered into a Collateral Agency and Intercreditor Agreement, to which we consented.  This agreement provides for the sharing of payments received in respect of the collateral and the guarantees provided by the Company to the primary lenders and senior note holders.  On September 18, 2009, the primary lenders and senior note holders entered into a First Amendment to Collateral Agency and Intercreditor Agreement (“Intercreditor Agreement”), to which we consented.  Under the terms of the Intercreditor Agreement, 90 days after the expiration of our revolving credit facility in July 2011, certain actions may be required in order to preserve a stated ratio relative to the Company’s indebtedness to the primary lenders on the one hand and the senior note holders on the other. This portion of the Intercreditor Agreement, if triggered, would require the primary lenders to pay the senior note holders to preserve the relative position of those two groups that existed when the Intercreditor Agreement was executed.  If the outstanding balance on the revolving credit facility at that time is the same as it was as of December 31, 2009, the primary lenders would be required to pay approximately $46 million to the senior note holders in October 2011.

We currently plan to refinance our revolving credit facility prior to its expiration in July 2011.  In the unlikely event that we were unable to complete this refinancing prior to October 2010 (one year prior to the potential rebalancing described above), and if the Intercreditor Agreement terms remain in their current state, we may be required to classify the above-described payment from the primary lenders to the senior note holders as a current liability in our Consolidated Balance Sheet. This current liability classification may be required as we may need to reimburse the primary lender for the rebalancing payment made to the senior note holders. If that were to occur, we believe that our existing cash balances and internally generated operating cash flows would be sufficient to fund this required payment and any potential associated obligations.

Index

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  The most restrictive limitation at present is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as our (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34.0 million of cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to (loss) earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

The following presents the minimum adjusted EBITDA level requirements with which we are required to comply through the fourth quarter of fiscal 2010:

For the four consecutive quarters ended December 31, 2009	$ 1.8 million
For the four consecutive quarters ending March 31, 2010	35.0 million

Our adjusted EBITDA for the four consecutive quarters ended December 31, 2009 was $66.5 million, which exceeded the minimum adjusted EBITDA requirement by $64.8 million.  We expect to remain in compliance with this covenant throughout the remainder of fiscal 2010 based on the adjusted EBITDA recorded during the first three quarters of fiscal 2010 and the projected financial results for the remainder of fiscal 2010.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Total
Earnings (loss) from continuing operations	$(40,763)	$(5,642)	$(4,886)	$2,125	$(49,166)
Consolidated interest expense	4,182	5,459	9,643	3,793	23,077
Provision for income taxes	3,346	1,016	871	238	5,471
Depreciation and amortization expense (a)	15,827	15,755	16,183	16,045	63,810
Non-cash charges (b)	15,610	(2,036)	3,264	583	17,421
Restructuring and repositioning charges (income) (c)	3,515	2,263	(2,334)	2,463	5,907
Adjusted EBITDA	$1,717	$16,815	$22,741	$25,247	$66,520

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

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

Index

(dollars in thousands)
	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Total
Long-lived asset impairments	$13,228	$994	$3,849	$273	$18,344
Non-cash restructuring and repositioning charges	894	820	767	718	3,199
Exchange losses (gains) on intercompany loans	968	(3,871)	(1,226)	(412)	(4,541)
Provision for uncollectible notes receivable	(404)	(59)	(327)	4	(786)
Supplemental executive retirement plan settlement	924	80	201	-	1,205
Non-cash charges	$15,610	$(2,036)	$3,264	$583	$17,421

(c)
Restructuring and repositioning charges (income) represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

In addition to the minimum adjusted EBITDA covenant, we are not permitted to incur capital expenditures greater than $70.0 million for fiscal year 2010 and for all fiscal years thereafter.  We expect to remain in compliance with this covenant for the remainder of fiscal 2010 and beyond.

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

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant in the fourth quarter of fiscal 2010 and through the term of the revolving credit facility based on the adjusted EBITDA recorded during the first three quarters of fiscal 2010, our projected financial results for the remainder of fiscal 2010 and the significant reduction in the debt balance as a result of the common stock offering and proceeds from the sale of our South Korea-based HVAC business.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Impairment of Goodwill and Indefinite-Lived Intangible Assets:  Impairment tests are conducted at least annually unless business events or other conditions exist that would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  We conduct the annual review of goodwill and other intangible assets with indefinite lives for impairment in the third quarter.  The recoverability of goodwill and other intangible assets with indefinite lives is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill and other intangible assets with indefinite lives relates.  The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.  At December 31, 2009, the Company had goodwill of $30.8 million recorded, consisting primarily of $14.2 million within the South America segment and $16.1 million within the Commercial Products segment.  The South America and Commercial Products segments continue to report operating income and forecast strong financial results.  The future discounted cash flows of these segments continue to exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at December 31, 2009.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

Index

Impairment of Long-Lived and Amortized Intangible Assets:  The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment, intangible assets with finite lives and equity investments, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary,” the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  This value can be based on appraised value, estimated salvage value, sales price under negotiation or estimated cancellation charges, as applicable.  The Company recorded long-lived asset impairment charges of $0.3 million and $27.3 million for the three months ended December 31, 2009 and 2008, respectively.  The Company recorded long-lived asset impairment charges of $5.1 million and $30.5 million for the nine months ended December 31, 2009 and 2008, respectively.

The most significant long-lived assets that have been subject to impairment evaluations during the nine months ended December 31, 2009 and 2008 are the Company’s net property, plant and equipment, which totaled $443.0 million at December 31, 2009.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

The Company’s four-point plan is designed to attain a more competitive cost base and improve the Company’s longer term competitiveness, and this plan is intended to reduce the risk of potential long-lived asset impairment charges in the future once the accelerated restructuring under the four-point plan is completed.  The manufacturing realignment strategy of this plan is designed to improve the utilization of the Company’s facilities, with fewer facilities, but operating at higher capacities.  The portfolio rationalization strategy of this plan is designed to identify and retain products for which the Company can earn a sufficient return on its investment, and divest or exit products that do not meet required financial metrics.  These strategies have the goal of creating better facility utilization and greater profitability in product mix, which are designed to allow the manufacturing facilities to withstand more significant adverse changes before an impairment charge is necessary.

Index

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

In May 2009, the FASB issued new accounting guidance on subsequent events that addresses the types and timing of events that should be reported in the financial statements for events occurring between the balance sheet date and the date the financial statements are issued or available to be issued.  This guidance was effective on June 30, 2009.  We reviewed events for inclusion in the financial statements through February 8, 2010, the date that the accompanying financial statements were issued.  The adoption of this guidance did not impact the financial position or results of operations.

In August 2009, the FASB issued a new accounting standards update on fair value measurements and disclosures that applies to the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, companies are required to measure the fair value of the liability using one or both of the following techniques:  (i) the quoted price of an identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique (e.g., a market approach or income approach) including a technique based on the amount an entity would pay to transfer the identical liability, or a technique based on the amount an entity would receive to enter into an identical liability.  This update was effective during the third quarter of fiscal 2010, and had no impact on our consolidated financial statements.

Index

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, with the exception of the mandatory prepayment of long-term debt of $46.4 million from the proceeds of the common stock offering on September 30, 2009.  The majority of these payments reduce our contractual obligations for long-term debt (including interest) in the period greater than five years.  A voluntary repayment of long-term debt of $46.6 million was also made from the proceeds of the common stock offering on September 30, 2009.  In addition, as further discussed under “Liquidity and Capital Resources,” under the terms of the Intercreditor Agreement, as amended, the primary lenders may be required to pay approximately $46 million to the senior note holders in October 2011 if a rebalancing of the Company’s indebtedness to the primary lenders and the senior note holders is required.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions which was $6.2 million as of December 31, 2009.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.  Other risks and uncertainties include, but are not limited to, the following:

•	The impact on Modine of increases in commodities prices, particularly aluminum and copper;

•	Modine’s ability or inability to pass increasing commodities prices on to customers as well as the inherent lag in timing of such pass-through pricing;

•	Changes in sales mix to products with lower margins;

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	The impact the weak global economy is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from the manner in which Modine’s customers and lenders deal with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

Index

•	Modine’s ability to successfully execute its four-point plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business;

•	Modine’s impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to increase its gross margin, including its ability to produce products in low cost countries;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

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

•	Modine’s association with a particular industry, such as the automobile industry, which could have an adverse effect on Modine’s stock price;

•	The nature of the vehicular industry, including the failure of build rates to return to pre-recessionary levels and the dependence of these markets on the health of the economy;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising health care and insurance costs; and

Index

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a company located in Japan.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three months ended December 31, 2009, the Company experienced a strengthening of the U.S. dollar to these foreign currencies, which resulted in an unfavorable currency translation adjustment of $4.8 million.  For the nine months ended December 31, 2009, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $36.4 million.  At December 31, 2009 and March 31, 2009, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $95.9 million and $71.8 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $9.6 million and $7.2 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of December 31, 2009 there were no third party foreign-denominated, long-term debt obligations.

At December 31, 2009, Modine, Inc., a subsidiary of the Company, had an inter-company loan totaling $6.9 million with its wholly owned subsidiary, Modine Brazil, that matures on May 8, 2011.  Modine Brazil paid $2.0 million and $8.0 million on this inter-company loan during the three and nine months ended December 31, 2009, respectively.

The Company also had other inter-company loans outstanding at December 31, 2009 as follows:

•	$11.9 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013; and
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure.

Index

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by less than $0.1 million for the fiscal year based on the December 31, 2009 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive income (loss), and are being amortized to interest expense over the respective lives of the borrowings.  During the three and nine months ended December  31, 2009, $0.1 million and $0.7 million of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses.  The expense for nine months includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes on September 30, 2009.  At December 31, 2009, $0.7 million of net unrealized losses remain deferred in accumulated other comprehensive income (loss).

The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $121.5 million fixed rate notes which has a fair value of approximately $128.9 million at December 31, 2009.

As of December 31, 2009, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2010	F2011	F2012	F2013	F2014	Thereafter	Total
Fixed rate (U.S. dollars)	-	-	$9,375	$18,750	$23,438	$69,889	$121,452
Average interest rate			10.38%	10.38%	10.38%	10.38%	10.38%
Variable rate (U.S. dollars)	-	-	$2,000	-	-	-	$2,000
Average interest rate			7.82%				7.82%

As further discussed under “Liquidity and Capital Resources,” under the terms of the Intercreditor Agreement, as amended, the primary lenders may be required to pay approximately $46 million to the senior note holders in October 2011 if a rebalancing of the Company’s indebtedness to the primary lenders and the senior note holders is required.  If this rebalancing becomes necessary, it would reduce the debt maturity in the thereafter column.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, past payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 43 percent of the trade receivables balance at December 31, 2009 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

Index

The recent adverse events in the global financial markets have also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at December 31, 2009;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to help ensure that these plans provide good diversification, investment teams and portfolio managers are adhering to the Company’s investment policies and directives, and exposure to high risk securities and other similar assets is limited.  The Company believes it has good investment policies and controls and proactive investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans do fluctuate with changing market valuations and volatility; and

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

The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

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

Index

Future recovery from the global recession or continued economic growth in China is expected to put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand and of increased prices being charged by raw material suppliers.

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

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company has utilized an aluminum hedging strategy from time to time by entering into fixed price contracts to help offset changing commodity prices.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.  The Company anticipates that recent commodity price increases, especially with copper and aluminum, combined with the lagging impact of material pass-through agreements with several customers, will put pressure on the gross margin for the fourth quarter of fiscal 2010.

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

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the three and nine months ended December 31, 2009, $1.1 million and $5.9 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At December 31, 2009, $2.1 million of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next 66 months.  During the first nine months of fiscal 2010, the Company did not enter into any new futures contracts for commodities.

Index

The Company has entered into futures contracts from time to time related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company did not designate these contracts as hedges, therefore gains and losses on these contracts were recorded directly in the consolidated statement of operations.  There were no future contracts entered into for fiscal 2010.  During the three and nine months ended December 31, 2008, $2.6 million and $4.5 million of expense, respectively, was recorded in cost of sales related to these futures contracts.

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

As of December 31, 2009, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

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

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At December 31, 2009, all counterparties had a sufficient long-term credit rating.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Corporate Controller and Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Corporate Controller and Chief Accounting Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Index

Changes In Internal Control Over Financial Reporting

During the third quarter of fiscal 2010 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Reports on Forms 10-Q for the period ended June 30 and September 30, 2009.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 6. Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated November 13, 2009

10.1	Share Purchase Agreement dated as of December 4, 2009 by and between the Registrant and KB Synthetics Company Limited	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 4, 2009

10.2
Fourth Amendment dated as of December 21, 2009 to Amended and Restated Credit Agreement among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer, lender and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG (Commerzbank AG), U.S. Bank, National Association and Comerica Bank
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 21, 2009 (“December 21, 2009 8-K”)

10.3
Fifth Amendment dated as of December 21, 2009 to the Note Purchase Agreement dated as of December 7, 2006 among the Registrant and the Purchasers of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.2 to December 21, 2009 8-K

10.4
Fifth Amendment dated as of December 21, 2009 to the Note Purchase Agreement dated as of September 29, 2005 among the Registrant and the Purchasers of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000, as amended
Exhibit 10.3 to December 21, 2009 8-K

Index

10.5
Collateral Agency and Intercreditor Agreement dated as of February 17, 2009 among the Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG (Commerzbank AG), U.S. Bank, National Association and Comerica Bank, the holders of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 and the holders of 4.91% Senior Notes due September 29, 2015 and JPMorgan Chase Bank (the “Intercreditor Agreement”)
X

10.6	First Amendment to Collateral Agency and Intercreditor Agreement dated as of September 18, 2009	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert R. Kampstra, Vice President, Corporate Controller and Chief Accounting Officer	X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer	X

32.2	Section 1350 Certification of Robert R. Kampstra, Vice President, Corporate Controller and Chief Accounting Officer	X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Robert R. Kampstra
Robert R. Kampstra, Vice President, Corporate Controller
   and Chief Accounting Officer*

Date:  February 8, 2010

* Executing as both the principal financial officer and a duly authorized officer of the Company