Form 10-K
period 2010-03-31
MODINE MANUFACTURING CO
filed 2010-06-10
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

Approximately 59 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $254 million based on the market price of $9.27 per share on September 30, 2009, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,261,554 at June 7, 2010.

An Exhibit Index appears at pages 97 - 100 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2010 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

(This page intentionally left blank.)

PART I
ITEM 1.   BUSINESS.

Modine Manufacturing Company (Modine or the Company) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We are a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (OEM) vehicular applications, and to a wide array of building, industrial, refrigeration and fuel cell markets.  Product lines include radiators and radiator cores, vehicular air conditioning, oil coolers, charge air coolers, heat-transfer packages and modules, building heating, ventilating and air conditioning (HVAC) equipment and exhaust gas recirculation (EGR) coolers.  Our primary customers across the globe are:

- Truck, automobile, bus, and specialty vehicle OEMs;
- Agricultural and construction OEMs;
- Heating and cooling OEMs;
- Construction contractors;
- Wholesalers of plumbing and heating equipment; and
- Fuel cell manufacturers.

We focus our development efforts on solutions that meet the pressing heat transfer needs of OEMs and other customers within the commercial vehicle, construction, agricultural and commercial HVAC industries and, more selectively, within the automotive industry.  Our products and systems typically are aimed at solving complex heat transfer challenges requiring effective thermal management.  The typical demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet ever increasing customer standards as they work to ensure compliance with increasingly stringent global emissions requirements.  Our Company’s heritage provides a depth and breadth of expertise in thermal management which combined with our global manufacturing presence, standardized processes, and state-of-the-art technical centers and wind tunnels, enables us to rapidly bring customized solutions to customers at the best value.

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

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, and partnering with customers on global OEM platforms.  Modine’s top five customers are in three different markets – automotive, truck and off-highway – and its ten largest customers accounted for approximately 57 percent of the Company’s fiscal 2010 sales, compared to 59 percent in fiscal 2009.  In fiscal 2010, 60 percent of total revenues were generated from sales to customers outside of the U.S., 56 percent of which were generated by Modine’s international operations and 4 percent of which were generated by exports from the U.S.  In fiscal 2009, 62 percent of total revenues were generated from sales to customers outside of the U.S., with 57 percent generated by Modine’s international operations and 5 percent generated by exports from the U.S.

For fiscal 2010, the Company reported revenues from continuing operations of $1.16 billion, a 17 percent decrease from $1.41 billion in fiscal 2009.  For the first half of fiscal 2009, the Company recorded relatively strong sales of $828.4 million.  However, the global economic recession dramatically reduced our sales in the third quarter of fiscal 2009 to $325.6 million and further reduced our sales to $254.8 million in the fourth quarter of fiscal 2009.  In conjunction with this dramatic decline in volumes, combined with impairment and restructuring charges recorded during fiscal 2009, the Company reported a loss from continuing operations of $103.6 million in fiscal 2009.  In the first quarter of fiscal 2010, the Company’s sales remained depressed at $253.6 million.  Since that point, our sales have shown three quarters of sequential improvement, with sales of $324.9 million recorded in the fourth quarter of fiscal 2010.  We are experiencing a slow, but steady improvement in our business levels since the bottom of the recession in the fourth quarter of fiscal 2009.  However, business volumes continue to remain significantly below pre-recessionary volumes experienced in the first half of fiscal 2009.

In response to the declining business and market conditions, the Company focused on its four-point plan, implementing a number of cost and operational efficiency measures designed to improve our longer-term competitiveness:

•
Manufacturing realignment – In fiscal 2008, we announced the closures of the Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana facilities within the Original Equipment – North America segment and the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment.  In addition, in October 2009 we announced the closure of the Harrodsburg, Kentucky facility within the Original Equipment – North America segment.  The Pemberville and Tübingen closures have been completed, the Logansport and Harrodsburg closures are anticipated to be completed in the first quarter of fiscal 2011, and the Camdenton closure is anticipated to be completed by the end of fiscal 2011.  In addition, during fiscal 2009, we implemented a significant reduction of direct and indirect costs in our manufacturing facilities.  The reduction in manufacturing costs contributed to an improvement in our gross margin from 13.3 percent in fiscal 2009 to 14.6 percent in fiscal 2010 despite the year-over-year decline in sales volumes.

•
Portfolio rationalization – The Company’s business structure is organized around global product lines and a regional operating model.  The Company evaluated product lines within and across the regions to assess them relative to Modine’s competitive position and the overall business attractiveness in order to identify those lower margin product lines that may be divested or exited.  The Company implemented an action plan to deemphasize its automotive module business.  During fiscal 2010, we significantly decreased its exposure to the vehicular heating, ventilation and air conditioning (“HVAC”) business with the sale of our South Korean operation and announced closure of our Harrodsburg, Kentucky facility.  In addition, we sold our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. and our 41 percent investment in Construction Mechaniques Mota, S.A. during the year.

•
Capital allocation – The Company’s capital allocation process is designed to allocate capital spending to the product lines and customer programs that will provide the highest return on investment.  Under this process, capital spending was limited to $60.3 million in fiscal 2010, down from $103.3 million in fiscal 2009.  Our capital spending will continue to be limited under this process to $70.0 million in fiscal 2011.

•
Selling, general and administrative (“SG&A”) cost containment – During fiscal 2009, the Company completed a global workforce reduction, focusing on the realignment of our corporate and regional headquarters.  The global workforce reduction was enabled by the portfolio rationalization and the phase out of certain product lines.  Through this process, our SG&A costs were reduced from $199.6 million in fiscal 2009 to $157.5 million in fiscal 2010.

These actions contributed to a significant improvement in our results from continuing operations from a loss of $103.6 million, or a loss of $3.23 per diluted share in fiscal 2009 to a loss of $20.3 million, or a loss of $0.52 per diluted share in fiscal 2010.  While our results improved substantially year-over-year, the Company still generated a loss from continuing operations due to the low business volumes that have not yet recovered from the global recession.

On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock with cash proceeds of $92.9 million after deducting underwriting discounts, commissions, legal, accounting and printing fees.  The proceeds from this offering along with proceeds from the sale of the South Korean operation and the disposition of assets were used to substantially reduce our outstanding indebtedness.  Outstanding indebtedness decreased $110.0 million from the March 31, 2009 balance of $249.2 million to $139.2 million at March 31, 2010.

Our investment in research and development (“R&D”) in fiscal 2010 was $56.9 million, or 4.9 percent of sales, compared to $73.2 million, or 5.2 percent of sales, in fiscal 2009.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market, balanced with a near-term focus on preserving cash and liquidity through more selective capital investment in order to weather the continued effects of the global recession.  Consistent with the streamlining of the Company’s product portfolio, our current R&D is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products and commercial HVAC products.

Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of its South Korean-based HVAC business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The South Korean-based HVAC business was sold on December 23, 2009 for net cash proceeds of $10.5 million, resulting in a loss on sale of $0.6 million.  On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.2 million, resulting in a gain on sale of $2.5 million.  Reported net loss for fiscal 2010, 2009 and 2008 was $29.3 million, $108.6 million and $68.6 million, respectively, or a loss per fully diluted share of $0.75, $3.39 and $2.15, respectively.

Products

The Company offers a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2010	Fiscal 2009

Modules/Packages*	32%	30%
Oil Coolers	14%	16%
Radiators	13%	16%
Building HVAC	12%	11%
Miscellaneous	10%	7%
Charge-Air Coolers	8%	9%
Exhaust Gas Recirculation ("EGR") Coolers	7%	7%
Vehicular Air Conditioning Parts	4%	4%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

We compete with several manufacturers of heat transfer products, some of which are divisions of larger companies.  The markets for the Company's products are increasingly competitive and have changed significantly in the past few years.  The Company's traditional OEM customers in the U.S. and Europe are faced with dramatically increased international competition and have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports.  These market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  In addition, our customers continue to ask the Company, as well as their other primary suppliers, to participate in R&D, design, and validation responsibilities.  We expect this combined work effort to result in stronger customer relationships and more partnership opportunities for the Company.

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

During the first quarter of fiscal 2010, we implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  During the second quarter of fiscal 2010, we implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.  The previously reported results for the Original Equipment – North America segment have been retrospectively adjusted to reflect these changes.  Additional information about Modine’s business segments, including sales and assets by geography, is set forth in Note 25 of the Notes to Consolidated Financial Statements.

Original Equipment – Asia, Europe and North America Segments

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing Modine’s strategic approach, product offerings and competitors on a global basis.  This trend offers significant opportunities for Modine with its market positioning, including presence in key global markets (U.S., Europe, China and India) and a global product-based organization with expertise to solve technical challenges.  At the same time, Modine is small enough to stay nimble and respond quickly to customer expectations.  Modine is recognized as having strong technical support, product breadth and the ability to support global standard designs for its customers.

The Company's main competitors, Behr GmbH & Co. K.G., Dana Corporation, Visteon Corporation, Denso Corporation, Delphi Corporation, T.Rad Co. Ltd., Honeywell Thermal Div., Tokyo Radiator Co., Ltd (Calsonic), Valeo SA and TitanX (former Valeo Heavy Duty group now owned by EQT), have a worldwide presence.  Increasingly, the Company faces competition as these competitors expand their product offerings and manufacturing footprints through expansion into low cost countries and low cost country sourcing initiatives.

Specifically, the Original Equipment – North America, Europe and Asia segments serve the following markets:

Commercial Vehicle

Products – Powertrain cooling (“PTC”) (engine cooling modules, radiators, charge-air-coolers, condensers, fan shrouds, and surge tanks); on-engine cooling (exhaust gas recirculation (“EGR”) coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers); oil coolers (transmission oil coolers and power steering coolers); and fuel coolers

Customers – Commercial, medium and heavy duty truck and engine manufacturers; bus; and specialty vehicle manufacturers

Market Overview – We continued to see a weak North American market for commercial vehicles despite being in mid-cycle between emissions legislation.  The significant drop in the global economy in the last two quarters of fiscal 2009 contributed to low production and sales levels not seen in many years in both North America and Europe.  Sales volumes in these markets have remained at these very low levels throughout fiscal 2010.

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

Primary Competitors – Behr GmbH & Co. K.G.; TitanX, Bergstrom, Inc.; T.Rad Co. Ltd.; Tokyo Radiator Co.; Ltd. (Calsonic); Honeywell Thermal Div.; Dayco Ensa SA

Automotive

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, auxiliary cooling (power steering coolers and transmission oil coolers), component assemblies, radiators for special applications) and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers)

Customers – Automobile, light truck and engine manufacturers

Market Overview – Modine decided to deemphasize portions of the automotive business due to a variety of factors, among them the cost and risk of enormous capital outlays to maintain a scale cost position, the inherent over-capacity in this market segment, and the anticipation of better returns in other markets.  We will continue to support the automotive marketplace with components where complementary Modine technology can be applied to an automotive environment at reasonable returns.  This means moving away from the niche position we enjoyed with cooling modules in the light vehicle segment.  Continued select component supply as a Tier 2 supplier may carry on for some time.

Primary Competitors – Behr GmbH & Co. K.G.; Dana Corporation; Delphi Corporation; Denso Corporation; T.Rad Co. Ltd.; Tokyo Radiator Co.; Ltd. (Calsonic) and Visteon Corporation

Off-Highway

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, fuel coolers); auxiliary coolers (power steering coolers and transmission oil coolers); and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers)

Customers – Construction and agricultural equipment, engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview – The slowing of the global economy, driven by the steep decline in housing starts and tight credit, has depressed off-highway equipment orders.  The agriculture market has seen a decline in orders as concerns about the overall economy dampened investment in large agriculture equipment.

Overall market trends include a migration toward global machine platforms, driving the multi-region assembly of a common design platform with low cost country sourcing for certain components.  Additionally, fixed emissions regulations and timelines are driving the advancement of product development in both of these markets.  OEMs are rapidly expanding into Asia and prefer suppliers with local production capabilities.  Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs of its customers.

Primary Competitors – Adams Thermal Systems Inc.; AKG; Delphi Corporation; Denso Corporation; Honeywell Inc.; Zhejiang Yinlun Machinery Co., Ltd.; ThermaSys Corp.; T. Rad Co., Ltd.; Tokyo Radiator Co., Ltd. (Calsonic); Doowon and Donghwan

Fuel Cell

Products – Comprised of heat exchangers, non-typical highly integrated thermal management systems, reactor subsystems and reformer (or fuel processing) components for steam methane reforming, auto-thermal reactors and catalytic partial oxidation systems.  These products are used in both the solid oxide fuel cell (“SOFC”) and proton exchange membrane (“PEM”) technologies.

Customers – The fuel cell group works with targeted customers in the fuel cell or fuel processing industries where close collaborative relationships are formed.  Our customers are developing fuel cell, hydrogen generation and hydrogen infrastructure products that are dependent on thermodynamic and catalytic processes and require Modine’s expertise to provide optimal solutions to their unique thermal management challenges.  One of these customers is Ceres Power, a UK-based developer of micro-CHP (combined heat and power) fuel cell systems used in homes.

Market Overview – Markets served by our customers consist of stationary distributed power generation (primary power applications); micro-CHP (combined heat and power); mobile power (passenger cars, fleet vehicles and industrial vehicles); portable power (man-portable and auxiliary power units for on-board supplementary vehicle power); fuel processing; and the hydrogen infrastructure (refueling stations and on-site hydrogen generation).  Modine has a global presence in these markets and is perceived by our customers as the one of the innovation and technology leaders.

Primary Competitors – Dana Corporation

Commercial Products

Products – Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity and low intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof mounted direct- and indirect-fired makeup air units; unit ventilators; close control units for precise temperature and humidity control applications; chiller units; ceiling cassettes; condensing units and coils for heating, refrigeration, air conditioning and vehicular applications

Customers – Heating and cooling equipment manufacturers; construction contractors; wholesalers of plumbing and heating equipment; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, transportation, telecommunications, entertainment arenas, pharmaceuticals, electronics, hospitals, defense, petrochemicals, and food and beverage processing

Market Overview – Commercial Products has strong sales in gas unit heaters, coil products and room heating and cooling units.  Efficiency legislation, lower noise requirements, and higher energy costs are driving market opportunities.

Primary Competitors – Lennox International Inc. (ADP); Luvata (Heatcraft / ECO); Thomas & Betts Corp. (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert Hiross); United Technologies Corporation (Carrier); Johnson Controls, Inc. (York); and McQuay International

South America

Products – Construction and agricultural applications, automotive OEM and industrial applications, aftermarket radiators, charge-air-coolers, oil coolers, auxiliary coolers (transmission, hydraulic and power steering) and engine cooling modules

Customers – Commercial, medium and heavy duty truck and engine manufacturers; bus; and specialty vehicle manufacturers, automobile, light truck vehicle and engine manufacturers; construction and agricultural equipment,  engine manufacturers and industrial manufacturers of material handling equipment; generator sets and compressors

Market Overview – South America provides heat exchanger products to a variety of markets in the domestic Brazilian market as well as for export to North America and Europe.  This segment provides products for on-highway and off-highway markets, automotive OEMs and industrial applications.  South America also provides products to the Brazilian, North American and European aftermarkets for both automotive and commercial applications.

Primary Competitors – Behr GmbH & Co. A.G.; Valeo SA; Denso Corporation and Delphi Corporation

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the business units.  Our products are manufactured in the following countries:

North America	Europe	South America	Africa	Asia/Pacific

Mexico	Austria	Brazil	South Africa	China
United States	Germany			India
	Hungary			Japan
	Italy			South Korea
The Netherlands
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products similar to those produced in the U.S.  In addition to normal business risks, operations outside the U.S. are subject to other risks such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and volatility, and market fluctuations.

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees.  Export sales as a percentage of net sales were 4 percent for fiscal 2010 and 5 percent for fiscal 2009 and 2008.  Royalties from foreign licenses were $3.3 million, $4.1 million and $4.7 million for fiscal 2010, 2009 and 2008, respectively.

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

Customer Dependence

Ten customers accounted for approximately 57 percent of the Company's sales in fiscal 2010.  These customers, listed alphabetically, were: BMW; Caterpillar Inc.; Daimler AG; Deere & Company; General Motors; MAN Truck & Bus; Navistar; Oshkosh Corporation; Volkswagen AG and Volvo Group.  In fiscal 2010, 2009 and 2008, BMW was the only customer that accounted for ten percent or more of the Company’s sales.  Generally, goods are supplied to these customers on the basis of individual purchase orders received from them.  When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and also to provide the customer with a proven source of competitively priced products.  These contracts are on average three years in duration and may include built-in pricing adjustments.  In certain cases, our customers have requested additional pricing adjustments beyond those included in these long-term contracts.

Backlog of Orders

The Company's operating units maintain their own inventories and production schedules.  Current production capacity is capable of handling the sales volumes expected in fiscal 2011.

Raw Materials

Aluminum, nickel, brass and steel, all essential to the business, are purchased from several domestic and foreign producers.  In general, the Company does not rely on any one supplier for these materials which are, for the most part, available from numerous sources in quantities required by the Company.  The supply of fabricated copper products is highly concentrated between two global suppliers.  All purchases of fabricated copper are currently from one of these suppliers.  The Company normally does not experience material shortages and believes that our suppliers’ production of these materials will be adequate throughout the next fiscal year.  In addition, when possible, Modine has made material pass-through arrangements with its key customers.  Under these arrangements, the Company can pass material cost increases and decreases to its customers.  However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through.  To further mitigate the Company’s exposure to fluctuating material prices, we enter into forward contracts from time to time to hedge a portion of our forecasted aluminum purchases, our single largest purchased commodity.  The Company also entered into fixed price contracts to hedge against changes in natural gas price over the winter months.  In addition, the Company utilized collars for certain forecasted copper purchases, and also entered into forward contracts for certain forecasted nickel purchases.  During fiscal 2010, the Company did not enter into any new commodity hedges.  At March 31, 2010, the Company had forward contracts outstanding that hedge less than 5 percent of North American aluminum requirements anticipated to be purchased over the next five years.

Patents

The Company owns outright or has a number of licenses to produce products under patents.  These patents and licenses obtained over a period of years expire at various times.  Because the Company has many product lines, it believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine has been granted and/or acquired more than 2,000 patents worldwide over the life of the Company.

Research and Development

The Company remains committed to its vision of creating value through technology.  Company-sponsored R&D activities support the development of new products, processes and services, and the improvement of existing products, processes, and services.  R&D expenditures were $56.9 million, $73.2 million and $85.8 million in fiscal 2010, 2009 and 2008, respectively.  There were no material expenditures on research activities that were customer-sponsored.  Over the course of the last few years, the Company has become involved in several industry-, university- and government-sponsored research organizations, that conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves.  The research developed as a result is generally shared among the member organizations.

To achieve efficiencies and lower developmental costs, Modine's research and engineering groups work closely with our customers on special projects and systems designs.  In addition, the Company is participating in U.S. government-funded projects, including dual purpose programs in which the Company retains commercial intellectual property rights in technology it develops for the government, such as a contracts with the United States Army Research Development and Engineering Command for the development of advanced battery thermal management systems; the design and demonstration of waste heat recovery systems; development of CO2-based climate control systems; and research and testing directed at the enhancement of EGR cooler in-service performance.

Quality Improvement

Through Modine’s global Quality Management System (“QMS”), the manufacturing facilities in our Original Equipment – Asia, Europe and North America segments and our South America segment are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services from every Modine facility.  While customer expectations for performance, quality and service have risen continuously over the past years, our QMS has enabled Modine to drive improvements in quality performance and enabled the ongoing delivery of products and services that meet or exceed customer expectations.

The global QMS operates in the context of the Modine Operating System (“MOS”) and the Modine Production System (“MPS”), that focus on leadership and rapid continuous improvement.  Sustainable continuous improvement is driven throughout all functional areas and operating regions of the organization by the principles, processes and behaviors that are core to these systems.

Environmental, Health and Safety Matters

Modine is committed to preventing pollution, eliminating waste and reducing environmental risks.  The Company’s existing facilities maintained their Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits, while new facilities in Asia and Europe are implementing Modine’s global EMS with subsequent ISO14001 certification.  All Modine locations have established specific environmental improvement targets and objectives for the coming fiscal year.

In fiscal 2010, Modine continued its commitment to reduce its dependence on fossil fuels and to shrink its global carbon footprint.  The Company achieved an 8 percent reduction in energy consumption over fiscal 2009 at those locations with continuing operations.  A year-over-year reduction of approximately 19,900 tons of carbon dioxide was realized, which is equivalent to saving 2.0 million gallons of gasoline.

Modine built on its successful history of environmental stewardship in fiscal 2010 by establishing objectives for reducing waste, air emissions and water use. Air emissions, hazardous waste, and solid wastes declined at facilities with continuing operations by 1.5 million pounds this past fiscal year, an approximate 16 percent improvement.  Water consumption decreased by 11 percent, conserving nearly 1.6 million cubic feet of water.

Modine's commitment to environmental stewardship is also reflected in its reporting of chemical releases as monitored by the United States Environmental Protection Agency's Toxic Chemical Release Inventory program.  The Company's U.S. locations decreased their reported chemical releases by 52 percent from calendar year 2007 to 2008, with a 95 percent decline from 1998 to 2008.  Modine anticipates significant decreases in reported releases for calendar years 2009 and 2010 which will be largely influenced by the elimination of a liquid painting process at its Harrodsburg, Kentucky facility.  That process accounted for 90 percent of the Company’s releases reported in calendar year 2008.

Although a portion of the above improvements can be attributed to decreased manufacturing volumes, ongoing energy and resource conservation projects along with a continued focus on waste minimization contributed significantly to these achievements.

Modine’s products reflect our sense of environmental responsibility.  The Company continues its development and refinement of environmentally friendly product lines including: R22-free HVAC units; oil, fuel, and EGR coolers for diesel applications, diesel truck idle-off technologies to reduce fuel use and associated air emissions and high efficiency stationary fuel cell applications.  The Airedale Schoolmate HVAC product line with environmentally friendly R410A refrigerant has been coupled with ground source heat pump technology to utilize the natural heat sink properties of the earth to reduce energy consumption.  The Effinity93, which is the most efficient gas-fired unit heater in North America, was introduced in fiscal 2010.

An obligation for remedial activities may arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Two of the Company's currently owned manufacturing facilities and one formerly owned property have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities recorded as of March 31, 2010, 2009, and 2008 to cover the investigative work and remediation for sites in the United States, Brazil, and The Netherlands were $3.0 million, $2.0 million and $2.1 million, respectively.  These liabilities are recorded in the consolidated balance sheet in "accrued expenses and other current liabilities" and "other noncurrent liabilities."

Environmental expenses charged to current operations, including remediation costs, solid waste disposal, and operating and maintenance costs totaled $2.9 million in fiscal 2010.  Operating expenses of some facilities may increase during fiscal year 2011 because of environmental matters but the competitive position of the Company is not expected to change materially as a result of these expenses.

Modine’s health and safety performance showed continued improvement in fiscal 2010, when we recorded a global Recordable Incident Rate (“RIR”) of 1.85, based upon U.S. recordkeeping practices.  This represents a 19 percent year-over-year improvement in recordable injuries over fiscal 2009, and marks the fourth consecutive year of improved RIR.  The fiscal 2010 RIR was the lowest on record for Modine, and is reflective of the Company’s continued commitment to ensuring a safe workplace.  Ten company-owned or joint venture locations ended the year with no recordable injuries. Complementing this achievement were nineteen facilities worldwide that either had no injuries in fiscal year 2010 or exceeded the 10 percent RIR improvement goal.

Employees

The number of persons employed by the Company as of March 31, 2010 was 5,984.

Seasonal Nature of Business

The Company’s operating performance generally is not subject to a significant degree of seasonality as sales to OEMs are dependent upon the demand for new vehicles.  Our Commercial Products segment does experience a degree of seasonality since the demand for HVAC products is affected by heating and cooling seasons, weather patterns, construction, and other factors.  Generally, sales volume within the Commercial Products segment is stronger in the second and third fiscal quarters corresponding with demand for heating products.

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

Available Information

We make available free of charge through our website, www.modine.com (Investor Relations link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website (Investor Relations link) are the following corporate governance documents:

-
Code of Ethics and Business Conduct, which is applicable to all Modine employees, including the principal executive officer, the principal financial officer, the principal accounting officer and directors;

-	Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Officer Nomination and Compensation Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

Financial Risks

Liquidity and Access to Cash

Continued volume declines and potential disruptions in the credit markets may adversely affect our ability to fund our liquidity requirements and to meet our long-term commitments.

Significant volume decreases in the commercial vehicle and automotive markets continue to adversely affect cash flows from operations.  If cash flows are not sufficient to fund our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs.  Disruptions in the capital and credit markets, as have been experienced during 2008 and into 2009, could adversely affect our ability to draw on our revolving credit facility.  Our access to funds under that credit facility is dependent upon the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Modine and other borrowers within a short period of time.  Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business.  Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

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

As of March 31, 2010, our total consolidated debt was $139.2 million.  This debt level could have important consequences for the Company, including: increasing our vulnerability to general adverse economic, credit market and industry conditions; requiring a substantial portion of our cash flows from operations to be used for the payment of interest rather than to fund working capital, capital expenditures, strategic business actions and general corporate requirements; limiting our ability to obtain additional financing or refinance our existing debt agreements; and limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate.

The agreements governing our debt include covenants that restrict, among other things, our ability to incur additional debt; pay dividends on or repurchase our equity; make investments; and consolidate, merge or transfer all or substantially all of our assets.  Our ability to comply with these covenants may be adversely affected by events beyond our control, including prevailing economic, financial and industry conditions.  These covenants may also require that we take action to reduce our debt or to act in a manner contrary to our short-term or long-term business objectives.  There can be no assurance that we will meet our covenants in the future or that the lenders will waive a failure to meet those tests.  Even if we are able to maintain compliance with our covenants, our revolving debt agreement, with a balance of $7.5 million as of March 31, 2010, matures in fiscal 2012, and adverse economic, credit market and industry conditions could make it difficult to refinance this indebtedness.

Our primary lenders may be required to make a payment to the senior note holders.

Under the terms of the First Amendment to Collateral Agency and Intercreditor Agreement (“Intercreditor Agreement”), 90 days after the expiration of our revolving credit facility in July 2011, certain actions may be required in order to preserve a stated ratio relative to the Company’s indebtedness to the primary lenders on the one hand and the senior note holders on the other.  This portion of the Intercreditor Agreement, if triggered, would require the primary lenders to pay the senior note holders to preserve the relative position of those two groups that existed when the Intercreditor Agreement was executed.  If the outstanding balance on the revolving credit facility at that time is the same as it was as of March 31, 2010, the primary lenders would be required to pay approximately $42 million to the senior note holders in October 2011.  We may be required to reimburse the primary lenders for the rebalancing payment made to the senior note holders.

Recent market trends may require additional funding for our pension plans.

The Company has several non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The depressed market value of the assets held by these domestic plans has resulted in a $62.9 million underfunded status of these plans.  During fiscal 2011, we will be required to make a funding contribution of $10.9 million related to these domestic plans.  If significant additional funding contributions are necessary, this could have an adverse impact on the Company’s liquidity position.

Market Risks

Customer and Supplier Matters

The current financial condition of the vehicular industry in Europe and the United States could have a negative impact on our ability to finance our operations and disrupt the supply of components to our OEM customers.

Several of our key customers face significant business challenges due to increased competitive conditions and lower consumer demand.  We depend upon the ability of our customers to timely pay the amounts we have billed them for tools and products.  Significant disruption in our customers’ ability to pay us in a timely manner because of financial difficulty or otherwise would negatively impact on our ability to finance our operations.

In addition, because of the challenging conditions within the global vehicular industry, multiple suppliers have filed for bankruptcy.  The bankruptcy or insolvency of other vehicular suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse effect on our business.

Even if such suppliers are not in bankruptcy, many are facing severe financial challenges.  As a result, they could impose restrictive payment terms or cease to supply us, which would have a negative impact on our ability to finance our operations.  Because of the expense of dual sourcing, many of our suppliers are single sourced and hold the tooling for the products we purchase from them.  The process to qualify a new supplier and produce tooling is expensive, time consuming and dependent upon customer approval and qualification.

Our OEM customers continually seek price reductions from us.  These price reductions adversely affect our results of operations and financial condition.

A challenge that we and other suppliers to vehicular OEMs face is continued price reduction pressure from our customers.  Downward pricing pressure has been a characteristic of the automotive industry in recent years and is migrating to all our vehicular OEM markets.  Virtually all such OEMs have aggressive price reduction initiatives that they impose upon their suppliers, and such actions are expected to continue in the future.  In the face of lower prices to customers, the Company must reduce its operating costs in order to maintain profitability.  The Company has taken and continues to take steps to reduce its operating costs to offset customer price reductions; however, price reductions are adversely affecting our profit margins and are expected to do so in the future.  If the Company is unable to offset customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, or if we are unable to avoid price reductions from our customers, our results of operations and financial condition could be adversely affected.

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid for directly by OEMs.  They are also requesting that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the applicable component.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our profitability.

Our OEM business, which accounts for approximately 85 percent of our business currently, is dependent upon the health of the markets we serve.

Current global economic and financial market conditions may materially and adversely affect our results of operations and financial condition.  Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future.  We are highly susceptible to downward trends in the markets we serve because our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other factors.  Any significant decline in production levels for current and future customers could result in long-lived asset impairment charges and would reduce our sales and adversely impact our results of operations and financial condition.

The slowdown in the global economy has reduced the demand for commercial vehicles.  The global truck markets are subject to tightening emission standards that drive cyclical demand patterns.  The global construction, agriculture and industrial markets are also impacted by emission regulations and timelines driving the need for advanced product development.  Continuing declines in any of these markets would have an adverse effect on our business.

If we were to lose business with a major OEM customer, our revenue and profitability could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to the marketing of such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex structural components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

The Company could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce the cost of purchased goods and services, the Company, like many suppliers and customers, has been consolidating its supply base.  As a result, the Company is dependent upon limited sources of supply for certain components used in the manufacture of our products.  The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates, which would adversely affect our sales, margins and customer relations.

Operational Risks

Restructuring

We may be unable to complete and successfully implement our restructuring plans to reduce costs and increase efficiencies in our businesses and, therefore, we may not achieve the cost savings or timing for completion that we initially projected.

We are implementing several cost savings programs, including plant closures.  Successful implementation of these and other initiatives, including the expansion in low cost countries, is critical to our future competitiveness and our ability to improve our profitability.

We expect to complete the closing of three plants in North America by March 31, 2011.  We have and may continue to experience inefficiencies in the movement of product lines from plants being closed to plants that are remaining open, which could result in delays and reduced cost savings.

We may need to undertake further restructuring actions.

We have initiated certain restructuring actions to realign and resize our production capacity and cost structure to meet current and projected operational and market requirements.  We may need to take additional actions to reduce the Company’s cost structure and the charges related to these actions may have a material adverse effect on our results of operations and financial condition.

Global Nature of the Business

As a global company, we are subject to currency fluctuations, and any significant movement between the U.S. dollar, the euro, and Brazilian real, in particular, could have an adverse effect on our profitability.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the Brazilian real and other currencies.  Our profitability is affected by movements of the U.S. dollar against the euro, the real and other currencies in which we generate revenues and incur expenses.  To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars.  Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro or real, could have an adverse effect on our profitability and financial condition.

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

We periodically review the probability of the realization of our deferred tax assets based on forecasts of taxable income in the U.S. and numerous foreign jurisdictions.  In our review, we use historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in both the U.S. and numerous foreign jurisdictions may require changes in the valuation allowances to reduce our deferred tax assets or increase tax accruals. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations or financial condition.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries.  The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are maintained in Racine, Wisconsin.  Additional technical support functions are located in Bonlanden, Germany.

The following table sets forth information regarding our principal properties by business segment as of March 31, 2010.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
South America Segment
Sao Paulo, Brazil	336,000 sq. ft./manufacturing	Owned

Original Equipment – North America Segment
Harrodsburg, KY	253,000 sq. ft./manufacturing	Owned
Lawrenceburg, TN	210,000 sq. ft./manufacturing	143,800 Owned; 66,200 Leased
Clinton, TN	194,100 sq. ft./manufacturing	Owned
Pemberville, OH	189,900 sq. ft./manufacturing	Owned
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Jefferson City, MO	162,000 sq. ft./manufacturing	Owned
Trenton, MO	159,900 sq. ft./manufacturing	Owned
Washington, IA	148,800 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing	Owned
Joplin, MO	139,500 sq. ft./manufacturing	Owned
Camdenton, MO	128,000 sq. ft./manufacturing	Leased
Nuevo Laredo, Mexico (Plant II)	90,000 sq. ft./manufacturing	Owned

Original Equipment - Asia Segment
Chennai, India	118,100 sq. ft./manufacturing	Owned
Changzhou, China	107,600 sq. ft./manufacturing	Owned
Shanghai, China	64,600 sq. ft./manufacturing	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	344,400 sq. ft./assembly	Owned
Bonlanden, Germany	262,200 sq. ft./administrative & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft./manufacturing	Owned
Pontevico, Italy	153,000 sq. ft./manufacturing	Owned
Berndorf, Austria	145,700 sq. ft./manufacturing	Leased
Tübingen, Germany	126,400 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,400 sq. ft./manufacturing	49,800 Owned; 72,600 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Mezökövesd, Hungary	90,500 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,400 sq. ft./manufacturing	Owned
Uden, Netherlands	61,900 sq. ft./manufacturing	Owned
Gyöngyös, Hungary	57,000 sq. ft./ manufacturing	Leased

Commercial Products Segment
Leeds, United Kingdom	269,100 sq. ft./administrative & manufacturing	Leased
Nuevo Laredo, Mexico (Plant I)	198,500 sq. ft./manufacturing	Owned
Buena Vista, VA	197,000 sq. ft./manufacturing	Owned
Lexington, VA	104,000 sq. ft./warehouse	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned
Laredo, TX	32,000 sq. ft./warehouse	Leased

Corporate Headquarters
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned

We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and Company needs.

ITEM 3.   LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 26 of the Notes to Consolidated Financial Statements.

ITEM 4.   RESERVED.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age, recent business experience and certain other information relative to each person who was an executive officer as of March 31, 2010.

Name	Age	Position
Thomas A. Burke	53
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

Klaus A. Feldmann	56	Regional Vice President – Europe (November 2006 - Present); Group Vice President – Europe (2000 – October 2006); General Manager and Managing Director – European Heavy Duty Division (1996 – 2000).

Scott L. Bowser	46
Regional Vice President – Americas (March 2009 - Present); Managing Director – Modine Brazil (April 2006 - March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 - 2001).

Thomas F. Marry	49
Regional Vice President – Asia and Commercial Products Group (November 2007 - Present); Managing Director – Powertrain Cooling Products (October 2006 - October 2007); General Manager – Truck Division (2003 - 2006); Director – Engine Products Group (2001 – 2003); Manager – Sales, Marketing and Product Development (1999 - 2001); Marketing Manager (1998 - 1999).

Margaret C. Kelsey	45
Vice President, Corporate Development, General Counsel and Secretary (November 2008 – Present); Vice President Corporate Strategy and Business Development (May 2008 – October 2008); Vice President - Finance, Corporate Treasury and Business Development (January 2007 – April 2008); Corporate Treasurer & Assistant Secretary (January 2006 – December 2006); Senior Counsel & Assistant Secretary (April 2002 - December 2005); Senior Counsel (2001 – March 2002).  Prior to joining the Company in 2001, Ms. Kelsey was a partner with the law firm of Quarles & Brady LLP.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is listed on the New York Stock Exchange.  The Company's trading symbol is "MOD."  The table below shows the range of high and low sales prices for the Company's common stock for fiscal 2010 and 2009.  As of March 31, 2010, shareholders of record numbered 3,291.

	2010			2009
Quarter	High	Low	Dividends	High	Low	Dividends
First	$5.40	$2.30	$-	$18.36	$12.35	$0.1000
Second	9.85	4.60	-	19.60	12.07	0.1000
Third	12.69	8.74	-	14.03	3.07	0.1000
Fourth	12.70	8.76	-	5.76	0.73	-
TOTAL			$-			$0.3000

Certain of the Company's debt agreements prohibit the payment of cash dividends and the acquisition of Company stock by the Company.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on the Company’s common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

March 31,	Initial Investment	Indexed Returns
	2005	2006	2007	2008	2009	2010
Company / Index
Modine Manufacturing Company	$100	$107.19	$85.66	$56.20	$10.04	$45.14
Russell 2000 Index	100	125.85	133.28	115.95	72.47	118.87
S&P MidCap 400 Industrials Index	100	133.22	140.59	142.83	85.10	139.97

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the South Korean-based HVAC business, the Electronics Cooling business, and the Aftermarket business and the loss on the July 22, 2005 spin-off of the Aftermarket business in fiscal 2006.

(in thousands, except per share amounts)	Fiscal Year ended March 31
	2010	2009	2008	2007	2006

Net sales	$1,163,234	$1,408,714	$1,601,672	$1,525,492	$1,401,740
(Loss) earnings from continuing operations	(20,298)	(103,597)	(54,427)	39,228	74,406
Total assets	840,252	852,132	1,168,283	1,101,573	1,052,095
Long-term debt - excluding current portion	135,952	243,982	224,525	173,074	149,576
Dividends per share	-	0.30	0.70	0.70	0.70
Net (loss) earnings from continuing operations per share of common stock - basic	(0.52)	(3.23)	(1.70)	1.21	2.18
Net (loss) earnings from continuing operations per share of common stock - diluted	(0.52)	(3.23)	(1.70)	1.21	2.15

The following factors impact the comparability of the selected financial data presented above:

•
During fiscal 2009, the Company recorded a goodwill impairment charge of $9.0 million within the Original Equipment – Europe segment.  During fiscal 2008, the Company recorded a goodwill impairment charge of $23.8 million within the Original Equipment – North America segment.  Refer to Note 15 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

•
During fiscal 2010, 2009 and 2008, the Company recorded long-lived asset impairment charges of $6.5 million, $26.8 million and $11.6 million, respectively.  Refer to Note 11 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

•
During fiscal 2009, the Company recognized an impairment charge of $7.6 million recorded in other expense (income) – net on an equity investment.  Refer to Note 12 of the Notes to Consolidated Financial Statements for additional discussion of this charge.

•
During fiscal 2010, the Company’s effective tax rate was negative 93.9 percent, as the Company continues to pay taxes in foreign jurisdictions that earn profits, but does not recognize any tax benefits on losses generated in the U.S., Germany and Austria because we recorded full tax valuation allowances in these jurisdictions.  During fiscal 2009, the Company’s effective tax rate was negative 0.6 percent.  During fiscal 2008, the Company’s effective tax rate was negative 227.5 percent due to a valuation allowance of $59.4 million recorded primarily against the net U.S. deferred tax assets.  During fiscal 2007, the Company’s effective tax rate was 15.8 percent.  Refer to Note 7 of the Notes to Consolidated Financial Statements for additional discussion on the effective tax rate.

•
During fiscal 2010, 2009, 2008 and 2007, the Company incurred $7.3 million, $39.5 million, $10.2 million and $10.7 million, respectively, of restructuring and other repositioning costs.  Refer to Note 14 of the Notes to Consolidated Financial Statements for additional discussion of the events which comprised these costs.

•
During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda. (“Modine Brazil”).  During fiscal 2006, the Company acquired Airedale International Air Conditioning Limited.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 14 countries, with approximately 6,000 employees worldwide.

Our products are in light-, medium- and heavy-duty vehicles, automobiles, commercial heating, ventilation and air conditioning (HVAC) equipment, refrigeration systems, off-highway and industrial equipment, and fuel cell applications.  Our broad product offerings include heat transfer modules and packages, radiators, oil coolers, charge-air-coolers, vehicular air conditioning, building HVAC equipment, and EGR coolers.

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

Development of New Products and Technologies for Increasingly Diverse End Markets

Our ability to develop new products and technologies for current and potential customers and for new, emerging markets is one of our competitive strengths.  We own two global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin in the U.S., and in Bonlanden, Germany.  Our reputation for providing quality products and technologies has been a company strength valued by customers, and has led to a history with few product warranty issues.  In fiscal 2010, we spent $56.9 million (representing approximately 36 percent of selling, general and administrative (SG&A) expenses) on our product and technology research and development efforts.

We continue to benefit from relationships with customers that recognize the value of having us participate directly in product design, development and validation.  This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers.  In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas.  At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices.  Many of our technologies are proprietary, difficult to replicate and are patent protected.  We have been granted and/or acquired more than 2,000 patents on our technologies over the life of the Company and work diligently to protect our intellectual property.

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

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace; therefore, we must manage our business with a disciplined focus on increasing productivity and reducing waste.  The competitiveness of the global market place requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  As costs for materials and purchased parts rise from time to time due to global increases in the metals commodity markets, we seek low-cost country sourcing when appropriate and enter into contracts with some of our customers that provide for these rising costs to be passed through to them on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long-term with particular emphasis on working capital improvement and prioritization of capital for investment and disposals – driving past and current improvement in global cash and debt management and access to sufficient credit.  This focus helps us identify and take action on underperforming assets in our portfolio, such as our South Korean-based business, which was sold during fiscal 2010.

During fiscal 2010, we made significant progress in improving the Company’s liquidity and financial position.  On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock with cash proceeds of $92.9 million after deducting underwriting discounts, commissions, legal, accounting and printing fees.  The proceeds from this offering, along with proceeds from the sale of the South Korean-based business were used to substantially reduce our outstanding indebtedness.  Outstanding indebtedness decreased $110.0 million from the March 31, 2009 balance of $249.2 million to $139.2 million at March 31, 2010.

Our executive management incentive compensation plan for fiscal 2010 was based on remaining in compliance with our bank covenants, driving our singular focus on alignment of management interests with shareholders’ interests in our capital allocation and asset management decisions.  In addition, we maintain a long-term incentive compensation plan for officers and certain key employees that is used to attract, retain and motivate key employees who directly impact the long-term performance of the Company.  This plan is comprised of stock options, retention restricted stock awards and performance stock awards, which are based on a mix of earnings per share growth and growth in our stock price relative to the market.

Consolidated Market Conditions and Trends

During fiscal 2010, the Company reported revenues from continuing operations of $1.16 billion, a 17 percent decrease from $1.41 billion in fiscal 2009.  During the first half of fiscal 2009, the Company recorded relatively strong sales of $828.4 million.  However, the global economic recession dramatically reduced our sales in the third quarter of fiscal 2009 to $325.6 million and further reduced our sales to $254.8 million in the fourth quarter of fiscal 2009.  In the first quarter of fiscal 2010, the Company’s sales remained depressed at $253.6 million.  Since that point, our sales have shown three quarters of sequential improvement, with sales of $324.9 million recorded in the fourth quarter of fiscal 2010.  We are experiencing a slow, but steady improvement in our business levels since the bottom of the recession in the fourth quarter of fiscal 2009.  However, business volumes continue to remain significantly lower than pre-recessionary volumes experienced in the first half of fiscal 2009.

The original equipment manufacturer (OEM) marketplace is extremely competitive and our customers demand that we continue to provide high quality products as well as annual price decreases.  From time to time, we also experience volatility in foreign currency exchange rates and the costs of our purchased parts and raw materials – particularly aluminum, copper, steel, and stainless steel (nickel).  The combination of these factors impacts our profitability.

Our Response to Recent Market Conditions

In response to the declining business and market conditions facing us, we have focused on our four-point plan and implemented a number of cost and operational efficiency measures designed to improve our longer-term competitiveness:

o
Manufacturing realignment.  During fiscal 2008, we announced the closure of three manufacturing facilities in the U.S. (Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana), and one manufacturing facility in Europe (Tübingen, Germany).  During fiscal 2010, we announced the closure of our Harrodsburg, Kentucky manufacturing facility in the U.S.  The Pemberville and Tübingen closures have been completed, the Logansport and Harrodsburg closures are anticipated to be completed in the first quarter of fiscal 2011, and the Camdenton closure is anticipated to be completed by the end of fiscal 2011.  During fiscal 2009, we implemented a significant reduction of direct costs in our manufacturing facilities and 20 percent reduction of indirect costs in our manufacturing facilities.  When the manufacturing realignment process is completed, we will compete for new business from a much improved cost position with increased asset utilization.  This process should benefit the Company at both the gross and operating margin levels and help us win incremental, profitable business.  The reduction in manufacturing costs achieved contributed to an improvement in our gross margin from 13.3 percent in fiscal 2009 to 14.6 percent in fiscal 2010, despite the year-over-year decline in sales volumes.  We also have invested in four new plants in low cost countries; Changzhou, China; Nuevo Laredo, Mexico; Gyöngyös, Hungary; and Chennai, India.  These facilities are primarily in the start-up phase with several product launches currently underway and numerous launches planned over the next fiscal year.

o
Portfolio rationalization.  The Company’s business structure is organized around three global product lines, Engine Products, Powertrain Cooling Products and Commercial Products, which support our reporting segments.  The Company evaluated product lines within and across its segments to assess them relative to Modine’s competitive position and the overall business attractiveness in order to identify those product lines that should be divested or exited.  The Company has implemented an action plan to deemphasize its automotive module business, which most significantly impacts our Original Equipment – Europe segment.  In addition, during fiscal 2010 the Company significantly decreased its exposure to the vehicular heating, ventilation and air conditioning (HVAC) business with the sale of its South Korean operation for net cash proceeds of $10.5 million and upcoming closure of its Harrodsburg, Kentucky facility.

o
Capital allocation.  Our business is capital intensive, requiring a significant amount of investment in the new technologies and products that the Company supports.  We recently introduced an enhanced capital allocation discipline designed to allocate capital spending to the segments and programs that will provide the highest return on our investment.  All business units are measured using specific performance standards and they must earn the right to obtain capital to fund growth through their performance.  During fiscal 2010, our capital expenditures were $60 million, which is significantly below our fiscal 2009 capital expenditures of $103 million and our recent historical rates.

o
Selling, general and administrative (SG&A) cost containment.  The Company is committed to controlling its overall SG&A, and has implemented an initiative to streamline key business processes within its administrative functions in order to assist with this effort.  During fiscal 2009, we completed a global workforce reduction, focusing on the realignment of our corporate and regional headquarters.  The global workforce reduction was enabled in part by the portfolio rationalization and the phase out of certain product lines.  Through this process, we reduced our SG&A costs 21 percent from $199.6 million in fiscal 2009 to $157.5 million in fiscal 2010.

In addition to the actions described above, the Company also focused on mitigating material price changes for our products.  When possible, the Company enters into material pass-through arrangements with its key customers where material price changes are subject to pass-through to these customers on a lag basis.  This lag period can extend up to a year, based on the agreements we have with an individual customer.  We also mitigate growing cost pressures by accelerating new product development and expanding into new and existing niche markets.  We continue to focus on developing new and expanded proprietary technology that is of more value in the marketplace – such as our next generation aluminum radiators and EGR cooler – in order to secure favorable price terms.

Segment Information – Strategy, Market Conditions and Trends

Each of our business segments is managed at the regional vice president or managing director level with separate financial results reviewed by our chief operating decision makers.  These results are used to evaluate the performance of each business segment, and make decisions on the allocation of resources among our various businesses.  Our chief operating decision-makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.

Original Equipment – Europe (39 percent of fiscal 2010 revenues)

Our European operation is primarily engaged in providing powertrain and engine cooling systems as well as vehicular climate control components to various end markets, including automotive, heavy duty and industrial, commercial vehicle, bus and off-highway OEMs.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.  Competitors include Behr GmbH & Co. K.G., Valeo, TitanX, Denso Corporation, AKG, and a variety of other companies.

The second half of fiscal 2009 was adversely impacted by the rapidly shrinking vehicular markets in Europe.  Among all our served markets, the commercial vehicle market experienced the most drastic downturn.  In fiscal 2010, the declining vehicular markets stabilized, albeit at very low levels.  These markets have recently shown some signs of recovery, although we expect this to be a slow recovery over the next several years.

To offset the adverse market conditions, management enacted several measures to reduce operating costs and improve cash generation.  Plant direct and indirect headcount as well as overall SG&A costs have been reduced as a result of the portfolio rationalization and the phase out of certain product lines.  The overall Company reduced headcount in this region by approximately 25 percent.

We continue our focus on various lean manufacturing initiatives, low-cost country sourcing and the adjustment of our manufacturing footprint to low cost locations, when appropriate.  Production volumes are increasing in our new Gyöngyös, Hungary facility, and we have completed the phase-out of operations at our facility in Tübingen, Germany.  We expect our European business to benefit from our various technology initiatives, which allow us to distinguish ourselves from competitors in the eyes of our customers.

This business is negatively impacted by rising material prices, at least until these rising prices are offset by material pass-through agreements on a time lag.  We also expect to continue to see price reduction demands from our customers along with continuous and ongoing increased customer service expectations and competition from low-cost country competitors.  At the same time, the business has performed well through the global economic recession, is strongly positioned with a solid customer reputation for technology, service and project management, and has been successful in winning additional program awards that are scheduled to begin production in the 2011 time frame.  Going forward, we anticipate further opportunities may arise as a result of competitors leaving the market or being unable to meet customer requirements.

Original Equipment – North America (34 percent of fiscal 2010 revenues)

Our Original Equipment – North America segment includes products and technologies that are found on vehicles made by commercial vehicle OEMs, including Class 3-8 trucks, school buses, transit buses, motor homes and motor coaches.  It also serves the automotive, heavy duty, and industrial markets, including agricultural and construction markets (e.g. lift trucks, compressors and power generation).

The majority of our North American business is derived from commercial vehicle customers.  The Environmental Protection Agency emissions mandates (January 1, 2007 and January 1, 2010) create cyclicality in the Class 8 heavy-truck commercial vehicle build rates due to pre-buy activity that occurs prior to these emission law changes.  The expected cyclical downturn in this market after the January 1, 2007 emissions law change was exacerbated by economic concerns (recession, high oil and diesel prices, and depressed housing market) that have reduced the demand for Class 8 trucks used to haul freight.  As a result, there was no substantial pre-buy activity prior to the January 1, 2010 emissions law change.  While the January 1, 2007 emissions change and economic concerns created a downturn in build rates, the change did provide an opportunity for us as more of our components are required to be included on each new vehicle to meet the new standards.

A positive trend in our North American heavy duty and industrial businesses is increased emission standards for agricultural and construction equipment, which is driving increased demand for our components, such as EGR coolers.

The overall strategy for this business segment includes the following:

•
First, our strategy is to reposition the segment, including reassessing our manufacturing footprint, improving sourcing of raw materials and purchased parts, and other programs intended to increase efficiency and right-size capacity.  We recently closed our Pemberville, Ohio manufacturing facility and are in the process of closing three additional North American manufacturing facilities within this segment, and consolidating the business into other existing locations.  These closures are expected to be completed by the end of fiscal 2011.  We will continue to assess our manufacturing footprint to ensure that we have achieved appropriate manufacturing scale within this region.

•
Second, we are focused on reducing lead times to bring new products to market and offering a wider product breadth, while at the same time rationalizing the existing product lines that do not meet required financial metrics or fit within our overall strategy.

•	Third, we are focused on pursuing only selected new business opportunities that meet our minimum targeted rates of return, thus enabling profitable growth to the Company.

Our fuel cell business supports the highly complex thermal management needs of fuel cell systems, which increasingly are viewed as alternatives to oil-based fuel.  These fuel cell systems are used in stationary power applications, micro-combined heat and power (“CHP”), vehicle engine applications, and hydrogen fuel processing.  Although the market for fuel cell-based systems is still in its relative infancy, in the past year we continued developing products in support of the micro-CHP market.

With respect to the micro-CHP market, fuel cell-based systems are expected to emerge, initially in Europe, over the next several years as a direct replacement for the small boilers found in homes using hydronic heating systems.  In addition to efficient production of hot water for heat, the device is designed to produce electricity to supplement the electrical needs of the home, with off-peak electricity sold back to the grid.  We are continuing to work with Ceres Power, a UK-based developer of these systems, to expand the Company’s presence in this residential market.

Commercial Products (14 percent of fiscal 2010 revenues)

Our Commercial Products business provides a variety of niche products in North America, Europe, Asia and South Africa that are used by engineers, contractors and building owners in applications such as warehouses, repair garages, greenhouses, residential garages, schools, computer rooms, manufacturing facilities, banks, pharmaceutical companies, stadiums and retail stores.  We manufacture coils (copper tube aluminum fin coils, stainless steel tube aluminum fin coils and all aluminum microchannel coils) for heating, refrigeration, air conditioning and vehicular applications.  We also manufacture heating products for commercial applications, including gas, electric, oil and hydronic unit heaters, low intensity infrared and large roof-mounted direct and indirect fired makeup air units.  Our cooling products for commercial applications include single packaged vertical units and unit ventilators used in school room applications, computer room air conditioning units, air- and water-cooled chillers, ceiling cassettes, and roof top cooling units used in a variety of commercial building applications.

While revenues remained relatively low due to reduced market demand during the global recession, margins in this business improved primarily from manufacturing efficiencies and reduced SG&A expenses.  Economic conditions, such as demand for new commercial construction and school renovations, are drivers of demand for the heating and cooling products.

South America (10 percent of fiscal 2010 revenues)

Our South America segment provides heat exchanger products to a variety of markets in the domestic Brazilian market as well as for export to North America and Europe.  This business provides products to the on-highway commercial vehicle markets, off-highway markets, including construction and agricultural applications, automotive OEMs and industrial applications, primarily for power generation systems.  This business also provides products to the Brazilian, North American and European aftermarkets for both automotive and commercial applications.  We manufacture radiators, charge-air-coolers, oil coolers, auxiliary coolers (transmission, hydraulic, and power steering), engine cooling modules and HVAC system modules.

The Brazilian agriculture and commercial vehicle markets declined moderately during the global economic downturn.  However, the aftermarket sales under the Radiadores Visconde brand continued to improve.

Original Equipment – Asia (3 percent of fiscal 2010 revenues)

Our Asian operation is primarily engaged in providing powertrain cooling systems and engine products to customers in commercial vehicle and off-highway markets.  Competitors include, among others, Korens, Behr GmbH & Co. K.G., Tata Toyo, AKG, T.Rad Co. Ltd., and Zhenjiang Yinlin Machinery Co. Ltd.

A significant trend in our Asian business is our customers’ emphasis on price versus technology.  This pricing environment requires a low-cost manufacturing profile and continued operating efficiencies in order to maintain a profitable business.

Many components that we supply in this region become part of a module, which increases the amount of our content on an engine.  Our strategy in this business segment is to control and reduce costs, secure new business, further diversify our product offering and customer base, and continue to focus on building manufacturing capabilities in China and India to serve the region within the Engine and PTC segments in a more cost competitive manner.  Our new manufacturing facilities in Chennai, India, and Changzhou, China are currently shipping low volumes of products.  We are scheduled to begin production of several new products from both of these new facilities during the next fiscal year.

Outlook

We have experienced a sequential improvement in our quarterly net sales through fiscal 2010.  However, our sales volumes continue to remain significantly lower than the pre-recessionary volumes experienced in the first half of fiscal 2009.  Our expectations for fiscal 2011 include a modest improvement in sales across all of our segments based on a continued slow recovery from the global recession.  Specifically, we expect partial recovery in the commercial vehicle markets in North America, growth in the off-highway markets in Asia as we launch new programs, and slight improvement in the commercial vehicle, off-highway and automotive markets in Europe.  We expect the positive impact of the sales volume improvements on our results from operations to be largely offset by a less favorable foreign currency translation environment, and particularly as it related to the euro, higher year-over-year metals costs and the lagging nature of our materials pass-through agreements, as well as an increase in SG&A expenses due in large part to higher pension expenses.

Consolidated Results of Operations - Continuing Operations

Fiscal 2010 and 2009 sales volumes declined significantly as a result of the weakened global economy.  The instability in the global financial and economic markets created a significant downturn in the vehicular markets in which the Company competes.  In fiscal 2009 and 2008, the Company recorded significant goodwill and long-lived asset impairment charges, along with restructuring charges primarily related to workforce reductions.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2010, 2009 and 2008:

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$1,163	100.0%	$1,409	100.0%	$1,602	100.0%
Cost of sales	993	85.4%	1,222	86.7%	1,359	84.8%
Gross profit	170	14.6%	187	13.3%	243	15.2%
Selling, general and administrative expenses	158	13.6%	200	14.2%	218	13.6%
Restructuring (income) charges	(1)	-0.1%	30	2.1%	4	0.2%
Impairment of goodwill and long-lived assets	7	0.6%	36	2.6%	35	2.2%
Earnings (loss) from operations	7	0.6%	(79)	-5.6%	(14)	-0.9%
Interest expense	23	2.0%	14	1.0%	11	0.7%
Other (income) expense - net	(6)	-0.5%	10	0.7%	(8)	-0.5%
Loss from continuing operations before income taxes	(10)	-0.9%	(103)	-7.3%	(17)	-1.1%
Provision for income taxes	10	0.9%	1	0.1%	38	2.4%
Loss from continuing operations	$(20)	-1.7%	$(104)	-7.4%	$(54)	-3.4%

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009:

Net sales decreased $246 million, or 17.5 percent, to $1.2 billion in fiscal 2010 from $1.4 billion in fiscal 2009 driven by the continuing sales volume deterioration as a result of the weakened global economy.  Medium/heavy duty truck sales are down approximately 20 percent for all markets and agriculture and construction sales volumes are down over 35 percent for all markets.

Gross profit decreased $17 million, or 9.1 percent, to $170 million in fiscal 2010 from $187 million in fiscal 2009, due primarily to the reduction in sales volumes from fiscal 2009 to fiscal 2010.  Gross margin improved from 13.3 percent in fiscal 2009 to 14.6 percent in fiscal 2010.  This increase is primarily related to the focus on cost reduction activities in the manufacturing facilities through the execution of the four-point plan and the impact of favorable materials pricing.

SG&A expenses decreased $42 million, or 21.0 percent, to $158 million in fiscal 2010 from $200 million in fiscal 2009, and decreased as a percentage of sales from 14.2 percent to 13.6 percent.  The overall reduction of SG&A reflects our intense focus on lowering our administrative cost structure and executing on our portfolio rationalization strategy through the execution of the four-point plan.

Restructuring income was recorded during fiscal 2010 related to the reversal of severance liabilities within our European business as a result of favorable benefits negotiations partially offset by restructuring charges related to the announced closure of our Harrodsburg, Kentucky facility.  Restructuring charges of $30 million in fiscal 2009 related to workforce reductions at our Corporate headquarters in Racine, Wisconsin and European headquarters in Bonlanden, Germany.

Long-lived asset impairment charges of $7 million were recorded in fiscal 2010 primarily related to long-lived assets in our North American business for certain assets that were not able to support their asset bases and for the Harrodsburg, Kentucky manufacturing facility based on our planned closure of this facility.  Long-lived asset impairment charges of $36 million in fiscal 2009 included a goodwill impairment charge of $9 million in our Original Equipment – Europe segment and long-lived asset impairment charges of $27 million against certain assets in our European, North American and Commercial Products businesses.

Interest expense increased $9 million from fiscal 2009 to fiscal 2010 based on increased borrowings early in fiscal 2010 at increased interest rates along with the $3.4 million penalty to the holders of our senior notes in connection with the mandatory prepayments of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.  Also included in interest expense was the amortization of $0.8 million of capitalized debt issuance costs and interest rate derivatives in proportion with the mandatory prepayment of the senior notes.

Other income of $6 million for fiscal 2010 represents a $16 million improvement from other expense of $10 million in fiscal 2009.  Fiscal 2010 other income consists primarily of foreign currency transaction gains on inter-company loans denominated in foreign currencies and a $1.5 million gain on the sale of our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. while fiscal 2009 consisted primarily of foreign currency transaction losses on inter-company loans denominated in foreign currencies and an impairment charge related to an equity investment with a decline in its value that was “other than temporary.”

The provision for income taxes increased $9 million in fiscal 2010 from $1 million in fiscal 2009.  The increase in the provision for income taxes was due to an increase in pre-tax earnings from certain tax jurisdictions outside the U.S. primarily in Brazil, Germany and Austria as compared to the prior year.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008:

Net sales decreased $193 million, or 12.0 percent, to $1.4 billion in fiscal 2009 from $1.6 billion in fiscal 2008 driven by overall sales volume deterioration as a result of the weakened global economy.  Automotive and medium/heavy duty truck sales were down approximately 30 percent and 25 percent, respectively, within the Original Equipment – Europe segment.

Gross profit decreased $56 million, or 23.0 percent, to $187 million in fiscal 2009 from $243 million in fiscal 2008.  Gross margin decreased from 15.2 percent in fiscal 2008 to 13.3 percent in fiscal 2009.  This decrease was primarily related to underabsorption of fixed costs in our manufacturing facilities based on the depressed sales volumes and a shift in our product mix toward lower margin products in Europe.  Lower material costs and a reduction of direct and indirect manufacturing costs in our facilities, comprised of workforce reductions and other indirect cost reduction activities, partially offset this decrease.

SG&A expenses decreased $18 million, or 8.3 percent, to $200 million in fiscal 2009 from $218 million in fiscal 2008, but increased as a percentage of sales from 13.6 percent to 14.2 percent.  The overall reduction of SG&A expense was due to the positive impact of our SG&A containment efforts.  These were partially offset by a $2 million increase in repositioning costs included in SG&A as the Company realigned the Corporate and Regional headquarters.  Restructuring charges increased $26 million primarily related to a workforce reduction at the Corporate headquarters in Racine, Wisconsin and throughout the European facilities, including the European headquarters in Bonlanden, Germany.  During fiscal 2009, asset impairment charges of $36 million were recorded including a goodwill impairment charge of $9 million in the Original Equipment – Europe segment, a long-lived asset impairment charge of $16 million recorded in the Original Equipment – North America segment, and a long-lived asset impairment charge of $10 million recorded in the Original Equipment – Europe segment.  The decrease in gross profit combined with the restructuring and impairment charges contributed to the $65 million decrease in operating income from fiscal 2008 to fiscal 2009.

Interest expense increased $3 million from fiscal 2008 to fiscal 2009 related to an increase in outstanding debt during fiscal 2009 and an increase in interest rates in conjunction with the amendment of our primary debt agreements in February 2009.  Borrowings increased during fiscal 2009 to finance capital expenditures of $103 million.

For fiscal 2009, other expense was $10 million.  For fiscal 2008, other income was $8 million.  The $18 million change in fiscal 2009 was due to foreign currency transaction losses on inter-company loans denominated in a foreign currency in Brazil and an $8 million impairment charge related to an equity investment with a decline in its value that was “other than temporary.”

The provision for income taxes decreased $37 million, or 97 percent, to $1 million in fiscal 2009 from $38 million in fiscal 2008.  The decrease in the provision for income taxes was due to overall losses in tax jurisdictions outside of the U.S. compared to earnings recorded in fiscal 2008.  A valuation allowance of $33 million was recorded against net deferred tax assets in tax jurisdictions where it was more likely than not that the deferred tax assets will not be realized.

Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of its South Korean-based HVAC business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The South Korean-based HVAC business was sold on December 23, 2009 for $10.5 million, resulting in a loss on sale of $0.6 million.  On May 1, 2007, the Company announced it would explore strategic alternatives for its Electronics Cooling business and presented it as held for sale and as a discontinued operation in the consolidated financial statements for all periods presented.  The Electronics Cooling business was sold on May 1, 2008 for $13.2 million, resulting in a gain on sale of $2.5 million.

Segment Results of Operations

Original Equipment – Europe

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$469	100.0%	$597	100.0%	$758	100.0%
Cost of sales	410	87.4%	520	87.1%	618	81.5%
Gross profit	59	12.6%	77	12.9%	140	18.5%
Selling, general and administrative expenses	38	8.1%	49	8.2%	50	6.6%
Restructuring (income) charges	(3)	-0.6%	22	3.7%	-	0.0%
Impairment of goodwill and long-lived assets	1	0.2%	19	3.2%	5	0.7%
Income (loss) from continuing operations	$23	4.9%	$(13)	-2.2%	$85	11.2%

Net sales within the Original Equipment – Europe segment decreased $161 million, or 21.2 percent from fiscal 2008 to fiscal 2009 primarily on a $179 million decline in underlying vehicular sales volumes, partially offset by an $18 million favorable impact of foreign currency exchange rate changes.  The $128 million, or 21.4 percent decline in net sales from fiscal 2009 to fiscal 2010 was based primarily on a 47 percent decline in medium/heavy duty truck sales and a 46 percent decline in agriculture and construction sales volumes.

The decrease in gross margin from fiscal 2008 to fiscal 2009 was largely related to the underabsorption of fixed manufacturing costs with the declining sales volumes and changing mix of products toward lower margin business.  Repositioning costs of $2 million were included in cost of sales in fiscal 2009 related to the closure of the Tübingen, Germany facility.  Gross margin remained relatively consistent from fiscal 2009 to fiscal 2010.  The underabsorption of fixed manufacturing costs as a result of the decrease in sales volumes was offset by the reduction of direct and indirect costs in the manufacturing facilities and the favorable impact of materials pricing.

SG&A expenses were consistent from fiscal 2008 to fiscal 2009.  SG&A expenses decreased $11 million from fiscal 2009 to fiscal 2010 largely due to the positive impact of SG&A cost reduction efforts.  Restructuring charges of $22 million were recorded in fiscal 2009 as the result of a reduction in workforce throughout the European facilities including at the European headquarters in Bonlanden, Germany.  Restructuring income of $3 million was recorded during fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  A goodwill impairment charge of $9 million was recorded in fiscal 2009, which represents an impairment of the full amount of goodwill recorded within the segment.  This impairment was based on a declining outlook for the segment with sales volumes and lower gross margin related to the underabsorption of fixed manufacturing costs and the change in product mix.  In addition, long-lived asset impairment charges of $10 million were recorded in fiscal 2009 related to certain manufacturing facilities with projected cash flows unable to support their asset bases.

Income from continuing operations decreased $98 million in fiscal 2009 to a loss from continuing operations of $13 million primarily due to the significant decrease in sales and gross margin coupled with the restructuring and asset impairment charges.  The income from continuing operations of $23 million in fiscal 2010 was an improvement of $36 million from fiscal 2009 primarily due to the reduced SG&A expenses and absence of significant restructuring and impairment charges recorded during fiscal 2009.

Original Equipment – North America

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$413	100.0%	$500	100.0%	$524	100.0%
Cost of sales	369	89.3%	457	91.4%	494	94.3%
Gross profit	44	10.7%	43	8.6%	30	5.7%
Selling, general and administrative expenses	36	8.7%	60	12.0%	67	12.8%
Restructuring charges	1	0.2%	3	0.6%	4	0.8%
Impairment of goodwill and long-lived assets	5	1.2%	16	3.2%	27	5.2%
Income (loss) from continuing operations	$2	0.5%	$(36)	-7.2%	$(68)	-13.0%

During fiscal 2010, we implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.  The previously reported results for the Original Equipment – North America segment have been retrospectively adjusted to reflect these changes for comparative purposes.

Net sales within the Original Equipment – North America segment decreased $24 million, or 4.6 percent, from fiscal 2008 to fiscal 2009, and decreased $87 million, or 17.4 percent, from fiscal 2009 to fiscal 2010.  The sales decline is largely due to the downturn in the North American truck market following the January 1, 2007 emission law change, which has been further exacerbated by the impact of the global recession.  Net sales within this segment continue to be adversely impacted by the depressed heavy duty and medium duty North American truck markets and the automotive vehicular markets.

Gross margin increased from 5.7 percent in fiscal 2008 to 8.6 percent in fiscal 2009, and improved to 10.7 percent in fiscal 2010.  The improved gross margin is primarily attributable to a significant reduction in direct and indirect costs in the North American manufacturing facilities and the positive impact of materials pricing.  In fiscal 2009, we entered into a license agreement with Bloom Energy, a leading developer of fuel cell-based distributed energy systems, under which Bloom Energy licensed our thermal management technology for an up-front fee of $12.0 million.  In addition to licensing this technology, we also provided certain transition services to Bloom Energy, including the sale of products through December 2009.  We received an advance payment of $0.7 million for these transition services, and received additional compensation for the supply of products to Bloom Energy over this time.  The total up-front compensation received of $12.7 million was recognized as revenue over the 15-month term of these agreements, of which $10 million of revenue was recognized during fiscal 2009.  During fiscal 2010, the remaining $2.7 million was recognized as revenue.

SG&A expenses decreased $7 million from fiscal 2008 to fiscal 2009, and decreased a further $24 million in fiscal 2010.  The fiscal 2009 decrease was primarily attributed to the positive impact of SG&A reduction efforts.  The fiscal 2010 decrease is due to additional cost reduction actions and the absence of significant consulting fees incurred in fiscal 2009 in connection with the manufacturing realignment.  Restructuring charges recorded in fiscal 2010 relate to the announced closure of our Harrodsburg, Kentucky manufacturing facility.  The majority of the restructuring charges recorded during fiscal 2009 related to a workforce reduction at the Racine, Wisconsin headquarters.  Fiscal 2008 restructuring charges related to plant closures.  A goodwill impairment charge of $24 million was recorded during fiscal 2008 as a result of a declining outlook for this segment.  These reduced expectations were based on declining sales volumes and lower gross margin related to plant closures, product-line transfers and continued customer pricing pressures that impacted the North American vehicular industry.  In addition, a long-lived asset impairment charge of $3 million was recorded during fiscal 2008 as the result of a program line which was not able to support its asset base.  Long-lived asset impairment charges of $16 million were recorded in fiscal 2009 for a facility with projected cash flows unable to support its asset base, for assets related to a cancelled program, a program that was not able to support its asset base and assets no longer in use.  Asset impairment charges of $5 million recorded during fiscal 2010 related to a program that was not able to support its asset base and the pending closure of the Harrodsburg, Kentucky manufacturing facility, which had a net book value that exceeded its fair value.

Loss from continuing operations improved $32 million in fiscal 2009 to a loss from continuing operations of $36 million primarily due to improved gross margin coupled with the decrease in year-over-year impairment charges.  Results from continuing operations improved $38 million in fiscal 2010 to income from continuing operations of $2 million, based primarily on the improved gross margin, reduction in SG&A expenses and reduced impairment charges.

Commercial Products

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$170	100.0%	$188	100.0%	$198	100.0%
Cost of sales	123	72.4%	145	77.1%	154	77.8%
Gross profit	47	27.6%	43	22.9%	44	22.2%
Selling, general and administrative expenses	26	15.3%	28	14.9%	32	16.2%
Restructuring charges	-	0.0%	1	0.3%	-	0.0%
Impairment of goodwill and long-lived assets	-	0.0%	1	0.3%	3	1.5%
Income from continuing operations	$21	12.4%	$14	7.4%	$9	4.5%

Net sales within the Commercial Products segment decreased $10 million, or 5.1 percent, from fiscal 2008 to fiscal 2009, and decreased $18 million, or 9.6 percent in fiscal 2010.  The fiscal 2009 decrease was primarily driven by $12 million of unfavorable foreign currency exchange rate changes, slightly offset by continued strength in air conditioning sales in the United Kingdom and the success of new product launches.  The fiscal 2010 decrease was based primarily on an overall reduction in sales volume with the deterioration in the global economy and a $5.0 million unfavorable impact of foreign currency exchange rate changes.

Gross margin increased from 22.2 percent in fiscal 2008 to 22.9 percent in fiscal 2009, with continued improvement to 27.6 percent in fiscal 2010.  The continued improvement from fiscal 2008 to fiscal 2010 was due to lower material costs, manufacturing cost improvements and productivity initiatives.  SG&A expenses decreased year-over-year from fiscal 2008 through fiscal 2010 due to the positive impact of SG&A reduction efforts.  Long-lived asset impairment charges of $3 million and $1 million were recorded in fiscal 2008 and 2009, respectively, as the result of the cancellation of a product in its development stage.  Income from continuing operations increased $5 million in fiscal 2009 and a further $7 million in fiscal 2010 based on the continued improvement in gross margin and the reduction in SG&A expenses.

South America

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$118	100.0%	$136	100.0%	$137	100.0%
Cost of sales	94	79.7%	108	79.4%	111	81.0%
Gross profit	24	20.3%	28	20.6%	26	19.0%
Selling, general and administrative expenses	15	12.7%	16	11.8%	15	10.9%
Restructuring charges	1	0.8%	-	0.0%	-	0.0%
Income from continuing operations	$8	6.8%	$12	8.8%	$11	8.0%

Net sales within South America were consistent from fiscal 2008 to fiscal 2009.  The strength in the Brazilian agricultural and commercial vehicle markets were offset by a $2 million unfavorable impact from foreign currency exchange rate changes.  Net sales decreased $18 million in fiscal 2010 based on reduced sales volumes within Brazil’s commercial vehicles markets, partially offset by the favorable impact of foreign currency exchange rates of $6 million.

Gross margin improved from 19.0 percent in fiscal 2008 to 20.6 percent in fiscal 2009, and decreased slightly to 20.3 percent in fiscal 2010.  The gross margin improvement from fiscal 2008 to fiscal 2009 was the result of performance improvements in the manufacturing facility.  The decrease in fiscal 2010 was due to the underabsorption of fixed costs with the reduced sales volumes.  SG&A expenses increased $1 million from fiscal 2008 to fiscal 2009 due to increased salary costs, and decreased $1 million in fiscal 2010 due to the positive impact of SG&A reduction efforts within the region.  Restructuring charges of $1 million recorded during fiscal 2010 related to a workforce reduction within the Brazilian operations.  Income from continuing operations improved $1 million from fiscal 2008 to fiscal 2009 based on the improved gross margin, and decreased $4 million from fiscal 2009 to fiscal 2010 based on the reduced sales volumes and gross margin decline.

Original Equipment – Asia

Years ended March 31	2010		2009		2008
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$32	100.0%	$17	100.0%	$15	100.0%
Cost of sales	32	100.0%	18	105.9%	14	93.3%
Gross profit	-	0.0%	(1)	-5.9%	1	6.7%
Selling, general and administrative expenses	5	15.6%	8	47.1%	7	46.7%
Loss from continuing operations	$(5)	-15.6%	$(9)	-52.9%	$(6)	-40.0%

The Original Equipment – Asia segment is currently in an expansion phase.  Net sales within the Original Equipment – Asia segment increased $2 million in fiscal 2009 and $15 million in fiscal 2010.  The gradual increase in sales is attributed to a growing presence in the region and the completion of construction of new facilities.  The new manufacturing facility in Changzhou, China began production in the third quarter of fiscal 2008, and the Chennai, India facility began production in the second quarter of fiscal 2009.  These facilities are currently in low volume production.  The minimal gross margin is due to inefficiencies at these start-up facilities.  SG&A expenses increased $1 million in fiscal 2009 and decreased $3 million in fiscal 2010.  The increase in SG&A in 2009 was due to ongoing expansion in this region with the construction of new manufacturing facilities in China and India, as well as growth of the corporate office in China.  The decrease in SG&A in fiscal 2010 resulted from positive cost reduction efforts within the region.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  On September 30, 2009, we completed a public offering of 13.8 million shares of our common stock, including 1.8 million shares issued pursuant to the fully exercised underwriters’ option to purchase additional shares, at a price of $7.15 per share.  The proceeds of the common stock offering were $92.9 million, after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5.8 million.  On December 23, 2009, we sold 100 percent of the shares of our South Korea-based HVAC business for net cash proceeds of $10.5 million.

During fiscal 2010, the Company reported cash flows from operating activities of $61.9 million, which is $31.6 million lower than the $93.5 million reported in the prior year.  Operating results improved year-over-year, due to reduced SG&A expenses and the absence of significant asset impairment and restructuring charges similar to those incurred in fiscal 2009.  Despite the improvement in our operating results, net cash provided by operating activities decreased due to investment in working capital balances during fiscal 2010.  The most significant working capital increase was in accounts receivable, which reduced operating cash flows by $52.1 million as we invested in accounts receivable to support an increase in net sales in the fourth quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009.  Fourth quarter fiscal 2010 net sales were $70.1 million higher than the same quarter for the prior fiscal year.  Despite the increase in accounts receivable, days sales outstanding improved 4 days to 43 days through the continued active, customer-supported management of accounts receivable payment terms.

Outstanding indebtedness decreased $110.0 million to $139.2 million at March 31, 2010 from the March 31, 2009 balance of $249.2 million.  We were required to prepay our outstanding revolving credit facility and Senior Note borrowings with 50 percent of the net proceeds from the common stock offering, resulting in a mandatory prepayment of $46.4 million.  In conjunction with the mandatory prepayment of the Senior Note borrowings, we were required to pay a prepayment penalty of $3.4 million to the holders of the Senior Notes.  In addition to the mandatory prepayment, we voluntarily repaid the majority of our outstanding revolving credit facility with a portion of the proceeds from the common stock offering and the sale of our South Korea-based HVAC business.  Cash balances increased $0.2 million from $43.5 million at March 31, 2009 to $43.7 million at March 31, 2010.

We have $130.6 million available for future borrowings under our domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe and Brazil totaling $36.5 million at March 31, 2010.  In the aggregate, total available lines of credit of $167.1 million exist at March 31, 2010.  On May 10, 2010, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a 15.0 million euro ($19.2 million U.S. equivalent) Credit Facility Agreement to replace an existing 15.0 million euro credit agreement.  The availability of funds under the credit facilities is subject to our ability to remain in compliance with the financial covenants and limitations in our respective debt agreements.

We believe that our internally generated operating cash flows, working capital management efforts and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

Intercreditor Agreement

During fiscal 2010, we generated positive cash flows from operations.  We used this cash, plus the proceeds from the common stock offering and the sale of our South Korea-based HVAC business, to voluntarily repay the majority of our domestic revolving credit facility.  At March 31, 2010, there was $7.5 million outstanding under the revolving credit facility, which represents a significant reduction from the $87.0 million outstanding balance at March 31, 2009.  In addition, at March 31, 2010, we had $121.5 million outstanding on the senior notes.

In conjunction with the First Amendment to Credit Agreement and Waiver with our primary lenders and Waiver and Second Amendment to the Note Purchase Agreements with the senior note holders each dated as of February 17, 2009, the primary lenders and senior note holders entered into a Collateral Agency and Intercreditor Agreement, to which we consented.  This agreement provides for the sharing of payments received in respect of the collateral and the guarantees provided by the Company to the primary lenders and senior note holders.  On September 18, 2009, the primary lenders and senior note holders entered into a First Amendment to Collateral Agency and Intercreditor Agreement (“Intercreditor Agreement”), to which we consented.  Under the terms of the Intercreditor Agreement, 90 days after the expiration of our revolving credit facility in July 2011, certain actions may be required in order to preserve a stated ratio relative to the Company’s indebtedness to the primary lenders on the one hand and the senior note holders on the other.  This portion of the Intercreditor Agreement, if triggered, would require the primary lenders to pay the senior note holders to preserve the relative position of those two groups that existed when the Intercreditor Agreement was executed.  If the outstanding balance on the revolving credit facility at that time is the same as it was as of March 31, 2010, the primary lenders would be required to pay approximately $42 million to the senior note holders in October 2011.

We currently plan to refinance our revolving credit facility prior to its expiration in July 2011.  In the unlikely event that we were unable to complete this refinancing prior to October 2010 (one year prior to the potential rebalancing described above), and if the Intercreditor Agreement terms remain in their current state, we may be required to classify the above-described payment from the primary lenders to the senior note holders as a current liability in our Consolidated Balance Sheet.  This current liability classification may be required as we may need to reimburse the primary lender for the rebalancing payment made to the senior note holders.  If that were to occur, we believe that our existing cash balances, internally generated operating cash flows and availability on our revolving credit facilities would be sufficient to fund this required payment and any potential associated obligations.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  One restrictive limitation is a minimum adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant.  Adjusted EBITDA is defined as our (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34.0 million of cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense. Adjusted EBITDA does not represent, and should not be considered, an alternative to (loss) earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.  For the four consecutive quarters ended March 31, 2010, we were required to maintain adjusted EBITDA of $35.0 million.  Our adjusted EBITDA for the four consecutive quarters ended March 31, 2010 was $86.2 million, which exceeded the minimum adjusted EBITDA requirement by $51.2 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)
	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Total
(Loss) earnings from continuing operations	$(5,642)	$(4,886)	$2,125	$(11,895)	$(20,298)
Consolidated interest expense	5,459	9,643	3,793	3,993	22,888
Provision for income taxes	1,016	871	238	7,707	9,832
Depreciation and amortization expense (a)	15,755	16,183	16,045	15,329	63,312
Non-cash (income) charges (b)	(2,036)	3,264	583	4,662	6,473
Restructuring and repositioning charges (income) (c)	2,263	(2,334)	2,463	1,557	3,949
Adjusted EBITDA	$16,815	$22,741	$25,247	$21,353	$86,156

(a)
Depreciation and amortization expense represents total depreciation and amortization from continuing operations less accelerated depreciation that has been included in non-cash charges described in footnote (b) below.

(b)
Non-cash (income) charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)
	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Total
Long-lived asset impairments	$994	$3,849	$273	$1,432	$6,548
Non-cash restructuring and repositioning charges	820	767	718	1,006	3,311
Exchange (gains) losses on intercompany loans	(3,871)	(1,226)	(412)	1,939	(3,570)
Provision for uncollectible notes receivable	(59)	(327)	4	(214)	(596)
Supplemental executive retirement plan settlement	80	201	-	499	780
Non-cash charges	$(2,036)	$3,264	$583	$4,662	$6,473

(c)
Restructuring and repositioning charges (income) represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 14 of the Notes to Consolidated Financial Statements for further discussion on these activities.

In addition to the minimum adjusted EBITDA covenant, we are not permitted to incur capital expenditures greater than $70.0 million for fiscal 2010 and for all fiscal years thereafter.  The Company was in compliance with the capital expenditures limitation in fiscal 2010 based on actual capital expenditures of $60.3 million.  We expect to remain in compliance with this covenant for fiscal 2011 and beyond.

Beginning with the fourth quarter of fiscal 2010, we are subject to an adjusted EBITDA to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant as follows:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ended March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011 and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our interest expense coverage ratio for fiscal 2010 was 4.38, which exceeded the minimum requirement of 1.50.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended March 31, 2010

Consolidated interest expense	$22,888
Less: Prepayment penalty classified as interest	(3,449)
Plus: Other items (a)	213
Total consolidated interest expense	$19,652

Adjusted EBITDA	$86,156

Interest expense coverage ratio	4.38

(a)	Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for fiscal 2010 was 1.69, which was below the maximum allowed ratio of 7.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended March 31, 2010

Debt per balance sheet	$139,197
Less: Cash collateral on commodity derivatives	(4,000)
Plus: Indebtedness attributed to sales of accounts receivable	3,326
Commodity derivative liability	1,243
Standby letters of credit	5,968
Total consolidated debt	$145,734

Adjusted EBITDA	$86,156

Leverage ratio	1.69

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant during fiscal 2011 and through the term of the revolving credit facility based on our projected financial results.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)	March 31, 2010
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$136,186	$234	$36,198	$56,641	$43,113
Interest associated with long-term debt	56,043	12,975	23,537	15,041	4,490
Capital lease obligations	7,243	238	516	562	5,927
Operating lease obligations	12,620	4,442	3,431	1,749	2,998
Capital expenditure commitments	29,578	26,905	2,602	71	-
Other long-term obligations	6,711	1,040	130	130	5,411
Total contractual obligations	$248,381	$45,834	$66,414	$74,194	$61,939

Interest for the revolving credit facility is calculated using a weighted average interest rate of 4.99 percent.  Interest for the fixed-rate notes is calculated using the contractual interest rates of 10.0 percent for $60.7 million of the notes and 10.75 percent for $60.7 million of the notes.

As further discussed under “Liquidity and Capital Resources,” under the terms of the Intercreditor Agreement, as amended, the primary lenders may be required to pay approximately $42 million to the senior note holders in October 2011 if a rebalancing of the Company’s indebtedness to the primary lenders and the senior note holders is required.  If this rebalancing becomes necessary, it would increase the debt maturities in the 1 to 3 years column.

The capital expenditure commitments consist primarily of tooling and equipment expenditures for new and renewal platforms with new and current customers on a global basis.

Our gross liability for uncertain tax positions and pension obligation were $4.5 million and $86.1 million, respectively, as of March 31, 2010.  We are unable to determine the ultimate timing of these liabilities and have therefore excluded from the contractual obligations table above.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2010 was $61.9 million which decreased $31.6 million from the prior year of $93.5 million, driven by an increase in working capital consistent with the modest growth in volumes throughout fiscal 2010.  The most significant change in operating assets and liabilities contributing to the overall decrease in cash provided by operating activities in fiscal 2010 was a $52.1 million increase in accounts receivable based on an increase in net sales of $70.1 million for the fourth quarter of fiscal 2010 as compared to the same quarter for fiscal 2009.

Net cash provided by operating activities in fiscal 2009 was $93.5 million which increased $11.8 million from the prior year of $81.7 million, driven by working capital management partially offset by a reduction in earnings.  Major changes in operating assets and liabilities contributing to the overall increase in cash provided by operating activities in fiscal 2009 were a $117.5 million decrease in accounts receivable based on active management of accounts receivables including the sale of receivables and an $11.8 million year-over-year increase in cash due to a decrease in inventories in response to lower sales volumes.  These increases were partially offset by a $52.3 million decrease in accounts payable due to timing of payments and less activity due to lower sales and a $5.3 million decrease from income taxes.

Capital Expenditures

Capital expenditures were $60.3 million for fiscal 2010, which was $43.0 million lower than the prior year.  The primary spending occurred in the Original Equipment – Europe segment, which totaled $36.6 million, the Original Equipment – North America segment, which totaled $12.9 million and the Original Equipment – Asia segment, which accounted for $8.0 million in capital spending.  Capital spending in fiscal 2010 included tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with completion of construction of new facilities in Asia and Europe.  Capital expenditures of $60.3 million for fiscal 2010 were below the $70.0 million limitation in our primary debt agreements.

Capital expenditures were $103.3 million for fiscal 2009, which was $13.9 million higher than the prior year.  The primary spending occurred in the Original Equipment – North America segment,which totaled $25.9 million, the Original Equipment – Europe segment, which totaled $54.5 million and the Original Equipment – Asia segment, which accounted for $16.0 million in capital spending.  The increase in capital expenditures primarily related to tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with the construction of new facilities in Asia and Europe.

Capital expenditures were $89.4 million for fiscal 2008.  The primary spending occurred in the Original Equipment – North America segment, which totaled $25.1 million, the Original Equipment – Europe segment, which totaled $35.9 million and the Original Equipment – Asia segment, which accounted for $15.2 million in capital spending.  The increase in capital expenditures during the period primarily related to tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with the construction of new facilities in Asia and Europe.

Proceeds from the Sale of Discontinued Operations

Modine received net cash proceeds of $10.5 million for the sale of the shares of its South Korea-based HVAC business during fiscal 2010.  Modine received cash of $10.6 million and subordinated promissory notes totaling $2.5 million for the sale of the assets of its Electronics Cooling business during fiscal 2009.  Refer to Note 13 of the Notes to Consolidated Financial Statements for further discussion of these divestitures.

Proceeds from the Disposition of Assets

In fiscal 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4.9 million, and the Company received $3.8 million from the disposition of other assets.

In fiscal 2009, the Company received proceeds from disposition of assets of $7.1 million, including approximately $3.7 million from the sale of a corporate aircraft and $3.4 million from the sale of other assets.

In fiscal 2008, the Company received proceeds from the disposition of assets of $10.0 million, including approximately $5.0 million from the sale of a corporate aircraft, $3.2 million from the sale of the Richland, South Carolina facility that closed in fiscal 2007, and $1.8 million from the sale of other equipment.

Changes in Total Debt

In fiscal 2010, total debt decreased $110.0 million, primarily with the proceeds from the common stock offering and the sale of our South Korea-based HVAC business.  Domestically, debt decreased by $107.6 million.  International debt decreased by $2.4 million during fiscal 2010 through reductions in short-term borrowings at the foreign subsidiaries.

In fiscal 2009, total debt increased $24.7 million primarily from new borrowings in North America.  Domestically, debt grew by $18.0 million with borrowings on the revolving credit facility used primarily to fund capital expenditures.  International debt increased $6.7 million during fiscal 2009 through short-term borrowings at the foreign subsidiaries.

In fiscal 2008, total debt increased $47.2 million primarily from new borrowings in North America.  Domestically, debt grew by $43.0 million with borrowings on the revolving credit facility used primarily to fund capital expenditures.  International debt increased $4.2 million during fiscal 2008.

Common Stock and Treasury Stock

On September 30, 2009, the Company completed a public offering of 13.8 million shares of its common stock at a price of $7.15 per share.  Cash proceeds were $92.9 million after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5.8 million.

The Company repurchased approximately 5,000 and 54,000 common shares for treasury at a cost of $0.03 million and $0.6 million in fiscal 2010 and 2009, respectively.  During fiscal 2008, the Company repurchased and retired 250,000 shares of the Company’s common stock for $6.9 million under the anti-dilution portion of a common share repurchase program.  In addition, the Company repurchased approximately 42,000 common shares for treasury at a cost of $0.8 million in fiscal 2008.  The Company’s amended debt agreements with its primary lenders and note holders prohibit future acquisitions by the Company of shares of its common stock.  Common stock and treasury stock activity is further detailed in Note 22 of the Notes to Consolidated Financial Statements.

Dividends Paid

On February 17, 2009, the Company announced that it has suspended its quarterly cash dividend on its common stock indefinitely as required by the amended debt agreements.  As a result, the Company paid no dividends in fiscal 2010.  Dividends paid on our common stock were $9.7 million for fiscal 2009 and $22.6 million for fiscal 2008.  The effective dividend rates paid were 30 cents per share for fiscal 2009 and 70 cents per share for fiscal 2008.

Settlement of Derivative Contracts

The Company entered into future contracts related to forecasted purchases of aluminum and natural gas that are treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During fiscal 2010, 2009 and 2008, $5.9 million, $4.5 million and $2.0 million of expense, respectively, was recorded in cost of sales related to the settlement of certain futures contracts.  At March 31, 2010, $2.0 million of unrealized losses remain deferred in other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 63 months.  The Company also entered into future contracts related to forecasted purchases of copper and nickel which are not designated as cash flow hedges.  Therefore, gains and losses on these contracts are recorded directly in the consolidated statement of operations.  There was no income or expense recorded in fiscal 2010 related to future contracts for copper or nickel.  During fiscal 2009 and 2008, $4.4 million of expense and $0.2 million of income, respectively, was recorded in cost of sales related to these future contracts.  In fiscal 2009, the Company also entered into zero cost collars to offset the foreign exchange exposure on inter-company loans.  These contracts were not designated as hedges; accordingly transaction gains and losses on the derivatives are recorded in other income – net in the consolidated statement of operations.  During fiscal 2009, $1.4 million of income was recorded to other income – net in the consolidated statement of operations related to these zero cost collars.  The Company did not enter into zero cost collars to offset foreign exchange exposure on inter-company loans during fiscal 2010.

In fiscal 2007, the Company entered into two forward-starting swaps in anticipation of a $75.0 million private placement debt offering that occurred on December 7, 2006.  These swaps were settled during fiscal 2007 with a loss of $1.8 million being recorded.  This loss was reflected as a component of accumulated other comprehensive (loss) income and is being amortized to interest expense over the respective lives of the debt offerings.  During fiscal 2010 and 2009, $0.9 million and $0.3 million of this loss, respectively, was recognized as interest expense.  The expense for fiscal 2010 includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes on September 30, 2009.  At March 31, 2010, $0.6 million of the loss is deferred in accumulated other comprehensive (loss) income, net of taxes.

Research and Development

We focus our research and development (“R&D”) efforts on solutions that meet the most current and pressing heat transfer needs of OEMs and other customers within the commercial vehicle, construction, agricultural and commercial HVAC industries and, more selectively, within the automotive industry.  Our products and systems typically are aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  The typical demands are for products and systems that are lighter weight, more compact, more efficient and more durable in nature to meet ever increasing customer standards as customers work to ensure compliance with increasingly stringent global emissions requirements.  Our Company’s heritage includes depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical centers and wind tunnels, enables us to rapidly bring customized solutions to customers at the best value.

Our investment in R&D in fiscal 2010 was $56.9 million, or 4.9 percent of sales, compared to $73.2 million, or 5.2 percent of sales, in fiscal 2009.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market, balanced with a near-term focus on preserving cash and liquidity through more selective capital investment.  Consistent with the streamlining of the Company’s product portfolio, our current research is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products and commercial HVAC products.

Recent R&D projects have included development of waste heat recovery systems developed for major U.S.-based engine and truck manufacturers in conjunction with the U.S. Department of Energy to help engine and truck manufacturers meet ever increasing demands for emissions reduction, while simultaneously improving powertrain efficiency and, thus, fuel economy; next generation aluminum radiators for the commercial vehicle, agricultural and constructions markets; and EGR technology, which enables our customers to efficiently meet tighter regulatory emissions standards.

Through our proactive R&D, we are developing new technologies designed to keep our customers within federal and international guidelines and regulations well into the future.  In late fiscal 2009, we also formed an Advanced Solutions Research team that is focused on identifying external research projects that complement strategic internal research initiatives, some of which are government-sponsored, in order to further leverage the Company’s significant thermal technology expertise and capability.

Modine has been granted more than 2,000 worldwide patents over the life of the Company.  Modine is focused on the long-term commercialization of our intellectual property and research, and believes that these investments will result in new and next generation products and technologies.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing the financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on Modine's financial statements.  The following discussion of these judgments and estimates is intended to supplement the Significant Accounting Policies presented in Note 2 of the Notes to Consolidated Financial Statements.

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

Contractual commodity price increases may also be included in revenue.  Price increases agreed upon in advance are recognized as revenue when the products are shipped to our customers.  In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customers, but are offset by appropriate provisions for estimated commodity price increases which may ultimately not be collected.  These provisions are established based on historical experience, current business trends and current economic conditions.  There was no provision for estimated commodity price increases at March 31, 2010 and 2009.

Impairment of Long-Lived and Amortized Intangible Assets

The Company performs impairment evaluations of its long-lived assets, including property, plant and equipment, intangible assets with finite lives and equity investments, whenever business conditions or events indicate that those assets may be impaired.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary”, the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  This value can be based on appraised value, estimated salvage value, sales price under negotiation or estimated cancellation charges, as applicable.  The Company recorded long-lived asset and equity investment impairment charges of $6.5 million, $34.7 million and $11.6 million during fiscal 2010, 2009 and 2008, respectively.

The most significant long-lived assets that have been subject to impairment evaluations are the Company’s net property, plant and equipment, which totaled $418.6 million at March 31, 2010.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

The majority of the long-lived asset impairment charges during fiscal 2010, 2009 and 2008 have been recorded within the Company’s Original Equipment – Europe and Original Equipment – North America segments.  These segments have experienced the most significant adverse impact of sales volume declines and changing mix of programs within the manufacturing facilities.  In addition, these segments had program phase-outs and cancellations, many of which were in the automotive markets.  Further unanticipated adverse changes in these segments could result in the need to perform additional impairment evaluations in the future.

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

At March 31, 2010 the Company had goodwill of $29.6 million recorded which was primarily comprised of $13.9 million within the South America segment and $15.2 million within the Commercial Products segment.  The South America and Commercial Products segments reported operating income of $7.6 million and $20.5 million for fiscal 2010 compared to $11.9 million and $14.5 million for fiscal 2009, respectively.  Despite the current global economic conditions, these segments have reported and continue to forecast strong financial results.  The future discounted cash flows of these segments continue to substantially exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at March 31, 2010.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

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

Tooling Costs

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling.  These costs are amortized over the program life and are recorded in cost of sales in the consolidated statements of operations.  For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company.  The reimbursement period may vary by program and customer.  No significant arrangements existed during the years ended March 31, 2010 and 2009 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Assets Held for Sale

Assets or businesses are considered to be held for sale when management approves and commits to a formal plan to actively market the assets or business for sale at a sale price reasonable in relation to its fair value, the asset or business is available for immediate sale in its present condition, the sale of the asset or business is probably and expected to be comleted within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  The Company classified the South Korean business as held for sale at March 31, 2009.  Certain facilities which the Company has closed or intends to close and are currently marketing for sale were classified as held for sale at March 31, 2010.

Pensions and Postretirement Benefits Plans

The calculation of the expense and liabilities of Modine's pension and postretirement plans is dependent upon various assumptions.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and future trends in healthcare costs.  The selection of assumptions is based on historical trends and known economic and market conditions at the time of valuation.  In accordance with generally accepted accounting principles, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences may impact future pension or postretirement benefit expenses and liabilities.  The Company replaced the existing defined benefit pension plan with a defined contribution plan for salaried-paid employees hired on or after January 1, 2004.  The Modine Salaried Employee Pension Plan was modified so that no service performed after March 31, 2006 would be counted when calculating an employee’s years of credited service under the pension plan formula.  During fiscal 2008, the plan was modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual portion under the pension plan formula.  We believe the defined contribution plan will, in general, allow the Company a greater degree of flexibility in managing retirement benefit costs on a long-term basis.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since the domestic plans comprise 100 percent of the Company’s total benefit plan assets and the large majority of the Company’s pension plan expense.

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses covered by the plan assets.  The long-term rate of return utilized in fiscal 2010 and fiscal 2009 was 7.90 percent.  For fiscal 2011, the Company has assumed a rate of 8.10 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2011 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2010, the Company used a discount rate of 5.93 percent, reflecting a decrease from 7.73 percent in fiscal 2009.  The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 4 of the Notes to Consolidated Financial Statements for additional information.  Changing Modine’s discount rate by 25 basis points would impact the fiscal 2011 domestic pension expense by approximately $0.6 million.

A key determinant in the amount of the postretirement benefit obligation and expense is the healthcare cost trend rate.  The healthcare trend rate for fiscal year 2010 was 7.50 percent, and the Company expects this to be 6.75 percent for fiscal 2011.  This rate is projected to decline gradually to 5 percent in fiscal year 2014 and remain at that level thereafter.  An annual "cap" that was established for most retiree healthcare and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability.  Beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date.  Furthermore, effective January 1, 2009, the plan was modified to eliminate coverage for retired participants that are Medicare eligible.  A one percent increase in the healthcare trend rate would result in no substantial increase in postretirement expense and an increase in postretirement benefit obligations of approximately $0.3 million.

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

Forward-Looking Statements

This report, including, but not limited to, the discussion under “Outlook” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. in this report.  Other risks and uncertainties include, but are not limited to, the following:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rate fluctuations (particularly the value of the euro relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum and copper;

•	Modine’s ability or inability to pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing;

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward;

•	The impact the weak global economy is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments given the continued decline and disruption in the credit markets due to the world-wide credit risks;

•	The secondary effects on Modine’s future cash flows and liquidity that may result from the manner in which Modine’s customers and lenders deal with the economic crisis and its consequences;

•	Modine’s ability to limit capital spending;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions as a result;

•	Modine’s ability to maintain adequate liquidity to carry out restructuring plans while investing for future growth;

•	Modine’s ability to satisfactorily service its customers during the implementation and execution of any restructuring plans and/or new product launches;

•	Work stoppages or interference at Modine or Modine’s major customers;

•	Modine’s ability to avoid or limit inefficiencies in the transitioning of products from production facilities to be closed to other existing or new production facilities;

•	Modine’s ability to successfully execute its four-point plan;

•	Modine’s ability to further cut costs to increase its gross margin and to maintain and grow its business, including its ability to cost effectively produce products in low cost countries;

•	Modine’s impairment of assets resulting from business downturns;

•	Modine’s ability to realize future tax benefits;

•	Customers’ actual production demand for new products and technologies, including market acceptance of a particular vehicle model or engine;

•	Modine’s ability to maintain customer relationships while rationalizing its business;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and price reduction pressures from its customers;

•	Modine’s ability to obtain profitable business at its new facilities in China, Hungary, Mexico and India and to produce quality products at these facilities;

•	Unanticipated problems with suppliers meeting Modine’s time and price demands;

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards;

•	Changes in the anticipated sales mix to products with lower margins;

•	Modine’s association with a particular industry, such as the automobile industry, that could have an adverse effect on Modine’s stock price;

•	The nature of the vehicular industry, including the failure of build rates to return to pre-recessionary levels and the dependence of these markets on the health of the economy;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs; and

•	Other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.

Modine does not assume any obligation to update any forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a Japanese company.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign current risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  Weakening of the U.S. dollar to other foreign currencies during fiscal 2010, especially the euro and real, has led to improvement of the Company’s foreign results.  This improvement is evident in the Company’s favorable currency translation adjustments of $22.9 million recorded in fiscal 2010.  In fiscal 2009, the Company experienced a general strengthening of the U.S. dollar to these foreign currencies, which resulted in an unfavorable currency translation adjustment of $91.4 million.  As of March 31, 2010 and 2009, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $88.5 million and $71.8 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $8.9 million.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the U.S. dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

During the second half of fiscal 2010 and into the first two months of fiscal 2011, the Company experienced a strengthening of the U.S. dollar to the euro as the euro declined with credit concerns relating to certain members of the European Economic Union, particularly Greece.  The decline of the euro has contributed to recent unfavorable currency translation adjustments as the results of the Original Equipment – Europe segment are translated to the U.S. dollar.  If this segment records a consistent level of income from operations in fiscal 2011 as it did in fiscal 2010, a hypothetical 10 percent decline in the euro relative to the U.S. dollar would reduce the Company’s consolidated earnings in a range of $1 million to $2 million.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of March 31, 2010 there were no third-party foreign-denominated, long-term debt obligations.  The Company has inter-company loans outstanding at March 31, 2010 as follows:

•	$6.0 million loan to its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011;

•	$13.0 million loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;

•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012;

•	$4.7 million loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and

•	$45.4 million between two loans to its wholly owned subsidiary, Modine Holding GmbH, with various maturity dates through January 31, 2020.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company did not have any derivative instruments that hedge this exposure at March 31, 2010.  In fiscal 2008, the Company entered into a zero cost collar to hedge the foreign exchange exposure on inter-company loans outstanding with Modine Brazil.  This collar was settled on March 31, 2008 for a loss of 3.9 million reais ($2.3 million U.S. equivalent).  In fiscal 2009, the Company entered into a purchase option contract to hedge the foreign exchange exposure on inter-company loans outstanding with Modine Brazil.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1.8 million.  These derivative instruments were not being treated as hedges, and accordingly, transaction gains or losses on the derivatives were being recorded in other (income) expense – net in the consolidated statement of operations and acted to offset any currency movement on the outstanding loan receivable.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR, which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.  A 100 basis point increase in LIBOR would increase annual interest expense by $0.1 million based on the March 31, 2010 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives have been treated as cash flow hedges of forecasted transactions and, accordingly, derivative gains or losses are reflected as a component of accumulated other comprehensive (loss) income and are amortized to interest expense over the respective lives of the borrowings.  During the years ended March 31, 2010 and 2009, $0.9 million and $0.3 million of expense, respectively, was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  The expense for the year ended March 31, 2010 includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes on September 30, 2009.  At March 31, 2010, $0.6 million of net unrealized losses remain deferred in accumulated other comprehensive (loss) income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $121.5 million fixed rate notes, which have a fair value of approximately $132.0 million at March 31, 2010.

As of March 31, 2010, long-term debt matures as follows:

Years ending March 31
	Expected Maturity Date
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Fixed rate (U.S. dollars)	-	$9,375	$18,750	$23,438	$32,601	$37,288	$121,452
Average interest rate	-	-	-	-	-	10.38%
Variable rate (U.S. dollars)	-	$7,500	-	-	-	-	$7,500
Average interest rate	-	4.99%	-	-	-	-

As further discussed under “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the terms of the Intercreditor Agreement the primary lenders may be required to pay approximately $42 million to the senior note holders in October 2011 if a rebalancing of the Company’s indebtedness to the primary lenders and the senior note holders is required.  If this rebalancing becomes necessary, it would accelerate the debt maturity from the fiscal 2015 and thereafter columns.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, the Company evaluates each customer, taking into consideration the customer's financial condition, payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news.  Approximately 47 percent of the trade receivables balance at March 31, 2010 was concentrated with the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The adverse events in the global financial markets over the past two years have increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at March 31, 2010;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol that focuses on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide appropriate diversification, investment teams and portfolio managers are adhering to the Company’s investment policies and directives, and exposure to high risk securities and other similar assets is limited.  The Company believes it has appropriate investment policies and controls and proactive investment advisors; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings, and no concerns have been identified through this review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The adverse events in the global financial markets over the past two years have created a significant downturn in the vehicular markets, in which the Company competes, and to a lesser extent in the commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets.

The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses that should be divested or exited as they do not meet required financial metrics;
•	SG&A expense reduction – reducing SG&A expenses and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that will provide the highest return on investment.

With respect to international instability, the Company continues to monitor economic conditions in the U.S. and elsewhere.  During fiscal 2010 there was weakening of the U.S. dollar.  The euro and Brazilian real strengthened against the dollar by 2 percent and 30 percent, respectively.  The Chinese renminbi strengthened less than one percent against the U.S. dollar in fiscal 2010.  From March 31, 2010 through May 25, 2010, the U.S. dollar has strengthened by approximately 8.7 percent against the euro based on economic uncertainty within Europe.  This results in foreign currency translation losses as the Company translates the Original Equipment – Europe financial results into U.S. dollars.  As Modine expands its global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits. Successes in new markets are dependent upon the Company's ability to commercialize its investments.  Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation and waste heat recovery.  Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets emerge.

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

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offset these risks with firm agreements with its customers whenever possible but these agreements generally carry annual price down provisions as well.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  However, the risk associated with any market downturn, including the current global economic downturn, is still present.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes an aluminum hedging strategy from time to time by entering into fixed price contracts to help offset changing commodity prices.  The Company utilizes collars from time to time for certain forecasted copper purchases, and also enters into forward contracts from time to time for certain forecasted nickel purchases.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

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

Commodity Derivatives: The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchase of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the years ended March 31, 2010 and 2009, $5.9 million and $4.5 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At March 31, 2010, $2.0 million of unrealized losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 63 months.  During fiscal 2010, the Company did not enter into any new futures contracts for commodities.

In addition, the Company has entered into futures contracts from time to time related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges; therefore, gains and losses on these contracts are recorded directly in the consolidated statements of operations.  There were no futures contracts entered into for fiscal 2010.  During the year ended March 31, 2009 and 2008, $4.4 million of expense and $0.2 million of income, respectively, was recorded in cost of sales related to these futures contracts.

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated transactions.  Generally, these contracts have terms of 90 or fewer days.  The effect of this practice is to minimize the impact of foreign exchange rate movements on Modine’s earnings.  Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets and liabilities being hedged.

As of March 31, 2010, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and a non-consolidated foreign joint venture.  The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

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

Counterparty risks: The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.  At March 31, 2010, all counterparties had a sufficient long-term credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008
Net sales	$1,163,234	$1,408,714	$1,601,672
Cost of sales	993,025	1,221,680	1,358,872
Gross profit	170,209	187,034	242,800
Selling, general and administrative expenses	157,502	199,613	217,835
Restructuring (income) charges	(679)	30,404	3,565
Impairment of goodwill and long-lived assets	6,548	36,139	35,343
Earnings (loss) from operations	6,838	(79,122)	(13,943)
Interest expense	22,888	13,775	11,070
Other (income) expense – net	(5,584)	10,056	(8,394)
Loss from continuing operations before income taxes	(10,466)	(102,953)	(16,619)
Provision for income taxes	9,832	644	37,808
Loss from continuing operations	(20,298)	(103,597)	(54,427)
Loss from discontinued operations (net of income taxes)	(8,370)	(7,481)	(14,206)
(Loss) gain on sale of discontinued operations (net of income taxes)	(611)	2,466	-
Net loss	$(29,279)	$(108,612)	$(68,633)

Loss from continuing operations per common share:
Basic	$(0.52)	$(3.23)	$(1.70)
Diluted	$(0.52)	$(3.23)	$(1.70)

Net loss per common share:
Basic	$(0.75)	$(3.39)	$(2.15)
Diluted	$(0.75)	$(3.39)	$(2.15)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and 2009
(In thousands, except per share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$43,657	$43,536
Short-term investments	1,239	1,189
Trade receivables, less allowance for doubtful accounts of $2,420 and $2,831	167,745	122,266
Inventories	99,559	88,077
Assets held for sale	-	29,173
Deferred income taxes and other current assets	43,242	41,610
Total current assets	355,442	325,851
Noncurrent assets:
Property, plant and equipment – net	418,616	426,565
Investment in non-consolidated affiliates	3,079	11,268
Goodwill	29,552	25,639
Intangible assets – net	6,888	7,041
Assets held for sale	9,870	34,328
Other noncurrent assets	16,805	21,440
Total noncurrent assets	484,810	526,281
Total assets	$840,252	$852,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$3,011	$5,036
Long-term debt – current portion	234	196
Accounts payable	142,209	94,506
Accrued compensation and employee benefits	66,268	67,328
Income taxes	7,527	4,838
Liabilities of business held for sale	-	28,018
Accrued expenses and other current liabilities	52,151	51,111
Total current liabilities	271,400	251,033
Noncurrent liabilities:
Long-term debt	135,952	243,982
Deferred income taxes	10,830	9,979
Pensions	74,270	67,367
Postretirement benefits	8,007	9,558
Liabilities of business held for sale	-	12,181
Other noncurrent liabilities	15,707	14,195
Total noncurrent liabilities	244,766	357,262
Total liabilities	516,166	608,295
Commitments and contingencies (See Note 26)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 46,815 and 32,790 shares	29,260	20,494
Additional paid-in capital	159,854	72,800
Retained earnings	198,421	227,687
Accumulated other comprehensive loss	(49,183)	(62,894)
Treasury stock at cost: 554 and 549 shares	(13,922)	(13,897)
Deferred compensation trust	(344)	(353)
Total shareholders' equity	324,086	243,837
Total liabilities and shareholders' equity	$840,252	$852,132

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(29,279)	$(108,612)	$(68,633)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	65,766	73,334	81,786
Loss (gain) on sale of businesses	611	(2,466)	-
Pension and postretirement expense	3,170	3,094	4,372
Gain from disposition of property, plant and equipment	(223)	(3,904)	(3,297)
Loss from impairment of goodwill and long-lived assets	14,194	49,766	47,420
Deferred income taxes	3,394	(12,831)	20,589
Provision for doubtful accounts	202	1,713	940
Undistributed losses (earnings) of affiliates, net of dividends received	105	(249)	(1,831)
Stock-based compensation expense	2,725	3,458	8,129
Other – net	2,427	11,633	(4,880)
Changes in operating assets and liabilities, excluding acquisitions and dispositions:
Trade receivables	(52,126)	117,480	(21,676)
Inventories	(6,707)	11,771	(5,482)
Other current assets	(1,287)	9,206	(1,895)
Accounts payable	62,363	(52,271)	1,205
Accrued compensation and employee benefits	(17,887)	362	2,464
Income taxes	9,543	(5,269)	7,760
Accrued expenses and other current liabilities	2,104	(1,001)	20,334
Other – net	2,809	(1,698)	(5,632)
Net cash provided by operating activities	61,904	93,516	81,673

Cash flows from investing activities:
Expenditures for property, plant and equipment	(60,297)	(103,261)	(89,440)
Change in restricted cash	4,862	(10,828)	-
Proceeds from dispositions of assets	8,687	7,101	10,020
Proceeds from the sale of discontinued operations	10,515	10,202	-
Settlement of derivative contracts	(6,629)	(233)	(1,974)
Other – net	903	3,394	85
Net cash used for investing activities	(41,959)	(93,625)	(81,309)

Cash flows from financing activities:
Short-term debt, net	(2,999)	5,845	(1,205)
Borrowings of long-term debt	77,122	70,611	145,197
Repayments of long-term debt	(186,488)	(50,293)	(96,852)
Financing fees paid	(802)	(3,876)	(331)
Book overdrafts	(1,640)	(393)	(8,687)
Issuance of common stock	92,858	-	-
Proceeds from exercise of stock options	250	18	701
Repurchase of common stock, treasury and retirement	(25)	(594)	(7,710)
Cash dividends paid	-	(9,679)	(22,633)
Excess tax benefits from stock-based compensation	-	-	(124)
Other – net	-	-	11
Net cash (used for) provided by financing activities	(21,724)	11,639	8,367

Effect of exchange rate changes on cash	1,900	(6,589)	3,657
Net increase in cash and cash equivalents	121	4,941	12,388
Cash and cash equivalents at beginning of year	43,536	38,595	26,207
Cash and cash equivalents at end of year	$43,657	$43,536	$38,595

Cash paid during the year for:
Interest, net of amounts capitalized	$17,422	$14,690	$13,782
Income taxes	$7,082	$29,217	$27,854

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Deferred compensation trust	Total
Balance, March 31, 2007	$20,545	$61,240	$445,831	$(11,147)	$(12,468)	$(589)	$503,412
Comprehensive income (loss):
Net loss	-	-	(68,633)	-	-	-	(68,633)
Foreign-currency translation	-	-	-	54,474	-	-	54,474
Net investment hedge adjustment	-	-	-	5,626	-	-	5,626
Cash flow hedges (net of taxes of $565)	-	-	-	1,194	-	-	1,194
Changes in benefit plans:
Net actuarial gains (net of taxes of $9,190)				11,474			11,474
Net prior service costs (net of taxes of $886)				(1,379)			(1,379)
Transition obligations (net of taxes of $8)	-	-	-	(12)	-	-	(12)
Total comprehensive income							2,744

Effects of changing benefit plan measurement dates	-	-	(839)	828	-	-	(11)
Adoption of accounting for unrecognized tax positions	-	-	(1,579)	-	-	-	(1,579)
Cash dividends, $0.70 per share	-	-	(22,633)	-	-	-	(22,633)
Stock repurchase program	(156)	(538)	(6,181)	-	-	-	(6,875)
Purchase of treasury stock	-	-	-	-	(835)	-	(835)
Stock options and awards including related tax benefits	103	3,966	-	-	-	-	4,069
Amortization of deferred compensation under restricted stock plans	-	4,678	-	-	-	-	4,678
Investment in deferred compensation trust	-	-	-	-	-	148	148
Balance, March 31, 2008	20,492	69,346	345,966	61,058	(13,303)	(441)	483,118
Comprehensive income (loss):
Net loss	-	-	(108,612)	-	-	-	(108,612)
Foreign-currency translation	-	-	-	(91,368)	-	-	(91,368)
Cash flow hedges (net of taxes of $0)	-	-	-	(11,137)	-	-	(11,137)
Changes in benefit plans:
Net actuarial loss (net of taxes of $66)	-	-	-	(34,608)	-	-	(34,608)
Net prior service costs (net of taxes of $0)	-	-	-	13,161	-	-	13,161
Total comprehensive loss							(232,564)

Cash dividends, $0.30 per share	-	-	(9,679)	-	-	-	(9,679)
Purchase of treasury stock	-	-	-	-	(594)	-	(594)
Stock options and awards including related tax benefits	12	776	-	-	-	-	788
Forfeiture of stock awards	(10)	(62)	12	-	-	-	(60)
Amortization of deferred compensation under restricted stock plans	-	2,740	-	-	-	-	2,740
Investment in deferred compensation trust	-	-	-	-	-	88	88
Balance, March 31, 2009	20,494	72,800	227,687	(62,894)	(13,897)	(353)	243,837
Comprehensive income (loss):
Net loss	-	-	(29,279)	-	-	-	(29,279)
Foreign-currency translation	-	-	-	22,891	-	-	22,891
Cash flow hedges (net of taxes of $0)	-	-	-	8,886	-	-	8,886
Changes in benefit plans:
Net actuarial loss (net of taxes of $0)	-	-	-	(15,968)	-	-	(15,968)
Net prior service costs (net of taxes of $0)	-	-	-	(2,098)	-	-	(2,098)
Total comprehensive loss							(15,568)

Issuance of common stock	8,625	84,233					92,858
Purchase of treasury stock	-	-	-	-	(25)	-	(25)
Stock options and awards including related tax benefits	161	1,670	-	-	-	-	1,831
Forfeiture of stock awards	(20)	(339)	13	-	-	-	(346)
Amortization of deferred compensation under restricted stock plans	-	1,490	-	-	-	-	1,490
Investment in deferred compensation trust	-	-	-	-	-	9	9
Balance, March 31, 2010	$29,260	$159,854	$198,421	$(49,183)	$(13,922)	$(344)	$324,086

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

Basis of presentation:  The consolidated financial statements are prepared in conformity with generally accepted accounting principles (GAAP) in the United States.  These principles require management to make certain estimates and assumptions in determining Modine’s assets, liabilities, revenue, expenses and related disclosures.  Actual amounts could differ from those estimates.

Loss from continuing operations:  For the year ended March 31, 2010, the Company reported a loss from continuing operations of $20,298, which represents a significant improvement from the loss from continuing operations of $103,597 reported for the year ended March 31, 2009.

During fiscal 2010, the Company reported net sales of $1,163,234, which represents a 17 percent decrease from net sales of $1,408,714 reported in fiscal 2009.  During the first half of fiscal 2009, the Company recorded relatively strong sales.  However, the global economic recession dramatically reduced the Company’s sales in the third and fourth quarters of fiscal 2009.  In conjunction with this decline in volumes, combined with $36,139 of asset impairment charges and $30,404 of restructuring charges recorded during fiscal 2009, the Company reported a loss from continuing operations of $103,597 in fiscal 2009.

In the first quarter of fiscal 2010, the Company’s net sales remained depressed due to the continued impact of the global economic recession.  Since that point, net sales have sequentially improved over the second, third and fourth quarters of fiscal 2010, indicating a slow, but steady improvement in sales volumes since the bottom of the recession in the fourth quarter of fiscal 2009.  However, sales volumes continue to remain significantly lower than pre-recessionary volumes experienced in the first half of fiscal 2009, contributing to the 17 percent decline in net sales year-over-year.

In response to the declining business and market conditions in fiscal 2009 and into fiscal 2010, the Company continued to execute on the strategies of its four-point plan, which includes manufacturing realignment, portfolio rationalization, selling, general and administrative (“SG&A”) expense reduction and capital allocation discipline.  The Company initiated the following actions through the four-point plan designed to attain a more competitive cost base, improve the Company’s longer term competitiveness and more effectively capitalize on growth opportunities in its thermal management markets:

•
The closure of one manufacturing facility in North America and one in Europe during fiscal 2010, and actions taken toward the planned closure in fiscal 2011of two previously announced facilities in North America;

•	The announced closure of the Harrodsburg, Kentucky facility within the Original Equipment – North America segment, which is planned to be completed in fiscal 2011;
•	A reduction of direct and indirect costs in the Company’s manufacturing facilities in North America and Europe;
•
Reduction in SG&A expenses through the realignment of regional and corporate headquarters, including a global reduction in workforce, evidenced by a 21 percent decline in SG&A expenses from fiscal 2009 to fiscal 2010; and

•
Tightened controls on capital spending by which the Company allocates capital spending to the segments and programs that will provide the highest return on the Company’s investment.  Capital spending was reduced 42 percent to $60,297 during fiscal 2010, which is significantly below the Company’s recent historical rates.

During fiscal 2010, the Company’s loss from continuing operations improved $83,299 from fiscal 2009 based on the execution of these actions under the four-point plan, the positive impact of the sequential improvement in the Company’s quarterly net sales during fiscal 2010, and the absence of significant impairment and restructuring charges similar to those recorded in fiscal 2009.

Liquidity:  On September 30, 2009, the Company completed a public offering of 13,800 shares of its common stock at a price of $7.15 per share.  The proceeds of the common stock offering were $92,858 after deducting underwriting discounts, commissions, legal, accounting and printing fees.  On December 23, 2009, the Company sold 100 percent of the shares of its South Korea-based heating, ventilating and air conditioning business for net cash proceeds of $10,515.  The proceeds from these transactions were used to reduce outstanding indebtedness and contributed to a $110,017 reduction of indebtedness since March 31, 2009.  At March 31, 2010, the Company has available borrowing capacity of $167,116.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company’s debt agreements require it to maintain compliance with various covenants.  At March 31, 2010, the Company was in compliance with the debt covenants.  The Company believes that its internally generated operating cash flows, existing cash balances, and access to available external borrowings will be sufficient to satisfy future operating costs, capital expenditures and restructuring costs incurred under the four-point plan.

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

Discontinued operations and assets held for sale:  The Company considers businesses to be held for sale when management approves and commits to a formal plan to actively market the business for sale at a sale price reasonable in relation to its fair value, the business is available for immediate sale in its present condition, the sale of the business is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Results of operations of a business classified as held for sale are reported as discontinued operations when (a) the operations and cash flows of the business will be eliminated from ongoing operations as a result of the sale and (b) the Company will not have any significant continuing involvement in the operations of the business after the sale.  The Company classifies the South Korean and the Electronics Cooling business as discontinued operations.  Assets held for sale totaling $9,870 at March 31, 2010 represent certain facilities which the Company has closed or intends to close and the Company is currently marketing for sale.

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

Tooling costs:  Modine accounts for pre-production tooling costs as a component of property, plant and equipment – net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over the life of the related program.  At March 31, 2010 and 2009, the Company-owned tooling totaled $21,379 and $16,971, respectively.  In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment.  The Company accounts for unbilled customer-owned tooling costs as a receivable when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2010 and 2009, the cost reimbursement receivable related to customer-owned tooling totaled $12,033 and $8,958, respectively.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Shipping and handling costs:  Shipping costs for inbound freight are treated as product cost.  Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales.  Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of SG&A expenses.  For the years ended March 31, 2010, 2009 and 2008, these shipping and handling costs recorded as a component of SG&A expenses were $2,987, $3,427 and $3,563, respectively.

Revenue recognition under licensing arrangements (royalty payments):  Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement.  For the years ended March 31, 2010, 2009 and 2008, licensing revenue totaled $5,562, $13,891 and $4,785, respectively, and are recorded in the statement of operations under the caption net sales.

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

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  Futures contracts are entered into by the Company to reduce exposure to changing future purchase prices for aluminum and natural gas.  Foreign exchange options and forward contracts on foreign currencies are entered into by Modine as hedges against the impact of currency fluctuations on certain sales and purchase transactions.  Interest rate locks and swaps are entered into to lock in fixed interest rates for variable-rate borrowings.  These instruments are used to protect cash flows and are not speculative.  The Company generally designates its derivative instruments as cash flow hedges.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income and recognized as a component of earnings at the same time that the underlying transactions impact earnings.  Starting in fiscal 2008, the Company entered into future contracts related to certain of its forecasted purchases of copper and nickel.  The Company did not designate these contracts as hedges; therefore gains and losses were recorded as a component of earnings when incurred.  See Note 19 for further discussion.

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

Deferred compensation trust:  The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan.  The trust’s investments in third-party debt and equity securities are reflected as short-term investments in the consolidated balance sheet and are treated as trading securities with changes in fair value reflected as a component of earnings.  The trust’s investment in Modine stock is reflected as a reduction of shareholders’ equity in the consolidated balance sheet at its original stock cost.  A deferred compensation obligation is recorded within the liabilities at the fair value of the investments held by the deferred compensation trust.  Any differences between the recorded value of the short-term investments and Modine stock and the fair value of the deferred compensation obligation are reflected as adjustments to earnings.

Trade receivables and allowance for doubtful accounts:  Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms.  The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance.  The allowance is based on historical write-off experience and specific customer economic data.  The allowance for doubtful accounts is reviewed periodically and adjusted as necessary.  Utilizing age- and size-based criteria, certain individual accounts are reviewed for collectibility, while all other accounts are reviewed on a pooled basis.  Receivables are charged off against the allowance when it is probable and to the extent that funds will not be collected.  On September 25, 2008, the Company and its German subsidiary entered into Accounts Receivable Purchase Agreements whereby one specific customer’s accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis.  During the years ended March 31, 2010 and 2009, the Company sold $12,289 and $15,252 of accounts receivable, to accelerate cash receipts.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2010 and 2009, a loss on the sale of accounts receivables of $91 and $140 was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions.

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

Goodwill and intangible assets:  Purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist which would require a more frequent evaluation.  An assessment of the fair value of the Company’s reporting units for its goodwill valuation and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows.  An impairment loss is recognized when the book value of goodwill exceeds the fair value.  Goodwill impairment charges of $9,005 and $23,769 were recorded during fiscal 2009 and 2008, respectively.  See Note 15 for further discussion.

Impairment of long-lived assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows.  If impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations.  Fair value is estimated using a variety of valuation techniques including discounted cash flows, market values and comparison values for similar assets.  Investments are reviewed for impairments and written down to fair value when facts and circumstances indicate that a decline in value is other than temporary.  Long-lived asset and equity investment impairment charges of $6,548 and $34,370 were recorded during fiscal 2010 and 2009, respectively.  See Note 11 and Note 12 for further discussion.

Restricted cash:  At March 31, 2010 and 2009, the Company had long-term restricted cash of $5,926 and $10,828, respectively, included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.

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

Self-insurance reserves:  The Company retains much of the financial risk for insuring property, general liability, worker’s compensation and employee group health claims.  Operations are charged with the cost of claims reported and an estimate of claims incurred but not recorded.  Self-insurance accruals include estimated settlements for known claims, as well as accruals of estimates, some of which are actuarially determined, of incurred but not reported claims.  All of  these self-insurance accruals are subject to various stop-loss limits.  The determination of insurance claims and the appropriateness of the related liability accruals are reviewed and updated at regular intervals.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair-value-based method.  Accordingly, compensation cost for stock options, stock awards and restricted stock is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  The majority of this expense is reflected in corporate as administrative expense, and has not been allocated to various segments.  See Note 24 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Accounting standards changes and new pronouncements: In December 2007, the Financial Accounting Standards Board (FASB) issued updated guidance on business combinations which retained the underlying concepts that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects.  For all business combinations, the entity that acquires the business will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values.  Certain contingent assets and liabilities acquired will be recognized at their fair values on the acquisition date and changes in fair value of certain arrangements will be recognized in earnings until settled.  Acquisition-related transaction and restructuring costs will be expensed rather than treated as an acquisition cost and included in the amount recorded for assets acquired.  Additionally, this new guidance amended the goodwill disclosure requirements to require a roll-forward of the gross amount of goodwill and accumulated impairment losses.  This new guidance is effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after April 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  This guidance also amends accounting for income taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that close prior to the effective date of the new guidance would also apply the provisions of that guidance.  Early adoption was not allowed.  The adoption of this standard did not have an impact on previous acquisitions.

In December 2007, the FASB issued new accounting guidance on consolidations which established new standards that will govern the accounting for and reporting of (1) non-controlling interests in partially-owned consolidated subsidiaries and (2) the loss of control of subsidiaries.  The Company’s consolidated subsidiaries are wholly owned and, as such, no non-controlling interests are currently reported in its consolidated financial statements.  Other current ownership interests are reported under the equity method of accounting under investments in affiliates.  This new guidance was effective for the Company on a prospective basis on April 1, 2009 except for the presentation and disclosure requirements, which will be applied retrospectively.  Early adoption was not allowed.   The adoption of this standard did not have an impact on the consolidated financial statements.

In June 2008, the FASB issued new accounting guidance on share-based payment transactions which required unvested share-based payment awards that contain non-forfeitable rights to dividends to be treated as participating securities and included in the computation of basic earnings per share.  This new guidance was effective for the Company during the first quarter of fiscal 2010, and required all prior-period earnings per share data to be adjusted retrospectively.  Early adoption was not allowed.  The adoption of this standard had an impact on earnings per share of $0.01 for the years ended March 31, 2009 and 2008.  See Note 8 for further discussion.

Note 3:  Research and development costs

Research and development costs charged to operations totaled $56,899 in fiscal 2010, $73,232 in fiscal 2009, and $85,795 in fiscal 2008.

Note 4:  Employee benefit plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans that allow employees to choose among various investment alternatives, including Modine stock.  The Company’s matching contribution is discretionary.  The Company matched 50 percent of the employees’ contribution up to 5 percent of employee contributions during fiscal 2010, fiscal 2009 and fiscal 2008.  Company contributions have an initial three-year vesting period.

Defined contribution plan: The Company maintains a domestic defined contribution plan that was established on January 1, 2004 and initially covered all eligible salaried employees hired after January 1, 2004.  Effective April 1, 2006, all salaried employees previously covered under the Modine Salaried Employee Pension Plan were eligible to participate in this plan.  Modine makes annual discretionary contributions based on a percentage of compensation, which is determined by management.  Employees can choose among various investment alternatives including Modine stock.

Deferred compensation plan: The Company maintains a non-qualified deferred compensation plan for eligible employees.  The plan allows qualified employees to choose among various investment alternatives including Modine stock.  The Company’s matching contributions are participant-directed, similar to the 401(k) plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Modine’s expense recorded for the defined contribution employee benefit plans during fiscal 2010, 2009 and 2008 was $4,662, $2,955, and $7,535, respectively.

In addition, various Modine foreign subsidiaries have in place government required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Certain of Modine’s foreign subsidiaries have statutory termination indemnity plans covering all of their eligible employees.  The benefits under these plans are based upon years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance programs that protect employees from losses in the event that an employer defaults on its obligations.

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

During fiscal 2010 and fiscal 2009, the Company recorded settlement charges of $780 and $1,204 respectively, related to settlement payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

In February 2008, the Company announced the closure of its facilities in Logansport, Indiana, and Pemberville, Ohio.  The Company recorded pension curtailment charges of $485 and $1,378 during fiscal 2008 to reflect the impact of these upcoming closures on the Logansport Hourly-Paid Employees Retirement Plan and the Pemberville Hourly-Paid Employees Retirement Plan, respectively.

In September 2007, the Company announced that effective January 1, 2008, the Modine Manufacturing Company Pension Plan for Non-Union Hourly-Paid Factory and Salaried Employees (Salaried Employee Component) and the Modine Manufacturing Company Supplemental Executive Retirement Plan were modified so that no increases in annual earnings after December 31, 2007 would be included in calculating the average annual earnings portion under the pension plan formula.  The Company recorded a pension curtailment gain of $4,214 in fiscal 2008 to reflect this modification.

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

Effective January 1, 2009, the Modine Manufacturing Company Group Insurance Plan – Retiree Medical Plan was modified to eliminate coverage for retired participants who are Medicare eligible.  This plan amendment resulted in a $14,251 reduction of the post-retirement benefit obligation, which has been reflected as a component of other comprehensive (loss) income and is being amortized to earnings over the future service life of active participants.

Measurement Date:  Modine uses March 31 as the measurement date for its pension and postretirement plans.  The Company was required to adopt the year-end measurement date for its domestic pension and postretirement plans in fiscal 2008 using the prospective method, which resulted in an increase in accumulated other comprehensive (loss) income of $828 and a reduction in retained earnings of $839.

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Pensions Plans		Postretirement Plans
Years ended March 31	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$195,508	$226,160	$10,097	$29,434
Service cost	2,014	2,464	75	139
Interest cost	14,530	14,131	527	1,126
Plan amendments	97	79	-	(14,251)
Actuarial loss (gain)	45,673	(20,791)	(822)	(3,909)
Benefits paid	(17,151)	(23,151)	(1,333)	(4,536)
Settlement/curtailment adjustment	324	316	-	-
Contributions by plan participants	-	-	241	1,741
Medicare subsidy	-	-	42	353
Currency translation adjustment	249	(3,700)	-	-
Benefit obligation at end of year	$241,244	$195,508	$8,827	$10,097

Change in plan assets:
Fair value of plan assets at beginning of year	$127,072	$190,832	$-	$-
Actual return on plan assets	41,472	(45,181)	-	-
Benefits paid	(17,151)	(23,151)	(1,333)	(4,536)
Employer contributions	3,775	4,572	1,050	2,442
Contributions by plan participants	-	-	241	1,741
Medicare subsidy	-	-	42	353
Fair value of plan assets at end of year	$155,168	$127,072	$-	$-
Funded status at end of year	$(86,076)	$(68,436)	$(8,827)	$(10,097)

Amounts recognized in the consolidated balance sheet consist of:
Current liability	$(11,806)	$(1,069)	$(820)	$(539)
Noncurrent liability	(74,270)	(67,367)	(8,007)	(9,558)
	$(86,076)	$(68,436)	$(8,827)	$(10,097)
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$127,166	$110,633	$882	$1,671
Prior service cost (credit)	1,971	2,247	(10,258)	(12,631)
	$129,137	$112,880	$(9,376)	$(10,960)

The accumulated benefit obligation for all defined benefit pension plans was $239,169 and $193,511 as of March 31, 2010 and 2009, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2010	2009

Projected benefit obligation	$241,244	$195,508
Accumulated benefit obligation	239,169	193,511
Fair value of the plan assets	155,168	127,072

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Costs for Modine’s pension and postretirement benefit plans include the following components:

	Pension Plans			Postretirement Plans
Years ended March 31	2010	2009	2008	2010	2009	2008

Components of net periodic benefit costs:
Service cost	$2,014	$2,464	$2,872	$75	$139	$276
Interest cost	14,530	14,132	14,301	527	1,126	1,806
Expected return on plan assets	(15,118)	(17,016)	(18,208)	-	-	-
Amortization of:
Unrecognized net loss (gain)	2,543	1,914	2,648	(33)	142	488
Unrecognized prior service cost (credit)	373	366	380	(2,374)	(1,377)	23
Unrecognized net asset	-	-	(20)	-	-	-
Adjustment for settlement/curtailment	633	1,204	(2,351)	-	-	-
Net periodic benefit cost (income)	$4,975	$3,064	$(378)	$(1,805)	$30	$2,593

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial loss (gain)	$19,644	$41,722	$(14,963)	$(822)	$(3,909)	$(1,017)
Prior service costs (credit)	97	79	317	-	(14,251)	-
Reversal of amortization items:
Net actuarial (loss) gain	(3,111)	(3,129)	(2,648)	33	(142)	(488)
Prior service (costs) credit	(373)	(366)	1,971	2,374	1,377	(23)
Transition asset	-	-	20	-	-	-
Total recognized in other comprehensive loss (income)	$16,257	$38,306	$(15,303)	$1,585	$(16,925)	$(1,528)

Total recognized in net periodic benefit costs and other comprehensive income	$21,232	$41,370	$(15,681)	$(220)	$(16,895)	$1,065

The estimated net actuarial loss and prior service cost for the pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year are $8,025 and $356, respectively.  The estimated net actuarial loss and prior service cost (credit) for the postretirement plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost (credit) over the next fiscal year are $87 and $(2,371), respectively.

The weighted–average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

Years ended March 31	2010		2009
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	5.93%	5.00%	7.73%	6.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Postretirement plans:
Discount rate	5.38%	N/A	7.35%	N/A

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

Years ended March 31	2010		2009		2008
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	7.73%	6.10%	6.62%	5.53%	5.92%	4.70%
Expected return on plan assets	7.90%	N/A	7.90%	N/A	8.25%	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Postretirement plans:
Discount rate	7.35%	N/A	6.62%	N/A	5.92%	N/A

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

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets.  Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2010 and 2009 by category, and the target allocation for the years ended March 31, 2010 and 2009 are summarized below:

	Target allocation		Plan assets
	2010	2009	2010	2009

Equity securities	55%	65%	59%	45%
Debt securities	38%	30%	35%	50%
Alternative assets	5%	0%	5%	0%
Cash	2%	5%	1%	5%
	100%	100%	100%	100%

Due to market conditions and other factors including timing of benefit payments, actual asset allocation may vary from the target allocation outlined above.  The assets are periodically rebalanced to the target allocations.  There were no shares of Modine common stock included in the plan assets at the end of fiscal 2010 and 2009.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2010, Modine assumed a rate of return of 7.9 percent for purposes of determining the U.S. pension plan expense.  For fiscal year 2011 U.S. pension plan expense, Modine has assumed a rate of 8.1 percent, net of administrative expenses.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2010	2009

Healthcare costs trend rate assumed for next year (pre-65)	6.8%	7.5%
Healthcare costs trend rate assumed for next year (post-65)	6.8%	7.5%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2014	2014

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans.  A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point
Year ended March 31, 2010	Increase	Decrease

Effect on total of service and interest cost	$17	$(18)
Effect on postretirement benefit obligation	278	(272)

The funding policy for domestic qualified pension plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation.  Modine anticipates that it will make contributions of $10,888 to these plans during fiscal 2011.  Modine also expects to contribute $821 to its postretirement benefit plans in fiscal 2011.

The estimated benefit payments, which reflect future service, as appropriate, for the next ten fiscal years are as follows:

Years ended March 31
Pension
2011	$11,866
2012	11,985
2013	12,200
2014	13,043
2015	14,211
2016-2020	79,847

Note 5:  Operating leases

Modine leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $10,436 in fiscal 2010, $6,479 in fiscal 2009 and $6,762 in fiscal 2008.

Future minimum rental commitments at March 31, 2010 under non-cancelable operating leases are as follows:

Years ending March 31

2011	$4,442
2012	2,115
2013	1,316
2014	937
2015	812
2016 and beyond	2,998
Total future minimum rental commitments	$12,620

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 6:  Other (income) expense – net

Other (income) expense – net was comprised of the following:

Years ended March 31	2010	2009	2008

Equity in loss (earnings) of non-consolidated affiliates	$101	$5,871	$(2,679)
Interest income	(663)	(1,644)	(1,657)
Foreign currency transactions	(3,399)	6,497	(2,071)
Other non-operating income - net	(1,623)	(668)	(1,987)
Total other (income) expense - net	$(5,584)	$10,056	$(8,394)

For the year ended March 31, 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating (income) expense – net.

Equity in loss (earnings) of non-consolidated affiliates for the year ended March 31, 2009 included an impairment charge of $7,596 related to an equity investment due to a decline in its value which was “other than temporary”.

Foreign currency transactions for the years ended March 31, 2010, 2009 and 2008 were primarily comprised of foreign currency transaction (gains) losses on inter-company loans denominated in a foreign currency in Brazil.

Note 7:  Income taxes

The U.S. and foreign components of (loss) earnings from continuing operations before income taxes and the income tax expense consisted of the following:

Years ended March 31	2010	2009	2008

Components of (loss) earnings from continuing operations before income taxes:
United States	$(42,234)	$(80,326)	$(103,865)
Foreign	31,768	(22,627)	87,246
Total loss from continuing operations before income taxes	$(10,466)	$(102,953)	$(16,619)
Income tax expense (benefit):
Federal:
Current	$(273)	$(974)	$(2,327)
Deferred	1,721	4,610	22,720
State:
Current	46	491	(22)
Deferred	(1,664)	(3,683)	(3,994)
Foreign:
Current	6,665	13,958	22,119
Deferred	3,337	(13,758)	(688)
Total income tax expense	$9,832	$644	$37,808

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes during fiscal 2010, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision more than offset the income tax benefit of $170 recognized on the domestic loss from continuing operations before income taxes, which resulted in a consolidated provision for income taxes despite the consolidated loss from continuing operations before income taxes for fiscal 2010.  The changing mix of foreign earnings and domestic losses, combined with year-over-year changes in the valuation allowance, are the most significant factors impacting changes in the effective tax rate for the years ended March 31, 2010, 2009 and 2008.

The Company allocates income tax expense between continuing operations, discontinued operations, and other comprehensive income.  Accounting for income taxes is applied by tax jurisdiction, and in periods in which there is loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations.  During the year ended March 31, 2010, no income tax expense was allocated to financial statement components other than continuing operations since the Company experienced an overall net loss from those components.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Income tax expense attributable to (loss) earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2010	2009	2008

Statutory federal tax	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(17.6)	(3.3)	(25.8)
Taxes on non-U.S. earnings and losses	(1.3)	2.3	(49.0)
Valuation allowance	96.7	32.1	348.5
Research and development tax credit	(4.9)	(1.5)	(7.6)
Deferred tax adjustments	15.3	-	-
Goodwill impairment	-	2.1	6.6
Foreign tax rate changes	-	-	(15.9)
Reserve for uncertain tax positions	(5.6)	(1.5)	7.7
Dividend repatriation	32.8	2.8	(0.5)
Other	13.5	2.6	(1.5)
Effective tax rate	93.9%	0.6%	227.5%

The following is a reconciliation of the provision for income taxes and effective tax rates for fiscal 2010:

	Domestic	Foreign	Total	%
(Benefit from) provision for continuing operations before income taxes	$(42,234)	$31,768	$(10,466)

Benefit from income taxes at federal statutory rate	$(14,782)	$11,119	(3,663)	(35.0%)

State taxes, net of federal benefit	(1,839)	-	(1,839)	(17.6)
Taxes on non-U.S. earnings and losses	-	(141)	(141)	(1.3)
Valuation allowance	10,818	(699)	10,119	96.7
Research and development tax credit	-	(516)	(516)	(4.9)
Deferred tax adjustments	1,607	-	1,607	15.3
Reserve for uncertain tax positions	-	(583)	(583)	(5.6)
Dividend repatriation	3,438	-	3,438	32.8
Other, net	589	821	1,410	13.5
(Benefit from) provision for income taxes	$(169)	$10,001	$9,832	93.9%

Given the continued underperformance and current market condition of the Original Equipment – North America segment, the Company continues to maintain a valuation allowance and recorded a valuation allowance of $10,818 against its net deferred tax assets in the U.S. during fiscal 2010.  Also during fiscal 2010, the Company reduced the valuation allowance in its foreign operations by $699.  This reduction was largely related to a $2,521 decrease in the valuation allowance required in the German tax jurisdiction, partially offset by the establishment of a valuation allowance of $1,326 in the Austria tax jurisdiction based on the determination that it was more likely than not that the Austria net deferred tax assets will not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for the valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.

During fiscal 2010, the Company completed restructuring actions in various foreign tax jurisdictions in which distributions were made, characterized as taxable dividends, which affected the effective tax rate by $3,438.  In addition, the Company recorded a one-time adjustment of $1,607 to prior year deferred taxes in the U.S.  Both the dividends and deferred tax adjustments were fully offset by a valuation allowance.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

During fiscal 2009, the Company experienced overall losses in tax jurisdictions outside of the U.S. as compared with earnings recorded in fiscal 2008.  These tax jurisdictions generally have lower statutory tax rates, which contributed to the change in the effective tax rate from fiscal 2008 to fiscal 2009.

During fiscal 2008, the Company recorded a one-time tax benefit of $2,640 related primarily to a tax rate reduction in Germany.  In addition, the Company recorded a charge of $1,099 related to the impairment of goodwill in the U.S.

The significant components of deferred income tax (benefit) expense attributable to (loss) earnings from continuing operations before income taxes are summarized as follows:

Years ended March 31	2010	2009	2008

Pensions	$(2,373)	$789	$1,142
Depreciation	(3,564)	(15,187)	(4,387)
Inventories	(726)	(1,619)	(94)
Employee benefits	4,195	2,361	(4,204)
Benefit of tax losses and credit carryforwards	(8,818)	(27,391)	(9,478)
Goodwill and other intangible assets	4,176	4,038	(21,909)
Foreign currency (loss) gain	(410)	(6,272)	1,104
Accrued liabilities	(1,210)	195	(2,131)
Valuation allowance	10,119	33,004	57,916
Other	2,005	(2,749)	79
Total deferred income tax expense (benefit)	$3,394	$(12,831)	$18,038

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

March 31	2010	2009

Deferred tax assets:
Accounts receivable	$874	$933
Inventories	4,578	3,757
Plant and equipment	12,508	13,305
Employee benefits	44,541	38,257
Net operating loss, capital loss and credit carryforwards	57,502	49,026
Other, principally accrued liabilities	32,125	38,182
Total gross deferred tax assets	152,128	143,460
Less: valuation allowance	117,816	104,471
Net deferred tax assets	34,312	38,989

Deferred tax liabilities:
Goodwill	5,376	4,171
Plant and equipment	27,507	29,674
Other	4,822	4,898
Total gross deferred tax liabilities	37,705	38,743
Net deferred tax (liability) asset	$(3,393)	$246

The valuation allowance for deferred tax assets as of March 31, 2009 was $104,471.  The valuation allowance increased by $13,345 in fiscal 2010 related to the valuation allowance against the net U.S. deferred tax assets of $12,901 ($2,083 of which was applied to other comprehensive income), the valuation allowance against the net Austrian deferred tax assets of $1,465 ($139 of which was applied to other comprehensive income), the valuation allowance reduction of the net German deferred tax assets of $1,853 ($668 of which was applied to the other comprehensive income), and miscellaneous other valuation allowances recorded in other foreign tax jurisdictions of $497 along with a foreign exchange impact of $335.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

During the year ended March 31, 2010, the Company experienced a net decrease of $682 in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance, April 1	$5,157	$7,991
Gross increases - tax positions in prior period	21	2,542
Gross decreases - tax positions in prior period	(287)	(1,360)
Gross increases - tax positions in current period	574	870
Settlements	(256)	(3,409)
Lapse of statute of limitations	(806)	(763)
Foreign currency impact	72	(714)
Balance, March 31	$4,475	$5,157

The Company’s total gross liability for unrecognized tax benefits as of March 31, 2010 is $4,475, and if recognized, only $3,013 of this amount would have an effect on the effective tax rate as $1,462 of the unrecognized tax benefits are offset by a corresponding increase to the valuation allowance and therefore would have no effect on the effective tax rate.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2010, interest and penalties of $38 was released as a component of income tax expense in the consolidated statement of operations.  At March 31, 2010, accrued interest and penalties of $268 are included in the consolidated balance sheet.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2010, the Company was not engaged in any routine income tax examinations by any federal taxing authority.  During fiscal 2009, the Internal Revenue Service concluded its income tax examination of the Company’s consolidated tax returns for the years ended March 31, 2004 through March 31, 2007.  On March 18, 2010, the Company concluded a state income tax audit for the years ended March 31, 2004 through March 31, 2008.  As a result of this audit, the Company reversed previously established reserves of $257.  The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statute of limitations.

The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria	Fiscal 2008 - 2009
Brazil	Fiscal 2005 - 2009
Germany	Fiscal 2006 - 2009
United States	Fiscal 2008 - 2009

At March 31, 2010, the Company has foreign tax credit carryforwards of $4,990 that, if not utilized against domestic taxes, will expire between 2015 and 2017.  The Company has federal and state research and development tax credits of $7,772 that, if not utilized against domestic taxes, will expire between 2018 and 2028.  The Company also has various state and local tax loss carryforwards of $118,157 that, if not utilized against state apportioned taxable income, will expire at various times during the years 2012 through 2030.  In addition, the Company has tax loss carryforwards of $145,112 in various tax jurisdictions throughout the world.  Certain of these carryforwards, primarily in the U.S. and Germany, are offset by a valuation allowance.  If not utilized against taxable income, these tax losses will expire as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Years ending March 31

2013	$20
2014	3,511
2015	2,651
2016	303
2017	1,074
2018	1,717
2020	163
2029	56,273
2030	28,068
No expiration date	51,332

During the year ended March 31, 2010, the Company reversed $1,200 of U.S. tax on undistributed earnings of certain subsidiaries and equity investment companies considered not permanently reinvested as a result of the disposition of such investments.  Undistributed earnings considered permanently reinvested in foreign operations totaled $398,525 at March 31, 2010, and no provision has been made for any U.S. taxes that would be payable upon the distribution of such earnings.

As further discussed in Note 13, the South Korean business, retained aftermarket environmental liability in The Netherlands and the Electronics Cooling business are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations for the fiscal years ended March 31, 2010, 2009 and 2008 has been presented net of income tax expense of $538, $552 and $6,552, respectively.  For the year ended March 31, 2010, the loss on sale of discontinued operations for the South Korean business has been presented net of income tax (benefit) expense of $0.  For the year ended March 31, 2009, the gain on sale of discontinued operations for the Electronics Cooling business has been presented net of income tax expense (benefit) of $0.

Note 8:  Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Years Ended March 31	2010	2009	2008

Basic and Diluted:
Loss from continuing operations	$(20,298)	$(103,597)	$(54,427)
Less: Dividends and undistributed earnings attributable to unvested shares	-	(56)	(182)
Net loss from continuing operations available to common shareholders	(20,298)	(103,653)	(54,609)
Discontinued operations:
Net loss from discontinued operations, net of taxes	(8,981)	(5,015)	(14,206)
Less: Unditrbuted earnings attributable to unvested shares	-	-	-
Net loss from discontinued operations available to common shareholders	(8,981)	(5,015)	(14,206)
Net loss available to common shareholders	$(29,279)	$(108,668)	$(68,815)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	39,298	32,077	32,030

Loss from continuing operations per common share	$(0.52)	$(3.23)	$(1.70)
Net loss from discontinued operations per common share	(0.23)	(0.16)	(0.45)
Net loss per common share - basic	$(0.75)	$(3.39)	$(2.15)

Diluted Earnings Per Share:
Weighted average shares outstanding - diluted	39,298	32,077	32,030

Loss from continuing operations per common share	$(0.52)	$(3.23)	$(1.70)
Net loss from discontinued operations per common share	(0.23)	(0.16)	(0.45)
Net loss per common share - diluted	$(0.75)	$(3.39)	$(2.15)

For the years ended March 31, 2010, 2009 and 2008, the calculation of diluted earnings per share excludes all potentially dilutive shares, which includes 2,094, 2,472 and 2,672 stock options, respectively and 68, 0 and 50 performance share awards, respectively, as these shares were anti-dilutive.

Note 9:  Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank they were written against, the amount of those un-presented checks is included in accounts payable.  These credit balances included in accounts payable were $408, $2,048 and $2,441 at March 31, 2010, 2009 and 2008, respectively.

All short-term investments at March 31, 2010 and 2009 that were of an initial duration of less than three months were recorded as cash equivalents.  The recorded amount of these cash equivalents approximated fair value based on the short maturity of these instruments.

Note 10:  Inventories

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Inventories consisted of the following:

March 31	2010	2009

Raw materials and work in process	$71,329	$64,159
Finished goods	28,230	23,918
Total inventories	$99,559	$88,077

Note 11:  Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2010	2009

Land	$12,076	$13,576
Buildings and improvements (10-40 years)	252,621	259,172
Machinery and equipment (3-12 years)	635,063	605,375
Office equipment (3-10 years)	106,877	105,711
Transportation equipment (3-9 years)	3,782	4,400
Construction in progress	45,677	58,695
	1,056,096	1,046,929
Less accumulated depreciation	(637,480)	(620,364)
Net property, plant and equipment	$418,616	$426,565

Depreciation expense totaled $65,096, $68,240 and $73,194 for the years ended March 31, 2010, 2009 and 2008, respectively.

The Company conducted an assessment for the impairment of certain property, plant and equipment within each of the segments in fiscal 2010 based on certain triggering events during the year.  During this assessment, certain long-lived assets were deemed to be impaired and a write-down to fair value was considered necessary.  As a result, impairment charges of $6,548 were recorded during fiscal 2010.  The impairment charges included $5,343 related to assets in the Original Equipment – North America segment for a facility with projected cash flows unable to support its asset base, for assets related to a held-for-sale facility with projected cash flows unable to support its asset base and other impairment charges for specific assets which have become idle during fiscal 2010 and are no longer being utilized by the Company.  Impairment charges also included $1,027 related to assets in the Original Equipment – Europe segment for assets specific to a program that is not expected to generate future cash flows and other impairment charges for specific assets that became idle during fiscal 2010 and are no longer being utilized by the Company.

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

Impairment charges of $11,574 were recorded during fiscal 2008.  The impairment charges included $3,407 related to assets in the Original Equipment – North America segment for a program which was not able to support its asset base.  Also included in the impairment charges was $4,675 related to assets in the Tübingen, Germany manufacturing facility within the Original Equipment – Europe segment based on the closure of this facility, and $3,492 related to certain assets in the Commercial Products segment for the cancellation of a product in its development stage.

Gains and losses related to the disposal of property, plant and equipment are recorded in cost of sales or selling, general, and administrative expenses depending on the nature of the assets disposed.  Total gains related to the disposal of property, plant and equipment were $223, $3,904 and $3,297 for the years ended March 31, 2010, 2009 and 2008, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Assets held for sale at March 31, 2010 of $9,870 consist of certain facilities which the Company has closed or intends to close within the Original Equipment – North America and Original Equipment – Europe segments.  The Company is currently marketing these facilities for sale.

Note 12:  Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2010	2009
	Percent-owned
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	$3,079	$3,253
Constructions Mechaniques Mota, S.A. (France)	-	-	4,650
Anhue Jianghaui Mando Climate Control Co. Ltd. (China)	-	-	3,365
Total net investment in affiliates		$3,079	$11,268

During fiscal 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for cash proceeds of $4,860, resulting in a gain of $1,465.  Also during fiscal 2010, the Company sold its 41% investment in Construction Mechaniques Mota, S.A. to its joint venture partner for a promissory note in the amount of 3,350 euro ($4,526 U.S. equivalent), that will be paid in installments over the next 4 years.

During fiscal 2009, a long-lived asset impairment charge of $7,596 was recorded related to the investment in Construction Mechaniques Mota, S.A. which was determined to have a decline in its value that was “other than temporary.”

At March 31, 2010, the investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

The results of operations for Nikkei Heat Exchanger Company, Ltd. and Anhui Jianghaui Mando Climate Control Co. Ltd. (prior to the sale) are reported in the consolidated financial statements using a one-month reporting delay.  Operating results for Construction Mechaniques Mota, S.A. (prior to the sale) were included using a three-month delay.  Equity in earnings from non-consolidated affiliates is reported under other (income) expense – net in the consolidated statements of operations.  These (loss) earnings for fiscal years ended March 31, 2010, 2009 and 2008 were ($101), $1,725 and $2,679, respectively.

Note 13:  Discontinued operations

During fiscal 2009, the Company announced the intended divestiture of the South Korea-based vehicular, heating, ventilating and air conditioning (HVAC) business.  Based on the accounting for the disposal of long-lived assets, it was determined during the fourth quarter of fiscal 2009 that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The South Korean business was formerly presented as part of the Original Equipment – Asia segment.  The balance sheet amounts relating to the South Korean business have been reclassified to assets held for sale and liabilities of business held for sale on the consolidated balance sheet, and the operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.  On December 23, 2009, the Company sold 100 percent of the shares of the South Korea-based HVAC business for net cash proceeds of $10,515.  The Company recorded a loss on sale, net of taxes, of $611 during fiscal 2010.

During fiscal 2010, the Company recorded environmental cleanup and remediation expenses of $911 as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin-off of the Company’s Aftermarket business on July 22, 2005.

On May 1, 2008, the Company sold substantially all of the assets of its Electronics Cooling business for $13,149, $2,510 of which is in the form of seller financing with subordinated, promissory notes delivered by the buyer, with the remaining sales proceeds of $10,639 received in cash.  The Company paid transaction expenses of $437.  The Company recorded a gain on sale of $2,466, net of taxes for fiscal 2009.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The major classes of assets and liabilities held for sale of the South Korean business at March 31, 2009 included in the consolidated balance sheets was as follows:

March 31	2009

Assets held for sale:
Receivables - net	$17,533
Inventories	9,097
Other current assets	2,543
Total current assets held for sale	29,173
Property, plant and equipment - net	33,500
Other noncurrent assets	828
Total noncurrent assets held for sale	34,328
Total assets held for sale	$63,501

Liabilities of business held for sale:
Accounts payable	$20,048
Accrued expenses and other current liabilities	7,970
Total current liabilities of business held for sale	28,018
Other noncurrent liabilities	12,181
Total liabilities of business held for sale	$40,199

The following results of the South Korean and Electronics Cooling businesses and the environmental cleanup and remediation in the Netherlands have been presented as loss from discontinued operations in the consolidated statement of operations:

Years ended March 31	2010	2009	2008

Net sales	$136,762	$172,867	$288,918
Cost of sales and other expenses	144,594	179,796	296,572
Loss before income taxes	(7,832)	(6,929)	(7,654)
Provision for income taxes	538	552	6,552
Loss from discontinued operations	$(8,370)	$(7,481)	$(14,206)

Upon designation as held for sale, the carrying value of the assets of the business are measured at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company recognized a loss of $7,646 and $6,031 on the South Korean asset group to reduce their carrying value to the estimated fair value, less costs to sell, in fiscal 2010 and 2009, respectively.

During fiscal 2008, the Company recorded an impairment charge of $12,077 related to assets at the Asan City, South Korea manufacturing facility based on their underperforming operations and declining outlook.

Note 14:  Restructuring, plant closures and other related costs

During fiscal 2007, Modine announced a global competitiveness program intended to reduce costs, accelerate technology development, and accelerate market and geographic expansion – all intended to stimulate growth and profits.  The Company initiated the following plans: relocated its Harrodsburg, Kentucky-based research and development activities to its technology center in Racine, Wisconsin; offered a voluntary early retirement program in the U.S.; implemented a reduction in force in the U.S.; and announced facility closings within North America in Toledo, Ohio; Richland, South Carolina; Jackson, Mississippi; and Clinton, Tennessee.  All of these facilities were closed as of March 31, 2009.

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility. These measures were aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness. The Tübingen, Germany facility closure was completed at the end of the third quarter of fiscal 2010. The Pemberville, Ohio closure was completed by the end of fiscal 2010 and the Logansport, Indiana closure is anticipated to be completed in the first quarter of fiscal 2011. The Camdenton, Missouri closure is anticipated to be completed by the end of fiscal 2011. During fiscal 2009, the Company completed workforce reductions across all business segments. The completed workforce reductions included an approximate 25 percent reduction of the workforce in the Company’s Racine, Wisconsin headquarters and a significant reduction throughout its European facilities, including at its European headquarters in Bonlanden, Germany.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

On October 22, 2009, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  This closure is anticipated to be completed in the first quarter of fiscal 2011.

Since the commencement of these plant closures and workforce reductions, the Company has incurred $33,648 of termination charges, $1,863 of pension curtailment charges and $17,455 of other closure costs in the aggregate.  The Company also anticipates that it will incur the following additional costs through fiscal 2012 as a result of these closures: $1,600 of employee-related costs and $5,200 of other costs such as equipment moving costs, accelerated depreciation and miscellaneous facility closing costs.  In addition, the Company anticipates that it will incur additional cash expenditures of approximately $9,100 related to these closures.

Changes in the accrued restructuring liability for the years ended March 31, 2010, 2009 and 2008 were comprised of the following related to the above-described restructuring activities:

	2010	2009	2008
Termination Benefits:
Balance, April 1	$21,412	$5,161	$2,313
Additions	2,657	29,896	4,221
Adjustments	(3,336)	(565)	(656)
Effect of exchange rate changes	773	(486)	-
Payments	(16,766)	(12,594)	(717)
Balance, March 31	$4,740	$21,412	$5,161

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced during the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
Restructuring (income) charges:
Employee severance and related benefits	$(679)	$29,331	$3,565
Accelerated vesting of stock-based compensation	-	1,073	-
Total restructuring (income) charges	(679)	30,404	3,565

Other repositioning costs:
Pension curtailment charges	-	-	1,863
Consulting fees	1,637	4,151	-
Miscellaneous other closure costs	6,302	4,937	4,736
Total other repositioning costs	7,939	9,088	6,599
Total restructuring and other repositioning costs	$7,260	$39,492	$10,164

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2010 as follows: $6,342 was recorded as a component of cost of sales; $1,597 was recorded as a component of selling, general and administrative expenses; and $679 was recorded as restructuring income.  The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to the completion of required retention periods and favorable negotiations of severance packages.  Final severance negotiations were reached including an early retirement option in lieu of severance.

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

Note 15:  Goodwill

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	March 31, 2008	Fluctuations in foreign currency	Impairment	Adjustment	March 31, 2009	Fluctuations in foreign currency	March 31, 2010

OE - Asia
Gross goodwill	$522	$(5)	$-	$-	$517	$3	$520
Accumulated impairments	-	-	-	-	-	-	-
Net goodwill balance	522	(5)	-	-	517	3	520

OE - Europe
Gross goodwill	10,519	(1,514)	-	-	9,005	152	9,157
Accumulated impairments	-	-	(9,005)	-	(9,005)	(152)	(9,157)
Net goodwill balance	10,519	(1,514)	(9,005)	-	-	-	-

OE - North America
Gross goodwill	23,769	-	-	-	23,769	-	23,769
Accumulated impairments	(23,769)	-	-	-	(23,769)	-	(23,769)
Net goodwill balance	-	-	-	-	-	-	-

South America
Gross goodwill	14,066	(3,434)	-	-	10,632	3,237	13,869
Accumulated impairments	-	-	-	-	-	-	-
Net goodwill balance	14,066	(3,434)	-	-	10,632	3,237	13,869

Commercial Products
Gross goodwill	19,725	(4,946)	-	(289)	14,490	673	15,163
Accumulated impairments	-	-	-	-	-	-	-
Net goodwill balance	19,725	(4,946)	-	(289)	14,490	673	15,163

Total
Gross goodwill	68,601	(9,899)	-	(289)	58,413	4,065	62,478
Accumulated impairments	(23,769)	-	(9,005)	-	(32,774)	(152)	(32,926)
Net goodwill balance	$44,832	$(9,899)	$(9,005)	$(289)	$25,639	$3,913	$29,552

Goodwill is assessed for impairment by the Company annually in its third quarter or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value.  In fiscal 2010, the fair value of the Company’s reporting units exceeded their respective book values.  The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2009 by applying a fair value-based test and determined that the Original Equipment – Europe segment goodwill was fully impaired, necessitating a charge of $9,005.  The impairment was due to a declining outlook for the Original Equipment – Europe segment as a result of weak European sales volumes, lower gross margins related to new product launches and continued pricing pressures.  The fair value of the Company’s remaining reporting units exceeded their respective book values based on the fiscal 2009 assessment.

The $289 adjustment to goodwill in the Commercial Products segment relates to an income tax benefit recorded during fiscal 2009 in this segment’s Airedale business.  This benefit related to the period prior to the May 3, 2006 acquisition of this business, that resulted in a reduction to goodwill.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A goodwill impairment charge of $23,769 was recorded in fiscal 2008 in the Original Equipment – North America segment due to a declining outlook for this segment.

Note 16:  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2010			March 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	8,726	(2,860)	5,866	8,395	(2,192)	6,203
Other intangibles	416	(337)	79	352	(204)	148
Total amortized intangible assets	13,094	(7,149)	5,945	12,699	(6,348)	6,351
Unamortized intangible assets:
Tradename	943	-	943	690	-	690
Total intangible assets	$14,037	$(7,149)	$6,888	$13,389	$(6,348)	$7,041

The amortization expense for intangible assets for the fiscal years ended March 31, 2010, 2009 and 2008 was $670, $960 and $1,001, respectively.  The estimated amortization expense related to intangible assets is expected to be as follows:

Fiscal Year	Estimated Amortization Expense

2011	$678
2012	582
2013	582
2014	582
2015 & beyond	3,521

Note 17:  Indebtedness

Long-term indebtedness was comprised of the following:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Type of issue	Interest rate percentage at March 31, 2010	Fiscal year of maturity	March 31, 2010	March 31, 2009

Denominated in U.S. dollars:
Fixed rate -
2015 Notes	10.00	2016	$60,726	$75,000
2017 Notes A	10.75	2018	40,484	50,000
2017 Notes B	10.75	2018	20,242	25,000
Variable rate -
Revolving credit facility	4.99	2012	7,500	87,000
			128,952	237,000
Capital lease obligations		2011-2029	7,234	7,178
			136,186	244,178
Less current portion			234	196
Total long-term debt			$135,952	$243,982

At March 31, 2009, the Company had $75,000, 10.0 percent Senior Notes issued in a private placement, maturing on September 29, 2015 (“2015 Notes”), and $50,000, 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes A”) and $25,000, 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes B”) issued in a second private placement.  Also, at March 31, 2009, the Company had a $175,000 domestic revolving credit facility with an outstanding balance of $87,000.  On May 15, 2009, Modine Holding GmbH and Modine Europe GmbH, each a subsidiary of the Company, entered into a Credit Facility Agreement with an available line of 15,000 euro with Deutsche Bank AG.  Under the terms of the credit agreement, the availability under the domestic revolving credit facility was reduced by $15,000 to $160,000 on May 15, 2009 upon entering into the Credit Facility Agreement with Deutsche Bank AG.

In September 2009, the Company entered into a Second Amendment to Credit Agreement and a Third Amendment to Credit Agreement with its primary lenders and a Waiver and Third Amendment to Note Purchase Agreement and a Fourth Amendment to Note Purchase Agreement with the Senior Note holders.  These agreements waived technical defaults that existed at the time of the amendments.  In addition, various amendments were made to the existing debt agreements as further described below:

•	The amount of cash restructuring charges that may be added back for purposes of calculating adjusted EBITDA was increased by $20,000 to $34,000; and
•
The amount of permitted capital expenditures was increased by $5,000 from $65,000 to $70,000 for the current fiscal year, and any amounts of unused capital expenditures for the current fiscal year (not to exceed $5,000) may be carried over to the next fiscal year.

The Company was required to prepay its outstanding domestic revolving credit facility and Senior Note borrowings with 50% of the net proceeds from the September 30, 2009 common stock offering, resulting in a mandatory prepayment of $46,438.  In conjunction with the mandatory prepayment of the Senior Note borrowings of $28,548, the Company was required to pay a prepayment penalty of $3,449 to the holders of the Senior Notes.  This prepayment penalty was included in interest expense in the consolidated statement of operations.  The availability under the domestic revolving credit facility was reduced by $17,890 to $142,110 for the portion of the mandatory prepayment that was applied to the outstanding domestic revolving credit facility.  In addition to the mandatory prepayment, the Company voluntarily repaid the majority of its outstanding domestic revolving credit facility with the remaining proceeds from the common stock offering and the sale of the South Korean business.

At March 31, 2010, the Company had $60,726 outstanding on the 2015 Notes, $40,484 outstanding on the 2017 Notes A and $20,242 outstanding on the 2017 Notes B.  Also at March 31, 2010, the Company had $7,500 outstanding on the $142,110 domestic revolving credit facility, that expires in July 2011.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company’s debt agreements require it to maintain compliance with various covenants.  One restrictive limitation is a minimum adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) covenant.  Adjusted EBITDA is defined as (loss) earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34.0 million of cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to (loss) earnings from continuing operations as determined by GAAP, and the calculation may not be comparable to similarly titled measures reported by other companies.  For the four consecutive quarters ended March 31, 2010, the Company was required to maintain a minimum adjusted EBITDA level of $35,000.

Beginning in the fourth quarter of fiscal 2010, the Company is required to maintain quarter-end debt to adjusted EBITDA (leverage ratio) and adjusted EBITDA to interest expense (interest expense coverage ratio) covenants based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ended March 31, 2010	1.50 to 1.0	7.25 to 1.0
Fiscal quarter ending June 30, 2010	2.00 to 1.0	5.50 to 1.0
Fiscal quarter ending September 30, 2010	2.50 to 1.0	4.75 to 1.0
Fiscal quarter ending December 31, 2010	3.00 to 1.0	3.75 to 1.0
Fiscal quarters ending March 31, 2011and June 30, 2011	3.00 to 1.0	3.50 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

The Company was in compliance with its debt covenants and permitted capital expenditures as of March 31, 2010.

If the Company obtains a credit rating of BBB flat or better, the interest rates will immediately be reduced by 2.5 percentage points for all Senior Notes.  The Company will be required to make principal payments of $4,688 quarterly beginning December 29, 2011 for the 2015 Notes, principal payments of $3,125 quarterly beginning March 7, 2014 for the 2017 Notes A, and principal payments of $1,563 quarterly beginning March 7, 2014 for the 2017 Notes B.

Long-term debt matures as follows:

Years ending March 31

2011	$234
2012	17,157
2013	19,041
2014	23,739
2015	32,902
2016 & beyond	43,113

Modine also maintains credit agreements with foreign banks.  The foreign unused lines of credit in Asia, Europe and Brazil at March 31, 2010 were approximately $36,515.  Domestic unused lines of credit at March 31, 2010, were $130,601.  In aggregate, the Company had total available lines of credit of $167,116 at March 31, 2010.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial covenants and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At March 31, 2010 and 2009, the carrying value of Modine's long-term debt approximated fair value, with the exception of the 2015 Notes, which has a fair value of approximately $64,047 and $62,835 at March 31, 2010 and 2009, respectively, and the 2017 Notes A and 2017 Notes B, which have a fair value of approximately $67,913 and $61,583 at March 31, 2010 and 2009, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

At March 31, 2010 and 2009, the Company had short-term debt of $3,011 and $5,036, respectively, primarily consisting of short-term borrowings at foreign locations.

Interest expense charged to earnings was as follows:

Years ending March 31	2010	2009	2008

Gross interest cost	$24,162	$14,697	$11,543
Capitalized interest on major construction projects	(1,274)	(922)	(473)
Interest expense	$22,888	$13,775	$11,070

On May 10, 2010, Modine Holding GmbH and Modine Europe GmbH renegotiated the Credit Facility Agreement with Deutsche Bank AG.  The renegotiated credit facility has an available line of 15,000 euro ($19,182 U.S. equivalent), expires on May 9, 2012 and is secured by certain assets of Modine Holding GmbH and its subsidiaries.

Note 18:  Concentrations of credit risk/financial instruments

The Company invests excess cash in investment quality, short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  In fiscal 2010, 2009 and 2008, one customer accounted for ten percent or more of total Company sales.  Sales to the Company’s top ten customers were approximately 57 percent, 59 percent and 57 percent of total annual sales in fiscal 2010, 2009 and 2008, respectively.  At March 31, 2010, 2009 and 2008, approximately 47 percent, 43 percent and 51 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors.  To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news.  Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs for the periods presented have been below one percent of outstanding trade receivable balances at respective year-ends.  See Note 26 for future discussion on market, credit and counterparty risks.

In addition to the external borrowing, the Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at March 31, 2010 as follows:

•	$6,000 loan to its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011;

•	$12,956 loan to its wholly owned subsidiary, Modine Thermal Systems India, that matures on April 30, 2013;

•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through June 2012;

•	$4,728 loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and

•	$45,371 between two loans to its wholly owned subsidiary, Modine Holding GmbH, with various maturity dates through January 31, 2020.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure at March 31, 2010.  In fiscal 2008, the Company entered into a zero cost collar to hedge the foreign exchange exposure on inter-company loans outstanding with Modine Brazil.  This collar was settled on March 31, 2008 for a loss of 3,896 reais ($2,279 U.S. equivalent).  In fiscal 2009, the Company entered into a purchase option contract to hedge the foreign exchange exposure on inter-company loans outstanding with Modine Brazil.  The Company settled this derivative instrument on February 11, 2009 for cash proceeds of $1,838.  These derivative instruments were not being treated as hedges, and accordingly, transaction gains or losses on the derivatives were recorded in other (income) expense – net in the consolidated statement of operations and acted to offset any currency movement on the outstanding loan receivable.

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

Commodity Derivatives: The Company enters into future contracts related to certain of the Company’s forecasted purchases of aluminum and natural gas.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and natural gas impact earnings.  During the year ended March 31, 2010, the Company did not enter into any new futures contracts for commodities.

In addition, the Company has entered into futures contracts related to certain of the Company’s forecasted purchases of copper and nickel.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  The Company has not designated these contracts as hedges, therefore gains and losses on these contracts are recorded directly in the consolidated statements of operations.  During the year ended March 31, 2010, the Company did not enter into any new futures contracts.

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

As of March 31, 2010 and 2009, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and non-consolidated foreign joint ventures.  The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.  As of March 31, 2010 and 2009, there were no outstanding foreign-denominated borrowings on the parent company’s balance sheet to offset this exposure.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2010 and March 31, 2009 are as follows:

	Balance Sheet Location	March 31, 2010	March 31, 2009
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$1,243	$9,276

Derivatives not designated as hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$-	$683

The amounts recorded in accumulated other comprehensive (loss) income (AOCI) and in the consolidated statement of operations for the year ended March 31, 2010 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$2,020	Cost of sales	$5,945
Interest rate derivative	604	Interest expense	853
Total	$2,624		$6,798

		Location of Loss (Gain) Recognized in Income	Amount of Loss (Gain) Recognized in Income
Derivatives not designated:
Commodity derivatives		Cost of sales	$-
Foreign exchange contracts		Other expense (income)	-
Total			$-

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

Note 20:  Fair value measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are classified under the following hierarchy:

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

At March 31, 2010, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,239	$-	$-	$1,239
Total assets	$1,239	$-	$-	$1,239

Liabilities:
Derivative financial instruments	$-	$(1,243)	$-	$(1,243)
Deferred compensation obligation	(2,390)	-	-	(2,390)
Total liabilities	$(2,390)	$(1,243)	$-	$(3,633)

U.S. pension plan assets
At March 31, 2010, the U.S. pension plan assets are classified as follows:

	Level 1	Level 2	Level 3	Total Assets

Money market investments	$-	$5,368	$-	$5,368
Common stocks	23,519	-	-	23,519
Corporate bonds	-	16,038	-	16,038
Exchanged traded funds	1,469	-	-	1,469
Foreign bonds	-	1,763	-	1,763
Pooled equity funds	60,750	7,502	-	68,252
Pooled fixed income funds	22,530	-	-	22,530
U.S. government and agency securities	-	15,309	-	15,309
Other	246	285	-	531
Total U.S. pension plan assets	$108,514	$46,265	$-	$154,779

The fair value of money market investments has been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.  The fair value of common stock, exchange traded funds, pooled equity funds and pooled fixed income funds are the market values from active markets (such as the NYSE) and are classified within Level 1 of the valuation hierarchy.  The fair value of corporate bonds, foreign bonds, pooled equity funds and U.S. government and agency securities are valued based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable.  These are classified within Level 2 of the valuation hierarchy.  In addition to the above-listed pension plan assets, there was $389 of accrued interest and dividends included in the total plan assets.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Changes in the warranty liability were as follows:

Years ended March 31	2010	2009

Balance, April 1	$9,107	$14,459
Accruals for warranties issued in current period	5,800	8,565
Accruals (reversals) related to pre-existing warranties	5,562	(1,921)
Settlements made	(7,937)	(10,475)
Effect of exchange rate changes	594	(1,521)
Balance, March 31	$13,126	$9,107

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  The Company obtains insurance coverage for certain indemnification matters, as considered appropriate based on the nature of the indemnification matter or length of indemnification period.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2010 is not material.

Commitments: At March 31, 2010, the Company had capital expenditure commitments of $29,578.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.  The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, whereby the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities.  In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

Note 22:  Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2008, 2009 and 2010:

	Common stock		Treasury stock at cost
	Shares	Amount	Shares	Amount

Balance, March 31, 2007	32,872	$20,545	(453)	$(12,468)
Purchase of treasury stock	-	-	(42)	(835)
Stock repurchase programs	(250)	(156)	-	-
Stock options and awards	166	103	-	-
Balance, March 31, 2008	32,788	20,492	(495)	(13,303)
Purchase of treasury stock	-	-	(54)	(594)
Stock options and awards	2	2	-	-
Balance, March 31, 2009	32,790	20,494	(549)	(13,897)
Purchase of treasury stock	-	-	(5)	(25)
Public offering	13,800	8,625	-	-
Stock options and awards	225	141	-	-
Balance, March 31, 2010	46,815	$29,260	(554)	$(13,922)

On September 30, 2009, the Company completed a public offering of 13,800 shares of its common stock at a price of $7.15 per share.  Cash proceeds were $92,858 after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5,812.

The Company announced a common share repurchase program on May 18, 2005 approved by the Board of Directors which was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006.  During the year ended March 31, 2008, 250 shares were purchased under the anti-dilution portion of this program at an average cost of $27.48 per share, or a total of $6,870.  No shares were repurchased under the anti-dilution portion of this program during fiscal 2009 and 2010.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The repurchases under this program were made from time to time at then-current prices through solicited and unsolicited transactions in the open market or in privately negotiated or other transactions.  The Company has retired shares acquired pursuant to the programs, and the retired shares have been returned to the status of authorized but un-issued shares.

During fiscal 2010, 2009 and 2008, the Company repurchased 5, 54 and 42 shares of stock, respectively, for a cost of $25, $594 and $835, respectively.  The Company, pursuant to its equity compensation plans, gave participants the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s tax withholding obligations.  These shares are held as treasury shares.

The Company is prohibited from making future purchases of common stock under the First Amendment to Credit Agreement and Waiver with its primary lenders and the Waiver and Second Amendment to Note Purchase Agreements with the Senior Note holders entered into on February 17, 2009.

Note 23:  Accumulated other comprehensive (loss) income

Comprehensive (loss) income includes net (loss) earnings, foreign currency translation adjustments, the change in benefit plan adjustment and the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholders’ equity.  The Company’s total comprehensive (loss) income was $(15,568), $(232,564) and $2,744 fiscal 2010, 2009 and 2008, respectively.

The components of accumulated other comprehensive (loss) income at year end were as follows:

March 31	2010	2009

Unrealized foreign currency translation adjustments	$35,246	$12,355
Net investment hedge adjustment	5,626	5,626
Net loss on derivative instruments designated as cash flow hedge, net of tax	(2,624)	(11,510)
Defined benefit plans, net of tax	(87,431)	(69,365)
Accumulated other comprehensive (loss) income	$(49,183)	$(62,894)

From time to time, the Company has managed its currency exposure related to the net assets of Modine’s European subsidiaries through euro-denominated borrowings entered into by the parent.  During fiscal 2008, the Company recorded an adjustment to accumulated other comprehensive (loss) income of $5,626 to properly reflect the income tax ramifications of net losses related to the foreign-currency-denominated debt recorded in the cumulative translation adjustment over the past several fiscal years.  This adjustment was made during fiscal 2008 as it was deemed immaterial to the Company’s financial position for the previously reported periods.  This adjustment had no impact on the Company’s net (loss) earnings.

Note 24:  Stock purchase, option and award plans

The Company’s long-term stock-based incentive plans for employees consist of the following: (1) a discretionary stock option program for top managers and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of a stock option component, retention restricted stock component and a performance stock component.  For fiscal 2008 and 2009, the performance component of the long-term incentive compensation program consisted of an earnings per share measure (weighted at 60 percent) based on a cumulative three-year period and a total shareholder return measure (weighted at 40 percent) compared to the performance of the S&P 500 (stock price change and dividends) over the same three year period.  In fiscal 2010, there was no performance component of the long-term incentive compensation program.

In addition to the long-term stock-based incentive plans for employees, stock options and stock awards may be granted to non-employee directors.  The Board or the Officer Nomination and Compensation Committee, as applicable, have the broad discretionary authority to set the terms of the awards of stock under the Company’s 2008 Incentive Compensation Plan.  Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant.  Unrestricted stock awards granted vest immediately.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The fulfillment of equity-based grants is currently being accomplished through the issuance of new common shares.  Under the Company’s 2008 Incentive Compensation Plan, 1,452 shares are available for the granting of additional options and awards at March 31, 2010.

Accounting guidance for stock-based compensation requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for stock-based incentive plans (excess tax benefits) to be classified as financing cash flows.  During fiscal 2008, $124 of excess tax benefits realized for the tax deductions from stock-based incentive plans was reversed as it was ultimately not realizable given the current U.S. tax loss situation.  As of March 31, 2010, $810 of carryforwards related to windfall tax benefits are available to be recorded in additional paid-in capital when realized.

Stock Options:  The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for stock options granted in fiscal 2010 and 2008:

	2010	2008
Weighted average fair value of options	$3.34	$3.21
Risk-free interest rate	3.19%	2.97%
Expected volatility of the Company's stock	72.95%	30.06%
Expected dividend yield on the Company's stock	0.00%	3.17%
Expected life of options - years	6.1	6.1
Expected pre-vesting forfeiture rate	0%	0%

There were no stock option awards granted during fiscal 2009.

Stock options granted have an exercise price equal to the fair market value of the common stock on the date of grant.  The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted.  The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  Prior to fiscal 2010, the expected dividend yield of the stock was based on the Company’s historical dividend yield.  In fiscal 2010, the Company reduced the expected dividend yield to 0% as the Company is prohibited from paying dividends under its primary credit agreements.  The Company anticipates reinvesting its cash flows into the operations of the business over the expected life of the options.  The expected lives of the awards are based on historical patterns and the terms of the options.  All options granted in fiscal 2010 vest 25% at grant date and 25% annually thereafter for the next three years.  For fiscal 2008, the majority of the options awarded vested at grant, except for employees who had not completed one year of service which comprised a small portion of the overall grants.  A portion of the options granted in fiscal 2008 vested 25% at grant date and 25% annually thereafter for the next three years.  A pre-vesting forfeiture rate of zero was used for these periods as historical experience has indicated that employees seldom leave before completing the required service period.

Compensation expense recorded in fiscal 2010, 2009 and 2008 related to stock options was $1,052, $72 and $1,065 respectively.  The total fair value of stock options vesting during the year ended March 31, 2010 was $1,927.  As of March 31, 2010, the total compensation expense not yet recognized related to non-vested stock options was $987 and the weighted average period in which the remaining expense is expected to be recognized is approximately 2.1 years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

A summary of the stock option activity for the years ended March 31, 2010, 2009 and 2008 is as follows:

Years ended March 31	2010		2009		2008
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, April 1	2,472	$24.51	2,672	$25.06	2,503	$27.46
Granted	666	5.01	-	-	417	13.57
Exercised	(48)	5.18	(2)	11.94	(37)	18.93
Forfeited or expired	(433)	24.04	(198)	32.11	(211)	31.95
Outstanding, March 31	2,657	$20.05	2,472	$24.51	2,672	$25.06

Exercisable, March 31	2,237	$22.84	2,457	$24.58	2,635	$25.19

The accompanying table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding				Options Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Shares	Weighted average exercise price	Aggregate intrinsic value
$5.01 - $14.43	970	8.6	$8.50	$3,507	550	$11.05	$940
$16.12 - $21.17	242	2.8	19.74	-	242	19.74	-
$22.24 - $27.89	663	3.4	24.81	-	663	24.81	-
$28.48 - $33.74	782	4.7	30.42	-	782	30.42	-
$5.01 - $33.74	2,657	5.6	$20.05	$3,507	2,237	$22.84	$940

The aggregate intrinsic value in the preceding table represents the pre-tax difference between the closing price of Modine common shares on the last trading day of fiscal 2010 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable.  The aggregate value shown is not recorded for financial statement purposes and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the years ended March 31, 2010, 2009 and 2008 were as follows:

Years ended March 31	2010	2009	2008

Intrinsic value of stock options exercised	$297	$8	$310
Proceeds from stock options exercised	$250	$18	$701
Tax benefits realized from non-qualified stock options and disqualified incentive stock option exercises	$-	$-	$-

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Restricted Stock:  A summary of the restricted stock activity for the fiscal years ended March 31, 2010, 2009 and 2008 is as follows:

Years ended March 31	2010		2009		2008
	Weighted average price	Shares subject to restrictions	Weighted average price	Shares subject to restrictions	Weighted average price	Shares subject to restrictions
Non-vested balance, April 1	$20.98	91	$22.51	232	$27.71	301
Granted	5.45	208	14.64	17	15.38	129
Vested	13.09	(105)	22.32	(144)	25.22	(197)
Forfeited	11.12	(31)	20.61	(14)	27.22	(1)
Non-vested balance, March 31	$8.03	163	$20.98	91	$22.51	232

At March 31, 2010, Modine had approximately $908 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized over a weighted average period of 2.4 years.  The amounts charged to operations using straight-line amortization in fiscal 2010, 2009 and 2008 were $1,399, $2,685, and $4,678, respectively.  Under the Company’s restricted award provisions, employees of foreign subsidiaries can immediately sell their shares once the shares vest.  There were no sales of restricted stock by employees of foreign subsidiaries in fiscal 2010 or fiscal 2009.  In fiscal 2008, $30 was recorded directly to compensation expense for sales of restricted stock by employees of foreign subsidiaries.

Retention restricted stock awards are granted at fair market value and vest annually over a period of four years.  Management has made an estimate (based upon historical rates) of expected forfeitures and is recognizing compensation costs for those restricted shares expected to vest.

Restricted Stock – Performance-Based Shares:  For fiscal 2008 and fiscal 2009, the performance portion of the restricted stock award program consisted of two performance measures - an earnings per share (EPS) measure and a Total Shareholder Return (TSR) measure.  Awards are earned based on the attainment of corporate financial goals over a three-year period and are paid at the end of that three-year performance period if the performance targets have been achieved.  A new performance period begins each fiscal year so multiple performance periods, with separate goals, operate simultaneously.  In fiscal 2010, there was no performance component of the long-term incentive compensation program.  Based upon current projections of probable attainment of the EPS portions of the performance award, there was no expense recorded relative to the EPS portion in fiscal 2009 and 2008.  During fiscal 2009, $458 of expense was reversed relative to the fiscal 2008 EPS portion of the performance awards based upon the assessment of probable attainment.  For the years ended March 31, 2010, 2009, and 2008, Modine recorded $274, $935, and $1,740, respectively, in compensation expense resulting from the TSR portion of the performance award.  Based upon performance calculations performed by management through March 31, 2010, no shares would be issued under the TSR portion of the performance goals.  If the TSR portion of the performance goals is not achieved at the end of each three year period, compensation expense recorded will not be reversed because awards with a market condition are recognized provided the requisite service period is fulfilled by the employees.  The fair value of the TSR portions of the award granted in fiscal 2009 and 2008 were estimated using a Monte Carlo valuation model.  The following table sets forth assumptions used to determine the fair value for each performance award:

	May 2008 Grant	May 2007 Grant

Expected life of award - years	3	3
Risk-free interest rate	2.68%	4.96%
Expected volatility of the Company's stock	36.00%	29.60%
Expected dividend yield on the Company's stock	2.50%	2.88%
Expected forfeiture rate	1.50%	1.50%

At March 31, 2010, Modine had approximately $426 of total unrecognized compensation cost related to unvested performance-based restricted stock.  That cost is expected to be recognized over a weighted average period of 1.0 year.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 25:  Segment and geographic information

Modine’s product lines consist of heat-transfer components and systems.  Modine serves the vehicular; industrial; building heating, ventilating and air conditioning; and fuel cell original-equipment markets.  The Company has five reportable segments, as follows:

Original Equipment – Asia
Comprised of vehicular and industrial original equipment products in Asia.

Original Equipment – Europe
Comprised of vehicular and industrial original equipment products in Europe.

Original Equipment – North America
Comprised of vehicular and industrial original equipment products in North America and global fuel cell products.

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

During the first quarter of fiscal 2010, the Company implemented certain management reporting changes resulting in the transfer of support department costs originally included in Corporate and administrative into the Original Equipment – North America segment.  During the second quarter of fiscal 2010, the Company implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.  The previously reported results for the Original Equipment – North America segment have been retrospectively adjusted to reflect these changes.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is a summary of net sales, earnings (loss) from continuing operations and total assets by segment:

Years ended March 31	2010	2009	2008
Sales :
Original Equipment – Asia	$32,231	$17,405	$14,984
Original Equipment – Europe	469,399	597,361	757,658
Original Equipment – North America	412,924	499,508	524,447
South America	117,640	136,415	136,933
Commercial Products	170,139	187,723	198,101
Segment sales	1,202,333	1,438,412	1,632,123
Corporate and administrative	2,791	3,166	3,955
Eliminations	(41,890)	(32,864)	(34,406)
Sales from continuing operations	$1,163,234	$1,408,714	$1,601,672

Operating earnings (loss):
Original Equipment – Asia	$(4,792)	$(9,187)	$(6,489)
Original Equipment – Europe	22,956	(13,226)	84,531
Original Equipment – North America	2,271	(36,359)	(68,401)
South America	7,600	11,903	10,991
Commercial Products	20,538	14,468	8,785
Segment earnings	48,573	(32,401)	29,417
Corporate and administrative	(41,839)	(46,606)	(43,440)
Eliminations	104	(115)	80
Other items not allocated to segments	(17,304)	(23,831)	(2,676)
Loss from continuing operations before income taxes	$(10,466)	$(102,953)	$(16,619)

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

Following is a summary of assets by segment:

March 31	2010	2009
Assets:
Original Equipment – Asia	$62,952	$46,539
Original Equipment – Europe	362,202	338,819
Original Equipment – North America	216,933	222,336
South America	88,240	66,620
Commercial Products	78,545	75,967
Corporate and administrative	31,539	50,794
Assets held for sale	9,870	63,501
Eliminations	(10,029)	(12,444)
Total assets	$840,252	$852,132

Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates, intangibles and significant long-lived assets.  Eliminations consist primarily of trade and other receivables and property, plant and equipment.  In fiscal 2010, the strengthening of the euro against the U.S. dollar increased the value of assets reported in the Original Equipment – Europe segment, from the year before, by approximately 2 percent.  Additionally, the value of the Brazil real strengthened and increased the value of assets reported in the South America segment by approximately 30 percent against the U.S. dollar.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2010	2009	2008
Capital expenditures:
Original Equipment – Asia	$8,036	$16,047	$15,236
Original Equipment – Europe	36,640	54,485	35,892
Original Equipment – North America	12,919	25,949	25,064
South America	2,532	3,970	7,385
Commercial Products	1,871	2,157	1,595
Corporate and administrative	(1,922)	-	6
Capital expenditures - continuing operations	60,076	102,608	85,178
Capital expenditures - discontinued operations	221	653	4,262
Total capital expenditures	$60,297	$103,261	$89,440

March 31	2010	2009	2008
Depreciation and amortization expense:
Original Equipment – Asia	$2,435	$1,360	$385
Original Equipment – Europe	28,987	30,355	30,842
Original Equipment – North America	26,637	29,088	33,566
South America	3,689	3,702	3,983
Commercial Products	4,065	4,604	5,197
Corporate and administrative	11	172	304
Eliminations	(58)	(81)	(82)
Depreciation and amortization expense - continuing operations	65,766	69,200	74,195
Depreciation and amortization expense - discontinued operations	-	4,134	7,591
Total depreciation and amortization expense	$65,766	$73,334	$81,786

Following is a summary of net sales by geographical area:

Years ended March 31	2010	2009	2008
Net sales by country:
Brazil	$115,862	$133,188	$134,841
Germany	293,077	365,234	488,170
United States	516,171	608,424	646,834
Other	238,124	301,868	331,827
Total net sales	$1,163,234	$1,408,714	$1,601,672

Net sales are attributed to countries based on the location of the selling unit.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of long-lived assets by geographical area:

March 31	2010	2009
Long-lived assets:
Germany	$151,729	$156,054
United States	127,572	165,841
Other	159,713	137,781
Eliminations	(514)	(403)
Long-lived assets	438,500	459,273
Assets held for sale	9,870	34,328
Total long-lived assets	$448,370	$493,601

Long-lived assets are primarily property, plant and equipment, but also include investments and other noncurrent assets.  Assets held for sale for fiscal 2010 includes certain facilities which the Company has closed or intends to close and is currently marketing for sale.  Assets held for sale for fiscal 2009 includes assets related to the South Korean business.  Eliminations are primarily inter-company sales of property, plant and equipment.

Following is a summary of net sales by product type:

Years ended March 31	2010	2009	2008
Modules/packages	$378,443	$417,517	$466,090
Oil coolers	157,756	219,247	271,706
Radiators	153,515	225,348	249,793
Building HVAC	140,688	156,075	168,566
Charge-air coolers	95,381	131,668	140,892
EGR coolers	77,958	103,725	157,680
Vehicular air conditioning	45,176	54,884	67,533
Other	114,317	100,250	79,412
Total net sales	$1,163,234	$1,408,714	$1,601,672

Note 26:  Contingencies and litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The adverse events in the global financial and economic markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses that should be divested or exited as they do not meet required financial metrics;
•	Selling, general and administrative expense reduction – reducing SG&A expenses and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that will provide the highest return on investment.

Credit risk:  The adverse events in the global financial markets over the past two years have increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages credit risks through its focus on the following:

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

Counterparty risks:  The adverse events in the global financial and economic markets over the past two years have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

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

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of six sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), Acme Hydraulics (Illinois), and a scrap metal site known as Chemetco (Illinois). These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and for future investigations and remedial actions.  Costs anticipated for the remedial settlement of these sites cannot be reasonably defined at this time; however those costs are not believed to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.  In addition, Modine is voluntarily participating in the care for an inactive landfill owned by the City of Trenton (Missouri).

The Company has also recorded other environmental investigation, cleanup and remediation expense accruals for certain facilities located in the United States, Brazil, and The Netherlands.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $3,048 and $1,976 at March 31, 2010 and 2009, respectively.  The Company recorded charges of $1,487 and $380, net of insurance recoveries, for the years ended March 31, 2010 and 2009, respectively, in the statements of operations related to these matters.  Fiscal 2010 includes $911 which was recorded as a component of loss from discontinued operations.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Employee agreements:  The Company has employment agreements with certain key employees that provide for compensation and certain other benefits.  The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a change in control, as defined in the agreements.  In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments that would be required under the employment contracts are estimated to be approximately $11,000 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

Note 27:  Quarterly financial data (unaudited)

Quarterly financial data is summarized below for the fiscal years ended March 31, 2010 and 2009:

Fiscal 2010 quarters ended	June	Sept.	Dec.	March

Net sales	$253,632	$282,298	$302,390	$324,914
Gross profit	35,865	42,359	47,716	44,269
(Loss) earnings from continuing operations (a)	(5,642)	(4,886)	2,125	(11,895)
Net (loss) earnings	(14,503)	(6,457)	3,779	(12,098)
(Loss) earnings from continuing operations per common share:
Basic	$(0.18)	$(0.15)	$0.05	$(0.26)
Diluted	(0.18)	(0.15)	0.05	(0.26)
Net (loss) earnings per common share:
Basic	$(0.45)	$(0.19)	$0.08	$(0.26)
Diluted	(0.45)	(0.19)	0.08	(0.26)

Fiscal 2009 quarters ended	June	Sept.	Dec.	March

Net sales	$437,871	$390,487	$325,579	$254,777
Gross profit	72,851	52,630	37,906	23,647
Earnings (loss) from continuing operations (b) (c)	6,584	(12,907)	(56,511)	(40,763)
Net earnings (loss)	7,786	(13,225)	(56,057)	(47,116)
Earnings (loss) from continuing operations per common share:
Basic	$0.20	$(0.40)	$(1.76)	$(1.27)
Diluted	$0.20	$(0.40)	$(1.76)	$(1.27)
Net earnings (loss) per common share:
Basic	$0.24	$(0.41)	$(1.75)	$(1.47)
Diluted	$0.24	$(0.41)	$(1.75)	$(1.47)

(a)           The 2nd quarter of fiscal 2010 includes $3,159 of income from the release of restructuring liabilities and long-lived impairment charges of $3,850.
(b)           The 3rd quarter of fiscal 2009 includes a goodwill impairment charge of $9,005, long-lived asset impairment charges of $18,337, and restructuring charges of $25,311.
(c)           The 4th quarter of fiscal 2009 includes long-lived asset impairment charges of $13,228.

Report of Independent Registered Public Accounting Firm

To Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Milwaukee, WI
June 10, 2010

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company's management.  Based upon that evaluation, the President and Chief Executive Officer, who also serves as the Company’s Principal Financial Officer on an interim basis, has concluded that the design and operation of the Company's disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer, who also serves as the Company’s Principal Financial Officer on an interim basis, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  The assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on this assessment and the above referenced criteria, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2010, there was no change in Modine’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The information appearing in the Company's Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on July 22, 2010 (the “2010 Annual Meeting Proxy Statement”) under the caption “Election of Directors” is incorporated herein by reference.

Executive Officers.  Information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing in the 2010 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Ethics. The information appearing in the 2010 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics” is incorporated herein by reference.  The Company's Code of Ethics (labeled as the Code of Ethics and Business Conduct) is included on its website, www.modine.com (Investor Relations link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investor Relations link).

Audit Committee Financial Expert. The information appearing in the 2010 Annual Meeting Proxy Statement under the caption “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Audit Committee Disclosure. The information appearing in the 2010 Annual Meeting Proxy Statement under the captions “Board Meetings and Committees” and “Roles of the Board's Committees: Audit Committee” is incorporated herein by reference.

Guidelines on Corporate Governance.  The Board of Directors has adopted the Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The information appearing in the 2010 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates” is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2010 Annual Meeting Proxy Statement under the captions “Executive Compensation”; “Election of Directors – Compensation of Directors”, “Roles of the Board’s Committees: Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management”, and under the caption “Equity Compensation Plan Information,” in the 2010 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2010 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2010 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2010 and 2009.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2010, 2009 and 2008	47
Consolidated Balance Sheets at March 31, 2010 and 2009	48
Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008	49
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2010, 2009 and 2008	50
Notes to Consolidated Financial Statements30 - 46	51-90
Report of Independent Registered Public Accounting Firm46	91

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	96

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	97-100

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

Date: June 9, 2010	Modine Manufacturing Company By: /s/ Thomas A. Burke Thomas A. Burke, President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke Thomas A. Burke President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	June 9, 2010

/s/ Gary L. Neale Gary L. Neale Director	June 9, 2010

_____________________ David J. Anderson Director

/s/ Charles P. Cooley Charles P. Cooley Director	June 7, 2010

/s/ Frank P. Incropera Frank P. Incropera Director	June 7, 2010

/s/ Frank W. Jones Frank W. Jones Director	June 7, 2010

/s/ Dennis J. Kuester Dennis J. Kuester Director	June 7, 2010

/s/ Vincent L. Martin Vincent L. Martin Director	June 7, 2010

/s/ Larry O. Moore Larry O. Moore Director	June 7, 2010

_____________________ Christopher W. Patterson Director

/s/ Marsha C. Williams Marsha C. Williams Director	June 7, 2010

/s/ Michael T. Yonker Michael T. Yonker Director	June 7, 2010

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended March 31, 2010, 2009 and 2008
($ In Thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2010: Allowance for Doubtful Accounts	$2,831	$(8)	$193	(B)	$596	(A)	$2,420
Valuation Allowance for Deferred Tax Assets	$104,471	$10,119	$3,226	(B)	$-		$117,816

2009: Allowance for Doubtful Accounts	$2,218	$1,856	$(238	)(B)	$1,005	(A)	$2,831
Valuation Allowance for Deferred Tax Assets	$59,391	$33,004	$12,076	(B)	$-		$104,471

2008: Allowance for Doubtful Accounts	$1,511	$844	$309	(B)	$446	(A)	$2,218
Valuation Allowance for Deferred Tax Assets	$1,139	$57,917	$335	(B)	$-		$59,391

Notes:
(A)	Bad debts charged off during the year
(B)	Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2010 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (333-161030) dated August 4, 2009 (“Form S-3”).

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 25, 2010.

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K").

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

4.3
Note Purchase Agreement, dated as of September 29, 2005, among the Registrant and the Purchasers for the issuance and sale by the Registrant of 4.91% Senior Notes due September 29, 2015 in an aggregate principal amount of $75,000,000 (the “2005 Note Purchase Agreement”).
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 29, 2005.

4.4	Waiver letter, dated December 11, 2007, relating to 4.91% Senior Notes due September 29, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 11, 2007.

4.5	First Amendment, dated as of February 1, 2008, to the 2005 Note Purchase Agreement.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 1, 2008 (“February 1, 2008 8-K”).

4.6	Waiver and Second Amendment, dated as of February 17, 2009, to the 2005 Note Purchase Agreement.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 17, 2009 (“February 17, 2009 8-K”).

4.7	Waiver and Third Amendment, dated as of September 15, 2009, to the 2005 Note Purchase Agreement.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated September 15, 2009 (“September 15, 2009 8-K”).

4.8	Fourth Amendment, dated as of September 18, 2009, to the 2005 Note Purchase Agreement.	Exhibit 10.6 to September 15, 2009 8-K.

4.9	Fifth Amendment, dated as of December 21, 2009, to the 2005 Note Purchase Agreement.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated December 21, 2009 (“December 21, 2009 8-K”).

4.10
Note Purchase Agreement among the Registrant and the Purchasers for the issuance and sale by the Registrant of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 in an aggregate principal amount of $75,000,000 (the “2006 Note Purchase Agreement”).
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 7, 2006.

4.11	First Amendment, dated as of February 1, 2008, to the 2006 Note Purchase Agreement.	Exhibit 10.2 to February 1, 2008 8-K.

4.12	Waiver and Second Amendment, dated as of February 17, 2009, to the 2006 Note Purchase Agreement.	Exhibit 10.2 to February 17, 2009 8-K.

4.13	Waiver and Third Amendment, dated as of September 15, 2009, to the 2006 Note Purchase Agreement.	Exhibit 10.2 to September 15, 2009 8-K.

4.14	Fourth Amendment, dated as of September 18, 2009, to the 2006 Note Purchase Agreement.	Exhibit 10.5 to September 15, 2009 8-K.

4.15	Fifth Amendment, dated as of December 21, 2009, to the 2006 Note Purchase Agreement.	Exhibit 10.2 to December 21, 2009 8-K.

4.16
Amended and Restated Credit Agreement dated as of July 18, 2008 among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Swing Line Lender, as LC Issuer and as Agent and Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG, U.S. Bank, National Association and Comerica Bank (the “Amended and Restated Credit Agreement”).
Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2008 (“July 17, 2008 8-K”).

4.17	First Amendment and Waiver dated as of February 17, 2009 of the Amended and Restated Credit Agreement.	Exhibit 10.1 to February 17, 2009 8-K.

4.18	Second Amendment dated as of September 15, 2009 of the Amended and Restated Credit Agreement.	Exhibit 10.1 to September 15, 2009 8-K.

4.19	Third Amendment dated as of September 18, 2009 of the Amended and Restated Credit Agreement.	Exhibit 10.4 to September 15, 2009 8-K.

4.20	Fourth Amendment, dated as of December 21, 2009, to Amended and Restated Credit Agreement.	Exhibit 10.1 to December 21, 2009 8-K

4.21
Collateral Agency and Intercreditor Agreement dated as of February 17, 2009 among the Bank of America, N.A., M&I Marshall & Ilsley Bank, Wells Fargo Bank, N.A., Dresdner Bank AG (Commerzbank AG), U.S. Bank, National Association and Comerica Bank, the holders of 5.68% Senior Notes Series A due December 7, 2017 and Series B due December 7, 2018 and the holders of 4.91% Senior Notes due September 29, 2015 and JPMorgan Chase Bank (the “Intercreditor Agreement”).
Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended December 31, 2009 (“Fiscal 2010 Third Quarter 10-Q”).

4.22	First Amendment, dated as of September 18, 2009, to Intercreditor Agreement.	Exhibit 10.6 to Fiscal 2010 Third Quarter 10-Q.

4.23	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of May 15, 2009.	Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2009 (“Fiscal 2010 First Quarter 10-Q”).

4.24	Form of Senior Indenture.	Exhibit 4.6 to Form S.3.

4.25	Form of Subordinated Indenture.	Exhibit 4.7 to Form S-3.

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007 8-K (“June 15, 2007 8-K”).

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008.

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004 (“2004 10-K”).

10.5*	Employment Agreement, dated April 25, 2009, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10.1 to Fiscal 2010 First Quarter 10-Q.

10.6*	2000 Stock Incentive Plan for Non-Employee Directors (Amended and Restated as of March 16, 2005).	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.7*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.8*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.9*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.10*	Form of Incentive and Non-Qualified Stock Option Agreements.***	Exhibit 10(q) to Registrant’s Form 10-K for the fiscal year ended March 31, 2001 (“200110-K”).

10.11*	1994 Stock Option Plan for Non-Employee Directors (as amended).	Exhibit 10(p) to 2002 10-K.

10.12*	Form of Stock Option Agreement (for 1994 Stock Option Plan for Non-Employee Directors).	Exhibit 10(l) to 2000 10-K.

10.13*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.14*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 200110-K.

10.15*	Stock-Based Compensation Plan for Thermacore Employees under the DTX Corporation 1997 Plan.	Exhibit 10(af) to 2001 10-K.

10.16*	Form of Stock Option Agreement pertaining to Stock Option and Stock-Based Compensation Plan for Thermacore Employees.	Exhibit 10(ag) to 2001 10-K.

10.17*	2002 Incentive Compensation Plan.	Exhibit A to the Registrant's Proxy Statement dated June 7, 2002.

10.18*	Board of Directors Deferred Compensation Plan.	Exhibit 10(eee) to 2003 10-K.

10.19*	Form of Stock Award Plan.****	Exhibit 10(p) to 2001 10-K.

10.20*	Description of the Registrant’s Management Compensation Program.	Exhibit 10(w) to Registrant’s Form 10-K for the fiscal year ended March 31, 2005.

10.21*	2008 Incentive Compensation Plan.	Exhibit 10.2 to July 17, 2008 8-K.

10.22	Form of Equity Transfer Agreement between the Registrant and each of Anhui Jianghuai Modine Climate Control Co., Ltd. and SongZ Automobile Air Conditioning Co., Ltd. dated as of May 27, 2009.	Exhibit 10.3 to Fiscal 2010 First Quarter 10-Q.

10.23	Underwriting Agreement, dated September 24, 2009, between Modine Manufacturing Company and J.P. Morgan Securities Inc., as representative of the several underwriters named therein.	Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated September 24, 2009.

10.24	Share Purchase Agreement dated as of December 4, 2009 by and between the Registrant and KB Synthetics Company Limited.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 4, 2009.

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).		X

32.1	Certification of Thomas A. Burke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets.  The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.

***	Each year the Company enters into Stock Option Agreements, the terms of which are not materially different from the form agreement included herewith.

****	Each year the Company enters into a Stock Award Plan, the terms of which are not materially different from the form agreement included herewith.