Form 10-Q
period 2010-06-30
MODINE MANUFACTURING CO
filed 2010-08-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,378,187 at July 30, 2010.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30
	2010	2009
Net sales	$345,169	$253,632
Cost of sales	289,194	217,767
Gross profit	55,975	35,865
Selling, general and administrative expenses	41,768	38,547
Restructuring expense	81	1,196
Impairment of long-lived assets	-	994
Income (loss) from operations	14,126	(4,872)
Interest expense	4,108	5,459
Other expense (income) – net	3,598	(5,705)
Earnings (loss) from continuing operations before income taxes	6,420	(4,626)
Provision for income taxes	3,301	1,016
Earnings (loss) from continuing operations	3,119	(5,642)
Loss from discontinued operations (net of income taxes)	(32)	(8,861)
Loss on sale of discontinued operations (net of income taxes)	(6)	-
Net earnings (loss)	$3,081	$(14,503)

Earnings (loss) from continuing operations per common share:
Basic	$0.07	$(0.18)
Diluted	$0.07	$(0.18)

Net earnings (loss) per common share:
Basic	$0.07	$(0.45)
Diluted	$0.07	$(0.45)

Dividends per share	$-	$-

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and March 31, 2010
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$34,297	$43,657
Short term investments	908	1,239
Trade receivables, less allowance for doubtful accounts of $2,125 and $2,420	184,219	167,745
Inventories	101,563	99,559
Deferred income taxes and other current assets	48,870	43,242
Total current assets	369,857	355,442
Noncurrent assets:
Property, plant and equipment – net	388,426	418,616
Investment in affiliates	3,327	3,079
Goodwill	29,143	29,552
Intangible assets – net	6,649	6,888
Assets held for sale	8,562	9,870
Other noncurrent assets	14,274	16,805
Total noncurrent assets	450,381	484,810
Total assets	$820,238	$840,252
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$4,448	$3,011
Long-term debt – current portion	162	234
Accounts payable	136,707	142,209
Accrued compensation and employee benefits	65,137	66,268
Income taxes	7,596	7,527
Accrued expenses and other current liabilities	51,447	52,151
Total current liabilities	265,497	271,400
Noncurrent liabilities:
Long-term debt	153,388	135,952
Deferred income taxes	10,972	10,830
Pensions	61,508	74,270
Postretirement benefits	7,943	8,007
Other noncurrent liabilities	14,909	15,707
Total noncurrent liabilities	248,720	244,766
Total liabilities	514,217	516,166
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 46,913 and 46,815 shares, respectively	29,320	29,260
Additional paid-in capital	161,138	159,854
Retained earnings	201,503	198,421
Accumulated other comprehensive loss	(71,195)	(49,183)
Treasury stock at cost: 554 shares, respectively	(13,922)	(13,922)
Deferred compensation trust	(823)	(344)
Total shareholders' equity	306,021	324,086
Total liabilities and shareholders' equity	$820,238	$840,252

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

	Three months ended June 30
	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$3,081	$(14,503)
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	14,578	16,349
Impairment of long-lived assets	-	8,640
Other – net	6,415	(1,623)
Net changes in operating assets and liabilities, excluding dispositions	(45,434)	(879)
Net cash (used for) provided by operating activities	(21,360)	7,984

Cash flows from investing activities:
Expenditures for property, plant and equipment	(8,950)	(26,711)
Proceeds from dispositions of assets	3,757	2,498
Settlement of derivative contracts	(115)	(3,749)
Other – net	822	1,635
Net cash used for investing activities	(4,486)	(26,327)

Cash flows from financing activities:
Short-term debt – net	1,024	(7,124)
Borrowings of long-term debt	58,570	27,002
Repayments of long-term debt	(40,039)	(20,067)
Book overdrafts	(407)	(2,048)
Other – net	(19)	(78)
Net cash provided by (used for) financing activities	19,129	(2,315)

Effect of exchange rate changes on cash	(2,643)	2,135
Change in cash balances held for sale	-	(1,268)
Net decrease in cash and cash equivalents	(9,360)	(19,791)

Cash and cash equivalents at beginning of period	43,657	43,536
Cash and cash equivalents at end of period	$34,297	$23,745

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements in Modine Manufacturing Company’s (Modine or the Company) Annual Report on Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2011 are not necessarily indicative of the results to be expected for the full year.

The March 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine's Annual Report on Form 10-K for the year ended March 31, 2010.

Note 2: Significant Accounting Policies

Restricted cash:  At June 30, 2010 and March 31, 2010, the Company had long-term restricted cash of $4,906 and $5,926, respectively, included in other noncurrent assets.  This amount primarily collateralizes unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.

Assets held for sale:  The Company considers assets or businesses to be held for sale when management approves and commits to a formal plan to actively market the asset or business for sale at a price reasonable in relation to its fair value, the asset or business is available for immediate sale in its present condition, the sale of the asset or business is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the assets or assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Assets held for sale totaling $8,562 and $9,870 at June 30, 2010 and March 31, 2010, respectively, represent certain facilities that the Company has closed or intends to close and is currently marketing for sale.  During the three months ended June 30, 2010, the Company sold two facilities previously classified as held for sale for net proceeds of $1,539.  The Company recognized a gain on these sales of $1,026, which has been reflected as a component of selling, general and administrative expenses.

Accounting standards changes and new accounting pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfers of financial assets which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special –purpose entity,”changes the requirements for derecognizing financial assets and requires additional disclosures.  This guidance is effective for the Company on a prospective basis on or after April 1, 2010 and had no impact on the consolidated financial statements.

In October 2009, the FASB issued updated guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for multiple-deliverable arrangements and revises the method by which consideration is allocated among the units of accounting.  The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement.  This guidance is effective for the Company on a prospective basis on or after April 1, 2011.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 3: Employee Benefit Plans

During the three months ended June 30, 2010 and 2009, the Company recorded compensation expense of $1,269 and $1,140, respectively, related to its defined contribution employee benefit plans.

During the three months ended June 30, 2010, the Company elected to contribute $10,450 to its U.S. pension plans.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 30, 2010 and 2009 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 30	2010	2009	2010	2009
Service cost	$609	$556	$26	$32
Interest cost	3,434	3,602	113	165
Expected return on plan assets	(3,668)	(3,766)	-	-
Amortization of:
Unrecognized net loss (gain)	2,023	550	22	(594)
Unrecognized prior service cost (credit)	89	91	(593)	36
Net periodic benefit cost (income)	$2,487	$1,033	$(432)	$(361)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock. Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $1,570 and $1,108 for the three months ended June 30, 2010 and 2009, respectively.  The performance component of the long-term incentive plan granted in the three months ended June 30, 2010 is based on a target compound annual growth rate in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period and a target return on average capital employed (ROACE) at the end of the three year period.  The Company currently considers the attainment of these performance targets to be probable.  Adjusted EBITDA is defined as earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  ROACE is defined as net earnings adding back after tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges; divided by the average total debt, less cash, plus shareholders’ equity.  No performance shares were granted in the three months ended June 30, 2009.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three months ended June 30, 2010 and 2009:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2010		2009
Type of award	Number Granted	Fair Value Per Award	Number Granted	Fair Value Per Award
Common stock options	303.4	$5.96	661.1	$3.34
Unrestricted common stock	19.4	$7.43	-	$-
Restricted common stock - retention	97.2	$9.26	153.8	$5.01
Restricted common stock - performance based upon cumulative growth of adjusted EBITDA	175.0	$9.26	-	$-
Restricted common stock - performance based upon ROACE	116.6	$9.26	-	$-

The accompanying table sets forth the assumptions used in determining the fair value for the options:

	Three months ended June 30
	2010	2009
Expected life of awards in years	6.3	6.1
Risk-free interest rate	2.36%	3.19%
Expected volatility of the Company's stock	77.99%	72.95%
Expected dividend yield on the Company's stock	0.00%	0.00%
Expected forfeiture rate	2.50%	2.50%

The Company is prohibited from making dividend payments under its current debt agreements, resulting in an expected dividend yield of 0.00 percent on the Company’s stock.  The Company’s primary anticipated uses for cash flows for the foreseeable future are funding the business and capital expenditures.

As of June 30, 2010, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,742	2.4
Restricted common stock - retention	1,660	3.1
Restricted common stock - performance	2,413	2.8
Total	$5,815	2.8

Note 5: Other (Expense) Income – Net

Other (expense) income – net was comprised of the following:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2010	2009
Equity in earnings of non-consolidated affiliates	$199	$409
Interest income	170	194
Foreign currency transactions	(4,017)	3,560
Other non-operating income - net	50	1,542
Total other (expense) income - net	$(3,598)	$5,705

Foreign currency transactions for the three months ended June 30, 2010 and 2009 were primarily comprised of foreign currency transaction (losses) gains on inter-company loans denominated in a foreign currency.

During the three months ended June 30, 2009, the Company sold its 50 percent ownership interest in Anhui Jianghaui Mando Climate Control Co. Ltd. for cash proceeds of $2,430 and a receivable of $2,430 collected in the second quarter of fiscal 2010, resulting in a gain of $1,465 included in other non-operating income – net.

Note 6: Income Taxes

For the three months ended June 30, 2010 and 2009, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 51.4 percent and 22.0 percent, respectively.  During the three months ended June 30, 2010, the Company continued to record an increase in the valuation allowance of $3,157 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance, which increased the effective tax rate by 49.2 percent.  During the three months ended June 30, 2009, the Company recorded a $390 valuation allowance primarily related to its net German deferred tax assets.

The Company allocates income tax expense between continuing operations, and all other financial statement components by tax jurisdiction.  In periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.  For the three months ended June 30, 2010, the Company allocated income tax expense to the income component in other comprehensive income with an offsetting tax benefit in continuing operations, which reduced the effective tax rate by 6.4 percent.

The following is a reconciliation of the effective tax rate for the three months ended June 30, 2010:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Domestic	Foreign	Total	%

Earnings (loss) from continuing operations before income taxes	$(7,057)	$13,477	$6,420

Provision for (benefit from) income taxes at federal statutory rate	$(2,470)	$4,717	$2,247	35.0%
State taxes, net of federal benefit	(514)	-	(514)	(8.0)
Taxes on non-U.S. earnings and losses and foreign rate differentials	-	(1,559)	(1,559)	(24.3)
Valuation allowance	2,441	716	3,157	49.2
Other, net	(53)	23	(30)	(0.5)
(Benefit from) provision for income taxes	$(596)	$3,897	$3,301	51.4%

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  The impact of the Company’s operations in the U.S., Germany, Austria and certain other foreign locations should be removed from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

There was a decrease in unrecognized tax benefits of $352 during the first quarter of fiscal 2011, primarily due to foreign currency fluctuation.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months other than that which will result from the expiration of the applicable statute of limitations.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended June 30, 2010, the Company was notified that one of its foreign jurisdictions will be undergoing an income tax examination beginning in the second quarter of fiscal 2011.

As further discussed in Note 12, the South Korean business and retained aftermarket environmental liability in The Netherlands are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense of $51 for the three months ended June 30, 2009.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2010	2009
Basic:
Earnings (loss) from continuing operations	$3,119	$(5,642)
Less: Undistributed earnings attributable to unvested shares	(12)	-
Net earnings (loss) from continuing operations available to common shareholders	3,107	(5,642)
Discontinued operations:
Net loss from discontinued operations, net of taxes	(38)	(8,861)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss from discontinued operations available to common shareholders	(38)	(8,861)
Net earnings (loss) available to common shareholders	$3,069	$(14,503)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,040	32,063

Earnings (loss) from continuing operations per common share	$0.07	$(0.18)
Net loss from discontinued operations per common share	-	(0.27)
Net earnings (loss) per common share - basic	$0.07	$(0.45)

Diluted:
Earnings (loss) from continuing operations	$3,119	$(5,642)
Less: Undistributed earnings attributable to unvested shares	(4)	-
Net earnings (loss) from continuing operations available to common shareholders	3,115	(5,642)
Discontinued operations:
Net loss from discontinued operations, net of taxes	(38)	(8,861)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss from discontinued operations available to common shareholders	(38)	(8,861)
Net earnings (loss) available to common shareholders	$3,077	$(14,503)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,040	32,063
Effect of dilutive securities	447	-
Weighted average shares outstanding - diluted	46,487	32,063

Earnings (loss) from continuing operations per common share	$0.07	$(0.18)
Net loss from discontinued operations per common share	-	(0.27)
Net earnings (loss) per common share - diluted	$0.07	$(0.45)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

For the three months ended June 30, 2010, the calculation of diluted earnings per share excludes 2,047 stock options and 29 restricted stock awards as these shares were anti-dilutive.  For the three months ended June 30, 2009, the calculation of diluted earnings per share excludes all potentially dilutive shares which includes 3,116 stock options and 217 restricted stock awards as these shares were anti-dilutive.

Note 8: Comprehensive (Loss) Income

Comprehensive (loss) income, which represents net earnings (loss) adjusted by the change in accumulated other comprehensive (loss) income was as follows:

	Three months ended June 30
	2010	2009
Net earnings (loss)	$3,081	$(14,503)
Foreign currency translation	(22,883)	26,775
Cash flow hedges	(467)	2,502
Change in benefit plan adjustment	1,338	201
Total comprehensive (loss) income	$(18,931)	$14,975

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	June 30, 2010	March 31, 2010
Raw materials and work in process	$77,756	$71,329
Finished goods	23,807	28,230
Total inventories	$101,563	$99,559

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2010	March 31, 2010
Gross property, plant and equipment	$1,010,858	$1,056,096
Less accumulated depreciation	(622,432)	(637,480)
Net property, plant and equipment	$388,426	$418,616

A long-lived asset impairment charge of $784 was recorded during the three months ended June 30, 2009.  The impairment charge included $766 related to assets in the Original Equipment – North America segment for a program that was not able to support its asset base.

Assets held for sale of $8,562 and $9,870 at June 30, 2010 and March 31, 2010, respectively, consist of certain facilities that the Company has closed or intends to close within the Original Equipment – North America and Original Equipment – Europe segments.  During the three months ended June 30, 2010, the Company sold two held for sale facilities in the Original Equipment – North America segment for net proceeds of $1,539, and recognized a gain on these sales of $1,026.  The Company is currently marketing the remaining facilities for sale.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky closure was completed in the first quarter of fiscal 2011.  The Logansport, Indiana closure is anticipated to be completed during the second quarter of fiscal 2011 and the Camdenton, Missouri closure is anticipated to be completed in fiscal 2012.

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,729 of termination charges, $1,863 of pension curtailment charges and $19,088 of other closure costs, in the aggregate.  Further additional costs of approximately $4,200 are anticipated to be incurred through fiscal 2012, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $7,000 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three months ended June 30, 2010 and 2009 were comprised of the following, related to the above-described restructuring activities:

	Three months ended June 30
	2010	2009
Termination Benefits:
Balance, April 1	$4,740	$21,412
Additions	81	1,300
Adjustments	-	(104)
Effect of exchange rate changes	(66)	555
Payments	(1,382)	(8,454)
Balance, June 30	$3,373	$14,709

The following is the summary of restructuring and other repositioning costs recorded related to the above-described programs during the three months ended June 30, 2010 and 2009:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2010	2009
Restructuring expense:
Employee severance and related benefits	$81	$1,196

Other repositioning costs:
Consulting fees	-	962
Miscellaneous other closure costs	1,633	925
Total other repositioning costs	1,633	1,887
Total restructuring and other repositioning costs	$1,714	$3,083

Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2010 as follows: $1,633 was recorded as a component of cost of sales and $81 was recorded as restructuring expense.  Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2009 as follows: $925 was recorded as a component of cost of sales; $962 was recorded as a component of selling, general and administrative expenses; and $1,196 was recorded as restructuring expense.

Note 12: Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of its South Korean-based heating, ventilating and air conditioning (HVAC) business.  Based on the accounting for the disposal of long-lived assets, it was determined that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.  On December 23, 2009, the Company sold 100 percent of the shares of the South Korean-based HVAC business.  The Company recorded a cumulative loss on sale, net of taxes, of $611 during the third and fourth quarters of fiscal 2010.  During the first quarter of fiscal 2011, the Company recognized an additional loss on sale, net of taxes, of $6.

The following results of the South Korean business have been presented as loss from discontinued operations in the consolidated statement of operations:

Three months ended June 30, 2009
Net sales	$37,562
Cost of sales and other expenses	46,372
Loss before income taxes	(8,810)
Provision for income taxes	51
Loss from discontinued operations	$(8,861)

During the first quarter of fiscal 2010, the Company recorded a loss of $7,646 on the South Korean asset group to reduce its carrying value to the estimated fair value less costs to sell.

During the first quarter of fiscal 2011, the Company recorded environmental cleanup and remediation expenses of $32 as a component of loss from discontinued operations related to a facility in The Netherlands that was sold as part of the spin off of the Company’s Aftermarket business on July 22, 2005.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2011, by segment and in the aggregate, are summarized in the following table:

	OE -Asia	South America	Commercial Products	Total

Balance, March 31, 2010	$520	$13,869	$15,163	$29,552
Fluctuations in foreign currency	(1)	(200)	(208)	(409)
Balance, June 30, 2010	$519	$13,669	$14,955	$29,143

Intangible assets are comprised of the following:

	June 30, 2010			March 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	8,633	(2,974)	5,659	8,726	(2,860)	5,866
Other intangibles	412	(350)	62	416	(337)	79
Total amortized intangible assets	12,997	(7,276)	5,721	13,094	(7,149)	5,945
Unamortized intangible assets:
Tradename	928	-	928	943	-	943
Total intangible assets	$13,925	$(7,276)	$6,649	$14,037	$(7,149)	$6,888

Amortization expense for the three months ended June 30, 2010 and 2009 was $161 and $171, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2011 through 2016 and beyond is as follows:

Fiscal	Estimated Amortization
Year	Expense

Remainder of 2011	$484
2012	576
2013	576
2014	576
2015	576
2016 & Beyond	2,933

Note 14: Indebtedness

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has $60,726 outstanding on 10.0 percent Senior Notes, maturing on September 29, 2015 (“2015 Notes”), and $40,484 outstanding on 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes A”) and $20,242 outstanding on 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes B”).  As of June 30, 2010, the Company also had $25,600 outstanding under its $142,110 domestic revolving credit facility which is due to expire in July 2011.  At March 31, 2010, the Company had $7,500 outstanding on this domestic revolving credit facility.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of June 30, 2010.

At June 30, 2010, the Company had $112,612 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $33,540.  On May 10, 2010, Modine Holding GmbH and Modine Europe GmbH, subsidiaries of the Company, entered into a Credit Facility Agreement with an available line of 15,000 euro ($18,344 U.S. equivalent) with Deutsche Bank AG.  The credit facility is available until May 9, 2012 and is secured by the assets of Modine Holding GmbH and its subsidiaries.  In the aggregate, the Company had total available lines of credit of $146,152 at June 30, 2010.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2010 and March 31, 2010, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $129,215 and $131,960 at June 30, 2010 and March 31, 2010, respectively.

At June 30, 2010 and March 31, 2010, the Company had short-term debt of $4,448 and $3,011, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by reputable institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 30, 2010 and March 31, 2010, approximately 47 percent of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-currency-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at June 30, 2010 as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•	$2,300 loan to its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011;
•	$13,320 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$1,834 loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and
•	$41,071 between two loans to its wholly owned subsidiary, Modine Holding GmbH, with various maturity dates through January 31, 2020.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at June 30, 2010.

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

Commodity Derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of this commodity.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum impact earnings.

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

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2010 and March 31, 2010 are as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Balance Sheet Location	June 30, 2010	March 31, 2010
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Accrued expenses and other current liabilities	$1,820	$1,243

The amounts recorded in accumulated other comprehensive (loss) income (AOCI) and in the consolidated statement of operations for the three months ended June 30, 2010 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$2,597	Cost of sales	$83
Interest rate derivative	495	Interest expense	109
Total	$3,092		$192

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

Trading securities
The Company’s trading securities are a mix of various investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets (such as New York Stock Exchange (NYSE)) and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.

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

Deferred compensation obligation
The fair value of the deferred compensation obligation is recorded at the fair value of the investments held by the deferred compensation trust.  As noted above, the fair values for the securities are the market values directly from active markets (such as NYSE) and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.

For the three months ended June 30, 2010, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$897	$11	$-	$908
Total assets	$897	$11	$-	$908

Liabilities:
Derivative financial instruments	$-	$1,820	$-	$1,820
Deferred compensation obligation	1,922	11	-	1,933
Total liabilitites	$1,922	$1,831	$-	$3,753

Note 18: Product Warranties and Other Commitments

Product warranties: Modine provides product warranties for its assorted product lines with warranty periods generally ranging from one to ten years, with the majority falling within a two- to four-year time period.  The Company accrues for estimated future warranty costs in the period in which the sale is recorded, and warranty expense estimates are forecasted based on the best information available using analytical and statistical analysis of both historical and current claim data.  These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.

Changes in the warranty liability were as follows:

	Three months ended June 30
	2010	2009
Balance, April 1	$13,126	$9,107
Accruals for warranties issued in current period	1,342	1,272
Reversals related to pre-existing warranties	(143)	(214)
Settlements made	(1,308)	(1,670)
Effect of exchange rate changes	(401)	639
Balance, June 30	$12,616	$9,134

Commitments: At June 30, 2010, the Company had capital expenditure commitments of $25,365.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

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

The following is a summary of net sales, earnings (loss) from continuing operations before income taxes and total assets by segment:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2010	2009
Sales :
Original Equipment - Asia	$12,032	$6,294
Original Equipment - Europe	132,174	105,268
Original Equipment - North America	129,957	91,518
South America	36,843	22,641
Commercial Products	39,804	34,364
Segment sales	350,810	260,085
Corporate and administrative	409	846
Eliminations	(6,050)	(7,299)
Sales from continuing operations	$345,169	$253,632

Operating earnings (loss):
Original Equipment - Asia	$(406)	$(1,604)
Original Equipment - Europe	9,917	2,206
Original Equipment - North America	6,940	2,746
South America	3,811	1,193
Commercial Products	3,563	2,425
Segment earnings	23,825	6,966
Corporate and administrative	(9,710)	(11,930)
Eliminations	11	92
Other items not allocated to segments	(7,706)	246
Earnings (loss) from continuing operations before income taxes	$6,420	$(4,626)

	June 30, 2010	March 31, 2010
Assets:
Original Equipment - Asia	$68,549	$62,952
Original Equipment - Europe	334,225	362,202
Original Equipment - North America	214,762	216,933
South America	88,022	88,240
Commercial Products	80,059	78,545
Corporate and administrative	35,217	31,539
Assets held for sale	8,562	9,870
Eliminations	(9,158)	(10,029)
Total assets	$820,238	$840,252

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

•	Manufacturing realignment – aligning the manufacturing footprint to maximize asset utilization and improve the Company’s cost competitive position;
•	Portfolio rationalization – identifying products or businesses which should be divested or exited as they do not meet required financial metrics;
•	Selling, general and administrative (SG&A) expense reduction – reducing SG&A expenses and SG&A expenses as a percentage of sales through diligent cost containment actions; and
•	Capital allocation discipline – allocating capital spending to operating segments and business programs that are likely to provide the highest return on investment.

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

•
Pension assets – ensuring that investments within these plans provide reasonable diversification, monitoring to ensure that portfolio managers and investment consultants are adhering to the Company’s investment policies and directives, and to ensure limited exposure to high risk securities and other similar assets; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings.

Counterparty risks:  The adverse events in the global financial and economic markets over the past two years have also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough review of customer credit reports and accounts receivable aging reports by internal credit resources;
•	Suppliers – implementing a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have acceptable credit ratings.

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of five sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and a scrap metal site known as Chemetco (Illinois).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  Costs anticipated for the remedial settlement of these sites cannot be reasonably determined at this time; however those costs are not believed to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.  In addition, Modine is voluntarily participating in the care for an inactive landfill owned by the City of Trenton (Missouri).

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

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $2,982 and $3,048 at June 30, 2010 and March 31, 2010, respectively.  Additional reserves of $32 were recorded during the three months ended June 30, 2010 as a component of loss from discontinued operations.  No additional reserves were recorded during the three months ended June 30, 2009.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until they are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2010 is the first quarter of fiscal 2011.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2011 improved significantly from the first quarter of fiscal 2010, driven by an overall increase in sales volumes, primarily within the commercial vehicle and off-highway markets in North America and South America, as well as within the European automotive market.  Gross margin improved with these increased sales volumes, reflecting the operating leverage generated through our reduced fixed cost structure.  Selling, general and administrative (SG&A) expenses increased from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, as anticipated, due to our reinvestment in the business, increased pension costs and higher employee compensation.  Our first quarter fiscal 2011 results included foreign currency exchange losses on inter-company loans denominated in foreign currency.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 30, 2010 and 2009:

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	345.2	100.0%	253.6	100.0%
Cost of sales	289.2	83.8%	217.8	85.9%
Gross profit	56.0	16.2%	35.9	14.1%
Selling, general and administrative expenses	41.8	12.1%	38.5	15.2%
Restructuring expense	0.1	0.0%	1.2	0.5%
Impairment of long-lived assets	-	0.0%	1.0	0.4%
Income (loss) from operations	14.1	4.1%	(4.9)	-1.9%
Interest expense	4.1	1.2%	5.5	2.2%
Other expense (income) - net	3.6	1.0%	(5.7)	-2.2%
Earnings (loss) from continuing operations before income taxes	6.4	1.9%	(4.6)	-1.8%
Provision for income taxes	3.3	1.0%	1.0	0.4%
Earnings (loss) from continuing operations	3.1	0.9%	(5.6)	-2.2%

First quarter net sales of $345.2 million were 36.1 percent higher than the $253.6 million reported in the first quarter of last year driven by increases in overall sales volumes, partially offset by a $5.0 unfavorable impact of foreign currency exchange rate changes.  Automotive and medium/heavy duty truck sales improved 25.4 percent and 27.2 percent, respectively, compared to the first quarter of fiscal 2010.

During the first quarter of fiscal 2011, gross margin improved 210 basis points from 14.1 percent in the first quarter of fiscal 2010 to 16.2 percent in the first quarter of fiscal 2011.  The improvement in gross margin is the result of previous reductions in direct and indirect costs in the manufacturing facilities and increased sales volumes.

SG&A expenses increased $3.3 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, yet decreased 310 basis points as a percentage of sales.  The increase in SG&A expenses is primarily the result of reinvestment in the business, including higher compensation expense, and higher pension costs.

Index

Results from operations improved $19.0 million from the loss from operations of $4.9 million in the first quarter of fiscal 2010 to income from operations of $14.1 million in the first quarter of fiscal 2011.  The higher sales volumes and improvement in gross margin were the primary factors contributing to this improvement in results from operations.

Interest expense decreased $1.4 million over the comparable quarter, primarily driven by the decreased outstanding borrowings.

Other expense of $3.6 million in the first quarter of fiscal 2011 represents a $9.3 million change from other income of $5.7 million reported during the first quarter of fiscal 2010.  Other expense in the first quarter of fiscal 2011 consisted primarily of foreign currency exchange losses on inter-company loans denominated in a foreign currency while other income in the first quarter of fiscal 2010 consisted primarily of foreign currency exchange gains on inter-company loans denominated in a foreign currency.  In addition, we sold our 50 percent ownership interest in Anhui Jianghaui Mando Climate Control Co. Ltd. resulting in a gain of $1.5 million during the first quarter of fiscal 2010.

During the first quarter of fiscal 2011, we recorded a $3.3 million provision for income taxes, which represents an effective tax rate of 51.4 percent.  This compares to a provision for income taxes of $1.0 million recorded during the first quarter of fiscal 2010, which represented a 22.0 percent effective tax rate.  During the first quarter of fiscal 2011, we recorded a valuation allowance of $2.7 million predominately against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.

Earnings from continuing operations of $3.1 million for the first quarter of fiscal 2011 represent a $8.7 million improvement from the loss from continuing operations of $5.6 million for the first quarter of fiscal 2010.  In addition, diluted earnings per share from continuing operations of $0.07 increased $0.25 from diluted loss per share from continuing operations of $0.18 for this same period last year.  The increase in sales volumes and improved gross margin were the primary drivers of this increase.

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	12.0	100.0%	6.3	100.0%
Cost of sales	10.9	90.8%	6.6	104.8%
Gross profit	1.1	9.2%	(0.3)	-4.8%
Selling, general and administrative expenses	1.5	12.5%	1.3	20.6%
Loss from continuing operations	(0.4)	-3.3%	(1.6)	-25.4%

The Original Equipment – Asia segment continues to operate in an expansion phase.  Net sales increased $5.7 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 due to new program launches within this segment.  Gross profit and loss from continuing operations improved from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 due to increased sales.

Index

Original Equipment - Europe

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	132.2	100.0%	105.3	100.0%
Cost of sales	111.7	84.5%	91.8	87.2%
Gross profit	20.5	15.5%	13.5	12.8%
Selling, general and administrative expenses	10.5	7.9%	10.9	10.4%
Restructuring expense	0.1	0.1%	0.2	0.2%
Impairment of long-lived assets	-	0.0%	0.2	0.2%
Income from continuing operations	9.9	7.5%	2.2	2.1%

Original Equipment – Europe net sales increased $26.9 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, driven by a $36.6 million increase in underlying vehicular sales volumes partially offset by a $9.7 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $7.0 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 and gross margin improved 270 basis points to 15.5 percent from 12.8 percent over this same period.  The improvement in gross margin is primarily attributable to a significant reduction in direct and indirect costs in the European manufacturing facilities and the increased sales volumes.  SG&A expenses are comparable from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 yet decreased as a percentage of sales due to the positive impact of SG&A cost containment efforts.  A long-lived asset impairment charge of $0.2 million was recorded in the first quarter of fiscal 2010 related to an investment in an affiliate with an “other than temporary” decline in value.  Income from operations increased $7.7 million, primarily due to the improved gross margin and significant increase in sales volumes.

Original Equipment - North America

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	130.0	100.0%	91.5	100.0%
Cost of sales	113.7	87.5%	79.4	86.8%
Gross profit	16.3	12.5%	12.1	13.2%
Selling, general and administrative expenses	9.4	7.2%	8.5	9.3%
Restructuring expense	-	0.0%	0.1	0.1%
Impairment of long-lived assets	-	0.0%	0.8	0.9%
Income from continuing operations	6.9	5.3%	2.7	3.0%

Original Equipment – North America net sales increased $38.5 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, primarily driven by improvements in the North American truck and off-highway markets.  Gross margin decreased 70 basis points to 12.5 percent during the first quarter of fiscal 2011 from 13.2 percent during the first quarter of fiscal 2010 due to higher year-over-year commodity costs which more than offset improved operating leverage on higher sales volume.  SG&A expenses increased $0.9 million primarily due to higher engineering and development costs and higher pension costs partially offset by a $1.0 million gain on the sale of two manufacturing facilities previously recorded as assets held for sale.  Despite the increase in SG&A expenses, as a percentage of sales SG&A expenses decreased 210 basis points from the first quarter of fiscal 2010 to the first quarter of fiscal 2011 as the increase in sales volumes was greater than the increase in SG&A costs.  A long-lived asset impairment charge of $0.8 million was recorded during the first quarter of fiscal 2010 for a program that was not able to support its asset base.  Income from continuing operations increased $4.2 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, primarily due to the increased sales volumes.

Index

South America

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	36.8	100.0%	22.6	100.0%
Cost of sales	29.4	79.9%	17.8	78.8%
Gross profit	7.4	20.1%	4.8	21.2%
Selling, general and administrative expenses	3.6	9.8%	3.0	13.3%
Restructuring expense	-	0.0%	0.6	2.7%
Income from continuing operations	3.8	10.3%	1.2	5.3%

South America net sales increased $14.2 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, due to increased sales volumes within their off-highway and commercial vehicle markets and a favorable impact on foreign currency exchange rate changes of $5.0 million.  Gross margin decreased from 21.2 percent during the first quarter of fiscal 2010 to 20.1 percent in the first quarter of fiscal 2011, due to year-over-year increased materials pricing which more than offset improved operating leverage on higher sales volume.  SG&A expenses increased $0.6 million largely due to an unfavorable impact of foreign currency exchange rate changes.  Restructuring expense of $0.6 million was recorded during the first quarter of fiscal 2010 related to a workforce reduction within the Brazilian operation.  Income from continuing operations improved $2.6 million, based on the increased sales volumes and the absence of restructuring charges.

Commercial Products

For the three months ended June 30	2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	39.8	100.0%	34.3	100.0%
Cost of sales	29.5	74.1%	26.1	76.1%
Gross profit	10.3	25.9%	8.2	23.9%
Selling, general and administrative expenses	6.7	16.8%	5.5	16.0%
Restructuring expense	-	0.0%	0.3	0.9%
Income from continuing operations	3.6	9.0%	2.4	7.0%

Commercial Products net sales increased $5.5 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, due to higher market penetration iwht new product introductions.  Gross margin increased 200 basis points to 25.9 percent during the first quarter of fiscal 2011 from 23.9 percent during the first quarter of fiscal 2010, with the increased sales volumes and performance improvements.  SG&A expenses increased $1.2 million from the first quarter of fiscal 2010 to the first quarter of fiscal 2011, due to an investment in additional resources within the segment and higher commission costs due to increased sales.  Income from continuing operations improved $1.2 million to $3.6 million in the first quarter of fiscal 2011 from $2.4 million in the first quarter of fiscal 2010 largely related to the increased sales volumes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.

Cash used for operating activities was $21.4 million for the three months ended June 30, 2010 as compared to cash provided by operating activities of $8.0 million for the three months ended June 30, 2009.  While operating results improved year-over-year, this increase was more than offset by an investment in working capital balances.  The most significant working capital increase was in accounts receivable, which reduced operating cash flows by $26.2 million as we invested in accounts receivable to support an increase in net sales.  Days sales outstanding increased 4 days to 47 days during the first quarter of fiscal 2011 as we return to more traditional payment terms with certain of our customers.  In addition, we elected to make a $10.5 million contribution to our U.S. pension plan in the first quarter of fiscal 2011 which contributed to the decline in cash flow from operations.

Index

At June 30, 2010, we had capital expenditure commitments of $25.4 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.  Our capital spending is limited under our amended credit agreements to $75.0 million for fiscal year 2011 and $70.0 million for all fiscal years thereafter.

Outstanding indebtedness increased $18.8 million to $158.0 million at June 30, 2010 from the March 31, 2010 balance of $139.2 million, as a result of our investment in working capital and the contribution to our domestic pension plan.  Our cash balances decreased $9.4 million from $43.7 million at March 31, 2010 to $34.3 million at June 30, 2010.

At June 30, 2010, we had $112.6 million available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China totaling $33.6 million at June 30, 2010.  In the aggregate, total available lines of credit of $146.2 million existed at June 30, 2010.  On May 10, 2010, Modine Holding GmbH and Modine Europe GmbH, subsidiaries of the Company, entered into a 15.0 million euro ($18.3 million U.S. equivalent) Credit Facility Agreement to replace an existing 15.0 million euro credit facility.  The availability of funds under the credit facilities is subject to our ability to remain in compliance with the financial covenants and limitations in our respective debt agreements.

We believe that our internally generated operating cash flows, working capital management efforts and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy operating costs and capital expenditures in the foreseeable future.

Intercreditor Agreement

At June 30, 2010, there was $25.6 million outstanding under the revolving credit facility, which represented an increase from the $7.5 million outstanding balance at March 31, 2010.  In addition, at June 30, 2010, we had $121.5 million, in aggregate, outstanding on the senior notes.

In conjunction with the First Amendment to Credit Agreement and Waiver with our primary lenders and Waiver and Second Amendment to the Note Purchase Agreements with the senior note holders each dated as of February 17, 2009, the primary lenders and senior note holders entered into a Collateral Agency and Intercreditor Agreement, to which we consented.  This agreement provides for the sharing of payments received in respect of the collateral secured in accordance with the above-mentioned agreements and the guarantees provided by the Company to the primary lenders and senior note holders.  On September 18, 2009, the primary lenders and senior note holders entered into a First Amendment to Collateral Agency and Intercreditor Agreement (“Intercreditor Agreement”), to which we consented.  Under the terms of the Intercreditor Agreement, 90 days after the expiration of our revolving credit facility in July 2011, certain actions may be required in order to preserve a stated ratio relative to the Company’s indebtedness to the primary lenders on the one hand and the senior note holders on the other.  This portion of the Intercreditor Agreement, if triggered, would require the primary lenders to pay the senior note holders to preserve the relative position of those two groups that existed when the Intercreditor Agreement was executed.  If the outstanding balance on the revolving credit facility at October 2011 is the same as it was as of June 30, 2010, the primary lenders would be required to pay approximately $31 million to the senior note holders at that time.

We currently anticipate refinancing our revolving credit facility in the second quarter of fiscal 2011, well before its expiration in July 2011.  In the unlikely event that we are unable to complete the refinancing of the revolving credit facility prior to October 2010 (one year prior to the potential rebalancing described above), and if the Intercreditor Agreement terms remain in their current state, we may be required to classify the above-described payment from the primary lenders to the senior note holders as a current liability in our Consolidated Balance Sheet.  This current liability classification would be required as we may need to reimburse the primary lender for the rebalancing payment made to the senior note holders.  If that were to occur, we believe that our existing cash balances, internally generated operating cash flows and availability on our revolving credit facilities would be sufficient to fund this required payment and any potential associated obligations.  In addition to the referenced intention to refinance our revolving credit facility, we are also considering the simultaneous repayment and replacement of the senior notes.  If completed, we anticipate that this initiative would include an amendment to and/or restatement of the Intercreditor Agreement to eliminate the above-described rebalancing payment.  In addition, upon completion of the repayment and replacement of the senior notes, we would be required to pay a prepayment penalty of approximately $14 million to $18 million to the holders of the senior notes.

Index

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  We are subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as our earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $34.0 million of cash restructuring and repositioning charges, and further adjusted to add back depreciation and amortization expense.  Adjusted EBITDA does not represent, and should not be considered, an alternative to earnings (loss) from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

Our adjusted EBITDA for the four consecutive quarters ended June 30, 2010 was $101.3 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Total
(Loss) earnings from continuing operations	$(4,886)	$2,125	$(11,895)	$3,119	$(11,537)
Consolidated interest expense	9,643	3,793	3,993	4,108	21,537
Provision for income taxes	871	238	7,707	3,301	12,117
Depreciation and amortization expense (a)	16,183	16,045	15,329	14,578	62,135
Non-cash charges (b)	3,264	583	4,662	5,187	13,696
Restructuring and repositioning (income) charges (c)	(2,334)	2,463	1,557	1,714	3,400
Adjusted EBITDA	$22,741	$25,247	$21,353	$32,007	$101,348

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

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

Index

(dollars in thousands)

	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Total
Long-lived asset impairments	$3,849	$273	$1,432	$-	$5,554
Non-cash restructuring and repositioning charges	767	718	1,006	-	2,491
Exchange (gains) losses on intercompany loans	(1,226)	(412)	1,939	5,187	5,488
Provision for uncollectible notes receivable	(327)	4	(214)	-	(537)
Supplemental executive retirement plan settlement	201	-	499	-	700
Non-cash charges	$3,264	$583	$4,662	$5,187	$13,696

(c)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended June 30, 2010 was 5.55, which exceeded the minimum requirement of 2.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended June 30, 2010

Consolidated interest expense	$21,537
Less: Prepayment penalty classified as interest	(3,449)
Plus: Other items (a)	172
Total consolidated interest expense	$18,260

Adjusted EBITDA	$101,348

Interest expense coverage ratio	5.55

(a)  Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended June 30, 2010 was 1.63, which was below the maximum ratio of 5.50 allowed in our debt agreements.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended June 30, 2010

Debt per balance sheet	$157,998
Less: Cash collateral on commodity derivatives	(3,000)
Plus: Indebtedness attributed to sales of accounts receivable	2,925
Commodity derivative liability	1,820
Standby letters of credit	5,677
Total consolidated debt	$165,420

Adjusted EBITDA	$101,348

Leverage ratio	1.63

We expect to remain in compliance with the interest expense coverage ratio and leverage ratio covenants through the remainder of fiscal 2011 and through the term of the revolving credit facility, based on our projected financial results.

Index

In addition to the interest expense coverage ratio and leverage ratio covenants, we are not permitted to incur capital expenditures greater than $75.0 million for fiscal year 2011 and greater than $70.0 million for all fiscal years thereafter.  We expect to remain in compliance with this covenant for the remainder of fiscal 2011 and beyond.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfers of financial assets which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special –purpose entity,”changes the requirements for derecognizing financial assets and requires additional disclosures.  This guidance is effective for us on a prospective basis on or after April 1, 2010 and had no impact on the consolidated financial statements.

In October 2009, the FASB issued updated guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for multiple-deliverable arrangements and revises the method by which consideration is allocated among the units of accounting.  The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement.  This guidance is effective for us on a prospective basis on or after April 1, 2011.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.  As further discussed under “Liquidity and Capital Resources,” under the terms of the Intercreditor Agreement, the primary lenders may be required to pay approximately $31 million to the senior note holders in October 2011 if a rebalancing of our indebtedness to the primary lenders and the senior note holders is required.  If this rebalancing becomes necessary, it would increase the debt maturities in the 1-3 years column.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $4.1 million as of June 30, 2010.

Outlook

We expect the Company’s results for fiscal 2011 to be better than those in fiscal 2010 as a result of improving trends in the markets the Company serves, the recent strengthening in sales volumes and improved operating leverage.  Compared with the prior fiscal year, we anticipate improved sales across all of our segments, particularly in the commercial vehicle and off-highway markets in North America and the premium automotive market in Europe.  We believe that this increase in revenue will be partially offset by the wind-down of certain automotive, passenger thermal management and commercial vehicle business within the Original Equipment – North America segment.  We expect gross margin to be positively impacted by the sales volume improvements given our improved operating leverage.  We project that commodity prices and currency rates will remain relatively stable for the remainder of fiscal 2011.  We anticipate SG&A expenses to increase as a result of reinvestment in the business to capitalize on long-term growth drivers, higher pension expense, increased employee total compensation and engineering and development expense as sales volumes increase.

Index

We anticipate refinancing our domestic revolving credit facility and are also considering the simultaneous repayment and replacement of the Company’s senior notes.  If the Company repays and replaces the senior notes, the Company would be required to pay a prepayment penalty of approximately $14 million to $18 million to the holders of the senior notes.  In addition, interest expense in fiscal 2011 may also include the recognition of capitalized debt issuance costs and interest rate derivatives related to these senior notes.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rate fluctuations (particularly the value of the euro relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

•	The impact the weak global economy is having on Modine, its customers and its suppliers and any worsening of such economic conditions;

•	The nature of the vehicular industry, including the failure of build rates to return to pre-recessionary levels and the dependence of these markets on the health of the economy;

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum and copper;

•	Modine’s ability or inability to pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

•	Modine’s ability to successfully execute its four-point plan, including its ability to successfully implement restructuring plans and drive cost reductions as a result;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and price reduction pressures from its customers;

•	Modine’s ability to obtain profitable business at its new facilities in China, Hungary, Mexico and India and to produce quality products at these facilities;

•	Unanticipated problems with suppliers meeting Modine’s time and price demands;

Index

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated warranty claims;

•	Work stoppages or interference at Modine’s facilities or those of its major customers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Financial Risks:

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments in the event of any continued decline and disruption in the credit markets;

•
Modine’s ability to refinance its revolving credit facility and senior notes in a timely and favorable manner and to remain in compliance with its debt agreements and financial covenants going forward; and

•	Modine’s ability to realize future tax benefits.

In addition to the risks set forth above, Modine is subject to other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.  Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, credit risk, economic risk and commodity price risk.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a Japanese company.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three months ended June 30, 2010, the Company experienced a general strengthening of the U.S. dollar to these foreign currencies, which resulted in an unfavorable translation adjustment of $22.9 million.  For the three months ended June 30, 2009, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, particularly the euro, which resulted in a favorable currency translation adjustment of $26.8 million.  At June 30, 2010 and March 31, 2010, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $94.5 million and $88.5 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $9.5 million and $8.9 million, respectively.  This sensitivity analysis assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Index

The Company has, from time to time, certain foreign-currency-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of June 30, 2010, there were no third party foreign-denominated, long-term debt obligations.  The Company had inter-company loans outstanding at June 30, 2010 as follows:

•	$2.3 million loan to its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil), that matures on May 8, 2011;
•	$13.3 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$1.8 million loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and
•	$41.1 million between two loans to its wholly owned subsidiary, Modine Holding GmbH, with various maturity dates through January 31, 2020.

These inter-company loans are sensitive to movements in foreign exchange rates, and the Company does not have any derivative instruments which hedge this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 475 basis points.  The Company is subject to future fluctuations in LIBOR, that would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by $0.3 million for the fiscal year based on the June 30, 2010 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of accumulated other comprehensive (loss) income, and are being amortized to interest expense over the respective lives of the borrowings.  During the three months ended June 30, 2010 and 2009, $0.1 million of expense was recorded in the consolidated statement of operations related to the amortization of interest rate derivative losses.  At June 30, 2010, $0.5 million of net unrealized losses remained deferred in accumulated other comprehensive (loss) income.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments with comparable maturities.  The book value of the debt approximates fair value, with the exception of the $121.5 million fixed rate notes, which have a fair value of approximately $129.2 million at June 30, 2010.

As of June 30, 2010, long-term debt matures as follows:

Index

Years ending March 31,
	Expected Maturity Date
Long-term debt in ($000's)	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate (U.S. dollars)	-	$9,375	$18,750	$23,438	$32,601	$37,288	$121,452
Average interest rate	-	9.56%	9.56%	9.56%	9.56%	9.56%	9.56%
Variable rate (U.S. dollars)	-	$25,600					$25,600
Average interest rate	-	5.87%					5.87%

As further discussed under “Liquidity and Capital Resources,” under the terms of the Intercreditor Agreement the primary lenders may be required to pay approximately $31 million to the senior note holders in October 2011 if a rebalancing of the Company’s indebtedness to the primary lenders and the senior note holders is required.  If this rebalancing becomes necessary, it would accelerate the debt maturities from the “thereafter” column.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news.  Approximately 47 percent of the trade receivables balance at June 30, 2010 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict the future financial condition of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The adverse events in the global financial markets over the past two years have increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at June 30, 2010;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide reasonable diversification, ensure that portfolio managers and investment consultants are adhering to the Company’s investment policies and directives, and ensure limited exposure to high risk securities and other similar assets.  The Company believes it has good investment policies and controls and proactive, responsible investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans have decreased based upon declining market valuations and volatility; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings. The Company has not identified any concerns in this regard through its review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the truck, heavy equipment, automotive and commercial heating and air conditioning markets.  The adverse events in the global financial markets have created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets. The Company is responding to these market conditions through its continued implementation of its four-point plan, which includes manufacturing realignment, portfolio rationalization, SG&A expense reduction and capital allocation discipline.

Index

The Company continues to monitor economic conditions in the U.S. and elsewhere.  As Modine expands its global presence, it also encounters risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  The Company continues to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the foreseeable associated risks and benefits. Success in new markets is dependent upon the Company's ability to commercialize its investments.  Current examples of new and emerging markets for Modine include those related to exhaust gas recirculation, waste heat recovery and residential fuel cells.  Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets emerge.

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

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  However, the risks associated with any market downturn are still present.

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

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum earnings.  During the three months ended June 30, 2010 and 2009, $0.1 million and $3.1 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At June 30, 2010, $2.6 million of unrealized losses remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 60 months.

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

As of June 30, 2010, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

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

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At June 30, 2010, all counterparties had a sufficient long-term credit rating.

Index

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2010.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2011 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 25, 2010

10.1	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of May 10, 2010		X

31.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Thomas A. Burke, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance,
Chief Financial Officer and Treasurer*

Date:  August 3, 2010

* Executing as both the principal financial officer and a duly authorized officer of the Company