Form 10-Q
period 2010-09-30
MODINE MANUFACTURING CO
filed 2010-11-05
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,430,322 at October 29, 2010.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Net sales	$345,902	$282,298	$691,071	$535,930
Cost of sales	288,275	239,939	574,770	457,706
Gross profit	57,627	42,359	116,301	78,224
Selling, general and administrative expenses	45,272	37,017	87,040	75,564
Restructuring (income) expense	(40)	(3,159)	41	(1,963)
Impairment of long-lived assets	1,226	3,849	1,226	4,843
Income (loss) from operations	11,169	4,652	27,994	(220)
Interest expense	23,529	9,643	27,637	15,102
Other income – net	(5,610)	(976)	(2,012)	(6,681)
(Loss) earnings from continuing operations before income taxes	(6,750)	(4,015)	2,369	(8,641)
Provision for income taxes	5,012	871	8,727	1,887
Loss from continuing operations	(11,762)	(4,886)	(6,358)	(10,528)
Loss from discontinued operations (net of income taxes)	(2,900)	(1,571)	(2,932)	(10,432)
Loss on sale of discontinued operations (net of income taxes)	(70)	-	(76)	-
Net loss	$(14,732)	$(6,457)	$(9,366)	$(20,960)

Loss from continuing operations per common share:
Basic	$(0.26)	$(0.15)	$(0.14)	$(0.32)
Diluted	$(0.26)	$(0.15)	$(0.14)	$(0.32)

Net loss per common share:
Basic	$(0.32)	$(0.19)	$(0.20)	$(0.64)
Diluted	$(0.32)	$(0.19)	$(0.20)	$(0.64)

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and March 31, 2010
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$43,443	$43,657
Short term investments	2,600	1,239
Trade receivables, less allowance for doubtful accounts of $2,159 and $2,831	195,983	167,745
Inventories	115,504	99,559
Deferred income taxes and other current assets	50,816	43,242
Total current assets	408,346	355,442
Noncurrent assets:
Property, plant and equipment – net	411,653	418,616
Investment in affiliates	3,532	3,079
Goodwill	30,749	29,552
Intangible assets – net	6,752	6,888
Assets held for sale	8,729	9,870
Other noncurrent assets	12,865	16,805
Total noncurrent assets	474,280	484,810
Total assets	$882,626	$840,252
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,402	$3,011
Long-term debt – current portion	121	234
Accounts payable	151,163	142,209
Accrued compensation and employee benefits	68,816	66,268
Income taxes	9,731	7,527
Accrued expenses and other current liabilities	60,760	52,151
Total current liabilities	296,993	271,400
Noncurrent liabilities:
Long-term debt	160,563	135,952
Deferred income taxes	12,221	10,830
Pensions	61,736	74,270
Postretirement benefits	7,610	8,007
Other noncurrent liabilities	18,803	15,707
Total noncurrent liabilities	260,933	244,766
Total liabilities	557,926	516,166
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 46,983 and 46,815 shares	29,364	29,260
Additional paid-in capital	163,552	159,854
Retained earnings	189,054	198,421
Accumulated other comprehensive loss	(43,348)	(49,183)
Treasury stock at cost: 554 shares	(13,922)	(13,922)
Deferred compensation trust	-	(344)
Total shareholders' equity	324,700	324,086
Total liabilities and shareholders' equity	$882,626	$840,252

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Six months ended September 30
	2010	2009

Cash flows from operating activities:
Net loss	$(9,366)	$(20,960)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	28,325	33,076
Impairment of long-lived assets	1,226	12,489
Other – net	4,862	(631)
Net changes in operating assets and liabilities, excluding dispositions	(40,911)	(5,105)
Net cash (used for) provided by operating activities	(15,864)	18,869

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20,199)	(33,947)
Proceeds from dispositions of assets	4,647	4,941
Settlement of derivative contracts	(183)	(5,438)
Other – net	3,746	3,418
Net cash used for investing activities	(11,989)	(31,026)

Cash flows from financing activities:
Short-term debt – net	3,273	(4,578)
Borrowings of long-term debt	218,963	49,691
Repayments of long-term debt	(194,277)	(116,422)
Book overdrafts	(407)	(2,048)
Issuance of common stock	-	93,589
Other – net	15	(488)
Net cash provided by financing activities	27,567	19,744

Effect of exchange rate changes on cash	72	3,722
Change in cash balances held for sale	-	(196)
Net (decrease) increase in cash and cash equivalents	(214)	11,113

Cash and cash equivalents at beginning of period	43,657	43,536
Cash and cash equivalents at end of period	$43,443	$54,649

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States and such principles were applied on a basis consistent with the preparation of the consolidated financial statements of Modine Manufacturing Company (Modine or the Company) Annual Report included in the Form 10-K for the year ended March 31, 2010 filed with the Securities and Exchange Commission.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The March 31, 2010 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  In addition, certain notes and other information have been condensed or omitted from these interim financial statements.  Therefore, such statements should be read in conjunction with the consolidated financial statements and related notes contained in Modine’s Annual Report on Form 10-K for the year ended March 31, 2010.

Note 2: Significant Accounting Policies and Change in Accounting Principles

Restricted cash:  At September 30, 2010 and March 31, 2010, the Company had long-term restricted cash of $2,215 and $1,926, respectively, included in other noncurrent assets to secure long-term employee compensation arrangements for certain employees in Europe.  At March 31, 2010, the Company had long-term restricted cash of $4,000 included in other noncurrent assets primarily as collateral for unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.  There was no collateral required on commodity derivatives at September 30, 2010.

Assets held for sale:  The Company considers assets or businesses to be held for sale when management approves and commits to a formal plan to actively market the asset or business for sale at a price reasonable in relation to its fair value, the asset or business is available for immediate sale in its present condition, the sale of the asset or business is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the assets or assets of the business are recorded at the lower of their carrying value or their estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.  Assets held for sale totaling $8,729 and $9,870 at September 30, 2010 and March 31, 2010, respectively, represent certain facilities that the Company has closed or intends to close and is currently marketing for sale.  During the six months ended September 30, 2010, the Company sold two facilities previously classified as held for sale for net proceeds of $1,539.  The Company recognized a gain on these sales of $1,026, which has been reflected as a component of selling, general and administrative expenses.

Out of period adjustments:  During the three months ended September 30, 2010, the Company identified a $3,292 postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility, of which $2,944 related to prior periods and $348 related to the current quarter.  The Company recorded $1,217 in the Original Equipment – North America segment during the three months ended September 30, 2010 for the portion of the postretirement curtailment gain that should have been recorded in the fourth quarter of fiscal 2010.  This adjustment was not considered material to the fiscal 2010 financial statements or the current quarter, and resulted in decreased costs of sales of $1,217, increased pre-tax and post-tax results of $1,217 and decreased diluted loss per share from continuing operations of $0.03.  In addition, the Company identified that $1,727 of the postretirement curtailment gain should have been recorded during the first quarter of fiscal 2011 and identified a $972 gain from a commercial settlement in the Original Equipment – Europe segment that should have been recorded during the first quarter of fiscal 2011 as well.  These first quarter adjustments totaling $2,699 were not considered material to the previously issued first quarter fiscal 2011 financial statements.  Accordingly, the Company revised its year-to-date results in this quarterly filing and will revise the first quarter fiscal 2011 results prospectively in future filings.  The revised first quarter fiscal 2011 results reflect decreased cost of sales of $2,699 million, increased provision for income taxes of $414, increased income from continuing operations of $2,285 and increased diluted earnings per share from continuing operations of $0.05.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Accounting standards changes and new accounting pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfers of financial assets, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This guidance is effective for the Company on a prospective basis on or after April 1, 2010 and had no impact on the consolidated financial statements.

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

Note 3: Employee Benefit Plans

During the three months ended September 30, 2010 and 2009, the Company recorded compensation expense of $739 and $1,533, respectively, related to its defined contribution employee benefit plans. During the six months ended September 30, 2010 and 2009, the Company recorded compensation expense of $2,008 and $2,673, respectively, related to its defined contribution employee benefit plans.

During the three and six months ended September 30, 2010, the Company elected to contribute $1,649 and $12,099, respectively, to its U.S. pension plans.

During the three and six months ended September 30, 2009, the Company recorded settlement charges of $281 related to payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

During the three and six months ended September 30, 2010, the Company recorded a postretirement curtailment gain of $1,565 and $3,292 related to the closure of the Harrodsburg, Kentucky manufacturing facility. See Note 2 for further discussion on out of period adjustments.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 30, 2010 and 2009 include the following components:

	Three months ended September 30				Six months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$341	$555	$(3)	$33	$950	$1,111	$22	$65
Interest cost	3,449	3,610	55	165	6,883	7,212	168	330
Expected return on plan assets	(3,944)	(3,766)	-	-	(7,612)	(7,532)	-	-
Amortization of:
Unrecognized net loss (gain)	1,811	600	(78)	(594)	3,834	1,150	(56)	(1,188)
Unrecognized prior service cost (credit)	89	90	(298)	36	178	181	(890)	72
Adjustment for settlement	15	281	-	-	15	281	-	-
Curtailment gain	-	-	(1,565)	-	-	-	(3,292)	-
Net periodic benefit cost (income)	$1,761	$1,370	$(1,889)	$(360)	$4,248	$2,403	$(4,048)	$(721)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $944 and $1,041 for the three months ended September 30, 2010 and 2009, respectively.  Modine recognized stock-based compensation cost of $2,516 and $2,149 for the six months ended September 30, 2010 and 2009, respectively.  The performance component of awards granted under the long-term incentive plan during the first quarter of fiscal 2011 is based on a target compound annual growth rate in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period and a target return on average capital employed (ROACE) at the end of the three year period.  The Company currently considers the attainment of these performance targets to be probable.  Adjusted EBITDA is defined as earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  ROACE is defined as net earnings adding back after tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges; divided by the average total debt plus shareholders’ equity.  No performance shares were granted during fiscal 2010.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,
	2010		2009
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Unrestricted common stock	40.8	$8.91	54.4	$6.69

	Six months ended September 30,
	2010		2009
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Common stock options	303.4	$5.96	666.1	$3.34
Unrestricted common stock	60.3	$8.43	54.4	$6.69
Restricted common stock - retention	97.2	$9.26	153.8	$5.01
Restricted common stock - performance based upon cumulative growth of adjusted EBITDA	175.0	$9.26	-	$-
Restricted common stock - performance based upon ROACE	116.6	$9.26	-	$-

The accompanying table sets forth the assumptions used in determining the fair value for the options:

	Six months ended September 30,
	2010	2009
Expected life of awards in years	6.3	6.1
Risk-free interest rate	2.36%	3.19%
Expected volatility of the Company's stock	77.99%	72.95%
Expected dividend yield on the Company's stock	0.00%	0.00%
Expected forfeiture rate	2.50%	2.50%

The Company was prohibited from making dividend payments under its debt agreements at the time of the awards resulting in an expected dividend yield of 0.00 percent on the Company’s stock.

As of September 30, 2010, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards that will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,532	2.2
Restricted common stock - retention	1,486	3.0
Restricted common stock - performance	2,388	2.3
Total	$5,406	2.5

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Equity earnings (loss) of non-consolidated affiliates	$26	$(187)	$225	$222
Interest income	151	123	321	317
Foreign currency transactions	5,411	1,068	1,394	4,628
Other non-operating income (expense) - net	22	(28)	72	1,514
Total other income - net	$5,610	$976	$2,012	$6,681

Foreign currency transactions for the three and six months ended September 30, 2010 and 2009 were primarily comprised of foreign currency transaction gains on inter-company loans denominated in a foreign currency.

During the six months ended September 30, 2009, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating income – net.

Note 6: Income Taxes

For the three months ended September 30, 2010 and 2009, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 74.2 percent and 21.7 percent, respectively.  During the second quarter of fiscal 2011, the Company continued to record an increase in the valuation allowance of $8,352 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the second quarter of fiscal 2010, the Company recorded a $2,012 valuation allowance primarily related to its net U.S. deferred tax assets.

For the six months ended September 30, 2010 and 2009, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 368.4 percent and 21.8 percent, respectively.  During the six months ended September 30, 2010, the Company continued to record an increase in the valuation allowance of $10,681 predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the six months ended September 30, 2009, the Company recorded a $2,401 valuation allowance primarily related to its net U.S. deferred tax assets.

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes during the three and six months ended September 30, 2010, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision results in an overall income tax expense from continuing operations despite pre-tax domestic losses from continuing operations.  The changing mix of foreign earnings and domestic losses, combined with year-over-year changes in the valuation allowance, are the most significant factors impacting changes in the effective tax rate for the three and six months ended September 30, 2010 and 2009.

The Company allocates income tax expense between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction.  In the periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.  For the three and six months ended September 30, 2010, Modine had an overall loss from its financial statement components other than continuing operations and no allocation of income tax was recorded.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a reconciliation of the effective tax rate for the three and six months ended September 30, 2010:

	Three months ended September 30, 2010
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(16,321)	$9,571	$(6,750)

(Benefit from) provision for income taxes at federal statutory rate	$(5,713)	$3,350	$(2,363)	(35.0%)
State taxes, net of federal benefit	(588)	-	(588)	(8.7)
Taxes on non-U.S. earnings and losses and foreign rate differentials	-	(555)	(555)	(8.2)
Valuation allowance	6,284	2,068	8,352	123.7
Other, net	130	36	166	2.4
Provision for income taxes	$113	$4,899	$5,012	74.2%

	Six months ended September 30, 2010
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(21,652)	$24,021	$2,369

(Benefit from) provision for income taxes at federal statutory rate	$(7,578)	$8,407	$829	35.0%
State taxes, net of federal benefit	(1,035)	-	(1,035)	(43.7)
Taxes on non-U.S. earnings and losses and foreign rate differentials	-	(2,299)	(2,299)	(97.0)
Valuation allowance	8,053	2,628	10,681	450.8
Other, net	492	59	551	23.3
(Benefit from) provision for income taxes	$(68)	$8,795	$8,727	368.4%

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  The impact of the Company’s operations in the U.S., Germany, Austria and certain other foreign locations are recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Unrecognized tax benefits increased $910 and $558 during the three and six months ended September 30, 2010, respectively, primarily due to current period activity and foreign currency fluctuation.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended September 30, 2010, the Company concluded the income tax examination in one of its foreign jurisdictions that began last quarter which resulted in an insignificant increase to its tax liability.  The Company is not currently engaged in any other income tax examinations by any federal taxing authority.

As further discussed in Note 12, the South Korean business and retained aftermarket environmental liability in the Netherlands are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense of $0 and $42 for the three months ended September 30, 2010 and 2009, respectively, and $0 and $93 for the six months ended September 30, 2010 and 2009, respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Basic and Diluted:
Loss from continuing operations	$(11,762)	$(4,886)	$(6,358)	$(10,528)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net loss from continuing operations available to common shareholders	(11,762)	(4,886)	(6,358)	(10,528)
Discontinued operations:
Loss, net of taxes	(2,900)	(1,571)	(2,932)	(10,432)
Loss on sale of discontinued operations, net of taxes	(70)	-	(76)	-
Net loss available to common shareholders	$(14,732)	$(6,457)	$(9,366)	$(20,960)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,067	33,194	46,053	32,629

Loss from continuing operations per common share	$(0.26)	$(0.15)	$(0.14)	$(0.32)
Discontinued operations:
Loss, net of taxes	(0.06)	(0.04)	(0.06)	(0.32)
Loss on sale of discontinued operations, net of taxes	-	-	-	-
Net loss per common share - basic	$(0.32)	$(0.19)	$(0.20)	$(0.64)

Diluted Earnings Per Share:
Weighted average shares outstanding - diluted	46,067	33,194	46,053	32,629

Loss from continuing operations per common share	$(0.26)	$(0.15)	$(0.14)	$(0.32)
Discontinued operations:
Loss, net of taxes	(0.06)	(0.04)	(0.06)	(0.32)
Loss on sale of discontinued operations, net of taxes	-	-	-	-
Net loss per common share - diluted	$(0.32)	$(0.19)	$(0.20)	$(0.64)

For the three and six months ended September 30, 2010, the calculation of diluted earnings per share excludes 1,954 stock options and 29 restricted stock awards as these shares were anti-dilutive.  For the three and six months ended September 30, 2009, the calculation of diluted earnings per share excludes 3,013 stock options as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss), which represents net loss adjusted by the change in accumulated other comprehensive income (loss) was as follows:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Net loss	$(14,732)	$(6,457)	$(9,366)	$(20,960)
Foreign currency translation	26,580	14,343	3,699	41,118
Cash flow hedges	2,558	1,912	2,091	4,459
Change in benefit plan adjustment	(371)	(398)	45	(242)
Total comprehensive income (loss)	$14,035	$9,400	$(3,531)	$24,375

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 30, 2010	March 31, 2010
Raw materials and work in process	$88,138	$71,329
Finished goods	27,366	28,230
Total inventories	$115,504	$99,559

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2010	March 31, 2010
Gross property, plant and equipment	$1,064,516	$1,056,096
Less accumulated depreciation	(652,863)	(637,480)
Net property, plant and equipment	$411,653	$418,616

A long-lived asset impairment charge of $1,226 was recorded during the three and six months ended September 30, 2010 related to assets in the Original Equipment – Europe segment and the Original Equipment – Asia segment related to a program cancellation.

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

Assets held for sale of $8,729 and $9,870 at September 30, 2010 and March 31, 2010, respectively, consist of certain facilities that the Company has closed within the Original Equipment – North America and Original Equipment – Europe segments.  During the six months ended September 30, 2010, the Company sold two held for sale facilities in the Original Equipment – North America segment for net proceeds of $1,539, and recognized a gain on these sales of $1,026.  Subsequent to the end of the second quarter of fiscal 2011, the Company reached an agreement for the sale of its Tübingen, Germany facility for cash proceeds of approximately 5,600 euro ($7,900 U.S. equivalent) and a gain of approximately 1,800 euro ($2,500 U.S. equivalent).  The Company is currently marketing the remaining facilities for sale.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures are aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky and Logansport, Indiana facility closures were completed in the first quarter and second quarter of fiscal 2011, respectively.  The Camdenton, Missouri closure is anticipated to be completed in fiscal 2012.

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,689 of termination charges and $19,018 of other closure costs, in the aggregate.  Further additional costs of approximately $6,500 are anticipated to be incurred through fiscal 2012, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $8,500 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three and six months ended September 30, 2010 and 2009 were comprised of the following, related to the above-described restructuring activities:

	Three months ended September 30
	2010	2009
Termination Benefits:
Balance, July 1	$3,373	$14,709
Additions	13	32
Adjustments	(53)	(3,191)
Effect of exchange rate changes	64	352
Payments	(881)	(2,990)
Balance, September 30	$2,516	$8,912

	Six months ended September 30
	2010	2009
Termination Benefits:
Balance, April 1	$4,740	$21,412
Additions	94	1,332
Adjustments	(53)	(3,295)
Effect of exchange rate changes	(2)	907
Payments	(2,263)	(11,444)
Balance, September 30	$2,516	$8,912

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Restructuring (income) expense:
Employee severance and related benefits	$(40)	$(3,159)	$41	$(1,963)

Other repositioning costs:
Consulting fees	-	261	-	1,223
Postretirement curtailment gain	(1,565)	-	(3,292)	-
Miscellaneous other closure costs	1,359	1,331	2,992	2,256
Total other repositioning costs	(206)	1,592	(300)	3,479
Total restructuring and other repositioning (income) expense	$(246)	$(1,567)	$(259)	$1,516

The total restructuring and other repositioning income of $246 and $259 were recorded in the consolidated statements of operations for the three and six months ended September 30, 2010, respectively, as follows: $206 and $300 were recorded as a component of cost of sales and $40 was recorded as restructuring income and $41 was recorded as restructuring expense.  The total restructuring and other repositioning income of $1,567 and expense of $1,513 was recorded in the consolidated statements of operations for the three and six months ended September 30, 2009, respectively, as follows: $1,331 and $2,256 were recorded as a component of cost of sales; $261 and $1,223 were recorded as a component of selling, general and administrative expenses; and $3,159 and $1,963 were recorded as restructuring income.  The Company accrues severance in accordance with its written plan, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods and favorable negotiations of severance packages.  During the second quarter of fiscal 2010, final severance negotiations were reached including an early retirement option in lieu of severance.

Note 12: Discontinued Operations

During fiscal 2009, the Company announced the intended divestiture of the South Korean-based heating, ventilating and air conditioning (HVAC) business and accordingly, it was determined that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.  On December 23, 2009, the Company sold 100 percent of the shares of the South Korean-based HVAC business.  The Company recorded a cumulative loss on sale, net of taxes, of $611 during the third and fourth quarters of fiscal 2010.  During the three and six months ended September 30, 2010, the Company recognized an additional loss of sale, net of taxes, of $70 and $76, respectively.

During the three and six months ended September 30, 2010, the Company recorded environmental cleanup and remediation expenses of $2,900 and $2,932, respectively, as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of the Company’s Aftermarket business on July 22, 2005.  During the six months ended September 30, 2009, the Company recorded environmental cleanup and remediation expenses of $671 as a component of loss from discontinued operations related to the Netherlands facility.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following results of the South Korean business and the environmental cleanup and remediation in the Netherlands have been presented as loss from discontinued operations in the consolidated statement of operations:

	Three months ended September 30, 2009	Six months ended September 30, 2009
Net sales	$44,690	$82,252
Cost of sales and other expenses	46,219	92,591
Loss before income taxes	(1,529)	(10,339)
Provision for income taxes	42	93
Loss from discontinued operations	$(1,571)	$(10,432)

During the six months ended September 30, 2009, the Company recorded a loss of $7,646 on the South Korean asset group to reduce its carrying value to the estimated fair value less costs to sell.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2011, by segment and in the aggregate, are summarized in the following table:

	OE - Asia	South America	Commercial Products	Total

Balance, March 31, 2010	$520	$13,869	$15,163	$29,552
Fluctuations in foreign currency	-	715	482	1,197
Balance, September 30, 2010	$520	$14,584	$15,645	$30,749

Intangible assets are comprised of the following:

	September 30, 2010			March 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	8,943	(3,229)	5,714	8,726	(2,860)	5,866
Other intangibles	430	(391)	39	416	(337)	79
Total amortized intangible assets	13,325	(7,572)	5,753	13,094	(7,149)	5,945
Unamortized intangible assets:
Tradename	999	-	999	943	-	943
Total intangible assets	$14,324	$(7,572)	$6,752	$14,037	$(7,149)	$6,888

Amortization expense was $166 and $162 for the three months ended September 30, 2010 and 2009, respectively, and $327 and $333 for the six months ended September 30, 2010 and 2009, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2011 through 2016 and beyond is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Fiscal Year	Estimated Amortization Expense

Remainder of 2011	$336
2012	596
2013	596
2014	596
2015	596
2016 & Beyond	3,033

Note 14: Indebtedness

At March 31, 2010, the Company had $60,726 outstanding on 10.0 percent Senior Notes, maturing on September 29, 2015 (“2015 Notes”), $40,484 outstanding on 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes A”) and $20,242 outstanding on 10.75 percent Senior Notes maturing on December 7, 2017 (“2017 Notes B”).  The Company also had $7,500 outstanding under its $142,110 domestic revolving credit facility, which was due to expire in July 2011.

On August 12, 2010, the Company entered into a four-year, $145,000 Amended and Restated Credit Agreement with six financial institutions led by JPMorgan Chase Bank, N.A.  The credit agreement amended and restated the Company’s then existing three-year, $142,110 revolving credit facility.  The Company has the right to request an increase in the aggregate commitment by up to a maximum additional amount of $50,000 subject to the agreement of JPMorgan Chase Bank, N.A. and the other lenders providing the increase in aggregate commitment.  Interest is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 250 to 375 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ratio (leverage ratio) for the four preceding fiscal quarters.  As of September 30, 2010, the Company’s variable interest rate was LIBOR plus 350 basis points or 3.76 percent.  The Company incurred $1,424 of fees to its creditors in conjunction with the Amended and Restated Credit Agreement, which will be amortized as a component of interest expense over the four-year term of the facility.  At September 30, 2010, $28,500 was outstanding under the revolving credit facility.

On August 12, 2010, the Company also entered into $125,000, 6.83 percent Series A Senior Note with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Note Holders”) maturing on August 12, 2020 (“2020 Notes”).  The Company will be required to make principal payments of $4,000 quarterly beginning November 12, 2016.  The Company may also authorize the issuance of additional senior notes in an aggregate principal amount of $25,000 under the Note Purchase Agreement among the Company and the Note Holders pursuant to a currently uncommitted facility.  The Company provided under its revolving credit facility and 2020 Notes a blanket lien on all domestic assets, certain of the Company’s domestic subsidiaries are guaranteeing the Company’s outstanding borrowings, and 65 percent of the Company’s and debt guarantors’ stock in foreign subsidiaries is pledged.

The proceeds from the 2020 Notes were used to repay the outstanding 2015 Notes, 2017 Notes A and 2017 Notes B.  During the three months ended September 30, 2010, the Company recognized a loss of $17,866 on early extinguishment of debt as a component of interest expense which includes the prepayment penalty of $16,570 and $1,296 of unamortized debt issuance costs.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Provisions in the Company’s amended revolving credit facility and 2020 Notes include customary restrictive covenants.  The Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a leverage ratio covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40,000 of cash restructuring and repositioning charges, not to exceed $20,000 in any fiscal year, and further adjusted to add back depreciation and amortization.  The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending on or after June 30, 2010 but on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

The Company was in compliance with its covenants as of September 30, 2010.

At September 30, 2010, the Company had $112,612 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $36,125.  In the aggregate, the Company had total available lines of credit of $148,737 at September 30, 2010.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2010 and March 31, 2010, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the senior notes, which had a fair value of approximately $120,914 and $131,960 at September 30, 2010 and March 31, 2010, respectively.

At September 30, 2010 and March 31, 2010, the Company had short-term debt of $6,402 and $3,011, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At September 30, 2010 and March 31, 2010, approximately 43 percent and 47 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at September 30, 2010 as follows:

•	$13,964 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$2,045 loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and
•	$34,878 loan to its wholly owned subsidiary, Modine Holding GmbH, that matures on January 31, 2020.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at September 30, 2010.

Note 16: Derivatives/Hedges

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

Interest rate derivatives:  On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses were reflected as a component of accumulated other comprehensive (loss) income, and were being amortized to interest expense over the respective lives of the borrowings.  In conjunction with the repayment of the 2015 and 2017 Notes on August 12, 2010, the remaining unamortized balance for these interest rate derivatives of $1,606 was reflected as a component of interest expense.  The Company amortized $462 of the interest rate derivatives in proportion with the partial prepayment of the senior notes on September 30, 2009.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2010 and March 31, 2010 are as follows:

	Balance Sheet Location	September 30, 2010	March 31, 2010
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$284	$-
Commodity derivatives	Accrued expenses and other current liabilities	1,188	1,243

The amounts recorded in accumulated other comprehensive income (loss) (AOCI) and in the consolidated statement of operations for the three and six months ended September 30, 2010 are as follows:

			Three months ended	Six months ended
			September 30, 2010	September 30, 2010
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$1,681	Cost of sales	$100	$183
Interest rate derivative	-	Interest expense	1,642	1,751
Total	$1,681		$1,742	$1,934

The amounts recorded in AOCI and in the consolidated statement of operations for the three and six months ended September 30, 2009 are as follows:

			Three months ended	Six months ended
			September 30, 2009	September 30, 2009
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$6,011	Cost of sales	$1,689	$4,755
Interest rate derivative	1,041	Interest expense	550	635
Total	$7,052		$2,239	$5,390

Note 17: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB – or better.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At September 30, 2010, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,587	$13	$-	$2,600
Derivative financial instruments	-	284	-	284
Total assets	$2,587	$297	$-	$2,884

Liabilities:
Derivative financial instruments	$-	$1,188	$-	$1,188
Deferred compensation obligation	2,588	13	-	2,601
Total liabilitites	$2,588	$1,201	$-	$3,789

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

Changes in the warranty liability were as follows:

	Three months ended September 30
	2010	2009

Balance, July 1	$12,616	$9,134
Accruals for warranties issued in current period	1,195	1,877
Accruals related to pre-existing warranties	198	1,628
Settlements made	(626)	(1,943)
Effect of exchange rate changes	424	333
Balance, September 30	$13,807	$11,029

	Six months ended September 30
	2010	2009

Balance, April 1	$13,126	$9,107
Accruals for warranties issued in current period	2,537	3,149
Accruals related to pre-existing warranties	55	1,414
Settlements made	(1,934)	(3,613)
Effect of exchange rate changes	23	972
Balance, September 30	$13,807	$11,029

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Commitments: At September 30, 2010, the Company had capital expenditure commitments of $22,598.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

Note 19: Segment Information

During the second quarter of fiscal 2010, the Company implemented certain management reporting changes resulting in the realignment of the Fuel Cell segment into the Original Equipment – North America segment.

The following is a summary of net sales, (loss) earnings from continuing operations and total assets by segment:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
Sales :
Original Equipment - Asia	$12,732	$7,183	$24,764	$13,477
Original Equipment - Europe	124,870	112,340	257,044	217,608
Original Equipment - North America	125,417	100,745	255,374	192,263
South America	41,241	27,976	78,084	50,617
Commercial Products	46,589	45,221	86,393	79,585
Segment sales	350,849	293,465	701,659	553,550
Corporate and administrative	369	692	778	1,538
Eliminations	(5,316)	(11,859)	(11,366)	(19,158)
Sales from continuing operations	$345,902	$282,298	$691,071	$535,930

Operating earnings (loss):
Original Equipment - Asia	$(1,240)	$(1,351)	$(1,647)	$(2,955)
Original Equipment - Europe	2,933	7,151	13,822	9,357
Original Equipment - North America	7,413	1,347	16,081	4,093
South America	4,979	2,315	8,790	3,508
Commercial Products	6,774	5,779	10,336	8,204
Segment earnings	20,859	15,241	47,382	22,207
Corporate and administrative	(9,708)	(10,611)	(19,418)	(22,541)
Eliminations	18	22	30	114
Other items not allocated to segments	(17,919)	(8,667)	(25,625)	(8,421)
(Loss) earnings from continuing operations before income taxes	$(6,750)	$(4,015)	$2,369	$(8,641)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	September 30, 2010	March 31, 2010
Assets:
Original Equipment - Asia	$79,989	$62,952
Original Equipment - Europe	367,931	362,202
Original Equipment - North America	214,971	216,933
South America	94,891	88,240
Commercial Products	87,165	78,545
Corporate and administrative	43,278	31,539
Assets held for sale	8,729	9,870
Eliminations	(14,328)	(10,029)
Total assets	$882,626	$840,252

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The adverse events in the global financial and commercial markets created a significant downturn in the Company’s vehicular markets and, to a lesser extent, in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations or liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

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

Credit risk:  The adverse events in the global financial markets over the past two years increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages credit risks through its focus on the following:

•
Cash and investments – cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments;

•
Pension assets – ensuring that investments within these plans provide appropriate diversification, monitoring to ensure that portfolio managers and investment consultants are adhering to the Company’s investment policies and directives, and to ensure limited exposure to high risk securities and other similar assets; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Counterparty risks:  The adverse events in the global financial and economic markets over the past two years also increased counterparty risks.  The Company manages counterparty risks through its focus on the following:

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

If a loss arising from environmental and other litigation matters is probable and can reasonably be estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.  The undiscounted reserves for these matters totaled $5,755 and $3,048 at September 30, 2010 and March 31, 2010, respectively.  Additional reserves of $2,900 and $2,932 were recorded during the three and six months ended September 30, 2010, respectively, which were recorded as a component of loss from discontinued operations.  Additional reserves of $720 were recorded during the three and six months ended September 30, 2009, of which $671 was recorded as a component of loss from discontinued operations.  Many of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the cash flows, financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including the assessment of significant monetary damages.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2010 refers to the second quarter of fiscal 2011.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2011 improved significantly from the second quarter of fiscal 2010, driven by an overall increase in sales volumes, primarily within the commercial vehicle and off-highway markets in North America and South America, as well as within the European automotive and commercial vehicle markets, as these markets are showing signs of recovery from the global recession.  Gross margin improved with these increased sales volumes, reflecting the operating leverage generated through our reduced fixed cost structure.  Selling, general and administrative (SG&A) expenses increased from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 due to higher employee compensation, increased pension costs and higher engineering and development costs.  Income from operations improved substantially during the second quarter of fiscal 2011, as the incremental benefit from the sales growth and gross margin improvement during the quarter more than offset the increase in SG&A expenses.  Interest expense increased from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 due to approximately $20 million of costs related to the long-term debt refinancing completed on August 12, 2010.  We amended our domestic revolving credit facility, entered into new senior notes and repaid our original senior notes.  Interest expense includes a prepayment penalty to the holders of the original senior notes and the write-off of unamortized debt issuance costs.  Other income includes foreign currency exchange gains on inter-company loans denominated in foreign currencies.  During the second quarter of fiscal 2011, we reported a loss from continuing operations of approximately 12 million.  This loss increased from the second quarter of fiscal 2010 due largely to the increased interest expense with the debt refinancing which more than exceeded the improvement in the income from operations during the quarter.

Year-To-Date Highlights:  Net sales in the first six months of fiscal 2011 increased substantially from the first six months of fiscal 2010 due to an overall sales volume increase, particularly within the commercial vehicle and off-highway markets.  Gross margin improved as a result of better fixed cost absorption on the higher sales volumes.  SG&A expenses increased year-over-year, primarily resulting from reinvestment in the business, including higher compensation expense, higher pension costs and higher engineering and development costs.  However, SG&A expenses as a percentage of sales decreased as  our rate of growth in sales exceeded the rate of growth in SG&A costs.  Income from operations improved from a loss from operations in the prior year as a result of the sales growth and gross margin improvement partially offset by the increase in SG&A expenses.  Interest expense includes costs related to the long-term debt refinancing.  Our results for the first six months of fiscal 2011were income from continuing operations before taxes versus a loss from continuing operations before taxes for the first six months of fiscal 2010.

Index

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	345.9	100.0%	282.3	100.0%	691.1	100.0%	535.9	100.0%
Cost of sales	288.3	83.3%	239.9	85.0%	574.8	83.2%	457.7	85.4%
Gross profit	57.6	16.7%	42.4	15.0%	116.3	16.8%	78.2	14.6%
Selling, general and administrative expenses	45.3	13.1%	37.0	13.1%	87.0	12.6%	75.6	14.1%
Restructuring income	-	0.0%	(3.2)	-1.1%	-	0.0%	(2.0)	-0.4%
Impairment of long-lived assets	1.2	0.4%	3.8	1.3%	1.2	0.2%	4.8	0.9%
Income (loss) from operations	11.2	3.2%	4.7	1.7%	28.0	4.1%	(0.2)	0.0%
Interest expense	23.5	6.8%	9.6	3.4%	27.6	4.0%	15.1	2.8%
Other income – net	(5.6)	-1.6%	(1.0)	-0.4%	(2.0)	-0.3%	(6.7)	-1.3%
(Loss) earnings from continuing operations before income taxes	(6.8)	-2.0%	(4.0)	-1.4%	2.4	0.3%	(8.6)	-1.6%
Provision for income taxes	5.0	1.4%	0.9	0.3%	8.7	1.3%	1.9	0.4%
Loss from continuing operations	(11.8)	-3.4%	(4.9)	-1.7%	(6.4)	-0.9%	(10.5)	-2.0%

Comparison of Three Months Ended September 30, 2010 and 2009

Second quarter net sales of $345.9 million were 23 percent higher than the $282.3 million reported in the second quarter of fiscal 2010 driven by increases in overall sales volumes as certain end markets are beginning to recover from the recent global recession, partially offset by a $11.4 million unfavorable impact of foreign currency exchange rate changes.  Commercial vehicle and off-highway sales improved approximately 25 percent and 68 percent, respectively, compared to the second quarter of fiscal 2010.

During the second quarter of fiscal 2011, gross profit increased $15.2 million and gross margin improved 170 basis points from 15.0 percent in the second quarter of fiscal 2010 to 16.7 percent in the second quarter of fiscal 2011.  During the recent global recession, we took steps to reduce our fixed manufacturing costs.  We are maintaining this reduced fixed cost structure as our sales volumes improve, resulting in higher operating leverage and improvement in our gross margin during the quarter.

SG&A expenses increased $8.3 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, yet remained the same as a percentage of sales.  The increase in SG&A expenses is primarily related to reinvestment in the business, including higher compensation expense, higher pension costs and higher engineering and development costs.

Restructuring (income) expense is primarily comprised of severance costs incurred as a result of plant closures and other workforce reduction initiatives.  During the second quarter of fiscal 2010, we recorded restructuring income related to the reversal of severance liabilities as the result of favorable benefits negotiations within our Original Equipment – Europe segment.

During the second quarter of fiscal 2011, we recorded long-lived asset impairment charges of $1.2 million in our Original Equipment – Europe and Original Equipment – Asia segments related to a program cancellation.  During the second quarter of fiscal 2010, we recorded impairment charges of $3.8 million against long-lived assets in our North American business for certain program assets that were not able to support their asset bases and for assets at the Harrodsburg, Kentucky manufacturing facility based on our intentions to close that facility.

Income from operations improved $6.5 million from $4.7 million in the second quarter of fiscal 2010 to $11.2 million in the second quarter of fiscal 2011 as a result of the higher sales and gross margin improvement which more than offset the increase in SG&A costs.

Index

Interest expense increased $13.9 million over the comparable quarter, driven by $20.0 million of costs related to the debt refinancing.  This includes a $16.6 million prepayment penalty to the holders of the then outstanding senior notes, $1.7 million write-off of unamortized debt issuance costs and $1.6 million write-off of interest rate derivatives related to those senior notes.  Interest expense for the second quarter of fiscal 2010 included a $3.4 million prepayment penalty to the holders of the then outstanding senior notes in connection with the mandatory prepayment of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.  Also included in interest expense in the second quarter of fiscal 2010 was $0.8 million related to the amortization of capitalized debt issuance costs and interest rate derivatives in proportion with the mandatory prepayment of the senior notes.

Other income increased $4.6 million to $5.6 million recorded in the second quarter of fiscal 2011.  The increase in other income was primarily related to foreign currency transaction gains recorded in the second quarter of fiscal 2011 on inter-company loans denominated in foreign currencies due to a strengthening of those foreign currencies to the U.S. dollar.

During the second quarter of fiscal 2011, we recorded a $5.0 million provision for income taxes, which represents an effective tax rate of 74.2 percent.  This compares to a $0.9 million provision for income taxes recorded during the second quarter of fiscal 2010, which represents an effective tax rate of 21.7 percent.  We record a provision for income taxes primarily in foreign jurisdictions where we are generating pre-tax profits, such as Brazil, United Kingdom, the Netherlands and Hungary.  The provision for income taxes increased from the prior year as we generated more pre-tax profits in these foreign tax jurisdictions.  During the second quarter of fiscal 2011, we recorded a valuation allowance of $8.4 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.  During the second quarter of fiscal 2010, we recorded a valuation allowance of $2.0 million.

During the second quarter of fiscal 2011, we recorded a loss from continuing operations of $11.8 million, as compared to a loss from continuing operations of $4.9 million in the second quarter of the prior year.  In addition, diluted loss per share from continuing operations increased $0.11 to a $0.26 loss per share from a $0.15 loss per share in the prior year.  These increases were primarily related to the costs associated with the long-term debt refinancing partially offset by the improvement in income from operations.

Comparison of Six Months Ended September 30, 2010 and 2009

Fiscal 2011 year-to-date net sales of $691.1 million improved $155.2 million from the $535.9 million reported in the same period last year driven by increases in overall sales volumes.  Commercial vehicle and off-highway sales increased approximately 26 percent and 68 percent, respectively, compared to the first six months of fiscal 2010.  This was partially offset by an unfavorable impact of foreign currency exchange rate changes of $16.3 million.

Fiscal 2011 year-to-date gross margin increased to 16.8 percent from 14.6 percent reported in the same period of fiscal 2010.  The gross margin improvement is the result of better fixed cost absorption on the higher sales volumes.

Fiscal 2011 year-to-date SG&A expenses increased $11.4 million from the same period last year, primarily due to of our reinvestment in the business, including higher compensation expense, higher pension costs and higher engineering and development costs.  However, SG&A expenses decreased 150 basis points as a percentage of sales.

Restructuring income of $2.0 million was recorded during the first six months of fiscal 2010 related to the reversal of severance liabilities within our European business as the result of favorable benefits negotiations.

Index

During the first six months of fiscal 2011, we recorded impairment charges of $1.2 million within the Original Equipment – Europe and Original Equipment – Asia segments due to a program cancellation.  During the first six months of fiscal 2010, we recorded impairment charges of $4.8 million related primarily to long-lived assets in our North American business for certain program assets that were not able to support their asset bases and for the Harrodsburg, Kentucky manufacturing facility based on our intentions to close this facility.

Fiscal 2011 year-to-date operating income of $28.0 million improved $28.2 million from the same period last year.  This significant improvement is largely due to the higher sales and gross margin which more than offset higher SG&A costs.

Fiscal 2011 year-to-date interest expense increased $12.5 million over the same period last year, largely due to the $20.0 million of costs related to the debt refinancing.  Fiscal 2010 year-to-date interest expense included $4.2 million of costs related to with the mandatory prepayment of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.

Fiscal 2011 year-to-date other income decreased $4.7 million over the same period last year.  The decrease was due to a reduction in foreign currency exchange gains on inter-company loans denominated in a foreign currency.  Fiscal 2010 year-to-date other income also included a gain of $1.5 million related to the sale of our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd.

During the first six months of fiscal 2011, we recorded a $8.7 million provision for income taxes, which represents an effective tax rate of 368.4 percent.  This compares to a $1.9 million provision for income taxes recorded during the first six months of fiscal 2010, which represented an effective tax rate of 21.8 percent.  The increase in the provision for income taxes is primarily related to growth in pre-tax earnings in our foreign jurisdictions.  During the first six months of fiscal 2011, we recorded a valuation allowance of $10.7 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will be realized in the future.  During the first six months of fiscal 2010, we recorded a valuation allowance of $2.4 million predominantly against the net deferred tax assets in the U.S.

Loss from continuing operations improved $4.1 million from the first six months of fiscal 2010 to the first six months of fiscal 2011.  In addition, diluted loss per share from continuing operations improved from a $0.32 loss per share in the prior year to a $0.14 loss per share in the current year.  The improvement in income from operations more than offset the increase in interest expense and provision for income taxes during the first six months of fiscal 2011 resulting in the improved loss from continuing operations and earnings per share.

DISCONTINUED OPERATIONS

During the second quarter of fiscal 2011, we recorded $2.9 million of environmental cleanup and remediation expenses as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of our Aftermarket business on July 22, 2005.

OUT OF PERIOD ADJUSTMENTS

During the second quarter of fiscal 2011, we identified a $3.3 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility, of which $2.9 million related to prior periods and $0.4 million related to the current quarter.  We recorded $1.2 million in the Original Equipment – North America segment during the second quarter for the portion of the postretirement curtailment gain that should have been recorded in the fourth quarter of fiscal 2010.  This adjustment was not considered material to the fiscal 2010 financial statements or the current quarter, and resulted in decreased cost of sales of $1.2 million, increased pre-tax and post-tax results of $1.2 million and decreased diluted loss per share from continuing operations of $0.03.  In addition, we identified that $1.7 million of the postretirement curtailment gain should have been recorded in the first quarter of fiscal 2011 and identified a $1.0 million gain from a commercial settlement in the Original Equipment – Europe segment that should have been recorded in the first quarter of fiscal 2011 as well.  These first quarter adjustments totaling $2.7 million were not considered material to the previously issued first quarter fiscal 2011 financial statements.  Accordingly, we revised our year-to-date results in this quarterly filing and will revise the first quarter fiscal 2011 results prospectively in future filings.  The revised first quarter fiscal 2011 results reflect decreased cost of sales of $2.7 million, increased provision for income taxes of $0.4 million, increased income from continuing operations of $2.3 million and increased diluted earnings per share from continuing operations of $0.05.

Index

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2010 and 2009:

Original Equipment – Asia

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	12.7	100.0%	7.2	100.0%	24.8	100.0%	13.5	100.0%
Cost of sales	12.0	94.5%	7.3	101.4%	22.9	92.3%	13.9	103.0%
Gross profit	0.7	5.5%	(0.1)	-1.4%	1.9	7.7%	(0.4)	-3.0%
Selling, general and administrative expenses	1.6	12.6%	1.3	18.1%	3.2	12.9%	2.6	19.3%
Impairment on long-lived assets	0.3	2.4%	-	0.0%	0.3	1.2%	-	0.0%
Loss from continuing operations	(1.2)	-9.4%	(1.4)	-19.4%	(1.6)	-6.5%	(3.0)	-22.2%

Comparison of Three Months Ended September 30, 2010 and 2009

The Original Equipment – Asia segment continues to operate in a growth phase.  Net sales increased $5.5 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 primarily due to increased program launch activity within the Chinese off-highway markets.  Gross margin improved to 5.5 percent during the second quarter of fiscal 2011 from a gross margin of negative 1.4 percent one year ago.  A long-lived asset impairment charge of $0.3 million was recorded during the second quarter of fiscal 2011 related to a program cancellation.  The loss from continuing operations improved over the periods presented due to the increased sales volumes.

Comparison of Six Months Ended September 30, 2010 and 2009

Original Equipment – Asia fiscal 2011 year-to-date net sales increased $11.3 million from the same period last year as a result of continued launch activities and ramp-up of business within this segment.  Gross margin improved to 7.7 percent for the first six months of fiscal 2011 from a gross margin of negative 3.0 percent during the first six months of fiscal 2010.  A long-lived asset impairment charge of $0.3 million was recorded during the second quarter of fiscal 2011 related to a program cancellation.  The loss from continuing operations decreased $1.4 million over the periods presented due to the increased sales volumes.

Index

Original Equipment – Europe

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	124.9	100.0%	112.3	100.0%	257.0	100.0%	217.6	100.0%
Cost of sales	109.3	87.5%	98.3	87.5%	220.0	85.6%	190.1	87.4%
Gross profit	15.6	12.5%	14.0	12.5%	37.0	14.4%	27.5	12.6%
Selling, general and administrative expenses	11.8	9.4%	10.1	9.0%	22.2	8.6%	21.0	9.7%
Restructuring (income) expense	-	0.0%	(3.3)	-2.9%	0.1	0.0%	(3.1)	-1.4%
Impairment of long-lived assets	0.9	0.7%	-	0.0%	0.9	0.4%	0.2	0.1%
Income from continuing operations	2.9	2.3%	7.2	6.4%	13.8	5.4%	9.4	4.3%

Comparison of Three Months Ended September 30, 2010 and 2009

Original Equipment – Europe net sales increased $12.6 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, driven by a $25.9 million increase in sales to vehicular customers partially offset by a $13.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin remained the same at 12.5 percent during the second quarter of fiscal 2010 and fiscal 2011, despite increased sales volumes, due to higher supply chain costs and inefficiencies associated with program launches and product transfers at certain manufacturing facilities within this segment.  During the second quarter of fiscal 2011, we entered into a contract assembly agreement with a company for our Wackersdorf, Germany facility in which this company will take over responsibility of our employees and the assembly of automotive modules.  SG&A expenses increased $1.7 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 primarily due to higher compensation expenses.  A long-lived asset impairment charge of $0.9 million was recorded during the second quarter of fiscal 2011 related to a program cancellation.  Restructuring income of $3.3 million was recorded during the second quarter of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Income from continuing operations decreased $4.3 million over the periods presented, primarily due to the asset impairment charge and the absence of restructuring income similar to that recorded in the prior year.

Comparison of Six Months Ended September 30, 2010 and 2009

Original Equipment – Europe fiscal 2011 year-to-date net sales increased $39.4 million from the same period last year, based primarily on an increase in sales to the premium automotive and commercial vehicle markets partially offset by a $23.1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 12.6 percent during the first six months of fiscal 2010 to 14.4 percent during the first six months of fiscal 2011 due to improved operating leverage on higher sales volumes, which was partially offset by higher supply chain costs and inefficiencies associated with program launches and product transfers at certain manufacturing facilities.  Gross margin also includes a $1.0 million gain from a commercial settlement.  See Out of Period Adjustments for further discussion.  The year-to-date results have been revised to reflect this gain.  SG&A expenses increased $1.2 million primarily due to higher compensation expense, yet decreased as a percentage of sales.  A long-lived asset impairment charge of $0.9 million was recorded during the first six months of fiscal 2011 related to a program cancellation.  Restructuring income of $3.1 million was recorded during the first six months of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  Income from continuing operations increased $4.4 million from the first six months of fiscal 2010 to the first six months of fiscal 2011 based on the increased sales volumes and improved gross margin.

Index

Original Equipment - North America

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	125.4	100.0%	100.7	100.0%	255.4	100.0%	192.3	100.0%
Cost of sales	107.3	85.6%	89.3	88.7%	219.3	85.9%	168.7	87.7%
Gross profit	18.1	14.4%	11.4	11.3%	36.1	14.1%	23.6	12.3%
Selling, general and administrative expenses	10.7	8.5%	6.3	6.3%	20.0	7.8%	14.8	7.7%
Restructuring expense	-	0.0%	-	0.0%	-	0.0%	0.1	0.1%
Impairment of long-lived assets	-	0.0%	3.8	3.8%	-	0.0%	4.6	2.4%
Income from continuing operations	7.4	5.9%	1.3	1.3%	16.1	6.3%	4.1	2.1%

Comparison of Three Months Ended September 30, 2010 and 2009

Original Equipment – North America net sales increased $24.7 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, primarily driven by the continued recovery within the off-highway and Class 8 commercial vehicle markets.  Gross margin improved 310 basis points from 11.3 percent during the second quarter of fiscal 2010 to 14.4 percent during the second quarter of fiscal 2011.  This improvement is primarily related to better fixed cost absorption due to the higher sales and a $1.6 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility of which $1.2 million related to the fourth quarter of fiscal 2010.  See Out of Period Adjustments for further discussion.  SG&A expenses increased $4.4 million year-over-year, primarily due to higher employee compensation, increased pension costs and higher engineering and development costs due to year over year changes in timing of certain development programs.  The long-lived asset impairment charges recorded during the second quarter of fiscal 2010 were related to the Harrodsburg, Kentucky manufacturing facility as this facility was intended for closure and its net book value exceeded its fair value, and a program that was unable to support its asset base.  The income from continuing operations improved $6.1 million to $7.4 million during the second quarter of fiscal 2011 based on the sales increase, gross margin improvement and absence of impairment charges.

Comparison of Six Months Ended September 30, 2010 and 2009

Original Equipment – North America fiscal 2011 year-to-date net sales increased $63.1 million, or 33 percent, from the same period last year primarily driven by the continued recovery within the off-highway and Class 8 commercial vehicle markets.  Gross margin improved from 12.3 percent during the first six months of fiscal 2010 to 14.1 percent during the first six months of fiscal 2011 due to improved operating leverage on higher sales volumes and a $3.3 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility.  See Out of Period Adjustments for further discussion.  SG&A expenses increased $5.2 million year-over-year due to higher employee compensation, increased pension costs and higher engineering and development costs.  SG&A expense is comparable year-over-year as a percentage of sales.  Asset impairment charges of $4.6 million were recorded during the first six months of fiscal 2010 related to a program that was not able to support its asset base and the Harrodsburg, Kentucky manufacturing facility, which had a net book value that exceeded its fair value.  During the first six months of fiscal 2011, this segment reported income from continuing operations of $16.1 million, which has improved $12.0 million from the income from continuing operations of $4.1 million incurred in the first six months of fiscal 2010, based primarily on the improved gross margin and absence of long-lived asset impairment charges.

Index

South America

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	41.2	100.0%	28.0	100.0%	78.1	100.0%	50.6	100.0%
Cost of sales	32.2	78.2%	22.3	79.6%	61.6	78.9%	40.1	79.2%
Gross profit	9.0	21.8%	5.7	20.4%	16.5	21.1%	10.5	20.8%
Selling, general and administrative expenses	4.0	9.7%	3.2	11.4%	7.7	9.9%	6.2	12.3%
Restructuring expense	-	0.0%	0.2	0.7%	-	0.0%	0.8	1.6%
Income from continuing operations	5.0	12.1%	2.3	8.2%	8.8	11.3%	3.5	6.9%

Comparison of Three Months Ended September 30, 2010 and 2009

South America net sales increased $13.2 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011, due to increased sales volumes within their commercial vehicle and off-highway markets and a $2.6 million favorable impact of foreign currency exchange rate changes.  Gross margin increased 140 basis points to 21.8 percent during the second quarter of fiscal 2011 from 20.4 percent during the second quarter of fiscal 2010 due to improved operating leverage on higher sales volumes.  SG&A expense increased $0.8 million yet decreased 170 basis points as a percentage of sales as the increase in sales volumes was greater than the increase in SG&A costs.  Income from continuing operations increased $2.7 million over the periods presented based on the increased sales volumes and improved gross margin.

Comparison of Six Months Ended September 30, 2010 and 2009

South America fiscal 2011 year-to-date net sales increased $27.5 million, or 54 percent, from the same period last year, due to increased sales volumes within the segment’s commercial vehicle and off-highway markets, along with a favorable impact of foreign currency exchange rate changes of $7.5 million.  Gross margin increased from 20.8 percent during the first six months of fiscal 2010 to 21.1 percent during the first six months of fiscal 2011 due to improved operating leverage on higher sales volumes partially offset by year-over-year increased materials pricing.  SG&A expenses increased $1.5 million as a result of reinvestment in the business yet decreased 240 basis points as a percentage of sales.  Restructuring expense of $0.8 million was recorded during the first six months of fiscal 2010 related to a workforce reduction within the Brazilian operations.  Income from continuing operations increased $5.3 million from the first six months of fiscal 2010 to the first six months of fiscal 2011 based on the significant increase in sales volumes and improved gross margin.

Commercial Products

	Three months ended September 30				Six months ended September 30
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	46.6	100.0%	45.2	100.0%	86.4	100.0%	79.6	100.0%
Cost of sales	32.8	70.4%	32.8	72.6%	62.3	72.1%	59.0	74.1%
Gross profit	13.8	29.6%	12.4	27.4%	24.1	27.9%	20.6	25.9%
Selling, general and administrative expenses	7.0	15.0%	6.6	14.6%	13.8	16.0%	12.1	15.2%
Restructuring expense	-	0.0%	-	0.0%	-	0.0%	0.3	0.4%
Income from continuing operations	6.8	14.6%	5.8	12.8%	10.3	11.9%	8.2	10.3%

Index

Comparison of Three Months Ended September 30, 2010 and 2009

Commercial Products net sales increased $1.4 million from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 due to new product launches.  Gross margin improved from 27.4 percent during the second quarter of fiscal 2010 to 29.6 percent during the second quarter of fiscal 2011, primarily due to the increased sales volumes and performance improvements.  SG&A expenses increased slightly from the second quarter of fiscal 2010 to the second quarter of fiscal 2011 due to an investment in additional resources within the segment.  Income from continuing operations improved $1.0 million over the periods presented due to the improved gross margin.

Comparison of Six Months Ended September 30, 2010 and 2009

Commercial Products fiscal 2011 year-to-date net sales increased $6.8 million from the same period last year, due to higher market penetration with new product introductions partially offset by a $1.1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 25.9 percent during the first six months of fiscal 2010 to 27.9 percent during the first six months of fiscal 2011, primarily due to the increased sales volumes and performance improvements.  SG&A expenses increased $1.7 million from the first six months of fiscal 2010 to the first six months of fiscal 2011 due to an investment in additional resources within the segment and higher commission costs due to increased sales.  Income from continuing operations increased $2.1 million to $10.3 million in the first six months of fiscal 2011 due to a better fixed cost absorption related to increased sales volumes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  On August 12, 2010, we entered into a four-year, $145.0 million Amended and Restated Credit Agreement with six financial institutions led by JPMorgan Chase Bank, N.A.  The credit agreement amended and restated the Company’s then existing three-year, $142.1 million revolving credit facility, which had been due to expire in July 2011.  We have the right to request an increase in the aggregate commitment by up to a maximum additional amount of $50.0 million subject only to the agreement of JPMorgan Chase Bank, N.A. and the other lenders providing the increase in aggregate commitment.

In addition, we entered into $125.0 million, 6.83 percent Secured Series A Senior Notes with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Note Holders”) maturing on August 12, 2020 (“2020 Notes”).  We may also authorize the issuance of additional senior notes in an aggregate principal amount of $25.0 million under the Note Purchase Agreement among the Company and the Note Holders pursuant to a currently uncommitted facility.

The proceeds from the 2020 Notes were used to repay our existing senior notes.  We recognized a loss of $17.9 million on early extinguishment of the debt as a component of interest expense, which includes a required prepayment penalty of $16.6 million paid to the holders of the outstanding senior notes.

Cash used for operating activities for the six months ended September 30, 2010 was $15.9 million as compared to cash provided by operating activities of $18.9 million for the six months ended September 30, 2009.  This decline in cash flow from operations is primarily due to a $12.1 million contribution to our U.S. pension plans and the $16.6 million prepayment penalty related to the pay-off of our existing senior notes in the first half of fiscal 2011.

At September 30, 2010, we had capital expenditure commitments of $22.6 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

Outstanding indebtedness increased $27.9 million to $167.1 million at September 30, 2010 from the March 31, 2010 balance of $139.2 million, as a result of the refinancing of our debt, our investment in working capital and the contribution to our domestic pension plan.  Our cash balance of $43.4 million at September 30, 2010 is consistent with the $43.7 million balance at March 31, 2010.

Index

At September 30, 2010, we had $112.6 million available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $36.1 million.  In the aggregate, total available lines of credit of $148.7 million existed at September 30, 2010.  The availability of these funds is subject to our ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  The Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA does not represent, and should not be considered, an alternative to earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending on or after June 30, 2010 but on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our adjusted EBITDA for the four consecutive quarters ended September 30, 2010 was $106.1 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Total
Earnings (loss) from continuing operations	$2,125	$(11,895)	$5,404	$(11,762)	$(16,128)
Consolidated interest expense	3,793	3,993	4,108	23,529	35,423
Provision for income taxes	238	7,707	3,715	5,012	16,672
Depreciation and amortization expense (a)	16,045	15,329	14,578	13,747	59,699
Non-cash charges (b)	583	4,662	3,460	(5,279)	3,426
Restructuring and repositioning charges (c)	2,463	1,557	1,714	1,319	7,053
Adjusted EBITDA	$25,247	$21,353	$32,979	$26,566	$106,145

(a)
Depreciation and amortization expense represents total depreciation and amortization from continuing operations less accelerated depreciation, which has been included in non-cash charges described in footnote (b) below.

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

Index

(dollars in thousands)

	Quarter Ended December 31, 2009	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Total
Long-lived asset impairments	$273	$1,432	$-	$1,226	$2,931
Non-cash restructuring and repositioning charges	718	1,006	(1,727)	(1,565)	(1,568)
Exchange (gains) losses on intercompany loans	(412)	1,939	5,187	(4,940)	1,774
Provision for uncollectible notes receivable	4	(214)	-	-	(210)
Supplemental executive retirement plan settlement	-	499	-	-	499
Non-cash charges	$583	$4,662	$3,460	$(5,279)	$3,426

(c)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities described in Note 11 of the Notes to Condensed Consolidated Financial Statements.

Adjusted EBITDA for the quarter ended June 30, 2010 was revised to reflect a $1.0 million gain from a commercial settlement that should have been recorded in the first quarter of fiscal 2011.  The postretirement curtailment gain of $1.7 million that should have been recorded in the first quarter of fiscal 2011 had no impact on ending Adjusted EBITDA for the quarter ended June 30, 2010.  See Out of Period Adjustments for further discussion.

Our interest expense coverage ratio for the four fiscal quarters ended September 30, 2010 was 5.59, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended September 30, 2010

Consolidated interest expense	$35,423
Less: Prepayment penalty classified as interest	(16,570)
Plus: Other items (a)	122
Total consolidated interest expense	$18,975

Adjusted EBITDA	$106,145

Interest expense coverage ratio	5.59

(a) Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended September 30, 2010 was 1.67, which was below the maximum ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended September 30, 2010

Debt per balance sheet	$167,086
Plus: Indebtedness attributed to sales of accounts receivable	3,919
Net commodity derivative liability	904
Standby letters of credit	5,035
Total consolidated debt	$176,944

Adjusted EBITDA	$106,145

Leverage ratio	1.67

We expect to remain in compliance with the interest expense coverage ratio and leverage ratio covenants through the remainder of fiscal 2011 and beyond.

Index

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

Accounting standards changes and new accounting pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfers of financial assets, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This guidance is effective for us on a prospective basis on or after April 1, 2010 and had no impact on the consolidated financial statements.

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

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on From 10-K for the fiscal year ended March 31, 2010, with the exception of those relating to the refinancing of our revolving credit facility and the simultaneous repayment and replacement of our senior notes.  The following is an updated summary of contractual obligations for the long-term debt and interest associated with long-term debt:

(in thousands)	September 30, 2010
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$160,684	$121	$578	$29,108	$130,877
Interest associated with long-term debt	80,664	4,805	19,219	17,880	38,760
Total long-term debt and interest	$241,348	$4,926	$19,797	$46,988	$169,637

Interest for the revolving credit facility was calculated using a weighted average interest rate of 3.76 percent.  Interest for the 2020 Notes was calculated using the contractual interest rate of 6.83 percent.

We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $5.0 million as of September 30, 2010.

Outlook

We expect the Company’s results for fiscal 2011 to be better than those in fiscal 2010 as a result of improving trends in the markets the Company serves, the recent strengthening in sales volumes and improved operating leverage.  Compared with the prior fiscal year, we anticipate improved sales across all of our segments, particularly in the commercial vehicle and off-highway markets in North America and the premium automotive and commercial vehicle markets in Europe.  We believe that this increase in revenue will be partially offset by the wind-down of certain automotive, passenger thermal management and commercial vehicle business within the Original Equipment – North America segment.  We expect gross margin to be positively impacted by the sales volume improvements, given our improved operating leverage.  We anticipate SG&A expenses to increase as a result of reinvestment in the business to capitalize on long-term growth drivers, higher pension expense, increased employee total compensation and higher engineering and development expense as sales volumes increase.  However, we expect SG&A costs as a percentage of sales to decrease over time as sales volumes grow at a faster pace than the growth in SG&A costs.

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

•	The impact the current global economic uncertainty is having on Modine, its customers and its suppliers and any worsening of such economic conditions leading to declining sales volumes;

•	The nature of the vehicular industry, including the failure of build rates to return to pre-recessionary levels and the dependence of these markets on the health of the economy;

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum and copper;

•	Modine’s ability or inability to pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

•	Modine’s ability to successfully execute its four-point plan, including its ability to successfully implement restructuring plans and drive cost reductions and increased gross margins as a result;

•	The impact of operational inefficiencies as a result of program launches and product transfers;

•
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and price reduction pressures from its customers;

•	Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet quality standards with products produced at these facilities;

Index

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

•	Work stoppages or interference at Modine’s facilities or those of its major customers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Financial Risks:

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments in the event of disruption in the credit markets;

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward; and

•	Modine’s ability to realize future tax benefits.

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a Japanese company.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three and six months ended September 30, 2010, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $26.6 million and $3.7 million, respectively.  For the three and six months ended September 30, 2009, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $14.3 million and $41.1 million, respectively.  At September 30, 2010 and March 31, 2010, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $100.6 million and $88.5 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $10.1 million and $8.9 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Index

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of September 30, 2010 there were no third party foreign-denominated, long-term debt obligations.  The Company had inter-company loans outstanding at September 30, 2010 as follows:

•	$14.0 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$2.0 million loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011; and
•	$34.9 million loan to its wholly owned subsidiary, Modine Holding GmbH, that matures on January 31, 2020.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 250 to 375 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ratio (leverage ratio) for the four preceding fiscal quarters.  As of September 30, 2010, the Company’s variable interest rate was LIBOR plus 350 basis points or 3.76 percent.  The Company is subject to future fluctuations in LIBOR and changes in their leverage ratio, which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by $0.3 million for the fiscal year based on the September 30, 2010 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses were reflected as a component of accumulated other comprehensive income (loss), and were being amortized to interest expense over the respective lives of the borrowings.  During the three and six months ended September 30, 2010, $1.6 million and $1.8 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes the remaining unamortized balance of these interest rate derivatives of $1.6 million in conjunction with the repayment of the 2015 and 2017 notes on August 12, 2010.  During the three and six months ended September 30, 2009, $0.6 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes on September 30, 2009.  There were no remaining net unrealized losses deferred in accumulated other comprehensive income (loss) at September 30, 2010.

The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $125.0 million fixed rate notes, which have a fair value of approximately $120.9 million at September 30, 2010.

Index

As of September 30, 2010, long-term debt matures as follows:

	Expected Maturity Date
Long-term debt in ($000's)	F2011	F2012	F2013	F2014	F2015	Thereafter	Total
Fixed rate (U.S. dollars)	-	-	-	-	-	$125,000	$125,000
Average interest rate	-	-	-	-	-	6.83%	6.83%
Variable rate (U.S. dollars)	-	-	-	-	$28,500	-	$28,500
Average interest rate	-	-	-	-	4.31%	-	4.31%

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, payment experience and credit information.  After credit is granted the Company actively monitors the customer's financial condition and developing business news.  Approximately 43 percent of the trade receivables balance at September 30, 2010 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The adverse events in the global financial markets over the past two years also increased credit risks on investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at September 30, 2010;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is on protection of the plan assets against downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide good diversification, ensure that portfolio managers and investment consultants are adhering to the Company’s investment policies and directives, and ensure limited exposure to high risk securities and other similar assets.  The Company believes it has good investment policies and controls and proactive, responsible investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans do fluctuate with changing market valuations and volatility; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings. The Company has not identified any concerns in this regard through its review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the truck, heavy equipment, automotive and commercial heating and air conditioning markets.  The adverse events in the global financial markets over the last two years created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets.  The Company is responding to these market conditions through its continued implementation of its four-point plan, which includes manufacturing realignment, portfolio rationalization, SG&A expense reduction and capital allocation discipline.

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

Future recovery from the global recession or continued economic growth in China are expected to put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock.  The Company is exposed to the risk of supply of certain raw materials not being able to meet increasing customer demand as suppliers may not increase their output capacity as quickly as customers increase their orders and of increased prices being charged by raw material suppliers.

In addition to the purchase of raw materials, the Company purchases parts from suppliers that use the Company's tooling to create the part.  In most instances, and for financial reasons, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers.  The Company has implemented a supplier risk management program that utilizes inside and third-party tools to identify and mitigate high risk supplier situations.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offset this risk with firm agreements with its customers whenever possible, but these agreements often carry price-down provisions as well.

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

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of this commodity.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum impact earnings.  During the three and six months ended September 30, 2010, $0.1 million and $0.2 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  During the three and six months ended September 30, 2009, $1.7 million and $4.8 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At September 30, 2010, $0.9 million of unrealized losses, net of taxes, remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next 57 months.

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

As of September 30, 2010, the Company had no outstanding forward foreign exchange contracts.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

The Company has a number of investments in wholly owned foreign subsidiaries and a non-consolidated foreign joint venture. The net assets of these entities are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

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

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At September 30, 2010, all counterparties had a sufficient long-term credit rating.

Index

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2010.

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2011 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

This item should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

4.1
Amended and Restated Credit Agreement dated as of August 12, 2010 among the Registrant, the Foreign Subsidiary Borrowers, JPMorgan Chase Bank, N.A. as Administrative Agent, as Swing Line Lender, as LC Issuer, and as a Lender, U.S. Bank, N.A and Wells Fargo Bank, N.A., each as Syndication Agent and as a Lender, M&I Marshall & Ilsley Bank, as Documentation Agent and as a Lender, Associated Bank, N.A., and Comerica Bank
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 12, 2010 (“August 12, 2010 8-K”)

4.2
Note Purchase and Private Shelf Agreement dated as of August 12, 2010 among the Registrant and the Series A Purchasers named therein of $125,000,000 6.83% Secured Senior Notes, Series A, due August 12, 2020 and $25,000,000 Private Shelf Facility and each Prudential Affiliate (as defined therein) that may become bound by certain provisions thereof
Exhibit 4.2 to August 12, 2010 8-K

Index

4.3	Amended and Restated Intercreditor Agreement dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent	Exhibit 4.3 to August 12, 2010 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer.		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance,
   Chief Financial Officer and Treasurer*

Date:  November 5, 2010

* Executing as both the principal financial officer and a duly authorized officer of the Company