Form 10-Q
period 2010-12-31
MODINE MANUFACTURING CO
filed 2011-02-09
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,535,527 at February 4, 2011.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2010 and 2009
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Net sales	$360,043	$302,390	$1,051,114	$838,320
Cost of sales	302,948	254,674	877,718	712,380
Gross profit	57,095	47,716	173,396	125,940
Selling, general and administrative expenses	45,971	40,672	133,011	116,236
Restructuring (income) expense	(28)	1,056	13	(907)
Impairment of long-lived assets	1,274	273	2,500	5,116
Income from operations	9,878	5,715	37,872	5,495
Interest expense	2,602	3,793	30,239	18,895
Other income – net	(179)	(441)	(2,191)	(7,122)
Earnings (loss) from continuing operations before income taxes	7,455	2,363	9,824	(6,278)
Provision for income taxes	1,431	238	10,158	2,125
Earnings (loss) from continuing operations	6,024	2,125	(334)	(8,403)
Earnings (loss) from discontinued operations (net of income taxes)	-	2,084	(2,932)	(8,348)
Loss on sale of discontinued operations (net of income taxes)	(34)	(430)	(110)	(430)
Net earnings (loss)	$5,990	$3,779	$(3,376)	$(17,181)

Earnings (loss) from continuing operations per common share:
Basic	$0.13	$0.05	$(0.01)	$(0.23)
Diluted	$0.13	$0.05	$(0.01)	$(0.23)

Net earnings (loss) per common share:
Basic	$0.13	$0.08	$(0.07)	$(0.46)
Diluted	$0.13	$0.08	$(0.07)	$(0.46)

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and March 31, 2010
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$40,415	$43,657
Short term investments	2,652	1,239
Trade receivables, less allowance for doubtful accounts of $1,952 and $2,831	174,453	167,745
Inventories	117,998	99,559
Deferred income taxes and other current assets	51,725	43,242
Total current assets	387,243	355,442
Noncurrent assets:
Property, plant and equipment – net	404,237	418,616
Investment in affiliates	3,643	3,079
Goodwill	30,929	29,552
Intangible assets – net	6,575	6,888
Assets held for sale	2,450	9,870
Other noncurrent assets	12,781	16,805
Total noncurrent assets	460,615	484,810
Total assets	$847,858	$840,252
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,133	$3,011
Long-term debt – current portion	60	234
Accounts payable	130,511	142,209
Accrued compensation and employee benefits	65,703	66,268
Income taxes	10,722	7,527
Accrued expenses and other current liabilities	62,059	52,151
Total current liabilities	275,188	271,400
Noncurrent liabilities:
Long-term debt	145,427	135,952
Deferred income taxes	10,685	10,830
Pensions	58,877	74,270
Postretirement benefits	7,428	8,007
Other noncurrent liabilities	19,483	15,707
Total noncurrent liabilities	241,900	244,766
Total liabilities	517,088	516,166
Commitments and contingencies (See Note 20)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,080 and 46,815 shares	29,425	29,260
Additional paid-in capital	165,223	159,854
Retained earnings	195,045	198,421
Accumulated other comprehensive loss	(45,001)	(49,183)
Treasury stock at cost: 554 shares	(13,922)	(13,922)
Deferred compensation trust	-	(344)
Total shareholders' equity	330,770	324,086
Total liabilities and shareholders' equity	$847,858	$840,252

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	Nine months ended December 31
	2010	2009

Cash flows from operating activities:
Net loss	$(3,376)	$(17,181)
Adjustments to reconcile net loss with net cash provided by operating activities:
Depreciation and amortization	42,493	49,625
Impairment of long-lived assets	2,500	12,763
Other – net	4,169	(581)
Net changes in operating assets and liabilities, excluding dispositions	(47,206)	5,244
Net cash (used for) provided by operating activities	(1,420)	49,870

Cash flows from investing activities:
Expenditures for property, plant and equipment	(31,119)	(41,449)
Proceeds from dispositions of assets	3,577	8,130
Proceeds from sale of assets held for sale and discontinued operations	8,841	11,249
Settlement of derivative contracts	(48)	(6,544)
Other – net	3,709	4,024
Net cash used for investing activities	(15,040)	(24,590)

Cash flows from financing activities:
Short-term debt – net	2,919	(5,043)
Borrowings of long-term debt	229,699	50,884
Repayments of long-term debt	(220,026)	(165,549)
Book overdrafts	(407)	(1,071)
Issuance of common stock	-	93,025
Other – net	950	(724)
Net cash provided by (used for) financing activities	13,135	(28,478)

Effect of exchange rate changes on cash	83	3,823
Net (decrease) increase in cash and cash equivalents	(3,242)	625

Cash and cash equivalents at beginning of period	43,657	43,536
Cash and cash equivalents at end of period	$40,415	$44,161

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2010.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2011 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2010.

Note 2: Significant Accounting Policies

Restricted cash:  At December 31, 2010 and March 31, 2010, the Company had long-term restricted cash of $2,208 and $1,926, respectively, included in other noncurrent assets to secure long-term employee compensation arrangements for certain employees in Europe.  At March 31, 2010, the Company had long-term restricted cash of $4,000 included in other noncurrent assets primarily as collateral for unrealized losses on commodity derivatives with JPMorgan Chase Bank, N.A. as the counterparty.  There was no collateral required on commodity derivatives at December 31, 2010.

Assets held for sale:  Assets held for sale totaling $2,450 and $9,870 at December 31, 2010 and March 31, 2010, respectively, represent certain facilities that the Company has closed and is currently marketing for sale.  During the three months ended December 31, 2010, the Company sold one of the facilities previously classified as held for sale for net proceeds of $7,302 and recognized a gain on the sale of $2,232, which has been reflected as a component of selling, general and administrative expenses.  For the nine months ended December 31, 2010, the Company sold three facilities previously classified as held for sale for net proceeds of $8,841 and recognized a gain on the sales of $3,258, which has been reflected as a component of selling, general and administrative expenses.

Environmental expenditures:  The Company capitalizes environmental expenditures related to current operations that qualify as property, plant and equipment or substantially increase the economic value or extend the useful life of an asset.  All other expenditures are expensed as incurred.  Environmental expenditures that relate to an existing condition caused by past operations are expensed.  If a loss arising from environmental matters is probable and can be reasonably estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more likely than another.

Trade receivables:  The Company enters into accounts receivable factoring programs from time to time to sell accounts receivables without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  During the three and nine months ended December 31, 2010 the Company sold $17,970 and $23,934 of accounts receivable, respectively.  During the three and nine months ended December 31, 2009, the Company sold $3,340 and $7,839 of accounts receivable, respectively.  During the three and nine months ended December 31, 2010, a loss on the sale of accounts receivables of $98 and $142, respectively, was recorded in the consolidated statements of operations.  During the three and nine months ended December 31, 2009, a loss on the sale of accounts receivables of $26 and $58, respectively, was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Out of period adjustments:  During the second quarter of fiscal 2011, the Company identified a $3,292 postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility, of which $2,944 related to prior periods and $348 related to the second quarter.  The Company recorded $1,217 in the Original Equipment – North America segment during the second quarter of fiscal 2011 for the portion of the postretirement curtailment gain that should have been recorded in the fourth quarter of fiscal 2010.  The Company performed a quantitative analysis of the impact of this adjustment on previously issued financial statements, and further considered qualitative factors including the impact of this adjustment on recent and historical earnings trends and that there was no impact on compensation or covenant compliance.  After considering the collective quantitative and qualitative factors, the Company determined this adjustment was not material to the fiscal 2010 financial statements or the second quarter fiscal 2011 financial statements.  As a result of these adjustments, costs of sales decreased $1,217, pre-tax and post-tax results increased $1,217 and diluted loss per share from continuing operations decreased $0.03 for the nine months ended December 31, 2010.

In addition, during the second quarter of fiscal 2011, the Company determined that $1,727 of the previously mentioned postretirement curtailment gain should have been recorded during the first quarter of fiscal 2011 and identified a $972 gain from a commercial settlement in the Original Equipment – Europe segment that should have been recorded during the first quarter of fiscal 2011.  After considering similar qualitative and quantitative factors to those previously discussed, the Company determined these first quarter adjustments, totaling $2,699, were not material to the previously issued first quarter fiscal 2011 financial statements.  Accordingly, the Company revised its year-to-date results in the quarterly report for the second quarter of fiscal 2011 and will revise the first quarter fiscal 2011 results prospectively in future filings.  The revised first quarter fiscal 2011 results (which are reflected in the results for the nine months ended December 31, 2010) reflect decreased cost of sales of $2,699 million, increased provision for income taxes of $414, increased income from continuing operations of $2,285 and increased diluted earnings per share from continuing operations of $0.05.

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

In October 2009, the FASB issued updated guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for multiple-deliverable arrangements and revises the method by which consideration is allocated among the units of accounting.  The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement.  This guidance is effective for the Company on a prospective basis on or after April 1, 2011.

Note 3: Employee Benefit Plans

During the three months ended December 31, 2010 and 2009, the Company recorded compensation expense of $1,076 and $1,057, respectively, related to its defined contribution employee benefit plans.  During the nine months ended December 31, 2010 and 2009, the Company recorded compensation expense of $3,084 and $3,730, respectively, related to its defined contribution employee benefit plans.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

During the three and nine months ended December 31, 2010, the Company elected to contribute $2,529 and $14,628, respectively, to its U.S. pension plans.

During the nine months ended December 31, 2009, the Company recorded settlement charges of $281 related to payments made from the Modine Manufacturing Company Supplemental Executive Retirement Plan.

During the nine months ended December 31, 2010, the Company recorded a postretirement curtailment gain of $3,292 related to the closure of the Harrodsburg, Kentucky manufacturing facility.

Costs for Modine's pension and postretirement benefit plans for the three and nine months ended December 31, 2010 and 2009 include the following components:

	Three months ended December 31				Nine months ended December 31
	Pension		Postretirement		Pension		Postretirement
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost (income)	$483	$398	$11	$(9)	$1,433	$1,509	$33	$56
Interest cost	3,405	3,725	85	65	10,288	10,937	253	395
Expected return on plan assets	(3,806)	(3,806)	-	-	(11,418)	(11,339)	-	-
Amortization of:
Unrecognized net loss (gain)	1,918	752	(28)	(97)	5,752	1,902	(84)	(25)
Unrecognized prior service cost (credit)	89	98	(446)	(592)	267	280	(1,336)	(1,780)
Adjustment for settlement	8	-	-	-	23	281	-
Curtailment gain	-	-	-	-	-	-	(3,292)	-
Net periodic benefit cost (income)	$2,097	$1,167	$(378)	$(633)	$6,345	$3,570	$(4,426)	$(1,354)

Note 4: Stock-Based Compensation

Modine recognized stock-based compensation cost of $687 and $191 for the three months ended December 31, 2010 and 2009, respectively.  Modine recognized stock-based compensation cost of $3,203 and $2,336 for the nine months ended December 31, 2010 and 2009, respectively.  The performance component of awards granted under the long-term incentive plan during the first quarter of fiscal 2011 is based on a target compound annual growth rate in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period and a target return on average capital employed (ROACE) at the end of the three year period.  The Company currently considers the attainment of these performance targets to be probable.  Adjusted EBITDA is defined as earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  ROACE is defined as net earnings adding back after tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges; divided by the average total debt plus shareholders’ equity.  No performance shares were granted during fiscal 2010.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the nine months ended December 31, 2010 and 2009:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 31,
	2010		2009
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Common stock options	303.4	$5.96	666.1	$3.34
Unrestricted common stock	60.3	$8.43	54.4	$6.69
Restricted common stock - retention	97.2	$9.26	153.8	$5.01
Restricted common stock - performance based upon cumulative growth of adjusted EBITDA	175.0	$9.26	-	$-
Restricted common stock - performance based upon ROACE	116.6	$9.26	-	$-

The accompanying table sets forth the assumptions used in determining the fair value for the options and performance awards:

	Nine months ended December 31,
	2010	2009
	Options	Performance Awards
Expected life of awards in years	6.3	6.0
Risk-free interest rate	2.36%	3.19%
Expected volatility of the Company's stock	77.99%	72.95%
Expected dividend yield on the Company's stock	0.00%	0.00%
Expected forfeiture rate	2.50%	2.50%

The Company was prohibited from making dividend payments under its debt agreements at the time of the awards resulting in an expected dividend yield of 0.00 percent on the Company’s stock.

As of December 31, 2010, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards that will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,386	2.0
Restricted common stock - retention	1,320	2.8
Restricted common stock - performance	2,071	2.2
Total	$4,777	2.3

Note 5: Other Income – Net

Other income – net was comprised of the following:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Equity earnings (loss) of non-consolidated affiliates	$92	$(355)	$317	$(133)
Interest income	195	132	516	449
Foreign currency transactions	(130)	558	1,264	5,187
Other non-operating income - net	22	106	94	1,619
Total other income - net	$179	$441	$2,191	$7,122

Foreign currency transactions for the three and nine months ended December 31, 2010 and 2009 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency.

During the nine months ended December 31, 2009, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating income – net.

Note 6: Income Taxes

For the three months ended December 31, 2010 and 2009, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 19.2 percent and 10.1 percent, respectively.  During the third quarter of fiscal 2011, the Company recorded an increase in the valuation allowance of $60, predominantly against net foreign deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the third quarter of fiscal 2010, the Company recorded a $3,775 valuation allowance primarily related to its net U.S. deferred tax assets.

For the nine months ended December 31, 2010 and 2009, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 103.3 percent and 33.8 percent, respectively.  During the nine months ended December 31, 2010, the Company recorded an increase in the valuation allowance of $10,741, predominantly against net U.S. deferred tax assets as it is more likely than not that these assets will not be realized based on historical performance.  During the nine months ended December 31, 2009, the Company recorded a $6,177 valuation allowance primarily related to its net U.S. deferred tax assets.

Certain of the Company’s foreign operations generated earnings from continuing operations before income taxes during the three and nine months ended December 31, 2010, which resulted in a foreign income tax provision within these tax jurisdictions.  The foreign income tax provision results in an overall income tax expense from continuing operations despite pre-tax domestic losses from continuing operations.  For the three months ended December 31, 2010, the effective tax rate was favorably impacted by the implementation of a tax planning action, interest on equity, which allows our Brazilian operation to deduct as interest expense, subject to withholding tax, payments based on net equity made by the operation to its parent provided certain criteria are met.  This combined with year-over-year changes in the valuation allowance and the changing mix of foreign earnings and domestic losses, are the most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2010 and 2009.

The Company allocates income tax expense between continuing operations, discontinued operations and other comprehensive income by tax jurisdiction.  In periods in which there is a loss from continuing operations before income taxes and pre-tax income in another category (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.  For the three and nine months ended December 31, 2010, Modine allocated $425 of income tax expense to the income components in other comprehensive income with an offsetting tax benefit in continuing operations, which reduced the effective tax rate by 6.2 percent and 4.6 percent respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a reconciliation of the effective tax rate for the three and nine months ended December 31, 2010:

	Three months ended December 31, 2010
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(328)	$7,783	$7,455

(Benefit from) provision for income taxes at federal statutory rate	$(115)	$2,724	$2,609	35.0%
State taxes, net of federal benefit	45	-	45	0.6
Taxes on non-U.S. earnings and losses and foreign rate differentials	-	(781)	(781)	(10.5)
Valuation allowance	(919)	979	60	0.8
Interest on equity	859	(1,731)	(872)	(11.7)
Other, net	560	(190)	370	5.0
Provision for income taxes	$430	$1,001	$1,431	19.2%

	Nine months ended December 31, 2010
	Domestic	Foreign	Total	%

(Loss) earnings from continuing operations before income taxes	$(21,980)	$31,804	$9,824

(Benefit from) provision for income taxes at federal statutory rate	$(7,693)	$11,131	$3,438	35.0%
State taxes, net of federal benefit	(989)	-	(989)	(10.1)
Taxes on non-U.S. earnings and losses and foreign rate differentials	-	(3,080)	(3,080)	(31.4)
Valuation allowance	7,134	3,607	10,741	109.3
Interest on equity	859	(1,731)	(872)	(8.9)
Other, net	1,050	(130)	920	9.4
Provision for income taxes	$361	$9,797	$10,158	103.3%

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur.  The impact of the Company’s operations in the U.S., Germany, Austria and certain other foreign locations are recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Unrecognized tax benefits decreased $66 and increased $493 during the three and nine months ended December 31, 2010, respectively, primarily due to current period activity and foreign currency fluctuation.  The Company does not expect any significant increase or decrease in the total amount of unrecognized tax benefits within the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended December 31, 2010, the Company was not engaged in any routine examinations by any federal taxing authority.

As further discussed in Note 12, the South Korean business and retained aftermarket environmental liability in the Netherlands are presented as discontinued operations in the comparative consolidated financial statements.  The loss from discontinued operations has been presented net of income tax expense of $0 and $445 for the three months ended December 31, 2010 and 2009, respectively, and $0 and $538 for the nine months ended December 31, 2010 and 2009, respectively.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Basic:
Earnings (loss) from continuing operations	$6,024	$2,125	$(334)	$(8,403)
Less: Undistributed earnings attributable to unvested shares	(28)	(9)	-	-
Net earnings (loss) from continuing operations available to common shareholders	5,996	2,116	(334)	(8,403)
Discontinued operations:
Net (loss) earnings from discontinued operations, net of taxes	(34)	1,654	(3,042)	(8,778)
Less: Undistributed earnings attributable to unvested shares	-	(7)	-	-
Net (loss) earnings from discontinued operations availabe to common shareholders	(34)	1,647	(3,042)	(8,778)
Net earnings (loss) available to common shareholders	$5,962	$3,763	$(3,376)	$(17,181)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,235	45,941	46,114	37,066

Earnings (loss) from continuing operations per common share	$0.13	$0.05	$(0.01)	$(0.23)
Net (loss) earnings from discontinued operations per common share	-	0.03	(0.06)	(0.23)
Net earnings (loss) per common share - basic	$0.13	$0.08	$(0.07)	$(0.46)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Diluted:
Earnings (loss) from continuing operations	$6,024	$2,125	$(334)	$(8,403)
Less: Undistributed earnings attributable to unvested shares	(13)	(7)	-	-
Net earnings (loss) from continuing operations available to common shareholders	6,011	2,118	(334)	(8,403)
Discontinued operations:
Net (loss) earnings from discontinued operations, net of taxes	(34)	1,654	(3,042)	(8,778)
Less: Undistributed earnings attributable to unvested shares	-	(5)	-	-
Net (loss) earnings from discontinued operations availabe to common shareholders	(34)	1,649	(3,042)	(8,778)
Net earnings (loss) available to common shareholders	$5,977	$3,767	$(3,376)	$(17,181)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,235	45,941	46,114	37,066
Effect of dilutive securities	657	303	-	-
Weighted average shares outstanding - diluted	46,892	46,244	46,114	37,066

Earnings (loss) from continuing operations per common share	$0.13	$0.05	$(0.01)	$(0.23)
Net earnings (loss) from discontinued operations per common share	-	0.03	(0.06)	(0.23)
Net earnings (loss) per common share - diluted	$0.13	$0.08	$(0.07)	$(0.46)

For the three months ended December 31, 2010, the calculation of diluted earnings per share excludes 1,474 stock options as these shares were anti-dilutive.  For the nine months ended December 31, 2010, the calculation of diluted earnings per share excludes 1,811 stock options and 24 restricted stock awards as these shares were anti-dilutive.  For the three and nine months ended December 31, 2009, the calculation of diluted earnings per share excludes 2,257 and 2,822 stock options, respectively, as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive Income

Comprehensive income, which represents net earnings (loss) adjusted by the change in accumulated other comprehensive income (loss) was as follows:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Net earnings (loss)	$5,990	$3,779	$(3,376)	$(17,181)
Foreign currency translation	(3,117)	(4,757)	582	36,362
Cash flow hedges	81	1,385	2,172	5,843
Change in benefit plan adjustment	1,383	6	1,428	(236)
Total comprehensive income	$4,337	$413	$806	$24,788

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and percentage relationships at the time of complete physical inventories, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	December 31, 2010	March 31, 2010
Raw materials and work in process	$89,500	$71,329
Finished goods	28,498	28,230
Total inventories	$117,998	$99,559

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2010	March 31, 2010
Gross property, plant and equipment	$1,049,134	$1,056,096
Less accumulated depreciation	(644,897)	(637,480)
Net property, plant and equipment	$404,237	$418,616

A long-lived asset impairment charge of $1,274 was recorded during the three months ended December 31, 2010.  This impairment charge included $975 related to facilities held for sale in the Original Equipment – North America segment to reduce their carrying value to the estimated fair value less costs to sell.

A long-lived asset impairment charge of $2,500 was recorded during the nine months ended December 31, 2010 related to assets in the Original Equipment – Europe segment and the Original Equipment – Asia segment related to a program cancellation and the Original Equipment – North America segment for facilities held for sale to reduce their carrying value to the estimated fair value less costs to sell.

A long-lived asset impairment charge of $5,116 was recorded during the nine months ended December 31, 2009.  The impairment charge included $4,730 related to assets in the Original Equipment – North America segment for the Harrodsburg, Kentucky manufacturing facility based on the Company’s decision to close this facility and a program that was unable to support its asset base.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Assets held for sale of $2,450 and $9,870 at December 31, 2010 and March 31, 2010, respectively, consist of certain facilities that the Company has closed within the Original Equipment – North America and Original Equipment – Europe segments.  During the three months ended December 31, 2010, the Company sold its Tübingen, Germany facility within the Original Equipment – Europe segment for net proceeds of $7,302 and recognized a gain on sale of $2,232.  For the nine months ended December 31, 2010, the Company sold three held for sale facilities in the Original Equipment – North America and Original Equipment – Europe segments for net proceeds of $8,841 and recognized a gain on these sales of $3,258.  The Company is currently marketing the two remaining facilities for sale in the Original Equipment – North America segment.

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

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,661 of termination charges and $19,583 of other closure costs, in the aggregate.  Further costs of approximately $4,700 are anticipated to be incurred through fiscal 2012, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $6,600 are anticipated to be incurred related to these closures.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Changes in the accrued restructuring liability for the three and nine months ended December 31, 2010 and 2009 were comprised of the following, related to the above-described restructuring activities:

	Three months ended December 31
	2010	2009
Termination Benefits:
Balance, September 30	$2,516	$8,912
Additions	9	909
Adjustments	(37)	147
Effect of exchange rate changes	(10)	(52)
Payments	(579)	(3,630)
Balance, December 31	$1,899	$6,286

	Nine months ended December 31
	2010	2009
Termination Benefits:
Balance, April 1	$4,740	$21,412
Additions	103	2,241
Adjustments	(90)	(3,148)
Effect of exchange rate changes	(12)	855
Payments	(2,842)	(15,074)
Balance, December 31	$1,899	$6,286

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and nine months ended December 31, 2010 and 2009:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Restructuring (income) expense:
Employee severance and related benefits	$(28)	$1,056	$13	$(907)

Other repositioning costs:
Consulting fees	-	262	-	1,485
Postretirement curtailment gain	-	-	(3,292)	-
Miscellaneous other closure costs	565	1,863	3,557	4,119
Total other repositioning costs	565	2,125	265	5,604
Total restructuring and other repositioning expense	$537	$3,181	$278	$4,697

The total restructuring and other repositioning costs of $537 and $278 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2010, respectively, as follows: $565 and $265 were recorded as a component of cost of sales and $28 was recorded as restructuring income and $13 was recorded as restructuring expense.  The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements. Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods and favorable negotiations of severance packages.  The total restructuring and other repositioning costs of $3,181 and $4,697 were recorded in the consolidated statements of operations for the three and nine months ended December 31, 2009, respectively, as follows: $1,863 and $4,119 were recorded as a component of cost of sales; $262 and $1,485 were recorded as a component of selling, general and administrative expenses; $1,056 was recorded as restructuring expense; and $907 was recorded as restructuring income.  During the second quarter of fiscal 2010, final severance terms were reached including an early retirement option in lieu of severance.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 12: Discontinued Operations and Assets Held for Sale

During fiscal 2009, the Company announced the intended divestiture of its South Korean-based vehicular heating, ventilating and air conditioning (HVAC) business and, accordingly, it was determined that the South Korean business should be presented as held for sale and as a discontinued operation in the consolidated financial statements.  The operating results have been separately presented as a discontinued operation in the consolidated statement of operations for all periods presented.  On December 23, 2009, the Company sold 100 percent of the shares of the South Korean-based HVAC business for net cash proceeds of $11,249.  The Company recorded a cumulative loss on sale, net of taxes, of $611 during the third and fourth quarters of fiscal 2010.  During the three and nine months ended December 31, 2010, the Company recognized an additional loss on sale, net of taxes, of $34 and $110, respectively.

During the nine months ended December 31, 2010, the Company recorded environmental cleanup and remediation expenses of $2,932, as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of the Company’s Aftermarket business on July 22, 2005.  During the three and nine months ended December 31, 2009, the Company recorded environmental cleanup and remediation expenses of $170 and $841, respectively, as a component of loss from discontinued operations related to the Netherlands facility.

The following results of the South Korean business and the environmental cleanup and remediation in the Netherlands have been presented as loss from discontinued operations in the consolidated statement of operations:

	Three months ended December 31, 2009	Nine months ended December 31, 2009

Net sales	$54,510	$136,762
Cost of sales and other expenses	51,981	144,572
Earnings (loss) before income taxes	2,529	(7,810)
Provision for income taxes	445	538
Earnings (loss) from discontinued operations	$2,084	$(8,348)

During the first quarter of fiscal 2010, the Company recorded a loss of $7,646 on the South Korea asset group to reduce its carrying value to the estimated fair value less costs to sell.

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2011, by segment and in the aggregate, are summarized in the following table:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	OE -Asia	South America	Commercial Products	Total

Balance, March 31, 2010	$520	$13,869	$15,163	$29,552
Fluctuations in foreign currency	-	996	381	1,377
Balance, December 31, 2010	$520	$14,865	$15,544	$30,929

The Company conducted its annual assessment for goodwill impairment in the third quarter of fiscal 2011 by applying a fair value based test in accordance with applicable guidance related to the accounting for goodwill and indefinite-lived intangible assets. The fair value of the Company’s reporting units with goodwill exceeded their respective book values.

Intangible assets are comprised of the following:

	December 31, 2010			March 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Patents and product technology	$3,952	$(3,952)	$-	$3,952	$(3,952)	$-
Trademarks	8,898	(3,361)	5,537	8,726	(2,860)	5,866
Other intangibles	435	(418)	17	416	(337)	79
Total amortized intangible assets	13,285	(7,731)	5,554	13,094	(7,149)	5,945
Unamortized intangible assets:
Tradename	1,021	-	1,021	943	-	943
Total intangible assets	$14,306	$(7,731)	$6,575	$14,037	$(7,149)	$6,888

The Company conducted its annual impairment assessment of intangible assets with indefinite lives in the third quarter of fiscal 2011 in accordance with applicable guidance related to the accounting for goodwill and indefinite-lived intangible assets and determined that no impairment charge was necessary.

Amortization expense was $168 and $172 for the three months ended December 31, 2010 and 2009, respectively, and $495 and $505 for the nine months ended December 31, 2010 and 2009, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2011 through 2016 and beyond is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Fiscal Year	Estimated Amortization Expense

Remainder of 2011	$166
2012	593
2013	593
2014	593
2015	593
2016 & Beyond	3,016

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

On August 12, 2010, the Company entered into a four-year, $145,000 Amended and Restated Credit Agreement with six financial institutions led by JPMorgan Chase Bank, N.A.  The credit agreement amended and restated the Company’s then existing three-year, $142,110 revolving credit facility.  The Company has the right to request an increase in the aggregate commitment by up to a maximum additional amount of $50,000 subject to the agreement of JPMorgan Chase Bank, N.A. and the other lenders providing the increase in aggregate commitment.  Interest is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 250 to 375 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ratio (leverage ratio) for the then four preceding fiscal quarters.  As of December 31, 2010, the Company’s variable interest rate was LIBOR plus 300 basis points, or 3.26 percent.  The Company incurred $1,424 of fees to its creditors in conjunction with the Amended and Restated Credit Agreement, which will be amortized as a component of interest expense over the four-year term of the facility.  At December 31, 2010, $13,500 was outstanding under the revolving credit facility.

On August 12, 2010, the Company also entered into $125,000, 6.83 percent Series A Senior Notes with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Note Holders”) maturing on August 12, 2020 (“2020 Notes”).  The Company will be required to make principal payments of $4,000 quarterly beginning November 12, 2016 on the 2020 Notes.  The Company may also authorize the issuance of additional senior notes in an aggregate principal amount of $25,000 under the Note Purchase Agreement among the Company and the Note Holders pursuant to a currently uncommitted facility.  The Company provided under its revolving credit facility and 2020 Notes a blanket lien on all domestic assets, certain of the Company’s domestic subsidiaries are guaranteeing the Company’s outstanding borrowings, and 65 percent of the Company’s and debt guarantors’ stock in foreign subsidiaries is pledged.

The proceeds from the 2020 Notes were used to repay the outstanding 2015 Notes, 2017 Notes A and 2017 Notes B.  During the nine months ended December 31, 2010, the Company recognized a loss of $17,866 on early extinguishment of debt as a component of interest expense, which includes the prepayment penalty of $16,570 and $1,296 of unamortized debt issuance costs.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Provisions in the Company’s Amended and Restated Credit Agreement and 2020 Notes include customary restrictive covenants.  The Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a leverage ratio covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40,000 of cash restructuring and repositioning charges, not to exceed $20,000 in any fiscal year, and further adjusted to add back depreciation and amortization.  The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending on or after June 30, 2010 but on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

The Company was in compliance with its covenants as of December 31, 2010.

At December 31, 2010, the Company had $129,250 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $43,813.  In the aggregate, the Company had total available lines of credit of $173,063 at December 31, 2010.  The availability of these funds is subject to the Company’s ability to remain in compliance with the financial ratios and limitations in the respective debt agreements.

The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2010 and March 31, 2010, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the senior notes, which had a fair value of approximately $121,074 and $131,960, respectively.

At December 31, 2010 and March 31, 2010, the Company had short-term debt of $6,133 and $3,011, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 15: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At December 31, 2010 and March 31, 2010, approximately 48 percent and 47 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 20 for further discussion on market, credit and counterparty risks.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at December 31, 2010 as follows:

•	$14,365 loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$1,070 loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011;
•	$26,184 loan to its wholly owned subsidiary, Modine Holding GmbH, that matures on January 31, 2020;
•	$5,690 receivable with its wholly owned subsidiary, Modine do Brazil Sistemas Terminos Ltda. (Modine Brazil) related to the interest on equity tax planning action; and
•	$300 loan to its wholly owned subsidiary, Modine Thermal Systems Korea, that matures on April 23, 2011.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at December 31, 2010.

Note 16: Derivatives/Hedges

Modine selectively uses derivative financial instruments as a tool to manage certain financial risks.  Their use has been restricted primarily to hedging assets and obligations already held by Modine, and they have been used to protect cash flows rather than generate income or engage in speculative activity.  Leveraged derivatives are prohibited by Company policy.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.

Interest rate derivatives: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing that occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses were reflected as a component of accumulated other comprehensive income (loss), and were being amortized to interest expense over the respective lives of the borrowings.  In conjunction with the repayment of the 2015 and 2017 Notes on August 12, 2010, the remaining unamortized balance for these interest rate derivatives of $1,606 was reflected as a component of interest expense.  The Company amortized $462 of the interest rate derivatives in proportion with the mandatory prepayment of the Senior Notes on September 30, 2009 in connection with the Company’s secondary public offering.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2010 and March 31, 2010 are as follows:

	Balance Sheet Location	December 31, 2010	March 31, 2010
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$422	$-
Commodity derivatives	Accrued expenses and other current liabilities	989	1,243

The amounts recorded in accumulated other comprehensive income (loss) (AOCI) and in the consolidated statement of operations for the three and nine months ended December 31, 2010 are as follows:

			Three months ended December 31, 2010	Nine months ended December 31, 2010
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$1,087	Cost of sales	$(135)	$48
Interest rate derivative	-	Interest expense	-	1,751
Total	$1,087		$(135)	$1,799

The amounts recorded in AOCI and in the consolidated statement of operations for the three and nine months ended December 31, 2009 are as follows:

			Three months ended December 31, 2009	Nine months ended December 31, 2009
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$2,131	Cost of sales	$1,104	$5,859
Interest rate derivative	713	Interest expense	109	744
Total	$2,844		$1,213	$6,603

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

At December 31, 2010, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,639	$13	$-	$2,652
Derivative financial instruments	-	422	-	422
Total assets	$2,639	$435	$-	$3,074

Liabilities:
Derivative financial instruments	$-	$989	$-	$989
Deferred compensation obligation	2,642	13	-	2,655
Total liabilitites	$2,642	$1,002	$-	$3,644

Note 18: Product Warranties and Other Commitments

Changes in the warranty liability were as follows:

	Three months ended December 31
	2010	2009

Balance, October 1	$13,807	$11,029
Accruals for warranties issued in current period	1,226	1,381
Accruals (reversals) related to pre-existing warranties	31	(619)
Settlements made	(2,918)	(2,038)
Effect of exchange rate changes	(40)	(37)
Balance, December 31	$12,106	$9,716

	Nine months ended December 31
	2010	2009

Balance, April 1	$13,126	$9,107
Accruals for warranties issued in current period	3,763	4,530
Accruals related to pre-existing warranties	86	794
Settlements made	(4,852)	(5,651)
Effect of exchange rate changes	(17)	936
Balance, December 31	$12,106	$9,716

Commitments: At December 31, 2010, the Company had capital expenditure commitments of $17,577.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

Note 19: Segment Information

The following is a summary of net sales, gross profit (loss), earnings (loss) from continuing operations and total assets by segment:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Sales :
Original Equipment - Asia	$16,859	$8,934	$41,623	$22,411
Original Equipment - Europe	139,946	126,980	396,990	344,588
Original Equipment - North America	124,505	101,296	379,879	293,559
South America	36,429	32,254	114,513	82,871
Commercial Products	48,406	48,371	134,799	127,956
Segment sales	366,145	317,835	1,067,804	871,385
Corporate and administrative	379	481	1,157	2,019
Eliminations	(6,481)	(15,926)	(17,847)	(35,084)
Sales from continuing operations	$360,043	$302,390	$1,051,114	$838,320

	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
Gross profit (loss):		% of sales		% of sales		% of sales		% of sales
Original Equipment - Asia	$1,282	7.6%	$237	2.7%	$3,138	7.5%	$(217)	-1.0%
Original Equipment - Europe	17,317	12.4%	17,650	13.9%	54,386	13.7%	45,098	13.1%
Original Equipment - North America	16,526	13.3%	9,067	9.0%	52,573	13.8%	32,588	11.1%
South America	6,960	19.1%	6,137	19.0%	23,411	20.4%	16,608	20.0%
Commercial Products	14,617	30.2%	15,244	31.5%	38,685	28.7%	35,916	28.1%
Segment gross profit	56,702	15.5%	48,335	15.2%	172,193	16.1%	129,993	14.9%
Corporate and administrative	383	-	(620)	-	1,180	-	(4,127)	-
Eliminations	10	-	1	-	23	-	74	-
Gross profit	$57,095	15.9%	$47,716	15.8%	$173,396	16.5%	$125,940	15.0%

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
Operating earnings (loss):
Original Equipment - Asia	$(883)	$(675)	$(2,530)	$(3,630)
Original Equipment - Europe	7,285	6,400	21,107	15,757
Original Equipment - North America	5,504	(541)	21,585	3,552
South America	1,182	2,788	9,972	6,296
Commercial Products	6,967	7,927	17,303	16,131
Segment earnings	20,055	15,899	67,437	38,106
Corporate and administrative	(10,158)	(10,174)	(29,576)	(32,715)
Eliminations	(19)	(10)	11	104
Other items not allocated to segments	(2,423)	(3,352)	(28,048)	(11,773)
Earnings (loss) from continuing operations before income taxes	$7,455	$2,363	$9,824	$(6,278)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	December 31, 2010	March 31, 2010
Assets:
Original Equipment - Asia	$88,724	$62,952
Original Equipment - Europe	353,643	362,202
Original Equipment - North America	194,455	216,933
South America	93,949	88,240
Commercial Products	97,423	78,545
Corporate and administrative	36,847	31,539
Assets held for sale	2,450	9,870
Eliminations	(19,633)	(10,029)
Total assets	$847,858	$840,252

Note 20: Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the automotive, truck, heavy equipment and commercial heating and air conditioning markets.  The adverse events in the global financial and commercial markets have created a significant downturn in the Company’s vehicular markets and, to a lesser extent, in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions in these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the Company’s future results of operations or liquidity.  The Company is responding to these market conditions through its continued implementation of its four-point plan as follows:

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

The Company has been monitoring a groundwater contamination issue at its manufacturing facility in Brazil.  The Company believes that the contamination occurred prior to its ownership of this facility.  The Company is in the process of working with its environmental consultants to determine the most appropriate means to remediate this contamination, which has migrated to neighboring properties.  The Company is currently conducting a pilot program, among other analyses, that will provide additional information as to the appropriate means of remediation of the contamination as well as a more defined range of the potential costs.  The Company has analyzed the range of estimated costs to remediate the contamination and, based upon preliminary information, believes such cost is between approximately $1,700 and $5,500.  During the three months ended December 31, 2010, the Company accrued $1,700 of expense for the estimated liability for environmental investigation and remediation expense for this matter as no point within the estimated range is more likely than another.  The undiscounted reserve for this matter totaled $2,517 at December 31, 2010.  As of December 31, 2010, the Company is unable to determine the ultimate outcome of this matter which is subject to inherent uncertainties, including the potential for significant future expenditures in excess of the current liability.  As of March 31, 2010, the Company had a reserve of $776 for environmental monitoring and investigative procedures at this site.  During the third quarter of fiscal 2011, one of the neighbors of the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has also recorded other environmental investigation, cleanup and remediation expense accruals for certain facilities located in the United States and the Netherlands.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The undiscounted reserves for these other environmental matters totaled $4,857 and $2,272 at December 31, 2010 and March 31, 2010, respectively.  Additional reserves of $3,005 were recorded during the nine months ended December 31, 2010 of which $2,932 was recorded as a component of loss from discontinued operations.  Additional reserves of $353 and $1,073 were recorded during the three and nine months ended December 31, 2009, respectively, of which $170 and $841 were recorded as a component of loss from discontinued operations.  Certain of these matters may be covered by various insurance policies; however, the Company does not record any insurance recoveries until these are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including the assessment of significant monetary damages.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.  At December 31, 2010 and March 31, 2010, the Company did not have an accrual related to any such matter as they were not deemed probable.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2010 is the third quarter of fiscal 2011.

Third Quarter Overview:  Net sales in the third quarter of fiscal 2011 improved significantly from the third quarter of fiscal 2010, driven by an overall increase in sales volumes, primarily within the commercial vehicle and off-highway markets in North America and South America, as well as within the European automotive and commercial vehicle markets, as these markets are showing signs of recovery from the global recession.  Gross profit improved with these increased sales volumes.  Gross margin was consistent with the prior year.  As anticipated, selling, general and administrative (SG&A) expenses increased from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 due to higher employee benefits, higher engineering and development costs and an investment in growth in Asia.  Income from operations improved during the third quarter of fiscal 2011, as the incremental benefit from the sales growth during the quarter more than offset the increase in SG&A expenses.  During the third quarter of fiscal 2011, we reported earnings from continuing operations of approximately $6 million largely due to the increased sales volumes.

Year-To-Date Highlights:  Net sales in the first nine months of fiscal 2011 increased substantially compared with the first nine months of fiscal 2010 due to an overall sales volume increase, particularly within the commercial vehicle and off-highway markets.  Gross margin improved as a result of better fixed cost absorption on the higher sales volumes.  SG&A expenses increased year-over-year, primarily resulting from reinvestment in the business, including higher compensation benefits and higher engineering and development costs.  However, SG&A expenses as a percentage of sales decreased as our rate of growth in sales exceeded the rate of growth in SG&A costs.  Income from operations improved as a result of the sales growth and gross margin improvement partially offset by the increase in SG&A expenses.  Interest expense includes costs related to the long-term debt refinancing completed during the second quarter of fiscal 2011.  Our results for the first nine months of fiscal 2011 were income from continuing operations before taxes versus a loss from continuing operations before taxes for the first nine months of fiscal 2010.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 31, 2010 and 2009:

Index

	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	360.0	100.0%	302.4	100.0%	1,051.1	100.0%	838.3	100.0%
Cost of sales	302.9	84.1%	254.7	84.2%	877.7	83.5%	712.4	85.0%
Gross profit	57.1	15.9%	47.7	15.8%	173.4	16.5%	125.9	15.0%
Selling, general and administrative expenses	46.0	12.8%	40.7	13.5%	133.0	12.7%	116.2	13.9%
Restructuring expense (income)	-	0.0%	1.1	0.4%	-	0.0%	(0.9)	-0.1%
Impairment of goodwill and long-lived assets	1.3	0.4%	0.3	0.1%	2.5	0.2%	5.1	0.6%
Income from operations	9.9	2.7%	5.7	1.9%	37.9	3.6%	5.5	0.7%
Interest expense	2.6	0.7%	3.8	1.3%	30.2	2.9%	18.9	2.3%
Other income – net	(0.2)	0.0%	(0.4)	-0.1%	(2.2)	-0.2%	(7.1)	-0.8%
Earnings (loss) from continuing operations before income taxes	7.5	2.1%	2.4	0.8%	9.8	0.9%	(6.3)	-0.8%
Provision for income taxes	1.4	0.4%	0.2	0.1%	10.2	1.0%	2.1	0.3%
Earnings (loss) from continuing operations	6.0	1.7%	2.1	0.7%	(0.3)	0.0%	(8.4)	-1.0%

Comparison of Three Months Ended December 31, 2010 and 2009

Third quarter net sales of $360.0 million were 19.0 percent higher than the $302.4 million reported in the third quarter of fiscal 2010 driven by increases in overall sales volumes as certain end markets are recovering from the recent global recession, partially offset by a $10.9 million unfavorable impact of foreign currency exchange rate changes.  Commercial vehicle and off-highway sales improved approximately 21 percent and 62 percent, respectively, compared to the third quarter of fiscal 2010.

Gross profit increased $9.4 million, or 19.7 percent from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 on the increased sales volumes.  Gross margin of 15.9 percent during the third quarter of fiscal 2011 is comparable to the same period last year as the benefits from higher sales volumes were offset by incremental costs of program launches and increased metals prices.  In addition, the majority of the sales volume increases were within lower margin segments.

SG&A expenses increased $5.3 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, yet decreased as a percentage of sales.  The increase in SG&A is due primarily to higher employee benefits, higher engineering and development costs and $1.5 million to support growth in Asia.

Restructuring expense is primarily comprised of severance costs incurred as a result of actions taken under our four-point plan.  During the third quarter of fiscal 2010, we recorded $1.2 million of restructuring charges as the result of the closure of our Harrodsburg, Kentucky facility.

During the third quarter of fiscal 2011, we recorded impairment charges of $1.3 million primarily related to facilities held for sale within the Original Equipment – North America segment due to a continued decline in the real estate market for commercial property.

Income from operations improved $4.2 million from $5.7 million in the third quarter of fiscal 2010 to $9.9 million in the third quarter of fiscal 2011 primarily as a result of the higher sales volumes and resulting improvement in gross profit.

Interest expense decreased $1.2 million from the same period last year, due to the lower interest rates as a result of the debt refinancing completed during the second quarter of fiscal 2011.

Other income decreased $0.2 million from the same period last year, primarily related to foreign currency transaction losses recorded in the third quarter of fiscal 2011 on inter-company loans denominated in foreign currencies versus gains recorded in the third quarter of fiscal 2010.

Index

During the third quarter of fiscal 2011, we recorded a $1.4 million provision for income taxes, which represents an effective tax rate of 19.2 percent.  This compares to a $0.2 million provision for income taxes recorded during the third quarter of fiscal 2010, which represents an effective tax rate of 10.1 percent.  We record a provision for income taxes primarily in foreign jurisdictions where we are generating pre-tax profits, such as Brazil, United Kingdom, the Netherlands and Hungary.  The provision for income taxes increased from the prior year as we generated more pre-tax profits in these foreign tax jurisdictions.  During the third quarter of fiscal 2011, we recorded an increase to the valuation allowance of $0.1 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.

Earnings from continuing operations of $6.0 million in the third quarter of fiscal 2011 was an improvement of $3.9 million from the earnings from continuing operations of $2.1 million in the third quarter of fiscal 2010.  In addition, diluted earnings per share from continuing operations of $0.13 for the third quarter of fiscal 2011 was an improvement from diluted earnings per share from continuing operations of $0.05 in the third quarter of fiscal 2010.  These improvements are primarily related to the higher sales volumes.

Comparison of Nine Months Ended December 31, 2010 and 2009

Fiscal 2011 year-to-date net sales of $1,051.1 million were $212.8 million higher than the $838.3 million reported in the same period last year driven by overall sales volume improvements.  Commercial vehicle and off-highway sales increased approximately 24 percent and 65 percent, respectively, compared to the first nine months of fiscal 2010.  This was partially offset by an unfavorable impact of foreign currency exchange rate changes of $27.2 million.

Fiscal 2011 year-to-date gross profit increased $47.5 million from the same period last year.  Gross margin improved 150 basis points from 15.0 percent in the first nine months of fiscal 2010 to 16.5 percent in the first nine months of fiscal 2011.  The gross margin improvement is the result of better fixed cost absorption on the higher sales volumes.

Fiscal 2011 year-to-date SG&A expenses increased $16.8 million from the same period last year, primarily due to our reinvestment in the business, including higher employee benefits and higher engineering and development costs.  SG&A expenses decreased 120 basis points as a percentage of sales.

Restructuring income of $0.9 million was recorded during the first nine months of fiscal 2010 related to the reversal of severance liabilities of $3.3 million within our European business as the result of favorable benefits negotiations partially offset by restructuring charges related to the closure of our Harrodsburg, Kentucky facility.

During the first nine months of fiscal 2011, we recorded impairment charges of $2.5 million within the Original Equipment – Europe and Original Equipment – Asia segments due to a program cancellation and the Original Equipment – North America segment on facilities held for sale due to a continued decline in the real estate market for commercial property.  Asset impairment charges of $5.1 million were recorded during the first nine months of fiscal 2010 primarily related to long-lived assets in our North American business for certain program assets that were not able to support their asset bases and for the Harrodsburg, Kentucky manufacturing facility based on our intentions to close this facility.

Fiscal 2011 year-to-date interest expense increased $11.3 million over the same period last year, largely due to the $20.0 million of costs related to the debt refinancing completed during the second quarter of fiscal 2011.  Interest expense for the first nine months of fiscal 2010 includes $4.2 million of costs related to the mandatory prepayment of debt with a portion of the cash proceeds from the common stock offering on September 30, 2009.

Index

Fiscal 2011 year-to-date other income decreased $4.9 million from the same period last year.  The decrease was due to a reduction in foreign currency exchange gains on inter-company loans denominated in a foreign currency.  Other income for the first nine months of fiscal 2010 also includes a gain of $1.5 million related to the sale of our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd.

During the first nine months of fiscal 2011, we recorded a $10.2 million provision for income taxes, which represents an effective tax rate of 103.3 percent.  This compares to a $2.1 million provision for income taxes recorded during the first nine months of fiscal 2010, which represented an effective tax rate of 33.8 percent.  The increase in the provision for income taxes is primarily related to growth in pre-tax earnings in our foreign jurisdictions.  During the first nine months of fiscal 2011, we recorded an increase to the valuation allowance of $10.7 million predominantly against the net deferred tax assets in the U.S. as we continue to assess that it is more likely than not that these assets will not be realized in the future.  During the first nine months of fiscal 2010, we recorded valuation allowance charges of $6.2 million primarily against the net deferred tax assets in the U.S.

Loss from continuing operations improved $8.1 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011.  In addition, diluted loss per share from continuing operations improved from a $0.23 loss per share in the prior year to a loss of $0.01 per share in the current year.  The increased sales volumes and gross margin improvement were the primary drivers of this improvement.

DISCONTINUED OPERATIONS

During the second quarter of fiscal 2011, we recorded $2.9 million of environmental cleanup and remediation expenses as a component of loss from discontinued operations related to a facility in the Netherlands that was sold as part of the spin off of our Aftermarket business on July 22, 2005.

During the third quarter of fiscal 2010, we sold 100 percent of the shares of our South Korea-based vehicular HVAC business for net cash proceeds of $11.2 million and recognized a loss on sale, net of taxes, of $0.4 million.

OUT OF PERIOD ADJUSTMENTS

During the second quarter of fiscal 2011, we identified a $3.3 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility, of which $2.9 million related to prior periods and $0.4 million related to the second quarter.  We recorded $1.2 million in the Original Equipment – North America segment during the second quarter for the portion of the postretirement curtailment gain that should have been recorded in the fourth quarter of fiscal 2010.  We performed a quantitative analysis of the impact of this adjustment on previously issued financial statements, and further considered qualitative factors including the impact of this adjustment on recent and historical earnings trends and that there was no impact on compensation or covenant compliance.  After considering both qualitative and quantitative factors, we determined this adjustment was not material to the fiscal 2010 financial statements or the second quarter fiscal 2011 financial statements.  As a result of these adjustments, cost of sales decreased $1.2 million, pre-tax and post-tax results increased $1.2 million and diluted loss per share from continuing operations decreased $0.03 for the first nine months of fiscal 2011.

In addition, we determined that $1.7 million of the previously mentioned postretirement curtailment gain should have been recorded in the first quarter of fiscal 2011 and identified a $1.0 million gain from a commercial settlement in the Original Equipment – Europe segment that should have been recorded in the first quarter of fiscal 2011 as well. After considering similar qualitative and quantitative factors to those previously discussed, we determined these first quarter adjustments totaling $2.7 million were not material to the previously issued first quarter fiscal 2011 financial statements.  Accordingly, we revised our year-to-date results in the quarterly report for the second quarter of fiscal 2011 and will revise the first quarter fiscal 2011 results prospectively in future filings.  The revised first quarter fiscal 2011 results (which are reflected in the fiscal 2011 year to date results) reflect decreased cost of sales of $2.7 million, increased provision for income taxes of $0.4 million, increased income from continuing operations of $2.3 million and increased diluted earnings per share from continuing operations of $0.05.

Index

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2010 and 2009:

Original Equipment - Asia
	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	16.9	100.0%	8.9	100.0%	41.6	100.0%	22.4	100.0%
Cost of sales	15.6	92.3%	8.7	97.8%	38.5	92.5%	22.6	100.9%
Gross profit	1.3	7.6%	0.2	2.7%	3.1	7.5%	(0.2)	-1.0%
Selling, general and administrative expenses	2.2	13.0%	0.7	7.9%	5.3	12.7%	3.2	14.3%
Impairment of long-lived assets	-	0.0%	0.2	2.2%	0.3	0.7%	0.2	0.9%
Loss from continuing operations	(0.9)	-5.3%	(0.7)	-7.9%	(2.5)	-6.0%	(3.6)	-16.1%

Comparison of Three Months Ended December 31, 2010 and 2009

The Original Equipment – Asia segment continues to operate in a growth phase.  Net sales increased $8.0 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 primarily due to increased program launch activity within the Chinese off-highway markets.  Gross margin improved from 2.7 percent during the third quarter of fiscal 2010 to 7.6 percent during the third quarter of fiscal 2011.  SG&A expenses increased $1.5 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011 due to our investment in growth in this segment.  The loss from continuing operations increased $0.2 million over the periods presented due to the increase in SG&A costs.

Comparison of Nine Months Ended December 31, 2010 and 2009

Original Equipment – Asia fiscal 2011 year-to-date net sales increased $19.2 million from the same period last year as a result of continued launch activities and ramp-up of business within this segment.  Gross margin improved to 7.5 percent for the first nine months of fiscal 2011 from a gross margin of negative 1.0 percent during the first nine months of fiscal 2010.  SG&A expenses increased $2.1 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011 as a result of our investment in growth in this segment.  The loss from continuing operations decreased $1.1 million over the periods presented based on the gross margin improvement.

Original Equipment - Europe
	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	139.9	100.0%	127.0	100.0%	397.0	100.0%	344.6	100.0%
Cost of sales	122.6	87.6%	109.3	86.1%	342.6	86.3%	299.5	86.9%
Gross profit	17.3	12.4%	17.7	13.9%	54.4	13.7%	45.1	13.1%
Selling, general and administrative expenses	9.7	6.9%	11.5	9.1%	32.0	8.1%	32.6	9.5%
Restructuring (income) expense	-	0.0%	(0.2)	-0.2%	0.1	0.0%	(3.5)	-1.0%
Impairment of goodwill and long-lived assets	0.3	0.2%	-	0.0%	1.2	0.3%	0.2	0.1%
Income from continuing operations	7.3	5.2%	6.4	5.0%	21.1	5.3%	15.8	4.6%

Index

Comparison of Three Months Ended December 31, 2010 and 2009

Original Equipment – Europe net sales increased $12.9 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, driven by a $24.9 million increase in sales to vehicular customers, partially offset by a $12.0 unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 13.9 percent during the third quarter of fiscal 2010 to 12.4 percent during the third quarter of fiscal 2011 due to increased commodity prices and the incremental costs of program launches.  During the third quarter of fiscal 2011, the Tubingen, Germany facility was sold for a gain of $2.2 million, which is included in SG&A expense.  Income from continuing operations improved $0.9 million over the periods presented due to the sale of the Tubingen, Germany facility.

Comparison of Nine Months Ended December 31, 2010 and 2009

Original Equipment – Europe fiscal 2011 year-to-date net sales increased $52.4 million from the same period last year, based primarily on an increase in sales to the premium automotive and commercial vehicle markets, partially offset by a $35.0 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved 60 basis points to 13.7 percent during the first nine months of fiscal 2011 due to improved operating leverage on higher sales volumes, which was partially offset by the incremental costs of program launches.  SG&A expenses are comparable, yet decreased as a percentage of sales.  During the third quarter of fiscal 2011, the Tubingen, Germany facility was sold for a gain of $2.2 million, which is included in SG&A expense.  Restructuring income of $3.5 million was recorded during the first nine months of fiscal 2010 related to the reversal of severance liabilities as the result of favorable benefits negotiations.  A long-lived asset impairment charge of $1.2 million was recorded during the first nine months of fiscal 2011 related to a program cancellation and for assets no longer in use.  Income from continuing operations of $21.1 million during the first nine months of fiscal 2011 was an improvement of $5.3 million from same period in the prior year due to the improved sales and gross margin.

Original Equipment - North America
	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	124.5	100.0%	101.3	100.0%	379.9	100.0%	293.6	100.0%
Cost of sales	108.0	86.7%	92.2	91.0%	327.3	86.2%	261.0	88.9%
Gross profit	16.5	13.3%	9.1	9.0%	52.6	13.8%	32.6	11.1%
Selling, general and administrative expenses	10.0	8.0%	8.2	8.1%	30.0	7.9%	22.9	7.8%
Restructuring expense	-	0.0%	1.3	1.3%	-	0.0%	1.4	0.5%
Impairment of long-lived assets	1.0	0.8%	0.1	0.1%	1.0	0.3%	4.7	1.6%
Income (loss) from continuing operations	5.5	4.4%	(0.5)	-0.5%	21.6	5.7%	3.6	1.2%

Comparison of Three Months Ended December 31, 2010 and 2009

Original Equipment – North America net sales increased $23.2 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, primarily driven by the continued recovery within the off-highway and Class 8 commercial vehicle markets.  Gross margin improved 430 basis points from 9.0 percent during the third quarter of fiscal 2010 to 13.3 percent during the third quarter of fiscal 2011 as a result of better fixed cost absorption due to the higher sales volumes.  SG&A expenses increased $1.8 million year-over-year, yet was comparable as a percentage of sales.  The increase is primarily due to higher employee benefits and higher engineering and development costs.  Restructuring charges recorded during the third quarter of fiscal 2010 relate to the closure of our Harrodsburg, Kentucky facility.  Asset impairment charges of $1.0 million recorded during the third quarter of fiscal 2011 related to a decline in the market value for facilities held for sale.  The income from continuing operations of $5.5 million during the third quarter of fiscal 2011 was an improvement of $6.0 million from the loss from continuing operations of $0.5 million incurred in the third quarter of fiscal 2010, based on the sales increase and gross margin improvement.

Index

Comparison of Nine Months Ended December 31, 2010 and 2009

Original Equipment – North America fiscal 2011 year-to-date net sales increased $86.3 million, or 29 percent, from the same period last year primarily driven by the continued recovery within the off-highway and Class 8 commercial vehicle markets.  Gross margin improved from 11.1 percent during the first nine months of fiscal 2010 to 13.8 percent during the first nine months of fiscal 2011, primarily attributable to improved operating leverage on higher sales volumes and a $3.3 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility.  SG&A expenses increased $7.1 million year-over-year due to higher employee benefits and higher engineering and development costs.  Restructuring charges recorded in fiscal 2010 relate to the closure of our Harrodsburg, Kentucky facility.  Asset impairment charges of $4.7 million recorded during the first nine months of fiscal 2010 related to a program that was not able to support its asset base and the Harrodsburg, Kentucky manufacturing facility, that had a net book value which exceeded its fair value.  The income from continuing operations of $21.6 million during the first nine months of fiscal 2011 was an $18.0 million improvement from the income from continuing operations of $3.6 million reported during the first nine months of fiscal 2010 due to the increased sales volumes and improved gross margin.

South America
	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	36.4	100.0%	32.3	100.0%	114.5	100.0%	82.9	100.0%
Cost of sales	29.5	81.0%	26.2	81.1%	91.1	79.6%	66.3	80.0%
Gross profit	7.0	19.1%	6.1	19.0%	23.4	20.4%	16.6	20.0%
Selling, general and administrative expenses	5.7	15.7%	3.3	10.2%	13.4	11.7%	9.5	11.5%
Restructuring expense	-	0.0%	-	0.0%	-	0.0%	0.8	1.0%
Income from continuing operations	1.2	3.3%	2.8	8.7%	10.0	8.7%	6.3	7.6%

Comparison of Three Months Ended December 31, 2010 and 2009

South America net sales increased $4.1 million from the third quarter of fiscal 2010 to the third quarter of fiscal 2011, due to increased sales volumes within the commercial vehicle and off-highway markets, as well as within the Aftermarket business and a $0.9 million favorable impact of foreign currency exchange rate changes.  Gross margin of 19.1 percent during the third quarter of fiscal 2011 was a slight improvement from 19.0 percent during the third quarter of fiscal 2010 due to improved operating leverage on higher sales volumes, partially offset by increased materials costs.  SG&A expenses increased $2.4 million largely due to an environmental cleanup and remediation charge of $1.8 million related to a pre-acquisition groundwater contamination issue the company has been addressing.  Income from continuing operations decreased $1.6 million over the periods presented due to the increased SG&A costs.

Comparison of Nine Months Ended December 31, 2010 and 2009

South America fiscal 2011 year-to-date net sales increased $31.6 million from the same period last year, due to increased sales volumes within the commercial vehicle and off-highway markets and in the Aftermarket business and a favorable impact of foreign currency exchange rate changes of $8.4 million.  Gross margin improved from 20.0 percent during the first nine months of fiscal 2010 to 20.4 percent during the first nine months of fiscal 2011 due to improved operating leverage on higher sales volumes partially offset by year-over-year increased materials pricing.  SG&A expenses increased $3.9 million as a result of reinvestment in the business, including higher employee benefits, and a $1.8 million  environmental cleanup and remediation charge.  Restructuring expense of $0.8 million was recorded during the first nine months of fiscal 2010 related to a workforce reduction within the Brazilian operations.  Income from continuing operations increased $3.7 million to $10.0 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011 based on the significant increase in sales volumes and gross margin improvement.

Index

Commercial Products
	Three months ended December 31				Nine months ended December 31
	2010		2009		2010		2009
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	48.4	100.0%	48.4	100.0%	134.8	100.0%	128.0	100.0%
Cost of sales	33.8	69.8%	33.1	68.4%	96.1	71.3%	92.1	72.0%
Gross profit	14.6	30.2%	15.2	31.5%	38.7	28.7%	35.9	28.1%
Selling, general and administrative expenses	7.6	15.7%	7.4	15.3%	21.4	15.9%	19.5	15.2%
Restructuring expense	-	0.0%	-	0.0%	-	0.0%	0.3	0.2%
Income from continuing operations	7.0	14.5%	7.9	16.3%	17.3	12.8%	16.1	12.6%

Comparison of Three Months Ended December 31, 2010 and 2009

Commercial Products net sales were comparable for the third quarter of fiscal 2010 and the third quarter of fiscal 2011.  Gross margin decreased from 31.5 percent during the third quarter of fiscal 2010 to 30.2 percent during the third quarter of fiscal 2011, primarily due to materials cost increases.  Income from continuing operations of $7.0 million during the third quarter of fiscal 2011 decreased $0.9 million from the third quarter of fiscal 2010 as a result of the decline in gross margin.

Comparison of Nine Months Ended December 31, 2010 and 2009

Commercial Products fiscal 2011 year-to-date net sales increased $6.8 million from the same period last year, due to higher market penetration with new product introductions, partially offset by a $1.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved from 28.1 percent during the first nine months of fiscal 2010 to 28.7 percent during the first nine months of fiscal 2011, primarily due to the increased sales volumes and performance improvements.  SG&A expenses increased $1.9 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011 due to an investment in additional resources within the segment and higher engineering and development costs.  Income from continuing operations increased $1.2 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011 as a result of the increased sales volumes.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  See Note 14, “Indebtedness” to our condensed consolidated financial statements for further information regarding our debt agreements.

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

Our adjusted EBITDA for the four consecutive quarters ended December 31, 2010 was $107.5 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Total
(Loss) earnings from continuing operations	$(11,895)	$5,404	$(11,762)	$6,024	$(12,229)
Consolidated interest expense	3,993	4,108	23,529	2,602	34,232
Provision for income taxes	7,707	3,715	5,012	1,431	17,865
Depreciation and amortization expense (a)	15,329	14,578	13,747	14,168	57,822
Non-cash charges (b)	4,662	3,460	(5,279)	1,819	4,662
Restructuring and repositioning charges (income) (c)	1,557	1,714	1,319	537	5,127
Adjusted EBITDA	$21,353	$32,979	$26,566	$26,581	$107,479

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

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Total
Long-lived asset impairments	$1,432	-	$1,226	$1,274	$3,932
Non-cash restructuring and repositioning charges	1,006	(1,727)	(1,565)	-	(2,286)
Exchange losses (gains) on intercompany loans	1,939	5,187	(4,940)	545	2,731
Provision for uncollectible notes receivable	(214)	-	-	-	(214)
Supplemental executive retirement plan settlement	499	-	-	-	499
Non-cash charges	$4,662	$3,460	$(5,279)	$1,819	$4,662

(c)
Restructuring and repositioning charges (income) represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended December 31, 2010 was 6.04, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Index

Four Quarters Ended December 31, 2010

Consolidated interest expense	$34,232
Less: Prepayment penalty classified as interest	(16,570)
Plus: Other items (a)	129
Total consolidated interest expense	$17,791

Adjusted EBITDA	$107,479

Interest expense coverage ratio	6.04

(a)	Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended December 31, 2010 was 1.62, which was below the maximum ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended December 31, 2010

Debt per balance sheet	$151,620
Plus: Indebtedness attributed to sales of accounts receivable	16,878
Net commodity derivative liability	567
Standby letters of credit	4,777
Total consolidated debt	$173,842

Adjusted EBITDA	$107,479

Leverage ratio	1.62

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant for the remainder of fiscal 2011 and beyond.

Cash used for operating activities for the nine months ended December 31, 2010 was $1.4 million as compared to cash provided by operating activities of $49.9 million for the nine months ended December 31, 2010.  This decline in cash flow from operations is primarily due to a $14.6 million contribution to our U.S. pension plans, the $16.6 million prepayment penalty related to the pay-off of our then existing senior notes in the first half of fiscal 2011 and the investment in working capital balances.

At December 31, 2010, we had capital expenditure commitments of $17.6 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America.

Outstanding indebtedness increased $12.4 million to $151.6 million at December 31, 2010 from the March 31, 2010 balance of $139.2 million, as a result of the refinancing of our debt, our investment in working capital and the contribution to our domestic pension plan.  Our cash balance of $40.4 million at December 31, 2010 is lower than the $43.7 million balance at March 31, 2010.

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

Index

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

(in thousands)	December 31, 2010
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$145,487	$60	$567	$14,096	$130,764
Interest associated with long-term debt	76,696	2,244	17,956	17,736	38,760
Total long-term debt and interest	$222,183	$2,304	$18,523	$31,832	$169,524

Interest for the revolving credit facility was calculated using a weighted average interest rate of 3.26 percent.  Interest for the 2020 Notes was calculated using the contractual interest rate of 6.83 percent.

We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $5.0 million as of December 31, 2010.

Outlook

We expect the Company’s results for fiscal 2011 to be better than those in fiscal 2010 as a result of improving trends in the markets the Company serves, the recent strengthening in sales volumes and improved operating leverage.  Compared with the prior fiscal year, we anticipate improved sales across all of our segments, particularly in the commercial vehicle and off-highway markets in North America and the premium automotive and commercial vehicle markets in Europe.  We believe that this increase in revenue will be partially offset by the wind-down of certain automotive, passenger thermal management and commercial vehicle business within the Original Equipment – North America segment.  We expect fiscal 2011 gross margin to be positively impacted by the sales volume improvements, given our improved operating leverage.  We anticipate SG&A expenses to increase when compared with fiscal 2010 as a result of reinvestment in the business to capitalize on long-term growth drivers, higher pension expense, increased employee total compensation and higher engineering and development expense as sales volumes increase.  However, we expect SG&A costs as a percentage of sales to decrease over time as sales volumes grow at a faster pace than the growth in SG&A costs.

Index

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in this Report and in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rate fluctuations (particularly the value of the euro relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

•	The impact the current global economic uncertainty is having on Modine, its customers and its suppliers and any worsening of such economic conditions leading to declining sales volumes;

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum, copper and steel;

•	Modine’s ability or inability to pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

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

•	Costs and other effects of the remediation of environmental contamination;

•	Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet quality standards with products produced at these facilities;

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

Index

•	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Financial Risks:

•	Modine’s ability to fund its liquidity requirements and meet its long-term commitments in the event of any renewed disruption in the credit markets;

•	Modine’s ability to remain in compliance with its debt agreements and financial covenants going forward; and

•	Modine’s ability to realize future tax benefits.

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

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a Japanese company.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, and changes between the dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  For the three months ended December 31, 2010, the Company experienced a strengthening of the U.S. dollar to these foreign currencies, which resulted in an unfavorable currency translation adjustment of $3.1 million.  For the nine months ended December 31, 2010, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $0.6 million.  At December 31, 2010 and March 31, 2010, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $97.8 million and $88.5 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $9.8 million and $8.9 million, respectively.  This sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of December 31, 2010 there were no third party foreign-denominated, long-term debt obligations.  The Company had inter-company loans outstanding at December 31, 2010 as follows:

Index

•	$14.4 million loan to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), that matures on April 30, 2013;
•	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$1.1 million loan to its wholly owned subsidiary, Modine U.K. Dollar Limited, that matures on November 30, 2011;
•	$26.2 million loan to its wholly owned subsidiary, Modine Holding GmbH, that matures on January 31, 2020;
•	$5.7 million receivable with its wholly owned subsidiary, Modine do Brazil Sistemas Terminos Ltda. (Modine Brazil) related to the interest on equity tax planning action; and
•	$0.3 million loan to its wholly owned subsidiary, Modine Thermal Systems Korea, that matures on April 23, 2011.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 250 to 375 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ratio (leverage ratio) for the four preceding fiscal quarters.  As of December 31, 2010, the Company’s variable interest rate was LIBOR plus 300 basis points or 3.26 percent.  The Company is subject to future fluctuations in LIBOR and changes in its leverage ratio, which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.   A 100 basis point increase in LIBOR would increase interest expense by $0.1 million for the fiscal year based on the December 31, 2010 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses were reflected as a component of accumulated other comprehensive income (loss), and were being amortized to interest expense over the respective lives of the borrowings.  During the nine months ended December 31, 2010, $1.8 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes the remaining unamortized balance of these interest rate derivatives of $1.6 million in conjunction with the repayment of the 2015 and 2017 Notes on August 12, 2010.  During the three and nine months ended December 31, 2009, $0.1 million and $0.7 million of expense, respectively, was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses.  The expense for the nine months includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes on September 30, 2009.  There were no remaining net unrealized losses deferred in accumulated other comprehensive income (loss) at December 31, 2010.

The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $125.0 million fixed rate notes, which have a fair value of approximately $121.1 million at December 31, 2010.

As of December 31, 2010, long-term debt matures as follows:

Index

	Expected Maturity Date
Long-term debt in ($000's)	F2011	F2012	F2013	F2014	F2015	Thereafter	Total
Fixed rate (U.S. dollars)	-	-	-	-	-	$125,000	$125,000
Average interest rate	-	-	-	-	-	6.83%	6.83%
Variable rate (U.S. dollars)	-	-	-	-	$13,500	-	$13,500
Average interest rate	-	-	-	-	5.04%	-	5.04%

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, each customer is evaluated, taking into consideration the borrower's financial condition, payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news.  Approximately 48 percent of the trade receivables balance at December 31, 2010 was concentrated in the Company's top ten customers.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.  However, the current economic uncertainty, especially within the global automotive and commercial vehicle markets, makes it difficult to predict future financial conditions of significant customers within these markets.  Deterioration in the financial condition of a significant customer could have a material adverse effect on the Company’s results of operations and liquidity.

The adverse events in the global financial markets in recent years also increased credit risks for investments to which Modine is exposed or where Modine has an interest.  The Company manages these credit risks through its focus on the following:

•
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at December 31, 2010;

•
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol under which the focus is to aggressively grow the plan assets while minimizing downside risk.  The Company monitors investments in its pension plans to ensure that these plans provide good diversification, ensure that portfolio managers and investment consultants are adhering to the Company’s investment policies and directives, and ensure limited exposure to high risk securities and other similar assets.  The Company believes it has good investment policies and controls and proactive, responsible investment advisors.  Despite our efforts to protect against downside risk, the assets within these plans do fluctuate with changing market valuations and volatility; and

•	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings. The Company has not identified any concerns in this regard through its review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the truck, heavy equipment, automotive and commercial heating and air conditioning markets.  The adverse events in the global economy over the last two years created a significant downturn in the Company’s vehicular markets and to a lesser extent in its commercial heating and air conditioning markets.  The current economic uncertainty makes it difficult to predict future conditions within these markets.  A sustained economic downturn in any of these markets could have a material adverse effect on the future results of operations or the Company’s liquidity and potentially result in the impairment of related assets. The Company is responding to these market conditions through its continued implementation of its four-point plan, which includes manufacturing realignment, portfolio rationalization, SG&A expense reduction and capital allocation discipline.

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

The Company expects that continued recovery from the global recession and continued economic growth in China will put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand as suppliers may not increase their output capacity as quickly as customers increased their orders and of increased prices being charged by raw material suppliers.

In addition, the Company purchases parts from suppliers that use the Company's tooling to create the part.  In most instances, and for financial reasons, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier of such parts being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers.  The Company has implemented a supplier risk management program that utilizes inside and third-party tools to identify and mitigate high risk supplier situations.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offset this risk with firm agreements with its customers whenever possible, but these agreements often carry price-down provisions.

The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  However, the risks associated with any market downturn, including the current global recession, are still present.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company has utilized an aluminum hedging strategy from time to time and started to hedge copper during the third quarter by entering into fixed price contracts to help offset changing commodity prices.  The Company does maintain agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Index

Hedging and Foreign Currency Exchange Contracts

The Company selectively uses derivative financial instruments as a tool to manage certain financial risks.  Their use has been restricted primarily to hedging assets and obligations already held by Modine, and they have been used to protect cash flows rather than generate income or engage in speculative activity.  Leveraged derivatives are prohibited by Company policy.

Commodity Derivatives:  The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive income (loss), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the three and nine months ended December 31, 2010, $0.1 million of income and $0.1 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  During the three and nine months ended December 31, 2009, $1.1 million and $5.9 million of expense, respectively, was recorded in the consolidated statement of operations related to the settlement of certain futures contracts.  At December 31, 2010, $0.6 million of unrealized losses remain deferred in accumulated other comprehensive income (loss), and will be realized as a component of cost of sales over the next 54 months.

The Company has entered into futures contracts from time to time related to certain of the Company’s forecasted purchases of nickel.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing purchase prices for future purchases of this commodity.  The Company has not designated these contracts as hedges; therefore gains and losses on these contracts were recorded directly in the consolidated statement of operations.

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

As of December 31, 2010, the Company had no outstanding forward foreign exchange contracts.  The Company believes that njon-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

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

Counterparty risks:  The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit rating acceptable to the Company.  At December 31, 2010, all counterparties had a sufficient long-term credit rating.

Index

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2010.

Changes In Internal Control Over Financial Reporting

During the third quarter of fiscal 2011 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

This item should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010 and Item 1. “Legal Proceedings” in Part II. of the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30 and September 30, 2010.  Certain information required hereunder is incorporated by reference from Note 20 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I. of this report.

Item 1A.  Risk Factors.

Our business involves risks.  The following information about these risks should be considered carefully together with the other information contained in this report and in conjunction with Part I. Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.  The risk described below and those in the Form 10-K are not the only risks we face.  Additional risks not currently known or deemed immaterial may also result in adverse results for our business.

The Company may incur significant costs in the remediation of environmental contamination.

We are working with our environmental consultants to determine the appropriate means of remediating groundwater contamination at our facility in Brazil that has, over a period of years, migrated to neighboring properties.  This remediation could result in potentially significant expenditures.

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

Date:  February 9, 2011

* Executing as both the principal financial officer and a duly authorized officer of the Company