Form 10-Q
period 2011-06-30
MODINE MANUFACTURING CO
filed 2011-08-02
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,604,875 at July 29, 2011.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30
	2011	2010
Net sales	$417,863	$345,532
Cost of sales	348,432	286,556
Gross profit	69,431	58,976
Selling, general and administrative expenses	49,438	42,200
Income from operations	19,993	16,776
Interest expense	2,990	4,108
Other (income) expense – net	(142)	3,598
Earnings from continuing operations before income taxes	17,145	9,071
Provision for income taxes	4,029	4,044
Earnings from continuing operations	13,116	5,026
Loss from discontinued operations (net of income taxes)	-	(32)
Loss on sale of discontinued operations (net of income taxes)	-	(6)
Net earnings	13,116	4,988
Plus: Net loss attributable to noncontrolling interest	9	-
Net earnings attributable to Modine	$13,125	$4,988

Earnings from continuing operations attributable to Modine common shareholders:
Basic	$0.28	$0.11
Diluted	$0.28	$0.11

Net earnings attributable to Modine common shareholders:
Basic	$0.28	$0.11
Diluted	$0.28	$0.11

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 and March 31, 2011
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,328	$32,930
Trade receivables, less allowance for doubtful accounts of $787 and $754	227,986	219,189
Inventories	131,817	122,629
Deferred income taxes and other current assets	58,592	52,877
Total current assets	466,723	427,625
Noncurrent assets:
Property, plant and equipment – net	434,838	430,295
Investment in affiliates	3,449	3,863
Goodwill	32,180	31,572
Intangible assets – net	6,427	6,533
Other noncurrent assets	16,988	17,051
Total noncurrent assets	493,882	489,314
Total assets	$960,605	$916,939
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$8,969	$8,825
Long-term debt – current portion	202	262
Accounts payable	167,718	177,549
Accrued compensation and employee benefits	59,214	63,163
Income taxes	6,091	3,739
Accrued expenses and other current liabilities	60,180	63,003
Total current liabilities	302,374	316,541
Noncurrent liabilities:
Long-term debt	178,228	138,582
Deferred income taxes	9,894	9,988
Pensions	58,123	62,926
Postretirement benefits	6,039	5,967
Other noncurrent liabilities	20,671	19,983
Total noncurrent liabilities	272,955	237,446
Total liabilities	575,329	553,987
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,119 and 47,105 shares, respectively	29,449	29,440
Additional paid-in capital	167,337	166,359
Retained earnings	216,812	203,686
Accumulated other comprehensive loss	(15,004)	(22,533)
Treasury stock at cost: 575 and 559 shares, respectively	(14,245)	(14,000)
Total Modine shareholders' equity	384,349	362,952
Noncontrolling interest	927	-
Total equity	385,276	362,952
Total liabilities and equity	$960,605	$916,939

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	Three months ended June 30
	2011	2010

Cash flows from operating activities:
Net earnings	$13,116	$4,988
Adjustments to reconcile net earnings with net cash used for operating activities:
Depreciation and amortization	14,952	14,467
Other – net	2,512	5,102
Net changes in operating assets and liabilities, excluding dispositions	(44,579)	(45,917)
Net cash used for operating activities	(13,999)	(21,360)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(12,644)	(8,950)
Proceeds from dispositions of assets	761	3,757
Settlement of derivative contracts	269	(115)
Other – net	172	822
Net cash used for investing activities	(11,442)	(4,486)

Cash flows from financing activities:
Short-term debt – net	83	1,024
Borrowings of long-term debt	75,045	58,570
Repayments of long-term debt	(35,629)	(40,039)
Capital contribution by noncontrolling interest in joint venture	936	-
Book overdrafts	-	(407)
Other – net	(97)	(19)
Net cash provided by financing activities	40,338	19,129

Effect of exchange rate changes on cash	501	(2,643)
Net increase (decrease) in cash and cash equivalents	15,398	(9,360)

Cash and cash equivalents at beginning of period	32,930	43,657
Cash and cash equivalents at end of period	$48,328	$34,297

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements by Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2011.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2011.

Note 2: Significant Accounting Policies

Restricted cash:  At June 30, 2011 and March 31, 2011, the Company had long-term restricted cash of $4,548 and $4,682, respectively, included in other noncurrent assets, consisting of $2,198 and $2,332, respectively, to secure long-term employee compensation arrangements for certain employees in Europe and $2,350 to collateralize insurance liabilities with an insurance carrier in North America.

Joint venture:  During the first quarter of fiscal 2012, the Company completed the formation of its joint venture with OneGene, Inc. to form Modine OneGene Corporation in South Korea.  The Company and OneGene, Inc. made initial capital contributions of 1,000,000 Korean won ($936 U.S. equivalent) each.  Modine is considered the primary beneficiary of the joint venture in accordance with applicable consolidation guidance.  Accordingly, the results of Modine OneGene Corporation are consolidated by the Company.

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2011, the quarterly results for fiscal 2011 have been revised as a result of errors identified during fiscal 2011 which were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended June 30, 2010, net sales increased $363, cost of goods sold increased $61, gross profit increased $302, selling, general and administrative expenses increased $350, provision for income taxes increased $330 and earnings from continuing operations decreased $378 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share decreased $0.01 for the three months ended June 30, 2010 as a result of these revisions.

Accounting standards changes and new accounting pronouncements:  In October 2009, the Financial Accounting Standards Board (FASB) issued updated guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for multiple-deliverable arrangements and revises the method by which consideration is allocated among the units of accounting.  The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement.  This guidance was effective for the Company on a prospective basis on April 1, 2011.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income.  This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive or a two consecutive statement approach.  In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company is currently evaluating the impact of this amendment.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 3: Employee Benefit Plans

During the three months ended June 30, 2011 and 2010, the Company recorded compensation expense of $1,229 and $1,269, respectively, related to its defined contribution employee benefit plans.

During the three months ended June 30, 2011 and 2010, the Company elected to contribute $5,050 and $10,450, respectively, to its U.S. pension plans.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 30, 2011 and 2010 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 30	2011	2010	2011	2010
Service cost	$426	$609	$12	$25
Interest cost	3,505	3,434	85	113
Expected return on plan assets	(3,848)	(3,668)		-
Amortization of:
Unrecognized net loss (gain)	1,996	2,023	(12)	22
Unrecognized prior service cost (credit)	-	89	(416)	(592)
Curtailment gain	-	-	-	(1,727)
Net periodic benefit cost (income)	$2,079	$2,487	$(331)	$(2,159)

Note 4: Stock-Based Compensation

Modine recognized stock-based compensation cost of $843 and $1,570 for the three months ended June 30, 2011 and 2010, respectively.  The stock-based compensation awards for fiscal 2012 were granted during the second quarter.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three months ended June 30, 2010:

Type of award	Number Granted	Fair Value Per Award
Common stock options	303.4	$5.96
Unrestricted common stock	19.4	$7.43
Restricted common stock - retention	97.2	$9.26
Restricted common stock - vesting based upon cumulative growth of adjusted EBITDA	175.0	$9.26
Restricted common stock - vesting based upon ROACE	116.6	$9.26

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The accompanying table sets forth the assumptions used in determining the fair value for the options granted during the three months ended June 30, 2010:

Expected life of awards in years	6.3
Risk-free interest rate	2.36%
Expected volatility of the Company's stock	77.99%
Expected dividend yield on the Company's stock	0.00%
Expected forfeiture rate	2.50%

As of June 30, 2011, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,027	1.5
Restricted common stock - retention	896	2.3
Restricted common stock - performance	1,730	1.8
Total	$3,653	1.9

Note 5: Other Income (Expense) – Net

Other income (expense) – net was comprised of the following:

	Three months ended June 30
	2011	2010
Equity in (loss) earnings of non-consolidated affiliates	$(402)	$199
Interest income	180	170
Foreign currency transactions	350	(4,017)
Other non-operating income - net	14	50
Total other income (expense) - net	$142	$(3,598)

Foreign currency transactions for the three months ended June 30, 2011 and 2010 were primarily comprised of foreign currency transaction gains (losses) on inter-company loans denominated in a foreign currency.

Note 6: Income Taxes

For the three months ended June 30, 2011 and 2010, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 23.5 percent and 44.6 percent, respectively.  This decrease in the effective income tax rate is primarily a result of improved operating results within the U.S. coupled with consistent overall profitability within its foreign jurisdictions.  During the first quarter of fiscal 2012, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  One of the Company’s Chinese subsidiaries currently has a full valuation allowance against its net deferred tax assets as a result of its cumulative loss position; however, it is possible that the valuation allowance may be released later this fiscal year as the subsidiary becomes profitable.

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

The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended June 30, 2011, the Company has not been notified of any examinations of open tax periods.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended June 30
	2011	2010
Basic:
Amounts attributable to Modine common shareholders:
Earnings from continuing operations attributable to Modine	$13,125	$5,026
Less: Undistributed earnings attributable to unvested shares	(50)	(19)
Net earnings from continuing operations available to Modine common shareholders	13,075	5,007
Net loss from discontinued operations available to Modine common shareholders	-	(38)
Net earnings available to Modine common shareholders	$13,075	$4,969

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,361	46,040

Earnings from continuing operations per common share	$0.28	$0.11
Net loss from discontinued operations per common share	-	-
Net earnings per common share - basic	$0.28	$0.11

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2011	2010
Diluted:
Amounts attributable to Modine common shareholders:
Earnings from continuing operations attributable to Modine	$13,125	$5,026
Less: Undistributed earnings attributable to unvested shares	(32)	(7)
Net earnings from continuing operations available to Modine common shareholders	13,093	5,019
Net loss from discontinued operations available to Modine common shareholders	-	(38)
Net earnings available to Modine common shareholders	$13,093	$4,981

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,361	46,040
Effect of dilutive securities	619	447
Weighted average shares outstanding - diluted	46,980	46,487

Earnings from continuing operations per common share	$0.28	$0.11
Net loss from discontinued operations per common share	-	-
Net earnings per common share - diluted	$0.28	$0.11

For the three months ended June 30, 2011, the calculation of diluted earnings per share excludes 1,165 stock options and 152 restricted stock awards as these shares were anti-dilutive.  For the three months ended June 30, 2010, the calculation of diluted earnings per share excludes 2,047 stock options and 29 restricted stock awards as these shares were anti-dilutive.

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss), which represents net earnings adjusted by the change in accumulated other comprehensive loss was as follows:

	Three months ended June 30
	2011	2010
Net earnings attributable to Modine	$13,125	$4,988
Foreign currency translation	8,088	(22,939)
Cash flow hedges	(2,112)	(467)
Change in benefit plan adjustment	1,553	411
Total comprehensive income (loss)	$20,654	$(18,007)

Note 9: Inventories

The amounts of raw material, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and periodic inventory analyses, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	June 30, 2011	March 31, 2011
Raw materials and work in process	$100,512	$93,306
Finished goods	31,305	29,323
Total inventories	$131,817	$122,629

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2011	March 31, 2011
Gross property, plant and equipment	$1,127,703	$1,102,684
Less accumulated depreciation	(692,865)	(672,389)
Net property, plant and equipment	$434,838	$430,295

Assets held for sale of $2,450 at June 30, 2011 and March 31, 2011, respectively, included in noncurrent assets, consist of certain facilities that the Company has closed within the Original Equipment – North America segment.  During the three months ended June 30, 2010, the Company sold two held for sale facilities in the Original Equipment – North America segment for aggregate net proceeds of $1,539, and recognized a gain on these sales of $1,026.  The Company is currently marketing the remaining facilities held for sale.

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures were aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky and Logansport, Indiana closures were completed during fiscal 2011.  The Camdenton, Missouri closure is anticipated to be completed in fiscal 2012.

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,316 of termination charges and $21,703 of other closure costs, in the aggregate.  Further additional costs of approximately $1,200 are anticipated to be incurred through fiscal 2012, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $2,300 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three months ended June 30, 2011 and 2010 were comprised of the following, related to the above-described restructuring activities:

	Three months ended June 30
	2011	2010
Termination Benefits:
Balance, April 1	$1,301	$4,740
Additions	-	81
Adjustments	(57)	-
Effect of exchange rate changes	4	(66)
Payments	(72)	(1,382)
Balance, June 30	$1,176	$3,373

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is the summary of restructuring and other repositioning costs recorded related to the above-described programs during the three months ended June 30, 2011 and 2010:

	Three months ended June 30
	2011	2010
Restructuring (income) expense:
Employee severance and related benefits	$(57)	$81

Other repositioning costs:
Postretirement curtailment gain	-	(1,727)
Miscellaneous other closure costs	135	1,633
Total other repositioning costs	135	(94)
Total restructuring and other repositioning costs	$78	$(13)

Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2011 as follows: $135 was recorded as a component of cost of sales and $57 was recorded as restructuring income within selling, general and administrative expenses.  The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.  Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2010 as follows: ($94) was recorded as a component of cost of sales and $81 was recorded as restructuring expense within selling, general and administrative expenses.

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2012, by segment and in the aggregate, are summarized in the following table:

	OE -	South	Commercial
	Asia	America	Products	Total

Balance, March 31, 2011	$520	$15,109	$15,943	$31,572
Fluctuations in foreign currency	1	600	7	608
Balance, June 30, 2011	$521	$15,709	$15,950	$32,180

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Intangible assets are comprised of the following:

	June 30, 2011			March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Trademarks	$9,089	$(3,733)	$5,356	$9,077	$(3,580)	$5,497
Total amortized intangible assets	9,089	(3,733)	5,356	9,077	(3,580)	5,497
Unamortized intangible assets:
Tradename	1,071	-	1,071	1,036	-	1,036
Total intangible assets	$10,160	$(3,733)	$6,427	$10,113	$(3,580)	$6,533

Amortization expense for the three months ended June 30, 2011 and 2010 was $160 and $161, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2012 through 2017 and beyond is as follows:

Fiscal Year	Estimated Amortization Expense

Remainder of 2012	$454
2013	605
2014	605
2015	605
2016	605
2017 & Beyond	2,482

Note 13: Indebtedness

The Company has $125,000 outstanding on 6.83 percent Senior Notes, maturing on August 12, 2020.  As of June 30, 2011, the Company also had $42,000 outstanding under its $145,000 domestic revolving credit facility which expires in August 2014.  At March 31, 2011, the Company had $6,500 outstanding on this domestic revolving credit facility.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of June 30, 2011.

At June 30, 2011, the Company had $103,000 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $48,895. In the aggregate, the Company had total available lines of credit of $151,895 at June 30, 2011.  The availability of these funds is subject to the Company’s ability to remain in compliance with the covenants and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2011 and March 31, 2011, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $120,413 and $121,463 at June 30, 2011 and March 31, 2011, respectively.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At June 30, 2011 and March 31, 2011, the Company had short-term debt of $8,969 and $8,825, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by reputable institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 30, 2011 and March 31, 2011, approximately 47 percent of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 19 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-currency-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at June 30, 2011 as follows:

•	$16,564 among three loans to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), with various maturities through December 2015;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$15,951 loan to its wholly owned subsidiary, Modine Holding GmbH, which matures on January 31, 2020;
•	$1,300 between two loans to its wholly owned subsidiary, Modine Thermal Systems Korea, with various maturity dates through April 2012; and
•	$6,013 receivable with its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil).

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at June 30, 2011.

Note 15: Derivatives/Hedges

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Commodity Derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of this commodity.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income (AOCI), and recognized as a component of earnings at the same time that the underlying purchases of aluminum impact earnings.

Interest rate derivatives: On August 5, 2005, the Company entered into a one-month forward ten-year treasury interest rate lock in anticipation of a private placement borrowing which occurred on September 29, 2005.  The contract was settled on September 1, 2005 with a loss of $1,794.  On October 25, 2006, the Company entered into two forward starting swaps in anticipation of the $75,000 private placement debt offering that occurred on December 7, 2006.  On November 14, 2006, the fixed interest rate of the private placement borrowing was locked and, accordingly, the Company terminated and settled the forward starting swaps at a loss of $1,812.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses are reflected as a component of AOCI, and are being amortized to interest expense over the respective lives of the borrowings.

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2011 and March 31, 2011 are as follows:

	Balance Sheet Location	June 30, 2011	March 31, 2011
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$268	$929
Commodity derivatives	Accrued expenses and other current liabilities	2,103	650

The amounts recorded in AOCI and in the consolidated statement of operations for the three months ended June 30, 2011 are as follows:

	Amount of Loss Recognized in AOCI	Location of Gain Reclassified from AOCI into Continuing Operations	Amount of Gain Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$(1,777)	Cost of sales	$269
Total	$(1,777)		$269

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The amounts recorded in AOCI and in the consolidated statement of operations for the three months ended June 30, 2010 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$(2,597)	Cost of sales	$(83)
Interest rate derivative	(495)	Interest expense	(109)
Total	$(3,092)		$(192)

Note 16:	Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

Trading securities
The Company’s trading securities are a mix of various investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets (such as New York Stock Exchange (NYSE)) and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.  These short term investments are included in other current assets.

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

At June 30, 2011, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,821	$13	$-	$2,834
Derivative financial instruments	-	268	-	268
Total assets	$2,821	$281	$-	$3,102

Liabilities:
Derivative financial instruments	$-	$2,103	$-	$2,103
Deferred compensation obligation	2,824	13	-	2,837
Total liabilitites	$2,824	$2,116	$-	$4,940

At March 31, 2011, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,707	$13	$-	$2,720
Derivative financial instruments	-	929	-	929
Total assets	$2,707	$942	$-	$3,649

Liabilities:
Derivative financial instruments	$-	$650	$-	$650
Deferred compensation obligation	2,723	-	-	2,723
Total liabilities	$2,723	$650	$-	$3,373

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 17: Product Warranties and Other Commitments

Changes in the warranty liability were as follows:

	Three months ended June 30
	2011	2010
Balance, April 1	$14,681	$13,126
Accruals for warranties issued in current period	1,549	1,342
Accruals (reversals) related to pre-existing warranties	157	(143)
Settlements made	(2,139)	(1,308)
Effect of exchange rate changes	160	(401)
Balance, June 30	$14,408	$12,616

Commitments: At June 30, 2011, the Company had capital expenditure commitments of $30,302.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with new program launches in Asia.

Note 18: Segment Information

During the first quarter of fiscal 2012, the Company implemented certain management reporting changes resulting in the realignment of the Nuevo Laredo, Mexico facility into the Original Equipment – North America segment from the Commercial Products segment.  The previously reported segment results for the Original Equipment – North America and Commercial Products segments have been retrospectively adjusted for comparative purposes.

The following is a summary of net sales, gross profit, earnings from continuing operations before income taxes and total assets by segment:

	Three months ended June 30
	2011	2010
Sales :
Original Equipment - Asia	$21,265	$12,032
Original Equipment - Europe	166,842	132,174
Original Equipment - North America	156,635	141,711
South America	47,921	36,843
Commercial Products	34,148	27,749
Segment sales	426,811	350,509
Corporate and administrative	103	409
Eliminations	(9,051)	(5,386)
Sales from continuing operations	$417,863	$345,532

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2011		2010
Gross profit:		% of sales		% of sales
Original Equipment - Asia	$3,086	14.5%	$1,139	9.5%
Original Equipment - Europe	25,022	15.0%	21,528	16.3%
Original Equipment - North America	22,612	14.4%	20,873	14.7%
South America	8,992	18.8%	7,416	20.1%
Commercial Products	9,529	27.9%	7,572	27.3%
Segment gross profit	69,241	16.2%	58,528	16.7%
Corporate and administrative	169	-	413	-
Eliminations	21	-	35	-
Gross profit	$69,431	16.6%	$58,976	17.1%

Operating earnings (loss):
Original Equipment - Asia	$813	$(406)
Original Equipment - Europe	11,341	11,000
Original Equipment - North America	10,819	10,541
South America	3,190	3,811
Commercial Products	3,371	1,529
Segment earnings	29,534	26,475
Corporate and administrative	(9,592)	(9,710)
Eliminations	51	12
Other items not allocated to segments	(2,848)	(7,706)
Earnings from continuing operations before income taxes	$17,145	$9,071

	June 30, 2011	March 31, 2011
Assets:
Original Equipment - Asia	$101,237	$91,748
Original Equipment - Europe	407,352	392,964
Original Equipment - North America	238,746	237,423
South America	112,492	103,733
Commercial Products	73,595	66,301
Corporate and administrative	53,306	45,103
Assets held for sale	2,450	2,450
Eliminations	(28,573)	(22,783)
Total assets	$960,605	$916,939

Note 19: Contingencies and Litigation

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

•
Pension assets – ensuring that investments within these plans provide reasonable diversification, monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk securities and other similar assets is limited; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings to the Company.

Counterparty risks:  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough review of customer credit reports and accounts receivable aging reports by internal credit committees;
•	Suppliers – implementing a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have acceptable credit ratings to the Company.

Trade Compliance:  During the fourth quarter of fiscal 2011, the Company determined that it was not in compliance with certain trade regulations related to import and export activity between its warehouse in Laredo, Texas and its plant in Nuevo Laredo, Mexico.  The Company believes that the trade regulation issues are limited to operations at the Laredo warehouse and the Nuevo Laredo plant.  As part of the investigation process, the Company has disclosed these trade compliance issues to appropriate U.S. government agencies and will fully cooperate with these agencies in their review.  At March 31, 2011, the Company recorded an estimated liability for the trade regulation issues of $4,528, which consisted of an estimate for unpaid duties, interest and penalties which may be levied against the Company by the government agencies.  The Company made a payment of $2,090 to U.S. Customs during the three months ended June 30, 2011 based on the Company’s estimate of the potential liability owed to this agency.  At June 30, 2011, the Company has a reserve of $2,438 for remaining trade compliance regulation issues.  There can be no assurance about the ultimate resolution of this matter, particularly given the involvement of multiple government agencies.  The Company will continue to cooperate with any external investigations and currently cannot be certain that the financial statements will not be materially impacted by duties and fines in excess of the amount accrued.  Such duties and fines in excess of the amount accrued could be material.

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of six sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), LWD, Inc. (Kentucky), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), Casmalia (California) and a scrap metal site known as Chemetco (Illinois).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  Costs anticipated for the remedial settlement of these sites cannot be reasonably determined at this time; however those costs are not believed to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.  In addition, Modine is voluntarily participating in the care for an inactive landfill owned by the City of Trenton (Missouri).

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company has been monitoring a groundwater contamination issue at its manufacturing facility in Brazil.  The Company believes that the contamination occurred prior to its ownership of this facility.   As of March 31, 2011, the Company had a reserve of $2,456 for environmental monitoring and investigative procedures and estimated remediation costs at this site.  The Company is in the process of working with its environmental consultants to determine the most appropriate means to remediate this contamination, which has migrated to neighboring properties.  The Company is currently conducting a pilot program, among other analytical tools, that will provide additional information as to the appropriate means of remediation of the contamination as well as a more defined range of the potential costs.  As a result of information obtained from the pilot program during fiscal 2011, the Company has analyzed the range of estimated costs to remediate the contamination and, based upon preliminary information, believes such cost is between approximately $1,700 and $5,500.  The Company accrued an additional $69 of expense during the three months ended June 30, 2011 for environmental investigation expense.  The undiscounted reserve for this matter totaled $2,462 at June 30, 2011.  The Company is unable to determine the ultimate outcome of this matter which is subject to inherent uncertainties, including the potential for significant future expenditures in excess of the current liability.  During fiscal 2011, one of the neighbors of the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

The Company has also recorded other environmental investigation, cleanup and remediation expense accruals for certain facilities located in the United States and The Netherlands.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The undiscounted reserves for these other environmental matters totaled $4,848 and $4,914 at June 30, 2011 and March 31, 2011, respectively.  Additional reserves of $32 were recorded during the three months ended June 30, 2010 as a component of loss from discontinued operations.  Certain of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until they are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims, such as personal injury, property damage, intellectual property or antitrust and trade regulation issues, are asserted against Modine.  At June 30, 2011 and March 31, 2011, the Company did not have an accrual related to any such matters as they were not deemed probable.

Index

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2011 is the first quarter of fiscal 2012.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2012 improved significantly from the first quarter of fiscal 2011 across all of our business segments, particularly within the commercial vehicle and off-highway markets and within the European automotive market.  Foreign currency exchange changes favorably impacted the quarter.  Gross margin decreased due to a postretirement curtailment gain recorded during the first quarter of fiscal 2011 and increased commodity costs year-over-year.  Selling, general and administrative (SG&A) expenses increased from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, as anticipated, yet decreased as a percentage of sales.  During the first quarter fiscal 2012, we recorded earnings from continuing operations of approximately $13 million, which improved significantly over the prior year.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The results for the three months ended June 30, 2010 have been revised to reflect the correction of errors relating to this period.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 30, 2011 and 2010:

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	417.9	100.0%	345.5	100.0%
Cost of sales	348.4	83.4%	286.6	82.9%
Gross profit	69.4	16.6%	59.0	17.1%
Selling, general and administrative expenses	49.4	11.8%	42.2	12.2%
Income from operations	20.0	4.8%	16.8	4.9%
Interest expense	3.0	0.7%	4.1	1.2%
Other (income) expense - net	(0.1)	0.0%	3.6	1.0%
Earnings from continuing operations before income taxes	17.1	4.1%	9.1	2.6%
Provision for income taxes	4.0	1.0%	4.0	1.2%
Earnings from continuing operations	13.1	3.1%	5.0	1.5%

First quarter net sales of $417.9 million were 20.9 percent higher than the $345.5 million reported in the first quarter of last year driven by increases in overall sales volumes, along with a $27.6 million favorable impact of foreign currency exchange rate changes.  Commercial vehicle and automotive sales improved 34.8 percent and 26.2 percent, respectively, compared to the first quarter of fiscal 2011.

During the first quarter of fiscal 2012, gross profit increased $10.4 million from the first quarter of fiscal 2011 on the increased sales volumes and a $4.5 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased 50 basis points from 17.1 percent in the first quarter of fiscal 2011 to 16.6 percent in the first quarter of fiscal 2012 partially due to increased commodity costs year-over-year.  In addition, the first quarter of fiscal 2011 included a postretirement curtailment gain of $1.7 million related to the closure of our Harrodsburg, Kentucky manufacturing facility.

SG&A expenses increased $7.2 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, yet decreased as a percentage of sales to 11.8 percent.  The increase in SG&A expenses is primarily the result of higher employee benefits such as salary increases and increased headcount.  During the first quarter of fiscal 2011, SG&A expenses included a $1.0 million gain on the sale of facilities held for sale.

Index

Income from operations improved $3.2 million from $16.8 million in the first quarter of fiscal 2011 to $20.0 million in the first quarter of fiscal 2012.  The higher sales volumes and the favorable impact of foreign currency exchange rate changes were the primary factors contributing to this improvement in results from operations.

Interest expense decreased $1.1 million over the comparable quarter, due to the lower interest rates as a result of the debt refinancing completed during the second quarter of fiscal 2011.

Other income of $0.1 million in the first quarter of fiscal 2012 represents a $3.7 million change from other expense of $3.6 million reported during the first quarter of fiscal 2011.  Other expense in the first quarter of fiscal 2011 consisted primarily of foreign currency exchange losses on inter-company loans denominated in a foreign currency.

During the first quarter of fiscal 2012, we recorded a $4.0 million provision for income taxes, which represents an effective tax rate of 23.5 percent.  This compares to a provision for income taxes of $4.0 million recorded during the first quarter of fiscal 2011, which represented a 44.6 percent effective tax rate.  This decrease in the effective income tax rate is primarily a result of improved operating results within the U.S. coupled with consistent overall profitability within our foreign jurisdictions.  During the first quarter of fiscal 2012, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.

Earnings from continuing operations of $13.1 million for the first quarter of fiscal 2012 represent an $8.1 million improvement from the $5.0 million recorded for the first quarter of fiscal 2011.  In addition, diluted earnings per share from continuing operations of $0.28 increased $0.17 from diluted earnings per share from continuing operations of $0.11 for this same period last year.  The increase in sales volumes was the primary driver of this increase.

SEGMENT RESULTS OF OPERATIONS

Original Equipment - Asia

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	21.3	100.0%	12.0	100.0%
Cost of sales	18.2	85.4%	10.9	90.8%
Gross profit	3.1	14.5%	1.1	9.5%
Selling, general and administrative expenses	2.3	10.8%	1.5	12.5%
Income (loss) from continuing operations	0.8	3.8%	(0.4)	-3.3%

The Original Equipment – Asia segment is still in the expansion phase and is currently launching numerous programs.  Net sales increased $9.3 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 due to new program launches in the off-highway construction markets in China and Korea and the commercial vehicle market in India.  Gross margin improved from 9.5 percent during the first quarter of fiscal 2011 to 14.5 percent during the first quarter of fiscal 2012 due to sales volume increases and improved fixed cost absorption.  Income from continuing operations of $0.8 million for the first quarter of fiscal 2012 represents a $1.2 million improvement from the loss from operations of $0.4 million for the first quarter of fiscal 2011 due to the increased sales volumes and gross margin improvement.

Index

Original Equipment - Europe

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	166.8	100.0%	132.2	100.0%
Cost of sales	141.8	85.0%	110.7	83.7%
Gross profit	25.0	15.0%	21.5	16.3%
Selling, general and administrative expenses	13.7	8.2%	10.5	7.9%
Income from continuing operations	11.3	6.8%	11.0	8.3%

Original Equipment – Europe net sales increased $34.6 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, driven by a $15.1 million increase in underlying commercial vehicle and premium automotive sales volumes and a $19.5 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $3.5 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 including a $2.9 million favorable impact of foreign currency exchange rate changes, yet gross margin decreased 130 basis points to 15.0 percent from 16.3 percent over this same period.  The decline in gross margin is primarily attributable to new program launches currently at low volumes and increased commodity costs.  SG&A expenses increased $3.4 million to $13.7 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 primarily due to higher personnel costs.   Income from operations increased $0.3 million.  Excluding a $1.4 million favorable impact of foreign currency exchange rate changes, income from operations decreased $1.1 million due to the decreased gross margin and increased SG&A expenses.

Original Equipment - North America

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	156.6	100.0%	141.7	100.0%
Cost of sales	134.0	85.6%	120.8	85.3%
Gross profit	22.6	14.4%	20.9	14.7%
Selling, general and administrative expenses	11.8	7.5%	10.4	7.3%
Income from continuing operations	10.8	6.9%	10.5	7.4%

Original Equipment – North America net sales increased $14.9 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, primarily driven by improvements in the commercial vehicle and off-highway markets.  Gross margin decreased 30 basis points to 14.4 percent during the first quarter of fiscal 2012 from 14.7 percent during the first quarter of fiscal 2011 due to higher year-over-year commodity costs and the absence of a $1.7 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility recorded in the first quarter of fiscal 2011.  SG&A expenses increased $1.4 million primarily due to a $1.0 million gain on the sale of two manufacturing facilities recorded during the first quarter of fiscal 2011 and the timing of customer reimbursements on engineering and development costs.  Income from continuing operations increased $0.3 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, primarily due to the increased sales volumes.

Index

South America

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	47.9	100.0%	36.8	100.0%
Cost of sales	38.9	81.2%	29.4	79.9%
Gross profit	9.0	18.8%	7.4	20.1%
Selling, general and administrative expenses	5.8	12.1%	3.6	9.8%
Income from continuing operations	3.2	6.7%	3.8	10.3%

South America net sales increased $11.1 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, due to increased sales volumes within their commercial vehicle market and a favorable impact of foreign currency exchange rate changes of $5.3 million.  Gross margin decreased from 20.1 percent during the first quarter of fiscal 2011 to 18.8 percent in the first quarter of fiscal 2012, due to year-over-year increased materials pricing which more than offset improved operating leverage on higher sales volume.  SG&A expenses increased $2.2 million largely due to unusual personnel related matters and freight costs.  Income from continuing operations decreased $0.6 million, based on the decreased gross margin and increased SG&A expenses.

Commercial Products

For the three months ended June 30	2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	34.1	100.0%	27.7	100.0%
Cost of sales	24.6	72.1%	20.1	72.6%
Gross profit	9.5	27.9%	7.6	27.3%
Selling, general and administrative expenses	6.1	17.9%	6.1	22.0%
Income from continuing operations	3.4	10.0%	1.5	5.4%

Commercial Products net sales increased $6.4 million from the first quarter of fiscal 2011 to the first quarter of fiscal 2012, due to increased sales volumes of cooling products and a $1.5 million favorable impact of foreign currency exchange rate changes.  Gross margin increased 60 basis points to 27.9 percent during the first quarter of fiscal 2012 from 27.3 percent during the first quarter of fiscal 2011, with the increased sales volumes and performance improvements.  SG&A expenses remained consistent and decreased 410 basis points as a percentage of sales.  Income from continuing operations improved $1.9 million to $3.4 million in the first quarter of fiscal 2012 from $1.5 million in the first quarter of fiscal 2011 due to the increased sales volumes and gross margin improvement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for further information regarding our debt agreements.

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

Our adjusted EBITDA for the four consecutive quarters ended June 30, 2011 was $110.5 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Total
(Loss) earnings from continuing operations	$(13,690)	$5,585	$12,306	$13,116	$17,317
Net loss attributable to noncontrolling interest	-	-	-	9	9
Consolidated interest expense	23,529	2,602	3,484	2,990	32,605
Provision for (benefit from) income taxes	4,822	1,134	(6,532)	4,029	3,453
Depreciation and amortization expense (a)	13,628	14,032	14,365	14,952	56,977
Non-cash (income) charges (b)	(4,062)	1,819	1,051	(686)	(1,878)
Restructuring and repositioning charges (c)	1,319	537	82	78	2,016
Adjusted EBITDA	$25,546	$25,709	$24,756	$34,488	$110,499

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

(b)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges which are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Total
Long-lived asset impairments	$1,226	$1,274	$1,048	$-	$3,548
Non-cash restructuring and repositioning (income) charges	(348)	-	1,616	-	1,268
Exchange (gains) losses on inter-company loans	(4,940)	545	(1,613)	(686)	(6,694)
Non-cash charges	$(4,062)	$1,819	$1,051	$(686)	$(1,878)

(c)
Restructuring and repositioning charges (income) represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Index

Our interest expense coverage ratio for the four fiscal quarters ended June 30, 2011 was 6.79, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended June 30, 2011

Consolidated interest expense	$32,605
Less: Prepayment penalty classified as interest	(16,570)
Plus: Other items (a)	229
Total consolidated interest expense	$16,264

Adjusted EBITDA	$110,499

Interest expense coverage ratio	6.79

(a)  Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended June 30, 2011 was 1.92, which was below the maximum ratio of 3.25 allowed in our debt agreements.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended June 30, 2011

Debt per balance sheet	$187,399
Plus: Net commodity derivative liabilities	1,835
Indebtedness attributed to sales of accounts receivable	20,027
Standby letters of credit	2,454
Total consolidated debt	$211,715

Adjusted EBITDA	$110,499

Leverage ratio	1.92

We expect to remain in compliance with the interest expense coverage ratio and leverage ratio covenants through the remainder of fiscal 2012 and beyond.

Cash used for operating activities was $14.0 million for the three months ended June 30, 2011 as compared to $21.4 million for the three months ended June 30, 2010.  This decrease in cash used is due to improved operating results year-over-year.  In addition, the Company made a $5.1 million contribution to our U.S. pension plan during the first quarter of fiscal 2012 versus a $10.5 million contribution made during the first quarter of fiscal 2011.

At June 30, 2011, we had capital expenditure commitments of $30.3 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America as well as new program launches in Asia.

Off-Balance Sheet Arrangements

None.

Index

New Accounting Pronouncements

In October 2009, the FASB issued updated guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for multiple-deliverable arrangements and revises the method by which consideration is allocated among the units of accounting.  The overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, including vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement.  This guidance is effective for us on a prospective basis on April 1, 2011.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation on comprehensive income.  This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive or a two consecutive statement approach.  In addition, this amendment requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  We are currently evaluating the impact of this amendment.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $5.8 million as of June 30, 2011.

Outlook

Our expectations for fiscal 2012 include a 12 to 16 percent increase in net sales compared to our fiscal 2011 results.  Specifically, we expect continued recovery in the commercial vehicle markets in North America and slight improvement in agriculture and construction markets, growth in the off-highway markets in Asia as we launch new programs, improvement in the commercial vehicle and off-highway markets in Europe, modest improvements in our commercial products markets and improvements in commercial vehicles and construction markets in South America.  We expect that the positive impact of the sales volume improvements on our results from operations will result in operating income in a range of 4.1 to 4.7 percent of sales.  Further, we expect diluted earnings per share to be in the range of $0.95 to $1.05 and capital spending in the range of $70 to $75 million.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  Other risks and uncertainties include, but are not limited to, the following:

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

Index

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

•
The possibility that other or more significant issues may be identified in connection with reviews by government agencies related to trade compliance matters at the Company’s Laredo, Texas warehouse and Nuevo Laredo, Mexico facility; and

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures have not materially changed since the 2011 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the fiscal 2011 Form 10-K, the President and Chief Executive Officer and Vice President, Finance, Chief Financial Officer and Treasurer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of June 30, 2011.

As more fully set forth in Item 9A, “Controls and Procedures,” of the fiscal 2011 Form 10-K, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011 because of the existence at that date of material weaknesses in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The Company has taken the following steps during the first quarter of fiscal 2012 to begin to remediate the material weaknesses noted in Item 9A. of the Annual Report on Form 10-K for the fiscal year ended March 31, 2011:

Interim inventory management deficiencies that aggregate to a material weakness in the Original Equipment – North America segment (including the Nuevo Laredo, Mexico facility previously included in the Commercial Products segment).

•	All Company-owned inventories held at off-site locations were confirmed at quarter end;
•
Monthly inventory analytical reviews were performed for each facility, at which fluctuations in inventory balances by product, aging of inventory parts and all material inventory adjustments were assessed;

•	Cycle counting procedures and physical inventory counts were performed at certain manufacturing facilities during the quarter; and
•	Quarterly inventory variance analyses were performed which included a review of inventory levels by category and product details.

Additional remediation steps as noted in Item 9A. of the fiscal 2011 Form 10-K will continue to be implemented in fiscal 2012.

Trade compliance deficiency at the Nuevo Laredo, Mexico and Laredo, Texas facilities (previously included in the Commercial Products segment).

•	The Company is obtaining certificates of origin for all new products that are qualified under the North American Free Trade Agreement (NAFTA) in accordance with regulatory requirements;
•
The Company is in the process of drafting an export compliance manual for its Laredo, Texas warehouse, as well as an import compliance manual and export compliance manual for its Nuevo Laredo, Mexico facility; and

Index

•
The Company held training on U.S. customs requirements for management at its global headquarters in Racine, Wisconsin.  Training will be held at the Nuevo Laredo, Mexico manufacturing facility and the Laredo, Texas warehouse during the second quarter of fiscal 2012.

Additional remediation steps as noted in Item 9A. of the fiscal 2011 Form 10-K will continue to be implemented in fiscal 2012.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2012 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2011.  Certain information required hereunder is incorporated by reference from Note 19 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of fiscal 2012, the Company discovered that it had inadvertently failed to file with the Securities and Exchange Commission certain registration statements relating to securities transactions in the Modine Deferred Compensation Plan (the “Deferred Comp. Plan”), the Modine 401(k) Retirement Plan for Salaried Employees (the “Salaried Plan”) and the Modine 401(k) Retirement Plan for Hourly Employees (the “Hourly Plan”).  The Salaried Plan and the Hourly Plan are available to substantially all U.S. salaried and hourly employees, respectively.  The Salaried Plan and the Hourly Plan each contain a “Modine Stock Fund,” and the plans allow participants to allocate a portion of their account balance to interests in the Modine Stock Fund.  The Deferred Comp. Plan offered a Modine Stock Fund which was removed from that plan in September 2010.

Modine common stock held in the Modine Stock Funds is not purchased from Modine; the trustee of the plans purchases Modine common stock in open market transactions.  Even though all of the common stock purchased in the Modine Stock Funds is purchased in the open market, since the Company sponsors the plans, it is required to register certain transactions in the plans involving Modine common stock.  The Company filed registration statements with the Securities and Exchange Commission registering the sale of shares of Modine common stock under the plans, but the number of shares registered was not sufficient to cover the number of shares purchased in the Deferred Comp. Plan between approximately January 2010 and September 2010; in the Salaried Plan between approximately March 2009 and July 1, 2011; and in the Hourly Plan between approximately January 2009 and July 1, 2011.  The Company estimates that a total of approximately 2.8 million shares of the Company’s common stock were purchased by the plans during these periods.  On July 1, 2011, the Company filed a Registration Statement on Form S-8 registering the sale of 1.0 million shares, in the aggregate, under the Salaried Plan and the Hourly Plan.  The Company believes that it has provided the participants in these plans with the same information they would have received had the registration statements been timely filed.  The Company is implementing monitoring and reporting procedures to ensure that, in the future, the Company’s registration statements have a sufficient number of shares to cover the shares of Modine common stock purchased by the Salaried Plan and the Hourly Plan.

The Company has consistently treated the shares purchased by the plans and held in the Modine Stock Funds as outstanding for financial reporting purposes.  The unregistered transactions described above do not represent any additional dilution to shareholders.  The Company’s inadvertent failure to timely file the registration statements described above may subject the Company to civil or other penalties or claims by regulatory authorities or others.  However, we do not believe the Company’s potential liability for any claims that may arise relating to these matters is material to the Company’s financial condition or results of operations.

Index

ISSUER OF PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of Common Stock during the first quarter of fiscal 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2011	—		—	—	—

May 1 – May 31, 2011	—		—	—	—

June 1 – June 30, 2011	16,574	(1)	$14.82	—	—

Total	16,574	(1)	$14.82	—	—

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of the stock awards. These shares are held as treasury shares.

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

10.1
Modine Manufacturing Company 2008 Incentive Compensation Plan, as amended and restated, effective May 18, 2011, incorporated by reference to Appendix A to the Company’s Proxy Statement dated June 28, 2011 for its 2011 Annual Meeting of Shareholders.
X

10.2	Form of Fiscal 2012 Modine Performance Stock Award Agreement (Executive Council members).		X

10.3	Form of Fiscal 2012 Modine Incentive Stock Options Award Agreement (Executive Council members).		X

10.4	Form of Fiscal 2012 Modine Restricted Stock Award Agreement (Executive Council members).		X

10.5	Form of Fiscal 2012 Modine Non-Qualified Stock Option Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer.	X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.	X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance, Chief Financial Officer and Treasurer.	X

101
The following financial information from Modine Manufacturing Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.
X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance,
   Chief Financial Officer and Treasurer*

Date:  August 2, 2011

* Executing as both the principal financial officer and a duly authorized officer of the Company