Form 10-Q
period 2011-09-30
MODINE MANUFACTURING CO
filed 2011-11-07
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,727,495 at October 28, 2011.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Net sales	$397,290	$345,902	$815,153	$691,434
Cost of sales	335,271	290,133	683,703	576,689
Gross profit	62,019	55,769	131,450	114,745
Selling, general and administrative expenses	50,075	46,718	99,513	88,918
Income from operations	11,944	9,051	31,937	25,827
Interest expense	3,297	23,529	6,287	27,637
Other expense (income) – net	6,027	(5,610)	5,885	(2,012)
Earnings (loss) from continuing operations before income taxes	2,620	(8,868)	19,765	202
Provision for income taxes	1,995	4,822	6,024	8,866
Earnings (loss) from continuing operations	625	(13,690)	13,741	(8,664)
Earnings (loss) from discontinued operations (net of income taxes)	389	(2,900)	389	(2,932)
Loss on sale of discontinued operations (net of income taxes)	(16)	(70)	(16)	(76)
Net earnings (loss)	998	(16,660)	14,114	(11,672)
Less: Net earnings attributable to noncontrolling interest	38	-	29	-
Net earnings (loss) attributable to Modine	$960	$(16,660)	$14,085	$(11,672)

Earnings (loss) from continuing operations attributable to Modine common shareholders:
Basic	$0.01	$(0.30)	$0.29	$(0.19)
Diluted	$0.01	$(0.30)	$0.29	$(0.19)

Net earnings (loss) attributable to Modine common shareholders:
Basic	$0.02	$(0.36)	$0.30	$(0.25)
Diluted	$0.02	$(0.36)	$0.30	$(0.25)

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and March 31, 2011
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$30,217	$32,930
Trade receivables, less allowance for doubtful accounts of $562 and $754	210,350	219,189
Inventories	135,214	122,629
Deferred income taxes and other current assets	58,114	52,877
Total current assets	433,895	427,625
Noncurrent assets:
Property, plant and equipment – net	411,979	430,295
Investment in affiliates	3,655	3,863
Goodwill	29,545	31,572
Intangible assets – net	6,009	6,533
Other noncurrent assets	15,382	17,051
Total noncurrent assets	466,570	489,314
Total assets	$900,465	$916,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$10,900	$8,825
Long-term debt – current portion	1,042	262
Accounts payable	167,324	177,549
Accrued compensation and employee benefits	51,063	63,163
Income taxes	7,578	3,739
Accrued expenses and other current liabilities	62,545	63,003
Total current liabilities	300,452	316,541
Noncurrent liabilities:
Long-term debt	159,365	138,582
Deferred income taxes	9,719	9,988
Pensions	54,372	62,926
Postretirement benefits	6,084	5,967
Other noncurrent liabilities	16,178	19,983
Total noncurrent liabilities	245,718	237,446
Total liabilities	546,170	553,987
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,310 and 47,105 shares	29,569	29,440
Additional paid-in capital	169,255	166,359
Retained earnings	217,771	203,686
Accumulated other comprehensive loss	(48,708)	(22,533)
Treasury stock at cost: 589 and 559 shares, respectively	(14,461)	(14,000)
Total Modine shareholders' equity	353,426	362,952
Noncontrolling interest	869	-
Total equity	354,295	362,952
Total liabilities and equity	$900,465	$916,939

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	Six months ended September 30
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$14,114	$(11,672)
Adjustments to reconcile net earnings (loss) with net cash provided by
Depreciation and amortization	29,154	28,095
Other – net	6,876	7,115
Net changes in operating assets and liabilities,excluding dispositions	(46,988)	(39,402)
Net cash provided by (used for) operating activities	3,156	(15,864)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32,532)	(20,199)
Proceeds from dispositions of assets	1,273	4,647
Settlement of derivative contracts	142	(183)
Other – net	379	3,746
Net cash used for investing activities	(30,738)	(11,989)

Cash flows from financing activities:
Short-term debt – net	2,264	3,273
Borrowings of long-term debt	82,749	218,963
Repayments of long-term debt	(59,680)	(194,277)
Capital contribution by noncontrolling interest in joint venture	936	-
Book overdrafts	-	(407)
Other – net	(15)	15
Net cash provided by financing activities	26,254	27,567

Effect of exchange rate changes on cash	(1,385)	72
Net decrease in cash and cash equivalents	(2,713)	(214)

Cash and cash equivalents at beginning of period	32,930	43,657
Cash and cash equivalents at end of period	$30,217	$43,443

The notes to unaudited condensed consolidated financial statements are an integral part of these statements

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements by Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2011.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2011.

Note 2: Significant Accounting Policies and Change in Accounting Principles

Restricted cash:  At September 30, 2011 and March 31, 2011, the Company had long-term restricted cash of $4,173 and $4,682, respectively, included in other noncurrent assets, consisting of $1,823 and $2,332, respectively, to secure long-term employee compensation arrangements for certain employees in Europe and $2,350 to collateralize insurance liabilities with an insurance carrier in North America.

Joint venture:  During the first quarter of fiscal 2012, the Company completed the formation of its joint venture with OneGene, Inc. to form Modine OneGene Corporation in South Korea.  The Company and OneGene, Inc. made initial capital contributions of 1,000,000 Korean won ($936 U.S. equivalent) each during the first quarter of fiscal 2012.  Modine is considered the primary beneficiary of the joint venture in accordance with applicable consolidation guidance.  Accordingly, the results of Modine OneGene Corporation are consolidated by the Company.

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2011, the quarterly results for fiscal 2011 have been revised as a result of errors identified during fiscal 2011 which were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended September 30, 2010, cost of goods sold increased $1,858, selling, general and administrative expenses increased $260, provision for income taxes decreased $190 and earnings from continuing operations decreased $1,928 as a result of the revisions.  For the six months ended September 30, 2010, net sales increased $363, cost of goods sold increased $1,919, gross profit decreased $1,556, selling, general and administrative expenses increased $611, provision for income taxes increased $139 and earnings from continuing operations decreased $2,306 as a result of the revisions.  For the three and six months ended September 30, 2010, diluted earnings per share from continuing operations and diluted net earnings per share decreased $0.04 and $0.05, respectively, as a result of these revisions.

Out of period adjustments:  During the three months ended September 30, 2011, the Company identified two items that should have been recorded in the first quarter of fiscal 2012, but were instead corrected in the second quarter of fiscal 2012.  Such errors overstated fiscal 2012 first quarter net income by approximately $438, and related to (1) an understatement of foreign currency transactions gains of $197, included in other expense (income) – net; and (2) an understatement of income tax expense of $635.  The adjustments were not considered material to the financial statements of either the first quarter or second quarter of fiscal 2012.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income.  This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company is currently evaluating the impact of this amendment.

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment.  The amendment provides an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  If it is determined to be more likely than not that the fair value of the reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is assessing this new guidance and currently does not anticipate a material impact on the consolidated financial statements.

Note 3: Employee Benefit Plans

During the three months ended September 30, 2011 and 2010, the Company recorded compensation expense of $655 and $739, respectively, related to its defined contribution employee benefit plans. During the six months ended September 30, 2011 and 2010, the Company recorded compensation expense of $1,885 and $2,008, respectively, related to its defined contribution employee benefit plans.

During the three months ended September 30, 2011 and 2010, the Company elected to contribute $2,150 and $1,649, respectively, to its U.S. pension plans.   During the six months ended September 30, 2011 and 2010, the Company elected to contribute $7,200 and $12,099, respectively, to its U.S. pension plans.

Costs for Modine's pension and postretirement benefit plans for the three and six months ended September 30, 2011 and 2010 include the following components:

	Three months ended September 30				Six months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$425	$341	$9	$(3)	$851	$950	$21	$22
Interest cost	3,502	3,449	89	55	7,007	6,883	173	168
Expected return on plan assets	(3,848)	(3,944)	-	-	(7,696)	(7,612)	-	-
Amortization of:
Unrecognized net loss (gain)	1,995	1,811	-	(78)	3,990	3,834	(12)	(56)
Unrecognized prior service cost (credit)	-	89	(416)	(298)	-	178	(831)	(890)
Adjustment for settlement	-	15	-	-	-	15	-	-
Curtailment gain	-	-	-	(348)	-	-	-	(2,075)
Net periodic benefit cost (income)	$2,074	$1,761	$(318)	$(672)	$4,152	$4,248	$(649)	$(2,831)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $1,738 and $944 for the three months ended September 30, 2011 and 2010, respectively.  Modine recognized stock-based compensation costs of $2,578 and $2,516 for the six months ended September 30, 2011 and 2010, respectively.  The performance component of awards granted under the long-term incentive plan during the second quarter of fiscal 2012 is based on a target return on average capital employed (ROACE) and a target improvement in economic profit at the end of the three year performance period.  The Company currently considers the attainment of these performance targets to be probable.  ROACE is defined as net earnings, adding back after-tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges in excess of $4,000; divided by the average total debt plus shareholders’ equity.  Economic profit is defined as ROACE minus a fixed weighted average cost of capital, multiplied by total debt plus shareholders’ equity.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011		2010
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Common stock options	112.9	$10.45	-	$-
Unrestricted common stock	27.9	$14.93	40.8	$8.91
Restricted common stock - retention	63.2	$14.93	-	$-
Restricted common stock - performance based	189.5	$14.93	-	$-

	Six months ended September 30,
	2011		2010
Type of award	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Common stock options	112.9	$10.45	303.4	$5.96
Unrestricted common stock	27.9	$14.93	60.3	$8.43
Restricted common stock - retention	63.2	$14.93	97.2	$9.26
Restricted common stock - performance based	189.5	$14.93	291.6	$9.26

The accompanying table sets forth the assumptions used in determining the fair value for the options:

	Six months ended September 30,
	2011	2010
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.93%	2.36%
Expected volatility of the Company's stock	79.56%	77.99%
Expected dividend yield on the Company's stock	0.00%	0.00%
Expected forfeiture rate	2.50%	2.50%

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

As of September 30, 2011, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,674	2.1
Restricted common stock - retention	1,666	3.0
Restricted common stock - performance	3,990	2.1
Total	$7,330	2.4

Note 5: Other Income (Expense) – Net

Other income (expense) – net was comprised of the following:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Equity in (loss) earnings of non-consolidated affiliates	$(13)	$26	$(415)	$225
Interest income	206	151	386	321
Foreign currency transactions	(6,216)	5,411	(5,866)	1,394
Other non-operating (expense) income - net	(4)	22	10	72
Total other (expense) income - net	$(6,027)	$5,610	$(5,885)	$2,012

Foreign currency transactions for the three and six months ended September 30, 2011 and 2010 were primarily comprised of foreign currency transaction (losses) gains on inter-company loans and other transactions denominated in a foreign currency.

Note 6: Income Taxes

For the three months ended September 30, 2011 and 2010, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 76.1 percent and 54.4 percent, respectively.

For the six months ended September 30, 2011 and 2010, the Company’s effective tax rate attributable to earnings (loss) from continuing operations before income taxes was 30.5 percent and 4,389.1 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and six months ended September 30, 2011 as compared to prior periods were changes in the valuation allowance for certain foreign losses for which no benefit is recognized and the changing mix of foreign and domestic earnings.  During the three months ended September 30, 2011, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  One of the Company’s Chinese subsidiaries currently has a $687 valuation allowance against its net deferred tax assets as a result of its cumulative loss position; however, it is possible that the valuation allowance may be released later this fiscal year as the subsidiary becomes profitable.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur. For the six months ended September 30, 2011, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As a result, the U.S. taxing jurisdiction is no longer considered on a discrete basis but is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in Germany, Austria and certain other foreign locations are excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

During fiscal 2005, a German lower court ruling disallowed certain deductions for trade tax purposes.  Based on this ruling, the Company established an uncertain tax position contingency for additional trade tax liability and interest.  During the three months ended September 30, 2011, the German Supreme Court affirmed the lower court finding.  As a result, the uncertain tax position established was reversed and amended tax returns for the fiscal years 2005 through 2010 are being filed resulting in an income tax payable for taxes and interest owed of $2,724.  During the three and six months ended September 30, 2011, a benefit for income taxes of $140 and $101, respectively was recorded based on the finalization of the amended tax returns.

The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the six months ended September 30, 2011, the Company has not been notified of any examinations of open tax periods.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Basic:
Earnings (loss) from continuing operations	$625	$(13,690)	$13,741	$(8,664)
Less: Net earnings attributable to noncontrolling interest	(38)	-	(29)	-
Earnings (loss) from continuing operations attributable to Modine	587	(13,690)	13,712	(8,664)
Less: Undistributed earnings attributable to unvested shares	(2)	-	(52)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	585	(13,690)	13,660	(8,664)
Net earnings (loss) from discontinued operations available to Modine common shareholders	373	(2,970)	373	(3,008)
Less: Undistributed earnings attributable to unvested shares	(1)	-	(1)	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	372	(2,970)	372	(3,008)
Net earnings (loss) available to Modine common shareholders	$957	$(16,660)	$14,032	$(11,672)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,477	46,067	46,419	46,053

Earnings (loss) from continuing operations per common share	$0.01	$(0.30)	$0.29	$(0.19)
Net earnings (loss) from discontinued operations per common share	0.01	(0.06)	0.01	(0.06)
Net earnings (loss) per common share - basic	$0.02	$(0.36)	$0.30	$(0.25)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Diluted:
Earnings (loss) from continuing operations	$625	$(13,690)	$13,741	$(8,664)
Less: Net earnings attributable to noncontrolling interest	(38)	-	(29)	-
Earnings (loss) from continuing operations attributable to Modine	587	(13,690)	13,712	(8,664)
Less: Undistributed earnings attributable to unvested shares	(2)	-	(36)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	585	(13,690)	13,676	(8,664)
Net earnings (loss) from discontinued operations available to Modine common shareholders	373	(2,970)	373	(3,008)
Less: Undistributed earnings attributable to unvested shares	(1)	-	(1)	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	372	(2,970)	372	(3,008)
Net earnings (loss) available to Modine common shareholders	$957	$(16,660)	$14,048	$(11,672)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,477	46,067	46,419	46,053
Effect of dilutive securities	381	-	500	-
Weighted average shares outstanding - diluted	46,858	46,067	46,919	46,053

Earnings (loss) from continuing operations per common share	$0.01	$(0.30)	$0.29	$(0.19)
Net earnings (loss) from discontinued operations per common share	0.01	(0.06)	0.01	(0.06)
Net earnings (loss) per common share - diluted	$0.02	$(0.36)	$0.30	$(0.25)

For the three and six months ended September 30, 2011, the calculation of diluted earnings per share excludes 1,497 stock options and 189 shares of restricted stock as these shares were anti-dilutive.  For the three and six months ended September 30, 2010, the calculation of diluted earnings per share excludes 1,954 stock options and 29 shares of restricted stock as these shares were anti-dilutive.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 8: Comprehensive (Loss) Income

Comprehensive (loss) income which represents net earnings (loss) adjusted by the change in accumulated other comprehensive (loss) income was as follows:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Net earnings (loss) attributable to Modine	$960	$(16,660)	$14,085	$(11,672)
Foreign currency translation	(31,912)	26,663	(23,824)	3,725
Cash flow hedges	(3,462)	2,558	(5,574)	2,091
Change in benefit plan adjustment	1,670	697	3,223	1,108
Total comprehensive (loss) income	$(32,744)	$13,258	$(12,090)	$(4,748)

Note 9: Inventories

The amounts of raw materials, work in process and finished goods cannot be determined exactly except by physical inventories.  Based on partial interim physical inventories and periodic inventory analyses, management believes the amounts shown below are reasonable estimates of raw materials, work in process and finished goods.

	September 30, 2011	March 31, 2011
Raw materials and work in process	$103,999	$93,306
Finished goods	31,215	29,323
Total inventories	$135,214	$122,629

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2011	March 31, 2011
Gross property, plant and equipment	$1,089,120	$1,102,684
Less accumulated depreciation	(677,141)	(672,389)
Net property, plant and equipment	$411,979	$430,295

A long-lived asset impairment charge of $1,226 was recorded within selling, general and administrative expenses during the three and six months ended September 30, 2010 related to assets in the Original Equipment – Europe segment and the Original Equipment – Asia segment related to a program cancellation.

Assets held for sale of $2,450 at September 30, 2011 and March 31, 2011, respectively, included in noncurrent assets, consist of certain facilities that the Company has closed within the Original Equipment – North America segment.  The Company is currently marketing the facilities held for sale.  During the six months ended September 30, 2010, the Company sold two held for sale facilities in the Original Equipment – North America segment for aggregate net proceeds of $1,539, and recognized a gain on these sales of $1,026 within selling, general and administrative expenses.

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures were aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky and Logansport, Indiana facility closures were completed in the first quarter and second quarter of fiscal 2011, respectively.  The Camdenton, Missouri closure is anticipated to be completed in the fourth quarter of fiscal 2012.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,251 of termination charges and $21,715 of other closure costs, in the aggregate.  Further additional costs of approximately $1,000 are anticipated to be incurred through fiscal 2012, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $2,100 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three and six months ended September 30, 2011 and 2010 were comprised of the following, related to the above-described restructuring activities:

	Three months ended September 30
	2011	2010
Termination Benefits:
Balance, July 1	$1,176	$3,373
Additions	-	13
Adjustments	(65)	(53)
Effect of exchange rate changes	(6)	64
Payments	(41)	(881)
Balance, September 30	$1,064	$2,516

	Six months ended September 30
	2011	2010
Termination Benefits:
Balance, April 1	$1,301	$4,740
Additions	-	94
Adjustments	(122)	(53)
Effect of exchange rate changes	(2)	(2)
Payments	(113)	(2,263)
Balance, September 30	$1,064	$2,516

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and six months ended September 30, 2011 and 2010:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Restructuring (income) expense:
Employee severance and related benefits	$(65)	$(40)	$(122)	$41

Other repositioning costs:
Postretirement curtailment gain	-	(348)	-	(2,075)
Miscellaneous other closure costs	12	1,359	147	2,992
Total other repositioning costs	12	1,011	147	917
Total restructuring and other repositioning (income) expense	$(53)	$971	$25	$958

For the three and six months ended September 30, 2011, respectively, total restructuring and other repositioning income of $53, and total restructuring and other repositioning expense of $25, respectively, was recorded in the consolidated statements of operations as a component of cost of sales.  The total restructuring and other repositioning expense of $971 and $958 was recorded in the consolidated statements of operations for the three and six months ended September 30, 2010, respectively, as follows: $1,011 and $917 were recorded as a component of cost of sales, $40 was recorded as restructuring income, and $41 was recorded as restructuring expense within selling, general and administrative expense. The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2012, by segment and in the aggregate, are summarized in the following table:

	OE - Asia	South America	Commercial Products	Total

Balance, March 31, 2011	$520	$15,109	$15,943	$31,572
Fluctuations in foreign currency	(1)	(1,616)	(410)	(2,027)
Balance, September 30, 2011	$519	$13,493	$15,533	$29,545

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Intangible assets are comprised of the following:

	September 30, 2011			March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Amortized intangible assets:
Trademarks	8,893	(3,804)	5,089	9,077	(3,580)	5,497
Other intangibles	402	(402)	-	444	(444)	-
Total amortized intangible assets	9,295	(4,206)	5,089	9,521	(4,024)	5,497
Unamortized intangible assets:
Tradename	920	-	920	1,036	-	1,036
Total intangible assets	$10,215	$(4,206)	$6,009	$10,557	$(4,024)	$6,533

Amortization expense for the three months ended September 30, 2011 and 2010 was $152 and $166, respectively, and for the six months ended September 30, 2011 and 2010 was $311 and $327, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2012 through 2017 and beyond is as follows:

Fiscal Year	Estimated Amortization Expense

Remainder of 2012	$296
2013	593
2014	593
2015	593
2016	593
2017 & Beyond	2,421

Note 13: Indebtedness

The Company has $125,000 outstanding on 6.83 percent Senior Notes, maturing on August 12, 2020.  As of September 30, 2011, the Company also had $20,000 outstanding under its $145,000 domestic revolving credit facility, which expires in August 2014.  At March 31, 2011, the Company had $6,500 outstanding on this domestic revolving credit facility.

During the three months ended September 30, 2010, the Company entered into the current $125,000 Senior Notes; the proceeds of which were used to repay the then existing Senior Notes.  The Company recognized a loss of $17,866 on early extinguishment of debt as a component of interest expense, which included the prepayment penalty of $16,570 and $1,296 of unamortized debt issuance costs.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of September 30, 2011.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Modine also maintained credit agreements with foreign banks at September 30, 2011.  The Company has $6,585 outstanding under these credit agreements.  There was no amount outstanding under such credit agreements at March 31, 2011.

At September 30, 2011, the Company had $125,000 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $35,123. The availability of these funds is subject to the Company’s ability to remain in compliance with the covenants and limitations in the respective debt agreements.

The fair value of long-term debt is estimated by discounting future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2011 and March 31, 2011, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $109,172 and $121,463 at September 30, 2011 and March 31, 2011, respectively.

At September 30, 2011 and March 31, 2011, the Company had short-term debt of $10,900 and $8,825, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At September 30, 2011 and March 31, 2011, approximately 51 percent and 47 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been below one percent of outstanding trade receivable balances for the presented periods.  See Note 19 for further discussion on market, credit and counterparty risks.

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated inter-company loans that are sensitive to foreign exchange rates.  The Company had inter-company loans outstanding at September 30, 2011 as follows:

•	$17,174 among three loans to its wholly owned subsidiary, Modine Thermal Systems Private Limited (Modine India), with various maturities through December 2015;
•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$2,008 loan to its wholly owned subsidiary, Modine Holding GmbH, which matures on January 31, 2020;
•	$1,300 between two loans to its wholly owned subsidiary, Modine Thermal Systems Korea, with various maturity dates through April 2012; and
•	$4,420 receivable with its wholly owned subsidiary, Modine do Brasil Sistemas Termicos Ltda. (Modine Brazil).

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at September 30, 2011.

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

Commodity derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing purchase prices for future purchases of these commodities.  These contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income (AOCI) and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.

Interest rate derivatives:  In conjunction with the repayment of then existing Senior Notes during the three months ended September 30, 2010, the remaining unamortized balance for the interest rate derivatives of $1,606 was reflected as a component of interest expense.

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of September 30, 2011 and March 31, 2011 are as follows:

	Balance Sheet Location	September 30, 2011	March 31, 2011
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$-	$929
Commodity derivatives	Accrued expenses and other current liabilities	5,408	650

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The amounts recorded in AOCI and in the consolidated statement of operations for the three and six months ended September 30, 2011 are as follows:

			Three months ended September 30, 2011	Six months ended September 30, 2011
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodityderivatives	$5,239	Cost of sales	$617	$417
Total	$5,239		$617	$417

The amounts recorded in AOCI and in the consolidated statement of operations for the three and six months ended September 30, 2010 are as follows:

			Three months ended September 30, 2010	Six months ended September 30, 2010
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$1,681	Cost of sales	$100	$183
Interest rate derivative	-	Interest expense	1,642	1,751
Total	$1,681		$1,742	$1,934

Note 16: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

At September 30, 2011, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,538	$13	$-	$1,551
Total assets	$1,538	$13	$-	$1,551

Liabilities:
Derivative financial instruments	$-	$5,408	$-	$5,408
Deferred compensation obligation	1,539	13	-	1,552
Total liabilitites	$1,539	$5,421	$-	$6,960

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At March 31, 2011, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,707	$13	$-	$2,720
Derivative financial instruments	-	929	-	929
Total assets	$2,707	$942	$-	$3,649

Liabilities:
Derivative financial instruments	$-	$650	$-	$650
Deferred compensation obligation	2,723	-	-	2,723
Total liabilities	$2,723	$650	$-	$3,373

Note 17: Product Warranties and Other Commitments

Changes in the warranty liability were as follows:

	Three months ended September 30
	2011	2010

Balance, July 1	$14,408	$12,616
Accruals for warranties issued in current period	1,849	1,195
(Reversals) accruals related to pre-existing warranties	(624)	198
Settlements made	(2,244)	(626)
Effect of exchange rate changes	(542)	424
Balance, September 30	$12,847	$13,807

	Six months ended September 30
	2011	2010

Balance, April 1	$14,681	$13,126
Accruals for warranties issued in current period	3,398	2,537
(Reversals) accruals related to pre-existing warranties	(467)	55
Settlements made	(4,384)	(1,934)
Effect of exchange rate changes	(381)	23
Balance, September 30	$12,847	$13,807

Commitments: At September 30, 2011, the Company had capital expenditure commitments of $21,362.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with new program launches in Asia.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a summary of net sales, gross profit, earnings (loss) from continuing operations before income taxes and total assets by segment:

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Sales :
Original Equipment - Asia	$19,989	$12,732	$41,254	$24,764
Original Equipment - Europe	151,988	124,870	318,830	257,044
Original Equipment - North America	148,848	139,733	305,483	281,444
South America	48,095	41,241	96,016	78,084
Commercial Products	35,070	31,997	69,218	59,746
Segment sales	403,990	350,573	830,801	701,082
Corporate and administrative	211	369	314	778
Eliminations	(6,911)	(5,040)	(15,962)	(10,426)
Sales from continuing operations	$397,290	$345,902	$815,153	$691,434

	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
Gross profit:		% of sales		% of sales		% of sales		% of sales
Original Equipment - Asia	$1,820	9.1%	$717	5.6%	$4,906	11.9%	$1,856	7.5%
Original Equipment - Europe	19,947	13.1%	15,771	12.6%	44,969	14.1%	37,299	14.5%
Original Equipment - North America	20,991	14.1%	19,367	13.9%	43,603	14.3%	40,240	14.3%
South America	8,851	18.4%	9,035	21.9%	17,843	18.6%	16,451	21.1%
Commercial Products	10,261	29.3%	10,518	32.9%	19,790	28.6%	18,090	30.3%
Segment gross profit	61,870	15.3%	55,408	15.8%	131,111	15.8%	113,936	16.3%
Corporate and administrative	159	-	383	-	328	-	797	-
Eliminations	(10)	-	(22)	-	11	-	12	-
Gross profit	$62,019	15.6%	$55,769	16.1%	$131,450	16.1%	$114,745	16.6%

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30		Six months ended September 30
	2011	2010	2011	2010
Operating earnings (loss):
Original Equipment - Asia	$(750)	$(1,241)	$63	$(1,647)
Original Equipment - Europe	8,088	3,052	19,429	14,052
Original Equipment - North America	10,899	7,744	21,718	18,285
South America	2,687	4,979	5,877	8,790
Commercial Products	2,897	4,207	6,268	5,736
Segment earnings	23,821	18,741	53,355	45,216
Corporate and administrative	(11,725)	(9,708)	(21,317)	(19,418)
Eliminations	(152)	18	(101)	29
Other items not allocated to segments	(9,324)	(17,919)	(12,172)	(25,625)
Earnings (loss) from continuing
operations before income taxes	$2,620	$(8,868)	$19,765	$202

	September 30, 2011	March 31, 2011
Assets:
Original Equipment - Asia	$106,718	$91,748
Original Equipment - Europe	369,389	392,964
Original Equipment - North America	236,684	237,423
South America	103,118	103,733
Commercial Products	67,400	66,301
Corporate and administrative	40,860	45,103
Assets held for sale	2,450	2,450
Eliminations	(26,154)	(22,783)
Total assets	$900,465	$916,939

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Credit risk:  The Company manages credit risks through its focus on the following:

•
Cash and investments – reviewing cash deposits and short-term investments to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments;

•
Pension assets – ensuring that investments within these plans provide reasonable diversification, monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk securities and other similar assets is limited; and

•	Insurance – ensuring that insurance providers have acceptable financial ratings to the Company.

Counterparty risks:  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough reviews of customer credit reports and accounts receivable aging reports by internal credit committees;
•	Suppliers – implementing a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have acceptable credit ratings to the Company.

Trade Compliance:  During the fourth quarter of fiscal 2011, the Company determined that it was not in compliance with certain trade regulations related to import and export activity between its warehouse in Laredo, Texas and its plant in Nuevo Laredo, Mexico.  The Company believes that the trade regulation issues are limited to operations at the Laredo warehouse and the Nuevo Laredo plant.  As part of the investigation process, the Company has disclosed these trade compliance issues to the appropriate government agencies and will fully cooperate with these agencies in their review, if any.  At March 31, 2011, the Company recorded an estimated liability for the trade regulation issues of $4,528, which consisted of an estimate for unpaid duties, potential interest and penalties which may be levied against the Company by the government agencies.  The Company made a voluntary payment of $2,090 to one government agency during the six months ended September 30, 2011 and the agency subsequently closed the matter, with no expectation of further investigation.  At September 30, 2011, the Company had a reserve of $2,438 for remaining trade compliance regulation issues.  There can be no assurance about the ultimate resolution of these issues at this time, particularly given the involvement of multiple government agencies.

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of seven sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana), Casmalia (California), a scrap metal site known as Chemetco (Illinois), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and LWD, Inc. (Kentucky).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  Costs anticipated for the remedial settlement of these sites are either not probable or cannot be reasonably determined at this time; however any costs are not believed to be material and have not been accrued based upon Modine’s relatively small portion of contributed materials.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company actively monitors and addresses environmental issues and has recorded environmental investigation, cleanup and remediation expense accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other minor issues at certain facilities located in the United States.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The undiscounted reserves for these environmental matters totaled $7,097 and $7,371 at September 30, 2011 and March 31, 2011, respectively.  Additional reserves of $863 and $934 were recorded as a component of continuing operations during the three and six months ended September 30, 2011, respectively.  The majority of the increase is the result of the development of a formal remediation plan during the three months ended September 30, 2011 for the groundwater contamination issue in Brazil. Reductions to the reserves of $377 and $486 were recorded as a component of earnings from discontinued operations for the three and six months ended September 30, 2011, respectively, related to the former Netherlands facility.  Additional reserves of $2,900 and $2,932 were recorded during the three and six months ended September 30, 2010, respectively, as a component of loss from discontinued operations related to the former Netherlands facility.  Certain of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until they are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the neighbors of the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims are asserted against Modine.  At September 30, 2011 and March 31, 2011, the Company did not have an accrual related to any such matters as they were not deemed probable.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2011 refers to the second quarter of fiscal 2012.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2012 improved significantly from the second quarter of fiscal 2011 across all of our business segments, particularly within the commercial vehicle markets in Europe, North America and South America, as well as the off-highway market in Asia. Gross margin decreased due to higher material costs year over year.  Selling, general and administrative (SG&A) expenses increased from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, as anticipated, primarily to support growth in Asia and Commercial Products.  During the second quarter of fiscal 2012, we recorded earnings from continuing operations of approximately $0.6 million, which improved significantly over the prior year. Interest expense decreased from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 due to approximately $20.0 million of costs related to the long-term debt refinancing in the prior year.  Other expense in the second quarter of fiscal 2012 includes $6.2 million of losses due to changes in foreign currency exchange rates.

Year-To-Date Highlights:  Net sales in the first six months of fiscal 2012 improved significantly from the first six months of fiscal 2011 across all of our business segments particularly within the commercial vehicle and off-highway markets.  Gross margin decreased due to a postretirement curtailment gain recorded during fiscal 2011 and higher material costs year over year.  SG&A expenses increased year over year, as anticipated, yet decreased as a percentage of sales.  Interest expense decreased significantly due to the absence of costs related to debt refinancing completed in fiscal 2011.  During the first six months of fiscal 2012, we recorded earnings from continuing operations of approximately $13.7 million, which improved significantly over the prior year.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The results for the three and six months ended September 30, 2010 have been revised to reflect the correction of errors relating to those periods.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three months and six months ended September 30, 2011 and 2010:

Index

	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	397.3	100.0%	345.9	100.0%	815.2	100.0%	691.4	100.0%
Cost of sales	335.3	84.4%	290.1	83.9%	683.7	83.9%	576.7	83.4%
Gross profit	62.0	15.6%	55.8	16.1%	131.5	16.1%	114.7	16.6%
Selling, general and administrative expenses	50.1	12.6%	46.7	13.5%	99.5	12.2%	88.9	12.9%
Income from operations	11.9	3.0%	9.1	2.6%	31.9	3.9%	25.8	3.7%
Interest expense	3.3	0.8%	23.5	6.8%	6.3	0.8%	27.6	4.0%
Other expense (income) – net	6.0	1.5%	(5.6)	-1.6%	5.9	0.7%	(2.0)	-0.3%
Earnings (loss) from continuing operations before income taxes	2.6	0.7%	(8.9)	-2.6%	19.8	2.4%	0.2	0.0%
Provision for income taxes	2.0	0.5%	4.8	1.4%	6.0	0.7%	8.9	1.3%
Earnings (loss) from continuing operations	0.6	0.2%	(13.7)	-4.0%	13.7	1.7%	(8.7)	-1.3%

Comparison of Three Months Ended September 30, 2011 and 2010

Second quarter net sales of $397.3 million were 15 percent higher than the $345.9 million reported in the second quarter of fiscal 2011, driven by increases in overall sales volumes, along with a $17.5 million favorable impact of foreign currency exchange rate changes year over year.  Commercial vehicle sales improved approximately 25 percent compared to the second quarter of fiscal 2011.

During the second quarter of fiscal 2012, gross profit increased $6.2 million from the second quarter of fiscal 2011 on the increased sales volumes and a $2.4 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased 50 basis points from 16.1 percent in the second quarter of fiscal 2011 to 15.6 percent in the second quarter of fiscal 2012 partially due to increased commodity costs year over year and change in product mix.

SG&A expenses increased $3.4 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, yet decreased as a percentage of sales to 12.6 percent.  The increase in SG&A expenses is due to the support of growth in Asia and Commercial Products segments, timing of stock based compensation awards granted in the second quarter of fiscal 2012 versus the first quarter fiscal 2011, an environmental remediation charge of $0.8 million in South America, along with a $1.5 million unfavorable impact of foreign currency exchange rate changes year over year.  In addition, the second quarter of fiscal 2011 included long-lived asset impairment charges of $1.2 million in our Original Equipment – Europe and Original Equipment – Asia segments related to a program cancellation.

Income from operations improved $2.8 million from $9.1 million in the second quarter of fiscal 2011 to $11.9 million in the second quarter of fiscal 2012.  The impact of higher sales volumes was the primary factor contributing to this improvement in results from operations.

Interest expense decreased $20.2 million over the comparable quarter, driven by $20.0 million of costs related to the debt refinancing in the second quarter of fiscal 2011, which included a $16.6 million prepayment penalty to the holders of the then outstanding senior notes, $1.7 million write-off of unamortized debt issuance costs and $1.6 million write-off of interest rate derivatives related to those senior notes.

Other expense of $6.0 million in the second quarter of fiscal 2012 represents an $11.6 million decrease from other income of $5.6 million over the same period last year.  Second quarter fiscal 2012 included $6.2 million of foreign currency losses on inter-company loans and other transactions denominated in foreign currencies.  Second quarter fiscal 2011 included $5.4 million of foreign currency gains on inter-company loans and other transactions denominated in foreign currencies.

Index

During the second quarter of fiscal 2012, we recorded a $2.0 million provision for income taxes, which represents an effective tax rate of 76.1 percent.  This compares to a $4.8 million provision for income taxes recorded during the second quarter of fiscal 2011, which represents an effective tax rate of 54.4 percent.  Changes in the valuation allowance related to certain foreign losses for which no benefit has been recognized and the changing mix of foreign and domestic earnings impacted the effective tax rate year over year.

During the second quarter of fiscal 2012, we recorded earnings from continuing operations of $0.6 million, as compared to a loss from continuing operations of $13.7 million in the second quarter of the prior year.  In addition, diluted earnings per share from continuing operations of $0.01, represents an increase of $0.31 from the diluted loss per share of $0.30 in the prior year.  These increases were primarily related to increased sales volumes and the absence of costs associated with the long-term debt refinancing in the prior year partially offset by foreign currency transaction losses.

Comparison of Six Months Ended September 30, 2011 and 2010

Fiscal 2012 year-to-date net sales of $815.2 million improved $123.8 million from the $691.4 million reported in the same period last year, driven by increases in overall sales volumes, along with a $45.1 million favorable impact of foreign currency exchange rate changes year over year.  Commercial vehicle and automotive sales increased approximately 30 percent and 20 percent, respectively, compared to the first six months of fiscal 2011.

Fiscal 2012 year-to-date gross profit of $131.5 million increased $16.8 million from the $114.7 million, while gross margin decreased to 16.1 percent from 16.6 percent reported in the same period of fiscal 2011.  The gross profit improvement is driven by increases in overall sales volumes, along with a $6.9 million favorable impact of foreign currency exchange rates, partially offset by increased commodity costs year over year.  In addition, fiscal 2011 included a $2.1 million postretirement curtailment gain recorded in our Original Equipment - North America segment.

Fiscal 2012 year-to-date SG&A expenses increased $10.6 million from the same period last year due to higher employee benefits, such as salary increases and increased headcount and an environmental remediation charge of $0.8 million in South America, along with a $4.0 million unfavorable impact of foreign currency exchange rates.  However, SG&A expenses decreased 70 basis points as a percentage of sales.

Fiscal 2012 year-to-date operating income of $31.9 million improved $6.1 million from the same period last year.  This improvement is largely due to the higher sales volume and the favorable impact of foreign currency exchange rate changes.

Fiscal 2012 year-to-date interest expense decreased $21.3 million over the same period last year, largely due to the $20.0 million of costs related to the debt refinancing in fiscal 2011.

Fiscal 2012 year-to-date other expense of $5.9 million represents a $7.9 million decrease from other income of $2.0 million during fiscal 2011.  The decrease was due to foreign currency exchange losses on inter-company loans denominated in a foreign currency as well as other unfavorable impacts of foreign currency exchange rate changes.

During the first six months of fiscal 2012, we recorded a $6.0 million provision for income taxes, which represents an effective tax rate of 30.5 percent.  This compares to an $8.9 million provision for income taxes recorded during the first six months of fiscal 2011, which represents an effective tax rate of 4,389.1 percent.  The decrease in the effective tax rate is primarily related to foreign tax rate differentials, changes in the valuation allowance and the changing mix of foreign and domestic earnings.

Earnings from continuing operations of $13.7 million for the first six months of fiscal 2012, represents a $22.4 million improvement from the prior year. In addition, diluted earnings (loss) per share from continuing operations improved from a $0.19 diluted loss per share in the prior year to $0.29 diluted earnings per share in the current year.  The improvement in earnings (loss) from continuing operations was related to an increase in sales volumes and the absence of costs associated with the long-term debt refinancing.

Index

DISCONTINUED OPERATIONS

During the second quarter of fiscal 2012 we recorded $0.4 million of income as a component of earnings (loss) from discontinued operations due to a reduction of the environmental reserve related to a facility in the Netherlands that was sold as part of the spin-off of our Aftermarket business on July 22, 2005.  During the second quarter of fiscal 2011, we recorded $2.9 million of environmental cleanup and remediation expenses as a component of earnings (loss) from discontinued operations related to this same facility.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2011 and 2010:

Original Equipment - Asia
	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	20.0	100.0%	12.7	100.0%	41.3	100.0%	24.8	100.0%
Cost of sales	18.2	90.9%	12.0	94.3%	36.4	88.2%	22.9	92.5%
Gross profit	1.8	9.1%	0.7	5.6%	4.9	11.9%	1.9	7.5%
Selling, general and administrative expenses	2.6	13.0%	1.9	14.9%	4.8	11.6%	3.5	14.1%
(Loss) income from continuing operations	(0.8)	-3.9%	(1.2)	-9.2%	0.1	0.1%	(1.6)	-6.6%

Comparison of Three Months Ended September 30, 2011 and 2010

The Original Equipment – Asia segment is still in the expansion phase and is currently launching numerous programs.  Net sales increased $7.3 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 primarily due to increased program launch activity within the off-highway markets in China and the commercial vehicle market in India.  Gross margin improved to 9.1 percent during the second quarter of fiscal 2012 from a gross margin of 5.6 percent one year ago.  This performance is primarily driven by increased sales volumes resulting in better utilization of our facilities. A long-lived asset impairment charge of $0.3 million was recorded in SG&A expense during the second quarter of fiscal 2011 related to a program cancellation.  The loss from continuing operations improved over the periods presented due to the improved gross margin.

Comparison of Six Months Ended September 30, 2011 and 2010

Original Equipment – Asia year-to-date net sales increased $16.5 million from the same period last year due to increased program launch activity within the off-highway markets in China and Korea and the commercial vehicle market in India.  Gross margin improved to 11.9 percent for the first six months of fiscal 2012 from a gross margin of 7.5 percent during the first six months of fiscal 2011.  A long-lived asset impairment charge of $0.3 million was recorded in SG&A expense during the second quarter of fiscal 2011 related to a program cancellation.  The income from continuing operations of $0.1 million represents a $1.7 million increase from the prior year.

Index

Original Equipment - Europe
	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	152.0	100.0%	124.9	100.0%	318.8	100.0%	257.0	100.0%
Cost of sales	132.1	86.9%	109.1	87.4%	273.8	85.9%	219.7	85.5%
Gross profit	19.9	13.1%	15.8	12.6%	45.0	14.1%	37.3	14.5%
Selling, general and administrative expenses	11.8	7.8%	12.7	10.2%	25.6	8.0%	23.2	9.0%
Income from continuing operations	8.1	5.3%	3.1	2.5%	19.4	6.1%	14.1	5.5%

Comparison of Three Months Ended September 30, 2011 and 2010

Original Equipment – Europe net sales increased $27.1 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, driven by increased sales volumes in all markets and a $12.6 million favorable impact of foreign currency exchange rate changes year over year.  Gross profit increased $4.1 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 resulting in a 50 basis point improvement in gross margin.  This improvement was driven by improved operating leverage on higher sales and a $1.6 million favorable impact of foreign currency exchange rate changes that was partially offset by customer pricing.  SG&A expenses decreased $0.9 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 primarily due to lower personnel costs.  In addition, a long-lived asset impairment charge of $0.9 million was recorded during the second quarter of fiscal 2011 related to a program cancellation that was included in SG&A expense.  Income from continuing operations increased $5.0 million over the periods presented, based on higher sales volumes and the reduction in SG&A expenses.

Comparison of Six Months Ended September 30, 2011 and 2010

Original Equipment – Europe year-to-date net sales increased $61.8 million from the same period last year, driven by sales increases in all markets and a $32.0 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $7.7 million during the first six months of fiscal 2012 to $45.0 million from the prior year due to sales volume increases and a $4.6 million favorable impact of foreign currency exchange rate changes, partially offset by increased commodity costs.  SG&A expenses increased $2.4 million primarily due to a $2.6 million unfavorable impact of foreign currency exchange rate changes.  A long-lived asset impairment charge of $0.9 million was recorded in SG&A expense during the first six months of fiscal 2011 related to a program cancellation.  Income from continuing operations increased $5.3 million from the first six months of fiscal 2011 to the first six months of fiscal 2012 based on the increased sales volumes and a $2.0 million favorable impact of foreign currency exchange rate changes.

Original Equipment - North America
	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	148.8	100.0%	139.7	100.0%	305.5	100.0%	281.4	100.0%
Cost of sales	127.8	85.9%	120.3	86.1%	261.9	85.7%	241.2	85.7%
Gross profit	21.0	14.1%	19.4	13.9%	43.6	14.3%	40.2	14.3%
Selling, general and administrative expenses	10.1	6.8%	11.7	8.4%	21.9	7.2%	21.9	7.8%
Income from continuing operations	10.9	7.4%	7.7	5.5%	21.7	7.1%	18.3	6.5%

Index

Comparison of Three Months Ended September 30, 2011 and 2010

Original Equipment – North America net sales increased $9.1 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, primarily driven by the continued recovery within the commercial vehicle markets.  Gross profit improved $1.6 million from $19.4 million during the second quarter of fiscal 2011 to $21.0 million during the second quarter of fiscal 2012.  This improvement is primarily related to plant performance efficiencies offset by commodity cost increases year over year.  During the second quarter of fiscal 2011, the Company recorded a $0.3 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility. SG&A expenses decreased $1.6 million year over year, primarily due to a reduction in management incentive accruals and better recovery of engineering development and testing costs.  Income from continuing operations improved $3.2 million to $10.9 million during the second quarter of fiscal 2012 based on the performance efficiencies and reduced SG&A costs.

Comparison of Six Months Ended September 30, 2011 and 2010

Original Equipment – North America year-to-date net sales increased $24.1 million from the same period last year primarily driven by the continued recovery within the off-highway and commercial vehicle markets.  Gross profit improved from $40.2 million during the first six months of fiscal 2011 to $43.6 million during the first six months of fiscal 2012 due to higher sales volumes, while gross margin remained unchanged due to offsets in higher commodity costs year over year and a $2.1 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility in fiscal 2011.  SG&A expense remained unchanged, but decreased as a percentage of sales.  During the first six months of fiscal 2012, income from continuing operations of $21.7 million improved $3.4 million from $18.3 million in the first six months of fiscal 2011, based primarily on the higher sales volumes.

South America
	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	48.1	100.0%	41.2	100.0%	96.0	100.0%	78.1	100.0%
Cost of sales	39.2	81.5%	32.2	78.1%	78.2	81.4%	61.6	78.9%
Gross profit	8.9	18.4%	9.0	21.9%	17.8	18.6%	16.5	21.1%
Selling, general and administrative expenses	6.2	12.9%	4.0	9.7%	11.9	12.4%	7.7	9.9%
Income from continuing operations	2.7	5.6%	5.0	12.2%	5.9	6.2%	8.8	11.2%

Comparison of Three Months Ended September 30, 2011 and 2010

South America net sales increased $6.9 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, due to increased sales volumes within the segments commercial vehicle and off-highway markets and a $3.3 million favorable impact of foreign currency exchange rate changes year over year.  Gross margin decreased 350 basis points to 18.4 percent during the second quarter of fiscal 2012 from 21.9 percent during the second quarter of fiscal 2011, due to the foreign currency impact on the margin of export and aftermarket sales sold in U.S. dollars and higher commodity costs year over year.  SG&A expense increased $2.2 million from the second quarter of fiscal 2011 to second quarter of fiscal 2012, due to an environmental remediation charge of $0.8 million and higher freight costs.  Income from continuing operations decreased $2.3 million over the periods presented due to lower gross margin and higher SG&A costs.

Index

Comparison of Six Months Ended September 30, 2011 and 2010

South America year-to-date net sales increased $17.9 million from the same period last year, due to increased sales volumes within the segment’s commercial vehicle and off-highway markets, along with a favorable impact of foreign currency exchange rate changes of $8.6 million.  Gross margin decreased from 21.1 percent during the first six months of fiscal 2011 to 18.6 percent during the first six months of fiscal 2012, due to higher commodity costs year over year and the foreign currency impact on the margin of export and aftermarket sales sold in U.S. dollars.  SG&A expenses increased $4.2 million as a result of personnel matters, an $0.8 million environmental remediation charge and higher freight costs.  Income from continuing operations decreased $2.9 million from the first six months of fiscal 2011 to the first six months of fiscal 2012 based on the lower gross margin and increased SG&A costs.

Commercial Products
	Three months ended September 30				Six months ended September 30
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	35.1	100.0%	32.0	100.0%	69.2	100.0%	59.7	100.0%
Cost of sales	24.8	70.7%	21.5	67.2%	49.4	71.4%	41.6	69.6%
Gross profit	10.3	29.3%	10.5	32.9%	19.8	28.6%	18.1	30.3%
Selling, general and administrative expenses	7.4	21.1%	6.3	19.7%	13.5	19.5%	12.4	20.8%
Income from continuing operations	2.9	8.2%	4.2	13.1%	6.3	9.1%	5.7	9.6%

Comparison of Three Months Ended September 30, 2011 and 2010

Commercial Products net sales increased $3.1 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012, primarily due to increased sales of North America cooling products.  Gross margin decreased from 32.9 percent during the second quarter of fiscal 2011 to 29.3 percent during the second quarter of fiscal 2012, primarily due to product mix and higher material costs.  SG&A expenses increased $1.1 million from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 due to an investment in additional resources within the segment.  Income from continuing operations decreased $1.3 million over the periods presented due to the reduction in gross margin and higher SG&A costs.

Comparison of Six Months Ended September 30, 2011 and 2010

Commercial Products year-to-date net sales increased $9.5 million from the same period last year, due to increased sales volumes of cooling products and a $2.0 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased from 30.3 percent during the first six months of fiscal 2011 to 28.6 percent during the first six months of fiscal 2012, primarily due to product mix and higher material costs.  SG&A expenses increased $1.1 million from the first six months of fiscal 2011 to the first six months of fiscal 2012 due to an investment in additional resources within the segment and higher commissions resulting from increased sales.  Income from continuing operations increased $0.6 million to $6.3 million in the first six months of fiscal 2012 primarily due to increased sales volumes.

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

Index
The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our adjusted EBITDA for the four consecutive quarters ended September 30, 2011 was $108.1 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Total
Earnings from continuing operations	$5,585	$12,306	$13,116	$625	$31,632
Net loss (earnings) attributable to noncontrolling interest	-	-	9	(38)	(29)
Consolidated interest expense	2,602	3,484	2,990	3,297	12,373
Provision for income taxes	1,134	(6,532)	4,029	1,995	626
Depreciation and amortization expense	14,032	14,365	14,952	14,202	57,551
Non-cash charges (a)	1,819	1,051	(686)	3,134	5,318
Restructuring and repositioning charges (b)	537	82	78	(52)	645
Adjusted EBITDA	$25,709	$24,756	$34,488	$23,163	$108,116

(a)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended December 31, 2010	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Total
Long-lived asset impairments	$1,274	$1,048	$-	$-	$2,322
Non-cash restructuring and repositioning charges	-	1,616	-	-	1,616
Exchange losses (gains) on intercompany loans	545	(1,613)	(686)	3,134	1,380
Non-cash charges	$1,819	$1,051	$(686)	$3,134	$5,318

(b)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended September 30, 2011 was 8.53, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Index

Four Quarters Ended September 30, 2011

Consolidated interest expense	$12,373
Plus: Other items (a)	308
Total consolidated interest expense	$12,681

Adjusted EBITDA	$108,116

Interest expense coverage ratio	8.53

(a) Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended September 30, 2011 was 1.83, which was below the maximum ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended September 30, 2011

Debt per balance sheet	$171,307
Plus: Net commodity derivative liabilities	5,408
Indebtedness attributed to sales of accounts receivable	18,458
Standby letters of credit	2,286
Total consolidated debt	$197,459

Adjusted EBITDA	$108,116

Leverage ratio	1.83

We expect to remain in compliance with the interest expense coverage ratio and leverage ratio covenants through the remainder of fiscal 2012 and beyond.

Off-Balance Sheet Arrangements

None.

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

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income.  This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.   This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  We are currently evaluating the impact of this amendment.

Index

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment.  The amendment provides an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  If it is determined to be more likely than not that the fair value of the reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We are assessing this new guidance and currently do not anticipate a material impact on the consolidated financial statements.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (2011 Form 10-K).  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $1.2 million as of September 30, 2011.

Outlook

Our expectations for fiscal 2012 include a 12 to 16 percent increase in net sales compared to our fiscal 2011 results.  Specifically, we expect continued recovery in the commercial vehicle markets and slight improvement in off-highway markets in North America, growth in the off-highway markets in Asia as we launch new programs, improvement in the commercial vehicle and off-highway markets in Europe, modest improvements in our commercial products markets and improvements in commercial vehicle and construction markets in South America.  We expect that the positive impact of the sales volume improvements on our results from operations will result in operating income in a range of 4.1 to 4.7 percent of sales.  Further, we expect diluted earnings per share to be in the range of $0.95 to $1.05 and capital spending in the range of $70 to $75 million.

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s 2011 Form 10-K.  Other risks and uncertainties include, but are not limited to, the following:

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

•
Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet applicable quality standards with products produced at these facilities;

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

Index

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions and increased gross margins as a result;

•	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

•	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers;

•	The possibility of fines and penalties in excess of reserves in connection with trade compliance matters at the Company’s Laredo, Texas warehouse and Nuevo Laredo, Mexico facility; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes (including currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership);

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

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2011 Form 10-K, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of September 30, 2011.

Index

As more fully set forth in Item 9A, “Controls and Procedures,” of the 2011 Form 10-K, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2011 because of the existence, at that date, of identified material weaknesses in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The Company has taken the following steps during the first six months of fiscal 2012 to begin to remediate the material weaknesses noted in Item 9A. of the 2011 Form 10-K:

Interim inventory management deficiencies that aggregate to a material weakness in the Original Equipment – North America segment (including the Nuevo Laredo, Mexico facility previously included in the Commercial Products segment).

•	All Company-owned inventories held at off-site locations were confirmed at quarter ends;
•
Monthly inventory analytical reviews were performed for each facility, at which fluctuations in inventory balances by product, aging of inventory parts and all material inventory adjustments were assessed;

•	Physical inventory counts were performed at certain manufacturing facilities during the first half of fiscal 2012;
•	Cycle count procedures were implemented at certain manufacturing facilities; and
•	Quarterly inventory variance analyses were performed that included a review of inventory levels by category and product details.

Additional remediation steps as noted in Item 9A. of the 2011 Form 10-K will continue to be implemented in fiscal 2012.

Trade compliance deficiency at the Nuevo Laredo, Mexico and Laredo, Texas facilities (previously included in the Commercial Products segment).

•	The Company is obtaining certificates of origin for all new products that are qualified under the North American Free Trade Agreement (NAFTA) in accordance with regulatory requirements;
•
The Company is in the process of drafting an export compliance manual for its Laredo, Texas warehouse, as well as an import compliance manual and export compliance manual for its Nuevo Laredo, Mexico facility; and

•
The Company held training on U.S. customs requirements for management at its global headquarters in Racine, Wisconsin and for employees at the Nuevo Laredo, Mexico manufacturing facility and the Laredo, Texas.

Additional remediation steps as noted in Item 9A. of the 2011 Form 10-K will continue to be implemented in fiscal 2012.

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2012 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The following should be read in conjunction with Item 3. “Legal Proceedings” in Part I. of the Company’s 2011 Form 10-K.  Certain information required hereunder is incorporated by reference from Note 19 of the Notes to the Condensed Consolidated Financial Statements in Item 1. of Part I. of this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of Common Stock during the second quarter of fiscal 2012:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1– July 31, 2011	13,891	(1)	$15.50	-	-

August 1 – August 31, 2011	-		-	-	-

September 1 – September 30, 2011	-		-	-	-
Total	13,891	(1)	$15.50	-	-

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock awards. These shares are held as treasury shares.

Item 5. Other Information

Consistent with the recommendation of the Company’s Board of Directors and the vote of a majority of the Company’s shareholders at its 2011 Annual Meeting of Shareholders, the Company intends to include an advisory shareholder vote on the compensation of the Company’s named executive officers in its annual meeting proxy statement on an annual basis.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Supplemental Severance Policy	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: November 7, 2011

* Executing as both the principal financial officer and a duly authorized officer of the Company