Form 10-Q
period 2011-12-31
MODINE MANUFACTURING CO
filed 2012-02-07
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,726,830 at February 1, 2012.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2011 and 2010
(In thousands, except per share amounts)
(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Net sales	$373,282	$360,043	$1,188,435	$1,051,477
Cost of sales	313,539	303,496	997,242	880,185
Gross profit	59,743	56,547	191,193	171,292
Selling, general and administrative expenses	43,523	47,405	143,036	136,323
Income from operations	16,220	9,142	48,157	34,969
Interest expense	2,893	2,602	9,180	30,239
Other expense (income) – net	1,667	(179)	7,552	(2,191)
Earnings from continuing operations before income taxes	11,660	6,719	31,425	6,921
Provision for income taxes	3,618	1,134	9,642	10,000
Earnings (loss) from continuing operations	8,042	5,585	21,783	(3,079)
Earnings (loss) from discontinued operations (net of income taxes)	364	(34)	737	(3,042)
Net earnings (loss)	8,406	5,551	22,520	(6,121)
Less: Net earnings attributable to noncontrolling interest	110	-	139	-
Net earnings (loss) attributable to Modine	$8,296	$5,551	$22,381	$(6,121)

Earnings (loss) from continuing operations attributable to Modine common shareholders:
Basic	$0.17	$0.12	$0.46	$(0.07)
Diluted	$0.17	$0.12	$0.46	$(0.07)

Net earnings (loss) attributable to Modine common shareholders:
Basic	$0.18	$0.12	$0.48	$(0.13)
Diluted	$0.18	$0.12	$0.48	$(0.13)

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and March 31, 2011
(In thousands, except per share amounts)
(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,098	$32,930
Trade receivables, less allowance for doubtful accounts of $575 and $754	185,867	219,189
Inventories	129,526	122,629
Deferred income taxes and other current assets	56,448	52,877
Total current assets	397,939	427,625
Noncurrent assets:
Property, plant and equipment – net	397,176	430,295
Investment in affiliates	3,813	3,863
Goodwill	29,236	31,572
Intangible assets – net	5,850	6,533
Other noncurrent assets	13,818	17,051
Total noncurrent assets	449,893	489,314
Total assets	$847,832	$916,939
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$15,901	$8,825
Long-term debt – current portion	61	262
Accounts payable	132,587	177,549
Accrued compensation and employee benefits	43,376	63,163
Income taxes	7,485	3,739
Accrued expenses and other current liabilities	60,930	63,003
Total current liabilities	260,340	316,541
Noncurrent liabilities:
Long-term debt	149,550	138,582
Deferred income taxes	10,774	9,988
Pensions	51,604	62,926
Postretirement benefits	6,003	5,967
Other noncurrent liabilities	14,548	19,983
Total noncurrent liabilities	232,479	237,446
Total liabilities	492,819	553,987
Commitments and contingencies (See Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,310 and 47,105 shares	29,569	29,440
Additional paid-in capital	170,195	166,359
Retained earnings	226,067	203,686
Accumulated other comprehensive loss	(57,353)	(22,533)
Treasury stock at cost: 589 and 559 shares, respectively	(14,461)	(14,000)
Total Modine shareholders' equity	354,017	362,952
Noncontrolling interest	996	-
Total equity	355,013	362,952
Total liabilities and shareholders' equity	$847,832	$916,939

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2011 and 2010
(In thousands)
(Unaudited)

	Nine months ended December 31
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$22,520	$(6,121)
Adjustments to reconcile net earnings (loss) with net cash provided by(used for) operating activities:
Depreciation and amortization	43,368	42,127
Other – net	17,102	7,398
Net changes in operating assets and liabilities, excluding dispositions	(64,687)	(44,824)
Net cash provided by (used for) operating activities	18,303	(1,420)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(45,262)	(31,119)
Proceeds from dispositions of assets	1,281	12,418
Settlement of derivative contracts	(1,762)	(48)
Other – net	610	3,709
Net cash used for investing activities	(45,133)	(15,040)

Cash flows from financing activities:
Short-term debt – net	4,511	2,919
Borrowings of long-term debt	108,398	229,699
Repayments of long-term debt	(92,528)	(220,026)
Capital contribution by noncontrolling interest in joint venture	936	-
Book overdrafts	-	(407)
Other – net	(13)	950
Net cash provided by financing activities	21,304	13,135

Effect of exchange rate changes on cash	(1,306)	83
Net decrease in cash and cash equivalents	(6,832)	(3,242)

Cash and cash equivalents at beginning of period	32,930	43,657
Cash and cash equivalents at end of period	$26,098	$40,415

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: Overview

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements by Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2011.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2012 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2011.

Note 2: Significant Accounting Policies

Restricted cash:  At December 31, 2011 and March 31, 2011, the Company had long-term restricted cash of $3,883 and $4,682, respectively, included in other noncurrent assets, consisting of $1,533 and $2,332, respectively, to secure long-term employee compensation arrangements for certain employees in Europe and $2,350 to collateralize insurance liabilities with an insurance carrier in North America.

Joint venture:  During the first quarter of fiscal 2012, the Company completed the formation of its joint venture with OneGene, Inc. to form Modine OneGene Corporation in South Korea.  The Company and OneGene, Inc. each made initial capital contributions of 1,000,000 Korean won ($936 U.S. equivalent) during the first quarter of fiscal 2012.  Modine is considered the primary beneficiary of the joint venture in accordance with applicable consolidation guidance.  Accordingly, the results of Modine OneGene Corporation are consolidated by the Company.

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2011, the quarterly results for fiscal 2011 have been revised as a result of errors identified during fiscal 2011 which were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended December 31, 2010, cost of goods sold increased $548, selling, general and administrative expenses increased $188, provision for income taxes decreased $297 and earnings from continuing operations decreased $439 as a result of the revisions.  For the nine months ended December 31, 2010, net sales increased $363, cost of goods sold increased $2,467, gross profit decreased $2,104, selling, general and administrative expenses increased $799, provision for income taxes decreased $158 and earnings from continuing operations decreased $2,745 as a result of the revisions.  For the three and nine months ended December 31, 2010, diluted earnings per share from continuing operations and diluted net earnings per share decreased $0.01 and $0.06, respectively, as a result of the revisions.

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

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment.  The amendment provides an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  If it is determined to be more likely than not that the fair value of the reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company is assessing this new guidance and currently does not anticipate any impact on the consolidated financial statements from the adoption of this amendment.

Note 3: Employee Benefit Plans

During the three months ended December 31, 2011 and 2010, the Company recorded compensation expense of $994 and $1,076, respectively, related to its defined contribution employee benefit plans.  During the nine months ended December 31, 2011 and 2010, the Company recorded compensation expense of $2,879 and $3,084, respectively, related to its defined contribution employee benefit plans.

During the three months ended December 31, 2011 and 2010, the Company elected to contribute $2,150 and $2,529, respectively, to its U.S. pension plans.  During the nine months ended December 31, 2011 and 2010, the Company elected to contribute $9,350 and $14,628, respectively, to its U.S. pension plans.

Costs for Modine's pension and postretirement benefit plans for the three and nine months ended December 31, 2011 and 2010 include the following components:

	Three months ended December 31				Nine months ended December 31
	Pension		Postretirement		Pension		Postretirement
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$419	$483	$11	$11	$1,270	$1,433	$32	$33
Interest cost	3,486	3,405	87	85	10,493	10,288	260	253
Expected return on plan assets	(3,847)	(3,806)	-	-	(11,543)	(11,418)	-	-
Amortization of:
Unrecognized net loss (gain)	1,996	1,918	(6)	(28)	5,986	5,752	(18)	(84)
Unrecognized prior service cost (credit)	-	89	(416)	(446)	-	267	(1,247)	(1,336)
Adjustment for settlement	-	8	-	-	-	23	-	-
Curtailment gain	-	-	-	-	-	-	-	(2,075)
Net periodic benefit cost (income)	$2,054	$2,097	$(324)	$(378)	$6,206	$6,345	$(973)	$(3,209)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $941 and $687 for the three months ended December 31, 2011 and 2010, respectively.  Modine recognized stock-based compensation cost of $3,519 and $3,203 for the nine months ended December 31, 2011 and 2010, respectively.  The performance component of awards granted under the long-term incentive plan during the second quarter of fiscal 2012 is based on a target return on average capital employed (ROACE) and a target improvement in economic profit at the end of the three year performance period.  ROACE is defined as net earnings, adding back after-tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges in excess of $4,000; divided by the average total debt plus shareholders’ equity.  Economic profit is defined as ROACE minus a fixed weighted average cost of capital, multiplied by total debt plus shareholders’ equity.

The following tables present, by type, the fair market value of stock-based compensation awards granted during the nine months ended December 31, 2011 and 2010:

	Nine months ended December 31,
	2011		2010
		Fair Value		Fair Value
Type of award	Shares	Per Award	Shares	Per Award
Common stock options	112.9	$10.45	303.4	$5.96
Unrestricted common stock	27.9	$14.93	60.3	$8.43
Restricted common stock - retention	63.2	$14.93	97.2	$9.26
Restricted common stock - performance based	189.5	$14.93	291.6	$9.26

The accompanying table sets forth the assumptions used in determining the fair value for the options:

	Nine months ended December 31,
	2011	2010
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.93%	2.36%
Expected volatility of the Company's stock	79.56%	77.99%
Expected dividend yield on the Company's stock	0.00%	0.00%
Expected forfeiture rate	2.50%	2.50%

As of December 31, 2011, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards that will be amortized over the weighted average remaining service periods is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,504	2.0
Restricted common stock - retention	1,487	2.8
Restricted common stock - performance based	3,511	1.9
Total	$6,502	2.2

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 5: Other (Expense) Income – Net

Other (expense) income – net was comprised of the following:

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Equity in earnings (loss) of non-consolidated affiliates	$206	$92	$(209)	$317
Interest income	193	195	579	516
Foreign currency transactions	(2,116)	(130)	(7,982)	1,264
Other non-operating income - net	50	22	60	94
Total other (expense) income - net	$(1,667)	$179	$(7,552)	$2,191

Foreign currency transactions for the three and nine months ended December 31, 2011 and 2010 were primarily comprised of foreign currency transaction (losses) gains on inter-company loans and other transactions denominated in foreign currencies.

Note 6: Income Taxes

For the three months ended December 31, 2011 and 2010, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 31.0 percent and 16.9 percent, respectively.

For the nine months ended December 31, 2011 and 2010, the Company’s effective tax rate attributable to earnings from continuing operations before income taxes was 30.7 percent and 144.5 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2011 as compared to prior periods were changes in the valuation allowance for certain foreign losses for which no benefit is recognized and the changing mix of foreign and domestic earnings.  During the three months ended December 31, 2011, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  One of the Company’s Chinese subsidiaries has an $846 valuation allowance against its net deferred tax assets as a result of its cumulative loss position.  The potential release of its valuation allowance may occur within the next fiscal year.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur. For the nine months ended December 31, 2011, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As a result, the U.S. taxing jurisdiction is no longer considered on a discrete basis but is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in Germany, Austria and certain other foreign locations continue to be excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

During fiscal 2005, a German lower court ruling disallowed certain deductions for trade tax purposes.  Based on this ruling, the Company established an uncertain tax position contingency for additional trade tax liability and interest.  During the second quarter of fiscal 2012, the German Supreme Court affirmed the lower court finding.  As a result, the uncertain tax position contingency was reversed and amended tax returns for the fiscal years 2005 through 2010 were filed resulting in an income tax payable for taxes and interest owed of $2,671.  During the nine months ended December 31, 2011, a benefit for income taxes of $73 was recorded based on the finalization of the amended tax returns.

The gross liability for unrecognized tax benefits increased during the quarter by $1,650. This had a minimal impact on the effective tax rate as the majority of the liability relates to taxing jurisdictions with a valuation allowance.  The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During the three months ended December 31, 2011, the Company was notified of a tax audit in Germany commencing in fiscal year 2013 covering fiscal years 2006 through 2010.

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Basic:
Earnings (loss) from continuing operations	$8,042	$5,585	$21,783	$(3,079)
Less: Net earnings attributable to noncontrolling interest	(110)	-	(139)	-
Earnings (loss) from continuing operations attributable to Modine	7,932	5,585	21,644	(3,079)
Less: Undistributed earnings attributable to unvested shares	(32)	(26)	(84)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	7,900	5,559	21,560	(3,079)
Net earnings (loss) from discontinued operations	364	(34)	737	(3,042)
Less: Undistributed earnings attributable to unvested shares	(2)	-	(3)	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	362	(34)	734	(3,042)
Net earnings (loss) available to Modine common shareholders	$8,262	$5,525	$22,294	$(6,121)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,533	46,235	46,457	46,114

Earnings (loss) from continuing operations per common share	$0.17	$0.12	$0.46	$(0.07)
Net earnings (loss) from discontinued operations per common share	0.01	(0.00)	0.02	(0.06)
Net earnings (loss) per common share - basic	$0.18	$0.12	$0.48	$(0.13)

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Diluted:
Earnings (loss) from continuing operations	$8,042	$5,585	$21,783	$(3,079)
Less: Net earnings attributable to noncontrolling interest	(110)	-	(139)	-
Earnings (loss) from continuing operations attributable to Modine	7,932	5,585	21,644	(3,079)
Less: Undistributed earnings attributable to unvested shares	(23)	(12)	(59)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	7,909	5,573	21,585	(3,079)
Net earnings (loss) from discontinued operations	364	(34)	737	(3,042)
Less: Undistributed earnings attributable to unvested shares	(1)	-	(2)	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	363	(34)	735	(3,042)
Net earnings (loss) available to Modine common shareholders	$8,272	$5,539	$22,320	$(6,121)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,533	46,235	46,457	46,114
Effect of dilutive securities	295	657	432	-
Weighted average shares outstanding - diluted	46,828	46,892	46,889	46,114

Earnings (loss) from continuing operations per common share	$0.17	$0.12	$0.46	$(0.07)
Net earnings (loss) from discontinued operations per common share	0.01	(0.00)	0.02	(0.06)
Net earnings (loss) per common share - diluted	$0.18	$0.12	$0.48	$(0.13)

For the three and nine months ended December 31, 2011, the calculation of diluted earnings per share excludes 1,367 stock options and 188 restricted stock awards as these shares were anti-dilutive.  For the three months ended December 31, 2010, the calculation of diluted earnings per share excludes 1,474 stock options as these were anti-dilutive.  For the nine months ended December 31, 2010, the calculation of diluted earnings per share excludes 1,811 stock options and 24 restricted stock awards as these shares were anti-dilutive.

Note 8: Comprehensive (Loss) Income

Comprehensive (loss) income, which represents net earnings (loss) adjusted by the change in accumulated other comprehensive (loss) income was as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Net earnings (loss) attributable to Modine	$8,296	$5,551	$22,381	$(6,121)
Foreign currency translation	(10,215)	(3,134)	(34,039)	591
Cash flow hedges	1	81	(5,573)	2,172
Change in benefit plan adjustment	1,569	1,086	4,792	2,194
Total comprehensive (loss) income	$(349)	$3,584	$(12,439)	$(1,164)

Note 9: Inventories

Inventories consisted of the following:

	December 31, 2011	March 31, 2011
Raw materials and work in process	$95,356	$93,306
Finished goods	34,170	29,323
Total inventories	$129,526	$122,629

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2011	March 31, 2011
Gross property, plant and equipment	$1,077,624	$1,102,684
Less accumulated depreciation	(680,448)	(672,389)
Net property, plant and equipment	$397,176	$430,295

During the three and nine months ended December 31, 2011, the Company recorded a loss on disposal of assets of $2,161 in the Original Equipment – Europe segment within selling, general and administrative expenses.

A long-lived asset impairment charge of $1,274 was recorded within selling, general and administrative expenses during the three months ended December 31, 2010.  This impairment charge included $975 related to facilities held for sale in the Original Equipment – North America segment to reduce their carrying value to the estimated fair value less costs to sell.

A long-lived asset impairment charge of $2,500 was recorded within selling, general and administrative expenses during the nine months ended December 31, 2010 related to assets in the Original Equipment – Europe segment and the Original Equipment – Asia segment related to a program cancellation and the Original Equipment – North America segment for facilities held for sale to reduce their carrying value to the estimated fair value less costs to sell.

During the three months ended December 31, 2010, the Company sold its Tübingen, Germany facility within the Original Equipment – Europe segment for net proceeds of $7,302 and recognized a gain on sale of $2,232 within selling, general and administrative expenses.  For the nine months ended December 31, 2010, the Company sold three held for sale facilities in the Original Equipment – North America and Original Equipment - Europe segments for net proceeds of $8,841 and recognized a gain on these sales of $3,258 within selling, general and administrative expenses.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Assets held for sale of $2,450 at December 31, 2011 and March 31, 2011, respectively, included in noncurrent assets, consist of two facilities that the Company has closed within the Original Equipment – North America segment.  The Company is currently marketing the facilities held for sale.

Note 11: Restructuring, Plant Closures and Other Related Costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures were aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky and Logansport, Indiana facility closures were completed in the first quarter and second quarter of fiscal 2011, respectively.  The Camdenton, Missouri closure is anticipated to be completed in early fiscal 2013.

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,275 of termination charges and $22,189 of other closure costs, in the aggregate.  Further additional costs of approximately $250 are anticipated to be incurred through early fiscal 2013, consisting of equipment moving costs and miscellaneous facility closing costs.  Total additional cash expenditures of approximately $1,200 are anticipated to be incurred related to these closures.

Changes in the accrued restructuring liability for the three and nine months ended December 31, 2011 and 2010 were comprised of the following, related to the above-described restructuring activities:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31
	2011	2010
Termination Benefits:
Balance, October 1	$1,064	$2,516
Additions	-	9
Adjustments	24	(37)
Effect of exchange rate changes	-	(10)
Payments	(130)	(579)
Balance, December 31	$958	$1,899

	Nine months ended December 31
	2011	2010
Termination Benefits:
Balance, April 1	$1,301	$4,740
Additions	-	103
Adjustments	(98)	(90)
Effect of exchange rate changes	(2)	(12)
Payments	(243)	(2,842)
Balance, December 31	$958	$1,899

The following is the summary of restructuring and other repositioning costs recorded relative to the above-described programs during the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Restructuring expense (income):
Employee severance and related benefits	$24	$(28)	$(98)	$13

Other repositioning costs:
Postretirement curtailment gain	-	-	-	(2,075)
Miscellaneous other closure costs	475	565	622	3,557
Total other repositioning costs	475	565	622	1,482
Total restructuring and other repositioning expense	$499	$537	$524	$1,495

For the three and nine months ended December 31, 2011, total restructuring and other repositioning expense of $499 and $524, respectively, was recorded in the consolidated statements of operations as a component of cost of sales.  The total restructuring and other repositioning expense of $537 and $1,495 was recorded in the consolidated statements of operations for the three and nine months ended December 31, 2010, respectively, as follows: $565 and $1,482 were recorded as a component of cost of sales and $28 was recorded as restructuring income and $13 was recorded as restructuring expense within selling, general and administrative expense.  The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2012, by segment and in the aggregate, are summarized in the following table:

	OE -Asia	South America	Commercial Products	Total

Balance, March 31, 2011	$520	$15,109	$15,943	$31,572
Fluctuations in foreign currency	(1)	(1,887)	(448)	(2,336)
Balance, December 31, 2011	$519	$13,222	$15,495	$29,236

Intangible assets are comprised of the following:

	December 31, 2011			March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Trademarks	$8,875	$(3,945)	$4,930	$9,077	$(3,580)	$5,497
Other intangibles	394	(394)	-	444	(444)	-
Total amortized intangible assets	9,269	(4,339)	4,930	9,521	(4,024)	5,497
Unamortized intangible assets:
Tradename	920	-	920	1,036	-	1,036
Total intangible assets	$10,189	$(4,339)	$5,850	$10,557	$(4,024)	$6,533

Amortization expense for the three months ended December 31, 2011 and 2010 was $149 and $168, respectively, and for the nine months ended December 31, 2011 and 2010 was $460 and $495, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2012 through 2017 and beyond is as follows:

Fiscal Year	Estimated Amortization Expense

Remainder of 2012	$129
2013	592
2014	592
2015	592
2016	592
2017 & Beyond	2,433

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 13: Indebtedness

The Company has $125,000 outstanding on 6.83 percent Senior Notes, maturing on August 12, 2020.  As of December 31, 2011, the Company also had $12,000 outstanding under its $145,000 domestic revolving credit facility, which expires in August 2014.  At March 31, 2011, the Company had $6,500 outstanding on this domestic revolving credit facility.

During the nine months ended December 31, 2010, the Company entered into the current $125,000 Senior Notes, the proceeds of which were used to repay the then existing Senior Notes.  The Company recognized a loss of $17,866 on early extinguishment of debt as a component of interest expense, which included the prepayment penalty of $16,570 and $1,296 of unamortized debt issuance costs.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of December 31, 2011.

Modine also maintained credit agreements with foreign banks at December 31, 2011.  The Company has $4,628 outstanding under these credit agreements.  There was no amount outstanding under such credit agreements at March 31, 2011.

At December 31, 2011, the Company had $133,000 available for future borrowings under the domestic revolving credit facility.  In addition to this revolving credit facility, unused lines of credit also exist in Europe, Brazil and China, totaling $46,558.

The fair value of long-term debt is estimated by discounting future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2011 and March 31, 2011, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $114,800 and $121,463 at December 31, 2011 and March 31, 2011, respectively.

At December 31, 2011 and March 31, 2011, the Company had short-term debt of $15,901 and $8,825, respectively, primarily consisting of short-term borrowings at foreign locations.

Note 14: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Such investments are made only in instruments issued by high quality institutions. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At December 31, 2011 and March 31, 2011, approximately 45 percent and 47 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been below one percent of outstanding trade receivable balances for the presented periods.  See Note 19 for further discussion on market, credit and counterparty risks.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates outstanding at December 31, 2011 as follows:

•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through June 2012;
•	$1,300 between two loans to its wholly owned subsidiary, Modine Thermal Systems Korea, with various maturity dates through April 2012; and
•	$1,745 receivable with its wholly owned subsidiary, Modine do Brazil Sistemas Terminos Ltda. (Modine Brazil).

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at December 31, 2011.

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

Interest rate derivatives: In conjunction with the repayment of then existing Senior Notes during the nine months ended December 31, 2010, the remaining unamortized balance for interest rate derivatives of $1,606 was reflected as a component of interest expense.

Foreign exchange contracts:  The Company maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated transactions and foreign currency-denominated assets and liabilities.  The effect of this practice is to minimize the impact of foreign exchange rate movements on the Company’s earnings and projected cash flows.  The Company has not designated its forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other expense (income) – net.  The Company’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts are offset by changes due to foreign currency fluctuations of the underlying assets and liabilities.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of December 31, 2011 and March 31, 2011 are as follows:

	Balance Sheet Location	December 31, 2011	March 31, 2011
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$28	$929
Commodity derivatives	Accrued expenses and other current liabilities	5,429	650

Derivatives not designated as hedges:
Foreign exchange contracts	Deferred income taxes and other current assets	$256	$-

The amounts recorded in AOCI and in the consolidated statement of operations for the three and nine months ended December 31, 2011 are as follows:

			Three months ended December 31, 2011	Nine months ended December 31, 2011
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$5,239	Cost of sales	$1,329	$1,738
Total	$5,239		$1,329	$1,738

			Three months ended December 31, 2011	Nine months ended December 31, 2011
		Location of (Gain) Recognized in Income	Amount of (Gain) Recognized in Income	Amount of (Gain) Recognized in Income
Derivatives not designated:
Foreign exchange contracts		Other expense (income) – net	$(258)	$(258)
Total			$(258)	$(258)

The amounts recorded in AOCI and in the consolidated statement of operations for the three and nine months ended December 31, 2010 are as follows:
			Three months ended December 31, 2010	Nine months ended December 31, 2010
	Amount of Loss Recognized in AOCI	Location of (Gain) Loss Reclassified from AOCI into Continuing Operations	Amount of (Gain) Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$1,087	Cost of sales	$(135)	$48
Interest rate derivative	-	Interest expense	-	1,751
Total	$1,087		$(135)	$1,799

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

When available, the Company used quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Trading securities
The Company’s trading securities are a mix of various investments maintained in a deferred compensation trust to fund future obligations under the Company’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets (such as the New York Stock Exchange (NYSE)) and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.  These short term investments are included in other current assets.

Derivative financial instruments
As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include commodity derivatives and foreign currency exchange contracts.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB- or better.

The Company measures fair value assuming that the unit of account is an individual derivative transaction and those derivatives are sold or transferred on a stand-alone basis.  Therefore, derivative assets and liabilities are presented on a gross basis without consideration of master netting arrangements.  The Company estimates the fair value of these derivative instruments based on dealer quotes as the dealer is willing to settle at the quoted prices.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At December 31, 2011, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,653	$13	$-	$1,666
Derivative financial instruments	-	284	-	284
Total assets	$1,653	$297	$-	$1,950

Liabilities:
Derivative financial instruments	$-	$5,429	$-	$5,429
Deferred compensation obligation	1,653	13	-	1,666
Total liabilitites	$1,653	$5,442	$-	$7,095

At March 31, 2011, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$2,707	$13	$-	$2,720
Derivative financial instruments	-	929	-	929
Total assets	$2,707	$942	$-	$3,649

Liabilities:
Derivative financial instruments	$-	$650	$-	$650
Deferred compensation obligation	2,723	-	-	2,723
Total liabilities	$2,723	$650	$-	$3,373

Note 17: Product Warranties and Other Commitments

Changes in the warranty liability were as follows:

	Three months ended December 31
	2011	2010

Balance, October 1	$12,847	$13,807
Accruals for warranties issued in current period	1,565	1,226
Accruals related to pre-existing warranties	286	31
Settlements made	(1,337)	(2,918)
Effect of exchange rate changes	(160)	(40)
Balance, December 31	$13,201	$12,106

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Nine months ended December 31
	2011	2010

Balance, April 1	$14,681	$13,126
Accruals for warranties issued in current period	4,963	3,763
(Reversals) accruals related to pre-existing warranties	(181)	86
Settlements made	(5,721)	(4,852)
Effect of exchange rate changes	(541)	(17)
Balance, December 31	$13,201	$12,106

Commitments: At December 31, 2011, the Company had capital expenditure commitments of $16,160.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with new program launches in Asia.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is a summary of net sales, gross profit, earnings (loss) from continuing operations before income taxes and total assets by segment:

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Sales :
Original Equipment - Asia	$20,861	$16,859	$62,115	$41,623
Original Equipment - Europe	139,891	139,946	458,721	396,990
Original Equipment - North America	139,201	136,188	444,684	417,632
South America	42,161	36,429	138,177	114,513
Commercial Products	39,326	35,593	108,544	95,339
Segment sales	381,440	365,015	1,212,241	1,066,097
Corporate and administrative	263	379	577	1,157
Eliminations	(8,421)	(5,351)	(24,383)	(15,777)
Sales from continuing operations	$373,282	$360,043	$1,188,435	$1,051,477

	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
Gross profit:		% of sales		% of sales		% of sales		% of sales
Original Equipment - Asia	$1,286	6.2%	$1,282	7.6%	$6,192	10.0%	$3,138	7.5%
Original Equipment - Europe	18,356	13.1%	17,454	12.5%	63,325	13.8%	54,508	13.7%
Original Equipment - North America	19,056	13.7%	18,110	13.3%	62,659	14.1%	58,595	14.0%
South America	7,835	18.6%	6,960	19.1%	25,678	18.6%	23,411	20.4%
Commercial Products	12,958	33.0%	12,348	34.7%	32,748	30.2%	30,438	31.9%
Segment gross profit	59,491	15.6%	56,154	15.4%	190,602	15.7%	170,090	16.0%
Corporate and administrative	272	-	383	-	600	-	1,180	-
Eliminations	(20)	-	10	-	(9)	-	22	-
Gross profit	$59,743	16.0%	$56,547	15.7%	$191,193	16.1%	$171,292	16.3%

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended December 31		Nine months ended December 31
	2011	2010	2011	2010
Operating earnings (loss):
Original Equipment - Asia	$(1,488)	$(883)	$(1,425)	$(2,530)
Original Equipment - Europe	5,791	7,421	25,219	21,473
Original Equipment - North America	10,643	6,140	32,361	24,425
South America	3,951	1,182	9,828	9,972
Commercial Products	5,796	5,458	12,064	11,194
Segment earnings	24,693	19,318	78,047	64,534
Corporate and administrative	(8,448)	(10,158)	(29,765)	(29,576)
Eliminations	(25)	(18)	(125)	11
Other items not allocated to segments	(4,560)	(2,423)	(16,732)	(28,048)
Earnings from continuing operations before income taxes	$11,660	$6,719	$31,425	$6,921

	December 31, 2011	March 31, 2011
Assets:
Original Equipment - Asia	$104,410	$91,748
Original Equipment - Europe	335,197	392,964
Original Equipment - North America	221,377	237,423
South America	98,635	103,733
Commercial Products	67,379	66,301
Corporate and administrative	42,767	45,103
Assets held for sale	2,450	2,450
Eliminations	(24,383)	(22,783)
Total assets	$847,832	$916,939

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

Trade Compliance:  During the fourth quarter of fiscal 2011, the Company determined that it was not in compliance with certain trade regulations related to import and export activity between its warehouse in Laredo, Texas and its plant in Nuevo Laredo, Mexico.  The Company believes that the trade regulation issues are limited to operations at the Laredo warehouse and the Nuevo Laredo plant.  As part of the investigation process, the Company has disclosed these trade compliance issues to certain government agencies and has fully cooperated with these agencies in their review, if any.  At March 31, 2011, the Company had an estimated liability for the trade regulation issues of $4,528, which consisted of an estimate for unpaid duties, potential interest and penalties which may be levied against the Company by the government agencies.  The Company made a voluntary payment of $2,090 to one government agency during the nine months ended December 31, 2011 and the agency subsequently closed the matter, with no expectation of further investigation.  During the three months ended December 31, 2011, a second government agency closed the matter with no payment required, and the Company reduced the liability by $2,308 within selling, general and administrative expenses.  At December 31, 2011, the Company had a reserve of $131 for potential remaining trade compliance regulation issues.

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of six sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana), a scrap metal site known as Chemetco (Illinois), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and LWD, Inc. (Kentucky).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  Costs anticipated for the remedial settlement of these sites are either not probable or cannot be reasonably determined at this time; however, the Company does not believe any costs are material and has not accrued any such costs based upon Modine’s relatively small portion of contributed materials.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company actively monitors and addresses environmental issues and has recorded environmental investigation and remediation expense accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser issues at certain facilities located in the United States.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The reserves for these environmental matters totaled $6,890 and $7,371 at December 31, 2011 and March 31, 2011, respectively.  During the three months ended December 31, 2011, additional reserves of $10 were recorded as a component of continuing operations and reductions to the reserves of $80 were recorded as a component of discontinued operations.  During the three months ended December 31, 2010, additional reserves of $1,765 were recorded as a component of continuing operations.  During the nine months ended December 31, 2011, additional reserves of $874 were recorded as a component of continuing operations and reductions to the reserves of $566 were recorded as a component of discontinued operations.  During the nine months ended December 31, 2010, additional reserves of $1,765 were recorded as a component of continuing operations and additional reserves of $3,005 were recorded as a component of discontinued operations.  Certain of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until they are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims are asserted against the Company.  At December 31, 2011 and March 31, 2011, the Company did not have an accrual related to any such matters that were not deemed probable.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2011 is the third quarter of fiscal 2012.

Third Quarter Highlights:  Net sales in the third quarter of fiscal 2012 improved from the third quarter of fiscal 2011, driven by increases in overall sales volumes within the commercial vehicle and off-highway markets in North America, South America and Asia as well as in our Commercial Products segment.  Gross profit improved with these increased sales volumes.  Gross margin improved as a result of better fixed cost absorption on the higher sales volumes.  Selling, general and administrative (SG&A) expenses decreased from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 primarily due to lower management compensation expense and the reversal of a reserve related to a trade compliance issue that was successfully resolved.  Income from operations improved significantly during the third quarter of fiscal 2012, as a result of the increased sales volumes and reduced SG&A expenses.  During the third quarter of fiscal 2012, we reported earnings from continuing operations of approximately $8 million.

Year-To-Date Highlights:  Net sales in the first nine months of fiscal 2012 increased substantially compared with the first nine months of fiscal 2011 due to an overall sales volume increase, particularly within the commercial vehicle and off-highway markets.  Gross profit improved with these increased sales volumes.  SG&A expenses increased year over year, primarily resulting from reinvestment in the business.  However, SG&A expenses as a percentage of sales decreased as our rate of growth in sales exceeded the rate of growth in SG&A expenses.  Income from operations improved as a result of the sales growth and improved gross profit.  Interest expense includes costs related to the long-term debt refinancing completed during the second quarter of fiscal 2011.  Our income from continuing operations for the first nine months of fiscal 2012 was an improvement of approximately $25 million from a loss from continuing operations for the first nine months of fiscal 2011.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The results for the three and nine months ended December 31, 2010 have been revised to reflect the correction of errors relating to those periods.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 31, 2011 and 2010:

	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	373.3	100.0%	360.0	100.0%	1,188.4	100.0%	1,051.5	100.0%
Cost of sales	313.6	84.0%	303.5	84.3%	997.2	83.9%	880.2	83.7%
Gross profit	59.7	16.0%	56.5	15.7%	191.2	16.1%	171.3	16.3%
Selling, general and administrative expenses	43.5	11.7%	47.4	13.2%	143.0	12.0%	136.3	13.0%
Income from operations	16.2	4.3%	9.1	2.5%	48.2	4.1%	35.0	3.3%
Interest expense	2.9	0.8%	2.6	0.7%	9.2	0.8%	30.2	2.9%
Other expense (income) – net	1.6	0.4%	(0.2)	-0.1%	7.6	0.6%	(2.1)	-0.2%
Earnings from continuing operations before income taxes	11.7	3.1%	6.7	1.9%	31.4	2.6%	6.9	0.7%
Provision for income taxes	3.7	1.0%	1.1	0.3%	9.6	0.8%	10.0	1.0%
Earnings (loss) from continuing operations	8.0	2.1%	5.6	1.6%	21.8	1.8%	(3.1)	-0.3%

Index

Comparison of Three Months Ended December 31, 2011 and 2010

Third quarter net sales of $373.3 million were 3.7 percent higher than the $360.0 million reported in the third quarter of fiscal 2011 driven by increases in overall sales volumes within the commercial vehicle and off-highway markets in North America, South America and Asia as well as in our Commercial Products segment.  The sales volume increases were partially offset by a $3.6 million unfavorable impact of foreign currency exchange rate changes.  Commercial vehicle and off-highway sales improved approximately 16 percent and 6 percent, respectively, compared to the third quarter of fiscal 2011.

Gross profit increased $3.2 million, or 5.7 percent, from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 on the increased sales volumes, partially offset by a $0.6 million unfavorable impact of foreign currency exchange rate changes.  Gross margin improved 30 basis points to 16.0 percent during the third quarter of fiscal 2012 due to operating efficiencies on the increased sales volumes.

SG&A expenses decreased $3.9 million from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 and decreased 150 basis points to 11.7 percent of sales.  The decrease in SG&A expenses is due primarily to lower management compensation expense, a $2.3 million reversal of a successfully resolved trade compliance liability successfully resolved and the absence of a $1.8 million environmental remediation charge recorded during the third quarter of fiscal 2011 within the South America segment.  A loss on disposal of assets of $2.2 million was recorded within the Original Equipment – Europe segment during the third quarter of fiscal 2012.  A long-lived asset impairment charge of $1.3 million was recorded during the third quarter of fiscal 2011, primarily related to facilities held for sale within the Original Equipment – North America segment, due to a continued decline in the commercial real estate market.

Income from operations improved $7.1 million from $9.1 million in the third quarter of fiscal 2011 to $16.2 million in the third quarter of fiscal 2012 primarily as a result of the higher sales volumes and resulting improvement in gross margins and the reduced SG&A costs.

Other expense of $1.6 million in the third quarter of fiscal 2012 represents a $1.8 million decrease from other income of $0.2 million from the same period last year.  Third quarter fiscal 2012 included $2.1 million of foreign currency losses on inter-company loans and other transactions denominated in foreign currencies.  Third quarter fiscal 2011 results included $0.1 million of foreign currency losses on inter-company loans and other transactions denominated in foreign currencies.

Provision for income taxes of $3.7 million recorded during the third quarter of fiscal 2012 represents an effective tax rate of 31.0 percent.  This compares to a $1.1 million provision for income taxes recorded during the third quarter of fiscal 2011, which represented an effective tax rate of 16.9 percent.  Changes in the valuation allowance related to certain foreign losses for which no benefit has been recognized and the changing mix of foreign and domestic earnings impacted the effective tax rate year over year.

Earnings from continuing operations of $8.0 million in the third quarter of fiscal 2012 was an improvement of $2.4 million from the earnings from continuing operations of $5.6 million in the third quarter of fiscal 2011.  In addition, diluted earnings per share from continuing operations of $0.17 for the third quarter of fiscal 2012 was an improvement from diluted earnings per share from continuing operations of $0.12 in the third quarter of fiscal 2011.  These improvements are primarily related to the higher sales volumes and resulting improved gross margins and the reduction in SG&A expenses.

Comparison of Nine Months Ended December 31, 2011 and 2010

Fiscal 2012 year-to-date net sales of $1,188.4 million were $136.9 million higher than the $1,051.5 million reported in the same period last year, driven by overall sales volume improvements and a $41.5 million favorable impact of foreign currency exchange rate changes.  Commercial vehicle and off-highway sales increased approximately 25 percent and 12 percent, respectively, compared to the first nine months of fiscal 2011.

Index

Fiscal 2012 year-to-date gross profit increased $19.9 million from the same period last year.  The gross profit improvement was driven by the overall increase in sales, along with a $6.3 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased 20 basis points from 16.3 percent in the first nine months of fiscal 2011 to 16.1 percent in the first nine months of fiscal 2012.  Fiscal 2011 year-to-date gross margin benefited from a $2.1 million postretirement curtailment gain recorded in our Original Equipment – North America segment.

Fiscal 2012 year-to-date SG&A expenses increased $6.7 million from the same period last year, primarily due to our reinvestment in the business, including higher employee benefits, such as salary increases and increased headcount, a $2.2 million loss on disposal of assets and a $3.7 million unfavorable impact of foreign currency exchange rate changes.  During the first nine months of fiscal 2011, a gain of $2.2 million was recorded in SG&A expenses related to the sale of a German facility and impairment charges of $2.5 million within the Original Equipment – Europe and Original Equipment – Asia segments due to a program cancellation and the Original Equipment – North America segment on facilities held for sale due to a continued decline in the commercial real estate market.  SG&A expenses decreased 100 basis points as a percentage of sales as sales grew at a faster rate than SG&A expenses.

Fiscal 2012 year-to-date interest expense decreased $21.0 million over the same period last year, as the prior year included $20.0 million of costs related to the debt refinancing completed during the second quarter of fiscal 2011.

Fiscal 2012 year-to-date other expense of $7.6 million represents a $9.7 million decrease from other income of $2.1 million for the same period last year.  The decrease was due to foreign currency exchange losses on inter-company loans denominated in a foreign currency as well as other unfavorable impacts of foreign currency exchange rate changes.

Provision for income taxes of $9.6 million was recorded during the first nine months of fiscal 2012, which represents an effective tax rate of 30.7 percent.  This compares to a $10.0 million provision for income taxes recorded during the first nine months of fiscal 2011, which represented an effective tax rate of 144.5 percent.  The decrease in the effective tax rate was primarily related to foreign tax rate differentials, changes in the valuation allowance and the changing mix of foreign and domestic earnings.

Earnings from continuing operations of $21.8 million for the first nine months of fiscal 2012 represents a $24.9 million improvement from the prior year.  Diluted earnings per share from continuing operations improved from a $0.07 diluted loss per share in the prior year to $0.46 diluted earnings per share in the current year.  The increased sales volumes and the absence of costs associated with the long-term debt refinancing were the primary drivers of this improvement.

DISCONTINUED OPERATIONS

During the first nine months of fiscal 2012, we reported $0.7 million of income as a component of earnings (loss) from discontinued operations due to a reduction of the environmental reserve related to a facility in the Netherlands that was sold as part of the spin off of our Aftermarket business in 2005.  During the first nine months of fiscal 2011, we recorded $3.0 million of environmental cleanup and remediation expenses as a component of earnings (loss) from discontinued operations related to this same facility.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2011 and 2010:

Index

Original Equipment - Asia
	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	20.9	100.0%	16.9	100.0%	62.1	100.0%	41.6	100.0%
Cost of sales	19.6	93.8%	15.6	92.3%	55.9	90.0%	38.5	92.5%
Gross profit	1.3	6.2%	1.3	7.6%	6.2	10.0%	3.1	7.5%
Selling, general and administrative expenses	2.8	13.4%	2.2	13.0%	7.6	12.2%	5.6	13.5%
Loss from continuing operations	(1.5)	-7.2%	(0.9)	-5.3%	(1.4)	-2.3%	(2.5)	-6.0%

 Comparison of Three Months Ended December 31, 2011 and 2010

The Original Equipment – Asia segment remains in the expansion phase and is currently launching numerous programs.  Net sales increased $4.0 million from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, primarily due to increased program launch activity within the off-highway market in China and the commercial vehicle market in India.  Gross margin decreased from 7.6 percent during the third quarter of fiscal 2011 to 6.2 percent during the third quarter of fiscal 2012 due to a change in product mix and product transfer costs between facilities.  The loss from continuing operations increased $0.6 million over the periods presented due to our investment in growth in this segment.

Comparison of Nine Months Ended December 31, 2011 and 2010

Original Equipment – Asia year-to-date net sales increased $20.5 million from the same period last year due to increased program launch activity within the off-highway markets in China and Korea and the commercial vehicle market in India.  Gross margin improved to 10.0 percent for the first nine months of fiscal 2012 from a gross margin of 7.5 percent during the first nine months of fiscal 2011.  SG&A expenses increased $2.0 million from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 as a result of our investment in growth in this segment.  A long-lived asset impairment charge of $0.3 million was recorded in SG&A expenses during the second quarter of fiscal 2011 related to a program cancellation.  The loss from continuing operations of $1.4 million represents a $1.1 million improvement from the prior year based on the sales growth and gross margin improvement.

Original Equipment - Europe
	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	139.9	100.0%	139.9	100.0%	458.7	100.0%	397.0	100.0%
Cost of sales	121.5	86.8%	122.4	87.5%	395.4	86.2%	342.5	86.3%
Gross profit	18.4	13.1%	17.5	12.5%	63.3	13.8%	54.5	13.7%
Selling, general and administrative expenses	12.6	9.0%	10.1	7.2%	38.1	8.3%	33.0	8.3%
Income from continuing operations	5.8	4.1%	7.4	5.3%	25.2	5.5%	21.5	5.4%

Comparison of Three Months Ended December 31, 2011 and 2010

Original Equipment – Europe net sales were comparable from the third quarter of fiscal 2011 to the third quarter of fiscal 2012 at $139.9 million.  Sales increases in the truck market were offset by a $1.2 million unfavorable impact of foreign currency exchange rate changes.  Gross margin increased from 12.5 percent during the third quarter of fiscal 2011 to 13.1 percent during the third quarter of fiscal 2012 due to favorable materials costs and a change in product mix.  A loss on disposal of assets of $2.2 million was recorded within SG&A expenses during the third quarter of fiscal 2012.  During the third quarter of fiscal 2011, the Tubingen, Germany facility was sold for a gain of $2.2 million, which is included in SG&A expenses.  Income from continuing operations decreased $1.6 million over the periods presented due to the loss on disposal charge recorded during the quarter, partially offset by the improved gross margin.

Index

Comparison of Nine Months Ended December 31, 2011 and 2010

Original Equipment – Europe fiscal 2012 year-to-date net sales increased $61.7 million from the same period last year, driven by sales increases in all vehicular markets and a $30.9 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $8.8 million during the first nine months of fiscal 2012 to $63.3 million from the prior year due to sales volume increases and a $4.4 million favorable impact of foreign currency exchange rate changes.  SG&A expenses increased $5.1 million from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 primarily due to a $2.5 million unfavorable impact of foreign currency exchange rate changes and a $2.2 million loss on disposal of assets.  A long-lived asset impairment charge of $1.2 million was recorded during the first nine months of fiscal 2011 related to a program cancellation and for assets no longer in use.  During the third quarter of fiscal 2011, the Tubingen, Germany facility was sold for a gain of $2.2 million, which was also included in SG&A expenses.  Income from continuing operations of $25.2 million during the first nine months of fiscal 2012 was an improvement of $3.7 million from same period in the prior year due to the improved sales and gross margin and a $1.3 million favorable impact of foreign currency exchange rate changes.

Original Equipment - North America
	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	139.2	100.0%	136.2	100.0%	444.7	100.0%	417.6	100.0%
Cost of sales	120.1	86.3%	118.1	86.7%	382.0	85.9%	359.0	86.0%
Gross profit	19.1	13.7%	18.1	13.3%	62.7	14.1%	58.6	14.0%
Selling, general and administrative expenses	8.5	6.1%	12.0	8.8%	30.3	6.8%	34.2	8.2%
Income from continuing operations	10.6	7.6%	6.1	4.5%	32.4	7.3%	24.4	5.8%

Comparison of Three Months Ended December 31, 2011 and 2010

Original Equipment – North America net sales increased $3.0 million from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, primarily driven by higher volume in the heavy-duty truck market, offset by decreases in the specialty vehicle market and in the automotive sector.  Gross margin improved from 13.3 percent during the third quarter of fiscal 2011 to 13.7 percent during the third quarter of fiscal 2012 as a result of increased plant performance efficiencies.  SG&A expenses decreased $3.5 million year-over-year primarily due to a $2.3 million reversal of a trade compliance liability successfully resolved and lower management compensation expenses.  Asset impairment charges of $1.0 million were recorded during the third quarter of fiscal 2011 related to a decline in the market value for facilities held for sale.  The income from continuing operations of $10.6 million during the third quarter of fiscal 2012 was an improvement of $4.5 million from the prior year due to the improved gross margin and reduced SG&A costs.

Comparison of Nine Months Ended December 31, 2011 and 2010

Original Equipment – North America fiscal 2012 year-to-date net sales increased $27.1 million from the same period last year, primarily driven by the continued recovery within the off-highway and commercial vehicle markets.  Gross profit improved $4.1 million to $62.7 million during the first nine months of fiscal 2012 due to higher sales volumes.  The first nine months of fiscal 2011 included a $2.1 million postretirement curtailment gain related to the closure of the Harrodsburg, Kentucky manufacturing facility.  SG&A expenses decreased $3.9 million due to a $2.3 million reversal of a trade compliance liability and lower management compensation expenses.  The income from continuing operations of $32.4 million during the first nine months of fiscal 2012 was a $8.0 million improvement from the income from continuing operations of $24.4 million reported during the first nine months of fiscal 2011 due to the increased sales volumes and lower SG&A costs.

Index

South America
	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	42.2	100.0%	36.4	100.0%	138.2	100.0%	114.5	100.0%
Cost of sales	34.4	81.5%	29.4	80.8%	112.5	81.4%	91.1	79.6%
Gross profit	7.8	18.6%	7.0	19.1%	25.7	18.6%	23.4	20.4%
Selling, general and administrative expenses	3.8	9.0%	5.8	15.9%	15.9	11.5%	13.4	11.7%
Income from continuing operations	4.0	9.5%	1.2	3.3%	9.8	7.1%	10.0	8.7%

Comparison of Three Months Ended December 31, 2011 and 2010

South America net sales increased $5.8 million from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, due to increased sales volumes within the commercial vehicle and off-highway markets, partially offset by a $2.5 million unfavorable impact of foreign currency exchange rate changes.  Sales benefited from the pre-buy of commercial vehicles ahead of the calendar 2012 change in emissions standards in Brazil.  Gross margin of 18.6 percent during the third quarter of fiscal 2012 represents a 50 basis point decrease from 19.1 percent during the third quarter of fiscal 2011 due primarily to higher commodity costs year over year.  SG&A expenses decreased $2.0 million largely due to the absence of an environmental cleanup and remediation charge of $1.8 million recorded during the third quarter of fiscal 2011.  Income from continuing operations increased $2.8 million over the periods presented due to the reduced SG&A costs.

Comparison of Nine Months Ended December 31, 2011 and 2010

South America fiscal 2012 year-to-date net sales increased $23.7 million from the same period last year, due to increased sales volumes within the commercial vehicle and off-highway markets and in the aftermarket business, and a favorable impact of foreign currency exchange rate changes of $6.1 million.  Gross margin decreased from 20.4 percent during the first nine months of fiscal 2011 to 18.6 percent during the first nine months of fiscal 2012 due to higher commodity costs year over year and the negative foreign currency impact on export and aftermarket sales sold in U.S. dollars.  SG&A expenses increased $2.5 million due to personnel matters, an $0.8 million environmental remediation charge and higher freight costs.  Income from continuing operations decreased $0.2 million to $9.8 million from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 based on the lower gross margin and increased SG&A costs.

Commercial Products
	Three months ended December 31				Nine months ended December 31
	2011		2010		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	39.3	100.0%	35.6	100.0%	108.5	100.0%	95.3	100.0%
Cost of sales	26.3	66.9%	23.3	65.4%	75.8	69.9%	64.9	68.1%
Gross profit	13.0	33.0%	12.3	34.7%	32.7	30.2%	30.4	31.9%
Selling, general and administrative expenses	7.2	18.3%	6.8	19.1%	20.6	19.0%	19.2	20.1%
Income from continuing operations	5.8	14.8%	5.5	15.4%	12.1	11.2%	11.2	11.8%

Comparison of Three Months Ended December 31, 2011 and 2010

Commercial Products net sales increased $3.7 million from the third quarter of fiscal 2011 to the third quarter of fiscal 2012, primarily due to increased sales of North America heating products and sales of cooling products in the United Kingdom.  Gross margin decreased from 34.7 percent during the third quarter of fiscal 2011 to 33.0 percent during the third quarter of fiscal 2012, primarily due to higher material costs.  Income from continuing operations of $5.8 million during the third quarter of fiscal 2012 improved $0.3 million from the third quarter of fiscal 2011 as a result of the increased sales volumes.

Index

Comparison of Nine Months Ended December 31, 2011 and 2010

Commercial Products fiscal 2012 year-to-date net sales increased $13.2 million from the same period last year, due to increased sales volumes of cooling and heating products and a $1.9 million favorable impact of foreign currency exchange rate changes.  Gross margin decreased from 31.9 percent during the first nine months of fiscal 2011 to 30.2 percent during the first nine months of fiscal 2012, primarily due to changes in product mix and higher material costs.  SG&A expenses increased $1.4 million from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 due to an investment in additional resources within the segment and higher commissions resulting from increased sales.  Income from continuing operations increased $0.9 million from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 as a result of the increased sales volumes.

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

Our adjusted EBITDA for the four consecutive quarters ended December 31, 2011 was $115.0 million.  The following table presents a calculation of adjusted EBITDA:

Index

(dollars in thousands)
	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Total
Earnings from continuing operations	$12,306	$13,116	$625	$8,042	$34,089
Net loss (earnings) attributable to noncontrolling interest	-	9	(38)	(110)	(139)
Consolidated interest expense	3,484	2,990	3,297	2,893	12,664
Provision for income taxes	(6,532)	4,029	1,995	3,618	3,110
Depreciation and amortization expense	14,365	14,952	14,202	14,214	57,733
Non-cash charges (a)	1,051	(686)	3,134	3,478	6,977
Restructuring and repositioning charges (income) (b)	82	78	(52)	499	607
Adjusted EBITDA	$24,756	$34,488	$23,163	$32,634	$115,041

(a)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)
	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Total
Long-lived asset impairments	$1,048	$-	$-	$-	$1,048
Loss on disposal of asset due to abandonment	-	-	-	2,161	2,161
Non-cash restructuring and repositioning charges	1,616	-	-	-	1,616
Exchange (gains) losses on intercompany loans	(1,613)	(686)	3,134	1,317	2,152
Non-cash charges	$1,051	$(686)	$3,134	$3,478	$6,977

(b)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended December 31, 2011 was 8.83, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:
Four Quarters Ended December 31, 2011

Consolidated interest expense	$12,664
Plus: Other items (a)	368
Total consolidated interest expense	$13,032

Adjusted EBITDA	$115,041

Interest expense coverage ratio	8.83

(a)	Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended December 31, 2011 was 1.70, which was below the maximum permitted ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Index

Four Quarters Ended December 31, 2011

Debt per balance sheet	$165,512
Plus: Indebtedness attributed to sales of accounts receivable	22,828
Net commodity derivative liabilities	5,145
Standby letters of credit	1,674
Total consolidated debt	$195,159

Adjusted EBITDA	$115,041

Leverage ratio	1.70

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant for the remainder of fiscal 2012 and beyond.

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

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment.  The amendment provides an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  If it is determined to be more likely than not that the fair value of the reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  The amendments are effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We are assessing this new guidance and currently do not anticipate any impact on the consolidated financial statements from the adoption of this amendment.

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (2011 Form 10-K).  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $2.9 million as of December 31, 2011.

Index

Outlook

Our expectations for fiscal year 2012 results include an 8 to 10 percent increase in net sales compared to our fiscal 2011 results.  In North America, we expect continued recovery in the commercial vehicle markets and slight improvement in off-highway markets, which are partially offset by reduced volumes in the automotive sector as the Company exits certain non-strategic programs.  Asia sales are flattening as program launches are being impacted by the slowing off-highway market in China.  We anticipate slowing improvement in the commercial vehicle and off-highway markets in Europe and modest improvement in our commercial products market.  South America sales have benefited to-date from a pre-buy of commercial vehicles ahead of the calendar 2012 change in emissions standards, and fourth quarter sales are expected to soften after adoption of this emission change.  We expect that the positive impact of the sales volume improvements on our results from operations will result in operating income in a range of 4.1 to 4.5 percent of sales.  Further, we expect diluted earnings per share to be in the range of $0.70 to $0.75 and capital spending in the range of $70 to $75 million.

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

Index

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes, including currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership, and in particular the recent slowing of certain markets in China and the economic uncertainties in the European Union;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures have not materially changed since the 2011 Form 10-K was filed, except as it relates to hedging and foreign currency exchange contracts discussed below.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference in Item 7A. of Part II. of the Company’s 2011 Form 10-K.

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

Foreign exchange contracts: Modine maintains a foreign exchange risk management strategy that uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency exchange contracts to hedge specific foreign currency-denominated transactions and foreign currency denominated assets and liabilities.  The effect of this practice is to minimize the impact of foreign exchange rate movements on our earnings and projected cash flows.  The Company has not designated its forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other expense (income) – net.  Modine’s foreign currency exchange contracts do not subject it to significant risk due to exchange rate movements because gains and losses on these contracts are offset by changes due to foreign currency fluctuations of the underlying assets and liabilities being hedged.

Index

During the third quarter of fiscal 2012, we entered into forward contracts to mitigate a portion of the foreign currency exposure on an inter-company receivable with Modine Brazil and foreign currency-denominated assets and liabilities of Modine Hungaria Gep. Kft.  Refer to Note 15 of the condensed consolidated financial statements for further discussion.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of material weaknesses in the Company’s internal control over financial reporting as described in the 2011 Form 10-K, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of December 31, 2011.

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

The Company has taken the following steps during the first nine months of fiscal 2012 to begin to remediate the material weaknesses noted in Item 9A. of the 2011 Form 10-K:

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

•	Physical inventory counts were performed at certain manufacturing facilities during the first nine months of fiscal 2012;
•	Cycle count procedures were implemented at certain manufacturing facilities; and
•	Quarterly inventory variance analyses were performed that included a review of inventory levels by category and product details.

Additional remediation steps as noted in Item 9A. of the 2011 Form 10-K will continue to be implemented in fiscal 2012.

Trade compliance deficiency at the Nuevo Laredo, Mexico and Laredo, Texas facilities (previously included in the Commercial Products segment).

•
The Company has obtained the majority of certificates of origin for all new products that are qualified under the North American Free Trade Agreement (NAFTA) in accordance with regulatory requirements and has resumed NAFTA claims for products that qualify;

•	The Company conducted a review of several recent NAFTA claims filed by our customs broker, and determined that the items claimed as NAFTA-qualifying had, in fact, been qualified;
•	The Company is continuing efforts to qualify additional and new part numbers;

Index

•
The Company is in the process of drafting standard work instructions that will be included in an import compliance manual and an export compliance manual for its Laredo, Texas warehouse, as well as an import compliance manual and export compliance manual for its Nuevo Laredo, Mexico facility;

•
The Company held training on certain U.S. customs requirements at its global headquarters in Racine, Wisconsin and at the Nuevo Laredo, Mexico manufacturing facility, as well as training on certain of the standard work instructions at the Nuevo Laredo, Mexico facility;

•	The Company entered the U.S. customs reconciliation program; and
•	The Company hired a Distribution Center Manager with trade compliance experience at its Laredo, Texas warehouse facility.

Additional remediation steps as noted in Item 9A. of the 2011 Form 10-K will continue to be implemented in fiscal 2012.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2012 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Restricted Stock Agreement between the Company and Thomas F. Marry.	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 26, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema Document		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance, Chief Financial Officer*

Date:  February 7, 2012

* Executing as both the principal financial officer and a duly authorized officer of the Company