Form 10-K
period 2012-03-31
MODINE MANUFACTURING CO
filed 2012-06-14
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

Approximately 68 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $424 million based on the market price of $9.06 per share on September 30, 2011, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 46,767,162 at June 12, 2012.

An Exhibit Index appears at pages 91-94 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2012 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY - FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

(This page intentionally left blank.)

PART I
ITEM 1.	BUSINESS.

Modine Manufacturing Company (Modine or the Company) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We are a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (OEM) vehicular applications, and to a wide array of building, industrial and refrigeration markets.  Product lines include radiators and radiator cores, vehicular air conditioning, oil coolers, charge air coolers, heat-transfer packages and modules, building heating, ventilating and air conditioning (HVAC) equipment and exhaust gas recirculation (EGR) coolers.  Our primary customers across the globe are:

- Truck, automobile, bus, and specialty vehicle OEMs;
- Agricultural, industrial and construction OEMs;
- Heating and cooling OEMs;
- Construction contractors; and
- Wholesalers of plumbing and heating equipment.

We focus our development efforts on solutions that meet the pressing heat transfer needs of OEMs and other customers within the commercial vehicle, construction, agricultural, industrial and commercial HVAC industries and, more selectively, within the automotive industry.  Our products and systems typically are aimed at solving complex heat transfer challenges requiring effective thermal management.  The typical demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet ever increasing customer standards as they work to ensure compliance with increasingly stringent global emissions, fuel economy and energy efficiency requirements.  Our Company’s heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical centers and wind tunnels, enables us to rapidly bring customized solutions to customers at the best value.

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

Business Strategy and Results

Modine focuses on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers.  We are committed to enhancing our presence around the world and serving our customers where they are located.  We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal problems.  With the appointment of Tom Marry to the role of Executive Vice President and Chief Operating Officer during fiscal 2012, Modine has reintroduced the Chief Operating Officer position to enhance focus on our business operations and help ensure long-range leadership stability.  His appointment will ensure operational continuity across all of our segments, allowing consistent execution and continuous improvement of our business processes across the globe.

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, technically and commercially, and partnering with customers to deliver the right products in the right markets.  Modine’s top five customers are in three different markets – automotive, truck and off-highway – and its ten largest customers accounted for approximately 61 percent of the Company’s fiscal 2012 sales, compared to 58 percent in fiscal 2011.  In fiscal 2012, 64 percent of total revenues were generated from sales to customers outside of the U.S., 58 percent of which were generated by Modine’s international operations and 6 percent of which were generated by exports from the U.S.  In fiscal 2011, 61 percent of total revenues were generated from sales to customers outside of the U.S., with 56 percent generated by Modine’s international operations and 5 percent generated by exports from the U.S.

During fiscal 2012, the Company reported revenues from continuing operations of $1.58 billion, a 9 percent increase from $1.45 billion in fiscal 2011.  The Company’s end markets showed improvement from the deep recession experienced during 2009 and 2010.  This improvement was seen across most of Modine’s end markets, including the commercial vehicle and off-highway markets.  The commercial HVAC markets showed modest market demand growth.  The Company’s business volumes improved in fiscal 2012 and were close to the pre-recessionary annual sales of approximately $1.6 billion.  Over the last several years, the Company has implemented a number of cost and operational efficiency measures designed to improve our longer-term competitiveness, including the realignment of our manufacturing facilities, portfolio rationalization, capital allocation and selling, general and administrative (SG&A) cost containment.  As volumes improve and the benefits of these actions translated into in the Company’s gross margin, which improved from 16.0 percent in fiscal 2011 to 16.3 percent in fiscal 2012.  In addition, SG&A as a percentage of sales has declined from 13.1 percent in fiscal 2011 to 12.0 percent in fiscal 2012.  With these improvements, the Company reported $67.5 million of earnings from operations in fiscal 2012, which exceeds the earnings from operations of $42.9 million reported in fiscal 2011.

The improved sales volumes and lower cost structure of the Company, along with the absence of the loss on debt extinguishment, resulted in the improvement of earnings from continuing operations to $38.0 million, or $0.80 per fully diluted share during fiscal 2012.  This represents an improvement from the earnings from continuing operations of $8.3 million, or $0.18 per fully diluted share reported during fiscal 2011.

The Company measures its performance based on a return on average capital employed (ROACE) metric.  The Company defines ROACE as income from operations, less a 30 percent income tax rate, less minority interest; divided by the average of debt plus Modine shareholders’ equity.   The Company has established a goal of achieving a ROACE of 11 to 12 percent in the next few years with a longer term goal of 15 percent.  ROACE is not a measure derived under generally accepted accounting principles (GAAP) and should not be considered as a substitute for any measure derived in accordance with GAAP.  Management believes that ROACE provides investors with helpful information about the Company’s performance, and ability to provide an acceptable return on all the capital utilized by the Company, and fund growth.  This measure may be inconsistent with similar measures presented by other companies.  The following schedule provides a reconciliation of ROACE to the most directly comparable financial measures calculated and presented in accordance with GAAP for the years ended March 31, 2012 and March 31, 2011:

	Fiscal 2012	Fiscal 2011
Income from operations	$67,524	$42,921
Tax applied at 30% rate	(20,257)	(12,876)
After tax income from operations	47,267	30,045
Less: Minority interest	343	-
Net operating profit after tax (NOPAT)	$46,924	$30,045

Divided by:
Average capital (debt + Modine shareholders' equity, last two year ends / divided by 2)	$494,585	$475,946

Return on average capital employed	9.5%	6.3%

ROACE improved from 6.3 percent in fiscal 2011 to 9.5 percent in fiscal 2012 primarily due to the 57 percent improvement in income from operations.  As the Company looks forward into fiscal 2013, it anticipates that weaker economic conditions in several key markets, including Europe, South America, and Asia, along with planned wind downs of automotive programs may impact net sales unfavorably year over year.  This, coupled with the restructuring plans in Europe, will make fiscal 2013 a transitional year.

Revision to Prior Period Financial Statements

The Company revised its fiscal 2010 and fiscal 2011 results in this report for errors identified relating to prior periods.  See Note 1 of the Notes to Consolidated Financial Statements for further discussion of the revision.

Products

The Company offers a broad line of products that can be categorized generally as a percentage of net sales as follows:

	Fiscal 2012	Fiscal 2011

Modules/Packages*	26%	28%
Oil Coolers	16%	16%
Radiators	12%	13%
Charge-Air Coolers	11%	10%
Building HVAC	10%	10%
Exhaust Gas Recirculation ("EGR") Coolers	10%	9%
Miscellaneous	9%	10%
Vehicular Air Conditioning Parts	6%	4%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

We compete with several manufacturers of heat transfer and HVAC products, some of which are divisions of larger companies.  The markets for the Company's products are increasingly competitive and have changed significantly in the past few years.  The Company's traditional OEM customers in the U.S. and Europe are faced with dramatically increased international competition and have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports and have expanded their global footprint to compete in local markets.  Some of these market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  In addition, the Company has expanded its own geographic footprint in part to allow us to serve our original equipment customers more flexibly across the globe.  Our customers also continue to ask the Company, as well as their other primary suppliers, to participate in research and development (R&D), design, and validation responsibilities.  This combined work effort often results in stronger customer relationships and more partnership opportunities for the Company.

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographic locations.  Each Modine segment is managed at the segment vice president or managing director level and has separate financial results reviewed by its chief operating decision makers.  These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among our various businesses.  Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily based on operating income of each segment, including certain allocations of Corporate SG&A expenses.  Financial information related to the Company’s segments is included in Note 24 of the Notes to Consolidated Financial Statements.

Original Equipment – Asia, Europe and North America Segments and South America Segment

The continuing globalization of the Company's OEM customer base has led to the necessity of viewing Modine’s strategic approach, product offerings and competitors on a global basis.  This trend offers significant opportunities for Modine with its market positioning, including presence in key global markets (U.S., Europe, China, India, South Korea, Mexico and Brazil) and a global product-based organization with expertise to solve technical challenges.  Modine is recognized as having strong technical support, product breadth and the ability to support global standard designs for its customers.

The Company's main competitors, AKG (Autokühler Gmbh & Co. KG), Behr GmbH & Co. K.G., Dana Corporation, Dayco Ensa SA, Visteon Corporation, Denso Corporation, Delphi Corporation, T.Rad Co. Ltd., Honeywell Thermal Div., Valeo SA and TitanX (former Valeo Heavy Duty group now owned by EQT), have a multi-regional or worldwide presence.  Increasingly, the Company faces heightened competition as these competitors expand their product offerings and manufacturing footprints through expansion into low cost countries and low cost country sourcing initiatives.  In addition, competitors from some of the low cost regions are expanding their presence in OEM markets in their home countries and abroad.

Specifically, the Original Equipment – Asia, Europe and North America segments and the South America segment serve the following markets:

Commercial Vehicle

Products – Powertrain cooling (engine cooling modules, radiators, charge-air-coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (exhaust gas recirculation (“EGR”) coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers); oil coolers (transmission oil coolers and power steering coolers); and fuel coolers

Customers – Commercial, medium and heavy duty truck and engine manufacturers; bus and specialty vehicle manufacturers

Market Overview – During fiscal 2012, we continued to see a recovery of the commercial vehicles market, especially within Europe and the U.S., as these markets recovered from the recession experienced during fiscal 2009 and 2010.  Heavy-duty trucks recovered at the fastest pace, while medium-duty trucks recovered more modestly.

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

Primary Competitors – Behr GmbH & Co. K.G.; TitanX, T.Rad Co. Ltd.; Honeywell Thermal Div.; Dayco Ensa SA

Off-Highway

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge-air-coolers, fuel coolers, oil coolers); auxiliary coolers (power steering coolers and transmission oil coolers); and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge-air-coolers and intake air coolers)

Customers – Construction and agricultural equipment, engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market overview – The agricultural market is leveling with changes in the crop prices, especially corn.  Mining equipment markets are showing signs of slowing growth due to the continued global economic uncertainty.  Construction markets showed modest improvement consistent with the global economic recovery from the recessionary environment experienced over the past several years.

Overall market trends include a migration toward global machine platforms, driving the multi-region assembly of a common design platform with low cost country sourcing for certain components.  Additionally, fixed emissions regulations and timelines are driving the advancement of product development, including the current adoption of Tier IV emissions requirements in the mature region construction markets.  OEMs are rapidly expanding into Asia and prefer global suppliers with local production capabilities.  Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs of its customers.

Primary Competitors – Adams Thermal Systems Inc.; AKG; Delphi Corporation; Denso Corporation; Honeywell Inc.; Zhejiang Yinlun Machinery Co., Ltd.; ThermaSys Corp.; Doowon; Valeo SA , Donghwan, TRad Co. Ltd. and RAAL.

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

Market Overview – Modine supports the automotive marketplace with components where complementary Modine technology can be applied to an automotive environment at reasonable returns.  Modine continues the process of deemphasizing our focus on automotive modules due to the cost and risk of enormous capital outlays to maintain a scale cost position, the inherent over-capacity in this market segment, and the anticipation of better returns in other markets.

Primary Competitors – Behr GmbH & Co. K.G.; Dana Corporation; Delphi Corporation; Denso Corporation; Visteon Corporation, Showa, and Dayco Ensa SA.

Commercial Products

Products – Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity and low intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof mounted direct- and indirect-fired makeup air units; commercial packaged rooftop ventilation units; unit ventilators; single packaged vertical units; geo-thermal heat pumps; precision air conditioning units for data center applications; chillers; ceiling cassettes; condensing units

Customers –Construction contractors; HVAC wholesalers; installers; and end users in a variety of commercial and industrial applications, including banking and finance, education, hospitality, telecommunications, entertainment arenas, pharmaceuticals, hospitals, warehousing, manufacturing, and food and beverage processing

Market Overview – Commercial Products has strong sales in gas unit heaters, data center air conditioning products, and room heating and cooling units.  Efficiency legislation, indoor air quality, lower noise requirements, growth in data centers, and higher energy costs are driving opportunities in these market areas.

Primary Competitors – Lennox International Inc. (ADP); ABB (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert Hiross); Stulz; United Technologies Corporation (Carrier); Johnson Controls, Inc. (York); and Daikin (McQuay International)

Geographical Areas

We maintain administrative organizations in three regions - North America, Europe and Asia - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the business units.  We operate in the following countries:

North America	Europe	South America	Africa	Asia/Pacific

Mexico United States	Austria Germany Hungary Italy The Netherlands United Kingdom Russia	Brazil	South Africa	China India Japan South Korea

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

Exports

The Company exports from North America to foreign countries and receives royalties from foreign licensees.  Export sales from the U.S. as a percentage of net sales were 6 percent for fiscal 2012, 5 percent for fiscal 2011 and 4 percent for fiscal 2010.  Royalties from foreign licenses were $1.2 million, $1.6 million and $3.3 million for fiscal 2012, 2011 and 2010, respectively.

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

Customer Dependence

Ten customers accounted for approximately 61 percent of the Company's sales in fiscal 2012.  These customers, listed alphabetically, were: BMW; Caterpillar Inc.; Daimler AG; Deere & Company; Denso Corporation; Ford Motor Co.; MAN Truck & Bus; Navistar; Volkswagen AG and Volvo Group.  In fiscal 2012, no one customer accounted for ten percent or more of the total Company sales, while in fiscal 2011 and 2010, BMW was the only customer that accounted for ten percent or more of total Company sales.  Generally, goods are supplied to these customers on the basis of individual purchase orders received from them.  When it is in the customer's and the Company's best interests, the Company utilizes long-term sales agreements with customers to minimize investment risks and to provide the customer with a proven source of competitively priced products.  These contracts are on average three years in duration and may include built-in pricing adjustments.  In certain cases, our customers have requested additional pricing adjustments beyond those included in these long-term contracts.

Backlog of Orders

The Company's operating units maintain their own inventories and production schedules.  Current production capacity is capable of handling the sales volumes expected in fiscal 2013.

Raw Materials

Aluminum, nickel, brass and steel, are purchased from several domestic and foreign producers.  In general, the Company does not rely on any one supplier for these materials which are, for the most part, available from numerous sources in quantities required by the Company.  The supply of fabricated copper products is highly concentrated between two global suppliers.  All purchases of fabricated copper are currently from one of these suppliers.  The Company normally does not experience material shortages and believes that our suppliers’ production of these materials will be adequate throughout the next fiscal year.  In addition, when possible, Modine has made material pass-through arrangements with its key customers, which allows the Company to pass material cost increases and decreases to its customers.  However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of price adjustment.  This time lag can range from three months to one year.  To further mitigate the Company’s exposure to fluctuating material prices, the Company enters into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  At March 31, 2012, the Company had forward contracts outstanding that hedge approximately 50 percent of North American and European aluminum requirements anticipated to be purchased over the next 24 months.

Patents

The Company owns outright or has a number of licenses to produce products under patents.  These patents and licenses have been obtained over a period of years expire at various times.  Because the Company has many product lines, it believes that its business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  Modine considers each of its patents, trademarks and licenses to be of value and aggressively defends its rights throughout the world against infringement. Modine has been granted and/or acquired more than 2,000 patents worldwide over the life of the Company.

Research and Development

The Company remains committed to its vision of creating value through technology.  Company-sponsored R&D activities support the development and improvement of new products, processes and services.  R&D expenditures were $70.2 million, $67.0 million and $56.9 million in fiscal 2012, 2011 and 2010, respectively.  Over the last three years, R&D expenditures have averaged between 4 and 5 percent of sales.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market.  Our current R&D is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products and commercial HVAC products.  The Company is involved with several industry-, university- and government-sponsored research organizations that conduct research and provide data on technical topics deemed to be of interest to the Company for practical applications in the markets the Company serves.  The research developed as a result is generally shared among the member organizations.

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

Quality Improvement

Through Modine’s global Quality Management System (“QMS”), the manufacturing facilities in our Original Equipment – Asia, Europe and North America segments and our South America segment are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services from every Modine facility.  While customer expectations for performance, quality and service have risen continuously over the past years, our QMS has allowed Modine to drive improvements in quality performance and enabled the ongoing delivery of products and services that meet or exceed customer expectations.

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

In fiscal 2012, Modine recorded a 2.2 percent decrease (normalized for sales) in carbon emissions resulting from its on-site use of natural gas and propane, and from its use of electricity generated by off-site sources. This year-over-year improvement can be attributed to the optimization of the manufacturing footprint resulting from restructuring activities of previous years and from the Company’s fiscal 2012 achievements in conserving energy.  In fiscal 2012, Modine defined a scope for measuring and reporting its global carbon emissions, and will be using that baseline data in its continued effort to reduce carbon emissions in fiscal 2013. Specific carbon reduction projects will be identified and implemented when feasible over the coming fiscal year.

Air emissions, hazardous wastes, and solid wastes decreased 5.0 percent (when normalized for sales) in fiscal 2012, and water consumption decreased slightly by 1.3 percent. As in previous years, Modine continues to systematically identify opportunities and implement measures to reduce waste and conserve natural resources through its EMS.

Modine's commitment to environmental stewardship is reflected in its reporting of chemical releases as monitored by the United States Environmental Protection Agency's Toxic Chemical Release Inventory program.  The Company's U.S. locations decreased their reported chemical releases by 86 percent from calendar year 2009 to 2010, with a 99 percent decline from 2000 to 2010. This long-term and sustained improvement is the result of Modine’s transition to more environmentally friendly manufacturing technologies and raw materials within the Original Equipment – North America segment and South America segment.

Modine’s product portfolio reflects its sense of environmental responsibility.  The Company continues its development and refinement of environmentally friendly product lines including oil, fuel, and EGR coolers for diesel applications, and light weight and high performance powertrain cooling heat exchangers.  These products provide increased fuel economies and enable combustion technologies that reduce harmful gas emissions.  Modine’s Commercial Products segment offerings, including the Airedale Schoolmate geo-thermal heat pump, the Effinity93, the most efficient gas-fired unit heater in North America, and the new AtherionTM Commercial Packaged Ventilation System, are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs.

An obligation for remedial activities may arise at Modine-owned facilities due to past practices or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Three of the Company's currently owned manufacturing facilities and one formerly owned property have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities recorded as of March 31, 2012, 2011, and 2010 to cover the investigative work and remediation for sites in the United States, Brazil, and The Netherlands were $6.9 million, $7.4 million, and $3.0 million, respectively.

Modine continued its strong safety performance in fiscal 2012 with a global Recordable Incident Rate (“RIR”) of 1.56 representing a 21 percent year over year improvement and the lowest injury rate in the Company’s history. Four of the Company’s locations ended the year with no recordable injuries. Over the past several years, Modine has consistently out-performed the private industry RIR average which, by comparison, was 3.50 in 2010.

In fiscal 2012, Modine introduced and implemented a behavior-based safety program at its Original Equipment – North America segment and South America segment locations. Since a large percentage of injuries within the Company can be related to at-risk actions and are not associated with equipment guarding or other physical factors, the behavior based safety program was introduced to stress the importance of removing at-risk behaviors from the workplace. This program will be introduced in Europe and Asia in fiscal 2013 as a long-term component of the Company’s safety culture. It will compliment numerous preexisting safety policies and practices, and is expected to be a significant factor in driving continuous improvement in this area.

Employees

The Company employed 6,716 persons as of March 31, 2012.

Seasonal Nature of Business

The Company’s operating performance generally is not subject to a significant degree of seasonality as sales to OEMs are dependent upon the demand for new vehicles.  Our Commercial Products segment does experience a degree of seasonality since the demand for HVAC products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  Generally, sales volume within the Commercial Products segment is stronger in the second and third fiscal quarters, corresponding with demand for heating products.

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

All of the reports and corporate governance documents referred to above and other materials relating to corporate governance may also be obtained without charge by contacting Corporate Secretary, Modine Manufacturing Company, 1500 DeKoven Avenue, Racine, Wisconsin 53403-2552.  We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

Our business involves risks.  The following information about these risks should be considered carefully together with the other information contained in this report.  The risks described below are not the only risks we face.  Additional risks not currently known or deemed immaterial as of the date of this report may also result in adverse results for our business.

Operational Risks

Complexities of Global Presence

We are subject to risks related to our international operations.

We operate on five continents, in 15 countries.  For fiscal 2012, approximately 58 percent of our sales were from international operations.  Numerous risks and uncertainties affect our international operations.  These risks and uncertainties include political and economic instability, compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings. Compliance with multiple and potentially conflicting laws and regulations of various countries is burdensome and expensive.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has been improperly applying value added tax (VAT) for a number of complex cross-border transactions throughout our Original Equipment – Europe segment.  Based upon our investigation, we currently estimate that the unpaid VAT, interest and penalties resulting from the misapplication of VAT to be approximately $10.7 million.  We cannot determine, with certainty, whether we will be subject to VAT, estimated interest and penalties in excess of our current, good faith estimate.

Internal Control over Financial Reporting

Inherent limitations of internal controls impacting financial statements.

Our internal control over financial reporting and our operating internal controls may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Effective internal controls can provide only reasonable assurance with respect to financial statement accuracy.

Management identified a material weakness in our internal control over financial reporting during fiscal 2012.  Effective internal control is necessary for appropriate financial reporting.  As disclosed in Item 9A. “Control and Procedures,” in this Annual Report on Form 10-K, management identified a material weakness in the misapplication of VAT within the Original Equipment – Europe segment.  This material weaknesses resulted in the revision of prior period financial statements as disclosed in Note 1 of the Notes to Consolidated Financial Statements.  However, a risk exists that additional financial reporting errors could occur if we fail to remediate this material weakness or if we experience other internal control deficiencies.  If that were to happen it could have a material adverse effect on the Company’s business, financial condition and results of operations.

Challenges of Product Launches

We are in the midst of launching a significant number of new programs at our facilities across the world and the success of these launches is critical to our business.

We design technologically advanced products and the processes required to bring these products into production can be difficult and complex.  The Company commits significant time and financial resources to ensure the successful launch of new products and programs.  The difficulty of managing the product launch process is significantly higher because we are launching many new products and programs in each segment of the Company.  Due to this launch activity, we need to appropriately deploy our operational and administrative resources to take advantage of this increase in our business.  If we do not successfully launch the products and programs, we may lose market share and damage relationships with our customers, which could negatively affect our business.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas, however, and there can be no assurance that we will not incur material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously owned or used property, properties owned by unrelated companies, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other pertinent requirements that may be adopted or imposed in the future.

We are currently working with environmental consultants to remediate groundwater contamination at our facility in Brail that has, over a period of years, migrated to neighboring properties and subsurface contamination at our former manufacturing facility in the Netherlands.  Remediation of these contaminations could result in potentially significant expenditures.  See Note 25 of the Notes to Consolidated Financial Statements for further discussion.

We are also expanding our business in China and India where environmental, health and safety regulations are in their infancy.  As a result, we cannot determine how these laws will be implemented and the impact of such regulation on the Company.

Restructuring

We may be unable to complete and successfully implement our European restructuring plans.

We plan to implement a restructuring program within our Original Equipment – Europe segment beginning in fiscal 2013, that we anticipate will take 18-24 months to complete.  Successful implementation of these initiatives is critical to our future competitiveness and our ability to improve our profitability within that segment and across Modine as a whole.

Reliance Upon Technology Advantage

If we cannot differentiate ourselves from our competitors with our technology, our products may become commodities and our sales and earnings would be adversely affected.

If we were to compete only on cost, our sales would decline substantially.  Price, quality, delivery, technological innovation and application engineering development are the primary elements of competition. If we fail to keep pace with technological changes or to provide high quality products and services, we may experience price erosion, lower revenues and margins. If we cannot differentiate ourselves from our competitors with our technology or cannot keep pace with technological changes, our products may become commodities which could result price erosion, lower sales and margins.

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

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall or other field campaign of such products.  Many of our OEM customers have extended warranty protection for their vehicles, putting pressure on the supply base to extend warranty coverage as well.  Historically, we have experienced relatively low warranty charges from our customers due to our contractual arrangements and the quality, reliability and durability of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations or financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business and/or results of operations.

Information Technology Systems

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions.  A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs could have a material effect on our business, financial condition and results of operations.

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

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  We principally compete for new business both at the beginning of the development of new models and upon the redesign of models by our major customers.  New model development generally begins two to five years prior to the marketing of such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

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

Fluctuations in costs of materials (including steel, copper, aluminum, nickel, other raw materials and energy) put significant pressure on our results of operations.

The rising cost of materials has a significant effect on our results of operations, and on those of others in our industry.  We have sought to alleviate the impact of increasing costs by including material pass-through provisions in our contracts with our customers.  Under these arrangements, the Company can pass material cost increases and decreases to its customers.  However, where these pass-through arrangements are utilized, there is a time lag between the time of the material increase or decrease and the time of the pass-through.  This time lag can range between three months and one year.  To further mitigate the Company’s exposure to fluctuating material prices, we enter into forward contracts from time to time to hedge a portion of our forecasted aluminum and copper purchases.  However, the hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

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

Exposure to Foreign Currencies

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

Financial Risks

Liquidity and Access to Cash

Recent market trends and regulatory requirements may require additional funding for our pension plans.

The Company has several non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The domestic plans have an unfunded balance of $74.8 million.  During fiscal 2013, we anticipate making a funding contribution of $22.4 million related to these domestic plans.  If significant additional funding contributions are necessary, this could have an adverse impact on the Company’s liquidity position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries.  The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are maintained in Racine, Wisconsin.  Additional technical support functions are located in Bonlanden, Germany.

The following table sets forth information regarding our principal properties by business segment as of March 31, 2012.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space and Primary Use	Owned or Leased
South America Segment
Sao Paulo, Brazil	342,900 sq. ft./manufacturing	Owned

Original Equipment – North America Segment
Lawrenceburg, TN	353,800 sq. ft./manufacturing	143,800 Owned; 210,000 Leased
Harrodsburg, KY	253,000 sq. ft./manufacturing (Held for Sale)	Owned
Jefferson City, MO	220,000 sq. ft./manufacturing	162,000 Owned; 58,000 Leased
Washington, IA	165,400 sq. ft./manufacturing	148,800 Owned; 16,600 Leased
McHenry, IL	164,700 sq. ft./manufacturing	Owned
Trenton, MO	159,900 sq. ft./manufacturing	Owned
Logansport, IN	141,600 sq. ft./manufacturing (Held for Sale)	Owned
Joplin, MO	139,500 sq. ft./manufacturing	Owned

Nuevo Laredo, Mexico	288,500 sq. ft./manufacturing	Owned
Laredo, TX	45,000 sq. ft./warehouse	Leased

Original Equipment - Asia Segment
Chennai, India	118,100 sq. ft./manufacturing	Owned
Changzhou, China	107,600 sq. ft./manufacturing	Owned
Shanghai, China	80,298 sq. ft./manufacturing	Leased
Cheonam, South Korea	46,284 sq. ft./manufacturing (Joint Venture)	Leased

Original Equipment - Europe Segment
Wackersdorf, Germany	115,300 sq. ft./assembly	Owned
Bonlanden, Germany	262,200 sq. ft./administrative & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft./manufacturing	Owned
Pontevico, Italy	153,000 sq. ft./manufacturing	Owned
Pliezhausen, Germany	122,400 sq. ft./manufacturing	49,800 Owned; 72,600 Leased
Kirchentellinsfurt, Germany	107,600 sq. ft./manufacturing	Owned
Mezökövesd, Hungary	59,600 sq. ft./manufacturing	Owned
Neuenkirchen, Germany	76,400 sq. ft./manufacturing	Owned
Uden, Netherlands	93,300 sq. ft./manufacturing	61,900 Owned; 31,400 Leased
Gyöngyös, Hungary	74,000 sq. ft./ manufacturing	Leased

Commercial Products Segment
Leeds, United Kingdom	269,100 sq. ft./administrative & manufacturing	Leased
Buena Vista, VA	197,000 sq. ft./manufacturing	Owned
Lexington, VA	104,000 sq. ft./warehouse	Owned
West Kingston, RI	92,800 sq. ft./manufacturing	Owned

Corporate Headquarters
Racine, WI	458,000 sq. ft./headquarters & technical center	Owned

We consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and the Company needs.

ITEM 3.	LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 25 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age, recent business experience and certain other information relative to each executive officer of the Company.

Name	Age, as of March 31, 2012	Position
Thomas A. Burke	55
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

Thomas F. Marry	51
Executive Vice President and Chief Operating Officer (February 2012 – Present); Executive Vice President – Europe, Asia and Commercial Products Group (May 2011 – February 2012); Regional Vice President – Asia and Commercial Products Group (November 2007 – May 2011); Managing Director – Powertrain Cooling Products (October 2006 - October 2007); General Manager – Truck Division (2003 - 2006); Director – Engine Products Group (2001 – 2003); Manager – Sales, Marketing and Product Development (1999 - 2001); Marketing Manager (1998 - 1999).  Prior to joining Modine, Mr. Marry held positions at General Motors, Robert Bosch and Milwaukee Electric Tool.

Michael B. Lucareli	43
Vice President, Finance and Chief Financial Officer (October 2011 – present); Vice President, Finance, Chief Financial Officer and Treasurer (July 2010 – October 2011); Vice President, Finance and Corporate Treasurer (May 2008 – July 2010); Managing Director Financial Operations (November 2006 – May 2008); Director, Financial Operations and Analysis (May 2004 – October 2006); Director, Business Development and Strategic Planning (November 2002 – May 2004); and Business Development and Investor Relations Manager (1999 – October 2002).  Prior to joining Modine, Mr. Lucareli was a securities analyst and portfolio manager for Associated Bank’s investment management group in Green Bay, WI.  He also served as Director of Investment Research for Alpha Investment Group in Milwaukee, WI and as international research analyst for SEI Corporation in Chicago, IL.

Scott L. Bowser	48
Regional Vice President – Americas (March 2009 - Present); Managing Director – Modine Brazil (April 2006 - March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 - 2001).  Prior to joining Modine, Mr. Bowser held positions at The Pierce Company.

Margaret C. Kelsey	47
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

Executive Officer positions are designated in Modine's Bylaws and the persons holding these positions are elected annually by the Board generally at its first meeting after the annual meeting of shareholders in July of each year.  In addition, the Officer Nomination and Compensation Committee of the Board may recommend and the Board of Directors approve promotions and other actions with regard to officers at any time during the fiscal year.

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

The Company's common stock is listed on the New York Stock Exchange.  The Company's trading symbol is "MOD."  The table below shows the range of high and low sales prices for the Company's common stock for fiscal 2012 and 2011.  As of March 31, 2012, shareholders of record numbered 2,981.

	2012			2011
Quarter	High	Low	Dividends	High	Low	Dividends
First	$17.94	$13.90	$-	$14.91	$7.62	$-
Second	16.02	8.85	-	13.22	7.10	-
Third	11.65	8.09	-	16.28	12.10	-
Fourth	11.36	8.25	-	17.89	13.00	-
TOTAL			$-			$-

The Company is permitted under its debt agreements to pay dividends on its common stock subject to an aggregate amount based on the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Company currently does not intend to pay dividends in fiscal 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2012:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	________	_______	_______	_______

February 1 – February 29, 2012	4,355(1)	$10.06	_______	_______

March 1 – March 31, 2012	________	_______	_______	_______

Total	4,355(1)	$10.06	_______	_______

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

March 31,	Initial Investment	Indexed Returns
	2007	2008	2009	2010	2011	2012
Company / Index
Modine Manufacturing Company	$100	$65.60	$11.72	$52.70	$75.67	$41.40
Russell 2000 Index	100	87.00	54.37	88.50	111.32	111.12
S&P MidCap 400 Industrials Index	100	101.59	60.53	99.56	133.53	137.23

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data has been presented on a continuing operations basis, and excludes the discontinued operating results of the South Korean-based HVAC business, which was sold during fiscal 2010 and the Electronics Cooling business, which was sold during fiscal 2009.  In addition, the following includes revisions to fiscal 2011 and prior years for errors identified relating to prior periods.  See Note 1 of the Notes to Consolidated Financial Statements for further discussion on the revisions, and the impact of those revisions on fiscal 2011 and 2010 results.

(in thousands, except per share amounts)	Fiscal Year ended March 31
	2012	2011	2010	2009	2008

Net sales	$1,577,152	$1,448,235	$1,162,576	$1,406,944	$1,603,527
Earnings (loss) from continuing operations	37,980	8,280	(22,845)	(107,326)	(56,183)
Total assets	893,461	917,742	841,615	852,790	1,169,478
Long-term debt - excluding current portion	141,892	138,582	243,982	243,982	224,525
Dividends per share	-	-	-	0.30	0.70
Net earnings (loss) from continuing operations per share of common stock - basic	0.81	0.18	(0.58)	(3.35)	(1.75)
Net earnings (loss) from continuing operations per share of common stock - diluted	0.80	0.18	(0.58)	(3.35)	(1.75)

The following factors impact the comparability of the selected financial data presented above:

●
During fiscal 2011, the Company recognized a loss of $19.9 million on early extinguishment of debt and write-off of unamortized debt issuance costs which are classified as components of interest expense.  During fiscal 2010, the Company recognized a prepayment penalty of $3.5 million related to a partial paydown of debt which is included as a component of interest expense.

●
During fiscal 2009, the Company recorded a goodwill impairment charge of $9.0 million within the Original Equipment – Europe segment.  During fiscal 2008, the Company recorded a goodwill impairment charge of $23.8 million within the Original Equipment – North America segment.

●
During fiscal 2012, 2011, 2010, 2009 and 2008, the Company recorded long-lived asset impairment charges of $0.3 million, $3.5 million, $6.5 million, $26.8 million and $11.6 million, respectively.  Refer to Note 10 of the Notes to Consolidated Financial Statements for additional discussion of these charges.

●	During fiscal 2009, the Company recognized an impairment charge of $7.6 million recorded in other expense (income) – net on an equity investment.

●
During fiscal 2012 and fiscal 2011 the Company’s effective tax rate was 20.7% and 35.4%, respectively, as the Company continues to pay taxes in foreign jurisdictions that earn profits, but does not recognize any tax benefits on losses generated in the U.S., Germany and Austria based on full tax valuation allowances recorded in these jurisdictions.  The fiscal 2012 and fiscal 2011 provision for income taxes also included a Hungary tax credit of $4.4 million and $7.8 million, respectively.  During fiscal 2010, the Company’s effective tax rate was negative 73.4%.  During fiscal 2009, the Company’s effective tax rate was negative 1.4%.  During fiscal 2008, the Company’s effective tax rate was negative 203.8% due to a valuation allowance of $59.4 million recorded primarily against the net U.S. deferred tax assets.  Refer to Note 6 of the Notes to Consolidated Financial Statements for additional discussion on the effective tax rate.

●
During fiscal 2010, 2009 and 2008, the Company incurred $6.0 million, $39.5 million and $10.2 million, respectively, of restructuring and other repositioning costs.  Refer to Note 13 of the Notes to Consolidated Financial Statements for additional discussion of the events which comprised these costs.

●
Fiscal 2009 and 2008 results have been revised for errors identified in prior periods, the nature of which are disclosed in Note 1 of the Notes to Consolidated Financial Statements.  The impact of these revisions on fiscal 2009 and 2008 financial information are as follows:

2009:
Earnings (loss) from continuing operations decreased $3.3 million and basic and diluted earnings from continuing operations per share decreased $0.10.

2008:
Earnings (loss) from continuing operations decreased $1.1 million and basic and diluted earnings from continuing operations per share decreased $0.02.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 15 countries, and with approximately 6,700 employees worldwide.

Our products are in light-, medium- and heavy-duty vehicles, commercial heating, ventilation and air conditioning (HVAC) equipment, refrigeration systems and off-highway and industrial equipment.  Our broad product offerings include heat transfer modules and packages, radiators, oil coolers, charge air coolers, vehicular air conditioning, building HVAC equipment, and EGR coolers.

Consolidated Strategy

Our goal is to grow profitably as a leading global provider of thermal management technology to a broad range of niche on-highway, off-highway, industrial and building HVAC end markets.  We expect to achieve this goal over the long-term through both organic growth and selective acquisitions.  We focus on:

●	Development of new products and technologies for diverse geographic and end markets;
●	A rigorous strategic planning and corporate development process; and
●	Operational and financial discipline to ensure improved profitability and long-term stability.

Development of New Products and Technologies

Our ability to develop new products and technologies for current and potential customers and for new and emerging markets is one of our competitive strengths.  We own two global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin in the U.S., and in Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a Company strength valued by customers, and has led to a history with relatively few product warranty issues.  In fiscal 2012, we spent $70.2 million (representing approximately 37 percent of selling, general and administrative (SG&A) expenses) on our product and technology research and development efforts.

We continue to benefit from relationships with customers that recognize the value of having us participate directly in product design, development and validation.  This has resulted and should continue to result in strong, longer-term customer relationships with companies that value partnerships with their suppliers.  In the past several years, our product lines have been under price pressure from increased global competition, primarily from Asia and other low cost areas.  At the same time, many of our products containing higher technology have helped us better manage demands from customers for lower prices.  Many of our technologies are proprietary, difficult to replicate and patent protected.  We have been granted and/or acquired more than 2,000 patents on our technologies and work diligently to protect our intellectual property.

Strategic Planning and Corporate Development

We employ both short-term (one year) and longer-term (five-to-seven year) strategic planning processes, enabling us to continually assess our opportunities, competitive threats, and economic market challenges.

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

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long-term. Particular emphasis is given to working capital improvement and prioritization of capital for investment and disposals, – driving past and current improvement in global cash and debt management and access to sufficient credit.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2012 was based on a return on average capital employed (ROACE) and improvement in economic profit, driving our singular focus on alignment of management interests with shareholders’ interests in our capital allocation and asset management decisions.  In addition, we maintain a long-term incentive compensation plan for officers and certain key employees that is used to attract, retain and motivate key employees who directly impact the long-term performance of the Company.  The plan initiated in fiscal 2012 is comprised of stock options, retention restricted stock awards and performance stock awards, which are based on a three year average ROACE and a target improvement in economic profit at the end of the three year period (fiscal 2014), with each weighted at 50 percent.

Consolidated Market Conditions and Trends

During fiscal 2012, the Company reported revenues from continuing operations of $1.58 billion, a 9 percent increase from $1.45 billion in fiscal 2011.  The Company’s end markets showed improvement from the deep recession experienced during 2009 and 2010.  This improvement was seen across most of Modine’s end markets, including the commercial vehicle and off-highway markets.  The commercial HVAC markets showed modest market demand growth.  The Company’s business volumes improved in fiscal 2012 and are close to the pre-recessionary annual sales of $1.6 billion reported in fiscal 2008.

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

Segment Information – Strategy, Market Conditions and Trends

Each of our business segments is managed at the vice president or managing director level with separate financial results reviewed by our chief operating decision makers.  These results are used to evaluate the performance of each business segment, and make decisions on the allocation of resources among our various businesses.  Our chief operating decision makers evaluate segment performance with an emphasis on gross margin, and secondarily on operating income of each segment, which includes certain allocations of Corporate SG&A expenses.

Original Equipment – Europe (38 percent of fiscal 2012 revenues)

Our European operation is primarily engaged in providing powertrain and engine cooling systems, as well as vehicular climate control components to various end markets, including automotive, heavy duty and industrial, commercial vehicle, bus and off-highway OEMs.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components and HVAC condensers.

Fiscal 2012 sales increased primarily in the commercial vehicle, off-highway and industrial markets.  Gross margin as a percentage of sales was relatively consistent with the prior year due to new program ramp up inefficiencies and higher material costs.

The macro European economy is softening with low to stagnant growth.  We maintain our focus on continuous improvement by the deployment of the Modine Operating System, low-cost country sourcing and cost containment.  The asset base is large and we are seeing lower returns on that asset base.  Our goal is to improve the return on assets by taking restructuring actions similar to those that were completed in the Original Equipment - North America segment, which we expect to commence in fiscal 2013. Production volumes are increasing in our facilities within Hungary.  We expect our European business to benefit from our various technology initiatives, which allow us to distinguish ourselves from competitors in the eyes of our customers.  We also expect this segment to continue to gain market share in the commercial vehicle and off-highway segments as we focus on these strategically important markets and deemphasize our focus on automotive modules.

The business is negatively impacted by rising material prices, at least until these rising prices are offset by material pass-through agreements on a time lag.  We also expect to continue to see price reduction demands from our customers along with continuous and ongoing increased customer service expectations and competition from low-cost country competitors.

At the same time, the business is strongly positioned with a solid customer reputation for technology, service and program management, and has been successful in winning additional program awards, particularly in the commercial vehicle market, that are scheduled to begin production in the calendar 2012 time frame.

Original Equipment – North America (38 percent of fiscal 2012 revenues)

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

Continued strength of the commercial vehicle, agriculture and construction markets resulted in strong revenue and operational results in fiscal 2012.   The restructuring plan for the segment was completed with the closure of the Camdenton, Missouri facility.  The manufacturing footprint consolidation and fixed cost reduction efforts over the past five years continued to provide operating leverage as volumes remained firm.  The North American business will continue to focus on growing in the markets where its products and manufacturing footprint create a competitive advantage.

The overall strategy for this business segment includes the following:

●
Reducing lead times to bring new products to market and offering a wider product breadth, while at the same time rationalizing the existing product lines to meet required financial metrics or fit within our overall strategy.

●	Pursuing only selected new business opportunities that meet our minimum targeted rates of return, thus enabling profitable growth to the Company.

●	Expanding the product and market focus in order to leverage the competitive cost structure.

South America (11 percent of fiscal 2012 revenues)

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

We experienced a softening in sales within this segment after December 2011 due to the pre-buy of commercial vehicles ahead of the January 1, 2012 change in emissions standards.

There is a continued trend in Brazil with customers moving away from copper-based products and shifting to aluminum.  We are transitioning our manufacturing facility to ensure we have the necessary capability to supply our current and future customers as they transition to aluminum-based products.  Even with the transition, this segment generated acceptable operating returns.  Growth drivers in this region include the development of additional agricultural land and infrastructure improvements in Brazil as well as the increasing regulatory focus on energy efficiency and environmental emissions.

Commercial Products (9 percent of fiscal 2012 revenues)

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

Our heating products include gas, electric, oil and hydronic unit heaters, low intensity infrared, and large roof-mounted direct and indirect fired makeup air units.  Our cooling products include single packaged vertical units and unit ventilators used in school room applications, precision air conditioning units, air- and water-cooled chillers, ceiling cassettes, and roof top packaged ventilation units used in a variety of commercial building applications.  We have recently introduced a number of new products, including AtherionTM, a packaged roof-top ventilation system, which we began shipping in fiscal 2012.

Commercial Products is our highest returning business and we have experienced above market growth over the past few years.  We intend to continue to invest in this business in order to capitalize on its higher returns.  We will pursue both organic and inorganic growth including the recently announced plans to acquire Geofinity Manufacturing Inc. (Geofinity).  This acquisition will provide a full line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Geofinity will extend Modine’s current geothermal heat pump product range beyond Airedale-branded school-only applications to a wider market, one which has grown at a rate of nearly 15 percent annually.  We expect that this acquisition will help us to expand our offerings to the growing commercial HVAC business while extending our focus on the residential market.

Revenues improved from the prior year due to modest market demand growth and increased market share in certain segments. Gross margins remained relatively flat from prior year as a percentage of sales despite significant commodity cost increases. We offset these cost increases with price increases and through improved manufacturing productivity. Economic conditions, such as demand for new commercial construction, growth in data centers, and school renovations, as well as higher efficiency demands are growth drivers for the heating and cooling products.

Original Equipment – Asia (4 percent of fiscal 2012 revenues)

Our Asian operation is primarily engaged in providing powertrain cooling systems and engine products to customers in commercial vehicle and off-highway markets.  Modine technology, performance, quality and reputation enabled us to win new engine products business in Asia.  Emissions standards in China and India lag behind Europe and North America.  As a result, some local on- and off-highway powertrain cooling customers focus on price versus technology.  However, we are seeing a shift in these markets towards higher performing, durable products, which may provide us additional powertrain cooling opportunities in the future.

Many components that we supply in this region become part of a module, which increases the amount of our content on an engine.  Our strategy in this business segment is to control and reduce costs, secure new business, further diversify our product offering and customer base, and continue to focus on building manufacturing capabilities in China and India to serve the region in a cost competitive manner.  Our manufacturing facility in Chennai, India is currently producing low volumes of products and our manufacturing facility in Changzhou, China is continuing to ramp up production.  At the same time, we are transforming our light assembly facility in Shanghai, China into an engine products focused manufacturing facility and expect the transformation to be completed during fiscal 2013.   We are scheduled to begin production of several new products from these three facilities during fiscal 2013.

Our objective is to accelerate growth and achieve profitability in this segment.  We are positioned to take on new programs and are looking to increase the utilization of the manufacturing facilities.

Outlook

In fiscal 2013 we expect weaker economic conditions in several key markets, including Europe, South America, and Asia.  Also, we expect approximately $80 million of planned program reductions due to the wind down of our BMW business in Europe and Asia, along with certain automotive and military programs winding down in North America. These factors, as well as, unfavorable foreign exchange impacts result in an outlook of a 5 to 10 percent year-over-year decrease in net sales compared with our fiscal 2012 results.  We plan to begin to implement a restructuring program designed to align the cost structure and manufacturing base in Europe with a strategic focus on the commercial vehicle market.  We expect the impact of the sales volume declines in fiscal 2013 will result in operating income in a range of 3.5 to 4.0 percent of sales, excluding the impact of the European restructuring.  Further, we expect diluted earnings per share to be in the range of $0.60 to $0.70, excluding the impact of the European restructuring.

Consolidated Results of Operations - Continuing Operations

In fiscal 2012, we achieved a ROACE of 9.5 percent, which represents a substantial improvement from the 6.3 percent ROACE in fiscal 2011 and from the negative returns generated during the economic recession.  Fiscal 2012 sales volumes improved as our end markets continued to recover from the economic recession.  Fiscal 2011 sales volumes and profitability improved significantly from the prior year as our end markets showed strong recovery from the economic recession.  Fiscal 2010 sales volumes were significantly lower as a result of the weakened global economy.

The following table presents consolidated results from continuing operations on a comparative basis for the years ended March 31, 2012, 2011 and 2010.  The fiscal 2011 and fiscal 2010 results have been revised to reflect the correction of errors relating to these periods.  See Note 1 of the Notes to Consolidated Financial Statements for further discussion.

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$1,577	100.0%	$1,448	100.0%	$1,163	100.0%
Cost of sales	1,321	83.7%	1,216	84.0%	990	85.2%
Gross profit	257	16.3%	232	16.0%	172	14.8%
Selling, general and administrative expenses	189	12.0%	189	13.1%	168	14.4%
Income from operations	68	4.3%	43	2.9%	4	0.4%
Interest expense	12	0.8%	34	2.3%	23	2.0%
Other expense (income) - net	7	0.5%	(4)	-0.3%	(6)	-0.5%
Earnings (loss) from continuing operations before income taxes	48	3.1%	13	0.9%	(13)	-1.1%
Provision for income taxes	10	0.6%	5	0.3%	10	0.9%
Earnings (loss) from continuing operations	$38	2.4%	$8	0.6%	$(23)	-2.0%

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011:

Net sales increased $129 million, or 8.9 percent, to $1.58 billion in fiscal 2012 from $1.45 billion in fiscal 2011 driven by a 19 percent increase in medium/heavy duty truck sales for all markets and a 13 percent increase in agriculture and construction sales volume for all markets. During fiscal 2012, the U.S. dollar weakened in comparison to other foreign currencies, resulting in favorable foreign currency exchange rates, which improved net sales by $33 million.

Gross profit increased $25 million, or 10.8 percent, to $257 million in fiscal 2012 from $232 million in fiscal 2011, due primarily to the improved sales volumes, along with a $5 million favorable impact of foreign currency exchange rate changes.  Gross margin improved slightly from 16.0 percent in fiscal 2011 to 16.3 percent in fiscal 2012.  The gross margin improvement is primarily attributable to better fixed cost absorption on the improved sales volumes.

SG&A expenses were flat at $189 million from fiscal 2011 to fiscal 2012, but decreased 110 basis points as a percentage of sales from 13.1 percent to 12.0 percent.  The overall decrease in SG&A as a percentage of sales is in line with our stated goal of SG&A cost containment and a long-term target of 11 to 12 percent.

Interest expense decreased $22 million from fiscal 2011 to fiscal 2012 largely due to $20 million of costs related to the debt refinancing completed during the second quarter of fiscal 2011, including $16.6 million of prepayment penalties and $3.3 million of write-offs of unamortized financing costs.

Other expense of $7 million for fiscal 2012 represents an $11 million decline from other income of $4 million in fiscal 2011 due to $8 million of foreign currency exchange losses on inter-company loans and other obligations denominated in a foreign currency.

The provision for income taxes increased to $10 million in fiscal 2012 from $5 million in fiscal 2011.  The increase in the provision for income taxes was primarily due to a $4 million versus $8 million development tax incentive credit in fiscal 2012 and fiscal 2011, respectively, related to our operations in Hungary.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010:

Net sales increased $285 million, or 24.5 percent, to $1.45 billion in fiscal 2011 from $1.16 billion in fiscal 2010 driven by overall sales volume improvements as the global economy recovered.  In fiscal 2011 medium/heavy duty truck sales were up approximately 24 percent for all markets, agriculture and construction sales volumes were up over 55 percent for all markets, and light vehicle sales were up 17 percent.  During fiscal 2011, the U.S. dollar strengthened in comparison to other foreign currencies, resulting in unfavorable foreign currency exchange rates, which negatively impacted net sales by $23 million.

Gross profit increased $60 million, or 34.9 percent, to $232 million in fiscal 2011 from $172 million in fiscal 2010, due primarily to the improved sales volumes and improved gross margin when compared with fiscal 2010.  Gross margin improved from 14.8 percent in fiscal 2010 to 16.0 percent in fiscal 2011.  The gross margin improvement was primarily attributable to better fixed cost absorption on the improved sales volumes, offset partially by higher commodity metals prices.

SG&A expenses increased $21 million, or 12.5 percent, to $189 million in fiscal 2011 from $168 million in fiscal 2010, but decreased 130 basis points as a percentage of sales from 14.4 percent to 13.1 percent.  The overall increase in SG&A expenses was a reflection of our reinvestment in the business to support future growth, including higher employee benefits such as salary increases and increased headcount and higher engineering and development costs.

Long-lived asset impairment charges of $4 million were recorded in fiscal 2011, primarily related to a program cancellation in our Original Equipment – Europe and Original Equipment – Asia segments, assets no longer in use in the Original Equipment – Europe segment and on facilities held for sale due to the decline in the real estate market for commercial property in the Original Equipment – North America segment.

Interest expense increased $11 million from fiscal 2010 to fiscal 2011, largely due to $20 million of costs related to the debt refinancing completed during the second quarter of fiscal 2011, including $16.6 million of prepayment penalties and $3.3 million of write-offs of unamortized financing costs.  These costs significantly exceeded approximately $4 million of costs incurred in fiscal 2010 related to the prepayment of debt.

Other income of $4 million for fiscal 2011 represents a $2 million decline from other income of $6 million in fiscal 2010 due to the sale of our 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd during fiscal 2010.  Fiscal 2011 other income consisted primarily of foreign currency transaction gains on inter-company loans denominated in foreign currencies and to a lesser extent interest income and equity in affiliate’s earnings.

The provision for income taxes decreased to $5 million in fiscal 2011 from $10 million in fiscal 2010.  The decrease in the provision for income taxes was primarily due to an $8 million development tax incentive credit related to our operations in Hungary, which we were able to recognize during fiscal 2011 with the attainment of a minimum employment requirement.  Partially offsetting this tax incentive was a provision for income taxes resulting from continued pre-tax earnings growth in certain of our foreign jurisdictions.

Segment Results of Operations

Original Equipment – Europe

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$603	100.0%	$547	100.0%	$469	100.0%
Cost of sales	518	85.8%	471	86.2%	409	87.3%
Gross profit	85	14.1%	76	13.8%	60	12.7%
Selling, general and administrative expenses	48	8.0%	48	8.7%	39	8.3%
Income from continuing operations	$37	6.1%	$28	5.1%	$21	4.4%

Net sales within the Original Equipment – Europe segment increased $78 million or 16.6 percent from fiscal 2010 to fiscal 2011 based primarily on increased sales to the premium automotive and commercial vehicle markets as the markets began to recover, partially offset by a $36 million unfavorable impact due to foreign currency exchange rate changes.  The $56 million improvement or 10.2 percent increase in net sales from fiscal 2011 to fiscal 2012 was based primarily on increased sales to commercial vehicle, agriculture and construction markets along with a $24 million favorable impact due to foreign currency exchange rate changes.

Gross margin improved 110 basis points to 13.8 percent from fiscal 2010 to fiscal 2011 due to improved operating leverage on higher sales volumes, partially offset by the incremental costs of program launches.  Gross margin improved slightly, 30 basis points to 14.1 percent from fiscal 2011 to fiscal 2012.  The improvement was due to the leverage impact of higher sales volumes, partially offset by program launch inefficiencies and higher material costs.

SG&A expense increased by $9 million in fiscal 2011 compared to fiscal 2010 as a result of higher engineering and development costs in fiscal 2011 largely due to the timing of reimbursements from customers and also the absence of employee furloughs that were in place during fiscal 2010.   SG&A expenses remained relatively flat from fiscal 2011 to fiscal 2012, but decreased as a percent of sales.  In fiscal 2011 a long-lived asset impairment charge of $2 million was recorded related to a program cancellation and for assets no longer in use, while in fiscal 2012 a loss on disposal of assets of $2 million was recorded.

Income from continuing operations of $28 million in fiscal 2011 was an improvement of $7 million from fiscal 2010, primarily due to increased sales volumes driving higher gross profit, partially offset by the increase in SG&A expenses.  Income from operations improved further to $37 million in fiscal 2012 due primarily to the increased sales volumes driving the higher gross profit while SG&A expenses were relatively flat year over year.

During the fourth quarter of fiscal 2012, the Company determined that value added tax (VAT) had been improperly applied for numerous cross border transactions throughout the segment.  The previously reported results were revised to record an additional $3 million and $1 million of expense in fiscal 2010 and fiscal 2011, respectively.  It was also determined that the Europe segment had been incorrectly classifying an annual Hungary business tax for which the previously reported results were also revised.  See Note 1 to the Notes to Consolidated Financial Statements for further discussion of the revisions to prior period financial statements.  The Company determined it did not have effective controls to ensure the proper calculation and/or application of VAT on various cross border transactions.  The Europe segment is implementing a number of remediation plans to address VAT deficiency, including the development of policies for internal procedures, implementing periodic audits to evaluate compliance and system changes to aid in the application of VAT.  See Item 9A. Controls Procedures, for further discussion of the resulting material weakness and the Company’s remediation plan.

Original Equipment – North America

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$602	100.0%	$573	100.0%	$454	100.0%
Cost of sales	512	85.1%	494	86.2%	397	87.5%
Gross profit	90	14.9%	79	13.8%	57	12.5%
Selling, general and administrative expenses	42	6.9%	47	8.2%	46	10.1%
Income from continuing operations	$48	8.0%	$32	5.6%	$11	2.4%

Net sales within the Original Equipment – North America segment increased $119 million, or 26.2 percent, from fiscal 2010 to fiscal 2011, and increased $29 million, or 5.1 percent, from fiscal 2011 to fiscal 2012.  The fiscal 2011 increase was primarily due to the improvement of the North American commercial vehicle, agriculture and construction markets, while the sales increase in fiscal 2012 is mostly due to continued improvement in the North American commercial vehicle market.

Gross margin increased from 12.5 percent in fiscal 2010 to 13.8 percent in fiscal 2011, and further improved to 14.9 percent in fiscal 2012.  The improved gross margin from fiscal 2010 to fiscal 2011 was primarily driven by the increase in sales volumes and the resulting operating leverage achieved through prior year restructuring and consolidation efforts, partially off-set by negative impacts from materials pricing and pension costs.  The gross margin improvement from fiscal 2011 to fiscal 2012 was a result of improved operating leverage on higher volumes and plant performance efficiencies.

SG&A expenses were relatively flat from fiscal 2010 to fiscal 2011, and decreased $5 million in fiscal 2012.  In fiscal 2011 there was an increase due to pension costs of $3 million primarily related to a pension curtailment charge and reduced customer reimbursement on engineering and development costs.  This was offset by reductions in warranty and depreciation, along with a reduction in asset impairment charges of $4 million from fiscal 2010.  The decrease within SG&A in fiscal 2012 is due to a $2 million reversal of a trade compliance liability that was no longer required, a reduction in pension costs and lower management compensation expenses.

Income from continuing operations improved $21 million in fiscal 2011 to $32 million primarily on the strengthening of the North America segment core markets, gross margin improvements and reduced impairment charges, partially offset by increased SG&A expenses.  In fiscal 2012 income from continuing operations improved $16 million to $48 million due to gross margin improvements from higher sales volumes and plant performance efficiencies, along with reduced SG&A costs.

During fiscal 2012, the Company implemented certain management reporting changes that resulted in the Nuevo Laredo, Mexico facility being added to the Original Equipment – North America segment.  The previously reported results for the Original Equipment – North America segment have been retrospectively adjusted for comparative purposes.  The previously reported results have also been revised for additional past duties owed.  See Note 1 to the Notes to Consolidated Financial Statements for further discussion of the revisions to prior period financial statements.

Commercial Products

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$142	100.0%	$126	100.0%	$123	100.0%
Cost of sales	100	70.1%	87	68.9%	87	70.6%
Gross profit	42	29.9%	39	31.1%	36	29.4%
Selling, general and administrative expenses	28	19.9%	26	21.0%	24	19.5%
Income from continuing operations	$14	10.0%	$13	10.1%	$12	9.9%

Net sales within the Commercial Products segment increased $3 million, or 2.4 percent, from fiscal 2010 to fiscal 2011, and increased $16 million, or 12.7 percent in fiscal 2012.  The fiscal 2011 increase reflected a slight improvement in the market share from increased product offerings and improved distribution.  The fiscal 2012 improvement was due to increased sales volumes of cooling and heating products and a $2 million favorable impact of foreign currency exchange rate changes.

Gross margin increased from 29.4 percent in fiscal 2010 to 31.1 percent in fiscal 2011, and declined to 29.9 percent in fiscal 2012.  The improvement from fiscal 2010 to fiscal 2011 was due to pricing and productivity improvements. The decrease in gross margin from fiscal 2011 to fiscal 2012 was primarily due to changes in product mix and higher material costs.

SG&A expenses increased $2 million from fiscal 2010 to $26 million in fiscal 2011, and increased slightly from fiscal 2011 to fiscal 2012.  The increase in fiscal 2011 and fiscal 2012 was the result of planned spending increases for new product development and expanded marketing efforts.

Income from continuing operations increased slightly from fiscal 2010 to fiscal 2012.  The slight increase in fiscal 2011 operating income was due to improved gross margin, partially offset by increased SG&A costs.  The slight increase in income from continuing operations in fiscal 2012 was due to increased sales volumes, partially offset by higher material and SG&A costs.  We anticipate that the additional investment in resources will result in incremental opportunities in this segment over the next several years.

During fiscal 2012, the Company implemented certain management reporting changes that resulted in the Nuevo Laredo, Mexico facility being removed from the Commercial Product segment.  The previously reported results for the Commercial Products segment have been retrospectively adjusted for comparative purposes.

South America

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$176	100.0%	$159	100.0%	$118	100.0%
Cost of sales	145	82.4%	128	80.3%	95	80.4%
Gross profit	31	17.6%	31	19.7%	23	19.6%
Selling, general and administrative expenses	21	11.7%	18	11.5%	15	13.1%
Income from continuing operations	$10	5.9%	$13	8.2%	$8	6.5%

Net sales increased $41 million in fiscal 2011 as sales volumes recovered from the economic downturn in the Brazilian commercial vehicle and agriculture markets as well as within the Brazilian aftermarket business.  In addition, net sales were positively impacted by $12 million of foreign currency exchange rate changes. Net sales increased $17 million to $176 million in fiscal 2012 due to increased sales volumes within the commercial vehicle market, as a result of the pre-buy ahead of the calendar 2012 change in emissions standards.  In addition, sales were positively impacted by volume increases in the off-highway market and aftermarket business, as well as a $4 million favorable impact of foreign currency exchange rate changes.

Gross margin remained relatively flat from fiscal 2010 to fiscal 2011 and decreased 2.1 percent from fiscal 2011 to fiscal 2012.  Gross margin decreased from 19.7 percent in fiscal 2011 to 17.6 percent in fiscal 2012 due to higher commodity costs year over year, additional costs associated with the transition from copper to aluminum-based products and the negative foreign currency impact on export and aftermarket sales sold in U.S. dollars.

SG&A expenses increased from fiscal 2010 to fiscal 2012.  In fiscal 2011, SG&A expenses increased $3 million primarily as a result of reinvestment in the business, including higher employee benefits with increased headcount and salary increases, and a $1.7 million environmental cleanup and remediation charge as a result of work performed with environmental consultants.  SG&A expenses increased $3 million in fiscal 2012 as a result of personnel matters, a $1 million environmental remediation charge and higher freight costs.

Income from continuing operations increased $5 million from fiscal 2010 to fiscal 2011 primarily due to the increased volumes, slightly offset by higher SG&A expenses, and decreased $3 million to $10 million in fiscal 2012 from the lower gross margin and increased SG&A costs.

Original Equipment – Asia

Years ended March 31	2012		2011		2010
(dollars in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales

Net sales	$84	100.0%	$64	100.0%	$32	100.0%
Cost of sales	76	90.6%	59	91.8%	32	99.9%
Gross profit	8	9.4%	5	8.2%	-	0.1%
Selling, general and administrative expenses	10	12.3%	8	13.0%	5	15.1%
Loss from continuing operations	$(2)	-2.9%	$(3)	-4.8%	$(5)	-15.0%

The Original Equipment – Asia segment is still in a growth phase and is currently launching numerous programs.  Net sales within this segment increased $32 million in fiscal 2011 compared with fiscal 2010 and increased another $20 million in fiscal 2012.  The increase in sales is attributed to a growing presence in the region and the continued launch activities and ramp-up of production.

In fiscal 2011, gross margin improved to 8.2 percent and in fiscal 2012 improved to 9.4 percent.  The gross margin improvement is attributable to volume increases resulting in better fixed cost absorption.

SG&A expenses increased $3 million in fiscal 2011 and increased $2 million in fiscal 2012 as the Company is investing for continued growth in this region.

Loss from continuing operations improved to $3 million in fiscal 2011 and had another slight improvement to $2 million in fiscal 2012 as volumes and gross margin improves and volumes approach breakeven levels.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  See Note 16 of the Notes to Consolidated Financial Statements for further information regarding our debt agreements.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  The Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year for all times after December 31, 2011, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA does not represent, and should not be considered, an alternative to earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

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

Our adjusted EBITDA for the four consecutive quarters ended March 31, 2012 was $124.8 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Total
Earnings from continuing operations	$12,566	$1,000	$8,768	$15,646	$37,980
Net loss (earnings) attributable to noncontrolling interest	9	(38)	(110)	(204)	(343)
Consolidated interest expense	2,990	3,297	2,893	3,303	12,483
Provision for income taxes	5,042	1,677	3,923	(711)	9,931
Depreciation and amortization expense	14,952	14,202	14,214	14,322	57,690
Non-cash (income) charges (a)	(686)	3,134	3,478	(86)	5,840
Restructuring and repositioning charges (income) (b)	78	(52)	499	671	1,196
Adjusted EBITDA	$34,951	$23,220	$33,665	$32,941	$124,777

(a)
Non-cash (income) charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)

	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Total
Long-lived asset impairments	$-	$-	$-	$330	$330
Loss on disposal of asset	-	-	2,161	-	2,161
Non-cash restructuring and repositioning charges	-	-	-	(304)	(304)
Exchange (gains) losses on intercompany loans	(686)	3,134	1,317	(112)	3,653
Non-cash charges	$(686)	$3,134	$3,478	$(86)	$5,840

(b)
Restructuring and repositioning charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 13 of the Notes to Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended March 31, 2012 was 9.75, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended March 31, 2012

Consolidated interest expense	$12,483
Plus: Other items (a)	312
Total consolidated interest expense	$12,795

Adjusted EBITDA	$124,777

Interest expense coverage ratio	9.75

(a)	Other items include line of credit fees and costs associated with the sale of receivables.

Our leverage ratio for the four fiscal quarters ended March 31, 2012 was 1.53, which was below the maximum allowed ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended March 31, 2012

Debt per balance sheet	$164,281
Plus: Indebtedness attributed to sales of accounts receivable	23,557
Net derivative liabilities	3,169
Standby letters of credit	80
Total consolidated debt	$191,087

Adjusted EBITDA	$124,777

Leverage ratio	1.53

We expect to remain in compliance with the interest expense coverage ratio covenant and leverage ratio covenant during fiscal 2013 and beyond.

At March 31, 2012, we had capital expenditure commitments of $14.7 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America as well as new program launches in Asia.

Outstanding indebtedness increased $16.6 million to $164.3 million at March 31, 2012 from the March 31, 2011 balance of $147.7 million, primarily to fund working capital and growth in Asia.  Our cash balance of $31.4 million at March 31, 2012 is $1.5 million lower than the $32.9 million balance at March 31, 2011.

We believe that our internally generated operating cash flows, working capital management efforts and existing cash balances, together with access to available external borrowings, will be sufficient to satisfy future operating costs and capital expenditures.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

(in thousands)	March 31, 2012
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$136,319	$836	$10,483	$8,000	$117,000
Interest associated with long-term debt	64,978	8,820	17,397	17,007	21,754
Capital lease obligations	6,666	258	555	612	5,241
Operating lease obligations	21,236	5,541	6,577	3,997	5,121
Capital expenditure commitments	14,682	10,732	3,449	501	-
Other long-term obligations	11,702	1,276	2,553	2,553	5,320
Total contractual obligations	$255,583	$27,463	$41,014	$32,670	$154,436

Interest for the revolving credit facility is calculated using a weighted average interest rate of 2.24 percent.  Interest for the 6.83 percent Secured Series A Senior Notes maturing on August 12, 2020 was calculated using the contractual interest rate of 6.83 percent.

The capital expenditure commitments consist primarily of tooling and equipment expenditures for new and renewal platforms with new and current customers on a global basis.

Our gross liabilities for uncertain tax positions and pension obligations were $3.3 million and $95.2 million, respectively, as of March 31, 2012.  We are unable to determine the ultimate timing of these liabilities and have therefore excluded these amounts from the contractual obligations table above.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2012 was $45.8 million, an increase of $25.0 million from the prior year of $20.8 million, driven by the absence of a pre-payment penalty on senior notes in fiscal 2012 and a $6.4 million reduction in contributions to our U.S. pension plan assets versus the prior year.

Net cash provided by operating activities in fiscal 2011 was $20.8 million, a $41.1 million decrease from the prior year of $61.9 million, driven by a $17.9 million contribution to our U.S. pension plans, a $16.6 million prepayment penalty related to the pay-off of our then outstanding senior notes in the second quarter of fiscal 2011 and an investment in working capital balances.  The most significant change in operating assets and liabilities was a $43.0 million increase in accounts receivable based on an increase in net sales of $72.0 million for the fourth quarter of fiscal 2011 as compared to the same quarter of fiscal 2010.  This was partially offset by a $30.0 million increase in accounts payable.

Capital Expenditures

Capital expenditures were $64.4 million for fiscal 2012, $9.3 million higher than the prior year.  The primary spending occurred in the Original Equipment – Europe segment, which totaled $29.8 million, the Original Equipment – North America segment, which totaled $15.4 million and the Original Equipment – Asia segment, which totaled $12.5 million.  Capital spending in fiscal 2012 included tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America.

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

Capital expenditures were $60.3 million for fiscal 2010.  The primary spending occurred in the Original Equipment – Europe segment, which totaled $36.6 million, the Original Equipment – North America segment, which totaled $14.3 million and the Original Equipment – Asia segment, which accounted for $8.0 million in capital spending.  Capital spending in fiscal 2010 included tooling and equipment purchases in conjunction with new global program launches with new and current customers in Europe, Asia and North America, along with completion of construction of new facilities in Asia and Europe.

Proceeds from the Sale of Assets Held for Sale and Discontinued Operations

During fiscal 2012, Modine received net cash proceeds of $0.7 million as an installment payment from the sale of our investment in Construction Mechaniques Mota, S.A. in fiscal 2010.  Modine received net cash proceeds of $8.8 million for the sale of three held for sale facilities in the Original Equipment – Europe and Original Equipment – North America segments during fiscal 2011.  Modine received net cash proceeds of $10.5 million for the sale of the shares of its South Korea-based HVAC business during fiscal 2010.  Refer to Note 10, Note 11 and Note 12 of the Notes to Consolidated Financial Statements for further discussion of these divestitures.

Proceeds from the Disposition of Assets

In fiscal 2012 and 2011, the Company received proceeds from the disposition of miscellaneous assets totaling $0.6 million, and $3.7 million, respectively.  In fiscal 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4.9 million, and the Company received $3.8 million from the disposition of other assets.

Changes in Total Debt

In fiscal 2012, total debt increased $16.6 million, driven primarily by the need to fund working capital and growth in Asia.  Domestic debt increased $2.5 million, while international debt increased $14.1 million.

In fiscal 2011, total debt increased $8.5 million, driven primarily by the costs related to the refinancing of long-term notes.  Domestic debt increased $2.5 million while international debt increased $6.0 million, primarily in support of Asian growth.

In fiscal 2010, total debt decreased $110.0 million, primarily from the proceeds from the common stock offering and the sale of our South Korea-based HVAC business.  Domestic debt decreased by $107.6 million.  International debt decreased by $2.4 million during fiscal 2010 through reductions in short-term borrowings at the foreign subsidiaries.

Common Stock and Treasury Stock

In fiscal 2012, the Company repurchased 34,820 common shares at a cost of $0.5 million.  This amount consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards.  These shares are held as treasury shares.

In fiscal 2011 and 2010, the Company repurchased approximately 5,000 common shares at a cost of $0.08 million and $0.03 million, respectively.  Common stock and treasury stock activity is further detailed in Note 21 of the Notes to Consolidated Financial Statements.

On September 30, 2009, the Company completed a public offering of 13.8 million shares of its common stock at a price of $7.15 per share.  Cash proceeds were $92.9 million after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5.8 million.

Dividends

The Company paid no dividends in fiscal 2012, 2011 and 2010.  The amended credit agreements allow for an aggregate amount of restricted payments, including cash dividends, based on the leverage ratio being less than 3.0 to 1.0.  Based on the leverage ratio for the four fiscal quarters ending March 31, 2012, the Company would be allowed to make restricted payments up to $25.0 million.  If the leverage ratio remains less than 3.0 to 1.0 for fiscal 2013, the Company would be allowed to make restricted payments up to $35.0 million.  The maximum restricted payments the Company would be allowed to make over the remaining term of the amended credit agreements is $40.0 million annually.

Settlement of Derivative Contracts

The Company entered into futures contracts related to forecasted purchases of aluminum and copper that are treated as cash flow hedges.  Unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the futures contracts entered into for aluminum within the Original Equipment – North America segment became ineffective.  Accordingly, unrealized gains and losses on these futures contracts were recognized as a component of cost of sales.  During the fourth quarter of fiscal 2012, the Company recorded an unrealized gain of $0.1 million within cost of sales related to the futures contracts deemed ineffective.  During fiscal 2012, $3.1 million of expense was recorded in cost of sales related to the settlement of certain futures contracts.  During fiscal 2011, the amount of expense recorded in cost of sales related to the settlement of certain futures contracts was negligible.  During fiscal 2010, $5.9 million of expense was recorded in cost of sales related to the settlement of certain futures contracts.  At March 31, 2012, $3.1 million of unrealized losses remain deferred in other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 39 months.

The Company entered into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities. These contracts are not designated as cash flow hedges, therefore, resulting gains and losses are recorded directly in the consolidated statement of operations.  During fiscal 2012, $0.4 million of expense was recorded in other expense (income) – net related to these foreign currency forward contracts.  Gains and losses on these foreign currency forward contracts are offset by gains and losses recorded on the underlying foreign currency-denominated assets and liabilities.

In fiscal 2007, the Company entered into forward starting swaps related to a private placement debt offering.  When the fixed interest rate of the private placement borrowing was locked, the Company terminated and settled the forward starting swaps at a loss.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the loss was reflected as a component of accumulated other comprehensive (loss) income, and were being amortized to interest expense over the life of the borrowings.  In conjunction with the repayment of the then existing senior notes in fiscal 2011, the remaining unamortized balance for these interest rate derivatives of $1.6 million was reflected as a component of interest expense.

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

Our investment in R&D in fiscal 2012 was $70.2 million, or 4.5 percent of sales, compared to $67.0 million, or 4.6 percent of sales, in fiscal 2011.  This level of investment reflects the Company’s continued commitment to R&D in an ever-changing market, balanced with a near-term focus on more selective capital investment.  Consistent with the streamlining of the Company’s product portfolio, our current research is focused primarily on company-sponsored development in the areas of powertrain cooling, engine products, and residential and commercial HVAC products.

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

Contractual commodity price increases may also be included in revenue.  Price increases agreed upon in advance are recognized as revenue when the products are shipped to our customers.  In certain situations, the price increases are recognized as revenue at the time products are shipped in accordance with the contractual arrangements with our customers, but are offset by appropriate provisions for estimated commodity price increases that may ultimately not be collected.  These provisions are established based on historical experience, current business trends and current economic conditions.  There was no provision for estimated commodity price increases at March 31, 2012 and 2011.

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

The most significant long-lived assets that have been subject to impairment evaluations are the Company’s net property, plant and equipment, which totaled $412.1 million at March 31, 2012.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  The Company evaluates impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  The Company monitors its manufacturing plant performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant, consisting of new program launches, reductions, and phase-outs; and shifting of programs to other facilities under the Company’s manufacturing realignment strategy.  When such indicators are present, the Company performs an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over the remaining useful life of the machinery and equipment within that facility.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair market value, which is generally estimated based on appraisals or estimated salvage value.

The majority of the long-lived asset impairment charges during fiscal 2012, 2011 and 2010 have been recorded within the Company’s Original Equipment – Europe and Original Equipment – North America segments.  These segments had program phase-outs and cancellations, many of which were in the automotive markets.  Further unanticipated adverse changes in these segments could result in the need to perform additional impairment evaluations in the future.

The Company’s cost and operational efficiency measures, which are designed to attain a more competitive cost base and improve the Company’s longer term competitiveness reduces the risk of potential long-lived asset impairment charges in the future.  The manufacturing realignment strategy of this plan was designed to improve the utilization of the Company’s facilities, with fewer facilities, but operating at higher capacities.  The portfolio rationalization strategy of this plan was designed to identify products where the Company can earn a sufficient return on its investment, and divest or exit products that do not meet required metrics.  Recent portfolio rationalization actions include de-emphasis on automotive module business, primarily within Europe.  These strategies create better facility utilization and greater profitability in product mix, which allow the manufacturing facilities to withstand more significant adverse changes before an impairment charge is necessary.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

Impairment tests are conducted at least annually unless business events or other conditions exist that would require a more frequent evaluation.  The Company considers factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  In fiscal 2012, the annual review of goodwill and other intangible assets with indefinite lives for impairment was conducted in the fourth quarter resulting in no impairment charge.  Any excess in carrying value over the estimated fair value results in an impairment charge.  The recoverability of goodwill is determined by estimating the future discounted cash flows of the reporting unit to which the goodwill relates.  The assessment of the fair value of other intangible assets with indefinite lives is based upon the present value of the expected future cash flows of The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.  In determining the estimated future cash flows, current and future levels of income are considered as well as business trends and market conditions.  To the extent that book value exceeds the fair value, an impairment is recognized.

At March 31, 2012, the Company had goodwill of $29.9 million recorded which was primarily comprised of $13.5 million within the South America segment and $15.9 million within the Commercial Products segment.  The South America segment reported operating income of $10.4 million and $13.0 million in fiscal 2012 and fiscal 2011, respectively.  The Commercial Products segment reported operating income of $14.3 million and $12.8 million for fiscal 2012 and fiscal 2011, respectively.  The future discounted cash flows of these segments continue to exceed their carrying value indicating that the goodwill recorded in these segments is fully realizable at March 31, 2012.  If, in future periods, these segments experience a significant unanticipated economic downturn in the markets in which they operate, this would require an impairment review.

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

Tooling Costs

Pre-production tooling costs incurred by the Company in manufacturing products under various customer programs are capitalized as a component of property, plant and equipment, net of any customer reimbursements, when the Company retains title to the tooling.  These costs are amortized over a three year period and are recorded in cost of sales in the consolidated statements of operations.  For customer-owned tooling costs incurred by the Company, a receivable is recorded when the customer has guaranteed reimbursement to the Company.  The reimbursement period may vary by program and customer.  No significant arrangements existed during the years ended March 31, 2012 and 2011 where customer-owned tooling costs were not accompanied by guaranteed reimbursements.

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

To determine the expected rate of return, Modine considers such factors as (a) the actual return earned on plan assets, (b) historical rates of returns on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses covered by the plan assets.  The long-term rate of return utilized in fiscal 2012 and fiscal 2011 was 8.00 percent and 8.10 percent, respectively.  For fiscal 2013, the Company has assumed a rate of 8.0 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2013 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2012, the Company used a discount rate of 4.86 percent, reflecting a decrease from 5.83 percent in fiscal 2011.  The Company based this decision on a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 3 of the Notes to Consolidated Financial Statements for additional information.  Changing Modine’s discount rate by 25 basis points would impact the fiscal 2013 domestic pension expense by approximately $0.1 million.

A key determinant in the amount of the postretirement benefit obligation and expense is the healthcare cost trend rate.  The healthcare trend rate for fiscal year 2012 was 8.0 percent, and the Company expects this to be 7.5 percent for fiscal 2013.  This rate is projected to decline gradually to 5.0 percent in fiscal year 2017 and remain at that level thereafter.  An annual "cap" that was established for most retiree healthcare and life insurance plans between fiscal 1994 and 1996 limits Modine’s liability.  Beginning in February 2002, the Company discontinued providing postretirement benefits for salaried and non-union employees hired on or after that date.  Furthermore, effective January 1, 2009, the plan was modified to eliminate coverage for retired participants that are Medicare eligible.  A one percent increase in the healthcare trend rate would result in no substantial increase in postretirement expense and an increase in postretirement benefit obligations of approximately $0.2 million.

Other Loss Reserves

The Company has a number of other loss exposures, such as environmental and product liability claims, regulatory compliance, litigation, self-insurance reserves, recoverability of deferred income tax benefits, and accounts receivable loss reserves.  Establishing loss reserves for these matters requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 25 of the Notes to Consolidated Financial Statements for additional details of certain contingencies and litigation.

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

Operational Risks:

●	The efficient deployment of resources to meet increasing demand for the Company’s products;

●	The impact of operational inefficiencies as a result of program launches and product transfers;

●
Modine’s ability to maintain current programs and compete effectively for new business, including its ability to offset or otherwise address increasing pricing pressures from its competitors and price reduction pressures from its customers;

●	Costs and other effects of the remediation of environmental contamination;

●	Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet quality standards with products produced at these facilities;

●	Modine’s ability to successfully implement restructuring plans and drive cost reductions and increased profitability and return on assets as a result;

●	Unanticipated delays or modifications initiated by major customers with respect to product applications or requirements;

●	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

●	The possibility that other or more significant issues may be identified in applying VAT in the Original Equipment – Europe segment;

●	Increasingly complex and restrictive government regulations;

●	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers; and

●	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

●
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes, including currency exchange rate fluctuations (particularly the value of the euro relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, and restrictions associated with importing and exporting and foreign ownership;

●	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

●	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

●	Modine’s ability or inability to pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

●
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

●	Modine’s ability to fund its liquidity requirements and meet its long-term commitments in the event of any renewed disruption in the credit markets; and

●	Modine’s ability to realize future tax benefits.

In addition to the risks set forth above, Modine is subject to other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.  Modine does not assume any obligation to update any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, Modine is subject to market exposure from changes in foreign exchange rates, interest rates, commodity prices, credit risk and economic conditions.

Foreign Currency Risk

Modine is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. Modine has manufacturing facilities in Brazil, China, Mexico, South Africa, India and throughout Europe.  It also has an equity investment in a Japanese company and a joint venture in South Korea.  Modine sells and distributes its products throughout the world.  As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company attempts to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the Modine entity engaging in the contract.  The Company's operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  Changes in foreign currency exchange rates for the Company's foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders' equity.  Strengthening of the U.S. dollar to other foreign currencies during fiscal 2012, especially the euro and real, has led to a devaluing of the Company’s foreign results.  This devaluation is evident in the Company’s unfavorable currency translation adjustments of $22.6 million recorded in fiscal 2012.  In fiscal 2011, the Company experienced a general weakening of the U.S. dollar to these foreign currencies, which resulted in a favorable currency translation adjustment of $16.5 million.  As of March 31, 2012 and 2011, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $83.4 million and $81.3 million, respectively.  The potential decrease in the net current assets from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $8.3 million.  This sensitivity analysis assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely all move in the same direction relative to the U.S. dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company has, from time to time, certain foreign-denominated, long-term debt obligations and long-term inter-company loans that are sensitive to foreign currency exchange rates.  As of March 31, 2012 there were no third-party foreign-denominated, long-term debt obligations sensitive to foreign currency exchange rate changes.  The Company has inter-company loans outstanding at March 31, 2012 as follows:

●	$12.0 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Co (Changzhou, China), with various maturity dates through July 2012; and

●	$1.3 million between two loans to its wholly owned subsidiary, Modine Thermal Systems Korea, with maturity dates in April 2012;

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company did not have any derivative instruments that hedge this exposure at March 31, 2012.  The Company has, from time to time, entered into currency rate derivatives to manage the fluctuation in foreign exchange rate exposure on these loans.  These derivative instruments have typically not been treated as hedges, and accordingly, gains or losses on the derivatives are recorded in other (income) expense – net in the consolidated statement of operations and act to offset any currency movement on the outstanding loan receivable.

Interest Rate Risk

Modine's interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  The Company generally utilizes a mixture of debt maturities together with both fixed-rate and floating-rate debt to manage its exposure to interest rate variations related to its borrowings.  The domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 150 to 250 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA ratio (leverage ratio) the four preceding fiscal quarters.  As of March 31, 2012, the Company’s variable interest rate was LIBOR plus 200 basis points or 2.24 percent.  The Company is subject to future fluctuations in LIBOR and changes in its leverage ratio, which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.  A 100 basis point increase in LIBOR would increase interest expense by $0.1 million based on the March 31, 2012 revolving credit facility balance.  The Company has, from time to time, entered into interest rate derivatives to manage variability in interest rates.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the losses were reflected as a component of accumulated other comprehensive (loss) income, and were being amortized to interest expense over the life of the borrowings.  During fiscal 2011, $1.8 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes the remaining unamortized balance of these interest rate derivatives of $1.6 million in conjunction with the repayment of the Company’s then outstanding senior notes on August 12, 2010.  During fiscal 2010, $0.9 million of expense was recorded in the consolidated statements of operations related to the amortization of interest rate derivative losses, which includes $0.5 million of amortization in proportion with the mandatory prepayment of the senior notes during the fiscal year related to the Company’s common stock offering.  There were no remaining net unrealized losses deferred in accumulated other comprehensive (loss) income at March 31, 2011.  The following table presents the future principal cash flows and weighted average interest rates by expected maturity dates for our long-term debt.  The fair value of the long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  The book value of the debt approximates fair value, with the exception of the $125.0 million fixed rate notes, which have a fair value of approximately $139.2 million at March 31, 2012.

As of March 31, 2012, long-term debt matures as follows:

Years ending March 31
	Expected Maturity Date
(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total

Fixed rate (Foreign denominated)	-	-	$1,483	-	-	-	$1,483
Average interest rate	-	-	4.83%	-	-	-
Variable rate (Foregin denominated)	$836	-	-	-	-	-	$836
Average interest rate	1.11%	-	-	-	-	-
Fixed rate (U.S. dollars)	-	-	-	-	$8,000	$117,000	$125,000
Average interest rate	-	-	-	-	6.83%	6.83%
Variable rate (U.S. dollars)	-	-	-	$9,000	-	-	$9,000
Average interest rate	-	-	-	2.24%	-	-

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  The Company's principal credit risk consists of outstanding trade receivables.  Prior to granting credit, the Company evaluates each customer, taking into consideration the customer's financial condition, payment experience and credit information.  After credit is granted, the Company actively monitors the customer's financial condition and developing business news.  Approximately 54 percent of the trade receivables balance at March 31, 2012 was concentrated with the Company's top ten customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors.  Modine's history of incurring credit losses from customers has not been material, and the Company does not expect that trend to change.

The Company manages credit risks through its focus on the following:

●
Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have credit ratings acceptable to the Company and that all short-term investments are maintained in secured or guaranteed instruments.  The Company’s holdings in cash and investments were considered stable and secure at March 31, 2012;

●
Pension assets – The Company has retained outside advisors to assist in the management of the assets in the Company’s defined benefit plans.  In making investment decisions, the Company has been guided by an established risk management protocol that focuses on protection of the plan assets against downside risk.  The Company ensures that investments within these plans provide appropriate diversification, are subject to monitoring of investment teams and ensure that portfolio managers adhere to the Company’s investment policies.  The Company believes it has appropriate investment policies and controls and proactive investment advisors; and

●	Insurance – The Company monitors its insurance providers to ensure that they have acceptable financial ratings. The Company has not identified any concerns in this regard through its review.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or significant downturns in markets that the Company supplies.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating primarily in the commercial vehicle, heavy equipment, automotive and commercial heating and air conditioning markets.  The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any of the markets it serves.  However, risk associated with any market downturn, such as the global downturn experienced in fiscal 2009 and fiscal 2010, is still present.

The Company monitors economic conditions in the U.S. and elsewhere.  As Modine expands its global presence, it also encounters risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  The Company continues to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon the Company's ability to commercialize its investments.  Current examples of new and emerging markets for Modine include those related to waste heat recovery and expansion into the Chinese and Indian markets.  Modine's investment in these areas is subject to the risks associated with business integration, technological success, customers' and market acceptance, and Modine's ability to meet the demands of its customers as these markets grow.

The Company anticipates that continued recovery from the global recession and economic growth in China may put production pressure on certain of the Company's suppliers of raw materials.  In particular, there are a limited number of suppliers of copper, steel and aluminum fin stock.  The Company is exposed to the risk of supply of certain raw materials not being able to meet customer demand as suppliers may not increase their output capacity as quickly as customers increased their orders and of increased prices being charged by raw material suppliers.

In addition, the Company purchases parts from suppliers that use the Company's tooling to create the part.  In most instances, and for financial reasons, the Company does not have duplicate tooling for the manufacture of its purchased parts.  As a result, the Company is exposed to the risk of a supplier being unable to provide the quantity or quality of parts that the Company requires.  Even in situations where suppliers are manufacturing parts without the use of Company tooling, the Company faces the challenge of obtaining high-quality parts from suppliers.  The Company has implemented a supplier risk management program that utilizes inside and third-party tools to identify and mitigate high risk supplier situations.

In addition to the above risks on the supply side, the Company is also exposed to risks associated with demands by its customers for decreases in the price of the Company's products.  The Company attempts to offset this risk with firm agreements with its customers whenever possible, but these agreements often carry price-down provisions.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials and supplies in the production process and has, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  The Company utilizes aluminum and copper hedging strategies from time to time by entering into fixed price contracts to help offset changing commodity prices.  The Company maintains agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by a quarter or longer.

Hedging and Foreign Currency Forward Contracts

The Company uses derivative financial instruments as a tool to manage certain financial risks.  Leveraged derivatives are prohibited by Company policy.

Commodity Derivatives: The Company enters into futures contracts from time to time related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  Through the third quarter of fiscal 2012, all these contracts have been designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the future contracts used for aluminum hedging in the Original equipment – North America segment became ineffective.  Accordingly, the Company de-designated these hedges and recorded the unrealized gains and losses directly in the consolidated statement of operations.  During the year ended March 31, 2012, $3.1 million of expense was recorded in the consolidated statement of operations related to the settlement of certain futures contracts and $0.1 million of income was recorded in the consolidated statement of operations related to the unrealized gains.  During the year ended March 31, 2011, the amount of income recorded in the consolidated statement of operations related to the settlement of certain futures contracts was negligible.  At March 31, 2012, $3.1 million of unrealized gain remain deferred in accumulated other comprehensive (loss) income, and will be realized as a component of cost of sales over the next 39 months.

Foreign currency forward contracts: Modine’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  Modine periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  The Company has not designated these forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in the fair value of the contracts are recorded in other expense (income) – net.  Gains and losses on these foreign currency forward contracts are offset by gains and losses recorded on the underlying assets and liabilities.

As of March 31, 2012, the Company had outstanding foreign currency forward contracts to mitigate a portion of the foreign currency exposure on an inter-company receivable with Modine Brazil.  Non-U.S. dollar financing transactions through inter-company loans or local borrowings in the corresponding currency generally are effective as hedges of long-term investments.

As of March 31, 2012, the Company has a number of investments in wholly owned foreign subsidiaries and a non-consolidated foreign joint venture.  The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, the Company uses non-derivative financial instruments to hedge, or offset, this exposure.

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

Counterparty risks: The Company manages counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.  At March 31, 2012, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Net sales	$1,577,152	$1,448,235	$1,162,576
Cost of sales	1,320,582	1,215,979	990,408
Gross profit	256,570	232,256	172,168
Selling, general and administrative expenses	189,046	189,335	168,038
Income from operations	67,524	42,921	4,130
Interest expense	12,483	33,723	22,888
Other expense (income) – net	7,130	(3,625)	(5,586)
Earnings (loss) from continuing operations before income taxes	47,911	12,823	(13,172)
Provision for income taxes	9,931	4,543	9,673
Earnings (loss) from continuing operations	37,980	8,280	(22,845)
Earnings (loss) from discontinued operations (net of income taxes)	824	(3,047)	(8,981)
Net earnings (loss)	38,804	5,233	(31,826)
Less: Net earnings attributable to noncontrolling interest	343	-	-
Net earnings (loss) attributable to Modine	$38,461	$5,233	$(31,826)

Earnings (loss) from continuing operations per common share:
Basic	$0.81	$0.18	$(0.58)
Diluted	$0.80	$0.18	$(0.58)

Net earnings (loss) per common share:
Basic	$0.83	$0.11	$(0.81)
Diluted	$0.82	$0.11	$(0.81)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and 2011
(In thousands, except per share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$31,445	$32,930
Trade receivables, less allowance for doubtful accounts of $809 and $754	216,103	219,189
Inventories	120,819	122,629
Deferred income taxes and other current assets	59,164	53,680
Total current assets	427,531	428,428
Noncurrent assets:
Property, plant and equipment – net	412,059	430,295
Investment in non-consolidated affiliates	3,728	3,863
Goodwill	29,933	31,572
Intangible assets – net	5,805	6,533
Other noncurrent assets	14,405	17,051
Total noncurrent assets	465,930	489,314
Total assets	$893,461	$917,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$21,296	$8,825
Long-term debt – current portion	1,093	262
Accounts payable	156,907	177,549
Accrued compensation and employee benefits	50,643	63,163
Income taxes	4,494	3,739
Accrued expenses and other current liabilities	63,118	74,446
Total current liabilities	297,551	327,984
Noncurrent liabilities:
Long-term debt	141,892	138,582
Deferred income taxes	12,297	9,988
Pensions	94,091	62,926
Postretirement benefits	6,426	5,967
Other noncurrent liabilities	15,072	19,983
Total noncurrent liabilities	269,778	237,446
Total liabilities	567,329	565,430
Commitments and contingencies (See Note 25)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,361 and 47,105 shares	29,600	29,440
Additional paid-in capital	168,290	166,359
Retained earnings	231,828	193,367
Accumulated other comprehensive loss	(90,306)	(22,854)
Treasury stock at cost: 594 and 559 shares	(14,505)	(14,000)
Total Modine shareholders' equity	324,907	352,312
Noncontrolling interest	1,225	-
Total equity	326,132	352,312
Total liabilities and shareholders' equity	$893,461	$917,742

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$38,804	$5,233	$(31,826)
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	57,690	56,492	64,606
Loss on sale of businesses	-	-	611
Pension and postretirement expense	5,027	6,557	1,953
Loss (gain) from disposition of property, plant and equipment	2,791	(3,448)	(656)
Loss from impairment of long-lived assets	330	3,548	14,194
Deferred income tax provision	1,915	(7,028)	2,882
Provision for doubtful accounts	178	(381)	202
Undistributed losses (earnings) of affiliates, net of dividends received	130	(469)	105
Stock-based compensation expense	1,632	3,992	2,725
Other – net	2,368	3,028	2,428
Changes in operating assets and liabilities, excluding dispositions:
Trade receivables	(7,505)	(42,990)	(51,763)
Inventories	(3,123)	(19,351)	(6,707)
Other current assets	(10,553)	(2,646)	(996)
Accounts payable	(14,557)	30,041	62,443
Accrued compensation and employee benefits	(10,528)	7,309	(17,310)
Income taxes	449	(2,567)	9,215
Accrued expenses and other current liabilities	(6,535)	7,420	6,959
Other noncurrent assets and liabilities	(12,755)	(23,928)	2,839
Net cash provided by operating activities	45,758	20,812	61,904

Cash flows from investing activities:
Expenditures for property, plant and equipment	(64,352)	(55,061)	(60,297)
Change in restricted cash	837	1,368	4,862
Proceeds from dispositions of assets	556	3,715	8,687
Proceeds from the sale of assets held for sale and discontinued operations	744	8,841	10,515
Settlement of derivative contracts	(2,716)	(7)	(6,629)
Other – net	(79)	1	903
Net cash used for investing activities	(65,010)	(41,143)	(41,959)

Cash flows from financing activities:
Short-term debt, net	7,074	5,554	(2,999)
Borrowings of long-term debt	125,148	252,855	77,122
Repayments of long-term debt	(114,041)	(250,572)	(186,488)
Financing fees paid	(363)	(215)	(802)
Capital contribution by noncontrolling interest in joint venture	936	-	-
Book overdrafts	48	(407)	(1,640)
Issuance of common stock	-	-	92,858
Proceeds from exercise of stock options	457	1,467	250
Repurchase of common stock, treasury and retirement	(505)	(78)	(25)
Net cash provided by (used for) financing activities	18,754	8,604	(21,724)

Effect of exchange rate changes on cash	(987)	1,000	1,900
Net (decrease) increase in cash and cash equivalents	(1,485)	(10,727)	121
Cash and cash equivalents at beginning of year	32,930	43,657	43,536
Cash and cash equivalents at end of year	$31,445	$32,930	$43,657

Cash paid during the year for:
Interest, net of amounts capitalized	$12,819	$28,095	$17,422
Income taxes	$12,957	$15,554	$7,082

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the years ended March 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Non- controlling interest	Deferred compensation trust	Total
Balance, March 31, 2009	$20,494	$72,800	$226,169	$(62,889)	$(13,897)	$-	$(353)	$242,324
Revisions of prior period errors (Note 1)	-	-	(6,222)	137	-	-	-	(6,085)
Revised beginning balance, April 1, 2009	20,494	72,800	219,947	(62,752)	(13,897)	-	(353)	236,239
Comprehensive income (loss):
Net loss	-	-	(31,826)	-	-	-	-	(31,826)
Foreign-currency translation	-	-	-	22,917	-	-	-	22,917
Cash flow hedges (net of taxes of $0)	-	-	-	8,886	-	-	-	8,886
Changes in benefit plans:
Net actuarial loss (net of taxes of $0)	-	-	-	(17,221)	-		-	(17,221)
Net prior service costs (net of taxes of $0)	-	-	-	(2,098)	-		-	(2,098)
Total comprehensive loss								(19,342)

Issuance of common stock	8,625	84,233	-	-	-	-		92,858
Purchase of treasury stock	-	-	-	-	(25)	-	-	(25)
Stock options and awards including related tax benefits	161	1,670	-	-	-	-	-	1,831
Forfeiture of stock awards	(20)	(339)	13	-	-	-	-	(346)
Amortization of deferred compensation under restricted stock plans	-	1,490	-	-	-	-	-	1,490
Investment in deferred compensation trust	-	-	-	-	-	-	9	9
Balance, March 31, 2010	29,260	159,854	188,134	(50,268)	(13,922)	-	(344)	312,714
Comprehensive income (loss):
Net earnings	-	-	5,233	-	-	-	-	5,233
Foreign-currency translation	-	-	-	16,470	-	-	-	16,470
Cash flow hedges (net of taxes of $987)	-	-	-	2,343	-	-	-	2,343
Changes in benefit plans:
Net actuarial gain (net of taxes of $2,358)	-	-	-	11,117	-	-	-	11,117
Net prior service costs (net of taxes of $393)	-	-	-	(2,516)	-	-	-	(2,516)
Total comprehensive income								32,647

Issuance of common stock	89	1,378	-	-	-	-	-	1,467
Purchase of treasury stock	-	-	-	-	(78)		-	(78)
Stock options and awards including related tax benefits	99	1,325	-	-	-	-	-	1,424
Forfeiture of stock awards	(8)	(85)	-	-	-	-	-	(93)
Amortization of deferred compensation under restricted stock plans	-	2,657	-	-	-	-	-	2,657
Investment in deferred compensation trust	-	1,230	-	-	-	-	344	1,574
Balance, March 31, 2011	29,440	166,359	193,367	(22,854)	(14,000)	-	-	352,312
Comprehensive income (loss):
Net earnings attributable to Modine	-	-	38,461	-	-	-	-	38,461
Foreign-currency translation	-	-	-	(22,600)	-	-	-	(22,600)
Cash flow hedges (net of taxes of $100)	-	-	-	(3,449)	-	-	-	(3,449)
Changes in benefit plans:
Net actuarial loss (net of taxes of $0)	-	-	-	(39,437)	-	-	-	(39,437)
Net prior service costs (net of taxes of $0)	-	-	-	(1,966)	-	-	-	(1,966)
Total comprehensive loss								(28,991)

Issuance of common stock	50	407	-	-	-	-	-	457
Purchase of treasury stock	-	-	-	-	(505)	-	-	(505)
Stock options and awards including related tax benefits	114	1,832	-	-	-	-	-	1,946
Forfeiture of stock awards	(4)	(58)	-	-	-	-	-	(62)
Amortization of deferred compensation under restricted stock plans	-	(250)	-	-	-	-	-	(250)
Contribution by noncontrolling interest						936		936
Net earnings attributable to noncontrolling interest	-	-	-	-	-	289	-	289
Balance, March 31, 2012	$29,600	$168,290	$231,828	$(90,306)	$(14,505)	$1,225	$-	$326,132

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 1:  Significant accounting policies

Nature of operations:  Modine Manufacturing Company (Modine or the Company) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (OEM) vehicular applications, and to a wide array of building, industrial and refrigeration markets.  Product lines include radiators and radiator cores, vehicular air conditioning, oil coolers, charge air coolers, heat-transfer packages and modules, building heating, ventilating and air conditioning (HVAC) equipment and exhaust gas recirculation (EGR) coolers.

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

Revenue recognition:  Sales revenue, including agreed upon commodity price increases, is recognized at the time of product shipment to customers when title and risk of loss pass to customers, selling prices are fixed or determinable and collectability from the customer is reasonably assured.  Appropriate provisions are made for uncollectible accounts based on historical data or specific customer economic data, and for estimated commodity price increases which ultimately may not be collected.

Sales discounts:  Sales discounts, which are allowed for prompt payment of invoices by customers, are recorded as a reduction to net sales.

Tooling costs:  Modine accounts for pre-production tooling costs as a component of property, plant and equipment – net when the Company owns title to the tooling, and amortizes the capitalized cost to cost of sales over a three year period.  At March 31, 2012 and 2011, Company-owned tooling totaled $27,449 and $24,799, respectively.  In certain instances, the Company makes an upfront payment for customer-owned tooling costs, and subsequently receives a reimbursement from the customer for the upfront payment.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2012 and 2011, the cost reimbursement receivable related to customer-owned tooling totaled $14,166 and $10,564, respectively.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Shipping and handling costs:  Shipping costs for inbound freight are treated as product cost.  Shipping and handling costs incurred upon the shipment of products to our OEM customers are recorded as a component of cost of sales, and related amounts billed to these customers are recorded as a component of net sales.  Shipping and handling costs incurred upon the shipment of products to our HVAC customers are recorded as a component of selling, general and administrative (SG&A) expenses.  For the years ended March 31, 2012, 2011 and 2010, these shipping and handling costs recorded as a component of SG&A expenses were $5,361, $4,815 and $2,987, respectively.

Revenue recognition under licensing arrangements (royalty payments):  Revenues under various licensing agreements are recognized when earned except in those cases where collection is uncertain, or the amount cannot reasonably be estimated until formal accounting reports are received from the licensee as provided for under the provisions of the licensing agreement.  For the years ended March 31, 2012, 2011 and 2010, licensing revenue totaled $1,213, $1,607 and $5,562, respectively, and are recorded as a component of net sales.

Translation of foreign currencies:  Assets and liabilities of foreign subsidiaries and equity investments are translated into U.S. dollars at the period-end exchange rates, and income and expense items are translated at the monthly average exchange rate for the period in which the items occur.  Resulting translation adjustments are reported as a component of accumulated other comprehensive (loss) income included in shareholders' equity.  Foreign currency transaction gains or losses are included in the statement of operations under the caption other expense (income) – net.

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  Futures contracts are entered into by the Company to reduce exposure to changing future purchase prices for aluminum and copper.  These instruments are used to protect cash flows and are not speculative.  The Company generally designates these derivative instruments as cash flow hedges.  Accordingly, unrealized gains and losses on these contracts are deferred as a component of accumulated other comprehensive (loss) income and recognized as a component of earnings at the same time that the underlying transactions impact earnings.  See Note 18 for further discussion.

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

Trade receivables and allowance for doubtful accounts:  Trade receivables are recorded at the invoiced amount and do not bear interest if paid according to the original terms.  The allowance for doubtful accounts is Modine’s best estimate of the uncollectible amount contained in the existing trade receivables balance.  The allowance is based on historical write-off experience and specific customer economic data.  The allowance for doubtful accounts is reviewed periodically and adjusted as necessary.  Utilizing age- and size-based criteria, certain individual accounts are reviewed for collectability, while all other accounts are reviewed on a pooled basis.  Receivables are charged off against the allowance when it is probable that funds will not be collected.  The Company enters into supply chain financing programs from time to time to sell or otherwise negotiate accounts receivables without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2012 and 2011, the Company sold, without recourse, $113,521 and $47,778 of accounts receivable to accelerate cash receipts.  During the years ended March 31, 2012 and 2011, a loss on the sale of accounts receivables of $485 and $225 was recorded in the consolidated statements of operations.  This loss represented implicit interest on the transactions and is included in interest expense.

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

Goodwill and intangible assets:  Purchased goodwill and other intangible assets with indefinite lives, primarily tradenames, are not amortized; rather they are tested for impairment annually unless conditions exist that would require a more frequent evaluation.  An assessment of the fair value of the Company’s reporting units for its goodwill valuation and its other intangible assets with indefinite lives is required and is based upon, among other things, the present value of the expected future cash flows.  An impairment loss is recognized when the book value of goodwill or intangible assets exceeds the fair value.  The Company performed impairment tests as of March 31, 2012, which resulted in no impairment charge.  See Note 14 for further discussion.

Impairment of long-lived assets:  Long-lived assets, including property, plant and equipment and intangible assets with finite lives are reviewed for impairment and written down to fair value when facts and circumstances indicate that the carrying value of long-lived assets may not be recoverable through estimated future undiscounted cash flows.  If an impairment has occurred, a write-down to estimated fair value is made and the impairment loss is recognized as a charge against current operations.  Fair value is estimated using a variety of valuation techniques including discounted cash flows, market values and comparison values for similar assets.  Investments are reviewed for impairments and written down to fair value when facts and circumstances indicate that a decline in value is other than temporary.  See Note 10 for further discussion.

Restricted cash:  At March 31, 2012 and 2011, the Company had long-term restricted cash of $3,721 and $4,682, respectively, included in other noncurrent assets.  The balance at March 31, 2012 contains two components, $1,371 secures long-term employee compensation arrangements for certain employees in Europe and $2,350 collateralizes insurance liabilities with an insurance carrier in North America. The balance at March 31, 2011 contains two components, $2,332 secures long-term employee compensation arrangements for certain employees in Europe and $2,350 collateralizes insurance liabilities with an insurance carrier in North America.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Revision of prior period financial statements: During the three months ended March 31, 2012, the Company identified the following items requiring adjustment:

●
The Company determined that value added tax (VAT) had been improperly applied for numerous cross border transactions throughout the Original Equipment – Europe segment.  At March 31, 2012, an estimated liability for the VAT exposure of $10,683 was identified, of which $10,281 related to periods prior to fiscal 2012.

●
The Company determined that certain past import and export duties related to goods at the Nuevo Laredo, Mexico and Laredo, Texas facilities within the Original Equipment – North America segment were incorrect, which resulted in increased past duties owed.

●
The Company determined that the expense related to an annual business tax assessed to Modine’s Hungary locations within the Original Equipment – Europe segment was misclassified in the consolidated statements of operations.

These adjustments were not considered to be material individually or in the aggregate to previously issued financial statements.  However, because of the cumulative significance of these adjustments to the year ended March 31, 2012 ($11,008 decrease to earnings from continuing operations before income taxes), the Company revised its fiscal 2010 and fiscal 2011 results in this report.  In addition, the quarterly results for fiscal 2011 and fiscal 2012 have been revised.  See Note 26 for further discussion of the quarterly revisions.  The following table summarizes the effects of revising prior years’ financial statements for these errors.

	Period in which the errors originated
	Year Ended March 31,
	2010	2011

VAT liability (2)	$(3,344)	$(759)
Trade compliance liability (3)	(256)	(232)
Hungary business tax (4)	693	1,119
Impact on pre-tax earnings (loss)	(2,907)	128

Tax effect of VAT liability (2)	450	44
Hungary business tax (4)	(693)	(1,119)
Impact on net earnings (loss) (5)	$(3,150)	$(947)

(1)  The Company has concluded that these errors were immaterial, individually and in the aggregate, to all periods presented.

(2)  The Company had been applying VAT on numerous complex cross border transactions based on the incorrect tax jurisdiction over the past several years, resulting in the underpayment of VAT in various tax jurisdictions within the Original Equipment – Europe segment.  As a result, SG&A expenses were understated by $3,334 and $759 in fiscal 2010 and fiscal 2011, respectively, for unpaid VAT, estimated interest and penalties.  In addition, provision for income taxes was overstated by $450 and $44 in fiscal 2010 and fiscal 2011, respectively.  Net earnings were overstated by $5,983 (cumulatively) in fiscal years prior to fiscal 2010 for unpaid VAT, interest and penalties, and has been recorded as an adjustment to retained earnings as of April 1, 2009.  The Company recorded a liability for these obligations in accrued expenses and other current liabilities at March 31, 2011 and March 31, 2012.

(3)  The Company determined that certain past duty classifications related to goods at the Nuevo Laredo, Mexico and Laredo, Texas facilities within the Original Equipment – North America segment were incorrect, resulting in increased past duties owed.  As a result, cost of sales was understated by $256 and $232 in fiscal 2010 and fiscal 2011, respectively, for unpaid duties, estimated interest and penalties.  Net earnings were overstated by $239 (cumulatively) in fiscal years prior to fiscal 2010 for unpaid duties, interest and penalties, and has been recorded as an adjustment to retained earnings as of April 1, 2009.  The Company recorded a liability for these obligations in accrued expenses and other current liabilities at March 31, 2011 and March 31, 2012.

(4)  Modine’s Hungary locations within the Original Equipment – Europe segment are subject to an annual business tax based on a computation of gross receipts less certain components of cost of sales.  Historically, this business tax has been recorded as a component of cost of sales.  The Company determined that the tax is more properly classified as a component of income tax expense as the tax is computed based on certain aspects of profit.  There is no impact on the consolidated balance sheet or net earnings.  However the misclassification as cost of sales versus provision for income taxes represented an understatement of pretax earnings and provision for income taxes of $693 and $1,119 for fiscal 2010 and fiscal 2011, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(5)  The aggregate impact of these errors was an overstatement of diluted earnings per share (EPS) from continuing operations and diluted EPS attributable to Modine of $0.08 for fiscal 2010 and $0.02 for fiscal 2011.

(6)  Accrued expenses and other current liabilities increased $11,443 at March 31, 2011 as a result of these revisions.

Accounting standards changes and new accounting pronouncements:  In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard requires the Company to report the level in the fair value hierarchy of assets and liabilities not measured at fair value in the balance sheet but for which the fair value is disclosed, and to expand existing disclosures.  The guidance was effective for the Company on a prospective basis on or after January 1, 2012.  Refer to Note 16 for further discussion of the fair value of debt.

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  This amendment is effective for the first quarter of fiscal 2013 and only impacts the presentation of the Company’s comprehensive income.

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

Note 2:  Research and development costs

Research and development costs charged to operations totaled $70,207 in fiscal 2012, $66,971 in fiscal 2011, and $56,899 in fiscal 2010.

Note 3:  Employee benefit plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans that allow employees to choose among various investment alternatives, including Modine stock.  The Company’s matching contribution is discretionary.  The Company matched 50 percent of the employees’ contribution up to 5 percent of employee contributions during fiscal 2012, fiscal 2011 and fiscal 2010.  Company contributions have an initial three-year vesting period.

Defined contribution plan: The Company maintains a domestic defined contribution plan that was established on January 1, 2004 and initially covered all eligible salaried employees hired after January 1, 2004.  Effective April 1, 2006, all salaried employees previously covered under the Modine Salaried Employee Pension Plan were eligible to participate in this plan.  Modine makes annual discretionary contributions based on a percentage of compensation, which is determined by management.  Employees can choose among various investment alternatives, including Modine stock.

Deferred compensation plan: The Company maintains a non-qualified deferred compensation plan for eligible employees.  The plan allows qualified employees to choose among various investment alternatives.  The Company’s matching contributions are participant-directed, similar to the 401(k) plans.

Modine’s expense recorded for the defined contribution employee benefit plans during fiscal 2012, 2011 and 2010 was $4,393, $4,327, and $4,662, respectively.

In addition, various Modine foreign subsidiaries have in place government-required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

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

The Company elected to contribute $11,500 and $17,927 to its U.S. pension plans during fiscal 2012 and 2011, respectively, which is included in other noncurrent assets and liabilities in the Consolidated Statements of Cash Flows.

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

During fiscal 2012, the Company recorded a postretirement curtailment gain of $304 related to the closure of the Camdenton, Missouri manufacturing facility.

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

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans were as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Pensions Plans		Postretirement Plans
Years ended March 31	2012	2011	2012	2011

Change in benefit obligation:
Benefit obligation at beginning of year	$245,967	$241,244	$6,585	$8,827
Service cost	1,400	1,919	42	46
Interest cost	13,860	13,737	347	337
Actuarial loss (gain)	35,651	2,923	517	(2,192)
Benefits paid	(13,743)	(14,789)	(497)	(749)
Settlement/curtailment adjustment	-	-	208	275
Medicare subsidy	-	-	44	41
Currency translation adjustment	(1,314)	933	-	-
Benefit obligation at end of year	$281,821	$245,967	$7,246	$6,585

Change in plan assets:
Fair value of plan assets at beginning of year	$182,050	$155,168	$-	$-
Actual return on plan assets	5,546	21,727	-	-
Benefits paid	(13,743)	(14,789)	(497)	(749)
Employer contributions	12,780	19,944	453	708
Medicare subsidy	-	-	44	41
Fair value of plan assets at end of year	$186,633	$182,050	$-	$-
Funded status at end of year	$(95,188)	$(63,917)	$(7,246)	$(6,585)

Amounts recognized in the consolidated balance sheet consist of:
Current liability	$(1,097)	$(991)	$(820)	$(618)
Noncurrent liability	(94,091)	(62,926)	(6,426)	(5,967)
	$(95,188)	$(63,917)	$(7,246)	$(6,585)
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net actuarial loss	$154,428	$115,731	$(448)	$(1,197)
Prior service credit	-	-	(2,944)	(4,910)
	$154,428	$115,731	$(3,392)	$(6,107)

The accumulated benefit obligation for all defined benefit pension plans was $280,254 and $244,504 as of March 31, 2012 and 2011, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets consist of the following:

Years ended March 31	2012	2011

Projected benefit obligation	$281,821	$245,967
Accumulated benefit obligation	280,254	244,504
Fair value of the plan assets	186,633	182,050

Costs for Modine’s pension and postretirement benefit plans include the following components:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

	Pension Plans			Postretirement Plans
Years ended March 31	2012	2011	2010	2012	2011	2010

Components of net periodic benefit costs:
Service cost	$1,400	$1,919	$2,014	$42	$46	$75
Interest cost	13,860	13,737	14,530	347	337	527
Expected return on plan assets	(15,599)	(15,223)	(15,118)	-	-	-
Amortization of:
Unrecognized net loss (gain)	6,967	7,670	2,543	(24)	(113)	(33)
Unrecognized prior service cost (credit)	-	356	373	(1,662)	(1,780)	(2,374)
Adjustment for settlement/curtailment	-	1,646	633	(304)	(2,075)	(1,217)
Net periodic benefit cost (income)	$6,628	$10,105	$4,975	$(1,601)	$(3,585)	$(3,022)

Other changes in plan assets and benefit obligation recognized in other comprehensive income:
Net actuarial (gain) loss	$45,664	$(3,764)	$19,644	$725	$(2,192)	$(822)
Prior service (credits) costs	-	(1,616)	97	304	2,314	1,253
Reversal of amortization items:
Net actuarial loss (gain)	(6,967)	(7,670)	(3,111)	24	113	33
Prior service costs (credit)	-	(356)	(373)	1,662	1,780	2,374
Total recognized in other comprehensive (income) loss	$38,697	$(13,406)	$16,257	$2,715	$2,015	$2,838

Total recognized in net periodic benefit costs and other comprehensive income	$45,325	$(3,301)	$21,232	$1,114	$(1,570)	$(184)

The estimated net actuarial loss for the pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost over the next fiscal year is $5,025.  The estimated prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit credit over the next fiscal year is $1,488.

The weighted–average assumptions used to determine Modine’s benefit obligation under the plans are detailed as follows:

Years ended March 31	2012		2011
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	4.86%	5.00%	5.83%	5.75%
Postretirement plans:
Discount rate	4.35%	N/A	5.35%	N/A

The weighted-average assumptions used to determine Modine's costs under the plans are detailed as follows:

Years ended March 31	2012		2011		2010
	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans	U.S. Plans	Foreign Plans
Pension plans:
Discount rate	5.83%	5.75%	5.93%	5.00%	7.73%	6.10%
Expected return on plan assets	8.00%	N/A	8.10%	N/A	7.90%	N/A
Postretirement plans:
Discount rate	5.35%	N/A	5.38%	N/A	7.35%	N/A

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

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets.  Modine's U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2012 and 2011 by category, and the target allocation for the years ended March 31, 2012 and 2011 are summarized below:

	Target allocation		Plan assets
	2012	2011	2012	2011

Equity securities	55%	55%	56%	56%
Debt securities	38%	38%	37%	38%
Alternative assets	5%	5%	5%	5%
Cash	2%	2%	2%	1%
	100%	100%	100%	100%

Due to market conditions and other factors including timing of benefit payments, actual asset allocation may vary from the target allocation outlined above.  The assets are periodically rebalanced to the target allocations.  There were no shares of Modine common stock included in the plan assets at the end of fiscal 2012 and 2011.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2012, Modine assumed a rate of return of 8.0 percent for purposes of determining the U.S. pension plan expense.  For fiscal year 2013 U.S. pension plan expense, Modine has assumed a rate of 8.0 percent, net of administrative expenses.

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

Years ended March 31	2012	2011

Healthcare costs trend rate assumed for next year (pre-65)	7.5%	8.0%
Healthcare costs trend rate assumed for next year (post-65)	7.5%	8.0%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2017	2017

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans.  A one percentage point change in assumed healthcare cost trend rates would have the following effects:

	One percentage point
Year ended March 31, 20112	Increase	Decrease

Effect on total of service and interest cost	$8	$(8)
Effect on postretirement benefit obligation	171	(158)

The funding policy for domestic qualified pension plans is to contribute annually at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable law and regulation.  Modine anticipates that it will make contributions of $22,350 to these plans during fiscal 2013.

The estimated benefit payments, which reflect future service, as appropriate, for the next ten fiscal years are as follows:

Years ended March 31
Pension
2013	$13,724
2014	14,179
2015	14,778
2016	15,528
2017	16,185
2018-2022	90,381

Note 4:  Operating leases

Modine leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $8,966 in fiscal 2012, $8,849 in fiscal 2011 and $10,436 in fiscal 2010.

Future minimum rental commitments at March 31, 2012 under non-cancelable operating leases are as follows:

Years ending March 31

2013	$5,541
2014	4,038
2015	2,539
2016	2,089
2017	1,908
2018 and beyond	5,121
Total future minimum rental commitments	$21,236

Note 5:  Other expense (income) – net

Other expense (income) – net was comprised of the following:

Years ended March 31	2012	2011	2010

Equity in loss (earnings) of non-consolidated affiliates	$130	$(469)	$101
Interest income	(748)	(709)	(665)
Foreign currency transactions	7,792	(2,304)	(3,399)
Other non-operating income - net	(44)	(143)	(1,623)
Total other expense (income) - net	$7,130	$(3,625)	$(5,586)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

For the year ended March 31, 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for $4,860, resulting in a gain of $1,465 included in other non-operating income – net.

Foreign currency transactions for the years ended March 31, 2012, 2011 and 2010 were primarily comprised of foreign currency transaction (losses) gains on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency.

Note 6:  Income taxes

The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and the income tax expense consisted of the following:

Years ended March 31	2012	2011	2010

Components of earnings (loss) from continuing operations before income taxes:
United States	$17,188	$(27,462)	$(42,676)
Foreign	30,723	40,285	29,504
Total earnings (loss) from continuing operations before income taxes	$47,911	$12,823	$(13,172)
Income tax expense (benefit):
Federal:
Current	$-	$(3,701)	$(273)
Deferred	312	2,727	2,240
State:
Current	299	284	(283)
Deferred	(255)	(2,626)	(2,182)
Foreign:
Current	8,330	12,193	7,344
Deferred	1,245	(4,334)	2,827
Total income tax expense	$9,931	$4,543	$9,673

The Company allocates income tax expense between continuing operations, discontinued operations, and other comprehensive income.  Accounting for income taxes is applied by tax jurisdiction, and in periods in which there is loss from continuing operations before income taxes and pre-tax income in other categories (e.g., discontinued operations or other comprehensive income), income tax expense is first allocated to the other sources of income, with a related tax benefit recorded in continuing operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Income tax expense attributable to earnings (loss) from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

Years ended March 31	2012	2011	2010

Statutory federal tax	35.0%	35.0%	(35.0%)
State taxes, net of federal benefit	(0.1)	(19.0)	(16.5)
Taxes on non-U.S. earnings and losses	(3.1)	3.2	4.6
Valuation allowance	2.1	84.6	79.7
Tax credits	(19.2)	(84.3)	(3.9)
Deferred tax adjustments	-	-	12.2
Foreign tax rate changes	0.6	(4.5)	-
Reserve for uncertain tax positions	1.9	4.2	(4.4)
Brazilian interest on equity	(1.0)	(7.4)	-
Dividend repatriation	4.4	23.0	26.1
Other	0.1	0.6	10.6
Effective tax rate	20.7%	35.4%	73.4%

The Other category for the years ended March 31, 2012, 2011 and 2010 includes such items as foreign withholding taxes, state tax refunds, foreign currency and certain incentive awards.

During fiscal 2012, the Company recorded a valuation allowance of $1,027 against net deferred tax assets as a result of a $4,346 increase to the valuation allowance in certain foreign jurisdictions offset by a $3,319 reduction to the valuation allowance in the U.S.  The foreign increase in valuation allowance was largely related to cumulative losses in Austria and India based on the determination that it was more likely than not that the net deferred tax assets in these jurisdictions will not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for the valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  During the current fiscal year, the U.S. taxing jurisdiction experienced improved pretax domestic earnings and has for the first time in recent years recorded annual pretax earnings rather than pretax losses.  It is possible that by the end of fiscal 2013, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position, thereby removing significant negative evidence concerning valuation allowance.  Throughout fiscal 2013 all positive and negative evidence will be further analyzed in order to determine the propriety of the valuation allowance against the net deferred tax assets of this jurisdiction. Also during fiscal 2012, the Company satisfied requirements under Hungarian regulations necessary to obtain an additional development tax credit in Hungary and as a result, based upon its current capital investment, recorded a $4,408 tax benefit, which significantly impacted its effective tax rate for the year.

During fiscal 2011, the Company satisfied the labor requirement under Hungarian regulations  necessary to obtain a development tax credit in Hungary and as a result recorded a $7,774 tax benefit which significantly benefited the change in the effective tax rate from fiscal 2010 to 2011. For the year ended March 31, 2011, the effective tax rate was also favorably impacted by the implementation of a tax planning action, interest on equity, which allows our Brazilian operation to deduct as interest expense, subject to withholding tax, payments based on net equity made by the operation to the Company.

During fiscal 2010, the Company completed restructuring actions in various foreign tax jurisdictions in which distributions were made, characterized as taxable dividends, which affected the effective tax rate by $3,438 or 26.1 percent.  In addition, the Company recorded a one-time adjustment of $1,607 to prior year deferred taxes in the U.S. which had a 12.2 percent impact on the effective tax rate.  Both the dividends and deferred tax adjustments were fully offset by a valuation allowance.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

March 31	2012	2011

Deferred tax assets:
Accounts receivable	$494	$414
Inventories	4,865	5,370
Plant and equipment	18,988	19,472
Employee benefits	77,462	65,446
Net operating loss, capital loss and credit carryforwards	96,894	86,809
Other, principally accrued liabilities	15,286	20,441
Total gross deferred tax assets	213,989	197,952
Less: valuation allowance	146,763	129,604
Net deferred tax assets	67,226	68,348

Deferred tax liabilities:
Pension	31,245	29,003
Goodwill	5,359	5,873
Plant and equipment	24,151	26,391
Other	7,486	6,710
Total gross deferred tax liabilities	68,241	67,977
Net deferred tax (liability) asset	$(1,015)	$371

The valuation allowance increased by $17,159 in fiscal 2012, primarily related to increases in the valuation allowance against the net U.S. deferred tax assets of $12,912; the net deferred tax assets in Austria of $2,821;  the net deferred tax assets in India of $2,344, offset by a reduction in the valuation allowance in Germany of $888.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011

Balance, April 1	$5,305	$4,475
Gross increases - tax positions in prior period	3,611	380
Gross decreases - tax positions in prior period	(3,756)	-
Gross increases - tax positions in current period	510	278
Gross decreases - tax positions in current period	(388)	-
Settlements	(1,731)	-
Lapse of statute of limitations	-	(30)
Foreign currency impact	(292)	202
Balance, March 31	$3,259	$5,305

The Company’s total gross liability for unrecognized tax benefits as of March 31, 2012 is $3,259, and if recognized, only $142 of this amount would have an effect on the effective tax rate as $3,117 of the unrecognized tax benefits are offset by a corresponding increase to the valuation allowance and therefore would have no effect on the effective tax rate.

During fiscal 2005, a German lower court ruling disallowed certain deductions for trade tax purposes.  Based on this ruling the Company established an uncertain tax position contingency for additional trade tax liability and interest. During fiscal 2012, German Supreme Court affirmed the lower court finding and as a result the uncertain tax position contingency was reversed.  The Company filed amended tax returns for the fiscal years 2005 through 2010 resulting in an additional trade tax liability and interest owed of $2,044.  In addition, certain years were allowed a corporation income tax deduction for trade tax which results in a refund of corporation income tax and interest receivable of $388.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2012, a benefit of $175 for interest and penalties was included as a component of income tax expense in the consolidated statement of operations.  At March 31, 2012, $210 of accrued interest and penalties are included in the consolidated balance sheet.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2012, the Company was not engaged in any routine income tax examinations by any federal taxing authority.  Notification, however, was received of a tax audit in Germany commencing in fiscal 2013 covering fiscal years 2006 through 2010.  The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statute of limitations.

The following tax years remain subject to examination by the respective major tax jurisdictions:

Austria	Fiscal 2007 - 2011
Brazil	Fiscal 2006 - 2011
Germany	Fiscal 2006 - 2011
United States	Fiscal 2009 - 2011

At March 31, 2012, the Company has foreign tax credit carry forwards of $4,990 that, if not utilized against domestic taxes, will expire between 2015 and 2017. The Company also has federal and state research and development tax credits of $13,942 that, if not utilized against domestic taxes, will expire between 2018 and 2031.  The Company also has various state and local tax loss carry forwards of $191,471 that, if not utilized against state apportioned taxable income, will expire at various times during the years 2013 through 2032.  In addition, the Company has tax loss carry forwards of $267,815 in various tax jurisdictions throughout the world.  Certain of these carryforwards, primarily in the U.S. and Germany, are offset by a valuation allowance.  If not utilized against taxable income, $182,333 of these tax losses will expire at various times during the years 2014 through 2032 and $85,482 will not expire due to an unlimited carry-forward period.

At March 31, 2012, the Company had provided $140 of U.S. tax on undistributed earnings of certain joint equity investment companies considered not permanently reinvested. During the fourth quarter of fiscal year 2012, the Company changed its permanently reinvested assertion in connection with certain European subsidiaries and as a result the undistributed earnings of these subsidiaries is not deemed permanently reinvested and the Company recorded a deferred tax liability of $699 related thereto.  Undistributed earnings are considered permanently reinvested in the remaining foreign operations totaling $496,306, and no provision has been made for any taxes that would be payable upon the distribution of such earnings.

As further discussed in Note 12, the loss from discontinued operations has been presented net of income tax expense of $0, $0 and $538 for the fiscal years ended March 31, 2012, 2011 and 2010 respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 7:  Earnings per share

The computational components of basic and diluted earnings per share are summarized below:

Years Ended March 31	2012	2011	2010

Basic:
Earnings (loss) from continuing operations	$37,980	$8,280	$(22,845)
Less: Net earnings attributable to noncontrolling interest	(343)	-	-
Earnings (loss) from continuing operations attributable to Modine	37,637	8,280	(22,845)
Less: Undistributed earnings attributable to unvested shares	(153)	(36)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	37,484	8,244	(22,845)
Net earnings (loss) from discontinued operations	824	(3,047)	(8,981)
Less: Undistributed earnings attributable to unvested shares	(3)	-	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	821	(3,047)	(8,981)
Net earnings (loss) available to Modine common shareholders	$38,305	$5,197	$(31,826)

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,477	46,167	39,298

Earnings (loss) from continuing operations per common share	$0.81	$0.18	$(0.58)
Net earnings (loss) from discontinued operations per common share	0.02	(0.07)	(0.23)
Net earnings (loss) per common share - basic	$0.83	$0.11	$(0.81)

Diluted:
Earnings (loss) from continuing operations	$37,980	$8,280	$(22,845)
Less: Net earnings attributable to noncontrolling interest	(343)	-	-
Earnings (loss) from continuing operations attributable to Modine	37,637	8,280	(22,845)
Less: Undistributed earnings attributable to unvested shares	(106)	(19)	-
Net earnings (loss) from continuing operations available to Modine common shareholders	37,531	8,261	(22,845)
Net earnings (loss) from discontinued operations	824	(3,047)	(8,981)
Less: Undistributed earnings attributable to unvested shares	(2)	-	-
Net earnings (loss) from discontinued operations available to Modine common shareholders	822	(3,047)	(8,981)
Net earnings (loss) available to Modine common shareholders	$38,353	$5,214	$(31,826)

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,477	46,167	39,298
Effect of dilutive securities	404	562	-
Weighted average shares outstanding - diluted	46,881	46,729	39,298

Earnings (loss) from continuing operations per common share	$0.80	$0.18	$(0.58)
Net earnings (loss) from discontinued operations per common share	0.02	(0.07)	(0.23)
Net earnings (loss) per common share - diluted	$0.82	$0.11	$(0.81)

For the years ended March 31, 2012, 2011 and 2010, the calculation of diluted earnings per share excludes 1,112, 1,493 and 2,094 stock options, respectively, and 416, 177 and 106 restricted stock awards, respectively, as these shares were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 8:  Cash and cash equivalents

Under Modine’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the amount of those un-presented checks is included in accounts payable.  These credit balances included in accounts payable were $48 and $0 at March 31, 2012 and 2011, respectively.

All short-term investments at March 31, 2012 and 2011 that had an initial duration of less than three months were recorded as cash equivalents.  The recorded amount of these cash equivalents approximated fair value based on the short maturity of these instruments.

Note 9:  Inventories

Inventories consisted of the following:

March 31	2012	2011

Raw materials and work in process	$88,632	$93,306
Finished goods	32,187	29,323
Total inventories	$120,819	$122,629

Note 10:  Property, plant and equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

March 31	2012	2011

Land	$11,818	$12,654
Buildings and improvements (10-40 years)	249,659	261,047
Machinery and equipment (3-12 years)	682,624	656,851
Office equipment (3-10 years)	95,954	110,501
Transportation equipment (3-9 years)	3,501	3,615
Construction in progress	49,147	58,016
	1,092,703	1,102,684
Less accumulated depreciation	(680,644)	(672,389)
Net property, plant and equipment	$412,059	$430,295

Depreciation expense totaled $57,081, $55,827 and $63,936 for the years ended March 31, 2012, 2011 and 2010, respectively.

Impairment charges of $330 were recorded during fiscal 2012 in the Original Equipment – Europe segment within SG&A expenses.

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

The Company conducted an assessment for the impairment of certain property, plant and equipment within each of the segments in fiscal 2010 based on certain triggering events during the year.  During this assessment, certain long-lived assets were deemed to be impaired and a write-down to fair value was considered necessary.  As a result, impairment charges of $6,548 were recorded during fiscal 2010.  The impairment charges included $5,343 related to assets in the Original Equipment – North America segment for a facility with projected cash flows unable to support its asset base, for assets related to a held-for-sale facility with projected cash flows unable to support its asset base and other impairment charges for specific assets that became idle during fiscal 2010 and were no longer being utilized by the Company.  Impairment charges also included $1,027 related to assets in the Original Equipment – Europe segment for assets specific to a program that were not expected to generate future cash flows and other impairment charges for specific assets that became idle during fiscal 2010 and were no longer being utilized by the Company.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Gains and losses related to the disposal of property, plant and equipment are recorded in SG&A expenses.  Total (losses) gains related to the disposal of property, plant and equipment were $(2,791), $3,448 and $656 for the years ended March 31, 2012, 2011 and 2010, respectively.

Assets held for sale of $2,450, classified within other noncurrent assets, at March 31, 2012 and March 31, 2011 consists of certain facilities that the Company has closed within the Original Equipment – North America segment.  During fiscal 2011, the Company sold three held for sale facilities in the Original Equipment – North America and Original Equipment – Europe segments for net proceeds of $8,841 and recognized a gain on these sales of $3,258.  The Company is currently marketing two remaining facilities for sale in the Original Equipment – North America segment.

Note 11:  Investment in affiliates

Investments in non-consolidated affiliates are accounted for under the equity method, and consisted of the following:

March 31		2012	2011
	Percent-owned
Nikkei Heat Exchanger Company, Ltd. (Japan)	50%	$3,728	$3,863

During fiscal 2010, the Company sold its 50 percent ownership of Anhui Jianghaui Mando Climate Control Co. Ltd. for cash proceeds of $4,860, resulting in a gain of $1,465.  Also during fiscal 2010, the Company sold its 41 percent investment in Construction Mechaniques Mota, S.A. to its joint venture partner for a promissory note in the amount of 3,350 euro ($4,526 U.S. equivalent), which is being paid in installments.

At March 31, 2012, the investment in Nikkei Heat Exchanger Company, Ltd. is equal to the Company's investment in the underlying assets.

The result of operations for Nikkei Heat Exchanger Company, Ltd. is reported in the consolidated financial statements using a one-month reporting delay.  Equity in earnings from non-consolidated affiliates is reported under other expense (income) – net in the consolidated statements of operations.  The (loss) earnings for fiscal years ended March 31, 2012, 2011 and 2010 were ($130), $469 and ($101), respectively.

Note 12:  Discontinued operations

On December 23, 2009, the Company sold 100 percent of the shares of the South Korea-based vehicular HVAC business for net cash proceeds of $10,515.  The Company recorded a loss on sale, net of taxes, of $611 during fiscal 2010.  The Company recorded an additional loss on the sale, net of taxes, of $115 during fiscal 2011 related to legal fees incurred in conjunction with the sale.  In fiscal 2010, the Company recognized a loss of $7,646 on the South Korean asset group to reduce their carrying value to the estimated fair value, less costs to sell.

Note 13:  Restructuring, plant closures and other related costs

During fiscal 2008, the Company announced the closure of three U.S. manufacturing plants in Camdenton, Missouri; Pemberville, Ohio; and Logansport, Indiana, along with the Tübingen, Germany facility.  During the third quarter of fiscal 2010, the Company announced the closure of its Harrodsburg, Kentucky manufacturing facility.  These measures were aimed at realigning the Company’s manufacturing operations, improving profitability and strengthening global competitiveness.  The Tübingen, Germany and the Pemberville, Ohio facility closures were completed during fiscal 2010.  The Harrodsburg, Kentucky and Logansport, Indiana facility closures were completed during fiscal 2011.  The Camdenton, Missouri closure was completed in the fourth quarter of fiscal 2012.

Since the commencement of these plant closures and previous workforce reductions, the Company has incurred $33,284 of termination charges and $22,548 of other closure costs, in the aggregate.  No further additional costs are anticipated to be incurred.  Total additional cash expenditures of approximately $595 are anticipated related to these closures.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Changes in the accrued restructuring liability for the years ended March 31, 2012 and 2011 were comprised of the following related to the above-described restructuring activities:

	2012	2011
Termination Benefits:
Balance, April 1	$1,301	$4,740
Additions	7	103
Adjustments	(97)	(378)
Effect of exchange rate changes	(1)	13
Payments	(615)	(3,177)
Balance, March 31	$595	$1,301

The following is the summary of restructuring and other repositioning costs recorded related to the programs announced during the years ended March 31, 2012, 2011 and 2010:

	2012	2011	2010
Restructuring (income) charges:
Employee severance and related benefits	$(90)	$(275)	$(679)

Other repositioning costs:
Pension curtailment charges	-	1,616	-
Postretirement curtailment gain	(304)	(2,075)	(1,217)
Miscellaneous other closure costs	1,285	3,927	7,939
Total other repositioning costs	981	3,468	6,722
Total restructuring and other repositioning costs	$891	$3,193	$6,043

The total restructuring and other repositioning costs of $891 were recorded in the consolidated statement of operations for the year ended March 31, 2012 as a component of cost of sales.  The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to the completion of required retention periods.

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2011 as follows: $3,109 was recorded as a component of cost of sales and $84 was recorded as a component of SG&A expenses.

The total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the year ended March 31, 2010 as follows: $5,125 was recorded as a component of cost of sales and $918 was recorded as a component of SG&A expenses.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 14:  Goodwill

The changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	March 31, 2010	Fluctuations in foreign currency	March 31, 2011	Fluctuations in foreign currency	March 31, 2012

OE - Asia
Gross goodwill	$520	$-	$520	$-	$520
Accumulated impairments	-	-	-	-	-
Net goodwill balance	520	-	520	-	520

OE - Europe
Gross goodwill	9,157	451	9,608	(564)	9,044
Accumulated impairments	(9,157)	(451)	(9,608)	564	(9,044)
Net goodwill balance	-	-	-	-	-

OE - North America
Gross goodwill	23,769	-	23,769	-	23,769
Accumulated impairments	(23,769)	-	(23,769)	-	(23,769)
Net goodwill balance	-	-	-	-	-

South America
Gross goodwill	13,869	1,240	15,109	(1,611)	13,498
Accumulated impairments	-	-	-	-	-
Net goodwill balance	13,869	1,240	15,109	(1,611)	13,498

Commercial Products
Gross goodwill	15,163	780	15,943	(28)	15,915
Accumulated impairments	-	-	-	-	-
Net goodwill balance	15,163	780	15,943	(28)	15,915

Total
Gross goodwill	62,478	2,471	64,949	(2,203)	62,746
Accumulated impairments	(32,926)	(451)	(33,377)	564	(32,813)
Net goodwill balance	$29,552	$2,020	$31,572	$(1,639)	$29,933

Goodwill is assessed for impairment by the Company annually or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of the reporting until below its carrying value.  The Company conducted its annual assessment for goodwill impairment in the fourth quarter of fiscal 2012 by applying a fair value-based test and determined that the fair value of the Company’s reporting units exceeded their respective book values.  In fiscal 2011 and 2010, the fair value of the Company’s reporting units also exceeded their respective book values.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Note 15:  Intangible assets

Intangible assets were comprised of the following:

	March 31, 2012			March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Trademarks	$9,064	$(4,180)	$4,884	$9,077	$(3,580)	$5,497
Other intangibles	402	(402)	-	444	(444)	-
Total amortized intangible assets	9,466	(4,582)	4,884	9,521	(4,024)	5,497
Unamortized intangible assets:
Tradename	921	-	921	1,036	-	1,036
Total intangible assets	$10,387	$(4,582)	$5,805	$10,557	$(4,024)	$6,533

The amortization expense for intangible assets for the fiscal years ended March 31, 2012, 2011 and 2010 was $609, $665 and $670, respectively.  The estimated amortization expense related to intangible assets is expected to be as follows:

Fiscal Year	Amortization Expense

2013	$604
2014	604
2015	604
2016	604
2017	604
2018 and beyond	1,864

Note 16:  Indebtedness

Long-term indebtedness was comprised of the following:

Type of issue	Interest rate percentage at March 31, 2012	Fiscal year of maturity	March 31, 2012	March 31, 2011

Various foreign denominated borrowings	Various	2013-2015	$2,319	$-

Denominated in U.S. dollars:
Fixed rate -
2020 Notes	6.83	2021	125,000	125,000
Variable rate -
Revolving credit facility	2.24	2015	9,000	6,500
			136,319	131,500
Capital lease obligations		2013-2029	6,666	7,344
			142,985	138,844
Less current portion			1,093	262
Total long-term debt			$141,892	$138,582

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

On March 15, 2012, the Company entered into the First Amendment to Amended and Restated Credit Agreement and Waiver with six financial institutions led by JPMorgan Chase Bank, N.A.  The agreement amended the existing four-year $145,000 revolving credit facility.  Modine entered into this agreement for purposes of obtaining more favorable pricing and more flexible covenants, modifying certain other provisions of the then existing credit agreement, and to obtain waivers for certain defaults relating to unfunded liabilities associated with the Company’s benefit plans. Under the terms of the amended agreement, interest is based on a variable interest rate of London Interbank Offered Rate (LIBOR) plus 150 to 250 basis points depending upon the Company’s Consolidated Total Debt to Consolidated Adjusted Earnings before Interest, Taxes, Depreciation and Amortization ratio (leverage ratio) for the then four preceding fiscal quarters.  As of March 31, 2012, the Company’s variable interest rate was LIBOR plus 200 basis points, or 2.24 percent.  The Company incurred $363 of fees to its creditors in conjunction with the First Amendment to Amended and Restated Credit Agreement and Waiver, which will be amortized as a component of interest expense over the four-year term of the facility.  At March 31, 2012, $9,000 was outstanding under the revolving credit facility.

On March 15, 2012, the Company also entered into the First Amendment to Note Purchase and Private Shelf Agreement and Wavier (Note Purchase Agreement) with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company.  Modine entered into this agreement for purposes of obtaining more flexible covenants, modifying certain other provisions of the original note purchase agreement to conform with the credit agreement, and obtaining waivers for certain defaults relating to unfunded liabilities associated with the Company’s benefit plans.

During fiscal 2011, the Company entered into the $125,000 Senior Notes, the proceeds of which were used to repay the then existing Senior Notes.  The Company recognized a loss of $17,866 on early extinguishment of debt as a component of interest expense, which included the prepayment of $16,570 and $1,296 of unamortized debt issuance costs.

Provisions in the Company’s Amended and Restated Credit Agreement and Note Purchase Agreement include restrictive covenants.  The Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a leverage ratio covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40,000 of cash restructuring and repositioning charges, not to exceed $20,000 in any fiscal year, and further adjusted to add back depreciation and amortization.  The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following ratios:

	Interest Expense Coverage Ratio Covenant (Not Permitted to Be Less Than):	Leverage Ratio Covenant (Not Permitted to Be Greater Than):
Fiscal quarter ending on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

After giving consideration to the amendments and waivers the Company received during the fiscal year, the Company was in compliance with its covenants as of March 31, 2012.

The Company has various other long-term fixed rate and variable rate notes at foreign locations as of March 31, 2012 with interest rates ranging from 1.11 percent to 5.20 percent and maturities from fiscal 2013 to fiscal 2015.

Long-term debt matures as follows:

Years ending March 31

2013	$1,093
2014	297
2015	10,781
2016	297
2017	8,297
2018 & beyond	122,220

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Modine also maintains credit agreements with foreign banks with outstanding balances of short term borrowings at March 31, 2012 and March 31, 2011 of $21,296 and $8,825, respectively.  The foreign unused lines of credit in Europe, Brazil and China at March 31, 2012 were approximately $37,257.  Domestic unused lines of credit at March 31, 2012, were $136,000.  In aggregate, the Company had total available lines of credit of $173,257 at March 31, 2012.

The fair value of the long-term debt is estimated by discounting the future cash flows at rates available to the Company for similar debt instruments of comparable maturities.  At March 31, 2012 and March 31, 2011, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $139,234 and $121,463, respectively.  The fair value of the Senior Notes is categorized within Level 2 of the hierarchy.  Refer to Note 19 for the definition of a Level 2 fair value measurement.

Interest expense charged to earnings was as follows:

Years ending March 31	2012	2011	2010

Gross interest cost	$12,565	$34,065	$24,162
Capitalized interest on major construction projects	(82)	(342)	(1,274)
Interest expense	$12,483	$33,723	$22,888

Note 17:  Concentrations of credit risk/financial instruments

The Company invests excess cash in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  In fiscal 2012, no customer accounted for ten percent or more of the total Company sales, while in fiscal 2011 and 2010, one customer accounted for ten percent or more of total Company sales.  Sales to the Company’s top ten customers were approximately 61 percent, 58 percent and 57 percent of total annual sales in fiscal 2012, 2011 and 2010, respectively.  At March 31, 2012, 2011 and 2010, approximately 54 percent, 48 percent and 47 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are influenced by many of the same market and general economic factors.  To reduce the credit risk, the Company performs periodic credit evaluations of each customer and actively monitors their financial condition and developing business news.  Collateral or advanced payments are generally not required, but may be used in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs for the periods presented have been below one percent of outstanding trade receivable balances at respective year-ends.  See Note 25 for further discussion on market, credit and counterparty risks.

The Company has certain foreign-denominated long-term inter-company loans that are sensitive to foreign exchange rates.  The Company has inter-company loans outstanding at March 31, 2012 as follows:

•	$12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through July 2012; and
•	$1,300 between two loans to its wholly owned subsidiary, Modine Thermal Systems Korea, with various maturity dates through April 2012.

These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments that hedge this exposure at March 31, 2012.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Commodity Derivatives: The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  Up until the fourth quarter of fiscal 2012, these contracts were designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts were deferred as a component of other comprehensive (loss) income, and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the future contracts used for aluminum hedging in the Original Equipment – North America segment became ineffective.  Accordingly, the Company de-designated these hedges and recorded the unrealized gain during the fourth quarter of fiscal 2012 of $420 within cost of goods sold.  The amounts recorded in AOCI prior to the de-designation will remain in AOCI until the underlying purchases of aluminum and copper impact earnings.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  The Company has not designated its forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other expense (income) – net.  Gains and losses on these foreign currency forward contracts are offset by gains and losses recorded on the underlying assets and liabilities.

Interest rate derivative: In fiscal 2007, the Company entered into forward starting swaps related to a private placement debt offering.  When the fixed interest rate of the private placement borrowing was locked, the Company terminated and settlement the forward starting swaps at a loss.  These interest rate derivatives were treated as cash flow hedges of forecasted transactions.  Accordingly, the loss was reflected as a component of accumulated other comprehensive (loss) income, and was being amortized to interest expense over the life of the borrowings.  In conjunction with the repayment of the then existing senior notes in fiscal 2011, the remaining unamortized balance for these interest rate derivatives of $1,606 was reflected as a component of interest expense.

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of March 31, 2012 and March 31, 2011 are as follows:

	Balance Sheet Location	March 31, 2012	March 31, 2011
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$156	$929
Commodity derivatives	Accrued expenses and other current liabilities	924	650

Derivatives not designated as hedges:
Foreign exchange contracts	Deferred income taxes and other current assets	$205	$-
Commodity derivatives - de-designated	Accrued expenses and other current liabilities	2,606	-

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The amounts recorded in accumulated other comprehensive (loss) income (AOCI) and in the consolidated statement of operations for the year ended March 31, 2012 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Recognized in Income
Designated derivative instruments:
Commodity derivatives	$88	Cost of sales	$1,914	$346
Total	$88		$1,914	$346

	Amount of Loss Recognized in AOCI	Location of (Gain) Loss Recognized in Income	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of (Gain) Loss Recognized in Income
Derivatives not designated:
Commodity derivatives - de-designated	$3,026	Cost of sales	$1,183	$(420)
Foreign exchange contracts	-	Other expense (income) - net	-	352
Total	$3,026		$1,183	$(68)

Approximately $2,500 of loss recognized in AOCI is expected to be reclassified from AOCI to cost of sales during the next twelve months.

The amounts recorded in AOCI and in the consolidated statement of operations for the year ended March 31, 2011 are as follows:

	Amount of Gain Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$335	Cost of sales	$(7)
Interest rate derivative	-	Interest expense	(1,751)
Total	$335		$(1,758)

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

At March 31, 2012, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities	$1,784	$12	$-	$1,796
Derivative financial instruments	-	361	-	361
Total assets	$1,784	$373	$-	$2,157

Liabilities:
Derivative financial instruments	$-	$3,530	$-	$3,530
Deferred compensation obligation	1,823	12	-	1,835
Total liabilities	$1,823	$3,542	$-	$5,365

At March 31, 2011, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities	$2,707	$13	$-	$2,720
Derivative financial instruments	-	929	-	929
Total assets	$2,707	$942	$-	$3,649

Liabilities:
Derivative financial instruments	$-	$650	$-	$650
Deferred compensation obligation	2,723	-	-	2,723
Total liabilities	$2,723	$650	$-	$3,373

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

U.S. pension plan assets
At March 31, 2012, the U.S. pension plan assets are classified as follows:

	Level 1	Level 2	Level 3	Total Assets

Money market investments	$-	$11,707	$-	$11,707
Common stocks	26,765	61	-	26,826
Corporate bonds	-	18,197	-	18,197
Exchanged traded funds	606	-	-	606
Foreign bonds	-	3,405	-	3,405
Pooled equity funds	67,500	12,091	-	79,591
Pooled fixed income funds	16,170	-	-	16,170
U.S. government and agency securities	-	29,321	-	29,321
Other	186	190	-	376
Total U.S. pension plan assets	$111,227	$74,972	$-	$186,199

At March 31, 2011, the U.S. pension plan assets were classified as follows:

	Level 1	Level 2	Level 3	Total Assets

Money market investments	$-	$11,583	$-	$11,583
Common stocks	28,005	76	-	28,081
Corporate bonds	-	18,079	-	18,079
Exchanged traded funds	1,693	-	-	1,693
Foreign bonds	-	3,234	-	3,234
Pooled equity funds	67,245	11,414	-	78,659
Pooled fixed income funds	14,251	-	-	14,251
U.S. government and agency securities	-	25,648	-	25,648
Other	235	96	-	331
Total U.S. pension plan assets	$111,429	$70,130	$-	$181,559

The fair value of money market investments have been determined to approximate their net asset values, with no discounts for credit quality or liquidity restrictions and are classified within Level 2 of the valuation hierarchy.  The fair value of common stocks, exchange traded funds, pooled equity funds and pooled fixed income funds are the market values from active markets (such as the NYSE) and are classified within Level 1 of the valuation hierarchy.  The fair value of certain common stocks, corporate bonds, foreign bonds, pooled equity funds and U.S. government and agency securities are valued based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, they are valued through matrix pricing models developed by sources considered by management to be reliable.  These are classified within Level 2 of the valuation hierarchy.  In addition to the above-listed pension plan assets, there was $434 and $491 of accrued interest and dividends included in the total plan assets for the years ended March 31, 2012 and March 31, 2011, respectively.

Note 20:  Product warranties, guarantees and other commitments

Product warranties: Modine provides product warranties for its assorted product lines, with warranty periods generally ranging from one to ten years, with the majority falling within a two-to-four year time period.  The Company accrues for estimated future warranty costs in the period in which the sale is recorded, and warranty expense estimates are forecasted based on the best information available using analytical and statistical analysis of both historical and current claim data.  These expenses are adjusted when it becomes probable that expected claims will differ from initial estimates recorded at the time of the sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Changes in the warranty liability were as follows:

Years ended March 31	2012	2011

Balance, April 1	$14,681	$13,126
Accruals for warranties issued in current period	6,566	6,611
(Reversals) accruals related to pre-existing warranties	(1,095)	1,516
Settlements made	(8,334)	(6,906)
Effect of exchange rate changes	(433)	334
Balance, March 31	$11,385	$14,681

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with the transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2012 is not material.

Commitments: At March 31, 2012, the Company had capital expenditure commitments of $14,682.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with new program launches in Asia.  The Company utilizes consignment inventory arrangements with certain vendors in the normal course of business, under which the suppliers maintain certain inventory stock at the Company's facilities or at other outside facilities.  In these cases, the Company has agreements with the vendor to use the material within a specific period of time.

Note 21:  Common and treasury stock

Following is a summary of common and treasury stock activity for the years ended March 31, 2010, 2011 and 2012:

	Common stock		Treasury stock at cost
	Shares	Amount	Shares	Amount

Balance, March 31, 2009	32,790	$20,494	(549)	$(13,897)
Purchase of treasury stock	-	-	(5)	(25)
Public offering	13,800	8,625	-	-
Stock options and awards	225	141	-	-
Balance, March 31, 2010	46,815	29,260	(554)	(13,922)
Purchase of treasury stock	-	-	(5)	(78)
Stock options and awards	290	180	-	-
Balance, March 31, 2011	47,105	29,440	(559)	(14,000)
Purchase of treasury stock	-	-	(35)	(505)
Stock options and awards	256	160	-	-
Balance, March 31, 2012	47,361	$29,600	(594)	$(14,505)

On September 30, 2009, the Company completed a public offering of 13,800 shares of its common stock at a price of $7.15 per share.  Cash proceeds were $92,858 after deducting underwriting discounts, commissions, legal, accounting and printing fees of $5,812.

The Company announced a common share repurchase program on May 18, 2005 approved by the Board of Directors which was a dual purpose program authorizing the repurchase of up to five percent of the Company’s outstanding common stock, as well as the indefinite buy-back of additional shares to offset dilution from Modine’s incentive stock plans.  The five percent portion of this program was completed in fiscal 2006.  No shares were repurchased under the anti-dilution portion of this program during fiscal 2010, 2011 and 2012.

During fiscal 2012, 2011 and 2010, the Company repurchased 35, 5 and 5 shares of stock, respectively, for a cost of $505, $78 and $25, respectively.  Pursuant to its equity compensation plans, the Company gave participants the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company is allowed to make purchases of common stock under the First Amendment to Amended and Restated Credit Agreement with its primary lenders and the First Amendment to the Note Purchase and Private Shelf Agreement with the senior Note Holders.

Note 22:  Accumulated other comprehensive loss

Comprehensive (loss) income includes net earnings (loss) attributable to Modine, foreign currency translation adjustments, the change in benefit plan adjustment and the effective portion of a cash flow hedge, net of tax that are currently presented as a component of shareholders’ equity.  The Company’s total comprehensive income (loss) was ($28,991), $32,647 and ($19,342) fiscal 2012, 2011 and 2010, respectively.

The components of accumulated other comprehensive (loss) income at year end was as follows:

March 31	2012	2011

Unrealized foreign currency translation adjustments	$34,910	$57,510
Net loss on derivative instruments designated as cash flow hedge, net of tax	(3,730)	(281)
Defined benefit plans, net of tax	(121,486)	(80,083)
Accumulated other comprehensive loss	$(90,306)	$(22,854)

Note 23:  Stock purchase, option and award plans

The Company’s long-term stock-based incentive plans for employees consist of the following: (1) a discretionary stock option program for top managers and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of a stock option component, restricted stock component granted for retention and performance and discretionary unrestricted stock.  In fiscal 2010, there was no performance component of the long-term incentive compensation program.  The performance component of the long-term incentive compensation program initiated in fiscal 2011 is based on a target compound annual growth rate in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period (weighted at 60 percent) and a target return on average capital employed (ROACE) at the end of the three-year period (weighted at 40 percent).  Adjusted EBITDA is defined as earnings (loss) from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges and further adjusted to add back depreciation and amortization expense.  ROACE is defined as net earnings adding back after tax interest expense and adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges; divided by the average total debt, less cash, plus shareholders’ equity.  The performance component of the long-term incentive compensation program initiated in fiscal 2012 is based on a three-year average ROACE and a target improvement in economic profit at the end of the three-year performance period, with each weighted at 50 percent.  For purposes of the fiscal 2012 performance shares, ROACE is adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges in excess of $4,000; divided by the average total debt plus shareholders’ equity.  Economic profit is defined as ROACE minus a fixed weighted average cost of capital, multiplied by total debt plus shareholders’ equity.

In addition to the long-term stock-based incentive plans for employees, stock options and stock awards may be granted to non-employee directors.  The Board and the Officer Nomination and Compensation Committee, as applicable, have broad discretionary authority to set the terms of the awards of stock under the Company’s 2008 Incentive Compensation Plan.  Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant.  Unrestricted stock awards granted vest immediately.

The fulfillment of equity-based grants is currently being accomplished through the issuance of new common shares.  Under the Company’s 2008 Incentive Compensation Plan, 3,696 shares are available for the granting of additional options and awards at March 31, 2012.

Accounting guidance for stock-based compensation requires the cash flow resulting from the tax deductions in excess of the compensation cost recognized for stock-based incentive plans (excess tax benefits) to be classified as financing cash flows.  As of March 31, 2012, $810 of carryforwards related to windfall tax benefits are available to be recorded in additional paid-in capital when realized.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Stock Options:  The fair value of the option awards is estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions for stock options granted in fiscal 2012, 2011 and 2010:

	2012	2011	2010
Weighted average fair value of options	$10.45	$6.43	$3.34
Risk-free interest rate	1.93%	2.36%	3.19%
Expected volatility of the Company's stock	79.56%	77.99%	72.95%
Expected dividend yield on the Company's stock	0.00%	0.00%	0.00%
Expected life of options - years	6.3	6.3	6.1

Stock options granted have an exercise price equal to the fair market value of the common stock on the date of grant.  The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted.  The expected volatility assumption was derived by referring to changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield is 0% as the Company does not anticipate paying dividends over the expected life of the options.  The Company anticipates reinvesting its cash flows into the operations of the business over the expected life of the options.  The expected lives of the awards are based on historical patterns and the terms of the options.  All options granted vest 25% at grant date and 25% annually thereafter for the next three years.  A pre-vesting forfeiture rate of 2.5% was used for these periods as an estimate of expected forfeitures prior to completing the required service period.

Compensation expense recorded in fiscal 2012, 2011 and 2010 related to stock options was $1,335, $1,564 and $1,052 respectively.  The total fair value of stock options vesting during the year ended March 31, 2012 was $1,213.  As of March 31, 2012, the total compensation expense not yet recognized related to non-vested stock options was $1,328 and the weighted average period in which the remaining expense is expected to be recognized is approximately 1.9 years.

A summary of the stock option activity for the years ended March 31, 2012, 2011 and 2010 is as follows:

Years ended March 31	2012		2011		2010
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding, April 1	2,298	$17.84	2,657	$20.05	2,472	$24.51
Granted	140	14.90	304	8.58	666	5.01
Exercised	(82)	5.60	(144)	10.22	(48)	5.18
Forfeited or expired	(540)	23.87	(519)	25.92	(433)	24.04
Outstanding, March 31	1,816	$16.37	2,298	$17.84	2,657	$20.05

Exercisable, March 31	1,503	$17.82	1,887	$20.32	2,237	$22.84

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The accompanying table summarizes information about stock options outstanding at March 31, 2012:

	Options Outstanding				Options Exercisable
Range of exercise prices	Shares	Weighted average remaining contractual life (years)	Weighted average exercise price	Aggregate intrinsic value	Shares	Weighted average exercise price	Aggregate intrinsic value
$5.01 - $14.43	949	6.9	$8.25	$1,731	736	$8.68	$1,251
$14.44 - $21.17	327	4.2	18.01	-	227	19.36	-
$21.18 - $27.89	143	4.1	27.22	-	143	27.22	-
$27.90 - $32.61	397	2.4	30.48	-	397	30.48	-
$5.01 - $32.61	1,816	5.2	$16.37	$1,731	1,503	$17.82	$1,251

The aggregate intrinsic value in the preceding table represents the pre-tax difference between the closing price of Modine common shares on the last trading day of fiscal 2012 over the exercise price of the stock option, multiplied by the number of options outstanding or exercisable.  The aggregate value shown is not recorded for financial statement purposes and the value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during the years ended March 31, 2012, 2011 and 2010 were as follows:

Years ended March 31	2012	2011	2010

Intrinsic value of stock options exercised	$243	$703	$297
Proceeds from stock options exercised	$457	$1,467	$250

Restricted Stock:  A summary of the restricted stock activity for the fiscal years ended March 31, 2012, 2011 and 2010 is as follows:

Years ended March 31	2012		2011		2010
	Weighted	Shares	Weighted	Shares	Weighted	Shares
	average	subject to	average	subject to	average	subject to
	price	restrictions	price	restrictions	price	restrictions
Non-vested balance, April 1	$7.56	202	$8.03	163	$20.98	91
Granted	13.97	182	8.97	159	5.45	208
Vested	14.65	(132)	10.14	(118)	13.09	(105)
Forfeited	8.28	(13)	5.01	(2)	11.12	(31)
Non-vested balance, March 31	$8.49	239	$7.56	202	$8.03	163

At March 31, 2012, Modine had approximately $1,847 of total unrecognized compensation cost related to non-vested restricted stock.  The cost is expected to be recognized over a weighted average period of 3.1 years.  The amounts charged to operations using straight-line amortization in fiscal 2012, 2011 and 2010 were $1,136, $1,017, and $1,399, respectively.  Under the Company’s restricted award provisions, employees of foreign subsidiaries can immediately sell their shares once the shares vest.  There were no sales of restricted stock by employees of foreign subsidiaries in fiscal 2012, 2011 or 2010.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

There was no performance component of the long-term incentive compensation program in fiscal 2010.  For the program initiated in fiscal 2011, the performance award was based on a target compound annual growth rate in adjusted EBITDA over a three-year period and a target ROACE at the end of the three-year period.  The Company currently considers the attainment of one of these performance targets to be probable.  For the program initiated in fiscal 2012, the performance award was based on a target three-year average ROACE (as adjusted) and a target improvement in economic profit at the end of the three-year performance period.  The Company currently does not consider the attainment of these performance targets to be probable.

For the years ended March 31, 2012, 2011, and 2010, Modine recorded compensation income of $839 and compensation expense of $1,411 and $274, respectively, related to the performance awards.  At March 31, 2012, Modine had approximately $1,268 of total unrecognized compensation cost related to unvested performance-based restricted stock.  That cost is expected to be recognized over a weighted average period of 1.0 year.

Note 24:  Segment and geographic information

Modine’s product lines consist of heat-transfer components and systems.  Modine serves the vehicular; industrial and building heating, ventilating and air conditioning original-equipment markets.  The Company has five reportable segments, as follows:

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

Each Modine segment is managed at the vice-president or managing director level and has separate financial results reviewed by the Company’s chief operating decision makers.  These results are used by management in evaluating the performance of each business segment, and in making decisions on the allocation of resources among the Company’s various businesses.  The segment results include certain allocations of Corporate selling, general and administrative expenses, and the significant accounting policies of the segments are the same as those of Modine as a whole.  In addition, the segment data is presented on a continuing operations basis, except where noted.

During fiscal 2012, the Company implemented certain management reporting changes resulting in the realignment of the Nuevo Laredo, Mexico facility into the Original Equipment – North America segment from the Commercial Products segment.  The previously reported segment results for the Original Equipment – North America and Commercial Products segments have been retrospectively adjusted for comparative purposes.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The following is a summary of net sales, gross profit and earnings (loss) from continuing operations by segment:

Years ended March 31	2012	2011	2010
Sales :
Original Equipment – Asia	$84,127	$63,890	$32,231
Original Equipment – Europe	602,848	546,709	469,399
Original Equipment – North America	601,966	573,233	453,608
South America	175,582	158,850	117,640
Commercial Products	142,158	126,282	123,447
Segment sales	1,606,681	1,468,964	1,196,325
Corporate and administrative	1,078	1,482	2,791
Eliminations	(30,607)	(22,211)	(36,540)
Sales from continuing operations	$1,577,152	$1,448,235	$1,162,576

Years ended March 31	2012		2011		2010
Gross profit:		% of sales		% of sales		% of sales
Original Equipment - Asia	$7,944	9.4%	$5,224	8.2%	$32	0.1%
Original Equipment - Europe	85,058	14.1%	75,658	13.8%	59,675	12.7%
Original Equipment - North America	89,694	14.9%	79,305	13.8%	56,511	12.5%
South America	30,884	17.6%	31,220	19.7%	23,008	19.6%
Commercial Products	42,486	29.9%	39,293	31.1%	36,263	29.4%
Segment gross profit	256,066	15.9%	230,700	15.7%	175,489	14.7%
Corporate and administrative	1,108	-	1,507	-	(3,437)	-
Eliminations	(604)	-	49	-	116	-
Gross profit	$256,570	16.3%	$232,256	16.0%	$172,168	14.8%

Years ended March 31	2012	2011	2010
Operating earnings (loss):
Original Equipment – Asia	$(2,457)	$(3,082)	$(4,792)
Original Equipment – Europe	37,320	28,262	20,692
Original Equipment – North America	47,892	31,821	10,677
South America	10,353	12,975	7,600
Commercial Products	14,282	12,764	12,265
Segment earnings	107,390	82,740	46,442
Corporate and administrative	(39,146)	(39,859)	(42,416)
Eliminations	(720)	40	104
Other items not allocated to segments	(19,613)	(30,098)	(17,302)

Earnings (loss) from continuing operations before income taxes	$47,911	$12,823	$(13,172)

Inter-segment sales are accounted for based on an established markup over production costs.  Sales eliminations represent the elimination of inter-segment sales.  Operating loss for corporate and administrative includes certain research and development costs, legal, finance and other general corporate expenses.  It also includes a percentage of the central services costs not directly attributable to a reportable segment.  Other items not allocated to segments primarily include interest expense, interest income, foreign currency transaction gains/losses and equity in the earnings (losses) of non-consolidated affiliates.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of assets by segment:

March 31	2012	2011
Assets:
Original Equipment – Asia	$102,567	$91,748
Original Equipment – Europe	370,824	393,768
Original Equipment – North America	230,405	237,423
South America	96,588	103,733
Commercial Products	68,900	66,301
Corporate and administrative	40,557	45,103
Assets held for sale	2,450	2,450
Eliminations	(18,830)	(22,784)
Total assets	$893,461	$917,742

Corporate assets include cash and cash equivalents, accounts and notes receivable, investments in affiliates and intangibles.  Eliminations consist primarily of trade and other receivables and property, plant and equipment.  In fiscal 2012, the weakening of the euro against the U.S. dollar decreased the value of assets reported in the Original Equipment – Europe segment, from the year before, by approximately six percent.

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

March 31	2012	2011	2010
Capital expenditures:
Original Equipment – Asia	$12,453	$10,796	$8,036
Original Equipment – Europe	29,785	24,957	36,640
Original Equipment – North America	15,416	12,909	14,306
South America	5,184	4,127	2,532
Commercial Products	1,719	2,277	484
Corporate and administrative	(205)	(5)	(1,922)
Capital expenditures - continuing operations	64,352	55,061	60,076
Capital expenditures - discontinued operations	-	-	221
Total capital expenditures	$64,352	$55,061	$60,297

March 31	2012	2011	2010
Depreciation and amortization expense:
Original Equipment – Asia	$5,024	$3,091	$2,435
Original Equipment – Europe	26,519	25,525	28,600
Original Equipment – North America	20,015	21,669	26,921
South America	4,041	4,038	3,689
Commercial Products	2,135	2,213	3,008
Corporate and administrative	-	2	11
Eliminations	(44)	(46)	(58)
Total depreciation and amortization expense	$57,690	$56,492	$64,606

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Following is a summary of net sales by geographical area:

Years ended March 31	2012	2011	2010
Net sales by country:
Brazil	$169,058	$156,620	$115,862
Germany	285,911	280,271	293,077
United States	666,166	632,278	515,513
Other	456,017	379,066	238,124
Total net sales	$1,577,152	$1,448,235	$1,162,576

Net sales are attributed to countries based on the location of the selling unit.

Following is a summary of long-lived assets by geographical area:

March 31	2012	2011
Long-lived assets:
Germany	$127,432	$149,523
United States	112,266	118,781
Other	188,044	180,455
Long-lived assets	427,742	448,759
Assets held for sale	2,450	2,450
Total long-lived assets	$430,192	$451,209

Long-lived assets are primarily property, plant and equipment, but also include investments and other noncurrent assets.  Assets held for sale for fiscal 2012 and 2011 includes two facilities which the Company has closed and is currently marketing for sale.

Following is a summary of net sales by product type:

Years ended March 31	2012	2011	2010
Modules/packages	$410,434	$406,908	$378,443
Oil coolers	249,387	232,355	157,756
Radiators	191,370	187,906	153,515
Charge-air coolers	173,859	140,154	95,381
Building HVAC	153,284	143,137	140,688
EGR coolers	152,715	130,877	77,958
Vehicular air conditioning	101,522	62,979	45,176
Other	144,581	143,919	113,659
Total net sales	$1,577,152	$1,448,235	$1,162,576

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

•
Pension assets – ensuring that investments within these plans provide appropriate diversification, are subject to monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk securities and other similar assets is limited; and

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

Trade Compliance:  During fiscal 2011, the Company determined that it was not in compliance with certain trade regulations related to import and export activity between its warehouse in Laredo, Texas and its plant in Nuevo Laredo, Mexico.  The Company believes that the trade regulation issues are limited to operations at the Laredo warehouse and the Nuevo Laredo plant.  As part of the investigation process, the Company disclosed these trade compliance issues to certain government agencies and has fully cooperated with these agencies.  At March 31, 2011, the Company had an estimated liability for the trade regulation issues of $4,528, which consisted of an estimate for unpaid dues, potential interest and penalties which may be levied against the Company by the government agencies.  During fiscal 2012, the Company made a voluntary payment of $2,090 to one government agency and a second government agency closed the matter with no payment required for which the Company reduced the liability by $2,308 within SG&A expenses.  At March 31, 2012, the Company had a reserve of $857 for potential remaining trade compliance issues.

European value added tax:  During fiscal 2012, the Company determined that it was not properly applying VAT to various cross border transactions within the Original Equipment – Europe segment.  At March 31, 2012, the Company has recorded an estimated liability for the VAT exposures of $10,683, which consists of unpaid VAT and estimated interest and penalties that may be levied against the Company by taxing authorities.  See Note 1 (Significant accounting policies), Revision of prior period financial statements, for further discussion.  The Company will be reporting this matter to the applicable taxing authorities, and cannot provide assurance about the ultimate resolution at this time.

Environmental: At present, the United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of six sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana), a scrap metal site known as Chemetco (Illinois), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and LWD, Inc. (Kentucky).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  The Company accrues for costs anticipated for the remedial settlement of the sites listed above if they are probable and can be reasonably determined.  Costs anticipated for the remedial settlement of the sites listed above that are not probable or cannot be reasonably determined at this time have not been accrued; however, the Company does not believe any potential costs are material due to Modine’s relatively small portion of contributed materials.

The Company actively monitors and addresses environmental issues and has recorded environmental investigation and remediation expense accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser issues at certain facilities located in the United States.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The reserves for these environmental matters totaled $6,946 and $7,371 at March 31, 2012 and 2011, respectively.  During fiscal 2012, additional reserves of $993 were recorded as a component of continuing operations and reductions to the reserves of $524 were recorded as a component of discontinued operations.  During fiscal 2011, the Company recorded charges of $4,893 of which $2,932 were recorded as a component of loss from discontinued operations.  Certain of these matters are covered by various insurance policies; however, the Company does not record any insurance recoveries until they are realized or realizable.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the USEPA, other governmental agencies and others in which claims are asserted against the Company.  At March 31, 2012 and March 31, 2011, the Company did not have an accrual related to any such matter that was not deemed probable.

Employee agreements:  The Company has employment agreements with certain key employees that provide for compensation and certain other benefits.  The agreements also provide for other terms and conditions of employment including termination payments under certain specific circumstances such as a change in control, as defined in the agreements.  In the unlikely event that these agreements were all triggered simultaneously, the possible contingent payments that would be required under the employment contracts are estimated to be approximately $12,500 depending on incentive payment calculations and other factors which are not determinable until the actual event occurs.

Note 26:  Quarterly financial data (unaudited)

Quarterly financial data is summarized below for the fiscal years ended March 31, 2012 and 2011:

Fiscal 2012 quarters ended	June	Sept.	Dec.	March

Net sales	$417,863	$397,290	$373,282	$388,717
Gross profit (a)	69,802	62,374	60,083	64,311
Earnings from continuing operations (b)	12,566	1,000	8,768	15,646
Net earnings attributable to Modine (b)	12,575	1,335	9,022	15,529

Earnings from continuing operations per common share:
Basic	$0.27	$0.02	$0.18	$0.33
Diluted (c)	0.27	0.02	0.18	0.33
Net earnings attributable to Modine per common share:
Basic	$0.27	$0.03	$0.19	$0.33
Diluted (c)	0.27	0.03	0.19	0.33

Fiscal 2011 quarters ended	June	Sept.	Dec.	March

Net sales	$345,532	$345,902	$360,043	$396,758
Gross profit (a)	59,179	55,990	56,771	60,316
Earnings (loss) from continuing operations (b) (d)	4,737	(13,880)	5,449	11,974
Net earnings (loss) attributable to Modine (b)	4,699	(16,850)	5,415	11,969

Earnings (loss) from continuing operations per common share:
Basic	$0.10	$(0.31)	$0.12	$0.26
Diluted (c)	0.10	(0.31)	0.12	0.25
Net earnings (loss) attributable to Modine per common share:
Basic	$0.10	$(0.37)	$0.12	$0.26
Diluted (c)	0.10	(0.37)	0.12	0.25

During the fourth quarter of fiscal 2012, the Company revised previously issued financial statements.  See Note 1 for further discussion of the prior year revisions.  In addition, the Company identified two items during the second quarter of fiscal 2012 that should have been recorded in the first quarter of fiscal 2012, but were originally corrected in the second quarter of fiscal 2012.  Such errors related to an understatement of foreign currency transaction gains of $197, included in other (income) expense – net and an understatement of income tax expense of $635.  These items were corrected as part of the revisions to previously issued financial statements.  Items (a), (b) and (c) describe the impact on the quarterly results of these revisions.

(a)
Gross profit increased $371, $355 and $340 for the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, respectively.  Gross profit increased $203, $221, $224 and $241 for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

(b)
Earnings from continuing operations and net earnings attributable to Modine decreased $550 for the quarter ended June 30, 2011 and increased $375 and $726 for the quarters ended September 30, 2011 and December 31, 2011, respectively.  Earnings (loss) from continuing operations and net earnings (loss) attributable to Modine decreased $289, $190, $136 and $332 for the quarters ended June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2011, respectively.

(c)
Diluted earnings from continuing operations per share and diluted net earnings attributable to Modine per share decreased $0.01 for the quarter ended June 30, 2011 and increased $0.01 for the quarters ended September 30, 2011 and December 31, 2011.  Diluted earnings (loss) from continuing operations per share and diluted net earnings (loss) attributable to Modine per share decreased $0.01 for the quarters ended June 30, 2010, September 30, 2010 and March 31, 2011, respectively.

(d)	The second quarter of fiscal 2011 includes a loss from extinguishment of debt and write-off of unamortized debt issuance costs of $19,924.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accuracy of value added tax applied to various cross border transactions, primarily related to tooling sales and fixed asset transfers, which impact multiple taxing jurisdictions within  the Original Equipment – Europe segment, existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
June 14, 2012

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures were not effective as of March 31, 2012 due to the material weakness in internal control over financial reporting described in Management’s Report on Internal Control Over Financial Reporting below.  In light of the material weakness described below, the Company performed an additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Our management, including our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America (GAAP) for the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, or persons performing similar functions, and effected by the Company's board of directors management and other personnel to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework.”  Based on this assessment, management concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with the assessment described above, management identified the following control deficiency as of March 31, 2012 that constituted a material weakness:

Misapplication of value added tax (VAT) deficiency within the Original Equipment – Europe segment. The Company did not maintain effective controls over the accuracy of VAT applied to various cross border transactions, primarily related to tooling sales and fixed asset transfers, which impact multiple taxing jurisdictions within the Original Equipment – Europe segment.  Specifically, the control was not designed to operate at the appropriate level of precision to adequately monitor and account for the VAT being applied to these types of transactions in order to assess the exposure, and if necessary record a liability.

This control deficiency resulted in the revision of prior period consolidated financial statements as disclosed in Note 1 of the Consolidated Financial Statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, the Company has determined that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

The Company is developing and implementing a plan to address the material weakness discussed above.  Management has taken immediate action to begin remediating the material weakness identified.  While certain remedial actions have been completed, the Company continues to actively plan for and implement additional control procedures.  These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the overall financial control environment:

Misapplication of value added tax (VAT) deficiency in the Original Equipment – Europe segment.  The following remediation plans are being implemented to address the value added tax deficiency:
•
Appoint a global process owner who is responsible for overseeing the Company’s compliance with value added tax regulations, including directing the establishment of internal value added tax policies and procedures;

•	Develop policies and procedures necessary to properly comply with the value added tax regulations, with specific focus on cross-border transactions that could impact multiple taxing jurisdictions;
•	Develop a training module and train a cross-functional team of personnel in finance, sales, purchasing, and other applicable Company departments on the newly developed value added tax policies;
•
Improve existing internal controls over VAT to include specific consideration of tooling sales and fixed asset transfers prior to invoice issuance in accordance with applicable value added tax regulations;

•	Implement monitoring controls to evaluate compliance with the internal policies and applicable value added tax regulations;
•
Engage additional resources (both internal hiring and external consultants) with technical expertise in value added tax regulations who will assist with the development of related internal policies and procedures, execute the transactions in accordance with internal polices and value added tax regulations, and/or monitor compliance with internal policies and value added tax regulations; and

•	Implement system changes which will identify the country of origin for all transactions to aid in the application of value added tax for the appropriate taxing jurisdiction.

Remediation of Previously Identified Material Weaknesses

The Company determined that as of March 31, 2011, it did not maintain effective controls over: 1) interim inventory management that aggregated to a material weakness in the Original Equipment – North America segment; and 2) trade compliance at the Nuevo Laredo, Mexico and Laredo, Texas facilities that constituted a material weakness.  The Company implemented remediation plans to enhance controls and procedures to address these material weaknesses as follows:

Interim inventory management deficiency in the Original Equipment – North America segment.
•	The Company assigned functional responsibility to a member of senior management to establish global standards for inventory materials transactions;
•	All Company-owned inventories held at off-site locations were confirmed at quarter ends and as part of the physical inventory counts performed;
•	System-generated inventory transactions were implemented to automatically track the movement of certain inventories, which reduces the risk of manual inventory transaction errors;
•	Advanced authorization levels were implemented for all manual inventory adjustments;
•
Monthly inventory analytical reviews were performed for each facility, in which fluctuations in inventory balances by product, aging of inventory parts and all manual inventory adjustments are assessed;

•	Cycle counting procedures were implemented at certain manufacturing facilities;
•
Multiple physical inventory counts were performed at certain manufacturing facilities during fiscal 2012 and physical inventory counts were performed at all manufacturing facilities during the fourth quarter of fiscal 2012; and

•	Quarterly inventory variance analyses were performed that included a review of inventory levels by category and product details.

Trade compliance deficiency at the Nuevo Laredo, Mexico and Laredo, Texas facilities.
•
The Company appointed a Director, Global Compliance & Ethics Programs, who is responsible for overseeing the Company’s compliance and ethics program by working with management and the Company’s Board of Directors to develop programs to promote compliance with applicable rules and regulations as well as the Company’s Code of Ethics and Business Conduct.  While the appointment of this individual was separate from this trade compliance issue, he is and will continue to oversee ongoing compliance;

•	The Company issued a global Trade Compliance Policy, expressing the Company’s commitment to compliance with import, export and anti-boycott laws and regulations;

•
The Company has obtained certificates of origin for all products that are qualified under the North American Free Trade Agreement (NAFTA) in accordance with regulatory requirements and has resumed NAFTA claims for products that qualify.  The Company has also established a procedure in which new parts are analyzed and added to the certificate of origin if they qualify;

•	The Company conducted a review of recent NAFTA claims filed by our customs broker, and determined that the items claimed as NAFTA-qualifying had, in fact, been qualified;
•
The Company has issued and will continue to issue standard practices and work instructions for inclusion into its import and export compliance manuals for its Laredo, Texas warehouse and its Nuevo Laredo, Mexico facility;

•
The Company held training on U.S. customs requirements at its global headquarters in Racine, Wisconsin and at the Nuevo Laredo, Mexico manufacturing facility, as well as training on the standard work instructions at the Nuevo Laredo, Mexico facility;

•	The Company entered the U.S. customs reconciliation program;
•	The Company granted the appropriate power of attorney to its approved freight forwarders to make all required filings with the U.S. Census Bureau; and
•	The Company hired a Distribution Center Manager and other personnel with trade compliance experience at its Nuevo Laredo, Mexico and Laredo, Texas facilities.

Management has concluded that the actions taken have remediated the interim inventory management and trade compliance material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than corrective measures noted above related to the remediation of the material weaknesses related to interim inventory management and trade compliance, there have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2012 that have material affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

Omitted as not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on July 19, 2012 (the “2012 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The Company incorporates by reference the information appearing in the 2012 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics. The Company incorporates by reference the information appearing in the 2012 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics.”  The Company's Code of Ethics (labeled as the Code of Ethics and Business Conduct) is included on its website, www.modine.com (About Modine link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investor Relations link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2012 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2012 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2012 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2012 Annual Meeting Proxy Statement under the captions “Executive Compensation”; “Compensation of Directors”, “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation”; and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2012 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2012 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2012 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2012 and 2011.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2012, 2011 and 2010	42
Consolidated Balance Sheets at March 31, 2012 and 2011	43
Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010	44
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended March 31, 2012, 2011 and 2010	45
Notes to Consolidated Financial Statements30 - 46	46-82
Report of Independent Registered Public Accounting Firm46	83

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	90

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	91-94

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

Date: June 14, 2012	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	June 14, 2012
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	June 14, 2012
Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Gary L. Neale
Gary L. Neale	June 14, 2012
Director

/s/ David J. Anderson
David J. Anderson	June 14, 2012
Director

/s/ Charles P. Cooley
Charles P. Cooley	June 14, 2012
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	June 14, 2012
Director

/s/ Frank W. Jones
Frank W. Jones	June 14, 2012
Director

/s/ Dennis J. Kuester
Dennis J. Kuester	June 14, 2012
Director

/s/ Larry O. Moore
Larry O. Moore	June 14, 2012
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	June 14, 2012
Director

/s/ Mary L. Petrovich
Mary L. Petrovich	June 14, 2012
Director

/s/ Marsha C. Williams
Marsha C. Williams	June 14, 2012
Director

/s/ Michael T. Yonker
Michael T. Yonker	June 14, 2012
Director

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2012, 2011 and 2010
($ In Thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2012: Allowance for Doubtful Accounts	$754	$117	$47	(B)	$109	(A)	$809
Valuation Allowance for Deferred Tax Assets	$129,604	$1,027	$16,132	(B)	$-		$146,763

2011: Allowance for Doubtful Accounts	$2,420	$(318)	$89	(B)	$1,437	(A)	$754
Valuation Allowance for Deferred Tax Assets	$121,261	$13,886	$(5,543)	(B)	$-		$129,604

2010: Allowance for Doubtful Accounts	$2,831	$(8)	$193	(B)	$596	(A)	$2,420
Valuation Allowance for Deferred Tax Assets	$107,052	$10,500	$3,709	(B)	$-		$121,261

Notes:
(A)	Bad debts charged off during the year
(B)	Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2012 ANNUAL REPORT ON FORM 10-K

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
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 12, 2010 (“August 12, 2010 8-K”).

4.4**
Note Purchase and Private Shelf Agreement dated as of August 12, 2010 among the Registrant and the Series A Purchasers named therein of $125,000,000 6.83% Secured Senior Notes, Series A, due August 12, 2020 and $25,000,000 Private Shelf Facility and each Prudential Affiliate (as defined therein) that may become bound by certain provisions thereof.
Exhibit 4.2 to August 12, 2010 8-K.

4.5
Amended and Restated Collateral Agency Intercreditor Agreement dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.
Exhibit 4.3 to August 12, 2010 8-K

4.6**
First Amendment to Amended and Restated Credit Agreement  and Waiver(the “Credit Amendment”) dated as of March 15, 2012, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, LC Issuer, Swing Line Lender and as a Lender, and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and as Lenders, BMO Harris Bank N.A., formerly known as M&I Marshall & Ilsley Bank, as Documentation Agent and as Lender and Associated Bank, N.A. and Comerica Bank (collectively, the “Lenders”).  The Credit Amendment amends Modine’s existing four-year, $145 million multi-currency revolving credit facility dated as of August 12, 2010 (the “Original Credit Agreement”).
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated March 15, 2012 (“March 15, 2012 8-K”).

4.7**
First Amendment to Note Purchase and Private Shelf Agreement and Waiver (the “Note Purchase Amendment”) dated as of March 15, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Noteholders”) pursuant to which the Company and the Note Holders amended their Note Purchase and Private Shelf Agreement dated August 12, 2010 (the “Original Note Purchase Agreement”).
Exhibit 4.2 to March 15, 2012 8-K.

4.8**
Second Amendment to Amended and Restated Credit Agreement (the “Second Credit Amendment”) dated as of April 20, 2012, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, LC Issuer, Swing Line Lender and as a Lender, and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and as Lenders, BMO Harris Bank N.A., formerly known as M&I Marshall & Ilsley Bank, as Documentation Agent and as Lender and Associated Bank, N.A. and Comerica Bank (collectively, the “Lenders”).  The Credit Amendment amends the “Original Credit Agreement”.
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated April 20, 2012 (“April 20, 2012 8-K”).

4.9**
Second Amendment to Note Purchase and Private Shelf Agreement (the “Second Note Purchase Amendment”) dated as of April 20, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Noteholders”) pursuant to which the Company and the Note Holders amended the “Original Note Purchase Agreement”.
Exhibit 4.2 to April 20, 2012 8-K.

4.10	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.		X

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002 (“2002 10-K”).

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007 8-K (“June 15, 2007 8-K”).

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008.

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004 (“2004 10-K”).

10.5*	Employment Agreement, dated April 25, 2009, between Modine Holding GmbH and Klaus Feldmann.	Exhibit 10.1 to Fiscal 2010 First Quarter 10-Q.

10.6*	2000 Stock Incentive Plan for Non-Employee Directors (Amended and Restated as of March 16, 2005).	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005.

10.7*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000 ("2000 10-K").

10.8*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K.

10.9*	1994 Incentive Compensation Plan (as amended).	Exhibit 10(o) to 2002 10-K.

10.10*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to 2001 10-K.

10.11*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 2001 10-K.

10.12*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007.

10.13*	2008 Incentive Compensation Plan (Amended and Restated effective May 18, 2011).	Appendix A to the Registrant's Proxy Statement dated June 28, 2011.

10.14*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011.

10.15*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011.

10.16*	Form of Fiscal 2013 Modine Performance Stock Award Agreement (Executive Council members).		X

10.17*	Form of Fiscal 2013 Modine Incentive Stock Options Award Agreement (Executive Council members).		X

10.18*	Form of Fiscal 2013 Modine Restricted Stock Award Agreement (Executive Council members).		X

10.19*	Form of Fiscal 2013 Modine Non-Qualified Stock Option Award Agreement.		X

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

**
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Registrant has omitted certain agreements with respect to long-term debt not exceeding 10% of consolidated total assets.  The Registrant agrees to furnish a copy of any such agreements to the Securities and Exchange Commission upon request.