Form 10-Q
period 2012-06-30
MODINE MANUFACTURING CO
filed 2012-08-07
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,111,744 at August 1, 2012.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30
	2012	2011
Net sales	$350,376	$417,863
Cost of sales	298,791	348,061
Gross profit	51,585	69,802
Selling, general and administrative expenses	43,224	49,601
Restructuring expense (income)	4,490	(57)
Income from operations	3,871	20,258
Interest expense	3,039	2,990
Other income – net	(166)	(339)
Earnings from continuing operations before income taxes	998	17,607
Provision for income taxes	2,053	5,041
(Loss) earnings from continuing operations	(1,055)	12,566
Earnings from discontinued operations (net of income taxes)	177	-
Net (loss) earnings	(878)	12,566
Less: Net earnings (loss) attributable to noncontrolling interest	301	(9)
Net (loss) earnings attributable to Modine	$(1,179)	$12,575

(Loss) earnings from continuing operations attributable to Modine common shareholders:
Basic	$(0.03)	$0.27
Diluted	$(0.03)	$0.27

Net (loss) earnings attributable to Modine common shareholders:
Basic	$(0.03)	$0.27
Diluted	$(0.03)	$0.27

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three months ended June 30
	2012	2011
Net (loss) earnings	$(878)	$12,566
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(18,965)	7,662
Cash flow hedges	724	(2,112)
Change in benefit plan adjustment	999	1,553
Total other comprehensive (loss) income, net of tax	(17,242)	7,103

Comprehensive (loss) income	(18,120)	19,669
Comprehensive income (loss) attributable to noncontroling interest	301	(9)
Comprehensive (loss) income attributable to Modine	$(18,421)	$19,678

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2012 and March 31, 2012
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,190	$31,445
Trade receivables, less allowance for doubtful accounts of $940 and $809	190,057	216,103
Inventories	125,578	120,819
Deferred income taxes and other current assets	63,465	59,164
Total current assets	422,290	427,531
Noncurrent assets:
Property, plant and equipment – net	394,559	412,059
Investment in affiliates	4,044	3,728
Goodwill	28,437	29,933
Intangible assets – net	5,506	5,805
Other noncurrent assets	13,660	14,405
Total noncurrent assets	446,206	465,930
Total assets	$868,496	$893,461
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$21,545	$21,296
Long-term debt – current portion	558	1,093
Accounts payable	140,066	156,907
Accrued compensation and employee benefits	49,246	50,643
Income taxes	2,803	4,494
Accrued expenses and other current liabilities	61,154	63,118
Total current liabilities	275,372	297,551
Noncurrent liabilities:
Long-term debt	161,553	141,892
Deferred income taxes	11,906	12,297
Pensions	90,323	94,091
Postretirement benefits	6,489	6,426
Other noncurrent liabilities	14,068	15,072
Total noncurrent liabilities	284,339	269,778
Total liabilities	559,711	567,329
Commitments and contingencies (See Note 18)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,714 and 47,361 shares, respectively	29,821	29,600
Additional paid-in capital	168,962	168,290
Retained earnings	230,649	231,828
Accumulated other comprehensive loss	(107,548)	(90,306)
Treasury stock at cost: 611 and 594 shares, respectively	(14,616)	(14,505)
Total Modine shareholders' equity	307,268	324,907
Noncontrolling interest	1,517	1,225
Total equity	308,785	326,132
Total liabilities and equity	$868,496	$893,461

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three months ended June 30
	2012	2011

Cash flows from operating activities:
Net (loss) earnings	$(878)	$12,566
Adjustments to reconcile net (loss) earnings with net cash provided by (used for) operating activities:
Depreciation and amortization	14,049	14,952
Other – net	4,074	2,487
Net changes in operating assets and liabilities, excluding dispositions	(12,470)	(44,004)
Net cash provided by (used for) operating activities	4,775	(13,999)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11,734)	(12,644)
Proceeds from dispositions of assets	85	761
Settlement of derivative contracts	(779)	269
Other – net	163	172
Net cash used for investing activities	(12,265)	(11,442)

Cash flows from financing activities:
Short-term debt – net	822	83
Borrowings of long-term debt	54,366	75,045
Repayments of long-term debt	(34,855)	(35,629)
Capital contribution by noncontrolling interest in joint venture	-	936
Other – net	(204)	(97)
Net cash provided by financing activities	20,129	40,338

Effect of exchange rate changes on cash	(894)	501
Net increase in cash and cash equivalents	11,745	15,398

Cash and cash equivalents at beginning of period	31,445	32,930
Cash and cash equivalents at end of period	$43,190	$48,328

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements by Modine Manufacturing Company (Modine or the Company) for the year ended March 31, 2012.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2012.

Note 2: Significant Accounting Policies

Restricted cash:  At June 30, 2012 and March 31, 2012, the Company had long-term restricted cash of $3,457 and $3,721, respectively, included in other noncurrent assets, consisting of $1,107 and $1,371, respectively, to secure long-term employee compensation arrangements for certain employees in Europe and $2,350 to collateralize insurance liabilities with an insurance carrier in North America.

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2012, the quarterly results for fiscal 2012 have been revised as a result of errors identified during fiscal 2012 that were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended June 30, 2011, cost of goods sold decreased $371, gross profit increased $371, selling, general and administrative expenses increased $106, other income– net increased $197, provision for income taxes increased $1,012 and earnings from continuing operations decreased $550 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share decreased $0.01 for the three months ended June 30, 2011 as a result of these revisions.

Out of period adjustments:  During the three months ended June 30, 2012, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which understated pre-tax earnings by approximately $542 in the fourth quarter of fiscal 2012, and overstated pre-tax earnings by this same amount in the first quarter of fiscal 2013.  This amount was not considered material to the financial statements of either the fourth quarter of fiscal 2012 or the first quarter of fiscal 2013.

Accounting standards changes and new accounting pronouncements:  In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  This amendment was adopted for the first quarter of fiscal 2013 in the separate condensed consolidated statements of comprehensive income (two consecutive statement approach).

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

Note 3: Employee Benefit Plans

During the three months ended June 30, 2012 and 2011, the Company recorded compensation expense of $1,629 and $1,229, respectively, related to its defined contribution employee benefit plans.

During the three months ended June 30, 2012 and 2011, the Company elected to contribute $2,150 and $5,050, respectively, to its U.S. pension plans.  The Company anticipates making additional contributions of $8,350 for the remainder of fiscal 2013.

Costs for Modine's pension and postretirement benefit plans for the three months ended June 30, 2012 and 2011 include the following components:

	Pension plans		Postretirement plans
For the three months ended June 30	2012	2011	2012	2011
Service cost	$141	$426	$11	$12
Interest cost	3,341	3,505	74	85
Expected return on plan assets	(4,031)	(3,848)	-	-
Amortization of:
Unrecognized net loss (gain)	1,255	1,996	-	(12)
Unrecognized prior service credit	-	-	(372)	(416)
Net periodic benefit cost (income)	$706	$2,079	$(287)	$(331)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $893 and $843 for the three months ended June 30, 2012 and 2011, respectively.  The performance component of awards granted under the long-term incentive plan during the first quarter of fiscal 2013 is based on consolidated target return on average capital employed (ROACE) (weighted at 50 percent), cumulative revenue over the three year performance period (weighted at 25 percent), and a target European ROACE at the end of the three year performance period (weighted at 25 percent).  The Company currently considers the attainment of the consolidated ROACE and European ROACE to be probable.  ROACE is defined as operating income adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate, and further adjusted to exclude earnings (or losses) attributable to minority shareholders; divided by total debt plus shareholders’ equity.  Cumulative revenue is the Company’s total revenue over the performance period.  European ROACE is defined as the Original Equipment – Europe segment  (Europe Segment) operating income, less research and development charges to the Company’s corporate and administrative expenses, adjusted to exclude all unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate; divided by Europe Segment total assets, less cash and cash equivalents and Europe Segment total liabilities, excluding debt.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following table presents, by type, the fair market value of stock-based compensation awards granted during the three months ended June 30, 2012:

	Number	Fair Value
Type of award	Granted	Per Award
Common stock options	238.3	$4.23
Restricted common stock - retention	352.7	$5.75
Restricted common stock - performance	352.7	$5.75

The accompanying table sets forth the assumptions used in determining the fair value for the options granted during the three months ended June 30, 2012:

Expected life of awards in years	6.3
Risk-free interest rate	0.86%
Expected volatility of the Company's stock	87.35%
Expected dividend yield on the Company's stock	0.00%

As of June 30, 2012, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, is as follows:

Type of award	Unrecognized Compenstion Costs	Weighted Average Remaining Service Period in Years
Common stock options	$1,590	2.3
Restricted common stock - retention	3,588	3.5
Restricted common stock - performance	1,565	2.6
Total	$6,743	2.8

Note 5: Other Income – Net

Other income – net was comprised of the following:

	Three months ended June 30
	2012	2011
Equity in earnings (loss) of non-consolidated affiliates	$173	$(402)
Interest income	205	180
Foreign currency transactions	(252)	547
Other non-operating income - net	40	14
Total other income - net	$166	$339

Foreign currency transactions for the three months ended June 30, 2012 and 2011 were primarily comprised of foreign currency transaction (losses) gains on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 6: Income Taxes

For the three months ended June 30, 2012 and 2011, the Company’s effective income tax rate attributable to earnings from continuing operations before income taxes was 205.8 percent and 28.6 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three months ended June 30, 2012 as compared to prior periods were changes in the valuation allowance for certain foreign losses for which no benefit is recognized.  During the three months ended June 30, 2012, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that by the end of fiscal 2013, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position thereby removing significant negative evidence concerning valuation allowance.  Throughout the remainder of fiscal 2013, all positive and negative evidence will be further analyzed in order to determine the propriety of the valuation allowance against the net deferred tax assets of this jurisdiction.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impact of certain significant, unusual or infrequently occurring items must be recorded in the interim period in which they occur. For the three months ended June 30, 2012, the U.S. taxing jurisdiction had pre-tax earnings and is forecasting pre-tax earnings for the full fiscal year.  As a result, the U.S. taxing jurisdiction is no longer considered on a discrete basis but is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in Germany, Austria and certain other foreign locations continue to be excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.  The income taxes for the Company’s other foreign operations continue to be estimated under the overall effective tax rate methodology.

The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  The tax audit in Germany covering fiscal years 2006 through 2010 commenced during the first quarter of fiscal 2013 and is in its early stages.  The Company has not been notified of any other tax examinations covering open periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 7: Earnings Per Share

The computational components of basic and diluted earnings per share are summarized as follows:

	Three months ended June 30
	2012	2011
Basic:
(Loss) earnings from continuing operations	$(1,055)	$12,566
Less: Net earnings (loss) attributable to noncontrolling interest	301	(9)
(Loss) earnings from continuing operations attributable to Modine	(1,356)	12,575
Less: Undistributed earnings attributable to unvested shares	-	(48)
Net (loss) earnings from continuing operations available to Modine common shareholders	(1,356)	12,527
Net earnings from discontinued operations	177	-
Less: Undistributed earnings attributable to unvested shares	(1)	-
Net earnings from discontinued operations available to Modine common shareholders	176	-
Net (loss) earnings available to Modine common shareholders	$(1,180)	$12,527

Basic Earnings Per Share:
Weighted average shares outstanding - basic	46,546	46,361

(Loss) earnings from continuing operations per common share	$(0.03)	$0.27
Net earnings from discontinued operations per common share	-	-
Net (loss) earnings per common share - basic	$(0.03)	$0.27

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2012	2011
Diluted:
(Loss) earnings from continuing operations	$(1,055)	$12,566
Less: Net earnings (loss) attributable to noncontrolling interest	301	(9)
(Loss) earnings from continuing operations attributable to Modine	(1,356)	12,575
Less: Undistributed earnings attributable to unvested shares	-	(31)
Net (loss) earnings from continuing operations available to Modine common shareholders	(1,356)	12,544
Net earnings from discontinued operations	177	-
Less: Undistributed earnings attributable to unvested shares	(1)	-
Net earnings from discontinued operations available to Modine common shareholders	176	-
Net (loss) earnings available to Modine common shareholders	$(1,180)	$12,544

Diluted Earnings Per Share:
Weighted average shares outstanding - basic	46,546	46,361
Effect of dilutive securities	-	619
Weighted average shares outstanding - diluted	46,546	46,980

(Loss) earnings from continuing operations per common share	$(0.03)	$0.27
Net earnings from discontinued operations per common share	-	-
Net (loss) earnings per common share - diluted	$(0.03)	$0.27

For the three months ended June 30, 2012, the total number of potential dilutive securities was 336.  However, these securities were not included in the computation of diluted net loss per common share for the three months ended June 30, 2012, since to do so would decrease the loss per share.  In addition, for the three months ended June 30, 2012, 1,330 of common shares issuable upon the exercise of stock options and 149 restricted stock awards were anti-dilutive and were also excluded from the calculation of diluted earnings per share.  For the three months ended June 30, 2011, 1,165 of common shares issuable upon the exercise of stock options and 152 restricted stock awards were anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 8: Inventories

Inventories consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials and work in process	$89,662	$88,632
Finished goods	35,916	32,187
Total inventories	$125,578	$120,819

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 9: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2012	March 31, 2012
Gross property, plant and equipment	$1,068,581	$1,092,703
Less accumulated depreciation	(674,022)	(680,644)
Net property, plant and equipment	$394,559	$412,059

Assets held for sale of $2,450 at June 30, 2012 and March 31, 2012, respectively, included in noncurrent assets, consist of two facilities that the Company has closed within the Original Equipment – North America segment.  The Company is currently marketing the facilities held for sale.

Note 10: Restructuring, Plant Closures and Other Related Costs

During fiscal 2013, the Company announced its intention to restructure its Original Equipment – Europe segment.  The Company expects actions will include exiting certain non-core product lines based on our global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of or selling certain fixed assets.  The restructuring plan is designed to align the cost structure of the segment with the strategic focus on the commercial vehicle market, while improving gross margin and return on average capital employed.

Since the commencement of the Original Equipment – Europe segment restructuring plan, the Company has incurred $4,502 of termination charges and $59 of other closure costs, in the aggregate.  The Company anticipates incurring additional costs of approximately $12,500 through fiscal 2017 (with the majority being incurred through fiscal 2014), consisting of additional headcount reductions and equipment moving costs.  Total future cash expenditures of approximately $17,000 are anticipated to be incurred related to this restructuring plan.

Prior to fiscal 2013, the Company had been executing a restructuring plan in the U.S. and its Tubingen, Germany facility.  The final plant closure under this restructuring plan was completed in the fourth quarter of fiscal 2012.

Changes in the accrued restructuring liability for the three months ended June 30, 2012 and 2011 were comprised of the following, related to the above-described restructuring activities:

	Three months ended June 30
	2012	2011
Termination Benefits:
Balance, April 1	$595	$1,301
Additions	4,502	-
Adjustments	(12)	(57)
Effect of exchange rate changes	(8)	4
Payments	(733)	(72)
Balance, June 30	$4,344	$1,176

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following is the summary of restructuring and other repositioning costs recorded related to the above-described programs during the three months ended June 30, 2012 and 2011:

	Three months ended June 30
	2012	2011
Restructuring expense (income):
Employee severance and related benefits	$4,490	$(57)

Other repositioning costs	271	135
Total restructuring and other repositioning costs	$4,761	$78

Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2012 as follows: $271 was recorded as a component of cost of sales and $4,490 was recorded as restructuring expense.  Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2011 as follows: $135 was recorded as a component of cost of sales and $57 was recorded as restructuring income.  The Company accrues severance in accordance with its policies and relevant statutory requirements.  Restructuring income relates to reversals of severance liabilities due to employee terminations prior to completion of required retention periods.

Note 11: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first three months of fiscal 2013, by segment and in the aggregate, are summarized in the following table:

	OE -	South	Commercial
	Asia	America	Products	Total

Balance, March 31, 2012	$520	$13,498	$15,915	$29,933
Fluctuations in foreign currency	-	(1,219)	(277)	(1,496)
Balance, June 30, 2012	$520	$12,279	$15,638	$28,437

Intangible assets are comprised of the following:

	June 30, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Amortized intangible assets:
Trademarks	$8,940	$(4,271)	$4,669	$9,064	$(4,180)	$4,884
Other intangibles	366	(366)	-	402	(402)	-
Total amortized intangible assets	9,306	(4,637)	4,669	9,466	(4,582)	4,884
Unamortized intangible assets:
Tradename	837	-	837	921	-	921
Total intangible assets	$10,143	$(4,637)	$5,506	$10,387	$(4,582)	$5,805

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Amortization expense for the three months ended June 30, 2012 and 2011 was $150 and $160, respectively.  Total estimated annual amortization expense expected for the remainder of fiscal year 2013 through 2018 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2013	$447
2014	596
2015	596
2016	596
2017	596
2018 & Beyond	1,838

Note 12: Indebtedness

The Company has $125,000 outstanding on 6.83 percent Senior Notes, maturing on August 12, 2020.  As of June 30, 2012, the Company also had $29,000 outstanding under its $145,000 domestic revolving credit facility which expires in August 2014.  At March 31, 2012, the Company had $9,000 outstanding on this domestic revolving credit facility.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of June 30, 2012.

Modine also maintained credit agreements with foreign banks with outstanding short term borrowings at June 30, 2012 and March 31, 2012 of $21,545 and $21,296, respectively.  The foreign unused lines of credit in Europe, Brazil, and China at June 30, 2012 were approximately $33,098.  Domestic unused lines of credit at June 30, 2012 were $116,000.  In aggregate, the Company had total available lines of credit of $149,098 at June 30, 2012.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2012 and March 31, 2012, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $136,452 and $139,234 at June 30, 2012 and March 31, 2012, respectively.  The fair value of the Senior Notes is categorized within Level 2 of the hierarchy.  Refer to Note 15 for the definition of a Level 2 fair value measurement.

Note 13: Financial Instruments

Concentrations of Credit Risk: The Company invests excess cash in investment quality short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to a diverse group of customers operating throughout the world.  At June 30, 2012 and March 31, 2012, approximately 52 percent and 54 percent, respectively, of the Company's trade accounts receivables were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck and heavy equipment markets and are all influenced by many of the same market and general economic factors.  To reduce credit risk, the Company performs periodic customer credit evaluations and actively monitors their financial condition and developing business news.  The Company does not generally require collateral or advanced payments from its customers, but does so in those cases where a substantial credit risk is identified.  Credit losses to customers operating in the markets served by the Company have not been material.  Total bad debt write-offs have been well below one percent of outstanding trade receivable balances for the presented periods.  See Note 18 for further discussion on market, credit and counterparty risks.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Inter-Company Loans Denominated in Foreign Currencies:  The Company has certain foreign-denominated inter-company loans that are sensitive to foreign exchange rates.  At June 30, 2012, the Company has inter-company loans outstanding of $12,000 between two loans to its wholly owned subsidiary, Modine Thermal Systems (Changzhou) Co. Ltd. (Changzhou, China), with various maturity dates through July 2013.   These inter-company loans are sensitive to movement in foreign exchange rates, and the Company does not have any derivative instruments to hedge this exposure at June 30, 2012.

Note 14: Derivatives/Hedges

Modine uses derivative financial instruments from time to time as a tool to manage certain financial risks.  Leveraged derivatives are prohibited by Company policy.

Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instruments depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company enters into futures contracts related to certain of the Company’s forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  Until the fourth quarter of fiscal 2012, these contracts were designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts were deferred as a component of accumulated other comprehensive (loss) income (AOCI), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the future contracts used for aluminum and copper hedging became ineffective.  Accordingly, the Company de-designated the hedges and began recording the unrealized gains and losses within cost of goods sold (see “Out of period adjustments” within Note 2).  The amounts recorded in AOCI prior to the de-designation will remain in AOCI until the underlying purchases of aluminum and copper impact earnings.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  The Company has not designated its forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other income – net.  Gains and losses on these foreign currency forward contracts are offset by gains and losses recorded on the underlying assets and liabilities.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The fair value of the derivative financial instruments recorded in the consolidated balance sheets as of June 30, 2012 and March 31, 2012 are as follows:

	Balance Sheet Location	June 30, 2012	March 31, 2012
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Deferred income taxes and other current assets	$-	$156
Commodity derivatives	Accrued expenses and other current liabilities	-	924

Derivatives not designated as hedges:
Foreign exchange contracts	Deferred income taxes and other current assets	$463	$205
Commodity derivatives	Accrued expenses and other current liabilities	4,265	2,606

The amounts recorded in AOCI and in the consolidated statement of operations for the three months ended June 30, 2012 are as follows:

	Amount of Loss Recognized in AOCI	Location of Loss (Gain) Recognized in Income	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss (Gain) Recognized in Income
Derivatives not designated:
Commodity derivatives	$2,366	Cost of sales	$780	$1,959
Foreign exchange contracts	-	Other income - net	-	(436)
Total	$2,366		$780	$1,523

The amounts recorded in AOCI and in the consolidated statement of operations for the three months ended June 30, 2011 is as follows:

	Amount of Loss Recognized in AOCI	Location of Gain Reclassified from AOCI into Continuing Operations	Amount of Gain Reclassified from AOCI into Continuing Operations
Designated derivative instruments:
Commodity derivatives	$1,777	Cost of sales	$(269)
Total	$1,777		$(269)

Note 15: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

The carrying values of cash and cash equivalents, trade receivables, and accounts payable, approximate fair value, without being discounted as of June 30, 2012 and March 31, 2012 due to the short-term nature of these instruments.

At June 30, 2012, the assets and liabilities that are measured at fair value on a recurring basis are classified as follows:

	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,932	$10	$-	$1,942
Derivative financial instruments	-	463	-	463
Total assets	$1,932	$473	$-	$2,405

Liabilities:
Derivative financial instruments	$-	$4,265	$-	$4,265
Deferred compensation obligation	1,933	10	-	1,943
Total liabilitites	$1,933	$4,275	$-	$6,208

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

At March 31, 2012, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:
	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Assets:
Trading securities (short term investments)	$1,784	$12	$-	$1,796
Derivative financial instruments	-	361	-	361
Total assets	$1,784	$373	$-	$2,157

Liabilities:
Derivative financial instruments	$-	$3,530	$-	$3,530
Deferred compensation obligation	1,823	12	-	1,835
Total liabilities	$1,823	$3,542	$-	$5,365

Note 16: Product Warranties and Other Commitments

Changes in the warranty liability were as follows:

	Three months ended June 30
	2012	2011
Balance, April 1	$11,385	$14,681
Accruals for warranties issued in current period	1,342	1,549
(Reversals) accruals related to pre-existing warranties	(480)	157
Settlements made	(1,428)	(2,139)
Effect of exchange rate changes	(298)	160
Balance, June 30	$10,521	$14,408

Commitments: At June 30, 2012, the Company had capital expenditure commitments of $13,613.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with new and current customers in Europe and North America along with new program launches in Asia.

Note 17: Segment Information

The following is a summary of net sales, gross profit, earnings from continuing operations before income taxes and total assets by segment:

	Three months ended June 30
	2012	2011
Sales :
Original Equipment - Asia	$15,791	$21,265
Original Equipment - Europe	125,448	166,842
Original Equipment - North America	153,626	156,635
South America	31,151	47,921
Commercial Products	30,141	34,148
Segment sales	356,157	426,811
Corporate and administrative	179	103
Eliminations	(5,960)	(9,051)
Sales from continuing operations	$350,376	$417,863

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30
	2012		2011
Gross profit:		% of sales		% of sales
Original Equipment - Asia	$417	2.6%	$3,086	14.5%
Original Equipment - Europe	14,708	11.7%	25,394	15.2%
Original Equipment - North America	23,602	15.4%	22,612	14.4%
South America	4,736	15.2%	8,992	18.8%
Commercial Products	7,897	26.2%	9,529	27.9%
Segment gross profit	51,360	14.4%	69,613	16.3%
Corporate and administrative	180	-	169	-
Eliminations	45	-	20	-
Gross profit	$51,585	14.7%	$69,802	16.7%

Operating (loss) earnings:
Original Equipment - Asia	$(2,262)	$813
Original Equipment - Europe	(186)	11,607
Original Equipment - North America	13,848	10,819
South America	707	3,190
Commercial Products	999	3,371
Segment earnings	13,106	29,800
Corporate and administrative	(9,257)	(9,592)
Eliminations	22	50
Other items not allocated to segments	(2,873)	(2,651)
Earnings from continuing operations before income taxes	$998	$17,607

	June 30, 2012	March 31, 2012
Assets:
Original Equipment - Asia	$94,782	$102,567
Original Equipment - Europe	346,661	370,824
Original Equipment - North America	233,779	230,405
South America	88,573	96,588
Commercial Products	73,376	68,900
Corporate and administrative	44,175	40,557
Assets held for sale	2,450	2,450
Eliminations	(15,300)	(18,830)
Total assets	$868,496	$893,461

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

•
Pension assets – ensuring that investments within these plans provide reasonable diversification; monitoring of investment teams and ensuring that portfolio managers are adhering to the Company’s investment policies and directives; and ensuring that exposure to high risk securities and other similar assets is limited; and

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

European value added tax:  During fiscal 2012, the Company determined that it was not properly applying value added tax (VAT) to various cross border transactions within the Original Equipment – Europe segment.  At June 30, 2012 and March 31, 2012, the Company had recorded an estimated liability for the VAT exposures of $10,683, which consists of unpaid VAT and estimated interest and penalties that may be levied against the Company by taxing authorities.  The Company is in the process of reporting this matter to the applicable taxing authorities, and cannot provide assurance about the ultimate resolution at this time.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company actively monitors and addresses environmental issues and has recorded environmental investigation and remediation expense accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser issues at certain facilities located in the United States.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The reserves for these environmental matters totaled $6,102 and $6,946 at June 30, 2012 and March 31, 2012, respectively.  During the three months ended June 30, 2012 and June 30, 2011, additional reserves of $20 and $70, respectively, were recorded as a component of continuing operations.  During the three months ended June 30, 2012 reductions to the reserves of $177 were recorded as a component of discontinued operations.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, the USEPA, other governmental agencies and others in which claims are asserted against the Company.  At June 30, 2012 and March 31, 2012, the Company did not have an accrual related to any such matter that was not deemed probable.

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

When we use the terms “Modine,” “we,” “us,” “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2012 is the first quarter of fiscal 2013.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2013 decreased from the first quarter of fiscal 2012, as anticipated, driven by weakening end market demand and unfavorable foreign currency exchange rate changes.  Gross margin decreased mostly due to the overall sales volume declines.  Selling, general and administrative (SG&A) expenses decreased from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, primarily due to lower compensation-related expense and favorable foreign currency exchange rate changes.  European restructuring expense of $4.5 million negatively impacted the first quarter of fiscal 2013 results.  The European restructuring plan is aimed at aligning the cost structure of the segment with the strategic focus on the commercial vehicle market, while improving gross margin and return on average capital employed.  During the first quarter of fiscal 2013, we recorded a loss from continuing operations of approximately $1 million.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The results for the three months ended June 30, 2011 have been revised to reflect the correction of errors relating to that period.  In addition, the first quarter of fiscal 2013 results include an out-of-period adjustment related to certain commodity hedges.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three months ended June 30, 2012 and 2011:

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	350.4	100.0%	417.9	100.0%
Cost of sales	298.8	85.3%	348.1	83.3%
Gross profit	51.6	14.7%	69.8	16.7%
Selling, general and administrative expenses	43.2	12.3%	49.6	11.9%
Restructuring expense (income)	4.5	1.3%	(0.1)	0.0%
Income from operations	3.9	1.1%	20.3	4.8%
Interest expense	3.0	0.9%	3.0	0.7%
Other income - net	(0.1)	0.0%	(0.3)	-0.1%
Earnings from continuing operations before income taxes	1.0	0.3%	17.6	4.2%
Provision for income taxes	2.1	0.6%	5.0	1.2%
(Loss) earnings from continuing operations	(1.1)	-0.3%	12.6	3.0%

First quarter net sales of $350.4 million were 16.2 percent lower than the $417.9 million reported in the first quarter of last year driven by decreases in overall sales volumes, along with a $23.5 million unfavorable impact of foreign currency exchange rate changes.  Automotive market sales declined 32.1 percent compared to the first quarter of fiscal 2012, as we continue the strategic exit of the automotive module business.

During the first quarter of fiscal 2013, gross profit decreased $18.2 million from the first quarter of fiscal 2012 on the decreased sales volumes and a $2.9 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased 200 basis points from 16.7 percent in the first quarter of fiscal 2012 to 14.7 percent in the first quarter of fiscal 2013 largely due to lower sales volume.

Index

SG&A expenses decreased $6.4 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, yet increased as a percentage of sales to 12.3 percent.  The decrease in SG&A expenses is primarily the result of lower compensation-related expense and favorable foreign currency exchange rate changes.

Income from operations declined $16.4 million from $20.3 million in the first quarter of fiscal 2012 to $3.9 million in the first quarter of fiscal 2013.  The lower sales volumes, unfavorable impact of foreign currency exchange rate changes and $4.5 million of restructuring expense related to the Original Equipment – Europe segment were the primary factors contributing to this decline in results from operations.

Restructuring expense increased $4.6 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 due to the initiation of the European restructuring plan in the first quarter of fiscal 2013.  The restructuring expense was for severance costs related to reductions in headcount within the Original Equipment – Europe segment.

During the first quarter of fiscal 2013, we recorded a $2.1 million provision for income taxes, which represents an effective tax rate of 205.8 percent.  This compares to a provision for income taxes of $5.0 million recorded during the first quarter of fiscal 2012, which represented a 28.6 percent effective tax rate.  This increase in the effective income tax rate is primarily due to changes in the valuation allowance for certain foreign losses for which no benefit is recognized.  During the first quarter of fiscal 2013, the Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  It is possible that by the end of fiscal 2013, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position thereby removing significant negative evidence concerning valuation allowance.  Throughout the remainder of fiscal 2013, all positive and negative evidence will be further analyzed in order to determine the propriety of the valuation allowance against the net deferred tax assets of this jurisdiction.

Loss from continuing operations of $1.1 million for the first quarter of fiscal 2013 represents a $13.7 million decline from the earnings from continuing operations of $12.6 million recorded for the first quarter of fiscal 2012.  In addition, diluted loss per share from continuing operations of $0.03 decreased $0.30 from diluted earnings per share from continuing operations of $0.27 for this same period last year.  The decrease in sales volumes and the European restructuring expense were the primary drivers of this decrease.

SEGMENT RESULTS OF OPERATIONS

Original Equipment – Asia

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	15.8	100.0%	21.3	100.0%
Cost of sales	15.4	97.5%	18.2	85.4%
Gross profit	0.4	2.6%	3.1	14.5%
Selling, general and administrative expenses	2.7	17.1%	2.3	10.8%
(Loss) income from continuing operations	(2.3)	-14.6%	0.8	3.8%

The Original Equipment – Asia segment is still in a growth phase and is currently launching numerous programs.  Net sales decreased $5.5 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 due to an expected decrease in automotive sales as we continue the strategic exit of the automotive module business and a decline in the off-highway vehicular market due to weak economic conditions in China.  Gross margin declined from 14.5 percent during the first quarter of fiscal 2012 to 2.6 percent during the first quarter of fiscal 2013 due to the sales volume decrease.  Loss from continuing operations of $2.3 million for the first quarter of fiscal 2013 represents a $3.1 million decline from the income from operations of $0.8 million for the first quarter of fiscal 2012 due to the decrease in gross profit from the lower sales volumes.

Index

Original Equipment – Europe

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	125.4	100.0%	166.8	100.0%
Cost of sales	110.7	88.3%	141.4	84.8%
Gross profit	14.7	11.7%	25.4	15.2%
Selling, general and administrative expenses	10.4	8.3%	13.8	8.3%
Restructuring expense	4.5	3.6%	0.0	0.0%
(Loss) income from continuing operations	(0.2)	-0.2%	11.6	7.0%

Original Equipment – Europe net sales decreased $41.4 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, driven by a $28.6 million decrease in premium automotive sales volumes as we continue to wind down the automotive module business, a delay in launches of commercial vehicle programs due to the slowdown in demand in the European commercial vehicle market, and a $15.3 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $10.7 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 including a $1.8 million unfavorable impact of foreign currency exchange rate changes, and gross margin decreased 350 basis points to 11.7 percent from 15.2 percent over this same period.  The decline in gross margin is primarily attributable to the lower sales volumes.  SG&A expenses decreased $3.4 million to $10.4 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 due to lower compensation-related expenses and a $1.8 million favorable impact of foreign currency exchange rate changes.   Loss from continuing operations of $0.2 million during the first quarter of fiscal 2013 represents a decline of $11.8 million from income from continuing operations of $11.6 million during the first quarter of fiscal 2012.  The (loss) income from continuing operations decline is a result of lower gross profit on lower sales volume and $4.5 million of restructuring expense recorded in the first quarter of fiscal 2013.

During the first quarter of fiscal 2013, we began implementing a restructuring plan in the Original Equipment – Europe segment.  This plan includes exiting certain non-core product lines, reducing manufacturing costs, implementing headcount reductions, and disposing of or selling certain fixed assets.  We recorded restructuring expense of $4.5 million in the quarter due to headcount reductions under this plan.  The restructuring plan is designed to align the cost structure of the segment with the strategic focus on the commercial vehicle market.  The long-term objectives of the restructuring plan for this segment are to achieve a gross margin in a range of 15 percent to 17 percent, annual SG&A savings of approximately $6.0 million to $9.0 million, operating margin in a range of 8 percent to 10 percent, and return on average capital employed of 15 percent.

Index

Original Equipment - North America

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	153.6	100.0%	156.6	100.0%
Cost of sales	130.0	84.6%	134.0	85.6%
Gross profit	23.6	15.4%	22.6	14.4%
Selling, general and administrative expenses	9.8	6.4%	11.9	7.6%
Restructuring income	0.0	0.0%	(0.1)	-0.1%
Income from continuing operations	13.8	9.0%	10.8	6.9%

Original Equipment – North America net sales decreased $3.0 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, primarily driven by the wind down of automotive programs, partially offset by increases in commercial vehicle and off highway sales.  Gross margin increased 100 basis points to 15.4 percent during the first quarter of fiscal 2013 from 14.4 percent during the first quarter of fiscal 2012 driven primarily by lower material costs and improved plant performance.  SG&A expenses decreased $2.1 million primarily due to lower pension and warranty costs and higher prototype and testing recoveries.  Income from continuing operations increased $3.0 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, due to higher gross profit and lower SG&A expenses.

South America

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	31.2	100.0%	47.9	100.0%
Cost of sales	26.5	84.9%	38.9	81.2%
Gross profit	4.7	15.2%	9.0	18.8%
Selling, general and administrative expenses	4.0	12.8%	5.8	12.1%
Income from continuing operations	0.7	2.2%	3.2	6.7%

South America net sales decreased $16.7 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, due to the continued weakness in the commercial vehicle market following the pre-buy ahead of the January 1, 2012 change in emission standards, aftermarket sales declines due to local economic conditions and an unfavorable impact of foreign currency exchange rate changes of $7.1 million.  Gross margin decreased from 18.8 percent during the first quarter of fiscal 2012 to 15.2 percent in the first quarter of fiscal 2013, due to the lower sales volume.  SG&A expenses decreased $1.8 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, partially due to a favorable impact of foreign currency exchange rate changes of $0.9 million.  Income from continuing operations decreased $2.5 million, based on the lower gross profit from lower sales volume, partially offset by the decrease in SG&A expenses.

Index

Commercial Products

For the three months ended June 30	2012		2011
(dollars in millions)	$'s	% of sales	$'s	% of sales
Net sales	30.1	100.0%	34.1	100.0%
Cost of sales	22.2	73.8%	24.6	72.1%
Gross profit	7.9	26.2%	9.5	27.9%
Selling, general and administrative expenses	6.9	22.9%	6.1	17.9%
Income from continuing operations	1.0	3.3%	3.4	10.0%

Commercial Products net sales decreased $4.0 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013, primarily due to weak overall economic conditions in the United Kingdom, a slowdown in construction activity ahead of the Olympics in London and a $0.4 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased 170 basis points to 26.2 percent during the first quarter of fiscal 2013 from 27.9 percent during the first quarter of fiscal 2012, from the lower sales volume.  SG&A expenses increased $0.8 million due to investment in new products and future growth.  Income from continuing operations declined $2.4 million to $1.0 million in the first quarter of fiscal 2013 from $3.4 million in the first quarter of fiscal 2012, due to the lower gross profit on the lower sales volume.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities and borrowings under lines of credit provided by banks in the United States and abroad.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for further information regarding our debt agreements.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under its primary U.S.-based debt agreements the Company is subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and provision for income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA does not represent, and should not be considered, an alternative to earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

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

Index

Our adjusted EBITDA for the four consecutive quarters ended June 30, 2012 was $112.7 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)
	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Total
Earnings (loss) from continuing operations	$1,000	$8,768	$15,646	$(1,055)	$24,359
Net earnings attributable to noncontrolling interest	(38)	(110)	(204)	(301)	(653)
Consolidated interest expense	3,297	2,893	3,303	3,039	12,532
Provision for (benefit from) income taxes	1,677	3,923	(711)	2,053	6,942
Depreciation and amortization expense	14,202	14,214	14,322	14,049	56,787
Non-cash charges (income) (a)	3,134	3,478	(86)	299	6,825
Restructuring and repositioning (income) charges (b)	(52)	499	671	4,761	5,879
Adjusted EBITDA	$23,220	$33,665	$32,941	$22,845	$112,671

(a)
Non-cash charges are comprised of long-lived asset impairments, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary, as follows:

(dollars in thousands)
	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Total
Long-lived asset impairments	$-	$-	$330	$-	$330
Loss on disposal of assets	-	2,161	-	-	2,161
Non-cash restructuring and repositioning income	-	-	(304)	-	(304)
Exchange losses (gains) on inter-company loans	3,134	1,317	(112)	299	4,638
Non-cash charges	$3,134	$3,478	$(86)	$299	$6,825

(b)
Restructuring and repositioning (income) charges represent cash restructuring and repositioning costs incurred in conjunction with the restructuring activities announced on or after January 31, 2008.  See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion on these activities.

Our interest expense coverage ratio for the four fiscal quarters ended June 30, 2012 was 8.77, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended June 30, 2012

Consolidated interest expense	$12,532
Plus: Other items (a)	321
Total consolidated interest expense	$12,853

Adjusted EBITDA	$112,671

Interest expense coverage ratio	8.77

(a)  Other items include costs associated with the sale of receivables.

Index

Our leverage ratio for the four fiscal quarters ended June 30, 2012 was 1.87, which was below the maximum ratio of 3.25 allowed in our primary debt agreements.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended June 30, 2012

Debt per balance sheet	$183,656
Plus: Indebtedness attributed to sales of accounts receivable	22,530
Net derivative liabilities	3,802
Standby letters of credit	835
Total consolidated debt	$210,823

Adjusted EBITDA	$112,671

Leverage ratio	1.87

We expect to remain in compliance with the interest expense coverage ratio and leverage ratio covenants through the remainder of fiscal 2013 and beyond.

Off-Balance Sheet Arrangements

None.

New Accounting Pronouncements

In June 2011, the FASB issued an amendment to the accounting guidance for the presentation of comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.  This amendment shall be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  This amendment was adopted for the first quarter of fiscal 2013 in the separate condensed consolidated statements of comprehensive income (two consecutive statement approach).

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

Contractual Obligations

There have been no material changes to our contractual obligations outside the ordinary course of business from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We are currently unable to determine the impact on our contractual obligations from the ultimate timing of settlement of the gross liability for uncertain tax positions, which was $3.2 million as of June 30, 2012.

Outlook

For the remainder of fiscal 2013, we expect weak economic conditions in several key geographic markets, including Europe, South America, and Asia.  Also, we expect approximately $80 million of planned program reductions due to the wind down of our BMW business in Europe and Asia, and of certain automotive and military programs in North America. These factors, as well as unfavorable foreign exchange impacts, result in an outlook of a 5 to 10 percent year-over-year decrease in net sales compared with our fiscal 2012 results.  We began to implement a restructuring program designed to align the cost structure and manufacturing base in Europe with a strategic focus on the commercial vehicle market.  We expect the impact of the sales volume declines in fiscal 2013 will result in operating income in a range of 3.5 to 4.0 percent of sales, excluding the impact of the European restructuring.  Further, we expect diluted earnings per share to be in the range of $0.60 to $0.70, excluding the impact of the European restructuring.  This outlook is unchanged from that reported at the end of fiscal 2012.

Index

Forward-Looking Statements

This report contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.  Other risks and uncertainties include, but are not limited to, the following:

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

•	Costs and other effects of the remediation of environmental contamination;

•	Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet quality standards with products produced at these facilities;

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions and increased profitability and return on assets as a result;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

•
The possibility that other or more significant issues may be identified in connection with the Company’s remediation of its value added tax (VAT) application errors in the Original Equipment – Europe segment;

•	Increasingly complex and restrictive government regulations in various jurisdictions in which we operate;

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

•	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Index

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine operates and competes, including currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the recent slowing of certain markets in China and Brazil and the economic uncertainties in the European Union;

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Modine’s ability or inability to successfully hedge its commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

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

The Company’s market risk disclosures have not materially changed since the 2012 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in Part II, Item 9A of the Company’s fiscal 2012 Form 10-K, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of June 30, 2012.

As more fully set forth in Part II, Item 9A, “Controls and Procedures,” of the fiscal 2012 Form 10-K, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012 because of the existence at that date of a material weakness in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Index

The Company is developing and implementing a plan, including additional control procedures, to remediate the material weakness.  These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the overall financial control environment:

Misapplication of value added tax (VAT) deficiency in the Original Equipment – Europe segment.  The following remediation plans are being implemented to address the value added tax deficiency:

•	Appoint a global process owner who is responsible for overseeing the Company’s compliance with VAT regulations, including directing the establishment of internal VAT policies and procedures;
•	Develop policies and procedures necessary to properly comply with the VAT regulations, with specific focus on cross-border transactions that could impact multiple taxing jurisdictions;
•	Develop a training module and train a cross-functional team of personnel in finance, sales, purchasing, and other applicable Company departments on the newly developed VAT policies;
•	Improve existing internal controls over VAT to include specific consideration of tooling sales and fixed asset transfers prior to invoice issuance in accordance with applicable VAT regulations;
•	Implement monitoring controls to evaluate compliance with the internal policies and applicable VAT regulations;
•
Engage additional resources (both internal and external) with technical expertise in VAT regulations, who will assist with the development of related internal policies and procedures, execute the transactions in accordance with internal policies and VAT regulations, and/or monitor compliance with internal policies and VAT regulations; and

•	Implement system changes that will identify the country of origin for all transactions to aid in the application of VAT for the appropriate taxing jurisdiction.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2013 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER OF PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of Common Stock during the first quarter of fiscal 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	—		—	—	—

May 1 – May 31, 2012	—		—	—	—

June 1 – June 30, 2012	17,870	(1)	$6.24	—	—

Total	17,870	(1)	$6.24	—	—

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of the stock awards. These shares are held as treasury shares.

Index

Item 6.	Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws, as amended	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 19, 2012

4.1	Third Amendment to Amended and Restated Credit Agreement (the "Third Credit Amendment") dated as of August of 6, 2012, with JPMorgan Chase Bank, N.A. ("JPMorgan"), as Administrative Agent, LC Issuer, Swing Line Lender and as a Lender, and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and as Lenders, BMO Harris Bank N.A., formerly known as M&I Marshall & Ilsley Bank, as Documentation Agent and as Lender and Associated Bank, N.A. and Comerica Bank (collectively, the "Lenders"). The Third Amendment amends Modine's existing four-year, $145 million multi-currency revolving credit facility dated as of August 12, 2010 (the "Original Credit Agreemet").	Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 6, 2012 ("August 6, 2012 8-K")

4.2	Second Ammendment to Note Purchase and Private Shelf Agreement (the "Third Note Purchase Amendment") dated as of August 6, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the "Noteholders") pursuant to which the Compnay and the Note Holders amended their Note Purchase and Private Shelf Agreement dated August 12, 2010 (the "Original Note Purchase Agreement").	Exhibit 4.2 to August 6, 2012 8-K

10.1	Employment Agreement, dated December 19, 2011, between Modine Holding GmbH and Holger Schwab, effective as of July 1, 2012		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extention Schema Document		X

101.CAL	XBRL Taxonomy Extention Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extention Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extention Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extention Presentation Linkbase Document		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and Chief Financial Officer*

Date: August 7, 2012

* Executing as both the principal financial officer and a duly authorized officer of the Company