Form 10-Q
period 2012-09-30
MODINE MANUFACTURING CO
filed 2012-11-06
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,198,088 at November 1, 2012.

MODINE MANUFACTURING COMPANY

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net sales	$339,922	$397,290	$690,298	$815,153
Cost of sales	287,326	334,916	586,117	682,977
Gross profit	52,596	62,374	104,181	132,176
Selling, general and administrative expenses	41,318	50,176	84,472	99,720
Impairment charges	16,748	-	16,748	-
Restructuring and repositioning expenses	1,317	-	5,877	-
(Loss) income from operations	(6,787)	12,198	(2,916)	32,456
Interest expense	3,370	3,297	6,409	6,287
Other (income) expense – net	(139)	6,223	(305)	5,884
(Loss) earnings from continuing operations before income taxes	(10,018)	2,678	(9,020)	20,285
Provision for income taxes	1,830	1,678	3,883	6,719
(Loss) earnings from continuing operations	(11,848)	1,000	(12,903)	13,566
(Loss) earnings from discontinued operations (net of income taxes)	(105)	373	72	373
Net (loss) earnings	(11,953)	1,373	(12,831)	13,939
Less: Net earnings attributable to noncontrolling interest	267	38	568	29
Net (loss) earnings attributable to Modine	$(12,220)	$1,335	$(13,399)	$13,910

(Loss) earnings per share from continuing operations attributable to Modine shareholders:
Basic	$(0.26)	$0.02	$(0.29)	$0.29
Diluted	$(0.26)	$0.02	$(0.29)	$0.29

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.26)	$0.03	$(0.29)	$0.30
Diluted	$(0.26)	$0.03	$(0.29)	$0.30

Weighted average shares outstanding:
Basic	46,584	46,477	46,565	46,419
Diluted	46,584	46,858	46,565	46,919

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net (loss) earnings	$(11,953)	$1,373	$(12,831)	$13,939
Other comprehensive income (loss), net of tax:
Foreign currency translation	5,134	(30,926)	(13,831)	(23,264)
Cash flow hedges	991	(3,462)	1,715	(5,574)
Change in benefit plan adjustment	825	1,670	1,824	3,223
Total other comprehensive income (loss)	6,950	(32,718)	(10,292)	(25,615)

Comprehensive loss	(5,003)	(31,345)	(23,123)	(11,676)
Comprehensive income attributable to noncontrolling interest	267	38	568	29
Comprehensive loss attributable to Modine	$(5,270)	$(31,383)	$(23,691)	$(11,705)

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and March 31, 2012
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$29,620	$31,445
Trade receivables, less allowance for doubtful accounts of $1,011 and $809	177,788	216,103
Inventories	121,585	120,819
Other current assets	71,498	59,164
Total current assets	400,491	427,531
Property, plant and equipment – net	372,077	412,059
Investment in affiliate	4,000	3,728
Goodwill	29,527	29,933
Intangible assets – net	8,903	5,805
Other noncurrent assets	17,490	14,405
Total assets	$832,488	$893,461
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$19,750	$21,296
Long-term debt – current portion	737	1,093
Accounts payable	130,187	156,907
Accrued compensation and employee benefits	48,408	50,643
Other current liabilities	66,169	67,612
Total current liabilities	265,251	297,551
Long-term debt	142,566	141,892
Deferred income taxes	11,943	12,297
Pensions	87,445	94,091
Postretirement benefits	6,557	6,426
Other noncurrent liabilities	14,263	15,072
Total liabilities	528,025	567,329
Commitments and contingencies (See Note 18)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16,000 shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80,000 shares, issued 47,720 and 47,361 shares, respectively	29,825	29,600
Additional paid-in capital	169,629	168,290
Retained earnings	218,429	231,828
Accumulated other comprehensive loss	(100,598)	(90,306)
Treasury stock at cost: 617 and 594 shares, respectively	(14,648)	(14,505)
Total Modine shareholders' equity	302,637	324,907
Noncontrolling interest	1,826	1,225
Total equity	304,463	326,132
Total liabilities and equity	$832,488	$893,461

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Six months ended September 30
	2012	2011

Cash flows from operating activities:
Net (loss) earnings	$(12,831)	$13,939
Adjustments to reconcile net (loss) earnings with net cash provided by operating activities:
Depreciation and amortization	28,189	29,154
Impairment charges	16,748	-
Other – net	6,235	6,379
Net changes in operating assets and liabilities	(11,579)	(46,315)
Net cash provided by operating activities	26,762	3,157

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20,717)	(32,532)
Acquisition, net of cash acquired	(4,938)	-
Other – net	(1,621)	1,794
Net cash used for investing activities	(27,276)	(30,738)

Cash flows from financing activities:
Short-term debt – net	(1,354)	2,264
Borrowings of long-term debt	59,541	82,749
Repayments of long-term debt	(59,000)	(59,680)
Other – net	(28)	921
Net cash (used for) provided by financing activities	(841)	26,254

Effect of exchange rate changes on cash	(470)	(1,385)
Net decrease in cash and cash equivalents	(1,825)	(2,712)

Cash and cash equivalents at beginning of period	31,445	32,930
Cash and cash equivalents at end of period	$29,620	$30,218

The notes to unaudited condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (Modine or the Company) for the fiscal year ended March 31, 2012.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2012.

Note 2: Significant Accounting Policies

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2012, the quarterly results for fiscal 2012 have been revised as a result of errors identified during fiscal 2012 that were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended September 30, 2011, cost of sales decreased $355, gross profit increased $355, selling, general and administrative expenses increased $101, other expense – net increased $197, provision for income taxes decreased $318 and earnings from continuing operations increased $375 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share increased $0.01 for the three months ended September 30, 2011 as a result of these revisions.  For the six months ended September 30, 2011, cost of sales decreased $726, gross profit increased $726, selling, general and administrative expenses increased $207, provision for income taxes increased $694 and earnings from continuing operations decreased $175 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share were unchanged for the six months ended September 30, 2011 as a result of these revisions.

Out of period adjustment:  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which understated pre-tax earnings by $542 in the fourth quarter of fiscal 2012, and overstated pre-tax earnings by this same amount in the first quarter of fiscal 2013.  This amount was not considered material to the financial statements of either the fourth quarter of fiscal 2012 or the first six months of fiscal 2013.

New accounting pronouncements:  In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting guidance for the presentation of comprehensive income. This amendment removes one of the three presentation options for presenting the components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires either a single continuous statement of net income and other comprehensive income or a two consecutive statement approach.  The Company adopted this guidance beginning in the first quarter of fiscal 2013 with the two consecutive statement approach.

In September 2011, the FASB issued an amendment to the accounting guidance for testing goodwill for impairment.  The amendment provides an option for companies to first use a qualitative approach to test goodwill for impairment if certain conditions are met.  If it is determined to be more likely than not that the fair value of the reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test.  The amendment is effective for the Company’s upcoming fiscal 2013 goodwill impairment test.  The Company is assessing this new guidance and does not anticipate any impact on its consolidated financial statements from the adoption of this amendment.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 3: Employee Benefit Plans

During the three months ended September 30, 2012 and 2011, the Company recorded compensation expense of $1,414 and $655, respectively, related to its 401(k) defined contribution plans. During the six months ended September 30, 2012 and 2011, the Company recorded compensation expense of $3,044 and $1,885, respectively, related to its 401(k) defined contribution plans.

During the three months ended September 30, 2012 and 2011, the Company elected to contribute $2,600 and $2,150, respectively, to its U.S. pension plans.   During the six months ended September 30, 2012 and 2011, the Company elected to contribute $4,750 and $7,200, respectively, to its U.S. pension plans.

Costs for Modine's pension and postretirement benefit plans include the following components:

	Three months ended September 30				Six months ended September 30
	Pension		Postretirement		Pension		Postretirement
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$157	$425	$12	$9	$298	$851	$23	$21
Interest cost	3,385	3,502	80	89	6,726	7,007	154	173
Expected return on plan assets	(4,023)	(3,848)	-	-	(8,054)	(7,696)	-	-
Amortization of:
Unrecognized net loss (gain)	1,238	1,995	(6)	-	2,493	3,990	(6)	(12)
Unrecognized prior service credit	-	-	(372)	(416)	-	-	(744)	(831)
Net periodic benefit cost (income)	$757	$2,074	$(286)	$(318)	$1,463	$4,152	$(573)	$(649)

Note 4: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  Modine recognized stock-based compensation cost of $672 and $1,738 for the three months ended September 30, 2012 and 2011, respectively.  Modine recognized stock-based compensation cost of $1,564 and $2,578 for the six months ended September 30, 2012 and 2011, respectively.  The performance component of awards granted under the long-term incentive plan during the first quarter of fiscal 2013 is based on consolidated target return on average capital employed (ROACE) (weighted at 50 percent), cumulative revenue over the three year performance period (weighted at 25 percent), and a target European ROACE at the end of the three year performance period (weighted at 25 percent).  The Company currently considers the attainment of the consolidated ROACE and European ROACE components to be probable.  ROACE is defined as operating income adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate, and further adjusted to exclude earnings (or losses) attributable to minority shareholders; divided by total debt plus shareholders’ equity.  Cumulative revenue is the Company’s net sales over the performance period.  European ROACE is defined as the Europe segment operating income, less research and development charges to the Company’s corporate expenses, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate; divided by Europe segment total assets, less cash and cash equivalents and Europe segment total liabilities, excluding debt.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The following tables present the fair market value of stock-based compensation awards granted during the three and six months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	5	$5.58	141	$10.45
Unrestricted stock	-	-	28	$14.93
Restricted stock - retention	15	$6.93	63	$14.93
Restricted stock - performance based	-	-	190	$14.93

	Six months ended September 30,
	2012		2011
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	243	$4.26	141	$10.45
Unrestricted stock	-	-	28	$14.93
Restricted stock - retention	368	$5.80	63	$14.93
Restricted stock - performance based	353	$5.75	190	$14.93

The accompanying table sets forth the assumptions used in determining fair value for options:

	Six months ended September 30,
	2012	2011
Expected life of awards in years	6.3	6.3
Risk-free interest rate	0.86%	1.93%
Expected volatility of the Company's stock	87.35%	79.56%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2012, the total remaining unrecognized compensation cost related to the non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$1,403	2.1
Restricted stock - retention	3,341	3.2
Restricted stock - performance	1,717	2.3
Total	$6,461	2.7

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 5: Other Income (Expense) – Net

Other income (expense) was comprised of the following:

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Equity in (loss) earnings of non-consolidated affiliate	$(40)	$(13)	$133	$(415)
Interest income	120	206	325	386
Foreign currency transactions	25	(6,412)	(227)	(5,865)
Other non-operating income (expense) - net	34	(4)	74	10
Total other income (expense) - net	$139	$(6,223)	$305	$(5,884)

Foreign currency transactions for the three and six months ended September 30, 2012 and 2011 were primarily comprised of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency.

Note 6: Income Taxes

For the three months ended September 30, 2012 and 2011, the Company’s provision for income taxes was $1,830 and $1,678, respectively.  For the six months ended September 30, 2012 and 2011, the Company’s provision for income taxes was $3,883 and $6,719, respectively.

During the three months ended September 30, 2012, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S., Germany and certain other foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that by the end of fiscal 2013 or in fiscal 2014, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position thereby removing significant negative evidence concerning the valuation allowance.  The Company will continue to evaluate all positive and negative evidence to determine the propriety of the valuation allowance against the net deferred tax assets of this jurisdiction.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. For the six months ended September 30, 2012, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As a result, the U.S. taxing jurisdiction continues to no longer be considered on a discrete basis but is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in Germany, Austria and certain other foreign locations continue to be excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year.  The income tax provision or benefit for the Company’s other foreign operations are recorded under the overall effective tax rate methodology.

The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than that which will result from the expiration of the applicable statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  A tax audit in Germany, covering fiscal years 2006 through 2010, commenced during the first quarter of fiscal 2013 and is in its early stages.  The Company has not been notified of any other tax examinations covering open periods.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 7: Earnings Per Share

The components of basic and diluted earnings per share are as follows:

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Basic Earnings Per Share:
(Loss) earnings from continuing operations	$(11,848)	$1,000	$(12,903)	$13,566
Less: Net earnings attributable to noncontrolling interest	(267)	(38)	(568)	(29)
(Loss) earnings from continuing operations attributable to Modine	(12,115)	962	(13,471)	13,537
Less: Undistributed earnings attributable to unvested shares	-	(3)	-	(51)
Net (loss) earnings from continuing operations available to Modine shareholders	(12,115)	959	(13,471)	13,486
Net (loss) earnings from discontinued operations	(105)	373	72	373
Less: Undistributed earnings attributable to unvested shares	-	(1)	(1)	(1)
Net (loss) earnings from discontinued operations available to Modine shareholders	(105)	372	71	372
Net (loss) earnings available to Modine shareholders	$(12,220)	$1,331	$(13,400)	$13,858

Weighted average shares outstanding - basic	46,584	46,477	46,565	46,419

(Loss) earnings from continuing operations per share	$(0.26)	$0.02	$(0.29)	$0.29
Net earnings from discontinued operations per share	-	0.01	-	0.01
Net (loss) earnings per share - basic	$(0.26)	$0.03	$(0.29)	$0.30

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Diluted Earnings Per Share:
(Loss) earnings from continuing operations	$(11,848)	$1,000	$(12,903)	$13,566
Less: Net earnings attributable to noncontrolling interest	(267)	(38)	(568)	(29)
(Loss) earnings from continuing operations attributable to Modine	(12,115)	962	(13,471)	13,537
Less: Undistributed earnings attributable to unvested shares	-	(4)	-	(35)
Net (loss) earnings from continuing operations available to Modine shareholders	(12,115)	958	(13,471)	13,502
Net (loss) earnings from discontinued operations	(105)	373	72	373
Less: Undistributed earnings attributable to unvested shares	-	(1)	(1)	(1)
Net (loss) earnings from discontinued operations available to Modine shareholders	(105)	372	71	372
Net (loss) earnings available to Modine shareholders	$(12,220)	$1,330	$(13,400)	$13,874

Weighted average shares outstanding - basic	46,584	46,477	46,565	46,419
Effect of dilutive securities	-	381	-	500
Weighted average shares outstanding - diluted	46,584	46,858	46,565	46,919

(Loss) earnings from continuing operations per share	$(0.26)	$0.02	$(0.29)	$0.29
Net earnings from discontinued operations per share	-	0.01	-	0.01
Net (loss) earnings per share - diluted	$(0.26)	$0.03	$(0.29)	$0.30

For the three and six months ended September 30, 2012, the total number of potential dilutive securities was 228 and 282, respectively.  However, these securities were not included in the computation of diluted net loss per share for the three and six months ended September 30, 2012, since to do so would decrease the loss per share.  For the three and six months ended September 30, 2012, 1,273 shares issuable upon the exercise of stock options were anti-dilutive and excluded from the calculation of diluted earnings per share.  In addition, for the three and six months ended September 30, 2012, 146 and 131, respectively of restricted stock awards were anti-dilutive and were also excluded from the calculation of diluted earnings per share.  For the three and six months ended September 30, 2011, 1,497 shares issuable upon the exercise of stock options and 189 shares of restricted stock awards were anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 8: Inventories

Inventories consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials and work in process	$86,994	$88,632
Finished goods	34,591	32,187
Total inventories	$121,585	$120,819

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 9: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2012	March 31, 2012
Gross property, plant and equipment	$1,034,224	$1,092,703
Accumulated depreciation	(662,147)	(680,644)
Net property, plant and equipment	$372,077	$412,059

Note 10: Acquisitions

On July 25, 2012, the Company completed the acquisition of Geofinity Manufacturing of Surrey, British Columbia for cash consideration of $4,938, net of cash acquired.  This acquisition, which is included in the Commercial Products segment, provides Modine with a product line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Acquired assets and liabilities assumed were recorded at their respective fair values.  The purchase price allocation resulted in acquired technology of $3,477, working capital net assets of $678 and goodwill of $783.  Acquired technology consists of a fully developed product line, technical processes and intellectual property and is being amortized over ten years.

During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda.  The purchase agreement included a $2,000 note which was payable subject to the resolution of certain obligations of the sellers.  During the second quarter of fiscal 2013, the Company and the sellers reached a final resolution under which the Company is not obligated to pay the note to the seller.  As a result, the Company recorded a $2,000 reduction to selling, general and administrative expenses in the South America segment during the second quarter of fiscal 2013.

Note 11: Impairment and Restructuring Charges

During the first quarter of fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company expects actions will include exiting certain non-core product lines based on its global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of or selling certain assets.  The restructuring is designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway and engine product markets, while improving gross margin and return on average capital employed.

Since the commencement of the Europe segment restructuring, the Company has recorded $15,756 of asset impairment charges, $5,616 of employee severance costs and $261 of repositioning expenses.  The Company currently anticipates incurring additional restructuring and repositioning costs of approximately $10,000, with the majority of these costs being incurred through fiscal 2014.  Total future cash expenditures of approximately $15,000 are anticipated to be incurred related to this restructuring plan.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Restructuring and repositioning expenses relative to the Europe segment restructuring program were as follows:

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011

Employee severance and related benefits	$1,114	$-	$5,616	$-
Repositioning costs	203	-	261	-
Total restructuring and repositioning expenses	$1,317	$-	$5,877	$-

Changes in accrued severance were as follows:

	Three months ended September 30, 2012	Six months ended September 30, 2012

Beginning balance	$4,344	$-
Additions	1,114	5,616
Payments	(815)	(966)
Effect of exchange rate changes	98	91
Balance, September 30, 2012	$4,741	$4,741

The Company recorded asset impairment charges of $16,748 during the quarter ended September 30, 2012 to reduce the carrying value of certain facilities held for sale in the North America and Europe segments to their estimated fair value, less costs to sell.  Assets held for sale of $6,646 and $2,450 at September 30, 2012 and March 31, 2012, respectively, included in other noncurrent assets, consist of facilities that the Company is currently marketing for sale.  Upon designation as held for sale, the carrying value of the asset was measured at the lower of its carrying value or its estimated fair value, less costs to sell.

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first six months of fiscal 2013 were as follows:

		South	Commercial
	Asia	America	Products	Total

Goodwill, March 31, 2012	$520	$13,498	$15,915	$29,933
Acquisition	-	-	783	783
Fluctuations in foreign currency	-	(1,323)	134	(1,189)
Goodwill, September 30, 2012	$520	$12,175	$16,832	$29,527

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Intangible assets were comprised of the following:

	September 30, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Tradenames	$9,955	$(4,511)	$5,444	$10,387	$(4,582)	$5,805
Acquired technology	3,477	(18)	3,459	-	-	-
Total intangible assets	$13,432	$(4,529)	$8,903	$10,387	$(4,582)	$5,805

Amortization expense for the three months ended September 30, 2012 and 2011 was $167 and $152, respectively, and for the six months ended September 30, 2012 and 2011 was $317 and $311, respectively.  Total estimated amortization expense expected for the remainder of fiscal year 2013 through 2018 and beyond is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2013	$400
2014	795
2015	1,111
2016	1,208
2017	1,266
2018 & Beyond	4,123

Note 13: Indebtedness

The Company has $125,000 outstanding 6.83 percent Senior Notes, maturing on August 12, 2020.  As of September 30, 2012, the Company also had $6,000 outstanding under its $145,000 domestic revolving credit facility, which expires in August 2014.  At March 31, 2012, the Company had $9,000 outstanding on this domestic revolving credit facility.

Provisions contained in the Company’s revolving credit facility and Senior Note agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of September 30, 2012.

Modine also maintains credit agreements with foreign banks with outstanding short-term borrowings at September 30, 2012 and March 31, 2012 of $19,750 and $21,296, respectively.  The foreign unused lines of credit in Europe, Brazil, China and India at September 30, 2012 were $54,000.  Domestic unused lines of credit at September 30, 2012 were $133,000.  In aggregate, the Company had total available lines of credit of $187,000 at September 30, 2012.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2012 and March 31, 2012, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $142,000 and $139,000 at September 30, 2012 and March 31, 2012, respectively.  The fair value of the Senior Notes is categorized as Level 2 of the fair value hierarchy.  Refer to Note 15 for the definition of a Level 2 fair value measurement.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 14: Derivatives and Hedging Activities

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

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing market prices for future purchases of these commodities.  Until the fourth quarter of fiscal 2012, these contracts were designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts were deferred as a component of accumulated other comprehensive (loss) income (AOCI), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the contracts used for aluminum and copper hedging became ineffective and the Company began recording the unrealized gains and losses within cost of sales.  The amounts recorded in AOCI will remain there until the underlying purchases of aluminum and copper impact earnings.  The Company did not enter into any futures contracts during the second quarter of fiscal 2013.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  The Company has not designated these contracts for hedge accounting.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other income and expense.  Gains and losses on these foreign currency contracts are offset by gains and losses recorded within the related assets and liabilities.

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2012	March 31, 2012
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Other current assets	$-	$156
Commodity derivatives	Other current liabilities	-	924

Derivative instruments not designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$205	$205
Commodity derivatives	Other current liabilities	1,593	2,606

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The amounts recorded in AOCI and in the consolidated statement of operations for all of the Company’s derivative financial instruments were as follows:

			Three months ended		Six months ended
			September 30, 2012		September 30, 2012
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total (Gain) Loss Recognized in Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total (Gain) Loss Recognized in Continuing Operations
Commodity derivatives	$1,382	Cost of sales	$991	$(14)	$1,715	$2,725
Foreign exchange contracts	-	Other (income) expense - net	-	97	-	(339)
Total	$1,382		$991	$83	$1,715	$2,386

			Three months ended	Six months ended
			September 30, 2011	September 30, 2011
	Amount of Loss Recognized in AOCI	Location of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations	Amount of Loss Reclassified from AOCI into Continuing Operations
Commodity derivatives	$5,239	Cost of sales	$617	$417
Total	$5,239		$617	$417

Note 15: Fair Value Measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves or currency rates.  These measurements are classified within Level 3.

Trading securities:  The Company’s trading securities, which are included within other current assets on the balance sheet, are a mix of various investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values and are classified within Level 2 of the valuation hierarchy.

Derivative financial instruments:  As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include currency options and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB – or better.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

The Company measures fair value assuming that the unit of account is an individual derivative transaction and those derivatives are sold or transferred on a stand-alone basis.  The Company estimates the fair value of these derivative instruments based on dealer quotes.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

Deferred compensation obligation:  The fair value of the Company’s deferred compensation obligation is recorded at the fair value of the investments held by the deferred compensation trust.  As described above, the fair values of the related trading securities are the market values from active markets and are classified within Level 1 of the valuation hierarchy.  The fair values of money market investments have been determined to approximate their net asset values and are classified within Level 2 of the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

At September 30, 2012, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (short-term investments)	$2,072	$-	$-	$2,072
Derivative financial instruments	-	205	-	205
Total assets	$2,072	$205	$-	$2,277

Liabilities:
Derivative financial instruments	$-	$1,593	$-	$1,593
Deferred compensation obligation	2,072	-	-	2,072
Total liabilities	$2,072	$1,593	$-	$3,665

At March 31, 2012, the assets and liabilities that are measured at fair value on a recurring basis were classified as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (short-term investments)	$1,784	$12	$-	$1,796
Derivative financial instruments	-	361	-	361
Total assets	$1,784	$373	$-	$2,157

Liabilities:
Derivative financial instruments	$-	$3,530	$-	$3,530
Deferred compensation obligation	1,823	12	-	1,835
Total liabilities	$1,823	$3,542	$-	$5,365

Assets held for sale:  In addition to items that are measured at fair value on a recurring basis, assets held for sale and certain other long-lived assets may be measured at fair value on a nonrecurring basis.  These assets have been written down to fair value, based on Level 3 market-based valuation inputs.  The carrying value of assets held for sale totaled $6,646 at September 30, 2012.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

Note 16: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30
	2012	2011

Balance, July 1	$10,521	$14,408
Accruals for warranties issued	1,385	1,849
Accruals (reversals) related to pre-existing warranties	1,689	(624)
Settlements	(1,329)	(2,244)
Effect of exchange rate changes	70	(542)
Balance, September 30	$12,336	$12,847

	Six months ended September 30
	2012	2011

Balance, April 1	$11,385	$14,681
Accruals for warranties issued	2,727	3,398
Accruals (reversals) related to pre-existing warranties	1,209	(467)
Settlements	(2,757)	(4,384)
Effect of exchange rate changes	(228)	(381)
Balance, September 30	$12,336	$12,847

Note 17: Segment Information

The following is a summary of net sales, gross profit, income (loss) from operations and total assets by segment:

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Net sales:
North America	$143,374	$148,848	$297,000	$305,483
Europe	118,771	151,988	244,219	318,830
South America	34,222	48,095	65,373	96,016
Asia	13,818	19,989	29,609	41,254
Commercial Products	33,824	35,070	63,965	69,218
Segment net sales	344,009	403,990	700,166	830,801
Corporate and eliminations	(4,087)	(6,700)	(9,868)	(15,648)
Net sales	$339,922	$397,290	$690,298	$815,153

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(unaudited)

	Three months ended September 30				Six months ended September 30
	2012		2011		2012		2011
Gross profit:		% of sales		% of sales		% of sales		% of sales
North America	$18,499	12.9%	$20,991	14.1%	$42,101	14.2%	$43,603	14.3%
Europe	17,808	15.0%	20,302	13.4%	32,516	13.3%	45,696	14.3%
South America	5,775	16.9%	8,851	18.4%	10,511	16.1%	17,843	18.6%
Asia	23	0.2%	1,820	9.1%	440	1.5%	4,906	11.9%
Commercial Products	10,124	29.9%	10,261	29.3%	18,021	28.2%	19,790	28.6%
Segment gross profit	52,229	15.2%	62,225	15.4%	103,589	14.8%	131,838	15.9%
Corporate and eliminations	367	-	149	-	592	-	338	-
Gross profit	$52,596	15.5%	$62,374	15.7%	$104,181	15.1%	$132,176	16.2%

	Three months ended September 30		Six months ended September 30
	2012	2011	2012	2011
Income (loss) from operations:
North America	$6,844	$10,899	$20,692	$21,718
Europe	(9,942)	8,341	(10,128)	19,948
South America	4,255	2,687	4,962	5,877
Asia	(2,335)	(750)	(4,597)	63
Commercial Products	2,593	2,897	3,592	6,268
Segment income from operations	1,415	24,074	14,521	53,874
Corporate and eliminations	(8,202)	(11,876)	(17,437)	(21,418)
(Loss) income from operations	$(6,787)	$12,198	$(2,916)	$32,456

	September 30, 2012	March 31, 2012
Total assets:
North America	$218,485	$232,855
Europe	335,512	370,824
South America	89,922	96,588
Asia	94,868	102,567
Commercial Products	79,462	68,900
Corporate and eliminations	14,239	21,727
Total assets	$832,488	$893,461

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

•	Accounts receivable - performing periodic customer credit evaluations and actively monitoring their financial condition and developing business news;
•
Pension assets – ensuring that investments within these plans provide appropriate diversification, monitoring of investment teams, ensuring that portfolio managers are adhering to the Company’s investment policies and directives, and ensuring that exposure to high risk investments is limited; and

•	Insurance – ensuring that insurance providers have financial ratings acceptable to the Company.

Counterparty risks:  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough reviews of customer credit reports and accounts receivable aging reports by internal credit committees;
•	Suppliers – maintaining a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments have credit ratings acceptable to the Company.

European value added tax:  During fiscal 2012, the Company determined that it was not properly applying value added tax (VAT) to various cross border transactions within the Europe segment.  At September 30, 2012 and March 31, 2012, the Company had recorded an estimated liability for VAT exposures of $10,683, which consists of unpaid VAT and estimated interest and penalties that may be levied against the Company by taxing authorities.  The Company is in the process of reporting this matter to the applicable taxing authorities, and cannot provide assurance about the ultimate resolution at this time.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

The Company actively monitors and addresses environmental matters and has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser issues at certain facilities located in the United States.  These expenditures generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The reserves for these environmental matters totaled $5,887 and $6,946 at September 30, 2012 and March 31, 2012, respectively.  During the six months ended September 30, 2012 and 2011, additional reserves of $110 and $934, respectively, were recorded as a component of continuing operations.  As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and others in which claims are asserted against Modine.  In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.

Index

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2012 refers to the second quarter of fiscal 2013.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2013 decreased from the second quarter of fiscal 2012 across all of our business segments, driven by weakening end market demand and unfavorable foreign currency exchange rate changes.  Gross margin declined slightly due to reduced sales volume partially offset by better pricing, favorable product mix and lower material costs year over year.  Selling, general and administrative (SG&A) expenses decreased from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 primarily due to lower compensation-related expense, the reversal of an acquisition-related liability in South America and the favorable impact of foreign currency exchange rate changes year over year.  Asset impairment charges of $16.7 million were recorded during the quarter within the Europe and North America segments to reduce the carrying value of assets held for sale to their estimated fair value.  During the second quarter of fiscal 2013, we recorded a loss from continuing operations of $11.8 million, as compared to earnings from continuing operations of $1.0 million in the prior year.

Year-To-Date Highlights:  Net sales in the first six months of fiscal 2013 decreased from the first six months of fiscal 2012 across all of our business segments particularly within the automotive and commercial vehicle markets.  Gross margin decreased due to the lower sales volume.  SG&A expenses decreased year over year, yet remained the same as a percentage of sales.  Asset impairment charges of $16.7 million were recorded during the second quarter within the Europe and North America segments to reduce the carrying value of assets held for sale to their estimated fair value.  European restructuring and repositioning expense of $5.9 million negatively impacted results for the first six months of fiscal 2013.  The European restructuring plan is designed to align the cost structure of the segment with our strategic focus on the commercial vehicle, off-highway, and engine product markets.  As we continue our European restructuring plan, we expect to record additional impairment, restructuring and repositioning expenses in the second half of fiscal 2013 and beyond.  The loss from continuing operations of $12.9 million represents a significant decrease from the earnings from continuing operations of $13.6 million during the prior year.

CONSOLIDATED RESULTS OF OPERATIONS – CONTINUING OPERATIONS

The results for the three and six months ended September 30, 2011 have been revised to reflect the correction of errors that were identified and corrected in the fourth quarter of fiscal 2012.  In addition, the results for the six months ended September 30, 2012 include an out-of-period adjustment in the first quarter related to certain commodity hedges.  See Note 2 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three and six months ended September 30, 2012 and 2011:

Index

	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		339.9	100.0%		397.3	100.0%		690.3	100.0%		815.2	100.0%
Cost of sales		287.3	84.5%		334.9	84.3%		586.1	84.9%		683.0	83.8%
Gross profit		52.6	15.5%		62.4	15.7%		104.2	15.1%		132.2	16.2%
Selling, general and administrative expenses		41.3	12.2%		50.2	12.6%		84.5	12.2%		99.7	12.2%
Impairment charges		16.7	4.9%		-	-		16.7	2.4%		-	-
Restructuring and repositioning expenses		1.3	0.4%		-	-		5.9	0.9%		-	-
(Loss) income from operations		(6.8)	-2.0%		12.2	3.1%		(2.9)	-0.4%		32.5	4.0%
Interest expense		3.4	1.0%		3.3	0.8%		6.4	0.9%		6.3	0.8%
Other (income) expense – net		(0.1)	0.0%		6.2	1.6%		(0.3)	0.0%		5.9	0.7%
(Loss) earnings from continuing operations before income taxes		(10.0)	-3.0%		2.7	0.7%		(9.0)	-1.3%		20.3	2.5%
Provision for income taxes		1.8	0.5%		1.7	0.4%		3.9	0.6%		6.7	0.8%
(Loss) earnings from continuing operations		(11.8)	-3.5%		1.0	0.3%		(12.9)	-1.9%		13.6	1.7%

Comparison of Three Months Ended September 30, 2012 and 2011

Second quarter net sales of $339.9 million were 14.4 percent lower than the $397.3 million in the second quarter of last year, driven by decreases in overall sales volume due to weakening end market demand, the continued wind down of the non-strategic automotive module business in Europe, along with a $24.3 million unfavorable impact of foreign currency exchange rate changes year over year.  Automotive market sales declined 28 percent compared to the second quarter of fiscal 2012, as we continue the strategic exit of the automotive module business.  Commercial vehicle and off-highway sales decreased 18 percent and 14 percent, respectively, compared to the second quarter of fiscal 2012 as a result of weakened end market conditions.

During the second quarter of fiscal 2013, gross profit decreased $9.8 million from the second quarter of fiscal 2012 due to decreased sales volume and a $2.9 million unfavorable impact of foreign currency exchange rate changes.  Gross margin declined 20 basis points from 15.7 percent in the second quarter of fiscal 2012 to 15.5 percent in the second quarter of fiscal 2013 primarily due to reduced sales volume, partially offset by improved pricing, favorable product mix and lower material costs year over year.

SG&A expenses decreased $8.9 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013, and decreased as a percentage of sales to 12.2 percent.  The decrease in SG&A expenses was due to lower compensation-related expense, the reversal of an acquisition-related liability of $2.0 million in South America and a $3.2 million favorable impact of foreign currency exchange rate changes year over year.

During the second quarter of fiscal 2013, impairment charges of $16.7 million were recorded to reduce the carrying value of assets held for sale to their estimated fair value with $15.7 million recorded within the Europe segment and $1.0 million recorded within the North America segment.

Restructuring and repositioning expenses of $1.3 million were recorded during the second quarter of fiscal 2013 primarily due to headcount reductions under our restructuring plan in the Europe segment.

Loss from operations of $6.8 million in the second quarter of fiscal 2013 represents a $19.0 million decline from income from operations of $12.2 million in the second quarter of fiscal 2012.  This decrease was due to lower sales volume, $16.7 million of impairment charges and $1.3 million of restructuring and repositioning expenses during the quarter.

Index

Other expense improved $6.3 million from $6.2 million in the second quarter of fiscal 2012 to other income of $0.1 million in the second quarter of fiscal 2013.  Second quarter fiscal 2012 included $6.4 million of foreign currency losses on inter-company loans and other transactions denominated in foreign currencies.

During the second quarter of fiscal 2013 and fiscal 2012, the provision for income taxes was $1.8 million and $1.7 million, respectively.  The provision for income taxes in the second quarter of fiscal 2013 was the result of earnings in certain foreign jurisdictions.  The Company continued to record a full valuation allowance against its net deferred tax assets located in the U.S., Germany and certain other foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  It is possible that by the end of fiscal 2013 or in fiscal 2014, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position thereby removing significant negative evidence concerning the valuation allowance.  The Company will continue to evaluate all positive and negative evidence to determine the propriety of the valuation allowance against the net deferred tax assets of this jurisdiction.

During the second quarter of fiscal 2013, loss from continuing operations was $11.8 million compared to earnings from continuing operations of $1.0 million in the second quarter of the prior year.  Diluted loss per share of $0.26 represents a decrease of $0.29 from the diluted earnings per share of $0.03 in the prior year.  The losses in the second quarter include $16.7 million of impairment charges and $1.3 million of restructuring and repositioning expenses.

Comparison of Six Months Ended September 30, 2012 and 2011

Fiscal 2013 year-to-date net sales of $690.3 million decreased $124.9 million from the $815.2 million in the same period last year, driven by decreases in overall sales volume, along with a $47.9 million unfavorable impact of foreign currency exchange rate changes year over year.  Automotive and commercial vehicle sales decreased 30 percent and 15 percent, respectively, compared to the first six months of fiscal 2012.

Fiscal 2013 year-to-date gross profit of $104.2 million decreased $28.0 million from the $132.2 million in the same period of fiscal 2012.  Gross margin decreased 110 basis points to 15.1 percent from 16.2 percent in the same period of fiscal 2012.  The decline in gross profit was driven by a decrease in overall sales volume, along with a $5.8 million unfavorable impact of foreign currency exchange rate changes year over year.

Fiscal 2013 year-to-date SG&A expenses decreased $15.2 million from the same period last year yet remained the same as a percentage of sales.  The decrease in SG&A expenses was due to lower compensation-related expense, the reversal of an acquisition related liability and a $6.0 million favorable impact of foreign currency exchange rate changes year over year.

During the second quarter of fiscal 2013, impairment charges of $16.7 million were recorded to reduce the carrying value of assets held for sale to their estimated fair value in the Europe and North America segments.

Restructuring and repositioning expenses of $5.9 million were recorded during the second quarter of fiscal 2013 primarily due to headcount reductions at our regional headquarters in Germany under the restructuring plan in the Europe segment.

Fiscal 2013 year-to-date loss from operations of $2.9 million decreased $35.4 million from the same period last year.  This decrease was largely due to the lower sales volume, $16.7 million of impairment charges and $5.9 million of restructuring and repositioning expenses.

Fiscal 2013 year-to-date other income of $0.3 million represents a $6.2 million increase from other expense of $5.9 million during the same period last year.  The first six months of fiscal 2012 included $5.9 million of foreign currency exchange losses on inter-company loans and other transactions denominated in foreign currencies.

Index

During the first six months of fiscal 2013 and fiscal 2012, the provision for income taxes was $3.9 million and $6.7 million, respectively.  The year-to-date provision for income taxes was the result of earnings in various foreign jurisdictions and the full valuation allowance against net deferred tax assets in the U.S., Germany and certain other foreign jurisdictions.

Loss from continuing operations of $12.9 million for the first six months of fiscal 2013 was down $26.5 million from earnings from continuing operations of $13.6 million during the first six months of fiscal 2012.  In addition, diluted earnings (loss) per decreased from $0.30 diluted earnings per share in the prior year to $0.29 diluted loss per share in the current year.  The losses in fiscal 2013 include $16.7 million of impairment charges and $5.9 million of restructuring and repositioning expenses.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2012 and 2011:

North America
	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		143.4	100.0%		148.8	100.0%		297.0	100.0%		305.5	100.0%
Cost of sales		124.9	87.1%		127.8	85.9%		254.9	85.8%		261.9	85.7%
Gross profit		18.5	12.9%		21.0	14.1%		42.1	14.2%		43.6	14.3%
Selling, general and administrative expenses		10.7	7.5%		10.1	6.7%		20.4	6.9%		21.9	7.2%
Impairment charges		1.0	0.7%		-	-		1.0	0.3%		-	-
Income from continuing operations		6.8	4.7%		10.9	7.4%		20.7	7.0%		21.7	7.1%

Comparison of Three Months Ended September 30, 2012 and 2011

North America net sales decreased $5.4 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013, primarily driven by lower sales to commercial vehicle markets and the continued wind down of a military program, partially offset by increased sales to off-highway customers.  Gross margin declined 120 basis points due to lower sales volume and higher warranty costs, partially offset by improved mix and lower material costs.  SG&A expenses increased $0.6 million year over year, primarily due to lower recovery of prototype and testing costs, partially offset by lower pension expense.  During the second quarter of fiscal 2013, we recorded $1.0 million of asset impairment charges related to two idle facilities.  Income from continuing operations decreased $4.1 million to $6.8 million during the second quarter of fiscal 2013 primarily due to the impairment charges and reduced gross profit on lower sales volume.

Comparison of Six Months Ended September 30, 2012 and 2011

North America year-to-date net sales decreased $8.5 million from the same period last year primarily driven by the wind down of certain automotive and military programs, partially offset by increased sales to off-highway customers.  Gross margin declined 10 basis points to 14.2 percent during the first half of fiscal 2013 primarily due to lower sales volume, partially offset by lower material costs.  SG&A expense decreased $1.5 million primarily due to lower pension expense.  During the second quarter of fiscal 2013, the Company recorded $1.0 million of asset impairment charges related to two idle facilities.  During the first half of fiscal 2013, income from continuing operations of $20.7 million declined $1.0 million from $21.7 million in the first six months of fiscal 2012.

Index

Europe
	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		118.8	100.0%		152.0	100.0%		244.2	100.0%		318.8	100.0%
Cost of sales		101.0	85.0%		131.7	86.6%		211.7	86.7%		273.1	85.7%
Gross profit		17.8	15.0%		20.3	13.4%		32.5	13.3%		45.7	14.3%
Selling, general and administrative expenses		10.6	9.0%		12.0	7.9%		20.9	8.6%		25.8	8.0%
Impairment charges		15.8	13.3%		-	-		15.8	6.5%		-	-
Restructuring and repositioning expense		1.3	1.1%		-	-		5.9	2.4%		-	-
(Loss) income from continuing operations		(9.9)	-8.4%		8.3	5.5%		(10.1)	-4.1%		19.9	6.3%

Comparison of Three Months Ended September 30, 2012 and 2011

Europe net sales decreased $33.2 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013, driven by the continued wind down of the automotive module business, a slowdown in demand in the commercial vehicle market, which caused delays in new program launches, and a $14.9 million unfavorable impact of foreign currency exchange rate changes.  Gross margin increased 160 basis points to 15.0 percent during the second quarter of fiscal 2013 from 13.4 percent during the second quarter of fiscal 2012 primarily driven by lower material costs and improved customer pricing, including the favorable impact of a $5.0 million customer pricing settlement.  SG&A expenses decreased $1.4 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 primarily due to favorable foreign currency exchange rate changes.  In addition, asset impairment charges of $15.8 million were recorded during the second quarter of fiscal 2013 related to several facilities held for sale.  Income from continuing operations decreased $18.2 million over the periods presented mainly due to impairment charges and decreased gross profit on lower sales volume.

Comparison of Six Months Ended September 30, 2012 and 2011

Europe year-to-date net sales decreased $74.6 million from the same period last year, driven by the continued wind down of the automotive module business, a slowdown in demand in the commercial vehicle market, which caused delays in new program launches, and a $30.2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $13.2 million during the first six months of fiscal 2013 to $32.5 million from the prior year due to sales volume decreases and a $3.9 million unfavorable impact of foreign currency exchange rate changes, partially offset by improved customer pricing and lower material costs.  SG&A expenses decreased $4.9 million primarily due to a $4.4 million favorable impact of foreign currency exchange rate changes.  In addition, asset impairment charges of $15.8 million were recorded during the second quarter of fiscal 2013 related to several facilities held for sale.  During the first six months of fiscal 2013, we recorded restructuring and repositioning expenses of $5.9 million primarily due to headcount reductions.  The European restructuring plan is designed to align the cost structure of the segment with the strategic focus on the commercial vehicle market.  As we continue our European restructuring plan, we expect to record additional impairment, restructuring and repositioning expenses in the second half of fiscal 2013 and beyond.  Income from continuing operations decreased $30.0 million from the first six months of fiscal 2012 to the first six months of fiscal 2013 mainly due to $15.8 million of impairment charges, $5.9 million of restructuring and repositioning expenses and lower gross profit on lower sales volume.

Index

South America
	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		34.2	100.0%		48.1	100.0%		65.4	100.0%		96.0	100.0%
Cost of sales		28.4	83.1%		39.2	81.6%		54.9	83.9%		78.2	81.4%
Gross profit		5.8	16.9%		8.9	18.4%		10.5	16.1%		17.8	18.6%
Selling, general and administrative expenses		1.5	4.3%		6.2	12.8%		5.5	8.5%		11.9	12.4%
Income from continuing operations		4.3	12.6%		2.7	5.6%		5.0	7.6%		5.9	6.2%

Comparison of Three Months Ended September 30, 2012 and 2011

South America net sales decreased $13.9 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 due to the continued weakness in the commercial vehicle market following the pre-buy ahead of the January 1, 2012 change in emission standards, aftermarket sales declines due to local economic conditions and an unfavorable impact of foreign currency exchange rate changes of $8.4 million.  Gross profit decreased $3.1 million during the second quarter of fiscal 2013 to $5.8 million from the prior year due to sales volume decreases and a $1.4 million unfavorable impact of foreign currency exchange rate changes.  SG&A expense decreased $4.7 million from the second quarter of fiscal 2012 to second quarter of fiscal 2013, due to the reversal of a $2.0 million acquisition-related liability and lower environmental remediation and outbound freight costs.  Income from continuing operations increased $1.6 million over the periods presented due to lower SG&A expenses, partially offset by lower gross profit on reduced sales volume.

Comparison of Six Months Ended September 30, 2012 and 2011

South America year-to-date net sales decreased $30.6 million from the same period last year due to the continued weakness in the commercial vehicle market following the pre-buy ahead of the January 1, 2012 change in emission standards, aftermarket sales declines due to local economic conditions and an unfavorable impact of foreign currency exchange rate changes of $15.5 million.  Gross profit decreased $7.3 million during the first six months of fiscal 2013 to $10.5 million from the prior year due to sales volume decreases and a $2.5 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $6.4 million due to the reversal of a $2.0 million acquisition-related liability, lower outbound freight costs and a $1.5 million favorable impact of foreign currency exchange rate changes.  Income from continuing operations decreased $0.9 million from the first six months of fiscal 2012 to the first six months of fiscal 2013 due to lower gross profit on reduced sales volume, partially offset by lower SG&A expenses.

Asia
	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		13.8	100.0%		20.0	100.0%		29.6	100.0%		41.3	100.0%
Cost of sales		13.8	99.8%		18.2	90.9%		29.2	98.5%		36.4	88.1%
Gross profit		-	0.2%		1.8	9.1%		0.4	1.5%		4.9	11.9%
Selling, general and administrative expenses		2.3	16.8%		2.6	13.0%		5.0	17.0%		4.8	11.8%
(Loss) income from continuing operations		(2.3)	-16.6%		(0.8)	-3.9%		(4.6)	-15.5%		0.1	0.1%

Index

Comparison of Three Months Ended September 30, 2012 and 2011

Asia net sales decreased $6.2 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 due to a decrease in non-strategic vehicular heating, ventilating and air conditioning (HVAC) sales, lower automotive module sales and a decline in the off-highway vehicular market due to the slowing economic conditions in China.  Gross margin decreased to 0.2 percent during the second quarter of fiscal 2013 from a gross margin of 9.1 percent one year ago due primarily to lower sales volume and costs associated with converting the Shanghai manufacturing facility to a high volume oil cooler production facility. The loss from continuing operations increased $1.5 million to $2.3 million in the second quarter of fiscal 2013 versus the prior year due to the lower gross profit.

Comparison of Six Months Ended September 30, 2012 and 2011

Asia year-to-date net sales decreased $11.7 million from the same period last year due to a decrease in automotive module sales as we continue the strategic exit of the automotive module business and a decline in the off-highway vehicular market as demand in the construction equipment market in China continues to be weak.  Gross profit decreased to $0.4 million for the first six months of fiscal 2013 from a gross profit of $4.9 million during the first six months of fiscal 2012 due to lower sales volume and costs associated with converting the Shanghai manufacturing facility to a high volume oil cooler production facility.  The year-to-date loss from continuing operations of $4.6 million represents a $4.7 million decline from the prior year income from continuing operations of $0.1 million primarily due to lower gross profit on lower sales volume.

Commercial Products
	Three months ended September 30						Six months ended September 30
	2012			2011			2012			2011
(in millions)	$		% of sales	$		% of sales	$		% of sales	$		% of sales
Net sales		33.8	100.0%		35.1	100.0%		64.0	100.0%		69.2	100.0%
Cost of sales		23.7	70.1%		24.8	70.7%		46.0	71.8%		49.4	71.4%
Gross profit		10.1	29.9%		10.3	29.3%		18.0	28.2%		19.8	28.6%
Selling, general and administrative expenses		7.5	22.1%		7.4	21.1%		14.4	22.6%		13.5	19.5%
Income from continuing operations		2.6	7.8%		2.9	8.2%		3.6	5.6%		6.3	9.1%

Comparison of Three Months Ended September 30, 2012 and 2011

Commercial Products net sales decreased $1.3 million from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 primarily due to decreased sales in the United Kingdom as a result of continued weak economic conditions.  Gross margin improved 60 basis points from 29.3 percent during the second quarter of fiscal 2012 to 29.9 percent during the second quarter of fiscal 2013 primarily due to product mix and the impact of manufacturing cost savings initiatives.  SG&A expenses increased slightly from the prior year due to the acquisition of Geofinity Manufacturing (“Geofinity”) during the second quarter of fiscal 2013.  This acquisition provides Modine with a full line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Income from continuing operations decreased $0.3 million over the periods presented primarily due to the lower gross profit.

Comparison of Six Months Ended September 30, 2012 and 2011

Commercial Products year-to-date net sales decreased $5.2 million from the same period last year due to decreased sales volumes in the United Kingdom as a result of continued weak economic conditions, the impact of a stronger currency versus competitors in mainland Europe and a $0.6 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased from 28.6 percent during the first six months of fiscal 2012 to 28.2 percent during the first six months of fiscal 2013 primarily due to lower sales volume.  SG&A expenses increased $0.9 million from the first six months of fiscal 2012 to the first six months of fiscal 2013 due to expenses associated with new products and the acquisition of Geofinity during the second quarter.  Income from continuing operations decreased $2.7 million to $3.6 million in the first six months of fiscal 2013 primarily due to decreased gross profit on lower sales volume and increased SG&A expenses.

Index

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our cash and cash equivalents at September 30, 2012 of $29.6 million and available borrowings of $187.0 million under lines of credit provided by banks in the United States and abroad.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for further information regarding our debt agreements.

Cash provided by operating activities for the six months ended September 30, 2012 was $26.8 million, which was a $23.6 million increase from $3.2 million for the six months ended September 30, 2011.  This increase in operating cash flows was primarily due to favorable reductions in net working capital.  Capital expenditures during the first six months of fiscal 2013 were $20.7 million compared to $32.5 million during the same period in fiscal 2012.  This decrease in capital expenditures was primarily due to the timing of expenditures for new program launches.  In the second quarter of fiscal 2013, we paid $4.9 million in cash for the Geofinity acquisition.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary U.S. based debt agreements, we are subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense (interest expense coverage ratio) covenant and a debt to adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA does not represent, and should not be considered, an alternative to earnings from continuing operations as determined by generally accepted accounting principles (GAAP), and our calculation may not be comparable to similarly titled measures reported by other companies.

The Company is required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following:

	Interest Expense Coverage	Leverage Ratio
	Ratio (Not Permitted	(Not Permitted to
	to Be Less Than):	Be Greater Than):
Fiscal quarter ending on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our adjusted EBITDA for the four consecutive quarters ended September 30, 2012 was $115.0 million.  The following table presents a calculation of adjusted EBITDA:

(dollars in thousands)

	Quarter Ended December 31, 2011	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Total
Earnings (loss) from continuing operations	$8,768	$15,646	$(1,055)	$(11,848)	$11,511
Net earnings attributable to noncontrolling interest	(110)	(204)	(301)	(267)	(882)
Consolidated interest expense	2,893	3,303	3,039	3,370	12,605
Provision for (benefit from) income taxes	3,923	(711)	2,053	1,830	7,095
Depreciation and amortization expense	14,214	14,322	14,049	14,140	56,725
Non-cash items (a)	3,478	(86)	299	16,809	20,500
Restructuring and repositioning expenses	499	671	4,761	1,479	7,410
Adjusted EBITDA	$33,665	$32,941	$22,845	$25,513	$114,964

(a)
Non-cash items are comprised of asset impairment charges, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary.

Index

Our interest expense coverage ratio for the four fiscal quarters ended September 30, 2012 was 8.83, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended September 30, 2012

Consolidated interest expense	$12,605
Plus: Costs to sell receivables	414
Total consolidated interest expense	$13,019

Adjusted EBITDA	$114,964

Interest expense coverage ratio	8.83

Our leverage ratio for the four fiscal quarters ended September 30, 2012 was 1.64, which was below the maximum ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended September 30, 2012

Debt per balance sheet	$163,053
Plus: Net derivative liabilities and letters of credit	2,860
Indebtedness attributed to sales of receivables	22,602
Total debt	$188,515

Adjusted EBITDA	$114,964

Leverage ratio	1.64

We expect to remain in compliance with our debt covenants through the remainder of fiscal 2013 and beyond.

Outlook

For the remainder of fiscal 2013, we expect weak economic conditions in several key geographic markets, including Europe, South America, and Asia.  Also, for the full fiscal year, we expect approximately $80 million of planned program reductions due to the wind down of our BMW business in Europe and Asia and certain automotive and military programs in North America.  Due to these factors, as well as unfavorable foreign exchange impacts, our current expectations for fiscal 2013 are a 10 to 12 percent decrease in net sales compared with our fiscal 2012 results.  We also expect operating income margin in a range of 2.75 to 3.25 percent of net sales, excluding the impact of impairment and European restructuring charges, for fiscal 2013.  As noted previously, we are implementing a restructuring program designed to align our cost structure and manufacturing base in Europe with a strategic focus on the commercial vehicle, off-highway and engine product markets.  Finally, we expect diluted earnings per share to be in the range of $0.40 to $0.50, excluding the impact of impairment and European restructuring charges.

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

•	Costs and other effects of the remediation of environmental contamination;

•	Modine’s ability to obtain profitable business at its facilities in the low cost countries of China, Hungary, Mexico and India and to meet quality standards with products produced at these facilities;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

•	The possibility that other or more significant issues may be identified in connection with the Company’s remediation of its value added tax (VAT) application errors in the Europe segment;

•	Increasingly complex and restrictive government regulations in various jurisdictions in which we operate;

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

•	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine and its customers operate and compete, including currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the recent slowing of certain markets in China and Brazil and the economic uncertainties in the European Union;

•	The impact on Modine of increases in commodity prices, particularly Modine’s exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Modine’s ability or inability to successfully hedge its commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

Index

•
The impact of environmental laws and regulations on Modine’s business and the business of Modine’s customers, including Modine’s ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•
Modine’s ability to fund its liquidity requirements and meet its long-term commitments in the event of any renewed disruption in the credit markets or extended recessionary conditions in the global economy; and

•	Modine’s ability to realize future tax benefits.

In addition to the risks set forth above, Modine is subject to other risks and uncertainties identified by the Company in public filings with the U.S. Securities and Exchange Commission.  Modine does not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s market risk disclosures have not materially changed since the fiscal 2012 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management. Based upon that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in Part II, Item 9A of the Company’s fiscal 2012 Form 10-K, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of September 30, 2012.

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

The Company has developed and is implementing a plan, including additional and improved control procedures, to remediate the material weakness.  These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the overall financial control environment:

Misapplication of value added tax (VAT) deficiency in the Europe segment.  The following remediation plans are being implemented to address the value added tax deficiency:

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

Index

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

Changes In Internal Control Over Financial Reporting

During the second quarter of fiscal 2013 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of Common Stock during the second quarter of fiscal 2013:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1– July 31, 2012	5,124	(1)	$6.25	_______	_______

August 1 – August 31, 2012	________		_______	_______	_______

September 1 – September 30, 2012	________		_______	_______	_______
Total	5,124	(1)	$6.25	_______	_______

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock awards. These shares are held as treasury shares.

Index

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: November 6, 2012

* Executing as both the principal financial officer and a duly authorized officer of the Company