Form 10-Q
period 2012-12-31
MODINE MANUFACTURING CO
filed 2013-02-01
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,198,088 at January 24, 2013.

MODINE MANUFACTURING COMPANY

Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2012 and 2011
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales	$326.1	$373.3	$1,016.4	$1,188.4
Cost of sales	277.9	313.2	863.9	996.1
Gross profit	48.2	60.1	152.5	192.3
Selling, general and administrative expenses	42.3	40.7	126.8	140.4
Impairment charges	8.3	2.2	25.1	2.2
Restructuring and repositioning expenses	1.4	-	7.3	-
Operating (loss) income	(3.8)	17.2	(6.7)	49.7
Interest expense	(2.8)	(2.9)	(9.2)	(9.2)
Other expense – net	(0.3)	(1.6)	-	(7.6)
(Loss) earnings from continuing operations before income taxes	(6.9)	12.7	(15.9)	32.9
Provision for income taxes	(1.5)	(3.9)	(5.3)	(10.6)
(Loss) earnings from continuing operations	(8.4)	8.8	(21.2)	22.3
Earnings from discontinued operations, net of income taxes	-	0.3	-	0.7
Net (loss) earnings	(8.4)	9.1	(21.2)	23.0
Less: Net earnings attributable to noncontrolling interest	(0.3)	(0.1)	(0.9)	(0.1)
Net (loss) earnings attributable to Modine	$(8.7)	$9.0	$(22.1)	$22.9

(Loss) earnings per share from continuing operations attributable to Modine shareholders:
Basic	$(0.19)	$0.18	$(0.47)	$0.47
Diluted	$(0.19)	$0.18	$(0.47)	$0.47

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.19)	$0.19	$(0.47)	$0.49
Diluted	$(0.19)	$0.19	$(0.47)	$0.49

Weighted average shares outstanding:
Basic	46.7	46.5	46.6	46.5
Diluted	46.7	46.8	46.6	46.9

The notes to condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2012 and 2011
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net (loss) earnings	$(8.4)	$9.1	$(21.2)	$23.0
Other comprehensive income (loss), net of income taxes:
Foreign currency translation	3.7	(9.9)	(10.2)	(33.2)
Cash flow hedges	0.7	-	2.4	(5.6)
Defined benefit plans	0.8	1.6	2.6	4.8
Total other comprehensive income (loss)	5.2	(8.3)	(5.2)	(34.0)

Comprehensive (loss) income	(3.2)	0.8	(26.4)	(11.0)
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.1)	(0.9)	(0.1)
Comprehensive (loss) income attributable to Modine	$(3.5)	$0.7	$(27.3)	$(11.1)

The notes to condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and March 31, 2012
(In millions, except per share amounts)
(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32.9	$31.4
Trade accounts receivable	161.8	216.1
Inventories	121.4	120.8
Other current assets	59.3	59.2
Total current assets	375.4	427.5
Property, plant and equipment – net	359.4	412.1
Investment in affiliate	3.8	3.7
Intangible assets – net	8.7	5.8
Goodwill	29.5	29.9
Other noncurrent assets	22.8	14.5
Total assets	$799.6	$893.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$26.2	$21.3
Long-term debt – current portion	0.9	1.1
Accounts payable	123.7	156.9
Accrued compensation and employee benefits	40.2	50.6
Other current liabilities	50.5	67.7
Total current liabilities	241.5	297.6
Long-term debt	137.6	141.9
Deferred income taxes	12.4	12.3
Pensions	84.6	94.1
Postretirement benefits	6.6	6.4
Other noncurrent liabilities	14.1	15.1
Total liabilities	496.8	567.4
Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 shares, issued - none	-	-
Common stock, $0.625 par value, authorized
80.0 shares, issued 47.8 and 47.4 shares	29.9	29.6
Additional paid-in capital	171.0	168.3
Retained earnings	209.7	231.8
Accumulated other comprehensive loss	(95.5)	(90.3)
Treasury stock at cost: 0.6 shares	(14.6)	(14.5)
Total Modine shareholders' equity	300.5	324.9
Noncontrolling interest	2.3	1.2
Total equity	302.8	326.1
Total liabilities and equity	$799.6	$893.5

The notes to condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2012 and 2011
(In millions)
(Unaudited)

	Nine months ended December 31,
	2012	2011

Cash flows from operating activities:
Net (loss) earnings	$(21.2)	$23.0
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	41.8	43.4
Impairment charges	25.1	2.2
Other – net	9.2	15.0
Net changes in operating assets and liabilities	(13.5)	(65.3)
Net cash provided by operating activities	41.4	18.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(33.6)	(45.3)
Acquisition – net of cash acquired	(4.9)	-
Other – net	(1.3)	0.2
Net cash used for investing activities	(39.8)	(45.1)

Cash flows from financing activities:
Borrowings of debt	69.7	115.1
Repayments of debt	(69.4)	(94.7)
Other – net	(0.2)	0.9
Net cash provided by financing activities	0.1	21.3

Effect of exchange rate changes on cash	(0.2)	(1.3)
Net increase (decrease) in cash and cash equivalents	1.5	(6.8)

Cash and cash equivalents at beginning of period	31.4	32.9
Cash and cash equivalents at end of period	$32.9	$26.1

The notes to condensed consolidated financial statements are an integral part of these statements.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (GAAP) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (Modine or the Company) for the fiscal year ended March 31, 2012.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2013 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2012.

Revision of prior period financial statements:  As described in Note 1 and Note 26 of the Notes to Consolidated Financial Statements in Modine’s Annual Report on Form 10-K for the year ended March 31, 2012, the quarterly results for fiscal 2012 have been revised as a result of errors identified during fiscal 2012 that were not considered material individually or in the aggregate to previously issued financial statements but were considered significant to the quarters in which they were identified.  For the three months ended December 31, 2011, cost of sales decreased $0.3, gross profit increased $0.3, selling, general and administrative expenses decreased $0.7, provision for income taxes increased $0.3 and earnings from continuing operations increased $0.7 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share increased $0.01 for the three months ended December 31, 2011 as a result of these revisions.  For the nine months ended December 31, 2011, cost of sales decreased $1.1, gross profit increased $1.1, selling, general and administrative expenses decreased $0.5, provision for income taxes increased $1.0 and earnings from continuing operations increased $0.6 as a result of the revisions.  Diluted earnings per share from continuing operations and diluted net earnings per share increased $0.01 for the nine months ended December 31, 2011 as a result of these revisions.

Out of period adjustment:  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which understated pre-tax earnings by $0.5 in the fourth quarter of fiscal 2012, and overstated pre-tax earnings by this same amount in the first quarter of fiscal 2013.  This amount was not considered material to the financial statements of either the fourth quarter of fiscal 2012 or the first nine months of fiscal 2013.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 2: Acquisitions

On July 25, 2012, the Company completed the acquisition of Geofinity Manufacturing of Surrey, British Columbia for cash consideration of $4.9, net of cash acquired.  This acquisition, which is included in the Commercial Products segment, provides Modine with a product line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Acquired assets and liabilities assumed were recorded at their respective fair values.  The purchase price allocation resulted in acquired technology of $3.5, working capital net assets of $0.6 and goodwill of $0.8.  Acquired technology consists of a fully developed product line, technical processes and intellectual property and is being amortized over ten years.

During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda.  The purchase agreement included a $2.0 note which was payable subject to the resolution of certain obligations of the sellers.  During the second quarter of fiscal 2013, the Company and the sellers reached a final resolution under which the Company is not obligated to pay the note to the sellers.  As a result, the Company recorded a $2.0 reduction to selling, general and administrative expenses in the South America segment during the second quarter of fiscal 2013.

Note 3: Fair Value Measurements

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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuation models that use, where possible, market-based parameters such as interest rates, yield curves or currency rates.  These measurements are classified within Level 3.

Trading securities:  The Company’s trading securities, which are included within other noncurrent assets on the balance sheet, are investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are the market values from active markets and are classified within Level 1 of the valuation hierarchy.

Derivative financial instruments:  As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include foreign currency exchange contracts and commodity derivatives.  These are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB – or better.

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

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Deferred compensation obligations:  The fair value of the Company’s deferred compensation obligations are recorded at the fair value of the investments held by the deferred compensation trust.  As described above, the fair values of the related trading securities are the market values from active markets and are classified within Level 1 of the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term nature of these instruments.  The fair value of the Company’s debt is disclosed in Note 14.

At December 31, 2012, the assets and liabilities that are recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.1	$-	$-	$2.1
Total assets	$2.1	$-	$-	$2.1

Liabilities:
Derivative financial instruments	$-	$1.1	$-	$1.1
Deferred compensation obligations	2.1	-	-	2.1
Total liabilities	$2.1	$1.1	$-	$3.2

At March 31, 2012, the assets and liabilities that are recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$1.8	$-	$-	$1.8
Derivative financial instruments	-	0.4	-	0.4
Total assets	$1.8	$0.4	$-	$2.2

Liabilities:
Derivative financial instruments	$-	$3.5	$-	$3.5
Deferred compensation obligations	1.8	-	-	1.8
Total liabilities	$1.8	$3.5	$-	$5.3

Assets held for sale:  In addition to items that are recorded at fair value on a recurring basis, assets held for sale and certain other long-lived assets may be measured at fair value on a nonrecurring basis.  These assets have been written down to fair value, based on Level 3 market-based valuation inputs.  The carrying value of assets held for sale totaled $12.5 at December 31, 2012.  See Note 6 for further discussion.

Note 4: Pension and Postretirement Benefit Plans

During the three months ended December 31, 2012 and 2011, the Company elected to contribute $2.8 and $2.2, respectively, to its U.S. pension plans.  During the nine months ended December 31, 2012 and 2011, the Company elected to contribute $7.6 and $9.4, respectively, to its U.S. pension plans.  Costs for Modine's pension and postretirement benefit plans included the following components:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,				Nine months ended December 31,
	Pension		Postretirement		Pension		Postretirement
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$0.1	$0.4	$-	$-	$0.5	$1.3	$-	$-
Interest cost	3.4	3.5	0.1	0.1	10.1	10.5	0.2	0.3
Expected return on plan assets	(4.0)	(3.8)	-	-	(12.1)	(11.5)	-	-
Amortization of:
Unrecognized net loss	1.2	2.0	-	-	3.7	6.0	-	-
Unrecognized prior service credit	-	-	(0.4)	(0.4)	-	-	(1.1)	(1.2)
Net periodic benefit cost (income)	$0.7	$2.1	$(0.3)	$(0.3)	$2.2	$6.3	$(0.9)	$(0.9)

Note 5: Stock-Based Compensation

Stock-based compensation consists of stock options, restricted stock granted for retention and performance and discretionary unrestricted stock.  Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  Modine recognized stock-based compensation cost of $1.4 and $0.9 for the three months ended December 31, 2012 and 2011, respectively.  Modine recognized stock-based compensation cost of $3.0 and $3.5 for the nine months ended December 31, 2012 and 2011, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2013 is based on three-year average consolidated return on average capital employed (ROACE) (weighted at 50 percent), cumulative revenue over the three year performance period (weighted at 25 percent), and Europe ROACE at the end of the three year performance period (weighted at 25 percent).  The Company currently considers the attainment of the consolidated ROACE and Europe ROACE components to be probable.  ROACE is defined as operating income adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate, and further adjusted to exclude earnings (or losses) attributable to minority shareholders; divided by total debt plus shareholders’ equity.  Cumulative revenue is the Company’s net sales over the performance period.  Europe ROACE is defined as the Europe segment operating income, less research and development charges to the Company’s corporate expenses, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and cash restructuring and repositioning charges, multiplied by 70 percent to account for an assumed 30 percent income tax rate; divided by Europe segment total assets, less cash and cash equivalents and Europe segment total liabilities, excluding debt.

The fair market value of stock-based compensation awards granted during the nine months ended December 31, 2012 and 2011 were as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine months ended December 31,
	2012		2011
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.2	$4.26	0.1	$10.45
Unrestricted stock	0.1	$7.14	-	$14.93
Restricted stock - retention	0.4	$5.80	0.1	$14.93
Restricted stock - performance based	0.4	$5.75	0.2	$14.93

The following assumptions were used in determining fair value for stock options:

	Nine months ended December 31,
	2012	2011
Expected life of awards in years	6.3	6.3
Risk-free interest rate	0.9%	1.9%
Expected volatility of the Company's stock	87.4%	79.6%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2012, the total remaining unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$1.2	1.9
Restricted stock - retention	3.1	3.0
Restricted stock - performance based	1.5	2.0
Total	$5.8	2.5

Note 6: Impairment and Restructuring Charges

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

Since the commencement of the Europe segment restructuring, the Company has recorded $24.1 of asset impairment charges, $6.6 of employee severance costs and $0.7 of repositioning expenses that primarily relate to equipment transfer costs.

Restructuring and repositioning expenses relative to the Europe segment restructuring program were as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Employee severance and related benefits	$1.0	$-	$6.6	$-
Repositioning costs	0.4	-	0.7	-
Total restructuring and repositioning expenses	$1.4	$-	$7.3	$-

Changes in accrued severance were as follows:

	Three months ended December 31, 2012	Nine months ended December 31, 2012

Beginning balance	$4.7	$-
Additions	1.0	6.6
Payments	(0.9)	(1.9)
Effect of exchange rate changes	0.2	0.3
Balance, December 31, 2012	$5.0	$5.0

During the three and nine months ended December 31, 2012, the Company recorded asset impairment charges of $8.3 and $25.1, respectively.  During the three and nine months ended December 31, 2011, the Company recorded a loss on disposal of assets of $2.2.  The fiscal 2013 charges primarily relate to facilities held for sale in the Europe and North America segments to reduce their carrying value to estimated fair value, less cost to sell.  At December 31, 2012 and March 31, 2012, assets held for sale of $12.5 and $2.5, respectively, were included in other noncurrent assets.  These consist of facilities that the Company is marketing for sale.  Upon designation as held for sale, the carrying value of the asset was measured at the lower of its carrying value or its estimated fair value, less cost to sell.

Note 7: Other Expense – Net

Other expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Equity in earnings (loss) of non-consolidated affiliate	$-	$0.2	$0.1	$(0.2)
Interest income	0.1	0.2	0.5	0.6
Foreign currency transactions	(0.3)	(2.1)	(0.6)	(8.0)
Other non-operating (expense) income - net	(0.1)	0.1	-	-
Total other expense - net	$(0.3)	$(1.6)	$-	$(7.6)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Income Taxes

For the three months ended December 31, 2012 and 2011, the Company’s effective income tax rate attributable to continuing operations was 21.7 percent and 30.7 percent, respectively.  For the nine months ended December 31, 2012 and 2011, the Company’s effective income tax rate attributable to continuing operations was 33.3 percent and 32.2 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2012 as compared to prior periods were increases in the valuation allowance for certain foreign jurisdictions, primarily from impairment charges in Germany, for which no benefit is recognized, and the changing mix of foreign and domestic earnings.   During the three months ended December 31, 2012, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that during calendar 2013, the U.S. taxing jurisdiction will no longer be in a cumulative three-year loss position, thereby removing significant negative evidence concerning the valuation allowance.  The Company will continue to evaluate all positive and negative evidence to determine the propriety of the valuation allowance against the net deferred tax assets in each jurisdiction.

The Company adjusts its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. For the nine months ended December 31, 2012, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As a result, the U.S. taxing jurisdiction is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in Germany, Austria and certain other foreign locations continue to be excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the full year.  The income tax provision or benefit for the Company’s other foreign operations is recorded under the overall effective tax rate methodology.

The Company does not anticipate the gross liability for unrecognized tax benefits to significantly change in the next twelve months other than changes from the expiration of statutes of limitation.  The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  A tax audit in Germany, covering fiscal years 2006 through 2010, commenced during the first quarter of fiscal 2013 and is in the early stages.  The Company has not been notified of any other income tax examinations.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share are as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Basic Earnings Per Share:
(Loss) earnings from continuing operations	$(8.4)	$8.8	$(21.2)	$22.3
Less: Net earnings attributable to noncontrolling interest	(0.3)	(0.1)	(0.9)	(0.1)
(Loss) earnings from continuing operations attributable to Modine	(8.7)	8.7	(22.1)	22.2
Less: Undistributed earnings attributable to unvested shares	-	-	-	(0.1)
(Loss) earnings from continuing operations available to Modine shareholders	$(8.7)	$8.7	$(22.1)	$22.1
Earnings from discontinued operations	$-	$0.3	$-	$0.7
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Earnings from discontinued operations available to Modine shareholders	$-	$0.3	$-	$0.7
Net (loss) earnings available to Modine shareholders	$(8.7)	$9.0	$(22.1)	$22.8

Weighted average shares outstanding - basic	46.7	46.5	46.6	46.5

(Loss) earnings per share - continuing operations	$(0.19)	$0.18	$(0.47)	$0.47
Earnings per share - discontinued operations	-	0.01	-	0.02
Net (loss) earnings per share - basic	$(0.19)	$0.19	$(0.47)	$0.49

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Diluted Earnings Per Share:
(Loss) earnings from continuing operations	$(8.4)	$8.8	$(21.2)	$22.3
Less: Net earnings attributable to noncontrolling interest	(0.3)	(0.1)	(0.9)	(0.1)
(Loss) earnings from continuing operations attributable to Modine	(8.7)	8.7	(22.1)	22.2
Less: Undistributed earnings attributable to unvested shares	-	-	-	(0.1)
(Loss) earnings from continuing operations available to Modine shareholders	$(8.7)	$8.7	$(22.1)	$22.1
Earnings from discontinued operations	$-	$0.3	$-	$0.7
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Earnings from discontinued operations available to Modine shareholders	$-	$0.3	$-	$0.7
Net (loss) earnings available to Modine shareholders	$(8.7)	$9.0	$(22.1)	$22.8

Weighted average shares outstanding - basic	46.7	46.5	46.6	46.5
Effect of dilutive securities	-	0.3	-	0.4
Weighted average shares outstanding - diluted	46.7	46.8	46.6	46.9

(Loss) earnings per share - continuing operations	$(0.19)	$0.18	$(0.47)	$0.47
Earnings per share - discontinued operations	-	0.01	-	0.02
Net (loss) earnings per share - diluted	$(0.19)	$0.19	$(0.47)	$0.49

For each of the three and nine months ended December 31, 2012, the total number of potential dilutive securities was 0.3.  However, these securities were not included in the computation of diluted net loss per share for the three and nine months ended December 31, 2012, since to do so would decrease the loss per share.  For the three and nine months ended December 31, 2012, 1.2 shares issuable upon the exercise of stock options were anti-dilutive and excluded from the calculation of diluted earnings per share.  In addition, for each of the three and nine months ended December 31, 2012, 0.2 restricted stock awards were anti-dilutive and were also excluded from the calculation of diluted earnings per share.  For each of the three and nine months ended December 31, 2011, 1.4 shares issuable upon the exercise of stock options and 0.2 restricted stock awards were anti-dilutive and were excluded from the calculation of diluted earnings per share.

Note 10: Inventories

Inventories consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials and work in process	$85.4	$88.6
Finished goods	36.0	32.2
Total inventories	$121.4	$120.8

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2012	March 31, 2012
Gross property, plant and equipment	$1,033.8	$1,092.7
Accumulated depreciation	(674.4)	(680.6)
Net property, plant and equipment	$359.4	$412.1

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill during the first nine months of fiscal 2013 were as follows:

		South	Commercial
	Asia	America	Products	Total

Goodwill, March 31, 2012	$0.5	$13.5	$15.9	$29.9
Acquisition	-	-	0.8	0.8
Fluctuations in foreign currency	-	(1.5)	0.3	(1.2)
Goodwill, December 31, 2012	$0.5	$12.0	$17.0	$29.5

Intangible assets consisted of the following:

	December 31, 2012			March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Tradenames	$10.0	$(4.7)	$5.3	$10.4	$(4.6)	$5.8
Acquired technology	3.5	(0.1)	3.4	-	-	-
Total intangible assets	$13.5	$(4.8)	$8.7	$10.4	$(4.6)	$5.8

Amortization expense for the three months ended December 31, 2012 and 2011 was $0.2 and $0.1, respectively, and for each of the nine months ended December 31, 2012 and 2011 was $0.5.  Estimated future amortization expense is as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2013	$0.2
2014	0.8
2015	1.1
2016	1.2
2017	1.3
2018 & Beyond	4.1

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:
	Three months ended December 31,
	2012	2011

Balance, October 1	$12.3	$12.8
Accruals for warranties issued	1.2	1.6
Accruals related to pre-existing warranties	0.3	0.3
Settlements	(1.6)	(1.3)
Effect of exchange rate changes	-	(0.2)
Balance, December 31	$12.2	$13.2

	Nine months ended December 31,
	2012	2011

Balance, April 1	$11.4	$14.7
Accruals for warranties issued	4.0	5.0
Accruals (reversals) related to pre-existing warranties	1.5	(0.2)
Settlements	(4.4)	(5.7)
Effect of exchange rate changes	(0.3)	(0.6)
Balance, December 31	$12.2	$13.2

Note 14: Indebtedness

The Company’s long-term debt includes $125.0 of 6.83 percent Senior Notes that mature on August 12, 2020.  As of December 31, 2012, the Company has a $145.0 domestic revolving credit facility, which expires in August 2014, with no borrowings outstanding.  At March 31, 2012, the Company had $9.0 outstanding on this domestic revolving credit facility.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company also maintains credit agreements for its foreign subsidiaries with outstanding short-term borrowings at December 31, 2012 and March 31, 2012 of $26.2 and $21.3, respectively.  The foreign unused lines of credit in Europe, Brazil, China and India at December 31, 2012 total $52.0.  At December 31, 2012, letters of credit totaled $6.0 and available borrowings under the Company’s domestic revolving credit facility were $139.0.  In aggregate, the Company had total available lines of credit of $191.0 at December 31, 2012.

Provisions contained in the Company’s revolving credit facility, Senior Note agreements and various foreign credit agreements require the Company to maintain compliance with various covenants.  The Company was in compliance with its covenants as of December 31, 2012.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2012 and March 31, 2012, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $143.0 and $139.0, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 15: Derivatives and Hedging Activities

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

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing market prices for future purchases of these commodities.  Until the fourth quarter of fiscal 2012, these contracts were designated as cash flow hedges by the Company.  Accordingly, unrealized gains and losses on these contracts were deferred as a component of accumulated other comprehensive (loss) income (AOCI), and recognized as a component of earnings at the same time that the underlying purchases of aluminum and copper impact earnings.  During the fourth quarter of fiscal 2012, the contracts used for aluminum and copper hedging became ineffective and the Company began recording the unrealized gains and losses within cost of sales.  The amounts recorded in AOCI will remain there until the underlying purchases of aluminum and copper impact earnings.  The Company did not enter into any futures contracts during the second or third quarter of fiscal 2013.

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

The fair values of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Balance Sheet Location	December 31, 2012	March 31, 2012
Derivative instruments designated as cash flow hedges:
Commodity derivatives	Other current assets	$-	$0.2
Commodity derivatives	Other current liabilities	-	0.9

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	$-	$0.2
Commodity derivatives	Other current liabilities	0.9	2.6
Commodity derivatives	Other noncurrent liabilities	0.2	-

The amounts recorded in AOCI and in the consolidated statements of operations for all of the Company’s derivative financial instruments were as follows:

			Three months ended		Nine months ended
			December 31, 2012		December 31, 2012
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$0.7	Cost of sales	$0.7	$1.1	$2.4	$3.8
Foreign exchange contracts	-	Other expense - net	-	(0.2)	-	(0.3)
Total	$0.7		$0.7	$0.9	$2.4	$3.5

			Three months ended		Nine months ended
			December 31, 2011		December 31, 2011
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$5.2	Cost of sales	$1.3	$1.3	$1.7	$1.7
Foreign exchange contracts	-	Other expense - net	-	(0.3)	-	(0.3)
Total	$5.2		$1.3	$1.0	$1.7	$1.4

Note 16: Contingencies and Litigation

Europe value added tax:  During fiscal 2012, the Company determined that it was not properly applying value added tax (VAT) to various cross border transactions within the Europe segment.  During the fourth quarter of fiscal 2012, the Company recorded costs of $10.7 to accrue for unpaid VAT and estimated interest and penalties that may be levied against the Company by taxing authorities.  During the first nine months of fiscal 2013, the Company substantially completed the registration and filing process with the applicable taxing authorities, and the Company began making payments to the applicable jurisdictions in the third quarter of fiscal 2013.  As a result, the accrual for estimated VAT exposures, including interest and penalties, was approximately $5.0 at December 31, 2012.

Environmental: The United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of six sites with which the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana), a scrap metal site known as Chemetco (Illinois), Circle Environmental of Dawson (two sites: Dawson, GA and Terrell County, GA), and LWD, Inc. (Kentucky).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  The Company accrues for costs anticipated for the remedial settlement of the sites listed above if they are probable and can be reasonably determined.  Costs anticipated for the remedial settlement of the sites listed above that are not probable or cannot be reasonably determined at this time have not been accrued; however, the Company does not believe any potential costs would be material to the Company’s financial position due to Modine’s relatively small portion of contributed materials.

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental issues at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.7 and $6.9 at December 31, 2012 and March 31, 2012, respectively.  During the nine months ended December 31, 2012 and 2011, additional reserves of $0.1 and $0.9, respectively, were recorded within selling, general and administrative expenses.  As additional information becomes available, any potential liability related to these matters will be assessed and the estimated accrual will be revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s operation in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of the contamination.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Other litigation:  In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, the Occupational Safety and Health Administration, USEPA, other governmental agencies and/or others in which claims are asserted against Modine.  In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 17: Segment Information

The following is a summary of net sales, gross profit, operating income (loss) and total assets by segment:

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Net sales:
North America	$128.2	$139.2	$425.2	$444.7
Europe	115.7	139.9	359.9	458.7
South America	31.7	42.2	97.1	138.2
Asia	13.2	20.9	42.8	62.1
Commercial Products	41.3	39.3	105.3	108.5
Segment total	330.1	381.5	1,030.3	1,212.2
Corporate and eliminations	(4.0)	(8.2)	(13.9)	(23.8)
Net sales	$326.1	$373.3	$1,016.4	$1,188.4

	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
Gross profit:		% of sales		% of sales		% of sales		% of sales
North America	$17.3	13.5%	$19.1	13.7%	$59.4	14.0%	$62.7	14.1%
Europe	12.1	10.4%	18.7	13.4%	44.7	12.4%	64.4	14.0%
South America	5.6	17.5%	7.8	18.6%	16.1	16.5%	25.7	18.6%
Asia	-	0.2%	1.3	6.2%	0.5	1.1%	6.2	10.0%
Commercial Products	13.1	31.6%	13.0	33.0%	31.1	29.5%	32.7	30.2%
Segment total	48.1	14.6%	59.9	15.7%	151.8	14.7%	191.7	15.8%
Corporate and eliminations	0.1	-	0.2	-	0.7	-	0.6	-
Gross profit	$48.2	14.8%	$60.1	16.1%	$152.5	15.0%	$192.3	16.2%

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Operating income (loss):
North America	$8.2	$10.6	$28.9	$32.4
Europe	(5.7)	6.8	(15.8)	26.8
South America	2.6	4.0	7.6	9.8
Asia	(2.5)	(1.5)	(7.1)	(1.4)
Commercial Products	4.7	5.8	8.3	12.1
Segment total	7.3	25.7	21.9	79.7
Corporate and eliminations	(11.1)	(8.5)	(28.6)	(30.0)
Operating (loss) income	$(3.8)	$17.2	$(6.7)	$49.7

Index

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	December 31, 2012	March 31, 2012
Total assets:
North America	$209.2	$232.9
Europe	320.3	370.8
South America	84.5	96.6
Asia	89.4	102.6
Commercial Products	80.4	68.9
Corporate and eliminations	15.8	21.7
Total assets	$799.6	$893.5

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2012 is the third quarter of fiscal 2013.

Third Quarter Highlights:  Net sales in the third quarter of fiscal 2013 decreased from the third quarter of fiscal 2012 due to an overall decrease in sales volume within the commercial vehicle and off-highway markets, triggered primarily by the continued weakness in those markets, and the planned wind down of the non-strategic automotive module business in Europe.  Gross profit and gross margin decreased due to reduced sales volume.  Selling, general and administrative (SG&A) expenses increased $1.6 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 primarily due to the reversal of a trade compliance reserve in the prior year.  Impairment charges of $8.3 million were recorded within the Europe segment primarily to reduce the carrying value of a facility held for sale to its estimated fair value less cost to sell.  In addition, restructuring and repositioning charges of $1.4 million relate to our restructuring program for the Europe segment.   Our loss from continuing operations was $8.4 million during the third quarter of fiscal 2013 as compared to income from continuing operations of $8.8 million in the prior year.

Year-To-Date Highlights:  Net sales in the first nine months of fiscal 2013 decreased 14 percent compared with the first nine months of fiscal 2012 due to an overall reduction in sales volume across all of our business segments, primarily due to market weakness.  Gross profit decreased as a result of the decreased sales volume.  SG&A expenses decreased year over year primarily due to a focus on cost containment.  Impairment charges of $25.1 million were recorded largely to reduce the carrying value of facilities held for sale to their estimated fair value less cost to sell within the Europe and North America segments.  Restructuring and repositioning charges in Europe totaled $7.3 million during the first nine months of fiscal 2013.  Our Europe restructuring program is designed to align the cost structure of the segment with our strategic focus on the commercial vehicle, off-highway, and engine product markets.  As we continue our Europe restructuring program, we expect to record additional restructuring and repositioning expenses in the fourth quarter of fiscal 2013 and beyond.  We expect to begin to see the positive impact of this program in fiscal 2014.  Loss from continuing operations was $21.2 million during the first nine months of fiscal 2013 compared with income from continuing operations of $22.3 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The results for the three and nine months ended December 31, 2011 have been revised to reflect the correction of errors that were identified and corrected in the fourth quarter of fiscal 2012.  In addition, the results for the nine months ended December 31, 2012 include an out-of-period adjustment in the first quarter related to certain commodity hedges.  See Note 1 to the Notes to Condensed Consolidated Financial Statements for further discussion.  The following table presents consolidated results from continuing operations on a comparative basis for the three and nine months ended December 31, 2012 and 2011:

Index

	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	326.1	100.0%	373.3	100.0%	1,016.4	100.0%	1,188.4	100.0%
Cost of sales	277.9	85.2%	313.2	83.9%	863.9	85.0%	996.1	83.8%
Gross profit	48.2	14.8%	60.1	16.1%	152.5	15.0%	192.3	16.2%
Selling, general and administrative expenses	42.3	13.0%	40.7	10.9%	126.8	12.5%	140.4	11.8%
Impairment charges	8.3	2.5%	2.2	0.6%	25.1	2.5%	2.2	0.2%
Restructuring and repositioning expenses	1.4	0.4%	-	-	7.3	0.7%	-	-
Operating (loss) income	(3.8)	-1.2%	17.2	4.6%	(6.7)	-0.7%	49.7	4.2%
Interest expense	(2.8)	-0.9%	(2.9)	-0.8%	(9.2)	-0.9%	(9.2)	-0.8%
Other expense – net	(0.3)	-0.1%	(1.6)	-0.4%	-	-	(7.6)	-0.6%
(Loss) earnings from continuing operations before income taxes	(6.9)	-2.1%	12.7	3.4%	(15.9)	-1.6%	32.9	2.8%
Provision for income taxes	(1.5)	-0.5%	(3.9)	-1.0%	(5.3)	-0.5%	(10.6)	-0.9%
(Loss) earnings from continuing operations	(8.4)	-2.6%	8.8	2.4%	(21.2)	-2.1%	22.3	1.9%

Comparison of Three Months Ended December 31, 2012 and 2011

Third quarter net sales of $326.1 million were 12.6 percent lower than the $373.3 million in the third quarter of last year, driven by decreases in overall sales volume due to weak end market demand, the planned wind down of the non-strategic automotive module business in Europe and a $9.0 million unfavorable impact of foreign currency exchange rate changes.  Automotive market sales declined 17 percent compared to the third quarter of fiscal 2012, as we continue the strategic exit of the automotive module business.  Commercial vehicle and off-highway sales decreased 18 percent and 19 percent, respectively, compared to the third quarter of fiscal 2012 as a result of weakened end market conditions.

During the third quarter of fiscal 2013, gross profit decreased $11.9 million from the third quarter of fiscal 2012 due to decreased sales volume and a $1.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin declined 130 basis points from 16.1 percent in the third quarter of fiscal 2012 to 14.8 percent during the third quarter of fiscal 2013 primarily due to reduced sales volume, partially offset by lower material costs year over year.

SG&A expenses increased $1.6 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013, and increased as a percentage of sales to 13.0 percent.  The increase in SG&A expenses was primarily due to the reversal of a $2.3 million trade compliance liability in the third quarter of fiscal 2012, offset by a $0.8 million favorable impact of foreign currency exchange rate changes year over year.

During the third quarter of fiscal 2013, we recorded impairment charges of $8.3 million primarily to reduce the carrying value of a facility held for sale to its estimated fair value less cost to sell within the Europe segment.  During the third quarter of fiscal 2012, we recorded a loss on disposal of assets of $2.2 million within the Europe segment.

We recorded restructuring and repositioning expenses of $1.4 million during the third quarter of fiscal 2013 due to headcount reductions and equipment transfer costs under our restructuring program in the Europe segment.

Operating loss of $3.8 million in the third quarter of fiscal 2013 represents a $21.0 million decline from operating income of $17.2 million in the third quarter of fiscal 2012.  This decrease was due to lower sales volume, $8.3 million of impairment charges and $1.4 million of restructuring and repositioning expenses during the quarter.

Index

Other expense improved $1.3 million from $1.6 million in the third quarter of fiscal 2012 to $0.3 million in the third quarter of fiscal 2013 primarily due to foreign currency losses on inter-company loans during the third quarter of fiscal 2012.

During the third quarter of fiscal 2013 and fiscal 2012, income tax provisions were $1.5 million and $3.9 million, respectively.  The income tax provisions in the third quarters of fiscal 2013 and fiscal 2012 were the result of earnings in certain foreign jurisdictions.  The Company continued to record a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance will be eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that during calendar 2013, the U.S. taxing jurisdiction will no longer be in a cumulative three year loss position, thereby removing significant negative evidence concerning the valuation allowance. The Company will continue to evaluate all positive and negative evidence to determine the propriety of the valuation allowance against the net deferred tax assets in each jurisdiction.

During the third quarter of fiscal 2013, loss from continuing operations was $8.4 million compared to earnings from continuing operations of $8.8 million in the third quarter of the prior year.  Diluted loss per share of $0.19 represents a decrease of $0.38 from diluted earnings per share of $0.19 in the prior year.  The losses in the third quarter of fiscal 2013 include $8.3 million of impairment charges and $1.4 million of restructuring and repositioning expenses.

Comparison of Nine Months Ended December 31, 2012 and 2011

Fiscal 2013 year-to-date net sales of $1,016.4 million were $172.0 million, or 14.5 percent, lower than $1,188.4 million of net sales in the same period last year, driven by decreased overall sales volume and a $56.9 million unfavorable impact of foreign currency exchange rate changes.  Automotive and commercial vehicle sales decreased 26 percent and 16 percent, respectively, compared to the first nine months of fiscal 2012.

Fiscal 2013 year-to-date gross profit of $152.5 million decreased $39.8 million from the same period last year.  The gross profit decrease was driven by reduced sales volume and a $7.1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased 120 basis points from 16.2 percent in the first nine months of fiscal 2012 to 15.0 percent in the first nine months of fiscal 2013.

Fiscal 2013 year-to-date SG&A expenses decreased $13.6 million from the same period last year primarily due to lower compensation-related expense and a $6.9 million favorable impact of foreign currency exchange rate changes.  During the first nine months of fiscal 2013 compared to fiscal 2012, SG&A expenses increased 70 basis points as a percentage of net sales as sales declined at a faster rate than SG&A expenses.

Fiscal 2013 year-to-date impairment charges of $25.1 million were recorded primarily to reduce the carrying values of facilities held for sale to their estimated fair value less cost to sell within the Europe and North America segments.  During the third quarter of fiscal 2012, we recorded a loss on disposal of assets of $2.2 million within the Europe segment.

We recorded restructuring and repositioning expenses of $7.3 million during the first nine months of fiscal 2013 primarily due to headcount reductions at our regional headquarters in Germany and equipment transfer costs under our restructuring program in the Europe segment.

Operating loss of $6.7 million during the first nine months of fiscal 2013 represents a $56.4 million decline from operating income of $49.7 million during the first nine months of fiscal 2012.  This decrease was primarily due to lower sales volume, $25.1 million of impairment charges and $7.3 million of restructuring and repositioning expenses during the first nine months of fiscal 2013.

Index

Other expense of $7.6 million during the first nine months of fiscal 2012 primarily relates to foreign currency exchange losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including inter-company loans denominated in a foreign currency.

During the first nine months of fiscal 2013 and fiscal 2012, income tax provisions were $5.3 million and $10.6 million, respectively.  The year-to-date income tax provisions were the result of earnings in various foreign jurisdictions and the full valuation allowances against net deferred tax assets in the U.S., Germany and certain other foreign jurisdictions.

Loss from continuing operations of $21.2 million for the first nine months of fiscal 2013 represented a $43.5 million decrease from the prior year earnings from continuing operations of $22.3 million.  Diluted loss per share from continuing operations was $0.47 for the first nine months of fiscal 2013 as compared to diluted earnings per share from continuing operations of $0.49 for the first nine months of fiscal 2012.  The losses in fiscal 2013 include $25.1 million of impairment charges and $7.3 million of restructuring and repositioning expenses.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2012 and 2011:

North America
	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	128.2	100.0%	139.2	100.0%	425.2	100.0%	444.7	100.0%
Cost of sales	110.9	86.5%	120.1	86.3%	365.8	86.0%	382.0	85.9%
Gross profit	17.3	13.5%	19.1	13.7%	59.4	14.0%	62.7	14.1%
Selling, general and administrative expenses	9.1	7.1%	8.5	6.1%	29.5	6.9%	30.3	6.8%
Impairment charges	-	-	-	-	1.0	0.2%	-	-
Operating income	8.2	6.4%	10.6	7.6%	28.9	6.8%	32.4	7.3%

Comparison of Three Months Ended December 31, 2012 and 2011

North America net sales decreased $11.0 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 primarily driven by lower sales to off-highway customers as orders slowed during the quarter and the continued wind down of a military program.  Gross margin decreased 20 basis points due to lower sales volume, offset by favorable changes in product mix.  SG&A expenses increased $0.6 million year over year primarily due to a $2.3 million reversal of a trade compliance liability successfully resolved in the third quarter of fiscal 2012, partially offset by the favorable impact of cost reduction initiatives.  Operating income decreased $2.4 million to $8.2 million during the third quarter of fiscal 2013 primarily due to reduced gross profit on lower sales volume.

Comparison of Nine Months Ended December 31, 2012 and 2011

North America year-to-date net sales decreased $19.5 million from the same period last year primarily driven by the wind down of certain automotive and military programs, partially offset by increased sales to off-highway customers.  Gross margin declined 10 basis points to 14.0 percent during the first nine months of fiscal 2013 primarily due to decreased sales volume, partially offset by lower material costs and favorable changes in product mix.  SG&A expenses decreased $0.8 million due to the favorable impact of cost reduction initiatives and lower pension expenses, partially offset by a $2.3 million reversal of a trade compliance liability in the prior year.  During the second quarter of fiscal 2013, the Company recorded $1.0 million of asset impairment charges related to two idle facilities.  During the first nine months of fiscal 2013, operating income of $28.9 million declined $3.5 million from $32.4 million in the first nine months of fiscal 2012.  The operating income decline was primarily due to lower gross profit from lower sales volume.

Index

Europe
	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	115.7	100.0%	139.9	100.0%	359.9	100.0%	458.7	100.0%
Cost of sales	103.6	89.6%	121.2	86.6%	315.2	87.6%	394.3	86.0%
Gross profit	12.1	10.4%	18.7	13.4%	44.7	12.4%	64.4	14.0%
Selling, general and administrative expenses	8.1	7.0%	9.7	6.9%	29.1	8.1%	35.4	7.7%
Impairment charges	8.3	7.2%	2.2	1.6%	24.1	6.7%	2.2	0.5%
Restructuring and repositioning expenses	1.4	1.2%	-	-	7.3	2.0%	-	-
Operating (loss) income	(5.7)	-4.9%	6.8	4.9%	(15.8)	-4.4%	26.8	5.8%

Comparison of Three Months Ended December 31, 2012 and 2011

Europe net sales decreased $24.2 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013, driven by the planned wind down of the automotive module business, lower sales to commercial vehicle and off-highway customers, primarily due to weakened end market demand, and a $4.9 million unfavorable impact of foreign currency.  Gross margin decreased 300 basis points to 10.4 percent during the third quarter of fiscal 2013 from 13.4 percent during the third quarter of fiscal 2012 primarily driven by lower sales volume and costs associated with new program launches.   SG&A expenses decreased $1.6 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 primarily due to lower compensation expense from headcount reductions as part of the Europe restructuring program.  In addition, we recorded asset impairment charges of $8.3 million during third quarter of fiscal 2013 primarily related to a facility held for sale.  We also recorded a $2.2 million loss on disposal of assets during the third quarter of fiscal 2012.  Operating income of $6.8 million in the third quarter of fiscal 2012 decreased $12.5 million compared to the operating loss of $5.7 million for the third quarter of fiscal 2013 primarily due to the incremental asset impairment charges and decreased gross profit on lower sales volume.

Comparison of Nine Months Ended December 31, 2012 and 2011

Europe year-to-date net sales decreased $98.8 million from the same period last year, driven by the planned wind down of the automotive module business, a slowdown in demand in the commercial vehicle market and a $35.1 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $19.7 million during the first nine months of fiscal 2013 to $44.7 million from the prior year due to sales volume decreases, costs associated with new program launches and a $4.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by improved customer pricing and lower material costs.  SG&A expenses decreased $6.3 million primarily due to a $4.9 million favorable impact of foreign currency exchange rate changes and lower compensation expense.  We recorded asset impairment charges of $24.1 million during the first nine months of fiscal 2013 primarily related to several facilities held for sale.  In addition, we recorded $7.3 million of restructuring and repositioning expenses during the first nine months of fiscal 2013 primarily due to headcount reductions.  The Europe restructuring program is designed to align the cost structure of the segment with our strategic focus on the commercial vehicle, off-highway and engine products markets.  As we continue our Europe restructuring program, we expect to record additional restructuring and repositioning expenses in the fourth quarter of fiscal 2013 and beyond.  Operating loss of $15.8 million for the first nine months of fiscal 2013 represents a $42.6 million decrease from operating income for the first nine months of fiscal 2012 primarily due to $24.1 million of asset impairment charges, $7.3 million of restructuring and repositioning expenses and lower gross profit on lower sales volume.

Index

South America
	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	31.7	100.0%	42.2	100.0%	97.1	100.0%	138.2	100.0%
Cost of sales	26.1	82.5%	34.4	81.4%	81.0	83.5%	112.5	81.4%
Gross profit	5.6	17.5%	7.8	18.6%	16.1	16.5%	25.7	18.6%
Selling, general and administrative expenses	3.0	9.5%	3.8	9.0%	8.5	8.8%	15.9	11.5%
Operating income	2.6	8.2%	4.0	9.5%	7.6	7.8%	9.8	7.1%

Comparison of Three Months Ended December 31, 2012 and 2011

South America net sales decreased $10.5 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 primarily due to the pre-buy of commercial vehicles in the prior year ahead of the January 1, 2012 change in emission standards and an unfavorable impact of foreign currency exchange rate changes of $4.6 million.  Gross profit decreased $2.2 million during the third quarter of fiscal 2013 to $5.6 million from the prior year due to sales volume decreases and a $0.8 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses, which decreased $0.8 million in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012, were favorably impacted by foreign currency exchange rate changes of $0.4 million.  Operating income decreased $1.4 million to $2.6 million in the third quarter of fiscal 2013 due to lower gross profit on lower sales volume, partially offset by lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2012 and 2011

South America year-to-date net sales decreased $41.1 million from the same period last year due to the continued weakness in the commercial vehicle market following the pre-buy ahead of the January 1, 2012 change in emission standards, aftermarket sales declines due to local economic conditions and an unfavorable impact of foreign currency exchange rate changes of $20.1 million. Gross profit decreased $9.6 million during the first nine months of fiscal 2013 to $16.1 million from the prior year due to sales volume decreases and a $3.3 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $7.4 million primarily due to the reversal of a $2.0 million acquisition-related liability, lower outbound freight costs and a $1.9 million favorable impact of foreign currency exchange rate changes.  Operating income decreased $2.2 million from the first nine months of fiscal 2012 to $7.6 million for the first nine months of fiscal 2013 due to lower gross profit on reduced sales volume, partially offset by lower SG&A expenses.

Asia
	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	13.2	100.0%	20.9	100.0%	42.8	100.0%	62.1	100.0%
Cost of sales	13.2	99.8%	19.6	93.8%	42.3	98.9%	55.9	90.0%
Gross profit	-	0.2%	1.3	6.2%	0.5	1.1%	6.2	10.0%
Selling, general and administrative expenses	2.5	18.9%	2.8	13.4%	7.6	17.8%	7.6	12.2%
Operating loss	(2.5)	-18.9%	(1.5)	-7.2%	(7.1)	-16.6%	(1.4)	-2.3%

Comparison of Three Months Ended December 31, 2012 and 2011

Asia net sales decreased $7.7 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 driven by lower sales to off-highway customers as production schedules have been reduced in response to low market demand and high field inventory levels.  Gross margin decreased to 0.2 percent during the third quarter of fiscal 2013 compared to 6.2 percent one year ago primarily due to lower sales volume.  The operating loss increased $1.0 million to $2.5 million in the third quarter of fiscal 2013 versus the prior year due to lower gross profit on lower sales volume.

Index

Comparison of Nine Months Ended December 31, 2012 and 2011

Asia year-to-date net sales decreased $19.3 million from the same period last year due to a decrease in automotive module sales as we continue the strategic exit of this business and a decline in the off-highway vehicular market due to the weakened economic conditions in China.  Gross profit decreased $5.7 million to $0.5 million for the first nine months of fiscal 2013 from a gross profit of $6.2 million during the first nine months of fiscal 2012 due to lower sales volume and costs associated with converting our Shanghai manufacturing facility to a high volume oil cooler production facility.  The year-to-date operating loss of $7.1 million represents a $5.7 million decline from the prior year operating loss of $1.4 million primarily due to lower gross profit on lower sales volume.

Commercial Products
	Three months ended December 31,				Nine months ended December 31,
	2012		2011		2012		2011
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	41.3	100.0%	39.3	100.0%	105.3	100.0%	108.5	100.0%
Cost of sales	28.2	68.4%	26.3	67.0%	74.2	70.5%	75.8	69.8%
Gross profit	13.1	31.6%	13.0	33.0%	31.1	29.5%	32.7	30.2%
Selling, general and administrative expenses	8.4	20.3%	7.2	18.3%	22.8	21.7%	20.6	19.0%
Operating income	4.7	11.4%	5.8	14.8%	8.3	7.9%	12.1	11.2%

Comparison of Three Months Ended December 31, 2012 and 2011

Commercial Products net sales increased $2.0 million from the third quarter of fiscal 2012 to the third quarter of fiscal 2013 due to increased chiller sales in the United Kingdom, partially offset by a decrease in heating and cooling product sales in North America.  Gross margin decreased 140 basis points from 33.0 percent during the third quarter of fiscal 2012 to 31.6 percent during the third quarter of fiscal 2013 primarily due to changes in product mix.  SG&A expenses increased $1.2 million from the prior year due to increased expenses associated with the integration of the Geofinity Manufacturing (“Geofinity”) business, which we acquired in July 2012.  Operating income decreased $1.1 million to $4.7 million in the third quarter of fiscal 2013 primarily due to higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2012 and 2011

Commercial Products year-to-date net sales decreased $3.2 million from the same period last year primarily due to decreased sales volume in the United Kingdom as a result of weak economic conditions in the first half of fiscal 2013 and the impact of a stronger currency versus competitors in mainland Europe.  Gross margin decreased 70 basis points from 30.2 percent during the first nine months of fiscal 2012 to 29.5 percent during the first nine months of fiscal 2013 primarily due to lower sales volume and an unfavorable change in product mix.  SG&A expenses increased $2.2 million from the first nine months of fiscal 2012 to the first nine months of fiscal 2013 primarily due to expenses associated with new products and the acquisition of Geofinity during the second quarter of fiscal 2013. This acquisition provides Modine with a full line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Operating income decreased $3.8 million to $8.3 million in the first nine months of fiscal 2013 primarily due to decreased gross profit on lower sales volume and increased SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our cash and cash equivalents at December 31, 2012 of $32.9 million and available borrowings of $191.0 million under lines of credit provided by banks in the United States and abroad.  See Note 14 of the Notes to Condensed Consolidated Financial Statements for further information regarding our debt agreements.

Index

Cash provided by operating activities for the nine months ended December 31, 2012 was $41.4 million, which was a $23.1 million increase from $18.3 million for the nine months ended December 31, 2011.  This increase in operating cash flows was primarily due to favorable reductions in net working capital, including trade accounts receivable and accounts payable.  Capital expenditures during the first nine months of fiscal 2013 were $33.6 million compared to $45.3 million during the same period in fiscal 2013.  This decrease in capital expenditures was primarily due to the timing of expenditures for new program launches.  In addition, in the second quarter of fiscal 2013, we paid $4.9 million in cash for the Geofinity acquisition.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary U.S.-based debt agreements, we are subject to an adjusted earnings before interest, taxes, depreciation and amortization (EBITDA)-to-interest expense (interest expense coverage ratio) covenant and a debt-to-adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA is a non-GAAP metric that is not defined by generally accepted accounting principles (GAAP) and should not be considered an alternative to earnings from continuing operations.  Our calculation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We are required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following:

	Interest Expense Coverage	Leverage Ratio
	Ratio Covenant (Not	Covenant (Not Permitted
	Permitted to Be Less Than)	to Be Greater Than)
Fiscal quarter ending on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our adjusted EBITDA for the four consecutive quarters ended December 31, 2012 was $100.1 million.  The following table presents a calculation of adjusted EBITDA:

(in millions)

	Quarter Ended March 31, 2012	Quarter Ended June 30, 2012	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Total
Earnings (loss) from continuing operations	$15.6	$(1.1)	$(11.8)	$(8.4)	$(5.7)
Net earnings attributable to noncontrolling interest	(0.2)	(0.3)	(0.3)	(0.3)	(1.1)
Consolidated interest expense	3.3	3.0	3.4	2.8	12.5
(Benefit from) provision for income taxes	(0.7)	2.1	1.8	1.5	4.7
Depreciation and amortization expense	14.3	14.0	14.1	13.6	56.0
Non-cash items (a)	(0.1)	0.3	16.8	8.3	25.3
Restructuring and repositioning expenses	0.7	4.8	1.5	1.4	8.4
Adjusted EBITDA	$32.9	$22.8	$25.5	$18.9	$100.1

(a)
Non-cash items are comprised of asset impairment charges, non-cash restructuring and repositioning charges, exchange gains or losses on inter-company loans and non-cash charges that are unusual, non-recurring or extraordinary.

Index

Our interest expense coverage ratio for the four fiscal quarters ended December 31, 2012 was 7.76, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

Four Quarters Ended December 31, 2012

Consolidated interest expense	$12.5
Plus: Costs to sell receivables	0.4
Total consolidated interest expense	$12.9

Adjusted EBITDA	$100.1

Interest expense coverage ratio	7.76

Our leverage ratio for the four fiscal quarters ended December 31, 2012 was 1.84, which was below the maximum permitted ratio of 3.25.  The following table presents a calculation of our leverage ratio:

Four Quarters Ended December 31, 2012

Debt per balance sheet	$164.7
Plus: Derivative financial instruments	1.1
Letters of credit as defined by the debt agreement	1.5
Indebtedness attributed to sales of receivables	17.1
Total debt	$184.4

Adjusted EBITDA	$100.1

Leverage ratio	1.84

We expect to remain in compliance with our debt covenants through the remainder of fiscal 2013 and beyond.

Outlook

For the remainder of fiscal 2013, we expect weak economic conditions to continue in several of our key geographic markets, including Europe, South America and Asia.  Also, for the full fiscal year, we expect approximately $80 million of planned program reductions due to the wind down of our BMW business in Europe and Asia and certain automotive and military programs in North America.  Due to these factors, as well as unfavorable foreign exchange impacts, our expectations for fiscal 2013 are a 10 to 12 percent decrease in net sales compared with fiscal 2012.  We also expect fiscal 2013 operating income margin in a range of 2.75 to 3.25 percent of net sales, excluding the impact of impairment and Europe restructuring charges.  As noted previously, we are implementing a restructuring program designed to align our cost structure and manufacturing base in Europe with a strategic focus on the commercial vehicle, off-highway and engine product markets.  Finally, we expect fiscal 2013 diluted earnings per share to be in the range of $0.40 to $0.45, excluding the impact of impairment and Europe restructuring charges.

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

Index

Operational Risks:

•	Modine’s ability to successfully implement restructuring plans and drive cost reductions and increased profitability and return on assets as a result;

•
The overall health of Modine’s customers in light of broad economic and specific market challenges and the potential impact on the Company of any deterioration in the stability or performance of any of Modine’s customers;

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

•	Costs and other effects of the remediation of environmental contamination;

•	Modine’s ability to obtain and retain profitable business at its facilities in the Company’s Asia region and in particular in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated launch challenges and warranty claims;

•	The possibility that other or more significant issues may be identified in connection with the Company’s remediation of its value added tax (VAT) application errors in the Europe segment;

•	Increasingly complex and restrictive government regulations in various jurisdictions in which we operate and the costs associated with compliance therewith;

•	Unanticipated problems with suppliers meeting Modine’s time, quality and price demands;

•	Work stoppages or interference at Modine’s facilities or those of its major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where Modine and its customers operate and compete, including currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing slow recovery of certain markets in China and Brazil and the economic uncertainties in the European Union;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation and the identification of a material weakness in the Company’s internal control over financial reporting as described in Part II, Item 9A of the Company’s fiscal 2012 Form 10-K, which has not yet been fully remediated, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are not effective as of December 31, 2012.

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

The Company has developed and is implementing a plan, including additional and improved control procedures, to remediate the misapplication of value added tax (VAT) deficiency in the Europe segment.  These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the overall financial control environment:

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

Changes In Internal Control Over Financial Reporting

During the third quarter of fiscal 2013 there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  February 1, 2013

* Executing as both the principal financial officer and a duly authorized officer of the Company