Form 10-Q
period 2013-06-30
MODINE MANUFACTURING CO
filed 2013-08-01
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Registrant's telephone number, including area code (262) 636‑1200

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,466,709 at July 26, 2013.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2013 and 2012
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2013	2012
Net sales	$375.8	$350.4
Cost of sales	313.9	298.7
Gross profit	61.9	51.7
Selling, general and administrative expenses	42.4	43.2
Restructuring expenses	0.5	4.6
Operating income	19.0	3.9
Interest expense	(3.0)	(3.0)
Other (expense) income – net	(0.5)	0.1
Earnings from continuing operations before income taxes	15.5	1.0
Provision for income taxes	(4.9)	(2.0)
Earnings (loss) from continuing operations	10.6	(1.0)
Earnings from discontinued operations, net of income taxes	-	0.1
Net earnings (loss)	10.6	(0.9)
Net earnings attributable to noncontrolling interest	(0.6)	(0.3)
Net earnings (loss) attributable to Modine	$10.0	$(1.2)

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.21	$(0.03)
Diluted	$0.21	$(0.03)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.21	$(0.03)
Diluted	$0.21	$(0.03)

Weighted average shares outstanding:
Basic	46.7	46.5
Diluted	47.3	46.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2013 and 2012
(In millions)
(Unaudited)

	Three months ended June 30,
	2013	2012
Net earnings (loss)	$10.6	$(0.9)
Other comprehensive loss:
Foreign currency translation	(4.3)	(19.0)
Defined benefit plans	1.3	1.0
Cash flow hedges	0.1	0.8
Total other comprehensive loss	(2.9)	(17.2)

Comprehensive income (loss)	7.7	(18.1)
Comprehensive income attributable to noncontrolling interest	(0.6)	(0.3)
Comprehensive income (loss) attributable to Modine	$7.1	$(18.4)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and March 31, 2013
(In millions, except per share amounts)
(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$30.9	$23.8
Trade accounts receivable – net	206.1	194.5
Inventories	116.9	118.8
Other current assets	58.2	61.9
Total current assets	412.1	399.0
Property, plant and equipment – net	349.3	355.9
Investment in affiliate	3.3	3.3
Intangible assets – net	8.1	8.3
Goodwill	27.6	28.7
Other noncurrent assets	22.7	23.6
Total assets	$823.1	$818.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$33.2	$30.6
Long-term debt – current portion	1.1	0.5
Accounts payable	145.0	150.7
Accrued compensation and employee benefits	53.2	51.2
Other current liabilities	47.2	47.1
Total current liabilities	279.7	280.1
Long-term debt	132.4	132.5
Deferred income taxes	8.2	8.6
Pensions	106.0	108.0
Postretirement benefits	6.7	6.7
Other noncurrent liabilities	14.1	14.6
Total liabilities	547.1	550.5
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.1 million and 47.8 million shares	30.1	29.9
Additional paid-in capital	172.0	171.2
Retained earnings	217.6	207.6
Accumulated other comprehensive loss	(131.3)	(128.4)
Treasury stock, at cost, 0.7 million and 0.6 million shares	(15.1)	(14.6)
Total Modine shareholders' equity	273.3	265.7
Noncontrolling interest	2.7	2.6
Total equity	276.0	268.3
Total liabilities and equity	$823.1	$818.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2013 and 2012
(In millions)
(Unaudited)

	Three months ended June 30,
	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$10.6	$(0.9)
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	16.1	14.1
Other – net	1.6	4.1
Net changes in operating assets and liabilities	(12.4)	(12.5)
Net cash provided by operating activities	15.9	4.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(10.2)	(11.7)
Other – net	0.1	(0.6)
Net cash used for investing activities	(10.1)	(12.3)

Cash flows from financing activities:
Borrowings of debt	76.2	58.5
Repayments of debt	(73.1)	(38.2)
Dividend paid to noncontrolling interest	(0.5)	-
Other – net	(1.2)	(0.2)
Net cash provided by financing activities	1.4	20.1

Effect of exchange rate changes on cash	(0.1)	(0.8)
Net increase in cash and cash equivalents	7.1	11.8

Cash and cash equivalents at beginning of period	23.8	31.4
Cash and cash equivalents at end of period	$30.9	$43.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or “the Company”) for the fiscal year ended March 31, 2013.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2014 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2013.

Out of period adjustment:  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which overstated pre-tax earnings by $0.5 million in the first quarter of fiscal 2013.  This amount was not considered material to the financial statements for the first quarter of fiscal 2013.

New accounting pronouncement:  In February 2013, the FASB issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in accumulated other comprehensive income.  In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income within the respective line items of the consolidated statement of operations.  The Company adopted this guidance in the first quarter of fiscal 2014.  See Note 16 for additional information.

Note 2: Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are classified under the following hierarchy:

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

The carrying values of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.  The fair value of the Company’s debt is disclosed in Note 13.

At June 30, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.4	$-	$-	$2.4
Derivative financial instruments	-	0.2	-	0.2
Total assets	$2.4	$0.2	$-	$2.6

Liabilities:
Derivative financial instruments	$-	$1.0	$-	$1.0
Deferred compensation obligations	2.4	-	-	2.4
Total liabilities	$2.4	$1.0	$-	$3.4

At March 31, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.3	$-	$-	$2.3
Total assets	$2.3	$-	$-	$2.3

Liabilities:
Derivative financial instruments	$-	$1.4	$-	$1.4
Deferred compensation obligations	2.3	-	-	2.3
Total liabilities	$2.3	$1.4	$-	$3.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 3: Pension and Postretirement Benefits

During the three months ended June 30, 2013 and 2012, the Company contributed $1.6 million and $2.2 million, respectively, to its U.S. pension plans.  Costs for Modine's pension and postretirement benefit plans included the following components:

	Three months ended June 30,
	Pension		Postretirement
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$-	$-
Interest cost	3.2	3.3	0.1	0.1
Expected return on plan assets	(3.9)	(4.0)	-	-
Amortization of:
Unrecognized net loss	1.6	1.3	-	-
Unrecognized prior service credit	-	-	(0.3)	(0.4)
Net periodic benefit cost (income)	$1.0	$0.7	$(0.2)	$(0.3)

Note 4: Stock-Based Compensation

The Company’s stock-based incentive plans for employees consist of the following: (1) a discretionary equity program for management and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of a stock option component and restricted stock components granted for retention and performance.  In addition, stock options and stock awards may be granted to non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  Modine recognized stock-based compensation cost of $0.9 million for both of the three month periods ended June 30, 2013 and 2012.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2014 is based on a target three-year average consolidated return on average capital employed, three-year average revenue growth, and Asia segment operating income at the end of the three-year performance period.

The fair market value of stock-based compensation awards granted during the three months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,
	2013		2012
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.2	$7.76	0.2	$4.23
Restricted stock - retention	0.3	$10.40	0.4	$5.75
Restricted stock - performance based	0.2	$10.40	0.4	$5.75

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following assumptions were used in determining fair value for stock options:

	Three months ended June 30,
	2013	2012
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.3%	0.9%
Expected volatility of the Company's stock	88.7%	87.4%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of June 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$2.1	3.0
Restricted stock - retention	5.2	3.3
Restricted stock - performance based	3.1	2.5
Total	$10.4	3.0

Note 5: Restructuring and Impairment Charges

During fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company’s actions included exiting certain non-core product lines based on its global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets.  The Company is continuing to evaluate additional restructuring actions in the Europe segment.  The restructuring is designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway and engine products markets, while improving gross margin and return on average capital employed.

Since the commencement of the Europe segment restructuring, the Company recorded $24.1 million of asset impairment charges, $15.1 million of employee severance costs, primarily related to headcount reductions at the segment headquarters and a manufacturing facility, and $4.6 million of repositioning expenses, primarily related to accelerated depreciation for production equipment that will no longer be used because of planned manufacturing process changes at a facility in Germany and equipment transfer costs.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accrues severance in accordance with its written plans, procedures and relevant statutory requirements.  Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Three months ended June 30,
	2013	2012

Beginning Balance	$11.6	$-
Additions	0.3	4.5
Payments	(0.6)	(0.2)
Effect of exchange rate changes	0.1	-
Balance, June 30	$11.4	$4.3

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Three months ended June 30,
	2013	2012

Employee severance and related benefits	$0.3	$4.5
Accelerated depreciation	2.2	-
Other repositioning costs	0.2	0.1
Total restructuring and repositioning expenses	$2.7	$4.6

Total restructuring and repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2013 as follows: $2.2 million was recorded within cost of sales and $0.5 million was recorded as restructuring expenses.  Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three months ended June 30, 2012 as restructuring expenses.

Note 6: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2013	2012
Equity in earnings of non-consolidated affiliate	$0.2	$0.2
Interest income	0.1	0.2
Foreign currency transactions	(0.8)	(0.3)
Total other (expense) income - net	$(0.5)	$0.1

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Income Taxes

For the three months ended June 30, 2013 and 2012, the Company’s effective income tax rate attributable to continuing operations was 31.6 percent and 200.0 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three months ended June 30, 2013 as compared to prior periods were increases in the valuation allowance for certain foreign jurisdictions, for which no benefit is recognized, and the changing mix of foreign and domestic earnings.   During the three months ended June 30, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance will be eliminated if the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that in late fiscal 2014 or in fiscal 2015, the U.S. taxing jurisdiction will no longer be in a cumulative three-year loss position, thereby removing significant negative evidence concerning the valuation allowance.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. For the three months ended June 30, 2013, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As such, the U.S. taxing jurisdiction is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in certain foreign locations is excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At June 30, 2013, the Company was engaged in income tax examinations by the German taxing authority covering fiscal years 2006 through 2010 and the Austrian taxing authority covering fiscal years 2009 through 2011.  The Company has not been notified of any other tax examinations covering open periods.  During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $6.9 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2013	2012

Earnings (loss) from continuing operations	$10.6	$(1.0)
Less: Net earnings attributable to noncontrolling interest	(0.6)	(0.3)
Earnings (loss) from continuing operations attributable to Modine	10.0	(1.3)
Less: Undistributed earnings attributable to unvested shares	(0.1)	-
Earnings (loss) from continuing operations available to Modine shareholders	9.9	(1.3)
Earnings from discontinued operations	-	0.1
Net earnings (loss) available to Modine shareholders	$9.9	$(1.2)

Weighted average shares outstanding - basic	46.7	46.5
Effect of dilutive securities	0.6	-
Weighted average shares outstanding - diluted	47.3	46.5

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.21	$(0.03)
Earnings per share - discontinued operations	-	-
Net earnings (loss) per share - basic	$0.21	$(0.03)

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.21	$(0.03)
Earnings per share - discontinued operations	-	-
Net earnings (loss) per share - diluted	$0.21	$(0.03)

For the three months ended June 30, 2012, the total number of potential dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.  For the three months ended June 30, 2013 and June 30, 2012, the calculation of diluted earnings per share excludes 1.0 million and 1.3 million stock options, respectively, because they were anti-dilutive.

Note 9: Inventories

Inventories consisted of the following:

	June 30, 2013	March 31, 2013
Raw materials and work in process	$82.7	$88.1
Finished goods	34.2	30.7
Total inventories	$116.9	$118.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2013	March 31, 2013
Gross property, plant and equipment	$1,040.3	$1,033.1
Accumulated depreciation	(691.0)	(677.2)
Net property, plant and equipment	$349.3	$355.9

Note 11: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

		South	Commercial
	Asia	America	Products	Total

Goodwill, March 31, 2013	$0.5	$12.2	$16.0	$28.7
Fluctuations in foreign currency	-	(1.1)	-	(1.1)
Goodwill, June 30, 2013	$0.5	$11.1	$16.0	$27.6

Intangible assets consisted of the following:

	June 30, 2013			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Tradenames	$9.5	$(4.8)	$4.7	$9.6	$(4.7)	$4.9
Acquired technology	3.5	(0.1)	3.4	3.5	(0.1)	3.4
Total intangible assets	$13.0	$(4.9)	$8.1	$13.1	$(4.8)	$8.3

Amortization expense for both of the three month periods ended June 30, 2013 and 2012 was $0.2 million.  Estimated future amortization expense is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2014	$0.6
2015	1.1
2016	1.2
2017	1.2
2018	1.2
2019 & Beyond	2.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2013	2012
Balance, April 1	$12.6	$11.4
Accruals for warranties issued	1.4	1.3
Accruals (reversals) related to pre-existing warranties	2.5	(0.5)
Settlements	(4.0)	(1.4)
Effect of exchange rate changes	(0.2)	(0.3)
Balance, June 30	$12.3	$10.5

Note 13: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  The Company also maintains a $145.0 million domestic revolving credit facility, which expires in August 2014, with no borrowings outstanding.

The Company also maintains credit agreements for its foreign subsidiaries with outstanding short-term borrowings at June 30, 2013 and March 31, 2013 of $33.2 million and $30.6 million, respectively.  At June 30, 2013, the Company’s foreign unused lines of credit in Europe, Brazil, China and India totaled $52.0 million.  At June 30, 2013, domestic letters of credit totaled $7.0 million, resulting in available borrowings under the Company’s domestic revolving credit facility of $138.0 million.  In aggregate, the Company had total available lines of credit of $190.0 million at June 30, 2013.

Provisions contained in the Company’s revolving credit facility, Senior Note agreements and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its covenants as of June 30, 2013.

The fair value of long-term debt is estimated using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2013 and March 31, 2013, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $137.0 million and $139.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 2 for the definition of a Level 2 fair value measurement.

Note 14: Derivatives Instruments

Modine uses derivative financial instruments, from time to time, as a tool to manage certain financial risks.  Leveraged derivatives are prohibited by Company policy.  Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of a derivative financial instrument depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated contracts entered into beginning in fiscal 2013 related to aluminum and copper for hedge accounting.  Accordingly, unrealized gains and losses on those contracts are recorded within cost of sales.  The Company designated contracts entered into prior to fiscal 2013 for hedge accounting.  Accordingly, the amounts recorded in accumulated other comprehensive (loss) income (“AOCI”) related to those contracts will remain in AOCI until the underlying purchases of aluminum and copper impact earnings.

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

The fair values of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	June 30, 2013	March 31, 2013
Derivative instruments:
Foreign exchange contracts	Other current assets	$0.2	$-
Foreign exchange contracts	Other current liabilities	-	0.1
Commodity derivatives	Other current liabilities	0.9	1.2
Commodity derivatives	Other noncurrent liabilities	0.1	0.1

The amounts recorded in AOCI and in the consolidated statements of operations for all of the Company’s derivative financial instruments were as follows:

			Three months ended June 30, 2013
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$0.4	Cost of sales	$0.1	$0.3
Foreign exchange contracts	-	Other expense - net	-	(0.3)
Total	$0.4		$0.1	$-

			Three months ended June 30, 2012
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$2.4	Cost of sales	$0.8	$2.7
Foreign exchange contracts	-	Other expense - net	-	(0.4)
Total	$2.4		$0.8	$2.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Contingencies and Litigation

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

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.1 million and $5.2 million at June 30, 2013 and March 31, 2013, respectively.  As additional information becomes available, any potential liability related to these matters will be assessed and the estimated accrual will be revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Three months ended June 30, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2013	$17.8	$(1.1)	$(145.1)	$(128.4)

Other comprehensive loss before reclassifications	(4.3)	-	-	(4.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.6	1.6
Amortization of unrecognized prior service credit (a)	-	-	(0.3)	(0.3)
Commodity derivatives (b)	-	0.1	-	0.1
Total other comprehensive (loss) income	(4.3)	0.1	1.3	(2.9)

Balance, June 30, 2013	$13.5	$(1.0)	$(143.8)	$(131.3)

(a) Amounts are included in the calculation of net periodic benefit cost.  See Note 3 for additional information.
(b) Reclassifications for commodity derivatives are included in cost of sales.

Note 17: Segment Information

The following is a summary of net sales, gross profit, operating income and total assets by segment:

	Three months ended June 30,
	2013	2012
Net sales:
North America	$148.7	$153.6
Europe	146.2	125.4
South America	34.4	31.2
Asia	18.3	15.8
Commercial Products	32.4	30.1
Segment total	380.0	356.1
Corporate and eliminations	(4.2)	(5.7)
Net sales	$375.8	$350.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended June 30,
	2013		2012
Gross profit:		% of sales		% of sales
North America	$25.5	17.2%	$23.6	15.4%
Europe	19.3	13.2%	14.7	11.7%
South America	6.1	17.8%	4.7	15.2%
Asia	2.3	12.8%	0.4	2.6%
Commercial Products	8.5	26.2%	7.9	26.2%
Segment total	61.7	16.2%	51.3	14.4%
Corporate and eliminations	0.2	-	0.4	-
Gross profit	$61.9	16.5%	$51.7	14.7%

	Three months ended June 30,
	2013	2012
Operating income:
North America	$14.3	$13.8
Europe	8.0	(2.5)
South America	2.6	0.7
Asia	(0.3)	(2.3)
Commercial Products	1.0	1.0
Segment total	25.6	10.7
Corporate and eliminations	(6.6)	(6.8)
Operating income	$19.0	$3.9

	June 30, 2013	March 31, 2013
Total assets:
North America	$215.1	$218.3
Europe	340.1	332.2
South America	81.9	91.8
Asia	91.7	91.3
Commercial Products	80.9	73.7
Corporate and eliminations	13.4	11.5
Total assets	$823.1	$818.8

Segment operating income for fiscal 2013 has been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment, which totaled $2.3 million in the first quarter of fiscal 2013.  There was no impact on the total Company financial results.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2013 is the first quarter of fiscal 2014.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2014 increased $25.4 million from the first quarter of fiscal 2013, primarily due to an increase in sales volume within the automotive and commercial vehicle markets.  Gross profit and margin increased, primarily due to sales volume improvements and lower material costs.  Selling, general and administrative (“SG&A”) expenses decreased slightly in the first quarter of fiscal 2014 compared to the same period in the prior year.  The first quarter of fiscal 2014 benefited from lower employee severance costs associated with the Europe restructuring program.  Earnings from continuing operations were $10.6 million during the first quarter of fiscal 2014 compared to loss from continuing operations of $1.0 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated results on a comparative basis for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$375.8	100.0%	$350.4	100.0%
Cost of sales	313.9	83.5%	298.7	85.3%
Gross profit	61.9	16.5%	51.7	14.7%
Selling, general and administrative expenses	42.4	11.3%	43.2	12.3%
Restructuring expenses	0.5	0.1%	4.6	1.3%
Operating income	19.0	5.1%	3.9	1.1%
Interest expense	(3.0)	-0.8%	(3.0)	-0.9%
Other (expense) income – net	(0.5)	-0.2%	0.1	0.1%
Earnings from continuing operations before income taxes	15.5	4.1%	1.0	0.3%
Provision for income taxes	(4.9)	-1.3%	(2.0)	-0.6%
Earnings (loss) from continuing operations	$10.6	2.8%	$(1.0)	-0.3%

First quarter net sales of $375.8 million were $25.4 million, or 7.2 percent, higher than the first quarter of last year, primarily driven by a $20.8 million sales increase in our Europe segment.  In addition, net sales in our South America, Asia and Commercial Products segments increased as compared to the prior year, and North America segment sales decreased as compared to the prior year.  Automotive and commercial vehicle sales increased 8 percent and 7 percent respectively, compared to the first quarter of fiscal 2013.

First quarter gross profit increased $10.2 million from the first quarter of fiscal 2013.  Gross margin increased 180 basis points from 14.7 percent in the first quarter of fiscal 2013 to 16.5 percent in the first quarter of fiscal 2014 due to increased sales volume and lower material costs, partially offset by $2.2 million of accelerated depreciation for production equipment that will no longer be used because of planned manufacturing process changes at a facility in Germany.

SG&A expenses decreased $0.8 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014 and decreased as a percentage of sales to 11.3 percent.  SG&A expenses as a percentage of net sales were in line with our stated goal of SG&A cost containment and our long-term target of 11 to 12 percent.

Restructuring expenses decreased $4.1 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily due to lower employee severance costs related to our Europe restructuring program.

Operating income of $19.0 million in the first quarter of fiscal 2014 represented a $15.1 million improvement from operating income of $3.9 million in the first quarter of fiscal 2013.  The increase was primarily due to higher gross profit on increased sales volume and a $4.1 million reduction in restructuring expenses.

Provision for income taxes increased $2.9 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily due to increased pre-tax earnings.

SEGMENT RESULTS OF OPERATIONS

Segment financial results for fiscal 2013 have been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment, which totaled $2.3 million in the first quarter of fiscal 2013.  There was no impact on the total Company financial results.

North America

	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$148.7	100.0%	$153.6	100.0%
Cost of sales	123.2	82.8%	130.0	84.6%
Gross profit	25.5	17.2%	23.6	15.4%
Selling, general and administrative expenses	11.2	7.6%	9.8	6.4%
Operating income	$14.3	9.6%	$13.8	9.0%

North America net sales decreased $4.9 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily due to lower sales to off-highway customers as economic conditions in this market remained relatively weak, partially offset by increased sales to automotive customers.  Gross margin increased 180 basis points to 17.2 percent, primarily as a result of lower material costs.  SG&A expenses increased $1.4 million, primarily due to lower prototype and testing recoveries.  Operating income increased $0.5 million to $14.3 million during the first quarter of fiscal 2014 due to increased gross profit, partially offset by higher SG&A expenses.

Europe

	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$146.2	100.0%	$125.4	100.0%
Cost of sales	126.9	86.8%	110.7	88.3%
Gross profit	19.3	13.2%	14.7	11.7%
Selling, general and administrative expenses	10.8	7.4%	12.6	10.0%
Restructuring expenses	0.5	0.3%	4.6	3.7%
Operating income (loss)	$8.0	5.5%	$(2.5)	-2.0%

Europe net sales increased $20.8 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily as a result of higher sales volume to automotive and commercial vehicle customers, higher tooling sales and a $2.6 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $4.6 million and gross margin improved 150 basis points, primarily due to higher sales volume and improved customer mix, partially offset by $2.2 million of accelerated depreciation for production equipment that will no longer be used because of planned manufacturing process changes at a facility in Germany.  We expect to record additional accelerated depreciation of approximately $2.0 million by the end of the second quarter of fiscal 2014, at which time the new manufacturing process is planned to be in place.  SG&A expenses decreased $1.8 million in the first quarter of fiscal 2014, primarily due to the favorable impact of restructuring actions completed to date, lower professional service fees, and increased prototype and testing recoveries. Restructuring expenses decreased $4.1 million in the first quarter of fiscal 2014 compared to the first quarter of the prior year, primarily due to lower employee severance costs related to our Europe restructuring program.  Operating income of $8.0 million in the first quarter of fiscal 2014 increased $10.5 million compared to the operating loss of $2.5 million in the first quarter of fiscal 2013, primarily due to increased gross profit on higher sales volume and lower restructuring expenses.

 South America
	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$34.4	100.0%	$31.2	100.0%
Cost of sales	28.3	82.2%	26.5	84.8%
Gross profit	6.1	17.8%	4.7	15.2%
Selling, general and administrative expenses	3.5	10.2%	4.0	13.0%
Operating income	$2.6	7.6%	$0.7	2.2%

South America net sales increased $3.2 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014 due to increased sales volume to commercial vehicle and power generation customers, partially offset by a $1.9 million unfavorable impact of foreign currency exchange rate changes.  Gross margin increased 260 basis points to 17.8 percent due to higher sales volume.  SG&A expenses decreased $0.5 million, primarily due to lower employee-related costs.  Operating income during the first quarter of fiscal 2014 increased $1.9 million due to higher gross profit and lower SG&A expenses.

Asia

	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$18.3	100.0%	$15.8	100.0%
Cost of sales	16.0	87.2%	15.4	97.4%
Gross profit	2.3	12.8%	0.4	2.6%
Selling, general and administrative expenses	2.6	14.5%	2.7	17.2%
Operating loss	$(0.3)	-1.7%	$(2.3)	-14.6%

Asia net sales increased $2.5 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily as a result of higher sales volume to off-highway customers as that market begins to recover.  Gross profit increased $1.9 million due to higher sales volume and lower material costs.  Gross margin during the first quarter of fiscal 2014 increased to 12.8 percent.  The operating loss decreased $2.0 million to $0.3 million in the first quarter of fiscal 2014 versus the first quarter of the prior year due to higher gross profit on increased sales volume and ongoing cost control.

Commercial Products
	Three months ended June 30,
	2013		2012
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$32.4	100.0%	$30.1	100.0%
Cost of sales	23.9	73.8%	22.2	73.8%
Gross profit	8.5	26.2%	7.9	26.2%
Selling, general and administrative expenses	7.5	23.1%	6.9	22.9%
Operating income	$1.0	3.1%	$1.0	3.3%

Commercial Products net sales increased $2.3 million from the first quarter of fiscal 2013 to the first quarter of fiscal 2014, primarily due to increased chiller sales volume in the United Kingdom, as economic conditions improved compared to the prior year, and improved heating product sales in North America, partially offset by decreased cooling product sales in North America.  Gross profit increased $0.6 million, primarily due to higher sales volume.  SG&A expenses increased $0.6 million to $7.5 million due to increased expenses associated with the integration of the Geofinity Manufacturing business, which we acquired in July 2012, into another Modine facility.  Operating income remained flat at $1.0 million for the first quarter of fiscal 2014 as the gross profit improvement was offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at June 30, 2013 of $30.9 million and available borrowings totaling $190.0 million under lines of credit provided by banks in the United States and abroad.  See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information regarding our debt arrangements.

Net cash provided by operating activities for the three months ended June 30, 2013 was $15.9 million, which was an $11.1 million increase from $4.8 million for the three months ended June 30, 2012.  This increase in operating cash flows was primarily due to improved operating income.  Capital expenditures during the first three months of fiscal 2014 were $10.2 million compared to $11.7 million during the same period in fiscal 2013.  This decrease in capital expenditures was primarily due to the timing of expenditures for new program launches.

Debt Covenants

Our current debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to an adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”)-to-interest expense (interest expense coverage ratio) covenant and a debt-to-adjusted EBITDA (leverage ratio) covenant.  Adjusted EBITDA is defined as earnings from continuing operations before interest expense and income taxes, adjusted to exclude unusual, non-recurring or extraordinary non-cash charges and up to $40.0 million of cash restructuring and repositioning charges, not to exceed $20.0 million in any fiscal year, and further adjusted to add back depreciation and amortization.  Adjusted EBITDA is a non-GAAP metric that is not defined by generally accepted accounting principles (“GAAP”) and should not be considered an alternative to earnings from continuing operations.  Our calculation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We are required to maintain the interest expense coverage ratio and leverage ratio covenants based on the following:

	Interest Expense Coverage Ratio (Not permitted to be less than)	Leverage Ratio (Not permitted to be greater than)
Fiscal quarter ending on or before August 12, 2014	3.00 to 1.0	3.25 to 1.0
All fiscal quarters ending thereafter	3.00 to 1.0	3.00 to 1.0

Our adjusted EBITDA for the four quarters ended June 30, 2013 was $109.8 million.  The following table presents a calculation of adjusted EBITDA:

(in millions)	Quarter Ended September 30, 2012	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Total
Earnings (loss) from continuing operations	$(11.8)	$(8.4)	$(1.6)	$10.6	$(11.2)
Net earnings attributable to noncontrolling interest	(0.3)	(0.3)	(0.5)	(0.6)	(1.7)
Interest expense	3.4	2.8	3.4	3.0	12.6
Provision for income taxes	1.8	1.5	4.5	4.9	12.7
Depreciation and amortization	14.1	13.6	14.0	16.1	57.8
Non-cash items	16.8	8.3	1.8	-	26.9
Restructuring expenses	1.5	1.4	9.3	0.5	12.7
Adjusted EBITDA	$25.5	$18.9	$30.9	$34.5	$109.8

Our interest expense coverage ratio for the four fiscal quarters ended June 30, 2013 was 8.45, which exceeded the minimum requirement of 3.00.  The following table presents a calculation of our interest expense coverage ratio:

(in millions)	Four Quarters Ended June 30, 2013

Interest expense	$12.6
Plus: Costs to sell receivables	0.4
Total interest expense	$13.0

Adjusted EBITDA	$109.8

Interest expense coverage ratio	8.45

Our leverage ratio for the four fiscal quarters ended June 30, 2013 was 1.69, which was below the maximum permitted ratio of 3.25.  The following table presents a calculation of our leverage ratio:

(in millions)	Four Quarters Ended June 30, 2013

Debt per balance sheet	$166.7
Plus: Derivative financial instruments	0.8
Letters of credit as defined by the debt agreement	1.5
Indebtedness attributed to sales of receivables	16.7
Total debt	$185.7

Adjusted EBITDA	$109.8

Leverage ratio	1.69

We expect to remain in compliance with our debt covenants through the remainder of fiscal 2014 and beyond.

Outlook

For the remainder of fiscal 2014, we remain cautious about some of our major markets, including the North America commercial vehicle and off-highway markets, and the Europe commercial vehicle and automotive markets.  We anticipate consolidated year-over-year sales to increase 3 to 8 percent and diluted earnings per share to be in the range of $0.50 to $0.60, excluding Europe restructuring costs.

Forward-Looking Statements

This report, including, but not limited to, the discussion under “Outlook” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.  Other risks and uncertainties include, but are not limited to, the following:

Operational Risks:

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•
The overall health of our customers in light of continuing broad economic and market-specific challenges and the potential impact on us from any deterioration in the stability or performance of any of our customers;

•	The impact of operational inefficiencies as a result of program launches and product transfers;

•
Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers;

•	Costs and other effects of the remediation of environmental contamination;

•	Our ability to obtain and retain profitable business in our Asia segment, and in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties, including unanticipated program launch challenges and warranty claims;

•
Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•
Economic, social and political conditions, changes and challenges in the markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations (particularly the value of the euro and Brazilian real relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery of certain markets in China, Brazil and the United Kingdom and the remaining economic uncertainties in the European Union;

•	The impact of increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•
The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently and meet our long-term commitments in the event of any renewed disruption in or unexpected tightening of the credit markets or extended recessionary conditions in the global economy; and

•	Our ability to realize future tax benefits in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.  The Company’s market risks have not materially changed since the fiscal 2013 Form 10-K was filed.

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2013.

Changes In Internal Control Over Financial Reporting

During the first quarter of fiscal 2014, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	—	—	—	—

May 1 – May 31, 2013	—	—	—	—

June 1 – June 30, 2013	46,879 (1)	$10.14	—	—

Total	46,879 (1)	$10.14	—	—

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock awards. These shares are held as treasury shares.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws, as amended	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 18, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  August 1, 2013

* Executing as both the principal financial officer and a duly authorized officer of the Company