Form 10-Q
period 2013-09-30
MODINE MANUFACTURING CO
filed 2013-10-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,574,899 at October 25, 2013.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2013 and 2012
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net sales	$364.2	$339.9	$740.0	$690.3
Cost of sales	307.0	287.4	620.9	586.1
Gross profit	57.2	52.5	119.1	104.2
Selling, general and administrative expenses	46.0	41.3	88.4	84.5
Restructuring expenses	0.6	1.3	1.1	5.9
Impairment charges	-	16.7	-	16.7
Operating income (loss)	10.6	(6.8)	29.6	(2.9)
Interest expense	(3.2)	(3.4)	(6.2)	(6.4)
Other income (expense) – net	-	0.2	(0.5)	0.3
Earnings (loss) from continuing operations before income taxes	7.4	(10.0)	22.9	(9.0)
Provision for income taxes	(2.4)	(1.9)	(7.3)	(3.9)
Earnings (loss) from continuing operations	5.0	(11.9)	15.6	(12.9)
Earnings from discontinued operations, net of income taxes	-	-	-	0.1
Net earnings (loss)	5.0	(11.9)	15.6	(12.8)
Net earnings attributable to noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.6)
Net earnings (loss) attributable to Modine	$4.6	$(12.2)	$14.6	$(13.4)

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.10	$(0.26)	$0.31	$(0.29)
Diluted	$0.10	$(0.26)	$0.31	$(0.29)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.10	$(0.26)	$0.31	$(0.29)
Diluted	$0.10	$(0.26)	$0.31	$(0.29)

Weighted average shares outstanding:
Basic	46.8	46.6	46.8	46.6
Diluted	47.6	46.6	47.4	46.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2013 and 2012
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net earnings (loss)	$5.0	$(11.9)	$15.6	$(12.8)
Other comprehensive income (loss):
Foreign currency translation	10.2	5.2	5.9	(13.8)
Defined benefit plans	1.2	0.8	2.5	1.8
Cash flow hedges	0.1	0.9	0.2	1.7
Total other comprehensive income (loss)	11.5	6.9	8.6	(10.3)

Comprehensive income (loss)	16.5	(5.0)	24.2	(23.1)
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.6)
Comprehensive income (loss) attributable to Modine	$16.1	$(5.3)	$23.2	$(23.7)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and March 31, 2013
(In millions, except per share amounts)
(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$59.9	$23.8
Trade accounts receivable – net	207.3	194.5
Inventories	115.0	118.8
Other current assets	91.9	61.9
Total current assets	474.1	399.0
Property, plant and equipment – net	349.3	355.9
Investment in affiliate	3.5	3.3
Intangible assets – net	8.0	8.3
Goodwill	28.6	28.7
Other noncurrent assets	33.9	23.6
Total assets	$897.4	$818.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$36.9	$30.6
Long-term debt – current portion	1.1	0.5
Accounts payable	145.6	150.7
Accrued compensation and employee benefits	58.1	51.2
Other current liabilities	86.2	47.1
Total current liabilities	327.9	280.1
Long-term debt	131.4	132.5
Deferred income taxes	8.5	8.6
Pensions	104.7	108.0
Postretirement benefits	6.6	6.7
Other noncurrent liabilities	24.4	14.6
Total liabilities	603.5	550.5
Commitments and contingencies (see Note 17)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.2 million and 47.8 million shares	30.1	29.9
Additional paid-in capital	173.3	171.2
Retained earnings	222.2	207.6
Accumulated other comprehensive loss	(119.8)	(128.4)
Treasury stock, at cost, 0.7 million and 0.6 million shares	(15.2)	(14.6)
Total Modine shareholders' equity	290.6	265.7
Noncontrolling interest	3.3	2.6
Total equity	293.9	268.3
Total liabilities and equity	$897.4	$818.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2013 and 2012
(In millions)
(Unaudited)

	Six months ended September 30,
	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$15.6	$(12.8)
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	31.7	28.2
Insurance proceeds from Airedale fire	6.5	-
Impairment charges	-	16.7
Other – net	3.7	6.3
Net changes in operating assets and liabilities	(8.5)	(11.6)
Net cash provided by operating activities	49.0	26.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(21.4)	(20.7)
Insurance proceeds from Airedale fire	1.4	-
Acquisition – net of cash acquired	-	(4.9)
Other – net	2.8	(1.7)
Net cash used for investing activities	(17.2)	(27.3)

Cash flows from financing activities:
Borrowings of debt	120.4	61.9
Repayments of debt	(115.3)	(62.7)
Financing fees paid	(0.9)	-
Dividend paid to noncontrolling interest	(0.5)	-
Other – net	(0.6)	-
Net cash provided by (used for) financing activities	3.1	(0.8)

Effect of exchange rate changes on cash	1.2	(0.5)
Net increase (decrease) in cash and cash equivalents	36.1	(1.8)

Cash and cash equivalents at beginning of period	23.8	31.4
Cash and cash equivalents at end of period	$59.9	$29.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or “the Company”) for the fiscal year ended March 31, 2013.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2013.

Out of period adjustments:  During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment which related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which overstated pre-tax earnings by $0.5 million in the first quarter of fiscal 2013.  The Company does not believe that the impact of these errors is material to its financial statements for any prior periods, to the three or six months ended September 30, 2013, or its projected full year financial results for fiscal 2014.

New accounting pronouncement:  In February 2013, the FASB issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in accumulated other comprehensive income.  In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income within the respective line items of the consolidated statement of operations.  The Company adopted this guidance in the first quarter of fiscal 2014.  See Note 18 for additional information.

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  Airedale’s financial results are reported within the Company’s Commercial Products segment. There were no injuries caused by the fire.  The Rawdon facility was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the Company to temporarily suspend manufacturing and certain administrative operations at the Rawdon site; however, the Company is currently in the initial stages of planning for the reconstruction of the facility and has secured a temporary production facility.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and expenses that are directly attributable to the fire.  In the second quarter of fiscal 2014, the Company recorded expenses of $0.5 million, primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance, and the Company received an advance of $7.9 million from its insurance provider for covered losses.  Also in the second quarter of fiscal 2014, the Company wrote-off inventory of $4.7 million and equipment with a net book value of $1.4 million, and incurred costs directly attributable to the fire totaling $1.7 million.  These losses and costs, which totaled $7.8 million, were recorded in the same statement of operations line item as the related insurance recovery.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility, and the Company has estimated the cost of this reconstruction to be approximately $50.0 million.  Because it is probable that the costs to rebuild the facility will be covered by the Company’s insurance provider, the Company has recorded a liability of $50.0 million ($40.0 million within other current liabilities and $10.0 million within other noncurrent liabilities) and a corresponding receivable from the insurance provider for $50.0 million ($40.0 million within other current assets and $10.0 million within other noncurrent assets).  The Company expects to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter in which such reimbursements are realized. It is possible that the insurance reimbursements for lost profits related to fiscal 2014 may not be realized until fiscal 2015.

Note 3: Acquisitions

On July 25, 2012, the Company completed the acquisition of Geofinity Manufacturing of Surrey, British Columbia for cash consideration of $4.9 million, net of cash acquired.  This acquisition, which is included in the Commercial Products segment, provided Modine with a product line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  Acquired assets and liabilities assumed were recorded at their respective fair values.  The purchase price allocation resulted in acquired technology of $3.5 million, working capital net assets of $0.6 million, and goodwill of $0.8 million.  Acquired technology consisted of a fully developed product line, technical processes, and intellectual property, and is being amortized over ten years.

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

Note 4: Fair Value Measurements

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

Trading securities:  Trading securities held by the Company, which are included within other noncurrent assets, are investments maintained in a deferred compensation trust to fund future obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are determined based on quoted prices from active markets and are classified within Level 1 of the valuation hierarchy.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Derivative financial instruments:  As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include foreign currency exchange contracts and commodity derivatives.  These instruments are not exchange traded and are customized over-the-counter derivative transactions.  These derivative exposures are with counterparties that have long-term credit ratings of BBB – or better. The Company measures fair value assuming that the unit of account is an individual derivative transaction and those derivatives are sold or transferred on a stand-alone basis.  The Company estimates the fair value of these derivative instruments based on dealer quotes.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

Deferred compensation obligation:  The fair value of the Company’s deferred compensation obligations is recorded at the fair value of the investments held by the deferred compensation trust.  As described above, the fair values of the related trading securities are determined based on quoted prices from active markets and are classified within Level 1 of the valuation hierarchy.

The carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt is disclosed in Note 15.

At September 30, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.6	$-	$-	$2.6
Derivative financial instruments	-	0.2	-	0.2
Total assets	$2.6	$0.2	$-	$2.8

Liabilities:
Derivative financial instruments	$-	$0.6	$-	$0.6
Deferred compensation obligations	2.6	-	-	2.6
Total liabilities	$2.6	$0.6	$-	$3.2

At March 31, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.3	$-	$-	$2.3
Total assets	$2.3	$-	$-	$2.3

Liabilities:
Derivative financial instruments	$-	$1.4	$-	$1.4
Deferred compensation obligations	2.3	-	-	2.3
Total liabilities	$2.3	$1.4	$-	$3.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 5: Pension and Postretirement Benefits

During the three months ended September 30, 2013 and 2012, the Company contributed $1.8 million and $2.6 million, respectively, to its U.S. pension plans.  During the six months ended September 30, 2013 and 2012, the Company contributed $3.4 million and $4.8 million, respectively, to its U.S. pension plans.  Costs for Modine's pension and postretirement benefit plans included the following components:

	Three months ended September 30,				Six months ended September 30,
	Pension		Postretirement		Pension		Postretirement
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$0.2	$0.2	$-	$-	$0.3	$0.3	$-	$-
Interest cost	3.3	3.4	-	0.1	6.5	6.7	0.1	0.2
Expected return on plan assets	(4.0)	(4.0)	-	-	(7.9)	(8.0)	-	-
Amortization of:
Unrecognized net loss	1.5	1.2	-	-	3.1	2.5	-	-
Unrecognized prior service credit	-	-	(0.3)	(0.4)	-	-	(0.6)	(0.8)
Net periodic benefit cost (income)	$1.0	$0.8	$(0.3)	$(0.3)	$2.0	$1.5	$(0.5)	$(0.6)

Note 6: Stock-Based Compensation

The Company’s stock-based incentive plans for employees consist of the following: (1) a discretionary equity program for management and other key employees, and (2) a long-term incentive compensation program for officers and key executives that consists of stock option and restricted stock components granted for retention and performance. In addition, stock options and stock awards may be granted to non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  Modine recognized stock-based compensation cost of $0.7 million for both of the three month periods ended September 30, 2013 and 2012.  Modine recognized stock-based compensation cost of $1.6 million for both of the six month periods ended September 30, 2013 and 2012.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2014 is based on a target three-year average consolidated return on average capital employed, three-year average revenue growth, and Asia segment operating income at the end of the three-year performance period.

The fair market value of stock-based compensation awards granted during the six months ended September 30, 2013 and 2012 were as follows:

	Six months ended September 30,
	2013		2012
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.2	$7.76	0.2	$4.26
Restricted stock - retention	0.3	$10.40	0.4	$5.80
Restricted stock - performance based	0.2	$10.40	0.4	$5.75

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following assumptions were used in determining fair value for stock options:

	Six months ended September 30,
	2013	2012
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.3%	0.9%
Expected volatility of the Company's stock	88.7%	87.4%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2013, the total remaining unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the weighted average remaining service periods, were as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$1.8	2.8
Restricted stock - retention	4.8	3.1
Restricted stock - performance based	2.5	2.3
Total	$9.1	2.8

Note 7: Restructuring and Impairment Charges

During fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company’s actions included exiting certain non-core product lines based on its global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The Company is continuing to evaluate additional restructuring actions in the Europe segment. The restructuring is designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway, and engine product markets, while improving gross margin and return on average capital employed.

Since the commencement of the Europe segment restructuring, the Company has recorded $24.1 million of asset impairment charges, $15.6 million of employee severance costs, primarily related to headcount reductions at the segment headquarters and a manufacturing facility, and $6.8 million of repositioning expenses, primarily related to accelerated depreciation for production equipment that will no longer be used because of manufacturing process changes at a facility in Germany and equipment transfer costs.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Three months ended September 30,
	2013	2012
Balance, July 1	$11.4	$4.3
Additions	0.5	1.1
Payments	(1.6)	(0.8)
Effect of exchange rate changes	0.4	0.1
Balance, September 30	$10.7	$4.7

	Six months ended September 30,
	2013	2012
Balance, April 1	$11.6	$-
Additions	0.8	5.6
Payments	(2.2)	(1.0)
Effect of exchange rate changes	0.5	0.1
Balance, September 30	$10.7	$4.7

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Employee severance and related benefits	$0.5	$1.1	$0.8	$5.6
Accelerated depreciation	2.1	-	4.3	-
Other repositioning costs	0.1	0.2	0.3	0.3
Total restructuring and repositioning expenses	$2.7	$1.3	$5.4	$5.9

Total restructuring and repositioning costs were recorded in the consolidated statement of operations for the three and six months ended September 30, 2013 as follows: $2.1 million and $4.3 million was recorded within cost of sales, respectively, and $0.6 million and $1.1 million was recorded as restructuring expenses, respectively.  Total restructuring and other repositioning costs were recorded in the consolidated statement of operations for the three and six months ended September 30, 2012 as restructuring expenses.

In the second quarter of fiscal 2013, the Company recorded asset impairment charges of $16.7 million to reduce the carrying values of certain facilities held for sale in the Europe and North America segments to their estimated fair values, less costs to sell.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Equity in earnings (loss) of non-consolidated affiliate	$0.2	$(0.1)	$0.4	$0.1
Interest income	0.1	0.1	0.2	0.3
Foreign currency transactions	(0.3)	0.1	(1.1)	(0.2)
Other non-operating income - net	-	0.1	-	0.1
Total other income (expense) - net	$-	$0.2	$(0.5)	$0.3

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Note 9: Income Taxes

For the three months ended September 30, 2013 and 2012, the Company’s effective income tax rate was 32.4 percent and (19.0) percent, respectively.  For the six months ended September 30, 2013 and 2012, the Company’s effective income tax rate was 31.9 percent and (43.3) percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and six months ended September 30, 2013 as compared to the prior year periods were increases in the valuation allowance for certain foreign jurisdictions, for which no benefit is recognized, and the changing mix of foreign and domestic earnings.  During the three and six months ended September 30, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S. and certain foreign jurisdictions as it is more likely than not that these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  It is possible that in late fiscal 2014 or in fiscal 2015, the U.S. taxing jurisdiction will no longer be in a cumulative three-year loss position, thereby removing significant negative evidence concerning the valuation allowance.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. For the six months ended September 30, 2013, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is also forecasting pre-tax earnings for the full fiscal year.  As such, the U.S. taxing jurisdiction is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in certain foreign locations are excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the full fiscal year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At September 30, 2013, the Company was engaged in an income tax examination by the German taxing authority covering fiscal years 2006 through 2010.  The Austrian taxing authority completed its examination of fiscal years 2009 through 2011 during the second quarter of fiscal 2014.  The Company has not been notified of any other tax examinations covering open periods.  During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $6.9 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Earnings (loss) from continuing operations	$5.0	$(11.9)	$15.6	$(12.9)
Less: Net earnings attributable to noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.6)
Earnings (loss) from continuing operations attributable to Modine	4.6	(12.2)	14.6	(13.5)
Less: Undistributed earnings attributable to unvested shares	-	-	(0.1)	-
Earnings (loss) from continuing operations available to Modine shareholders	4.6	(12.2)	14.5	(13.5)
Earnings from discontinued operations	-	-	-	0.1
Net earnings (loss) available to Modine shareholders	$4.6	$(12.2)	$14.5	$(13.4)

Weighted average shares outstanding - basic	46.8	46.6	46.8	46.6
Effect of dilutive securities	0.8	-	0.6	-
Weighted average shares outstanding - diluted	47.6	46.6	47.4	46.6

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.10	$(0.26)	$0.31	$(0.29)
Earnings per share - discontinued operations	-	-	-	-
Net earnings (loss) per share - basic	$0.10	$(0.26)	$0.31	$(0.29)

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.10	$(0.26)	$0.31	$(0.29)
Earnings per share - discontinued operations	-	-	-	-
Net earnings (loss) per share - diluted	$0.10	$(0.26)	$0.31	$(0.29)

For the three and six months ended September 30, 2012, the total number of potential dilutive securities was 0.2 million and 0.3 million, respectively.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.  For the three and six months ended September 30, 2013, the calculation of diluted earnings per share excluded 0.7 million stock options because they were anti-dilutive.  For the three and six months ended September 30, 2012, the calculation of diluted earnings per share excluded 1.3 million stock options because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Inventories

Inventories consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials and work in process	$83.2	$88.1
Finished goods	31.8	30.7
Total inventories	$115.0	$118.8

Note 12: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2013	March 31, 2013
Gross property, plant and equipment	$1,061.4	$1,033.1
Accumulated depreciation	(712.1)	(677.2)
Net property, plant and equipment	$349.3	$355.9

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

		South	Commercial
	Asia	America	Products	Total

Goodwill, March 31, 2013	$0.5	$12.2	$16.0	$28.7
Fluctuations in foreign currency	-	(1.0)	0.9	(0.1)
Goodwill, September 30, 2013	$0.5	$11.2	$16.9	$28.6

Intangible assets consisted of the following:

	September 30, 2013			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Tradenames	$9.9	$(5.2)	$4.7	$9.6	$(4.7)	$4.9
Acquired technology	3.5	(0.2)	3.3	3.5	(0.1)	3.4
Total intangible assets	$13.4	$(5.4)	$8.0	$13.1	$(4.8)	$8.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Amortization expense for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.1 million, respectively. Amortization expense for the six months ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively. Estimated future amortization expense is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2014	$0.4
2015	1.1
2016	1.2
2017	1.3
2018	1.3
2019 & Beyond	2.7

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2013	2012

Balance, July 1	$12.3	$10.5
Accruals for warranties issued	1.0	1.4
Accruals related to pre-existing warranties	-	1.7
Settlements	(4.2)	(1.4)
Effect of exchange rate changes	0.2	0.1
Balance, September 30	$9.3	$12.3

	Six months ended September 30,
	2013	2012

Balance, April 1	$12.6	$11.4
Accruals for warranties issued	2.4	2.7
Accruals related to pre-existing warranties	2.5	1.2
Settlements	(8.2)	(2.8)
Effect of exchange rate changes	-	(0.2)
Balance, September 30	$9.3	$12.3

Note 15: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  In August 2013, the Company entered into a $175.0 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced the Company’s then-existing $145.0 million revolving credit facility which would have expired in August 2014.  Borrowings under the credit agreement bear interest at a variable rate based on LIBOR plus 125 to 225 basis points depending upon the Company’s leverage ratio, defined below.  At September 30, 2013 and March 31, 2013, the Company had no borrowings outstanding under its revolving credit facilities. At September 30, 2013, domestic letters of credit totaled $8.0 million, resulting in available borrowings under the Company’s domestic revolving credit facility of $167.0 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company also maintains credit agreements for its foreign subsidiaries with outstanding short-term borrowings at September 30, 2013 and March 31, 2013 of $36.9 million and $30.6 million, respectively. At September 30, 2013, the Company’s foreign unused lines of credit in Europe, Brazil, China, and India totaled $48.0 million. In aggregate, the Company had total available lines of credit of $215.0 million at September 30, 2013.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under the Company’s primary debt agreements in the U.S., the Company is subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a certain portion of the Company’s cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBIDTA”).  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBIDTA of at least three times consolidated interest expense. The Company was in compliance with its debt covenants as of September 30, 2013.

The fair value of long-term debt is estimated using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2013 and March 31, 2013, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $138.0 million and $139.0 million at September 30, 2013 and March 31, 2013, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 16: Derivatives Instruments

Modine uses derivative financial instruments from time to time, as a tool to manage certain financial risks.  Leveraged derivatives are prohibited by Company policy. Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in the fair value of the derivative financial instruments depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into beginning in fiscal 2013 for hedge accounting. Accordingly, unrealized gains and losses on those contracts are recorded within cost of sales. The Company designated contracts entered into prior to fiscal 2013 for hedge accounting. Accordingly, the amounts recorded in accumulated other comprehensive (loss) income (“AOCI”) related to those contracts will remain in AOCI until the underlying purchases of aluminum and copper impact earnings.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2013	March 31, 2013
Derivative instruments:
Commodity derivatives	Other current assets	$0.2	$-
Foreign exchange contracts	Other current liabilities	-	0.1
Commodity derivatives	Other current liabilities	0.5	1.2
Commodity derivatives	Other noncurrent liabilities	0.1	0.1

The amounts recorded in AOCI and in the consolidated statement of operations for all of the Company’s derivative financial instruments were as follows:

			Three months ended		Six months ended
			September 30, 2013		September 30, 2013
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total (Gain) Loss Recognized in Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$0.3	Cost of sales	$0.1	$(0.1)	$0.2	$0.2
Foreign exchange contracts	-	Other expense - net	-	0.1	-	(0.2)
Total	$0.3		$0.1	$-	$0.2	$-

			Three months ended		Six months ended
			September 30, 2012		September 30, 2012
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss Recognized in Continuing Operations	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$1.4	Cost of sales	$1.0	$-	$1.7	$2.7
Foreign exchange contracts	-	Other expense - net	-	0.1	-	(0.3)
Total	$1.4		$1.0	$0.1	$1.7	$2.4

Note 17: Contingencies and Litigation

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.1 million and $5.2 million at September 30, 2013 and March 31, 2013, respectively.  As additional information becomes available, any potential liability related to these matters will be assessed and the estimated accrual will be revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

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

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Three months ended September 30, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, June 30, 2013	$13.5	$(1.0)	$(143.8)	$(131.3)

Other comprehensive income before reclassifications	10.2	-	-	10.2
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.5	1.5
Amortization of unrecognized prior service credit (a)	-	-	(0.3)	(0.3)
Commodity derivatives (b)	-	0.1	-	0.1
Total other comprehensive income	10.2	0.1	1.2	11.5

Balance, September 30, 2013	$23.7	$(0.9)	$(142.6)	$(119.8)

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Six months ended September 30, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2013	$17.8	$(1.1)	$(145.1)	$(128.4)

Other comprehensive income before reclassifications	5.9	-	-	5.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	3.1	3.1
Amortization of unrecognized prior service credit (a)	-	-	(0.6)	(0.6)
Commodity derivatives (b)	-	0.2	-	0.2
Total other comprehensive income	5.9	0.2	2.5	8.6

Balance, September 30, 2013	$23.7	$(0.9)	$(142.6)	$(119.8)

(a) Amounts are included in the calculation of net periodic benefit cost.  See Note 5 for additional information.
(b) Reclassifications for commodity derivatives are included in cost of sales.

Note 19: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net sales:
North America	$146.0	$143.4	$294.7	$297.0
Europe	138.9	118.8	285.1	244.2
South America	31.8	34.2	66.2	65.4
Asia	16.2	13.8	34.5	29.6
Commercial Products	34.8	33.9	67.2	64.0
Segment total	367.7	344.1	747.7	700.2
Corporate and eliminations	(3.5)	(4.2)	(7.7)	(9.9)
Net sales	$364.2	$339.9	$740.0	$690.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
Gross profit:		% of sales		% of sales		% of sales		% of sales
North America	$25.0	17.1%	$18.5	12.9%	$50.5	17.1%	$42.1	14.2%
Europe	14.7	10.6%	17.8	15.0%	34.0	11.9%	32.5	13.3%
South America	5.8	18.2%	5.8	16.9%	11.9	18.0%	10.5	16.1%
Asia	1.8	10.7%	-	0.2%	4.1	11.8%	0.4	1.5%
Commercial Products	9.8	28.1%	10.1	29.9%	18.3	27.2%	18.0	28.2%
Segment gross profit	57.1	15.5%	52.2	15.2%	118.8	15.9%	103.5	14.8%
Corporate and eliminations	0.1	-	0.3	-	0.3	-	0.7	-
Gross profit	$57.2	15.7%	$52.5	15.5%	$119.1	16.1%	$104.2	15.1%

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Operating income (loss):
North America	$11.7	$6.9	$26.0	$20.7
Europe	3.3	(12.2)	11.3	(14.7)
South America	2.5	4.3	5.1	5.0
Asia	(1.1)	(2.3)	(1.4)	(4.6)
Commercial Products	1.2	2.6	2.2	3.6
Segment total	17.6	(0.7)	43.2	10.0
Corporate and eliminations	(7.0)	(6.1)	(13.6)	(12.9)
Operating income (loss)	$10.6	$(6.8)	$29.6	$(2.9)

	September 30, 2013	March 31, 2013
Total assets:
North America	$214.2	$218.3
Europe	353.2	332.2
South America	85.2	91.8
Asia	91.6	91.3
Commercial Products	131.1	73.7
Corporate and eliminations	22.1	11.5
Total assets	$897.4	$818.8

Segment operating income for fiscal 2013 has been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment.  For the three and six months ended September 30, 2012, the impact was $2.3 million and $4.6 million, respectively. There was no impact on the total Company financial results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2013 is the second quarter of fiscal 2014.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2014 increased $24.3 million from the second quarter of fiscal 2013 as sales increased in all segments, except South America, which was unfavorably impacted by foreign currency exchange rate changes.  Gross profit and gross margin each increased due to sales volume improvements and favorable material costs.  Selling, general and administrative (“SG&A”) expenses increased in the second quarter of fiscal 2014 compared to the same period in the prior year primarily due to higher compensation-related expenses in the current year and the reversal of an acquisition-related liability, which reduced SG&A expenses in the prior year.  No asset impairments occurred in the second quarter of fiscal 2014, compared to $16.7 million of asset impairment charges in the second quarter of fiscal 2013.  Earnings from continuing operations were $5.0 million during the second quarter of fiscal 2014 compared to a loss from continuing operations of $11.9 million in the prior year.

Year-To-Date Highlights:  Net sales in the first six months of fiscal 2014 increased $49.7 million from the first six months of fiscal 2013, primarily due to increased sales volume within the automotive and commercial vehicle markets.  Gross profit and gross margin each increased due to sales volume improvements and favorable material costs year over year.  SG&A expenses increased in fiscal 2014, yet decreased as a percentage of sales. The first six months of fiscal 2014 benefited from lower employee severance costs associated with our Europe restructuring program and no asset impairment charges.  Earnings from continuing operations of $15.6 million represented a significant improvement compared to a loss from continuing operations of $12.9 million during the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated financial results on a comparative basis for the three and six months ended September 30, 2013 and 2012:

	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$364.2	100.0%	$339.9	100.0%	$740.0	100.0%	$690.3	100.0%
Cost of sales	307.0	84.3%	287.4	84.5%	620.9	83.9%	586.1	84.9%
Gross profit	57.2	15.7%	52.5	15.5%	119.1	16.1%	104.2	15.1%
Selling, general and administrative expenses	46.0	12.6%	41.3	12.2%	88.4	11.9%	84.5	12.2%
Restructuring expenses	0.6	0.2%	1.3	0.4%	1.1	0.2%	5.9	0.9%
Impairment charges	-	-	16.7	4.9%	-	-	16.7	2.4%
Operating income (loss)	10.6	2.9%	(6.8)	-2.0%	29.6	4.0%	(2.9)	-0.4%
Interest expense	(3.2)	-0.9%	(3.4)	-1.0%	(6.2)	-0.8%	(6.4)	-0.9%
Other income (expense) – net	-	-	0.2	-	(0.5)	-0.1%	0.3	-
Earnings (loss) from continuing operations before income taxes	7.4	2.0%	(10.0)	-3.0%	22.9	3.1%	(9.0)	-1.3%
Provision for income taxes	(2.4)	-0.6%	(1.9)	-0.5%	(7.3)	-1.0%	(3.9)	-0.6%
Earnings (loss) from continuing operations	$5.0	1.4%	$(11.9)	-3.5%	$15.6	2.1%	$(12.9)	-1.9%

The Company’s financial results for the second quarter of fiscal 2014 include a $0.6 million ($0.5 million after-tax) out-of-period adjustment related to a customer pricing error.  In addition, the prior year financial results include a $0.5 million out-of-period adjustment related to certain commodity hedges recorded during the first quarter of fiscal 2013.  See Note 1 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Comparison of Three Months Ended September 30, 2013 and 2012

Second quarter net sales of $364.2 million were $24.3 million, or 7.1 percent, higher than the second quarter of last year, primarily driven by a $20.1 million sales increase in our Europe segment.  In addition, net sales in our North America, Asia, and Commercial Products segments increased as compared to the prior year, while South America segment sales decreased as compared to the prior year.

Second quarter gross profit increased $4.7 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.  Gross margin increased 20 basis points from 15.5 percent in the second quarter of fiscal 2013 to 15.7 percent in the second quarter of fiscal 2014, primarily due to sales volume improvements and lower material costs, partially offset by $2.1 million of accelerated depreciation for production equipment that will no longer be used because of manufacturing process changes at a facility in Germany.

SG&A expenses increased $4.7 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014 and increased 40 basis points as a percentage of sales to 12.6 percent.  The increase was driven primarily by higher compensation-related expenses in the current year, the reversal of a $2.0 million acquisition-related liability, which reduced SG&A expenses in the prior year, and $0.5 million of costs directly related to the Airedale fire.

Restructuring expenses and impairment charges decreased $0.7 million and $16.7 million, respectively, from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.  During the second quarter of fiscal 2013, we recorded $16.7 million of impairment charges related to facilities held for sale in our Europe and North America segments.  Restructuring expenses in the second quarters of fiscal 2014 and fiscal 2013 were primarily due to employee severance costs related to our Europe restructuring program.

Operating income of $10.6 million in the second quarter of fiscal 2014 represented a $17.4 million improvement from the operating loss of $6.8 million in the second quarter of fiscal 2013.  This improvement was primarily due to the absence of impairment charges in the second quarter of fiscal 2014 and higher gross profit on increased sales volume, partially offset by higher SG&A expenses.

Provision for income taxes increased $0.5 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014, primarily due to increased pre-tax earnings in certain foreign jurisdictions.

Comparison of Six Months Ended September 30, 2013 and 2012

Fiscal 2014 year-to-date net sales of $740.0 million were $49.7 million, or 7.2 percent, higher than $690.3 million of net sales in the same period last year, primarily driven by a $40.9 million sales increase in our Europe segment.

Fiscal 2014 year-to-date gross profit of $119.1 million increased $14.9 million from the same period last year.  Gross margin increased 100 basis points to 16.1 percent in the first six months of fiscal 2014 from 15.1 percent in the first six months of fiscal 2013.  The increases in gross profit and gross margin were primarily due to sales volume improvements and lower material costs, partially offset by $4.3 million of accelerated depreciation for production equipment that will no longer be used because of manufacturing process changes at a facility in Germany.

Fiscal 2014 year-to-date SG&A expenses increased $3.9 million from the same period last year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses in the first six months of the current year, the reversal of a $2.0 million acquisition-related liability, which reduced SG&A expenses in the prior year, and $0.5 million of costs directly related to the Airedale fire.  As a percentage of sales, SG&A expenses decreased 30 basis points to 11.9 percent in the first six months of fiscal 2014.

Restructuring expenses decreased $4.8 million from the first six months of fiscal 2013 to the first six months of fiscal 2014, primarily due to lower employee severance costs related to our Europe restructuring program.

During the second quarter of fiscal 2013, impairment charges of $16.7 million were recorded to reduce the carrying value of assets held for sale to their estimated fair value in the Europe and North America segments.

Operating income of $29.6 million during the first six months of fiscal 2014 represented a $32.5 million improvement from the same period last year.  This improvement was primarily due to lower restructuring and impairment charges and higher gross profit on increased sales volume, partially offset by higher SG&A expenses.

Provision for income taxes increased $3.4 million from the first six months of fiscal 2013 to the first six months of fiscal 2014, primarily due to increased pre-tax earnings in certain foreign jurisdictions.

SEGMENT RESULTS OF OPERATIONS

Segment financial results for fiscal 2013 have been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment.  For the three and six months ended September 30, 2012, the impact was $2.3 million and $4.6 million, respectively. There was no impact on the total Company financial results.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2013 and 2012:

North America
	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$146.0	100.0%	$143.4	100.0%	$294.7	100.0%	$297.0	100.0%
Cost of sales	121.0	82.9%	124.9	87.1%	244.2	82.9%	254.9	85.8%
Gross profit	25.0	17.1%	18.5	12.9%	50.5	17.1%	42.1	14.2%
Selling, general and administrative expenses	13.3	9.1%	10.6	7.5%	24.5	8.3%	20.4	6.9%
Impairment charges	-	-	1.0	0.7%	-	-	1.0	0.3%
Operating income	$11.7	8.0%	$6.9	4.7%	$26.0	8.8%	$20.7	7.0%

Comparison of Three Months Ended September 30, 2013 and 2012

North America net sales increased $2.6 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014, primarily due to higher sales to automotive, specialty vehicle, and commercial vehicle customers and higher tooling sales, partially offset by decreased sales to off-highway customers as economic conditions in this market remained relatively weak.  Gross margin increased 420 basis points to 17.1 percent, primarily as a result of lower material and warranty costs.  SG&A expenses increased $2.7 million, primarily due to higher compensation-related expenses and lower prototype and testing recoveries.  In the second quarter of fiscal 2013, we recorded asset impairment charges totaling $1.0 million related to two idle facilities.  Operating income increased $4.8 million to $11.7 million during the second quarter of fiscal 2014, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2013 and 2012

North America year-to-date net sales decreased $2.3 million from the same period last year, primarily due to lower sales to off-highway customers as economic conditions in this market remained relatively weak, partially offset by increased sales to automotive and specialty vehicle customers.  Gross margin increased 290 basis points to 17.1 percent during the first six months of fiscal 2014, primarily due to lower material costs.  SG&A expenses increased $4.1 million, primarily due to higher compensation-related expenses and lower prototype and testing recoveries.  Operating income increased $5.3 million to $26.0 million, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Europe
	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$138.9	100.0%	$118.8	100.0%	$285.1	100.0%	$244.2	100.0%
Cost of sales	124.2	89.4%	101.0	85.0%	251.1	88.1%	211.7	86.7%
Gross profit	14.7	10.6%	17.8	15.0%	34.0	11.9%	32.5	13.3%
Selling, general and administrative expenses	10.8	7.8%	13.0	10.9%	21.6	7.6%	25.6	10.4%
Restructuring expenses	0.6	0.4%	1.3	1.1%	1.1	0.4%	5.9	2.4%
Impairment charges	-	-	15.7	13.3%	-	-	15.7	6.5%
Operating income (loss)	$3.3	2.4%	$(12.2)	-10.3%	$11.3	4.0%	$(14.7)	-6.0%

Comparison of Three Months Ended September 30, 2013 and 2012

Europe net sales increased $20.1 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014, primarily as a result of higher sales volume to commercial vehicle and automotive customers, higher tooling sales, and a $7.6 million favorable impact of foreign currency exchange rate changes. Gross profit decreased $3.1 million and gross margin declined to 10.6 percent, primarily due to a $5.0 million favorable customer pricing settlement in the prior year, $2.1 million of accelerated depreciation for production equipment that will no longer be used because of manufacturing process changes at a facility in Germany and higher scrap costs, partially offset by higher sales volume and improved customer mix. No additional accelerated depreciation is expected for the remainder of fiscal 2014.  SG&A expenses decreased $2.2 million in the second quarter of fiscal 2014, primarily due to the favorable impact of restructuring actions completed to date and increased prototype and testing recoveries, partially offset by a $0.6 million unfavorable impact of foreign currency exchange rate changes. Restructuring expenses decreased $0.7 million in the second quarter of fiscal 2014 compared to the second quarter of the prior year, primarily due to lower employee severance costs related to our Europe restructuring program.  Operating income of $3.3 million in the second quarter of fiscal 2014 improved $15.5 million compared to the operating loss of $12.2 million in the second quarter of fiscal 2013, primarily due to the absence of asset impairment charges in fiscal 2014 related to facilities held for sale.

Comparison of Six Months Ended September 30, 2013 and 2012

Europe year-to-date net sales increased $40.9 million from the same period in the prior year, primarily due to higher sales volume to commercial vehicle and automotive customers, higher tooling sales, and a $10.2 million favorable impact of foreign currency exchange rate changes. Gross profit increased $1.5 million, while gross margin decreased to 11.9 percent compared to the prior year.  The decline in gross margin was primarily due to a $5.0 million favorable customer pricing settlement in the prior year, $4.3 million of accelerated depreciation for production equipment that will no longer be used because of manufacturing process changes at a facility in Germany, and higher scrap costs, partially offset by higher sales volume and improved customer mix. No additional accelerated depreciation is expected for the remainder of fiscal 2014. SG&A expenses decreased $4.0 million, primarily due to the favorable impact of restructuring actions completed to date and increased prototype and testing recoveries, partially offset by an $0.8 million unfavorable impact of foreign currency exchange rate changes.  Restructuring expenses decreased $4.8 million in the first six months of fiscal 2014, primarily due to lower employee severance costs related to our Europe restructuring program.  Operating income of $11.3 million in the first six months of fiscal 2014 improved $26.0 million compared to the operating loss of $14.7 million in the first six months of fiscal 2013, primarily due to the absence of asset impairment charges related to several assets held for sale and lower restructuring and SG&A expenses.

South America
	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$31.8	100.0%	$34.2	100.0%	$66.2	100.0%	$65.4	100.0%
Cost of sales	26.0	81.8%	28.4	83.1%	54.3	82.0%	54.9	83.9%
Gross profit	5.8	18.2%	5.8	16.9%	11.9	18.0%	10.5	16.1%
Selling, general and administrative expenses	3.3	10.4%	1.5	4.3%	6.8	10.3%	5.5	8.5%
Operating income	$2.5	7.8%	$4.3	12.6%	$5.1	7.7%	$5.0	7.6%

Comparison of Three Months Ended September 30, 2013 and 2012

South America net sales decreased $2.4 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.  The South America segment experienced improvement in both sales volume to commercial vehicle customers and pricing; however, these improvements were more than offset by a $4.1 million unfavorable impact of foreign currency exchange rate changes. Gross margin increased 130 basis points to 18.2 percent, primarily due to improved aftermarket pricing. SG&A expenses increased $1.8 million, primarily due to the reversal of a $2.0 million acquisition-related liability, which reduced SG&A expenses in the prior year.  Operating income decreased $1.8 million during the second quarter of fiscal 2014, primarily due to higher SG&A expenses.

Comparison of Six Months Ended September 30, 2013 and 2012

South America year-to-date net sales increased $0.8 million from the same period last year, primarily due to increased sales volume to commercial vehicle customers, partially offset by a $6.0 million unfavorable impact of foreign currency exchange rate changes. Gross margin increased 190 basis points to 18.0 percent, primarily due to improved aftermarket pricing.  SG&A expenses increased $1.3 million, primarily due to the reversal of a $2.0 million acquisition-related liability in the prior year, partially offset by a $0.6 million favorable impact of foreign currency exchange rate changes.   Operating income improved $0.1 million during the first six months of fiscal 2014 compared to the prior year.

Asia
	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$16.2	100.0%	$13.8	100.0%	$34.5	100.0%	$29.6	100.0%
Cost of sales	14.4	89.3%	13.8	99.8%	30.4	88.2%	29.2	98.5%
Gross profit	1.8	10.7%	-	0.2%	4.1	11.8%	0.4	1.5%
Selling, general and administrative expenses	2.9	17.6%	2.3	16.8%	5.5	15.9%	5.0	17.0%
Operating loss	$(1.1)	-6.9%	$(2.3)	-16.6%	$(1.4)	-4.1%	$(4.6)	-15.5%

Comparison of Three Months Ended September 30, 2013 and 2012

Asia net sales increased $2.4 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014, primarily due to higher sales volume, which was largely driven by new program launches to both off-highway and automotive customers. Gross profit increased $1.8 million and gross margin increased to 10.7 percent, primarily due to higher sales volume and ongoing cost control measures. SG&A expenses increased $0.6 million, primarily due to a $0.3 million increase in compensation-related expenses. The operating loss improved $1.2 million to $1.1 million in the second quarter of fiscal 2014 compared to the second quarter of the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2013 and 2012

Asia year-to-date net sales increased $4.9 million from the same period last year, primarily due to higher sales volume to off-highway and automotive customers. Gross profit increased $3.7 million and gross margin increased to 11.8 percent, primarily due to higher sales volume and ongoing cost control measures. SG&A expenses increased $0.5 million, primarily due to higher compensation-related expenses.  The year-to-date operating loss improved $3.2 million to $1.4 million in the first six months of fiscal 2014, primarily due to higher gross profit.

Commercial Products
	Three months ended September 30,				Six months ended September 30,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$34.8	100.0%	$33.9	100.0%	$67.2	100.0%	$64.0	100.0%
Cost of sales	25.0	71.9%	23.8	70.1%	48.9	72.8%	46.0	71.8%
Gross profit	9.8	28.1%	10.1	29.9%	18.3	27.2%	18.0	28.2%
Selling, general and administrative expenses	8.6	24.6%	7.5	22.1%	16.1	23.9%	14.4	22.6%
Operating income	$1.2	3.5%	$2.6	7.8%	$2.2	3.3%	$3.6	5.6%

Comparison of Three Months Ended September 30, 2013 and 2012

Commercial Products net sales increased $0.9 million from the second quarter of fiscal 2013 to the second quarter of fiscal 2014, primarily due to increased sales in the United Kingdom, despite the fire that halted production at our Airedale manufacturing facility on September 6, 2013.  Gross profit decreased $0.3 million and gross margin decreased 180 basis points to 28.1 percent, primarily due to unfavorable product mix.  SG&A expenses increased $1.1 million to $8.6 million, primarily due to $0.5 million of costs directly related to the Airedale fire and higher compensation-related expenses.  Operating income decreased $1.4 million during the second quarter of fiscal 2014, primarily due to higher SG&A expenses.

Comparison of Six Months Ended September 30, 2013 and 2012

Commercial Products year-to-date net sales increased $3.2 million from the same period last year, primarily due to increased chiller sales volume as economic conditions in the United Kingdom have improved compared to the prior year.  Sales in the first half of fiscal 2014 were negatively impacted by the fire that halted production at our Airedale manufacturing facility.  Gross profit increased $0.3 million, primarily due to higher sales volume, partially offset by unfavorable product mix which resulted in a decrease in gross margin of 100 basis points to 27.2 percent.  SG&A expenses increased $1.7 million to $16.1 million, primarily due to $0.5 million of costs directly related to the Airedale fire and higher compensation-related expenses.  Operating income decreased $1.4 million to $2.2 million in the first six months of fiscal 2014, primarily due to higher SG&A expenses.

Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to our Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  There were no injuries caused by the fire.  The Rawdon facility was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the temporary suspension of manufacturing and certain administrative operations at the Rawdon site; however, we are currently in the initial stages of planning for the reconstruction of the facility and have secured a temporary production facility.

We maintain insurance coverage for damage to the leased facility, equipment, inventory and other assets, business interruption and lost profits, and recovery related expenses caused by the fire.  We believe that reimbursement from our insurance provider is probable for substantially all losses and expenses that are directly attributable to the fire, other than the $0.5 million of charges in the second quarter of fiscal 2014 which primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance.  We expect to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter in which such reimbursements are realized; however, the timing of these reimbursements is difficult to forecast.  As a result, it is possible that insurance reimbursements for lost profits for fiscal 2014 may not be recognized in our financial statements until fiscal 2015. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at September 30, 2013 of $59.9 million and an available borrowing capacity of $215.0 million under lines of credit provided by banks in the United States and abroad.

In August 2013, we entered into a $175.0 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced our then-existing $145.0 million revolving credit facility which would have expired in August 2014.  Borrowings under the credit agreement bear interest at a variable rate based on LIBOR plus 125 to 225 basis points depending upon our leverage ratio.  At September 30, 2013, no borrowings were outstanding under our revolving credit facility. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information regarding our debt agreements.

Net cash provided by operating activities for the six months ended September 30, 2013 was $49.0 million, which was a $22.2 million increase from $26.8 million for the six months ended September 30, 2012.  This increase in operating cash flows was primarily due to increased operating income and the receipt of insurance recoveries from the Airedale fire.  Capital expenditures during the first six months of fiscal 2014 were $21.4 million compared to $20.7 million during the same period in fiscal 2013.

We expect to be reimbursed by our insurance provider for substantially all losses and expenses that are directly related to the recent fire at our Airedale manufacturing facility, including costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect that this fire will have a significant adverse effect on our liquidity.

In September 2013, we announced our intention to acquire Barkell Limited, a privately-held manufacturer of custom built air handling units in the United Kingdom.  This acquisition is expected to provide us with an expanded product offering into the air handing segment, further extending our overall business offering to the HVAC markets.  We expect that this transaction will close during the fourth quarter of fiscal 2014, subject to the successful completion of due diligence and customary closing conditions.  We intend to fund this acquisition using cash on hand.

Debt Covenants

Our current debt agreements require us to maintain compliance with various covenants.  Under the Company’s primary debt agreements in the U.S., we are subject to an interest expense ratio of at least 3.0 to 1.0 and a leverage ratio of less than 3.25 to 1.0.  The definitions of these ratios are included within Note 15 of the Notes to the Condensed Consolidated Financial Statements.

Our Adjusted EBITDA, consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments, for the four consecutive quarters ended September 30, 2013 was $114.7 million.  The following table presents a calculation of Adjusted EBITDA:

(in millions)	Quarter Ended December 31, 2012	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Total
Earnings (loss) from continuing operations	$(8.4)	$(1.6)	$10.6	$5.0	$5.6
Net earnings attributable to noncontrolling interest	(0.3)	(0.5)	(0.6)	(0.4)	(1.8)
Interest expense	2.8	3.4	3.0	3.2	12.4
Provision for income taxes	1.5	4.5	4.9	2.4	13.3
Depreciation and amortization	13.6	14.0	16.1	15.6	59.3
Non-cash items	9.8	2.1	1.0	1.2	14.1
Restructuring expenses	1.4	9.3	0.5	0.6	11.8
Adjusted EBITDA	$20.4	$31.2	$35.5	$27.6	$114.7

Our interest expense coverage ratio for the four fiscal quarters ended September 30, 2013 was 9.6, which exceeded the minimum requirement of 3.0.  The following table presents a calculation of our interest expense coverage ratio:
(in millions)	Four Quarters Ended September 30, 2013

Interest expense	$12.4
Plus: Costs to sell receivables	0.4
Less: Amortization of financing fees	(0.8)
Total interest expense	$12.0

Adjusted EBITDA	$114.7

Interest expense coverage ratio	9.6
Our leverage ratio for the four fiscal quarters ended September 30, 2013 was 1.4, which was below the maximum ratio of 3.25.  The following table presents a calculation of our leverage ratio:

(in millions)	Four Quarters Ended September 30, 2013

Debt per balance sheet	$169.4
Plus: Derivative financial instruments	0.4
Letters of credit as defined by the debt agreement	2.6
Indebtedness attributed to sales of receivables	13.8
Less: Excess cash as defined by the debt agreement	(23.6)
Total debt	$162.6

Adjusted EBITDA	$114.7

Leverage ratio	1.4

We expect to remain in compliance with our debt covenants through the remainder of fiscal 2014 and beyond.

Outlook

For the remainder of fiscal 2014, we anticipate flat to moderate growth in each of our geographic regions, with continued weakness in the global off highway markets.  We anticipate consolidated year-over-year sales to increase 3 to 8 percent and diluted earnings per share to be in the range of $0.50 to $0.60, excluding Europe restructuring costs and certain losses directly related to the Airedale facility fire.

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

Operational Risks:

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•	Complexities and inefficiencies introduced by the recent fire at our Airedale facility in the U.K., including our ability to meet customer demands at a temporary location for an extended period of time, to utilize insurance proceeds efficiently to replace machinery and equipment destroyed by the fire, and to rebuild the facility with minimal financial impact from the business interruption.

•	The overall health of our customers in light of continuing broad economic and market-specific challenges and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers;

•	Costs and other effects of the remediation of environmental contamination;

•	Our ability to obtain and retain profitable business in our Asia segment, and in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•	Economic, social and political conditions, changes and challenges in the markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations (particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery of certain markets in China, Brazil and the United Kingdom and the remaining economic uncertainties in the European Union;

•	The impact of increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently and meet our long-term commitments in the event of any renewed disruption in or unexpected tightening of the credit markets or extended recessionary conditions in the global economy; and

•	Our ability to realize future tax benefits in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

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

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2014, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1– July 31, 2013	5,311	(1)	$11.99	_______	_______

August 1 – August 31, 2013	________		_______	_______	_______

September 1 – September 30, 2013	________		_______	_______	_______
Total	5,311	(1)	$11.99	_______	_______

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock awards. These shares are held as treasury shares.

Item 5.  Other Information.

Amendments to Bylaws

Effective October 15, 2013, the Board of Directors approved amendments to the advance notice provisions in Section 2.11(a)(ii) of the Bylaws to clarify the distinction between Rule 14a-8 shareholder proposals and advance notice for director nominations or other business to be brought before shareholders meetings. The amendments to Section 2.11(a)(ii) of the Bylaws had the effect of changing the procedure by which shareholders can nominate directors by changing the timing by which shareholders are required to notify the Company of their intention to do so.  Previously, shareholders were required to give notice to the Company not less than 45 days nor more than 70 days prior to the anniversary of the mailing date of the prior year’s proxy statement.  As amended, Section 2.11(a)(ii) requires shareholders to give notice not less than 75 days nor more than 100 days prior to the anniversary of the prior year’s annual meeting.

The above summary does not purport to be a complete description of the amendments to the Company’s Bylaws, and is qualified in its entirety by reference to the text of the Company’s amended Bylaws, which are incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2013.

Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws, as amended	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 15, 2013

4.1
Second Amended and Restated Credit Agreement dated as of August 30, 2013, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, LC Issuer, Swing Line Lender and as a Lender, and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and as Lenders, BMO Harris Bank N.A., as Documentation Agent and as Lender and Associated Bank, N.A., Comerica Bank and Sovereign Bank as Lenders (collectively, the “Lenders”).  The Credit Agreement amends and restates Modine’s existing four-year, $145 million multi-currency revolving credit facility dated as of August 12, 2010, as amended.
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 30, 2013 (“August 30, 2013 8-K”)

4.2
Fourth Amendment to Note Purchase and Private Shelf Agreement dated as of August 30, 2013, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Note Holders”) pursuant to which the Company and the Note Holders amended their Note Purchase and Private Shelf Agreement dated as of August 12, 2010, as amended.
Exhibit 4.2 to August 30, 2013 8-K

4.3
First Amendment to Amended and Restated Collateral Agency and Intercreditor Agreement dated as of August 30, 2013, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended their Amended and Restated Collateral Agency and Intercreditor Agreement dated as of August 12, 2010.
Exhibit 4.3 to August 30, 2013 8-K

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

Date: October 31, 2013

* Executing as both the principal financial officer and a duly authorized officer of the Company