Form 10-Q
period 2013-12-31
MODINE MANUFACTURING CO
filed 2014-01-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,577,331 at January 24, 2014.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2013 and 2012
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales	$347.0	$326.1	$1,087.0	$1,016.4
Cost of sales	290.2	277.9	911.1	863.9
Gross profit	56.8	48.2	175.9	152.5
Selling, general and administrative expenses	44.5	42.3	132.9	126.8
Restructuring expenses	9.4	1.4	10.5	7.3
Impairment charges	2.0	8.3	2.0	25.1
Operating income (loss)	0.9	(3.8)	30.5	(6.7)
Interest expense	(3.2)	(2.8)	(9.4)	(9.2)
Other expense – net	(0.3)	(0.3)	(0.8)	-
Earnings (loss) before income taxes	(2.6)	(6.9)	20.3	(15.9)
Provision for income taxes	(0.8)	(1.5)	(8.1)	(5.3)
Net earnings (loss)	(3.4)	(8.4)	12.2	(21.2)
Net earnings attributable to noncontrolling interest	(0.2)	(0.3)	(1.2)	(0.9)
Net earnings (loss) attributable to Modine	$(3.6)	$(8.7)	$11.0	$(22.1)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$(0.08)	$(0.19)	$0.23	$(0.47)
Diluted	$(0.08)	$(0.19)	$0.23	$(0.47)

Weighted average shares outstanding:
Basic	46.9	46.7	46.8	46.6
Diluted	46.9	46.7	47.5	46.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2013 and 2012
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net earnings (loss)	$(3.4)	$(8.4)	$12.2	$(21.2)
Other comprehensive income (loss):
Foreign currency translation	0.9	3.7	6.8	(10.2)
Defined benefit plans	1.3	0.8	3.8	2.6
Cash flow hedges	0.1	0.7	0.3	2.4
Total other comprehensive income (loss)	2.3	5.2	10.9	(5.2)

Comprehensive income (loss)	(1.1)	(3.2)	23.1	(26.4)
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.3)	(1.2)	(0.9)
Comprehensive income (loss) attributable to Modine	$(1.3)	$(3.5)	$21.9	$(27.3)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and March 31, 2013
(In millions, except per share amounts)
(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Cash and cash equivalents	$86.3	$23.8
Trade accounts receivable – net	177.4	194.5
Inventories	118.9	118.8
Other current assets	81.9	61.9
Total current assets	464.5	399.0
Property, plant and equipment – net	352.8	355.9
Investment in affiliate	3.5	3.3
Intangible assets – net	7.9	8.3
Goodwill	28.2	28.7
Other noncurrent assets	32.6	23.6
Total assets	$889.5	$818.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$35.9	$30.6
Long-term debt – current portion	1.0	0.5
Accounts payable	133.5	150.7
Accrued compensation and employee benefits	65.1	51.2
Other current liabilities	91.1	47.1
Total current liabilities	326.6	280.1
Long-term debt	131.4	132.5
Deferred income taxes	6.6	8.6
Pensions	101.6	108.0
Postretirement benefits	6.5	6.7
Other noncurrent liabilities	22.3	14.6
Total liabilities	595.0	550.5
Commitments and contingencies (see Note 17)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.2 million and 47.8 million shares	30.2	29.9
Additional paid-in capital	174.8	171.2
Retained earnings	218.6	207.6
Accumulated other comprehensive loss	(117.5)	(128.4)
Treasury stock, at cost, 0.7 million and 0.6 million shares	(15.2)	(14.6)
Total Modine shareholders' equity	290.9	265.7
Noncontrolling interest	3.6	2.6
Total equity	294.5	268.3
Total liabilities and equity	$889.5	$818.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2013 and 2012
(In millions)
(Unaudited)

	Nine months ended December 31,
	2013	2012

Cash flows from operating activities:
Net earnings (loss)	$12.2	$(21.2)
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	45.0	41.8
Insurance proceeds from Airedale fire	16.9	-
Impairment charges	2.0	25.1
Other – net	4.2	9.2
Net changes in operating assets and liabilities	6.4	(13.5)
Net cash provided by operating activities	86.7	41.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(36.0)	(33.6)
Insurance proceeds from Airedale fire	7.4	-
Costs to replace equipment damaged in Airedale fire	(2.2)	-
Acquisition – net of cash acquired	-	(4.9)
Other – net	3.0	(1.3)
Net cash used for investing activities	(27.8)	(39.8)

Cash flows from financing activities:
Borrowings of debt	128.0	69.7
Repayments of debt	(124.6)	(69.4)
Financing fees paid	(0.9)	-
Dividend paid to noncontrolling interest	(0.5)	-
Other – net	(0.6)	(0.2)
Net cash provided by financing activities	1.4	0.1

Effect of exchange rate changes on cash	2.2	(0.2)
Net increase in cash and cash equivalents	62.5	1.5

Cash and cash equivalents at beginning of period	23.8	31.4
Cash and cash equivalents at end of period	$86.3	$32.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or “the Company”) for the fiscal year ended March 31, 2013.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2014 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2013.

Out of period adjustments:  During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment which related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which overstated pre-tax earnings by $0.5 million in the first quarter of fiscal 2013.  The Company does not believe that the impact of these errors is material to its financial statements for any prior periods, to the three or nine months ended December 31, 2013, or its projected full year financial results for fiscal 2014.

New accounting pronouncement:  In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in accumulated other comprehensive income.  In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income within the respective line items of the consolidated statement of operations.  The Company adopted this guidance in the first quarter of fiscal 2014.  See Note 18 for additional information.

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  Airedale’s financial results are reported within the Company’s Commercial Products segment. There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the Company to temporarily suspend manufacturing and certain administrative operations at the Rawdon site; however, the Company is currently planning for the reconstruction of the facility and has transferred its operations to temporary facilities.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  In the second quarter of fiscal 2014, the Company recorded expenses of $0.5 million, primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance. Since the date of the fire, the Company has received cash advances of $24.3 million from its insurance provider for covered losses, written-off inventory of $4.7 million and equipment with a net book value of $1.4 million, and incurred costs directly attributable to the fire totaling $8.2 million.  These losses and costs, which totaled $14.3 million, were recorded in the same statement of operations line item as the related insurance recovery.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  The Company has estimated the cost of reconstruction to be approximately $50.0 million and, during the second quarter of fiscal 2014, recorded a liability of $50.0 million and a related receivable from the insurance provider for the same amount.  During the third quarter of fiscal 2014, the Company received $10.0 million of cash advances in excess of recovery costs and losses incurred to date, which reduced the related insurance receivable to $40.0 million.  As of December 31, 2013, the liability to rebuild the facility was $50.0 million ($41.0 million within other current liabilities and $9.0 million within other noncurrent liabilities) and the receivable from the Company’s insurance provider was $40.0 million ($31.0 million within other current assets and $9.0 million within other noncurrent assets).  The Company expects to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter during which the reimbursements are realized.  The Company expects that a portion of insurance reimbursements for lost profits related to fiscal 2014 will not be realized until fiscal 2015.

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

During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda.  The purchase agreement included a $2.0 million note, which was payable subject to the resolution of certain obligations of the sellers.  During the second quarter of fiscal 2013, the Company and the sellers reached a final resolution under which the Company is not obligated to pay the note to the sellers.  As a result, the Company recorded a $2.0 million reduction to selling, general and administrative (“SG&A”) expenses in the South America segment during the second quarter of fiscal 2013.

Note 4: Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•	Level 3 – Model-derived valuations in which one or more significant inputs are not observable.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Trading securities:  Trading securities held by the Company, which are included within other noncurrent assets, are investments maintained in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values are determined based on quoted prices from active markets and are classified within Level 1 of the valuation hierarchy.

Derivative financial instruments:  As part of the Company’s risk management strategy, Modine enters into derivative transactions to mitigate certain identified exposures.  The derivative instruments include foreign currency exchange contracts and commodity derivatives.  These instruments are not exchange traded and are customized over-the-counter derivative transactions.  These derivative instruments are with counterparties that have long-term credit ratings of BBB– or better. The Company measures fair value assuming that the unit of account is an individual derivative transaction and those derivatives are sold or transferred on a stand-alone basis.  The Company estimates the fair value of these derivative instruments based on dealer quotes.  These derivative instruments are classified within Level 2 of the valuation hierarchy.

Deferred compensation obligations:  The fair values of the Company’s deferred compensation obligations are recorded at the fair value of the investments held by the deferred compensation trust.  As described above, the fair values of the related trading securities are determined based on quoted prices from active markets and are classified within Level 1 of the valuation hierarchy.

The carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s debt is disclosed in Note 15.

At December 31, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.6	$-	$-	$2.6
Derivative financial instruments	-	0.1	-	0.1
Total assets	$2.6	$0.1	$-	$2.7

Liabilities:
Derivative financial instruments	$-	$0.3	$-	$0.3
Deferred compensation obligations	2.6	-	-	2.6
Total liabilities	$2.6	$0.3	$-	$2.9

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

Note 5: Pension and Postretirement Benefits

During each of the three months ended December 31, 2013 and 2012, the Company contributed $2.8 million to its U.S. pension plans.  During the nine months ended December 31, 2013 and 2012, the Company contributed $6.2 million and $7.6 million, respectively, to its U.S. pension plans.  Costs for Modine's pension and postretirement benefit plans included the following components:

	Three months ended December 31,				Nine months ended December 31,
	Pension		Postretirement		Pension		Postretirement
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$0.2	$0.1	$-	$-	$0.5	$0.5	$-	$-
Interest cost	3.2	3.4	0.1	0.1	9.7	10.1	0.2	0.2
Expected return on plan assets	(3.9)	(4.0)	-	-	(11.8)	(12.1)	-	-
Amortization of:
Unrecognized net loss	1.6	1.2	-	-	4.7	3.7	-	-
Unrecognized prior service credit	-	-	(0.3)	(0.4)	-	-	(0.9)	(1.1)
Net periodic benefit cost (income)	$1.1	$0.7	$(0.2)	$(0.3)	$3.1	$2.2	$(0.7)	$(0.9)

Note 6: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and key executives that consists of stock option and restricted stock components granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock options and/or stock awards for non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  Modine recognized stock-based compensation cost of $1.5 million and $1.4 million for the three-month periods ended December 31, 2013 and 2012, respectively.  Modine recognized stock-based compensation cost of $3.1 million and $3.0 million for the nine-month periods ended December 31, 2013 and 2012, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2014 is based on a target three-year average consolidated return on average capital employed, three-year average revenue growth, and Asia segment operating income at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair market value of stock-based compensation awards granted during the nine months ended December 31, 2013 and 2012 were as follows:

	Nine months ended December 31,
	2013		2012
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.2	$7.76	0.2	$4.26
Restricted stock - retention	0.3	10.40	0.4	5.80
Restricted stock - performance based	0.2	10.40	0.4	5.75
Unrestricted stock	0.1	14.53	0.1	7.14

The following assumptions were used in determining the fair value for stock options:

	Nine months ended December 31,
	2013	2012
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.3%	0.9%
Expected volatility of the Company's stock	88.7%	87.4%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2013, the total remaining unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$1.5	2.7
Restricted stock - retention	4.3	2.9
Restricted stock - performance based	2.3	2.1
Total	$8.1	2.6

Note 7: Restructuring and Impairment Charges

During fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company’s restructuring actions and plans have included exiting certain non-core product lines based on its global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The restructuring activities are designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway, and engine product markets, while improving gross margin and return on average capital employed.

Since commencement of the Europe segment restructuring program, the Company has recorded $26.1 million of asset impairment charges, $24.7 million of employee severance costs, primarily related to headcount reductions at two manufacturing facilities and the segment headquarters, and $7.1 million of repositioning expenses, primarily related to accelerated depreciation of production equipment that is no longer used because of manufacturing process changes and equipment transfer costs.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Employee severance and related benefits	$9.0	$1.0	$9.8	$6.6
Accelerated depreciation	-	-	4.3	-
Other repositioning costs	0.4	0.4	0.7	0.7
Total restructuring and repositioning expenses	$9.4	$1.4	$14.8	$7.3

For the three and nine months ended December 31, 2013, $9.4 million and $10.5 million, respectively, of restructuring and repositioning costs were recorded as restructuring expenses in the consolidated statement of operations.  For the nine months ended December 31, 2013, $4.3 million of restructuring and repositioning costs were recorded within cost of sales.  For the three and nine months ended December 31, 2012, all restructuring and other repositioning costs were recorded in the consolidated statement of operations as restructuring expenses.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Three months ended December 31,
	2013	2012
Balance, September 30	$10.7	$4.7
Additions	9.0	1.0
Payments	(1.5)	(0.9)
Effect of exchange rate changes	0.3	0.2
Balance, December 31	$18.5	$5.0

	Nine months ended December 31,
	2013	2012
Balance, March 31	$11.6	$-
Additions	9.8	6.6
Payments	(3.7)	(1.9)
Effect of exchange rate changes	0.8	0.3
Balance, December 31	$18.5	$5.0

During the three months ended December 31, 2013, the Company recorded asset impairment charges of $2.0 million, primarily related to a manufacturing facility in Germany that the Company plans to close. During the three and nine months ended December 31, 2012, the Company recorded asset impairment charges of $8.3 million and $25.1 million, respectively, to reduce the carrying values of certain facilities held for sale in the Europe and North America segments to their estimated fair values, less costs to sell.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Equity in earnings of non-consolidated affiliate	$0.1	$-	$0.5	$0.1
Interest income	0.1	0.1	0.3	0.5
Foreign currency transactions	(0.6)	(0.3)	(1.7)	(0.6)
Other non-operating expense - net	0.1	(0.1)	0.1	-
Total other expense - net	$(0.3)	$(0.3)	$(0.8)	$-

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including inter-company loans and transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Note 9: Income Taxes

For the three months ended December 31, 2013 and 2012, the Company’s effective income tax rate was (30.8) percent and (21.7) percent, respectively.  For the nine months ended December 31, 2013 and 2012, the Company’s effective income tax rate was 39.9 percent and (33.3) percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2013 as compared to the prior year periods were increases in the valuation allowance for certain foreign jurisdictions for which no benefit is recognized, the changing mix of foreign and domestic earnings, and a $2.5 million benefit from a foreign tax law change.  At December 31, 2013, the Company continued to record a full valuation allowance against its net deferred tax assets in the U.S. ($138.7 million) and certain foreign jurisdictions ($40.8 million) as it is more likely than not these assets will not be realized based on historical performance.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  It is possible that in the fourth quarter of fiscal 2014 or in fiscal 2015, the U.S. taxing jurisdiction will no longer be in a cumulative three-year loss position, thereby removing significant negative evidence concerning the valuation allowance.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. For the nine months ended December 31, 2013, the U.S. taxing jurisdiction had year-to-date pre-tax earnings and is forecasting pre-tax earnings for the full fiscal year.  As such, the U.S. taxing jurisdiction is included in the overall annual effective tax rate methodology.  The impact of the Company’s operations in certain foreign locations are excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the full fiscal year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  The German taxing authority completed its examination of fiscal years 2006 through 2010 during the third quarter of fiscal 2014.  At December 31, 2013, the Company was not under audit nor was it notified of any other tax examinations covering open periods in any taxing jurisdiction.  During the next twelve months, the Company believes it is reasonably possible the amount of unrecognized tax benefits could be reduced up to $5.3 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

Note 10: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Net earnings (loss) attributable to Modine	$(3.6)	$(8.7)	$11.0	$(22.1)
Less: Undistributed earnings attributable to unvested shares	-	-	(0.1)	-
Net earnings (loss) available to Modine shareholders	$(3.6)	$(8.7)	$10.9	$(22.1)

Weighted average shares outstanding - basic	46.9	46.7	46.8	46.6
Effect of dilutive securities	-	-	0.7	-
Weighted average shares outstanding - diluted	46.9	46.7	47.5	46.6

Earnings per share:
Net earnings (loss) per share - basic	$(0.08)	$(0.19)	$0.23	$(0.47)
Net earnings (loss) per share - diluted	$(0.08)	$(0.19)	$0.23	$(0.47)

For the three months ended December 31, 2013, the total number of potential dilutive securities was 0.8 million. For each of the three and nine months ended December 31, 2012, the total number of potential dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.  For the three and nine months ended December 31, 2013, the calculation of diluted earnings per share excluded 0.5 million and 0.7 million stock options, respectively, because they were anti-dilutive.  For the three and nine months ended December 31, 2012, the calculation of diluted earnings per share excluded 1.2 million stock options because they were anti-dilutive.

Note 11: Inventories

Inventories consisted of the following:

	December 31, 2013	March 31, 2013
Raw materials and work in process	$86.3	$88.1
Finished goods	32.6	30.7
Total inventories	$118.9	$118.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2013	March 31, 2013
Gross property, plant and equipment	$1,068.5	$1,033.1
Accumulated depreciation	(715.7)	(677.2)
Net property, plant and equipment	$352.8	$355.9

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

		South	Commercial
	Asia	America	Products	Total

Goodwill, March 31, 2013	$0.5	$12.2	$16.0	$28.7
Effect of exchange rate changes	-	(1.7)	1.2	(0.5)
Goodwill, December 31, 2013	$0.5	$10.5	$17.2	$28.2

Intangible assets consisted of the following:

	December 31, 2013			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets

Tradenames	$10.0	$(5.4)	$4.6	$9.6	$(4.7)	$4.9
Acquired technology	3.5	(0.2)	3.3	3.5	(0.1)	3.4
Total intangible assets	$13.5	$(5.6)	$7.9	$13.1	$(4.8)	$8.3

Amortization expense for each of the three months ended December 31, 2013 and 2012 was $0.2 million.  Amortization expense for the nine months ended December 31, 2013 and 2012 was $0.6 million and $0.5 million, respectively. Estimated future amortization expense is as follows:

Estimated
Fiscal	Amortization
Year	Expense

Remainder of 2014	$0.2
2015	1.1
2016	1.2
2017	1.3
2018	1.3
2019 & Beyond	2.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2013	2012

Balance, September 30	$9.3	$12.3
Accruals for warranties issued	1.9	1.2
Accruals related to pre-existing warranties	0.9	0.3
Settlements	(1.6)	(1.6)
Effect of exchange rate changes	0.1	-
Balance, December 31	$10.6	$12.2

	Nine months ended December 31,
	2013	2012

Balance, March 31	$12.6	$11.4
Accruals for warranties issued	4.3	4.0
Accruals related to pre-existing warranties	3.4	1.5
Settlements	(9.8)	(4.4)
Effect of exchange rate changes	0.1	(0.3)
Balance, December 31	$10.6	$12.2

Note 15: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  In August 2013, the Company entered into a $175.0 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced the Company’s then-existing $145.0 million revolving credit facility which would have expired in August 2014.  Borrowings under the credit agreement bear interest at a variable rate based on LIBOR plus 125 to 225 basis points depending upon the Company’s leverage ratio, defined below.  At December 31, 2013 and March 31, 2013, the Company had no borrowings outstanding under its revolving credit facilities. At December 31, 2013, domestic letters of credit totaled $8.0 million, resulting in available borrowings under the Company’s domestic revolving credit facility of $167.0 million.

The Company also maintains credit agreements for its foreign subsidiaries with outstanding short-term borrowings at December 31, 2013 and March 31, 2013 of $35.9 million and $30.6 million, respectively. At December 31, 2013, the Company’s foreign unused lines of credit in Europe, Brazil, China, and India totaled $46.0 million. In aggregate, the Company had total available lines of credit of $213.0 million at December 31, 2013.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under the Company’s primary debt agreements in the U.S., the Company is subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a certain portion of the Company’s cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBIDTA”).  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBIDTA of at least three times consolidated interest expense. The Company was in compliance with its debt covenants as of December 31, 2013.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of long-term debt is estimated using discounted future cash flows at rates offered to the Company for similar debt instruments with comparable maturities.  At December 31, 2013 and March 31, 2013, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $139.0 million at both December 31, 2013 and March 31, 2013.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

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

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into beginning in fiscal 2013 for hedge accounting. Accordingly, unrealized gains and losses on those contracts are recorded within cost of sales. The Company designated contracts entered into prior to fiscal 2013 for hedge accounting. Accordingly, the amounts recorded in accumulated other comprehensive (loss) income (“AOCI”) related to those contracts will remain in AOCI until the underlying commodity purchases impact earnings.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  The Company has not designated these contracts for hedge accounting.  Accordingly, unrealized gains and losses related to the change in fair value are recorded in other income and expense.  Gains and losses on these foreign currency contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	December 31, 2013	March 31, 2013
Derivative instruments:
Commodity derivatives	Other current assets	$0.1	$-
Foreign exchange contracts	Other current liabilities	-	0.1
Commodity derivatives	Other current liabilities	0.2	1.2
Commodity derivatives	Other noncurrent liabilities	0.1	0.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The amounts recorded in AOCI and in the consolidated statements of operations for all of the Company’s derivative financial instruments were as follows:

			Three months ended		Nine months ended
			December 31, 2013		December 31, 2013
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Earnings (Loss)	Total Loss (Gain) Recognized in Earnings (Loss)	Loss Reclassified from AOCI into Earnings (Loss)	Total Loss (Gain) Recognized in Earnings (Loss)
Commodity derivatives	$0.2	Cost of sales	$0.1	$0.2	$0.3	$0.4
Foreign exchange contracts	-	Other expense - net	-	(0.1)	-	(0.3)
Total	$0.2		$0.1	$0.1	$0.3	$0.1

			Three months ended		Nine months ended
			December 31, 2012		December 31, 2012
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Earnings (Loss)	Total Loss (Gain) Recognized in Earnings (Loss)	Loss Reclassified from AOCI into Earnings (Loss)	Total Loss (Gain) Recognized in Earnings (Loss)
Commodity derivatives	$0.7	Cost of sales	$0.7	$1.1	$2.4	$3.8
Foreign exchange contracts	-	Other expense - net	-	(0.2)	-	(0.3)
Total	$0.7		$0.7	$0.9	$2.4	$3.5

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

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.0 million and $5.2 million at December 31, 2013 and March 31, 2013, respectively.  As additional information becomes available, any potential liability related to these matters will be assessed and the estimated accrual will be revised, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Europe value added tax:  During fiscal 2012, the Company determined it was not properly applying value added tax (“VAT”) to certain cross-border transactions within the Europe segment and established an accrual of $10.7 million for estimated VAT liabilities, including interest and penalties.  During fiscal 2013 and 2014, the Company completed the registration and filing process with the taxing authorities and began making payments to the applicable jurisdictions.  During the three and nine months ended December 31, 2013, the Company recorded reductions to SG&A expenses of $1.1 million and $1.6 million, respectively, as a result of favorable changes to the estimated VAT obligations.  As of December 31, 2013 and March 31, 2013, the accrual for estimated VAT obligations was $2.8 million and $4.4 million, respectively.

Other litigation: In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, governmental agencies and/or others in which claims are asserted against Modine.  In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits or proceedings are not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss, net of tax, were as follows:

	Three months ended December 31, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, September 30, 2013	$23.7	$(0.9)	$(142.6)	$(119.8)

Other comprehensive income before reclassifications	0.9	-	-	0.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.6	1.6
Amortization of unrecognized prior service credit (a)	-	-	(0.3)	(0.3)
Commodity derivatives (b)	-	0.1	-	0.1
Total other comprehensive income	0.9	0.1	1.3	2.3

Balance, December 31, 2013	$24.6	$(0.8)	$(141.3)	$(117.5)

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine months ended December 31, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2013	$17.8	$(1.1)	$(145.1)	$(128.4)

Other comprehensive income before reclassifications	6.8	-	-	6.8
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	4.7	4.7
Amortization of unrecognized prior service credit (a)	-	-	(0.9)	(0.9)
Commodity derivatives (b)	-	0.3	-	0.3
Total other comprehensive income	6.8	0.3	3.8	10.9

Balance, December 31, 2013	$24.6	$(0.8)	$(141.3)	$(117.5)

(a)	Amounts are included in the calculation of net periodic benefit cost. See Note 5 for additional information.
(b)	Reclassifications for commodity derivatives are included in cost of sales.

Note 19: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Net sales:
North America	$128.9	$128.2	$423.6	$425.2
Europe	140.5	115.7	425.6	359.9
South America	27.4	31.7	93.6	97.1
Asia	17.1	13.2	51.6	42.8
Commercial Products	37.0	41.3	104.2	105.3
Segment net sales	350.9	330.1	1,098.6	1,030.3
Corporate and eliminations	(3.9)	(4.0)	(11.6)	(13.9)
Net sales	$347.0	$326.1	$1,087.0	$1,016.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
Gross profit:		% of sales		% of sales		% of sales		% of sales
North America	$20.0	15.5%	$17.3	13.5%	$70.5	16.6%	$59.4	14.0%
Europe	17.2	12.2%	12.1	10.4%	51.2	12.0%	44.7	12.4%
South America	4.5	16.3%	5.6	17.5%	16.4	17.5%	16.1	16.5%
Asia	2.0	11.7%	-	0.2%	6.1	11.8%	0.5	1.1%
Commercial Products	13.1	35.5%	13.1	31.6%	31.4	30.1%	31.1	29.5%
Segment gross profit	56.8	16.2%	48.1	14.6%	175.6	16.0%	151.8	14.7%
Corporate and eliminations	-	-	0.1	-	0.3	-	0.7	-
Gross profit	$56.8	16.4%	$48.2	14.8%	$175.9	16.2%	$152.5	15.0%

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012
Operating income (loss):
North America	$8.7	$8.2	$34.7	$28.9
Europe (a)	(5.3)	(7.9)	6.0	(22.6)
South America	1.1	2.6	6.2	7.6
Asia	(0.6)	(2.5)	(2.0)	(7.1)
Commercial Products	5.3	4.7	7.5	8.3
Segment operating income	9.2	5.1	52.4	15.1
Corporate and eliminations (a)	(8.3)	(8.9)	(21.9)	(21.8)
Operating income (loss)	$0.9	$(3.8)	$30.5	$(6.7)

	December 31, 2013	March 31, 2013
Total assets:
North America	$202.3	$218.3
Europe	354.8	332.2
South America	75.9	91.8
Asia	92.9	91.3
Commercial Products (b)	133.7	73.7
Corporate and eliminations	29.9	11.5
Total assets	$889.5	$818.8

(a)	Segment operating income for fiscal 2013 has been recast to conform to the fiscal 2014 presentation. The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment. For the three and nine months ended December 31, 2012, the impact was $2.2 million and $6.8 million, respectively. There was no impact on the total Company financial results.
(b)	Total assets within the Commercial Products segment included receivables and cash advances from the Company’s insurance provider related to the Airedale fire, which totaled $50.0 million as of December 31, 2013. See Note 2 for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2013 was the third quarter of fiscal 2014.

Third Quarter Highlights:  Net sales in the third quarter of fiscal 2014 increased $20.9 million, or 6 percent, from the third quarter of fiscal 2013, primarily due to new program launches and increased sales volume within the automotive and commercial vehicle markets in our Europe segment.  Gross profit and gross margin each increased due to sales volume improvements and favorable material costs.  Selling, general and administrative (“SG&A”) expenses decreased slightly as a percentage of sales in the third quarter of fiscal 2014 compared to the same period in the prior year.  Restructuring and impairment charges totaling $11.4 million in the third quarter of fiscal 2014 were primarily due to employee severance costs and the planned closure of a manufacturing facility in Germany, as we enter the final stages of our Europe restructuring program.  During the third quarter of fiscal 2014, our net loss was $3.4 million, compared to a net loss of $8.4 million in the prior year.

Year-To-Date Highlights:  Net sales in the first nine months of fiscal 2014 increased $70.6 million, or 7 percent, from the first nine months of fiscal 2013, primarily due to increased sales volume within the commercial vehicle and automotive markets in our Europe segment.  Gross profit and gross margin each increased due to sales volume improvements and favorable material costs year-over-year.  SG&A expenses increased in fiscal 2014, yet decreased as a percentage of sales.  Restructuring and impairment charges totaled $12.5 million and $32.4 million in the first nine months of fiscal 2014 and 2013, respectively.  Net earnings were $12.2 million in the first nine months of fiscal 2014 compared to a net loss of $21.2 million during the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated financial results on a comparative basis for the three and nine months ended December 31, 2013 and 2012:

	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$347.0	100.0%	$326.1	100.0%	$1,087.0	100.0%	$1,016.4	100.0%
Cost of sales	290.2	83.6%	277.9	85.2%	911.1	83.8%	863.9	85.0%
Gross profit	56.8	16.4%	48.2	14.8%	175.9	16.2%	152.5	15.0%
Selling, general and administrative expenses	44.5	12.8%	42.3	13.0%	132.9	12.2%	126.8	12.5%
Restructuring expenses	9.4	2.7%	1.4	0.4%	10.5	1.0%	7.3	0.7%
Impairment charges	2.0	0.6%	8.3	2.5%	2.0	0.2%	25.1	2.5%
Operating income (loss)	0.9	0.3%	(3.8)	-1.2%	30.5	2.8%	(6.7)	-0.7%
Interest expense	(3.2)	-1.0%	(2.8)	-0.9%	(9.4)	-0.8%	(9.2)	-0.9%
Other expense – net	(0.3)	-0.1%	(0.3)	-0.1%	(0.8)	-0.1%	-	-
Earnings (loss) before income taxes	(2.6)	-0.8%	(6.9)	-2.1%	20.3	1.9%	(15.9)	-1.6%
Provision for income taxes	(0.8)	-0.2%	(1.5)	-0.5%	(8.1)	-0.8%	(5.3)	-0.5%
Net earnings (loss)	$(3.4)	-1.0%	$(8.4)	-2.6%	$12.2	1.1%	$(21.2)	-2.1%

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

Comparison of Three Months Ended December 31, 2013 and 2012

Third quarter net sales of $347.0 million were $20.9 million, or 6 percent, higher than the third quarter of the prior year, primarily driven by a $24.8 million sales increase in our Europe segment.  In addition, net sales in our Asia and North America segments increased compared to the same period in the prior year.  Our Commercial Products and South America segments were negatively impacted by the Airedale facility fire and unfavorable foreign currency exchange rate changes, respectively, contributing to decreases in net sales compared to the same period in fiscal 2013.

Third quarter gross profit increased $8.6 million from the third quarter of fiscal 2013.  Gross margin increased 160 basis points from 14.8 percent in the third quarter of fiscal 2013 to 16.4 percent in the third quarter of fiscal 2014, primarily due to sales volume improvements and lower material costs.

SG&A expenses increased $2.2 million from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, yet improved 20 basis points as a percentage of sales to 12.8 percent.  The $2.2 million increase was driven primarily by higher compensation-related expenses in the current year.

Restructuring expenses increased $8.0 million in the third quarter of fiscal 2014 compared to the third quarter of the prior year, primarily due to higher employee severance costs related to our Europe restructuring program as we begin to combine two manufacturing facilities in Germany into one, more competitive manufacturing operation.  In addition, we recorded asset impairment charges of $2.0 million during the third quarter of fiscal 2014, primarily related to the planned closure of a facility in Germany.  In the third quarter of fiscal 2013, we recorded $8.3 million of impairment charges, primarily related to a facility held for sale.

Operating income of $0.9 million in the third quarter of fiscal 2014 represented a $4.7 million improvement from the operating loss of $3.8 million in the third quarter of fiscal 2013.

The provision for income taxes was $0.8 million and $1.5 million in the third quarter of fiscal 2014 and 2013, respectively.  The $0.7 million decrease was primarily due to a $2.5 million benefit from a foreign tax law change, partially offset by the impact of increased earnings in certain foreign jurisdictions.

Comparison of Nine Months Ended December 31, 2013 and 2012

Fiscal 2014 year-to-date net sales of $1,087.0 million were $70.6 million, or 7 percent, higher than the same period last year, primarily driven by a $65.7 million sales increase in our Europe segment.

Fiscal 2014 year-to-date gross profit of $175.9 million increased $23.4 million from the same period last year.  Gross margin increased 120 basis points to 16.2 percent in the first nine months of fiscal 2014 from 15.0 percent in the first nine months of fiscal 2013.  The increases in gross profit and gross margin were primarily due to sales volume improvements and lower material costs, partially offset by $4.3 million of accelerated depreciation for production equipment that is no longer being used because of manufacturing process changes at a facility in Germany.

Fiscal 2014 year-to-date SG&A expenses increased $6.1 million from the same period last year, primarily due to higher compensation-related expenses, the reversal of a $2.0 million acquisition-related liability, which reduced SG&A expenses in the prior year, and $0.5 million of costs directly related to the Airedale fire, partially offset by lower professional service expenses.  As a percentage of sales, SG&A expenses improved 30 basis points to 12.2 percent in the first nine months of fiscal 2014.

Restructuring expenses increased $3.2 million in the first nine months of fiscal 2014, primarily due to higher employee severance costs related to our Europe restructuring program.  In addition, we recorded impairment charges during the first nine months of fiscal 2014 and 2013 of $2.0 million and $25.1 million, respectively, primarily related to our Europe restructuring actions.

Operating income of $30.5 million during the first nine months of fiscal 2014 represented a $37.2 million improvement from the same period last year.  This improvement was primarily due to higher gross profit on increased sales volume and lower impairment charges, partially offset by higher SG&A and restructuring expenses.

The provision for income taxes was $8.1 million and $5.3 million during the first nine months of fiscal 2014 and 2013, respectively.  The $2.8 million increase was primarily due to increased earnings in certain foreign jurisdictions, partially offset by a $2.5 million benefit from a foreign tax law change during the third quarter of fiscal 2014.

SEGMENT RESULTS OF OPERATIONS

Segment financial results for fiscal 2013 have been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment.  For the three and nine months ended December 31, 2012, the impact was $2.2 million and $6.8 million, respectively. There was no impact on the total Company financial results.

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2013 and 2012:

North America
	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$128.9	100.0%	$128.2	100.0%	$423.6	100.0%	$425.2	100.0%
Cost of sales	108.9	84.5%	110.9	86.5%	353.1	83.4%	365.8	86.0%
Gross profit	20.0	15.5%	17.3	13.5%	70.5	16.6%	59.4	14.0%
Selling, general and administrative expenses	11.3	8.7%	9.1	7.1%	35.8	8.4%	29.5	6.9%
Impairment charges	-	-	-	-	-	-	1.0	0.2%
Operating income	$8.7	6.8%	$8.2	6.4%	$34.7	8.2%	$28.9	6.8%

Comparison of Three Months Ended December 31, 2013 and 2012

North America net sales increased $0.7 million, or 1 percent, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, primarily due to higher sales to automotive and commercial vehicle customers, partially offset by decreased sales to off-highway customers as economic conditions in that market remained relatively weak.  Gross margin increased 200 basis points to 15.5 percent, primarily due to lower material costs.  SG&A expenses increased $2.2 million, primarily due to higher compensation-related expenses and lower recovery of development costs.  Operating income increased $0.5 million to $8.7 million during the third quarter of fiscal 2014, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2013 and 2012

North America year-to-date net sales decreased $1.6 million, or less than 1 percent, from the same period last year, primarily due to lower sales to off-highway customers as economic conditions in that market remained relatively weak, partially offset by increased sales to automotive and commercial vehicle customers.  Gross margin increased 260 basis points to 16.6 percent during the first nine months of fiscal 2014, primarily due to lower material costs.  SG&A expenses increased $6.3 million, primarily due to higher compensation-related expenses and lower recovery of development costs.  In the second quarter of fiscal 2013, we recorded asset impairment charges totaling $1.0 million related to two idle facilities.  Operating income increased $5.8 million to $34.7 million, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Europe
	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$140.5	100.0%	$115.7	100.0%	$425.6	100.0%	$359.9	100.0%
Cost of sales	123.3	87.8%	103.6	89.6%	374.4	88.0%	315.2	87.6%
Gross profit	17.2	12.2%	12.1	10.4%	51.2	12.0%	44.7	12.4%
Selling, general and administrative expenses	11.1	7.9%	10.3	8.8%	32.7	7.7%	35.9	10.0%
Restructuring expenses	9.4	6.7%	1.4	1.2%	10.5	2.4%	7.3	2.0%
Impairment charges	2.0	1.4%	8.3	7.2%	2.0	0.5%	24.1	6.7%
Operating income (loss)	$(5.3)	-3.8%	$(7.9)	-6.8%	$6.0	1.4%	$(22.6)	-6.3%

Comparison of Three Months Ended December 31, 2013 and 2012

Europe net sales increased $24.8 million, or 21 percent, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, primarily due to new program launches, increased sales volume to commercial vehicle customers, higher tooling sales, and a $6.6 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $5.1 million and gross margin increased 180 basis points to 12.2 percent, primarily due to higher sales volume, improved product mix, and lower material costs, partially offset by production inefficiencies related to new program launches.  SG&A expenses increased $0.8 million in the third quarter of fiscal 2014, primarily due to lower recovery of development costs, higher compensation-related expenses, and a $0.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by a $1.1 million accrual reversal related to value added taxes.  Restructuring expenses increased $8.0 million in the third quarter of fiscal 2014, primarily due to higher employee severance costs as we enter the final stages of our Europe restructuring plan and begin to combine two manufacturing facilities in Germany into one, more competitive manufacturing operation.  In addition, we recorded asset impairment charges of $2.0 million during the third quarter of fiscal 2014, primarily related to the planned closure of a facility in Germany.  We also recorded $8.3 million of impairment charges during the third quarter of fiscal 2013, primarily related to a facility held for sale.  Operating loss of $5.3 million in the third quarter of fiscal 2014 improved $2.6 million compared to the third quarter of fiscal 2013, primarily due to the reduction in asset impairment charges and increased gross profit, partially offset by higher restructuring expenses.

Comparison of Nine Months Ended December 31, 2013 and 2012

Europe year-to-date net sales increased $65.7 million, or 18 percent, from the same period in the prior year, primarily due to increased sales volume to commercial vehicle customers, higher tooling sales, and a $16.8 million favorable impact of foreign currency exchange rate changes. Gross profit increased $6.5 million, while gross margin decreased to 12.0 percent compared to 12.4 percent in the prior year.  The 40 basis point decline in gross margin was primarily due to a $5.0 million favorable customer pricing settlement in the prior year, $4.3 million of accelerated depreciation for production equipment that is no longer used because of manufacturing process changes, and production inefficiencies related to new program launches, partially offset by higher sales volume, improved product mix, and lower material costs.  SG&A expenses decreased $3.2 million, primarily due to the favorable impact of restructuring actions completed to date, increased prototype and testing recoveries, and a $1.6 million accrual reversal related to value added taxes, partially offset by higher compensation-related expenses and a $1.3 million unfavorable impact of foreign currency exchange rate changes.  Restructuring expenses increased $3.2 million in the first nine months of fiscal 2014, primarily due to higher employee severance costs related to our Europe restructuring program.  Operating income of $6.0 million in the first nine months of fiscal 2014 improved $28.6 million compared to the operating loss of $22.6 million in the first nine months of fiscal 2013, primarily due to lower asset impairment charges related to several assets held for sale and increased gross profit.

South America
	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$27.4	100.0%	$31.7	100.0%	$93.6	100.0%	$97.1	100.0%
Cost of sales	22.9	83.7%	26.1	82.5%	77.2	82.5%	81.0	83.5%
Gross profit	4.5	16.3%	5.6	17.5%	16.4	17.5%	16.1	16.5%
Selling, general and administrative expenses	3.4	12.2%	3.0	9.5%	10.2	10.9%	8.5	8.8%
Operating income	$1.1	4.1%	$2.6	8.2%	$6.2	6.6%	$7.6	7.8%

Comparison of Three Months Ended December 31, 2013 and 2012

South America net sales decreased $4.3 million, or 14 percent, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, primarily due to a $2.8 million unfavorable impact of foreign currency exchange rate changes and decreased sales volume to the commercial vehicle, automotive, and power generation markets as some of our key customers took extended shutdowns to reduce inventory.  Gross profit decreased $1.1 million and gross margin decreased to 16.3 percent, primarily due to lower sales volume and a $0.4 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses increased $0.4 million, primarily due to higher compensation-related expenses. Operating income decreased $1.5 million during the third quarter of fiscal 2014, primarily due to lower gross profit and higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2013 and 2012

South America year-to-date net sales decreased $3.5 million, or 4 percent, from the same period last year, primarily due to an $8.8 million unfavorable impact of foreign currency exchange rate changes, partially offset by increased sales volume to commercial vehicle customers.  Gross margin increased 100 basis points to 17.5 percent, primarily due to improved aftermarket pricing.  SG&A expenses increased $1.7 million, primarily due to the reversal of a $2.0 million acquisition-related liability in the prior year and higher compensation-related expenses in the current year, partially offset by a $1.0 million favorable impact of foreign currency exchange rate changes.  Operating income decreased $1.4 million during the first nine months of fiscal 2014 compared to the prior year, primarily due to higher SG&A expenses.

Asia
	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$17.1	100.0%	$13.2	100.0%	$51.6	100.0%	$42.8	100.0%
Cost of sales	15.1	88.3%	13.2	99.8%	45.5	88.2%	42.3	98.9%
Gross profit	2.0	11.7%	-	0.2%	6.1	11.8%	0.5	1.1%
Selling, general and administrative expenses	2.6	14.9%	2.5	18.9%	8.1	15.6%	7.6	17.8%
Operating loss	$(0.6)	-3.2%	$(2.5)	-18.9%	$(2.0)	-3.8%	$(7.1)	-16.6%

Comparison of Three Months Ended December 31, 2013 and 2012

Asia net sales increased $3.9 million, or 30 percent, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, primarily due to new program launches, higher export sales from India to automotive customers in Europe, higher sales to off-highway customers in China, and higher tooling sales.  Gross profit increased $2.0 million and gross margin increased to 11.7 percent, primarily due to higher sales volume and ongoing cost control measures.  SG&A expenses increased slightly, yet decreased as a percentage of sales.  The operating loss improved $1.9 million, primarily due to higher gross profit.

Comparison of Nine Months Ended December 31, 2013 and 2012

Asia year-to-date net sales increased $8.8 million, or 21 percent, from the same period last year, primarily due to higher sales volume in the automotive and off-highway markets.  Gross profit increased $5.6 million and gross margin increased to 11.8 percent, primarily due to higher sales volume and ongoing cost control measures. SG&A expenses increased $0.5 million, primarily due to higher compensation-related expenses.  The year-to-date operating loss improved $5.1 million to $2.0 million in the first nine months of fiscal 2014, primarily due to higher gross profit.

Commercial Products
	Three months ended December 31,				Nine months ended December 31,
	2013		2012		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$37.0	100.0%	$41.3	100.0%	$104.2	100.0%	$105.3	100.0%
Cost of sales	23.9	64.5%	28.2	68.4%	72.8	69.9%	74.2	70.5%
Gross profit	13.1	35.5%	13.1	31.6%	31.4	30.1%	31.1	29.5%
Selling, general and administrative expenses	7.8	21.2%	8.4	20.3%	23.9	22.9%	22.8	21.7%
Operating income	$5.3	14.3%	$4.7	11.4%	$7.5	7.2%	$8.3	7.9%

Comparison of Three Months Ended December 31, 2013 and 2012

Commercial Products net sales decreased $4.3 million, or 10 percent, from the third quarter of fiscal 2013 to the third quarter of fiscal 2014, primarily due to a $7.4 million decrease in sales in the United Kingdom as production was temporarily halted as a result of the Airedale facility fire described below, partially offset by increased heating product sales in North America.  Despite the decrease in net sales, gross margin increased 390 basis points to 35.5 percent, primarily due to favorable product mix.  SG&A expenses decreased $0.6 million from the third quarter of fiscal 2013, yet increased 90 basis points as a percentage of sales to 21.2 percent, primarily due to lower sales volume.  Operating income increased by $0.6 million during the third quarter of fiscal 2014, primarily due to lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2013 and 2012

Commercial Products year-to-date net sales decreased $1.1 million, or 1 percent, from the same period last year, primarily due to decreased sales in the United Kingdom as production was temporarily halted as a result of the Airedale fire, partially offset by increased heating product sales in North America.  Gross profit increased $0.3 million, primarily due to favorable product mix, which resulted in an increase in gross margin of 60 basis points to 30.1 percent.  SG&A expenses increased $1.1 million, primarily due to higher compensation-related expenses and $0.5 million of non-recoverable costs incurred directly related to the Airedale fire.  Operating income decreased $0.8 million to $7.5 million in the first nine months of fiscal 2014, primarily due to higher SG&A expenses.

Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to our Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  There were no injuries caused by the fire.  The Rawdon facility was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the temporary suspension of manufacturing and certain administrative operations at the Rawdon site; however, we are currently planning for the reconstruction of the facility and have resumed administrative and production operations at temporary facilities.

We maintain insurance coverage for damage to the leased facility, equipment, inventory and other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  We believe that reimbursement from our insurance provider is probable for substantially all losses and expenses that are directly attributable to the fire, other than $0.5 million of charges in the second quarter of fiscal 2014, primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance.  We expect to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter in which such reimbursements are realized; however, the timing of these reimbursements is difficult to forecast.  As a result, we expect a portion of the insurance reimbursements of lost profits related to fiscal 2014 will not be recognized in our financial statements until fiscal 2015. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at December 31, 2013 of $86.3 million and an available borrowing capacity of $213.0 million under lines of credit provided by banks in the United States and abroad.  Because of the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at December 31, 2013 include approximately $10.0 million of advances from our insurance provider that remain to be spent for recovery and reconstruction costs.

Net cash provided by operating activities for the nine months ended December 31, 2013 was $86.7 million, which was a $45.3 million increase from $41.4 million for the nine months ended December 31, 2012.  This increase in operating cash flows was primarily due to increased operating income, favorable net changes in working capital, and the timing of insurance proceeds related to the Airedale fire. Capital expenditures during the first nine months of fiscal 2014 were $36.0 million compared to $33.6 million during the same period in fiscal 2013.

We expect to be reimbursed by our insurance provider for substantially all losses and expenses that are directly related to the fire at our Airedale manufacturing facility, including costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

In August 2013, we entered into a $175.0 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced our then-existing $145.0 million revolving credit facility, which would have expired in August 2014.  Borrowings under the credit agreement bear interest at a variable rate based on LIBOR plus 125 to 225 basis points depending upon our leverage ratio.  At December 31, 2013, no borrowings were outstanding under our revolving credit facility. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information regarding our debt agreements.

In September 2013, we announced our intention to acquire Barkell Limited, a privately-held manufacturer of custom built air handling units in the United Kingdom.  This acquisition is expected to provide us with an expanded product offering into the air handling segment, further extending our overall business offering to the HVAC markets.  We expect that this transaction will close during the fourth quarter of fiscal 2014, subject to the successful completion of due diligence and customary closing conditions.  We intend to fund this acquisition using cash on hand.

Debt Covenants

Our current debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBIDTA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBIDTA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of December 31, 2013 and expect to remain in compliance through the remainder of fiscal 2014 and beyond.

Outlook

We anticipate our consolidated full fiscal year-over-year sales to increase 5 to 8 percent and diluted earnings per share to be in the range of $0.65 to $0.70, excluding Europe restructuring and impairment charges and certain losses directly related to the Airedale facility fire.

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

Operational Risks:

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•	Complexities and inefficiencies introduced by the recent fire at our Airedale facility in the U.K., including our ability to meet customer demands at temporary locations for an extended period of time and to realize insurance proceeds effectively to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption;

•	The overall health of our customers and suppliers in light of continuing broad economic and market-specific challenges and the potential impact on us from any deterioration in the stability or performance of any of our major customers or suppliers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers;

•	Costs and other effects of the remediation of environmental contamination;

•	Our ability to obtain and retain profitable business in our Asia segment, and in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•	Economic, social and political conditions, changes and challenges in the markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations (particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery of certain markets in China, Brazil and the United Kingdom and the remaining economic uncertainties in the European Union;

•	The impact of increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy; and

•	Our ability to realize future tax benefits in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

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

Item 4.  Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2014, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 6.  Exhibits.

(a)   Exhibits:

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Bylaws of Modine Manufacturing Company, as amended, effective January 23, 2014	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated January 23, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  January 31, 2014

* Executing as both the principal financial officer and a duly authorized officer of the Company