Form 10-K
period 2014-03-31
MODINE MANUFACTURING CO
filed 2014-05-30
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Registrant's telephone number, including area code (262) 636‑1200

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
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Approximately 97 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $675 million based upon the market price of $14.63 per share on September 30, 2013, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,661,058 at May 22, 2014.

An Exhibit Index appears at pages 78-80 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2014 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I
ITEM 1.   BUSINESS.

Modine Manufacturing Company (“Modine” or “the Company”) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We are a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and to a wide array of building, industrial and refrigeration markets.  Product lines include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, and building heating, ventilating and air conditioning (“HVAC”) equipment.  Our primary customers across the globe are:

- Automobile, truck, bus, and specialty vehicle OEMs;
- Agricultural, industrial and construction equipment OEMs;
- Heating and cooling OEMs;
- Construction architects and contractors; and
- Wholesalers of heating equipment.

We focus our development efforts on solutions that meet the pressing heat transfer needs of OEMs and other customers within the automobile, commercial vehicle, construction, agricultural, industrial and commercial HVAC industries.  Our products and systems typically are aimed at solving complex heat transfer challenges requiring effective thermal management.  Typical customer and market demands include products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as they work to ensure compliance with increasingly stringent global emissions, fuel economy and energy efficiency requirements.  Our Company’s heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring highly valued, customized solutions to our customers.

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine.  Mr. Modine’s “Turbotube” radiators became standard equipment on the famous Ford Motor Company Model T.  When he died at the age of 95, A.B. Modine had personally been granted a total of 120 U.S. patents for his heat transfer innovations.  The standard of innovation exemplified by A.B. Modine remains the cornerstone of Modine today.

Terms and Year References

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to a particular year mean the fiscal year ended March 31 of that year, unless indicated otherwise.

Business Strategy and Results

Modine focuses on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers.  We are committed to enhancing our presence around the world and serving our customers where they are located.  We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal management problems.

Modine’s strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, both technically and commercially, and partnering with customers to deliver the right products in the right markets.  Modine’s top five customers are in three different markets – automotive, truck, and off-highway – and our ten largest customers accounted for 56 percent of our fiscal 2014 sales, compared to 59 percent in fiscal 2013.  In fiscal 2014, 66 percent of total sales were generated from customers outside of the U.S., 56 percent of which were generated by Modine’s foreign operations and 10 percent of which were generated by exports from the U.S.  In fiscal 2013, 61 percent of total sales were generated from customers outside of the U.S., with 54 percent generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2012, 64 percent of total sales were generated from customers outside of the U.S., with 58 percent generated by foreign operations and 6 percent generated by exports from the U.S.

During fiscal 2014, the Company reported consolidated net sales of $1.48 billion, a 7 percent increase from $1.38 billion in fiscal 2013.  Sales volume increases were seen across most of Modine’s end markets, including, in particular, the commercial vehicle and automotive markets.  Gross profit increased $29.6 million from $208.6 million in fiscal 2013 to $238.2 million in fiscal 2014, primarily as a result of sales volume improvements and favorable material costs year over year.  Selling, general and administrative (“SG&A”) expenses increased $15.4 million from fiscal 2013 to $181.7 million, primarily due to higher compensation-related expenses.

The Company has entered its final stages of its Europe restructuring program, which was initiated during fiscal 2013.  Since the commencement of the Europe restructuring program, the Company has recorded $26.1 million of asset impairment charges and $28.6 million of employee severance costs. During the fourth quarter of fiscal 2014, the Company approved the planned closure of its McHenry, Illinois manufacturing facility within its North America segment. This measure reflects the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

Operating income improved $37.8 million from fiscal 2013, primarily due to increased gross profit and lower impairment charges, partially offset by higher SG&A expenses.  In addition, at March 31, 2014, the Company reversed $119.2 million of its income tax valuation allowance as the need for a valuation allowance on certain U.S. deferred tax assets was eliminated.  This reversal drove a significant benefit from income taxes of $107.9 million during fiscal 2014.  As a result of the large income tax benefit and improved operating income, net earnings were $131.9 million, or $2.72 per diluted share during fiscal 2014.  These results compare to a net loss of $22.8 million, or $0.52 per diluted share during fiscal 2013.

A key metric by which the Company measures its performance is return on average capital employed (“ROACE”).  ROACE is defined as operating income, less impairment charges, restructuring expenses, certain other adjustments, income tax at a 30 percent rate, and earnings attributable to noncontrolling interest; divided by the average of debt plus Modine shareholders’ equity.  The Company has established a long-term goal of achieving ROACE of 15 percent.  ROACE is not a measure derived under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for any measure derived in accordance with GAAP.  Management believes that ROACE provides investors with helpful information about the Company’s performance, its ability to provide an acceptable return on capital, and its ability to fund future growth.  This measure may be inconsistent with similar measures presented by other companies.  The following schedule provides a reconciliation of ROACE to the most directly comparable financial measures calculated and presented in accordance with GAAP:

	Fiscal 2014	Fiscal 2013
Operating income (loss)	$37.2	$(0.6)
Restructuring expenses	16.1	17.0
Impairment charges	3.2	25.9
Other adjustments (a)	4.8	-
Subtotal	61.3	42.3
Tax applied at 30% rate	(18.4)	(12.7)
Noncontrolling interest	(1.5)	(1.4)
Operating income - adjusted	$41.4	$28.2

Divided by:
Average capital (debt + Modine shareholders' equity for the last two year-ends / divided by 2)	$509.3	$459.3

ROACE	8.1%	6.1%

(a)	Other adjustments primarily consist of $4.3 million of accelerated depreciation related to production equipment that is no longer used in Germany because of manufacturing process changes.

ROACE increased from 6.1 percent in fiscal 2013 to 8.1 percent in fiscal 2014.   This increase was primarily due to improved earnings, partially offset by an increase in average capital employed.  The reversal of the income tax valuation allowance on certain U.S. deferred tax assets contributed to the increase in average capital employed.

Products

The Company offers a broad line of products that are categorized as a percentage of net sales as follows:

	Fiscal 2014	Fiscal 2013
Modules/Assemblies*	26%	26%
Oil Coolers	15%	14%
EGR Coolers	12%	10%
Building HVAC	11%	11%
Charge Air Coolers	11%	12%
Condensers	9%	9%
Radiators	9%	10%
Other	7%	8%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

We compete with many manufacturers of heat transfer and HVAC products, some of which are divisions of larger companies.  The markets for the Company's products are increasingly competitive and have changed significantly in the past few years.  The Company's traditional OEM customers in the U.S. and Europe are faced with dramatically increased international competition and have expanded their worldwide sourcing of parts to compete more effectively with lower cost imports and have expanded their global footprint to compete in local markets.  Some of these market changes have caused the Company to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  As a result, we have expanded our geographic footprint, in part to allow us to more flexibly serve our OEM customers across the globe.  Our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support in new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for the Company.  It can also introduce risk to the extent that these requests come at a time when actual business awards are undefined.

Business Segments

The Company has assigned specific businesses to a segment based principally on defined markets and geographic locations.  Each operating segment is managed by a vice president or managing director and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources among our various businesses.  Financial information related to the Company’s operating segments is included in Note 21 of the Notes to Consolidated Financial Statements.

North America, South America, Europe, and Asia Segments

The continued globalization of the Company's OEM customer base has led to the necessity of viewing Modine’s strategic approach, product offerings and competitors on a global basis.  This trend offers significant opportunities for Modine with its market positioning, including presence in key global markets (U.S., Europe, Brazil, China, India, South Korea, Japan, Russia, and Mexico) and a global product-based organization with expertise to solve technical challenges.  Modine is recognized as having strong technical support, product breadth and the ability to support global standard designs for its customers.

The Company's main competitors, AKG Group, Mahle Behr, Dana Corporation, BorgWarner, Visteon Corporation, Denso Corporation, Delphi Corporation, T.Rad Co. Ltd., Tata Toyo, Valeo SA and TitanX, have a multi-regional or worldwide presence.  Increasingly, the Company faces heightened competition as these competitors expand their product offerings and manufacturing footprints through expansion into low cost countries and low cost country sourcing initiatives.  In addition, competitors from some of the low cost regions are expanding their presence in OEM markets in their home countries and abroad.

The North America, South America, Europe, and Asia segments represent the Company’s original equipment segments and serve the following markets:

Commercial Vehicle

Products – Powertrain cooling (engine cooling modules, radiators, charge air coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and auxiliary coolers (transmission and retarder oil coolers and power steering coolers)

Customers – Commercial, medium- and heavy-duty truck and engine manufacturers; bus and specialty vehicle manufacturers

Market Overview – After a slow start in fiscal 2014, the North America commercial vehicle market is starting to show signs of improvement.  During the first half of fiscal 2014, North America truck makers paced their production to keep backlog in line with low order volumes.  Freight fundamentals suggest solid underlying freight demand and improved profits for truck fleets, although these gains may be offset by the introduction of new government regulations.  New trucks in the U.S., Canada, and the Eurozone are notably more expensive, but have improved fuel economy.  Truck buyers making initial capital outlays will expect to begin experiencing improved fuel economy and reduced fuel expenses.  As fleets become accustomed to this paradigm shift, orders are expected to increase.  These market conditions, coupled with older truck fleets and tight shipping capacity, are expected to result in year over year increases in North America truck production.  Following the pre-buy of Euro 5 truck platforms in Europe during fiscal 2014, we anticipate slower commercial vehicle orders of the new Euro 6 platform during the first part of fiscal 2015, partially offset by improved economic conditions.

Other trends influencing the market include a recent call by global commercial vehicle manufacturers to standardize U.S., Canada, and Eurozone emission regulations.  If the global truck OEMs are successful, this will lead to further consolidation of our customer base and competitors as they leverage higher volumes, consolidate development costs, and rationalize distribution channels.   Additionally, truck makers are looking to alternative powertrains and fuels, vehicle electrification, waste heat recovery and other technologies to improve fuel economy.

OEMs continue to expect greater supplier support and seek new technology solutions at a competitive price for their thermal management needs.  In general, this creates a challenge to the supply base, but it is also an opportunity for suppliers who develop effective solutions.

Global standardization, fuel economy and emissions regulations are driving the advancement of product development worldwide and creating demand for incremental thermal transfer products that Modine is well positioned to support.

Primary Competitors – Mahle Behr; TitanX; T.Rad Co. Ltd.; BorgWarner; and Tata Toyo

Off-Highway

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge air coolers, fuel coolers, oil coolers); auxiliary coolers (power steering coolers and transmission oil coolers); and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers)

Customers – Construction, agricultural, and mining equipment and engine manufacturers and industrial manufacturers of material handling equipment, generator sets and compressors

Market Overview – The U.S. agricultural market has recently been at relatively high levels.  Concerns going forward include higher used equipment inventories suppressing new equipment sales, lower commodity prices, the absence of tax benefits, and expected higher interest rates.  We expect the global agricultural market to recede slightly as well.  Many mining equipment buyers continued to cut capital investment plans as it appears this market is progressing through a multiple year cycle of demand declines.  Mining equipment markets were flat-to-depressed in fiscal 2014, but we anticipate some improvement later in fiscal 2015, especially in the U.S.  The construction market is mixed by region and segment; we expect a year over year improvement in Europe as the Eurozone economic conditions improve.

Overall market trends include a migration toward global machine platforms, driving the multi-region assembly of a common design platform.  OEMs often prefer global suppliers with local production capabilities.  Modine is recognized as having strong technical support, product breadth, and the ability to support global standard designs and local manufacturing operations for its customers.

Primary Competitors – Adams Thermal Systems Inc.; AKG Group; Denso Corporation; Zhejiang Yinlun Machinery Co., Ltd.; ThermaSys Corp.; Doowon; Donghwan; TRad Co. Ltd.; Mahle Industrial Thermal Systems; KALE OTO RADYATÖR; and RAAL

Automotive

Products – Powertrain cooling (engine cooling assemblies, radiators, condensers, charge air coolers, auxiliary cooling (power steering coolers and transmission oil coolers), component assemblies, radiators for special applications), on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and battery cooling (layered core battery chillers)

Customers – Automobile, light truck, and motor sport vehicle and engine manufacturers

Market Overview – The automotive market improved as we progressed through fiscal 2014 and we expect to see that trend continue in fiscal 2015.  Structurally, the automotive market is beginning to move away from traditional internal combustion engines to alternative powertrains such as electric, hybrid, or fuel cell.  This shift increases the thermal requirements for these vehicles and Modine has positioned itself to capitalize on this by applying new product platforms in response.  We expect our global automotive market production to increase in fiscal 2015 if Eurozone economic conditions improve and China volumes increase with new product launches.

Primary Competitors – Mahle Behr; Dana Corporation; Delphi Corporation; Denso Corporation; Visteon Corporation; Showa; BorgWarner; and Valeo SA

Commercial Products

Products – Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high intensity and low intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof mounted direct- and indirect-fired makeup air units; commercial packaged rooftop ventilation units; unit ventilators; single packaged vertical units; geothermal and water-source heat pumps; precision air conditioning units for data center applications; air-handling units; chillers; ceiling cassettes; and condensing units

Customers – Mechanical contractors; HVAC wholesalers; installers; and end users in a variety of commercial and industrial applications, including banking and finance, data center management, education, hospitality, telecommunications, entertainment arenas, hotels, restaurants, hospitals, warehousing, manufacturing, and food and beverage processing

Market Overview – The North American heating market experienced significant volume increases during fiscal 2014, driven by a prolonged, severely cold winter and a slowly improving economy.  We expect the North American heating market to decline slightly in fiscal 2015, however, unless another extremely cold winter is experienced.  We anticipate market demand for our data center cooling, ventilation, and geothermal heat pump products to increase in fiscal 2015.  Continued growth in global computing power, coupled with increasing requirements for energy efficiency and green solutions, will continue to drive increased demand for our data center cooling products, especially our high-density and free-cooling solutions.  Likewise, a steadily-improving economy, improvement in construction markets, and energy efficiency legislation is expected to drive increased demand for our ventilation and geothermal products.

Primary Competitors – Lennox International Inc. (ADP); ABB (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); Bard Manufacturing; and Aaon, Inc.

Geographical Areas

We maintain administrative organizations in four regions - North America, South America, Europe, and Asia - to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States	Brazil	Austria	China	Dubai
Mexico		Germany	India	South Africa
		Hungary	Japan
		Italy	South Korea
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

Exports

The Company exports products from North America to foreign countries.  Export sales from the U.S. as a percentage of net sales were 10 percent for fiscal 2014, 7 percent for fiscal 2013, and 6 percent for fiscal 2012.

Modine believes its international presence has positioned the Company to share profitably in the anticipated long-term growth of the global vehicular, commercial, industrial, and building HVAC markets.  Modine is committed to increasing its involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to the Company's foreign and domestic operations is included in Note 21 of the Notes to Consolidated Financial Statements.

Customer Dependence

The Company’s ten largest customers accounted for 56 percent of the Company's sales in fiscal 2014.  These customers, listed alphabetically, were: BMW; Caterpillar; Daimler AG; Deere & Company; Denso Corporation; Ford Motor Co.; MAN SE; Navistar; Volkswagen AG; and Volvo.  In fiscal 2014 and 2013, Daimler AG was the only customer that accounted for 10 percent or more of total Company sales.  In fiscal 2012, no one customer accounted for 10 percent or more of total Company sales.  Generally, products are supplied to our customers on the basis of individual purchase orders received from them.  When it is in the customer's and the Company's best interests, the Company utilizes long‑term sales agreements to minimize investment risks and provide the customer with a proven source of competitively priced products.  These contracts are, on average, three years in duration and may include built-in pricing adjustments.

Backlog of Orders

The Company's operating units maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2015 and beyond.

Raw Materials

Aluminum, nickel and steel are purchased from several domestic and foreign suppliers.  In general, the Company does not rely on any one supplier for these materials which are, for the most part, available from numerous sources in quantities required by the Company.  The supply of copper and brass material is highly concentrated between two global suppliers.  The Company normally does not experience material shortages and believes that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  Metals pricing with the Company’s raw material and major fabricated component suppliers are typically adjusted on a quarterly basis.  When possible, we have made material pass-through arrangements with key customers, which allow us to pass material cost increases and decreases to our customers.  However, where these pass-through arrangements are utilized, there can be a time lag between the time of the material price increase or decrease and the time of price adjustment.  This time lag can range from three months to one year.

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

Research and Development

The Company remains committed to its vision of creating value through technology and innovation.  We focus our R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the commercial vehicle, automotive, construction, agricultural, industrial and building HVAC industries.  Our products and systems typically are aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent global emissions and energy efficiency requirements.  Our Company’s heritage includes depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to customers at the best value.

R&D expenditures were $62 million, $68 million, and $70 million in fiscal 2014, 2013, and 2012, respectively.  Over the last three years, R&D expenditures have been between 4 and 5 percent of sales.  This level of investment reflects our continued commitment to R&D in an ever-changing market.  To achieve efficiencies and lower development costs, Modine’s R&D groups work closely with our customers on special projects and system designs.  Recent R&D projects have included development of waste heat recovery systems for major U.S.-based engine and truck manufacturers in conjunction with the U.S. Department of Energy to help these manufacturers meet ever-increasing demands for emissions reduction, while simultaneously improving powertrain efficiency and, thus, fuel economy.  Other projects include next generation aluminum radiators for the commercial vehicle, agricultural and constructions markets, and EGR technology, which enable our customers to efficiently meet tighter regulatory emissions standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine, and building HVAC products.  The Company is also involved with several industry, university, and government-sponsored research organizations that conduct research and provide data on technical topics of interest to the Company for practical applications in the markets we serve.  During fiscal 2014 and 2013, the Company received reimbursements from government sponsored organizations of $1 million and $2 million, respectively.

We continue to identify, evaluate and engage in external research projects that complement strategic internal research initiatives in order to further leverage the Company’s significant thermal technology expertise and capability.

Quality Improvement

Through Modine’s global Quality Management System (“QMS”), the manufacturing facilities in our North America, Europe, South America and Asia segments are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services from every Modine facility.  While customer expectations for performance, quality and service have risen continuously over the past years, our QMS has allowed us to drive improvements in quality performance and enabled the ongoing delivery of products and services that meet or exceed customer expectations.

The global QMS operates within the context of the Modine Operating System (“MOS”), which focuses on well-defined improvement principles and leadership behaviors to engage our teams in driving rapid improvements.  Sustainable and systematic continuous improvement is driven throughout all functional areas and operating segments of the organization by the principles, processes and behaviors that are core to these systems.

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

In fiscal 2014, Modine’s carbon emissions resulting from its on-site use of natural gas and propane, and from its use of electricity generated by off-site sources, decreased by six percent (normalized for sales) compared to the prior year.  We will continue to identify and implement carbon reduction opportunities when feasible to do so.

Modine’s consumption of water decreased nine percent, saving nine million gallons of water in fiscal 2014. This decrease is a continuation of a sustained improvement over the past six years, during which time the Company’s water use has decreased 38 percent.  In fiscal 2014, Modine consumed 58 million gallons of water less than it did in fiscal 2008. As in previous years, Modine continues to systematically identify opportunities and implement measures to reduce waste and conserve natural resources within the structure of its EMS.

Modine's commitment to environmental stewardship is reflected in its reporting of chemical releases as monitored by the United States Environmental Protection Agency's Toxic Chemical Release Inventory program.  The Company's U.S. locations decreased their reported chemical releases by 97 percent over the 10-year period from 2002 to 2012. This long-term improvement is the result of Modine’s improved manufacturing efficiencies and transition to more environmentally friendly manufacturing technologies and raw materials.

Modine’s product portfolio reflects its sense of environmental responsibility.  The Company continues its development and refinement of environmentally friendly product lines including oil, fuel, and EGR coolers for diesel applications, light weight and high performance powertrain cooling heat exchangers, and its Advanced Cooling System technology. These products provide increased fuel economies and enable combustion technologies that reduce harmful gas emissions. Modine’s Commercial Products segment offerings, including the Airedale Schoolmate geo-thermal heat pump, the Effinity93, the most efficient gas-fired unit heater in North America, and the AtherionTM Commercial Packaged Ventilation System, are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs. Modine’s Geofinity products feature innovative geothermal heat pump technologies providing energy savings and reduced carbon emissions during both the heating and cooling seasons.

An obligation for remedial activities may arise at our facilities due to past practices or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where the Company is a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Three of the Company's currently owned manufacturing facilities and one formerly owned property have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities for investigative work and remediation at sites in the United States, Brazil, and the Netherlands totaled approximately $5 million at March 31, 2014.

Modine recorded a fiscal 2014 global Recordable Incident Rate (“RIR”), which represents the number of injuries per 100 full-time workers as defined by OSHA, of 1.59, representing a ten percent year over year improvement. Modine’s long-term safety performance as indicated by RIR improved 21 percent over the past five years, with 34 percent fewer injuries in fiscal 2014 when compared to fiscal 2009.  Modine has consistently out-performed the private-industry RIR average which, by comparison, was 3.20 in 2012, greater than double that of Modine’s.

Modine’s behavior-based safety program is a proactive, global effort that not only seeks to correct at-risk behaviors, but also positively reinforce safe behaviors. Modine’s behavior-based safety program represents the Company’s commitment to a continually improving safety culture.

Employees

The Company employed approximately 6,900 persons as of March 31, 2014.

Seasonal Nature of Business

The Company’s overall operating performance generally is not subject to a significant degree of seasonality as sales to OEM customers are dependent upon market demand for new vehicles.  Our Commercial Products segment experiences some seasonality since the demand for HVAC products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  Generally, sales volume within the Commercial Products segment is stronger in our second and third fiscal quarters, corresponding with demand for heating products.

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

We are entering the final stages of a restructuring program within our Europe segment.  Successful implementation of the program’s initiatives, and in particular the consolidation of two German manufacturing facilities into one, is critical to our future competitiveness and our ability to improve our profitability within that segment and across Modine as a whole.

Challenges of Product Launches

We are in the midst of launching a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  The Company commits significant time and financial resources to ensure the successful launch of new products and programs.  Managing the product launch process is difficult because we are launching many new products and programs in each segment of the Company.  Due to this launch activity, we need to appropriately deploy our operational and administrative resources to take advantage of this increase in our business.  If we do not successfully launch the products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in production inefficiencies or long-lived asset impairment charges.

Complexities of Global Presence

We are subject to risks related to our international operations.

We have manufacturing and technical facilities located in North America, South America, Europe, Asia, and Africa.  In fiscal 2014, 56 percent of our sales were from non-U.S. operations.  Consequently, our global operations are subject to numerous risks and uncertainties, including changes in monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, and international terrorism.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

Reliance upon Technology Advantage

If we cannot differentiate ourselves from our competitors with our technology, our existing and potential customers may seek lower prices and our sales and earnings may be adversely affected.

Price, quality, delivery, technological innovation, and application engineering development are the primary elements of competition in our markets.  If we fail to keep pace with technological changes and cannot differentiate ourselves from our competitors with our technology or to provide high quality products and services, we may experience price erosion, lower revenues, and lower margins.  Significant technological developments by others also could adversely affect our business and results of operations.

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

Claims and Litigation

We may incur material losses and costs as a result of warranty and product liability claims and litigation.

We are exposed to warranty and product liability claims in the event that our products fail to perform as expected, and we may be required to participate in a recall or other field campaign of such products.  Many of our OEM customers have extended warranty protection for their vehicles, putting pressure on the supply base to extend warranty coverage as well.  Historically, we have experienced relatively low warranty charges from our customers due to our contractual arrangements and the quality, reliability and durability of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and/or financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business and results of operations.

Information Technology Systems

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions.  A substantial disruption in our information technology systems for a prolonged time period or a material breach of our information security, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, adversely affecting our customer service and relationships as well as our reputation.  Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas and there can be no assurance that we will avoid material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously owned or used property, properties owned by unrelated companies, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other requirements that may be adopted or imposed in the future.

We are currently working with environmental consultants to remediate groundwater contamination at our facility in Brazil that has, over a period of years, migrated to neighboring properties, and subsurface contamination at our former manufacturing facility in the Netherlands.  Remediation of these contaminations could result in potentially significant expenditures.  See Note 19 of the Notes to Consolidated Financial Statements for further discussion.

B.            MARKET RISKS

Customer and Supplier Matters

Our OEM business, which accounts for approximately 86 percent of our business currently, is dependent upon the health of the customers and markets we serve.

We are highly susceptible to downward trends in the markets we serve because our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other factors as well as by customer-specific issues.  Any significant decline in production levels for current and future customers could result in long-lived asset impairment charges and would reduce our sales and adversely impact our results of operations and financial condition.

If we were to lose business with a major OEM customer, our revenue and profitability could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause the Company’s revenue and profitability to suffer.  We principally compete for new business both during the initial development of new models and upon the redesign of models by our major customers.  New model development generally begins two to five years prior to the marketing of such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

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

Fluctuations in costs of materials (including steel, copper, aluminum, nickel, other raw materials and energy) could place significant pressure on our results of operations.

Increases in the costs of materials could have a significant effect on our results of operations and on those of others in our industry.  We have sought to alleviate the risk of increasing costs by including material pass-through provisions in our contracts with our customers.  Under these arrangements, we can pass material cost increases and decreases to our customers.  However, where these pass-through arrangements are utilized, there can be a time lag between the time of the material increase or decrease and the time of the pass-through.  This time lag can range between three months and one year.  To further mitigate the Company’s exposure to fluctuating material prices, we have entered into forward contracts from time to time to hedge a portion of our forecasted aluminum and copper purchases.  However, the hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other items previously paid directly by OEMs.  OEM customers often request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the product.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our profitability.

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

Competitive Environment

The Company faces strong competition.

The competitive environment has changed dramatically over the past few years as our traditional OEM customers, faced with intense international competition, have expanded their sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies. Increased competition could adversely affect our business and our results of operations.

Exposure to Foreign Currencies

As a global company, we are subject to foreign currency rate fluctuations, and a significant movement between the U.S. dollar and the euro and Brazilian real, in particular, could have an adverse effect on our profitability.

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

The Company has several defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The domestic plans have an unfunded balance of $53 million.  During fiscal 2015, we anticipate making funding contributions totaling approximately $9 million related to these domestic plans.   Changes in actuarial assumptions, including applicable mortality rate tables, could have a significant impact on benefit obligations of and funding requirements for these plans.  If significant additional funding contributions are necessary, this could have an adverse impact on our liquidity position.

D.            STRATEGIC RISK

Growth Strategies

Inability to identify and execute acquisitions may adversely impact our business and operating results.

We expect to pursue growth opportunities through acquisitions and business ventures.  There can be no assurance that we will be able to identify attractive targets and successfully complete transactions in the future.  If we are unable to complete additional acquisitions, our growth may be limited.  Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

We operate manufacturing facilities in the United States and certain foreign countries.  The Company's world headquarters, including general offices, and laboratory, experimental and tooling facilities are located in Racine, Wisconsin.  Additional technical support functions are located in Bonlanden, Germany; Sao Paulo, Brazil; Leeds, United Kingdom; and Changzhou, China.

The following table sets forth information regarding our principal properties as of March 31, 2014.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
North America Segment
Lawrenceburg, TN	353,800 sq. ft.	Manufacturing	143,800 Owned; 210,000 Leased
Nuevo Laredo, Mexico	288,500 sq. ft.	Manufacturing	Owned
Jefferson City, MO	220,000 sq. ft.	Manufacturing	162,000 Owned; 58,000 Leased
Washington, IA	165,400 sq. ft.	Manufacturing	148,800 Owned; 16,600 Leased
McHenry, IL	164,700 sq. ft.	Manufacturing	Owned
Trenton, MO	159,900 sq. ft.	Manufacturing	Owned
Joplin, MO	139,500 sq. ft.	Manufacturing	Owned
Laredo, TX	45,000 sq. ft	Warehouse	Leased

Europe Segment
Bonlanden, Germany	262,200 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft.	Manufacturing	Owned
Pontevico, Italy	150,700 sq. ft.	Manufacturing	Owned
Mezökövesd, Hungary	146,500 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	125,900 sq. ft	Manufacturing	48,400 Owned; 77,500 Leased
Wackersdorf, Germany	109,800 sq. ft.	Assembly	Owned
Kirchentellinsfurt, Germany	107,600 sq. ft.	Manufacturing	Owned
Uden, Netherlands	90,300 sq. ft.	Manufacturing	61,900 Owned; 28,400 Leased
Neuenkirchen, Germany	76,400 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,300 sq. ft.	Manufacturing	Leased

South America Segment
Sao Paulo, Brazil	342,900 sq. ft.	Manufacturing & technology center	Owned

Asia Segment
Chennai, India	118,100 sq. ft.	Manufacturing	Owned
Changzhou, China	107,600 sq. ft.	Manufacturing	Owned
Shanghai, China	80,300 sq. ft.	Manufacturing	Leased
Cheonan, South Korea	46,300 sq. ft.	Manufacturing (Joint Venture)	Leased

Commercial Products Segment
Leeds, United Kingdom	269,100 sq. ft.	Administrative & manufacturing	Leased	(a)
Leeds, United Kingdom	104,400 sq. ft.	Administrative & manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	55,700 sq. ft.	Manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	27,200 sq. ft.	Warehouse	Leased (temporary)	(a)
Consett, United Kingdom	30,000 sq. ft	Administrative & manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft	Manufacturing	Leased
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	92,800 sq. ft.	Manufacturing	Owned

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

(a)	The Leeds, United Kingdom facility suffered significant destruction as a result of a fire on September 6, 2013. We are currently planning for the reconstruction of the facility and have transferred operations to other temporarily-leased facilities in Leeds, United Kingdom, which have been included in the table above. See Note 2 of the Notes to Consolidated Financial Statements for further information.

With the exception of the Leeds, United Kingdom facility that suffered significant destruction caused by fire (see (a) above), we consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and the Company’s needs.

ITEM 3.   LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age (as of March 31, 2014), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Scott L. Bowser	49
Regional Vice President – Asia (July 2012 – Present); Regional Vice President – Americas (March 2009 – July 2012); Managing Director – Modine Brazil (April 2006 – March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 – 2001).  Prior to joining Modine, Mr. Bowser held positions at The Pierce Company.

Thomas A. Burke	56
President and Chief Executive Officer (April 2008 – Present); Executive Vice President and Chief Operating Officer (July 2006 – March 2008); and Executive Vice President (May 2005 – July 2006).  Prior to joining Modine in May 2005, Mr. Burke held positions at Ford Motor Company and Visteon Corporation.

Margaret C. Kelsey	49
Vice President, Legal and Corporate Communications, General Counsel and Secretary (April 2014 – present); Vice President, General Counsel and Secretary (November 2008 – March 2014); Vice President Corporate Strategy and Business Development (May 2008 – October 2008); Vice President - Finance, Corporate Treasury and Business Development (January 2007 – April 2008); Corporate Treasurer & Assistant Secretary (January 2006 – December 2006); Senior Counsel & Assistant Secretary (April 2002 – December 2005); Senior Counsel (April 2001 – March 2002).  Prior to joining the Company in 2001, Ms. Kelsey was a partner with the law firm of Quarles & Brady LLP.

Michael B. Lucareli	45
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

Thomas F. Marry	53
Executive Vice President and Chief Operating Officer (February 2012 – Present); Executive Vice President – Europe, Asia and Commercial Products Group (May 2011 – February 2012); Regional Vice President – Asia and Commercial Products Group (November 2007 – May 2011); Managing Director – Powertrain Cooling Products (October 2006 – October 2007); General Manager – Truck Division (2003 – 2006); Director – Engine Products Group (2001 – 2003); Manager – Sales, Marketing and Product Development (1999 – 2001); Marketing Manager (1998 – 1999).  Prior to joining Modine, Mr. Marry held positions at General Motors, Robert Bosch and Milwaukee Electric Tool.

Matthew J. McBurney	44
Vice President, Commercial Products Group (CPG) (May 2011 – Present); Director, CPG – North America (June 2007 – May 2011); Business and Product Development Manager – CPG (November 2006 – June 2007); Business Development Manager – CPG (May 2006 – October 2006); Plant Superintendent at the Company’s Richland, SC plant (November 2003 – May 2006); Program Manager - Automotive (March 2000 – November 2003). In addition, from 1992 through 2000, Mr. McBurney held various engineering positions at the Company.  Prior to joining Modine, Mr. McBurney was a Production Manager for Avenue International Radiator, Inc.

Holger Schwab	49	Regional Vice President – Europe (July 2012 – Present). Prior to joining Modine, Mr. Schwab held various leadership positions at Valeo in North America and Europe and at Thermal Werke.

Scott D. Wollenberg	45
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

Executive Officer positions are designated in Modine's Bylaws and the persons holding these positions are elected annually by the Board, generally at its first meeting after the annual meeting of shareholders in July of each year.  In addition, the Officer Nomination and Compensation Committee of the Board may recommend and the Board of Directors approve promotions and other actions with regard to executive officers at any time during the fiscal year.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is listed on the New York Stock Exchange.  The Company's trading symbol is MOD.  The table below shows the range of high and low closing sales prices for the Company's common stock for fiscal 2014 and 2013.  As of March 31, 2014, shareholders of record numbered 2,903.

	Fiscal 2014		Fiscal 2013
Quarter	High	Low	High	Low
First	$11.15	$8.68	$9.10	$5.50
Second	14.78	10.88	8.23	5.80
Third	15.17	11.92	8.31	6.14
Fourth	15.69	10.79	9.63	8.02

The Company did not pay dividends during fiscal 2014 or 2013.  The Company is permitted under its debt agreements to pay dividends on its common stock subject to certain restrictions based on the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The Company currently does not intend to pay dividends in fiscal 2015.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on the Company’s common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2009	2010	2011	2012	2013	2014
Modine Manufacturing Company	$100	$449.60	$645.60	$353.20	$364.00	$586.00
Russell 2000 Index	100	162.76	204.75	204.37	237.69	296.87
S&P MidCap 400 Industrials Index	100	164.47	220.60	226.70	282.20	348.57

ITEM 6.   SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2014	2013	2012	2011	2010

Net sales	$1,477.6	$1,376.0	$1,577.2	$1,448.2	$1,162.6
Earnings (loss) from continuing operations	131.9	(22.8)	38.0	8.3	(22.8)
Total assets	1,032.3	818.8	893.5	917.7	841.6
Long-term debt - excluding current portion	131.2	132.5	141.9	138.6	136.0
Earnings (loss) per share from continuing operations - basic:	2.75	(0.52)	0.81	0.18	(0.58)
Earnings (loss) per share from continuing operations - diluted:	2.72	(0.52)	0.80	0.18	(0.58)

The following factors impact the comparability of the selected financial data presented above:

•	During fiscal 2014, the Company reversed $119.2 million of U.S. deferred tax asset valuation allowances. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2014, 2013, 2012, 2011, and 2010, the Company recorded long-lived asset impairment charges of $3.2 million, $25.9 million, $2.5 million, $3.5 million, and $6.5 million, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2014 and 2013, the Company incurred $16.1 million and $17.0 million, respectively, of restructuring expenses. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2011, the Company recognized total costs of $19.9 million for the early extinguishment of debt and the write-off of unamortized debt issuance costs. During fiscal 2010, the Company recognized a prepayment penalty of $3.5 million related to a partial pay down of debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Strategic Plan

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 16 countries, and with approximately 6,900 employees worldwide.

Our products are in light-, medium- and heavy-duty vehicles, commercial heating, ventilation and air conditioning (“HVAC”) equipment, refrigeration systems and off-highway and industrial equipment.  Our broad product offerings include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, and building HVAC equipment.

Company Strategy

Our goal is to grow profitably as a leading, global provider of thermal management technology to a broad range of on-highway, off-highway, industrial and building HVAC end markets.  We expect to achieve this goal over the long term through both organic growth and selective acquisitions.  We focus on:

•	Development of new products and technologies for diverse geographic and end markets;
•	A rigorous strategic planning and corporate development process; and
•	Operational and financial discipline to ensure improved profitability and long-term stability.

We have established the following Enduring Goals in order to guide our day-to-day actions:

•	To be the fastest improving company in our industry;
•	To achieve a 10 percent annual growth rate in revenue;
•	To attain a 15 percent consolidated ROACE; and
•	To build a more diversified business model.

Development of New Products and Technology

Our ability to develop new products and technologies based on our building block strategy for new and emerging markets is one of our competitive strengths.  Under this strategy, we focus on creating core technologies that can form the basis for multiple products and product lines.  We own two global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin and Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a Company strength valued by our customers.

We continue to benefit from relationships with customers that recognize the value of having us participate directly in product design, development and validation.  This has resulted, and is expected to continue to result, in strong, long-term customer relationships with companies that value partnerships with their suppliers.

Strategic Planning and Corporate Development

We employ both short-term (one year) and longer-term (five-to-seven year) strategic planning processes, enabling us to continually assess our opportunities, competitive threats, and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities.  We continuously look for and take advantage of opportunities to advance our position as a global leader, by expanding our geographic footprint and by expanding into adjacent and new end markets and product areas – all with a focus on thermal management technologies.  This process allows us to identify product and market gaps, develop new products and make additional investments to fill those gaps.  Examples resulting from this process include our recent acquisitions within our Commercial Products segment of Barkell Limited (“Barkell”), which provides us with an expanded product offering in the commercial ventilation market, and Geofinity Manufacturing Company (“Geofinity”), which provides us with a product line of innovative geothermal heat pumps. See Note 3 of the Notes to the Consolidated Financial Statements for further information regarding these acquisitions.

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

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term. Particular emphasis is given to working capital improvement and prioritization of capital for investment and disposals.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2014 was based upon return on average capital employed (“ROACE”) and free cash flow, driving our singular focus on alignment of management interests with shareholders’ interests in our capital allocation and asset management decisions.  In addition, we provide a long-term incentive compensation plan for officers and certain employees to attract, retain, and motivate employees who directly impact the long-term performance of the Company.  The plan is comprised of stock options, restricted stock awards, and performance stock awards.  The performance stock awards for the performance period from fiscal 2014 through 2016 are based upon three-year average ROACE, three-year average annual revenue growth, and Asia segment operating income at the end of the three-year performance period.

To aid in management’s focus on guiding the long-term strategies of the Company, we follow our Enduring Goals set forth above.  These long-term goals serve as a constant reminder to the management team when making strategic decisions as stewards of the Company.

Our Response to Recent Market Conditions

In response to the challenging business and market conditions facing us in Europe, we initiated our Europe restructuring program in fiscal 2013 and have entered the final stages of this program.   Our objectives of the Europe restructuring program have been:

•	Manufacturing realignment. We have focused on exiting certain product lines based on our global product strategy, transferring production and reducing headcount, with the goal of reducing manufacturing costs and improving gross margin.

•	SG&A expense reduction. Our Europe segment is committed to controlling their overall SG&A expenses and has implemented headcount reductions at the segment headquarters. Through this process, we are targeting annual expense savings of $7 million to $9 million as a result of the restructuring.

•	Improve segment earnings and reduce assets employed. During fiscal 2013, our Europe segment decided to exit certain non-manufacturing facilities. We are currently marketing these facilities for sale. During fiscal 2014, we decided to combine two manufacturing facilities in Germany into one, more competitive manufacturing operation.

In addition to the actions described above, the Company is also focused on global strategic growth opportunities.  During fiscal 2014, the Company acquired Barkell, a manufacturer of custom built air handling units. During fiscal 2013, the Company acquired Geofinity, a manufacturer of geothermal heat pumps of both water-to-water and water-to-air models. These acquisitions extended Modine’s product offerings in the Commercial Products segment.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a vice president or managing director and has separate financial results reviewed by our chief operating decision maker.  These results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.

North America (38 percent of fiscal 2014 revenues)

Our North America segment includes powertrain and engine cooling products and technologies that we provide to the on-highway and off-highway markets, including automobiles, Class 3-8 trucks, school and transit buses, motor homes and coaches, light trucks, recreational vehicles (e.g. motorcycles and all-terrain vehicles), agricultural, construction, mining, and industrial products (e.g. lift trucks, compressors, and power generation equipment). In addition, this segment also provides heat exchange components for the commercial refrigeration, residential and commercial heating, and air conditioning markets.

Overall, sales volume during fiscal 2014 increased slightly compared with the prior year.  The commercial vehicle truck market remained at relatively low replacement levels through the first three quarters of fiscal 2014.  This market showed some early signs of improvement in the fourth quarter of fiscal 2014, and we expect this improvement will continue into fiscal 2015 as freight volumes trend higher.   The automotive markets strengthened during the first half of fiscal 2014, and held at this stronger level through the remainder of the fiscal year.  We are anticipating that the automotive markets will remain at the current, strengthened levels into fiscal 2015.  The off-highway markets weakened during fiscal 2014.  The construction market remained weak throughout the year, and we are not anticipating a significant change during fiscal 2015, although there could be some upside opportunity if commercial construction improves.  The mining market remained weak throughout fiscal 2014, and we are not anticipating improvement in this market during fiscal 2015 as commodity prices are forecasted to remain at relatively low levels.  Agriculture markets weakened on lower crop output and less agriculture equipment investment in fiscal 2014.  We are not anticipating significant improvement in this market during fiscal 2015.

Our North America business will continue to focus on growing in the markets where its products and manufacturing footprint create a competitive advantage.  Our strategy includes reducing lead times in order to bring new and updated products to market, as well as offering a wider product breadth.  At the same time, we will focus on evolving existing product lines to meet targeted financial metrics.  Our objective is to balance our customer and program portfolio and pursue new business, including both organic and inorganic growth opportunities. We are aiming to improve our operating leverage through manufacturing improvements and a lower fixed cost structure.  This includes launching new programs efficiently as well as improving the utilization of our manufacturing footprint.  We recently approved the decision to close our manufacturing facility located in McHenry, Illinois.  Our manufacturing capacity is under-utilized at this facility and capacity exists in our remaining six manufacturing facilities to absorb its production volumes.  We expect to complete this closure over the next 18 months and benefit from annual savings from lower operating costs and improved scale efficiencies once the closure is complete.

Europe (39 percent of fiscal 2014 revenues)

Our Europe segment is primarily engaged in providing powertrain and engine cooling systems, as well as vehicular climate control components, to OEM end markets, including automotive, heavy duty and industrial, commercial vehicle, bus, and off-highway.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.

Economic conditions in Europe during fiscal 2014 remained relatively flat compared to the prior year.  Sales to the commercial vehicle market experienced moderate growth, primarily driven by the effect of Euro 5 pre-buys at the end of the calendar year and Euro 6 ramp-up volumes in the fourth quarter of fiscal 2014.  The off-highway market remained relatively flat during fiscal 2014, while the premium automotive market experienced moderate growth.  The Europe segment has been positively impacted by lower material prices, especially aluminum.  During fiscal 2014, we entered the final stages of our Europe restructuring program and began to consolidate two of our manufacturing facilities in Germany into one, more competitive facility.

We continue to focus on continuous improvement through the Modine Operating System, low-cost country sourcing, and cost containment.  We expect to continue to see price reduction pressure from our customers, along with ongoing increased global customer service expectations and competition from low-cost country competitors.  Our objective for the Europe restructuring program is to improve segment ROACE and strengthen our overall competitiveness. After the restructuring is complete, we believe the Europe segment will be well-positioned for improved long-term financial results, driven by a solid customer reputation for technology, service, and program management.

South America (8 percent of fiscal 2014 revenues)

Our South America segment provides products to the on-highway commercial vehicle and off-highway markets, including construction and agricultural applications and industrial application OEMs, primarily for power generation systems.  This segment also provides products to the South America aftermarkets for both automotive and commercial vehicle applications.  This segment manufactures radiators, charge air coolers, oil coolers, auxiliary coolers (transmission, hydraulic, and power steering), and engine cooling modules.

Economic conditions in Brazil remained relatively flat compared to the prior year; however, markets began to deteriorate in late fiscal 2014.  The Brazilian agricultural market experienced modest growth during the earlier part of the year, but has since shown declines.  The construction market remained relatively flat, due in part to delays in infrastructure investments by the Brazilian government.  Sales to the commercial vehicle market experienced moderate growth compared to the prior year, as a result of the effects of the pre-buy prior to the January 2012 change in government emission regulations.   Brazil aftermarket volumes also experienced positive growth during fiscal 2014.  Despite flat to moderate growth in the Brazil end markets, net sales during fiscal 2014 decreased compared to the prior year, primarily due to unfavorable foreign currency exchange rate changes.

We are expecting challenging market conditions in Brazil for the upcoming fiscal year.  We anticipate weakened demand from our OEM markets due to the overall slowing of the economy and higher interest rates.  In addition, we see a risk of decreased production due to Brazil hosting the World Cup this summer.  We do, however, anticipate that government finance and fleet renewal programs will support sales volume to the commercial vehicle and off-highway markets later in the fiscal year.  The recent economic slowdown in Brazil will require a focus on cost reductions to maintain profitability with the lower sales volume.

Asia (5 percent of fiscal 2014 revenues)

Our Asia segment provides powertrain cooling systems and engine products to customers in the commercial vehicle, off-highway, and automotive markets.

During fiscal 2014, Asia segment sales volume improved, primarily due to increased export sales from our India operations to European automotive customers and new program launches.  Production levels at our manufacturing facility in Chennai, India have increased since last year, and we expect this trend to continue for fiscal 2015.  Our manufacturing facilities in China are continuing to ramp up production as well.  Modine technology, performance, quality, and reputation have enabled us to win new engine products business in Asia.  Emissions standards in China and India have lagged behind Europe and North America.  As a result, some local on- and off-highway powertrain cooling customers focus on price versus technology.  In the future, we expect to see a shift in these markets towards higher performing, more durable products, which we expect to provide us with additional powertrain cooling opportunities; however, we expect the Asia markets to remain cost sensitive in the near term.

Our strategy in this segment is to accelerate growth and achieve profitability. Our focus is on securing new business and further diversifying our product offering and customer base, while continuing to control and reduce costs and increasing our asset utilization and manufacturing capabilities in China and India.  We plan to launch new automotive and commercial vehicle programs in fiscal year 2015 and 2016, which will complete the transition of our light assembly facility in Shanghai, China into an engine products-focused manufacturing facility.  We are well positioned to take on new programs.  We are also looking to increase revenue opportunities with our joint venture in South Korea.

Commercial Products (10 percent of fiscal 2014 revenues)

Our Commercial Products segment manufactures and distributes a variety of HVAC products, primarily for commercial building and related applications in North America, Europe, Asia, and South Africa. We sell our heating and cooling products through various channels to consulting engineers, contractors, and building owners for applications such as warehouses, repair garages, greenhouses, residential garages, schools, data centers, manufacturing facilities, hotels, restaurants, stadiums, and retail stores.  Our heating products include gas, electric, oil and hydronic unit heaters, low intensity infrared, and large roof-mounted direct and indirect fired makeup air units.  Our cooling products include single packaged vertical units and unit ventilators used in school room applications, precision air conditioning units used for data center cooling applications, air- and water-cooled chillers, ceiling cassettes, and roof top packaged ventilation units used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations including HVAC replacement, growth in data centers, and school renovations, as well as higher efficiency requirements are growth drivers for our building HVAC products.  In fiscal 2014, sales volume for our North American heating products improved, primarily as a result of the very cold winter months experienced in the U.S. Despite the fire during the second quarter of fiscal 2014, temporarily halting production at our Airedale facility in the U.K., we resumed production at temporary facilities during the third quarter and year over year sales volume improved.  We are currently reconstructing the facility that was destroyed by the fire and anticipate relocating operations to this new facility in fiscal 2016.

In fiscal 2014, we completed the acquisition of Barkell, a custom air handling company located in the U.K. This acquisition helps us expand both our product line and our sales channel in the U.K.  In addition, this will help us build on our success in the growing data center air conditioning market by providing innovative solutions, including adiabatic cooling.  In fiscal 2013, we acquired Geofinity, a manufacturer of geothermal heat pumps for both water-to-water and water-to-air models, extending Modine’s current geothermal heat pump product range beyond Airedale-branded school applications to a wider market. We integrated the production of Geofinity products into our West Kingston, Rhode Island facility to leverage our existing capabilities and resources to serve this growing market, both in the residential and commercial markets.

Outlook

For fiscal 2015, we anticipate modest improvements in some of our major end markets, partially offset by weakness in others.  We anticipate consolidated year over year sales to increase 3 to 8 percent.  We expect fiscal 2015 operating income of $65 million to $73 million and diluted earnings per share to be in the range of $0.63 to $0.73, excluding restructuring charges.  Diluted earnings per share will be impacted by higher income tax expense going forward, as a result of the reversal of the tax valuation allowance on certain U.S. deferred tax assets.

Consolidated Results of Operations

Fiscal 2014 net sales increased $102 million, or 7 percent, from fiscal 2013, primarily due to improved sales across all of our business segments, except South America, which was unfavorably impacted by foreign currency exchange rate changes.  The Company recorded $16 million of restructuring expenses and $3 million of impairment charges, primarily due to our restructuring program in Europe and the decision to close the McHenry, Illinois manufacturing facility.  As we have entered the final stages of our Europe restructuring program, we expect lower restructuring expenses in fiscal 2015.  In fiscal 2013, sales volume declined 13 percent due to an overall reduction across all of our business segments, primarily due to market weakness.  The Company recorded impairment charges of $26 million and restructuring expenses totaling $17 million in fiscal 2013, primarily due to our Europe restructuring program.

The following table presents consolidated financial results on a comparative basis for the fiscal years ended March 31, 2014, 2013, and 2012.

	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$1,478	100.0%	$1,376	100.0%	$1,577	100.0%
Cost of sales	1,240	83.9%	1,167	84.8%	1,321	83.7%
Gross profit	238	16.1%	209	15.2%	257	16.3%
Selling, general and administrative expenses	182	12.3%	166	12.1%	187	11.8%
Restructuring expenses	16	1.1%	17	1.2%	-	-
Impairment charges	3	0.2%	26	1.9%	2	0.1%
Operating income (loss)	37	2.5%	(1)	0.0%	68	4.3%
Interest expense	(12)	-0.8%	(13)	-0.9%	(12)	-0.8%
Other (expense) income – net	(1)	-0.1%	-	-	(7)	-0.5%
Earnings (loss) from continuing operations before income taxes	24	1.6%	(13)	-0.9%	48	3.1%
Benefit (provision) for income taxes	108	7.3%	(10)	-0.7%	(10)	-0.6%
Earnings (loss) from continuing operations	$132	8.9%	$(23)	-1.7%	$38	2.4%

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013:

Fiscal 2014 net sales increased $102 million, or 7 percent, from fiscal 2013, primarily due to an $86 million sales increase in our Europe segment, driven by sales volume improvements within the commercial vehicle and automotive markets.  In addition, net sales in our Asia, Commercial Products, and North America segments increased year over year.  Our South America segment net sales decreased, however, primarily due to unfavorable foreign currency exchange rate changes.

Gross profit increased $29 million to $238 million in fiscal 2014 from the prior year and gross margin improved 90 basis points to 16.1 percent, primarily due to higher sales volume and favorable material costs.

Fiscal 2014 SG&A expenses increased $16 million to $182 million from fiscal 2013, primarily due to higher compensation-related expenses, the reversal of a $2 million acquisition-related liability that reduced SG&A expenses in the prior year, and $1 million of costs directly related to the Airedale fire, partially offset by lower professional service expenses.

Restructuring expenses were $16 million and $17 million in fiscal 2014 and 2013, respectively, primarily due to employee severance costs related to our Europe restructuring program.  In addition, we recorded impairment charges during fiscal 2014 and 2013 of $3 million and $26 million, respectively, primarily related to our Europe restructuring actions.

Operating income of $37 million during fiscal 2014 represented a $38 million improvement from fiscal 2013.  This improvement was primarily due to higher gross profit on increased sales volume and favorable material costs and lower impairment charges, partially offset by higher SG&A expenses.

The Company’s benefit for income taxes was $108 million in fiscal 2014 compared to a provision for income taxes of $10 million in fiscal 2013.  The large benefit for income taxes in fiscal 2014 was primarily due to the reversal of U.S. income tax valuation allowances totaling $119 million.  The provision for taxes in foreign jurisdictions totaled $11 million and $10 million in fiscal 2014 and 2013, respectively.

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

Fiscal 2013 SG&A expenses decreased $21 million to $166 million from $187 million in fiscal 2012, primarily due to lower compensation-related expense and a $7 million favorable impact of foreign currency exchange rate changes.

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

The $7 million improvement in other expense from fiscal 2012 to fiscal 2013 was primarily due to a reduction of foreign currency exchange losses on intercompany loans and other obligations denominated in foreign currencies.

Despite the loss from continuing operations in fiscal 2013, the provision for income taxes remained flat at $10 million for fiscal 2013 and 2012.  This was primarily due to the income tax valuation allowances recorded in the U.S., Germany and China.

Segment Results of Operations

Segment financial results for fiscal 2013 and 2012 have been recast to conform to the fiscal 2014 presentation.  The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment, which totaled $9 million and $11 million for fiscal years 2013 and 2012, respectively.  There was no impact on the total Company financial results.

North America
	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$569	100.0%	$565	100.0%	$602	100.0%
Cost of sales	475	83.6%	484	85.6%	512	85.1%
Gross profit	94	16.4%	81	14.4%	90	14.9%
Selling, general and administrative expenses	50	8.6%	40	7.2%	42	6.9%
Restructuring expenses	1	0.2%	-	-	-	-
Impairment charges	1	0.2%	2	0.3%	-	-
Operating income	$42	7.4%	$39	6.9%	$48	8.0%

North America net sales increased $4 million, or 1 percent, from fiscal 2013 to fiscal 2014, and decreased $37 million, or 6 percent, from fiscal 2012 to fiscal 2013.  The fiscal 2014 increase in sales was primarily due to higher sales to automotive and commercial vehicle customers, partially offset by decreased sales to off-highway customers as economic conditions in that market remained relatively weak. The fiscal 2013 decrease in sales was primarily driven by overall weakness in our end markets and the wind-down of certain automotive and military programs.

Gross margin increased 200 basis points to 16.4 percent in fiscal 2014, primarily due to lower material costs.  The gross margin decline from fiscal 2012 to fiscal 2013 was primarily due to lower sales volume, partially offset by lower material costs.

SG&A expenses increased $10 million from fiscal 2013 to fiscal 2014, primarily due to higher compensation-related expenses and research and development costs.  The $2 million decrease in SG&A expenses in fiscal 2013 was primarily due to the favorable impact of cost reduction initiatives and lower pension expenses, partially offset by a $2 million reduction of a trade compliance liability in fiscal 2012.

During the fourth quarter of fiscal 2014, we approved a plan to close our McHenry, Illinois manufacturing facility.  As a result of the planned closure, we recorded $1 million of restructuring expenses, primarily related to severance costs, and $1 million of asset impairment charges.  We plan to transfer the current production at this facility to other existing North America manufacturing facilities over an 18-month period.  Impairment charges totaling $2 million in fiscal 2013 were recorded for idle facilities to reduce their carrying values to their estimated fair value less cost to sell.  These fiscal 2013 charges were due to weakness in the commercial real estate market.

Fiscal 2014 operating income of $42 million improved $3 million from $39 million in fiscal 2013, primarily due to increased gross profit, partially offset by higher SG&A expenses.  Fiscal 2013 operating income declined $9 million, primarily due to lower gross profit from lower sales volume.

Europe
	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$584	100.0%	$498	100.0%	$603	100.0%
Cost of sales	513	87.9%	437	87.7%	518	85.8%
Gross profit	71	12.1%	61	12.3%	85	14.1%
Selling, general and administrative expenses	44	7.6%	45	9.1%	57	9.5%
Restructuring expenses	15	2.6%	17	3.4%	-	-
Impairment charges	2	0.3%	24	4.8%	2	0.4%
Operating income (loss)	$10	1.6%	$(25)	-5.0%	$26	4.3%

Europe net sales increased $86 million, or 17 percent, from fiscal 2013 to fiscal 2014, primarily due to increased volume to commercial vehicle customers, higher tooling sales, and a $23 million favorable impact of foreign currency exchange rate changes.  The $105 million, or 17 percent, decrease in net sales from fiscal 2012 to fiscal 2013 was driven by the planned wind-down of the automotive module business, a slowdown in demand in the commercial vehicle and off-highway markets and a $34 million unfavorable impact of foreign currency exchange rate changes.

Gross profit increased $10 million, while gross margin declined 20 basis points to 12.1 percent in fiscal 2014 compared with the prior year.  The decline in gross margin was primarily due to a $5 million favorable customer pricing settlement in the prior year, $4 million of accelerated depreciation in fiscal 2014 for production equipment that is no longer used because of manufacturing process changes, and higher warranty expenses, partially offset by higher sales volume, improved product mix, and lower material costs. Gross margin declined 180 basis points to 12.3 percent from fiscal 2012 to fiscal 2013.  This decrease was primarily due to lower sales volume and costs associated with new program launches, partially offset by lower material costs.

SG&A expenses decreased $1 million from fiscal 2013 to fiscal 2014, primarily due to the favorable impact of restructuring actions completed to date and increased prototype and testing recoveries, partially offset by higher compensation-related expenses.  SG&A expenses decreased $12 million from fiscal 2012 to fiscal 2013, primarily due to a $5 million favorable impact of foreign currency exchange rate changes, lower compensation-related expenses, and a change in estimated unpaid value added tax (“VAT”) obligations.

Restructuring expenses decreased $2 million from fiscal 2013 to fiscal 2014, primarily due to lower severance costs related to our Europe restructuring program.

We recorded $2 million of impairment charges during fiscal 2014, primarily related to the planned closure of a facility in Germany as we combine two manufacturing facilities into one, more competitive manufacturing operation.  In addition, we recorded asset impairment charges totaling $24 million during fiscal 2013, primarily related to several facilities held for sale to reduce the carrying values to their estimated fair value, less cost to sell.

Operating income of $10 million in fiscal 2014 was an improvement of $35 million from fiscal 2013, primarily due to lower asset impairment charges related to several assets held for sale and increased sales volume driving higher gross profit.  The operating loss of $25 million in fiscal 2013 represents a $51 million decrease from operating income for fiscal 2012, primarily due to $24 million of asset impairment charges, $17 million of restructuring expenses, and lower gross profit on lower sales volume.

South America
	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$123	100.0%	$134	100.0%	$176	100.0%
Cost of sales	102	83.1%	111	83.2%	145	82.4%
Gross profit	21	16.9%	23	16.8%	31	17.6%
Selling, general and administrative expenses	13	10.8%	12	8.4%	21	11.7%
Operating income	$8	6.1%	$11	8.4%	$10	5.9%

South America net sales decreased $11 million, or 8 percent, in fiscal 2014, primarily due to a $14 million unfavorable impact of foreign currency exchange rate changes, partially offset by increased sales volume to commercial vehicle customers.   Net sales decreased $42 million, or 24 percent, from fiscal 2012 to fiscal 2013, primarily due to weakness in the commercial vehicle market following the pre-buy ahead of the January 1, 2012 change in emissions standards and an unfavorable impact of foreign currency exchange rate changes of $25 million.

Gross margin increased 10 basis points to 16.9 percent in fiscal 2014, while gross profit decreased $2 million, primarily due to a $2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $8 million from fiscal 2012 to fiscal 2013, primarily due to lower sales volume and a $4 million unfavorable impact of foreign currency exchange rate changes.

Fiscal 2014 SG&A expenses increased $1 million from fiscal 2013, primarily due to the reversal of a $2 million acquisition-related liability in the prior year and higher compensation-related expenses in fiscal 2014, partially offset by a $2 million favorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $9 million from fiscal 2012 to fiscal 2013, primarily due to the reversal of the $2 million acquisition-related liability, lower freight costs, and a $2 million favorable impact of foreign currency exchange rate changes.

Operating income decreased $3 million from fiscal 2013 to fiscal 2014, primarily due to lower gross profit on lower sales volume and increased SG&A expenses.  Operating income improved slightly from fiscal 2012 to fiscal 2013, primarily due to lower SG&A expenses, partially offset by the reduction in gross profit.

Asia
	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$72	100.0%	$60	100.0%	$84	100.0%
Cost of sales	63	87.5%	58	97.2%	76	90.6%
Gross profit	9	12.5%	2	2.8%	8	9.4%
Selling, general and administrative expenses	12	17.2%	11	17.6%	10	12.3%
Operating loss	$(3)	-4.7%	$(9)	-14.8%	$(2)	-2.9%

Asia net sales increased $12 million, or 20 percent, from fiscal 2013 to fiscal 2014, primarily due to higher sales volume in the automotive and off-highway markets.  Net sales decreased $24 million, or 29 percent, from fiscal 2012 to fiscal 2013, primarily due to a decrease in automotive module sales and a decline in the off-highway vehicular market, including lower excavator sales.

Gross profit increased $7 million and gross margin increased to 12.5 percent in fiscal 2014, primarily due to higher sales volume and ongoing cost control measures.  Gross margin declined to 2.8 percent in fiscal 2013 from fiscal 2012, primarily due to lower sales volume and costs associated with converting our Shanghai manufacturing facility to a high-volume oil cooler production facility.

SG&A expenses increased $1 million in fiscal 2014 and fiscal 2013, primarily due to our continued investment for growth in this segment.

The operating loss improved to $3 million in fiscal 2014, primarily due to higher gross profit on increased sales volume.  The operating loss increased to $9 million in fiscal 2013 from fiscal 2012, primarily due to lower gross profit on lower sales.

Commercial Products
	Years ended March 31,
	2014		2013		2012
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$146	100.0%	$139	100.0%	$142	100.0%
Cost of sales	103	70.4%	98	70.7%	100	70.1%
Gross profit	43	29.6%	41	29.3%	42	29.9%
Selling, general and administrative expenses	34	23.2%	31	22.1%	28	19.9%
Operating income	$9	6.4%	$10	7.2%	$14	10.0%

Commercial Products net sales increased $7 million, or 5 percent, from fiscal 2013 to fiscal 2014, primarily due to increased heating product sales in North America.  Our sales in fiscal 2014 were negatively impacted by the fire that destroyed our Airedale facility on September 6, 2013.  Net sales decreased $3 million, or 2 percent, from fiscal 2012 to fiscal 2013, primarily due to decreased sales volume in the United Kingdom as a result of weak economic conditions in the first half of fiscal 2013, partially offset by increased sales volume of heating products in North America.

Gross profit increased $2 million in fiscal 2014, primarily due to favorable product mix, which resulted in an increase in gross margin of 30 basis points to 29.6 percent.  Gross profit decreased $1 million from fiscal 2012 to fiscal 2013, primarily due to unfavorable product mix.

SG&A expenses increased $3 million from fiscal 2013 to $34 million in fiscal 2014, primarily due to higher compensation-related expenses, $1 million of non-recoverable costs directly related to the Airedale fire, and increased acquisition-related expenses. The Barkell acquisition, completed on February 28, 2014, provides us with a product line of custom air handling units and an expanded sales channel in the U.K. The increase in SG&A expenses from fiscal 2012 to fiscal 2013 included expenses associated with the acquisition of Geofinity.

Operating income decreased slightly from fiscal 2013 to fiscal 2014, primarily due to higher SG&A expenses, partially offset by higher gross profit.  Operating income decreased $4 million from fiscal 2012 to fiscal 2013, primarily due to increased SG&A expenses.

Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to our Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  Although production was temporarily halted, we have transferred operations to temporary facilities and are currently operating at near pre-fire capacity.  We expect construction of the new facility to begin in the second quarter of fiscal 2015 and anticipate relocating into the rebuilt facility during fiscal 2016.

We maintain insurance coverage for damage to the facility, equipment, inventory and other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  We believe that reimbursement from our insurance provider is probable for substantially all losses and expenses that are directly attributable to the fire, other than $1 million of charges during fiscal 2014, primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance.  We expect to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter in which such reimbursements are realized.  No reimbursements related to lost profits were recorded during fiscal 2014.  We expect to realize insurance reimbursements for lost profits related to fiscal 2014 in the first or second quarter of fiscal 2015.  See Note 2 of the Notes to the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operating activities, our cash and cash equivalents at March 31, 2014 of $87 million and our available borrowing capacity of $218 million under lines of credit provided by banks in the United States and abroad.  Because of the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at March 31, 2014 include approximately $17 million of advances from our insurance provider that remain to be spent for recovery and reconstruction costs.  We believe our sources of liquidity will be sufficient to satisfy future operating costs and capital expenditure requirements for our domestic and international operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2014 was $105 million, an increase of $56 million from $49 million in the prior year.  The increase in operating cash flows resulted from an increase in gross profit, partially offset by higher SG&A expenses, and improvements in working capital as compared to fiscal 2013.

Net cash provided by operating activities in fiscal 2013 was $49 million, an increase of $3 million from fiscal 2012.  In fiscal 2013, cash flows from operating activities were negatively impacted by a decline in gross profit, partially offset by lower SG&A expenses, and positively impacted by working capital changes during fiscal 2013 as compared to fiscal 2012.

We expect to be reimbursed by our insurance provider for substantially all losses and expenses that are directly related to the fire at our Airedale manufacturing facility, including costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

Capital Expenditures

Capital expenditures were $53 million for fiscal 2014, or $3 million higher than fiscal 2013 and $11 million lower than fiscal 2012.  In fiscal 2014, our capital spending primarily occurred in the Europe segment, which totaled $23 million, the North America segment, which totaled $19 million, and the South America segment, which totaled $6 million. Capital projects in fiscal 2014 primarily included tooling and equipment purchases in conjunction with program launches with customers in North America, Europe, and South America.

At March 31, 2014, we had capital expenditure commitments of $9 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with customers in North America and Europe.

Dividends

The Company did not pay dividends in fiscal 2014, 2013, or 2012.  We currently do not intend to pay dividends in fiscal 2015.

Debt

Our total debt outstanding was $164 million at March 31, 2014 and 2013.  During fiscal 2014, the Company entered into a $175 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced our then-existing $145.0 million revolving credit facility that would have expired in August 2014.  See Note 16 of the Notes to Consolidated Financial Statements for further information regarding our debt agreements.

Our current debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  Adjusted EBITDA is a non-GAAP metric that is not defined by generally accepted accounting principles (“GAAP”) and should not be considered an alternative to GAAP net earnings.  Our calculation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table presents a calculation of Adjusted EBITDA for fiscal 2014:

Year Ended March 31, 2014
Net earnings attributable to Modine	$130.4
Interest expense	12.4
Benefit from income taxes	(107.9)
Depreciation and amortization	58.1
Restructuring expenses	16.1
Impairment charges	3.2
Other adjustments	3.2
Adjusted EBITDA	$115.5

Our leverage ratio for the four fiscal quarters ended March 31, 2014 was 1.2, which was below the maximum permitted ratio of 3.25.  Our interest expense coverage ratio for the four fiscal quarters ended March 31, 2014 was 9.6, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of March 31, 2014 and expect to remain in compliance during fiscal 2015 and beyond.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2014
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$125.5	$0.3	$8.1	$32.0	$85.1
Interest associated with long-term debt	47.3	8.5	17.0	14.1	7.7
Capital lease obligations	6.5	0.5	0.7	0.7	4.6
Operating lease obligations	27.4	7.9	9.7	4.4	5.4
Capital expenditure commitments	8.6	8.4	0.2	-	-
Other long-term obligations	14.1	2.2	3.5	3.2	5.2
Total contractual obligations	$229.4	$27.8	$39.2	$54.4	$108.0

Our gross liabilities for pensions, postretirement benefits, and uncertain tax positions total $90 million as of March 31, 2014.  We are unable to determine the ultimate timing of these liabilities and have therefore excluded these amounts from the contractual obligations table above.

We have a contractual commitment to rebuild the leased Airedale facility, which suffered significant destruction from a fire during fiscal 2014.  We maintain insurance coverage and believe reimbursement for reconstruction costs is probable.  The estimated costs associated with the reconstruction of the Airedale facility of $45 million have been excluded from the contractual obligations table above.  See Note 2 of the Notes to Consolidated Financial Statements for further information.

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

Revenue Recognition

We recognize revenue, including agreed upon commodity price increases or decreases, when the risks and rewards of ownership are transferred to our customers, which generally occurs upon shipment.  Revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances.  At the time of revenue recognition, we also record estimates for bad debt expense and warranty expense.  We base these estimates on historical experience, current business trends and current economic conditions.  Price increases agreed upon in advance are recognized as revenue when the products are shipped to our customers.

Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment, intangible assets and equity investments, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary,” the assets are written down to fair market value and a charge is recorded to current operations.  Fair market value is estimated in various ways depending on the nature of the assets under review.  Fair value is based on appraised value, estimated salvage value, selling prices under negotiation, or estimated cancellation charges, as applicable.

The most significant long-lived assets that we have evaluated for impairment are property, plant and equipment, which totaled $360 million at March 31, 2014.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements, and machinery and equipment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer programs manufactured in the plant; changes in manufacturing strategy; and shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  The undiscounted cash flows are estimated based on the expected future cash flows to be generated by the manufacturing facility over its remaining useful life.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, such assets are written down to fair value, which is generally estimated based on appraisals or estimated salvage value.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  We consider factors such as operating losses, declining outlooks and market capitalization when evaluating the necessity for an interim impairment analysis.  Goodwill is tested for impairment at a reporting unit level, which we have determined to be at the operating segment level.  The first step in this test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required.  If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge.  Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating margins used to calculate estimated future cash flows, risk-adjusted discount rate, business trends and market conditions.  The discount rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for risk where appropriate.

Warranty Costs

Estimated costs related to product warranties are accrued at the time of the sale and recorded in cost of sales.  Estimated costs are based on the best information available, which includes using statistical and analytical analysis of both historical and current claim data.  Original estimates are adjusted if we expect future claims will differ from the initial estimates.

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

Assets Held for Sale

Assets are considered to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a sales price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, the sale of the asset is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the carrying value of the asset is recorded at the lower of its carrying value or estimated fair value, less cost to sell.  We cease recording depreciation expense at the time of designation as held for sale.

Pension Obligations

The calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and the mortality rate tables.  We based our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based on their current service as the plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to the domestic pension plans since our domestic plans comprise all of the benefit plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in fiscal 2014 and 2013 was 8.0 percent.  For fiscal 2015, the Company has also assumed a rate of 8.0 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in a $0.5 million increase in fiscal 2015 pension expense.

The discount rate reflects rates available on long-term, high quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2014, we used a discount rate of 4.7 percent, compared to 4.4 percent in fiscal 2013.  The Company determined these rates based on a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 17 of the Notes to Consolidated Financial Statements for additional information.  Changing the assumed discount rate by 25 basis points would impact our fiscal 2015 pension expense by $0.1 million.

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, uncollectible accounts receivable, recoverability of deferred income taxes, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  The Company estimates these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 19 of the Notes to Consolidated Financial Statements for additional details regarding contingencies and litigation.

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

Operational Risks:

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to meet customer demands at temporary locations for an extended period of time and to realize insurance proceeds effectively to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption;

•	The overall health of our customers and suppliers in light of continuing broad economic and market-specific challenges and the potential impact on us from any deterioration in the stability or performance of any of our major customers or suppliers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Our ability to complete the transition of our McHenry, Illinois production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•	Economic, social and political conditions, changes and challenges in the markets where we and our customers operate and compete, including foreign currency exchange rate fluctuations (particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery of certain markets in China, Brazil and the United Kingdom and the remaining economic uncertainties in the European Union;

•	The impact of increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy; and

•	Our ability to realize future tax benefits in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, South Africa, and throughout Europe.  We also have joint ventures in Japan and South Korea.  We sell and distribute products throughout the world.  As a result, our financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets in which we manufacture, distribute and sell products.  We attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the subsidiary engaging in the transaction.  Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2014, 2013, and 2012, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign exchange rates will positively or negatively affect our sales; however, this impact will be offset to a large degree with an offsetting effect on our expenses.  In fiscal 2014, changes in foreign currencies positively impacted our sales by $8 million; however the impact on our fiscal 2014 operating income was a negative impact of approximately $1 million.  Foreign exchange risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower at March 31, 2014, there would not have been a material impact on our fiscal 2014 earnings.

We maintain, from time to time, foreign-denominated, long-term debt obligations and long-term intercompany loans that are subject to foreign currency exchange risk.  As of March 31, 2014, there were no third-party foreign-denominated, long-term debt obligations or intercompany loans for which changes in foreign currency exchange rates would impact our net earnings.  We have, from time to time, entered into currency rate derivatives to manage the exchange rate exposure on these types of loans.  These derivative instruments have typically not been treated as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and act to offset any currency movement on the outstanding loans receivable or payable.

Interest Rate Risk

Our interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and floating-rate debt to manage exposure to changes in interest rates.  Our domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points depending upon our leverage ratio.  We are subject to risk of fluctuations in LIBOR and changes in our leverage ratio, which would affect the variable interest rate on the revolving credit facility and create variability in interest expense.  There were no borrowings outstanding under the revolving credit facility as of March 31, 2014.  Based on our outstanding debt with variable interest rates at March 31, 2014, a 100 basis point increase in interest rates would increase our annual interest expense in fiscal 2015 by less than $1 million.

Commodity Price Risk

We are dependent upon the supply of raw materials and supplies in the production process and have, from time to time, entered into firm purchase commitments for copper, aluminum, nickel, and natural gas.  We have utilized aluminum and copper hedging strategies, from time to time, by entering into fixed price contracts to help offset changing commodity prices.  The Company maintains agreements with certain customers to pass through certain material price fluctuations in order to mitigate the commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by three months or longer.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2014, 46 percent of our trade accounts receivables balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant.

We manage credit risk through a focus on the following:

•	Cash and investments – Cash deposits and short-term investments are reviewed to ensure banks have acceptable credit ratings and that short-term investments are maintained in secured or guaranteed instruments. Our holdings in cash and investments were considered stable and secure at March 31, 2014;
•	Trade accounts receivable – Prior to granting credit, we evaluate each customer, taking into consideration the customer's financial condition, payment experience and credit information. After credit is granted, we actively monitor the customer's financial condition and applicable business news;
•	Pension assets – We have retained outside advisors to assist in the management of the assets in our pension plans. In making investment decisions, we have been guided by an established risk management protocol that focuses on protection of the plan assets against downside risk. We ensure that investments within these plans provide appropriate diversification, the investments are subject to monitoring by investment teams and that portfolio managers adhere to the established investment policies. We believe the plan assets are subject to appropriate investment policies and controls; and
•	Insurance – We monitor our insurance providers to ensure that they have acceptable financial ratings. We have not identified any concerns in this regard based upon our reviews.

Economic Risk

Economic risk is the possibility of loss resulting from economic instability in certain areas of the world or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating primarily in the commercial vehicle, automotive, heavy equipment, and commercial heating and air conditioning markets.  We operate in diversified markets as a strategy for offsetting the risk associated with a downturn in any of the markets we serve.  However, risk associated with market downturns, such as the global downturn experienced in fiscal 2009 and fiscal 2010, is still present.

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

In addition, we purchase parts from suppliers that use Modine tooling to create the parts.  In most instances, and for financial reasons, we do not have duplicate tooling for the manufacture of the purchased parts.  As a result, we are exposed to the risk of a supplier being unable to provide the quantity or quality of parts that we require.  Even in situations where suppliers are manufacturing parts without the use of Modine tooling, we face the challenge of obtaining consistently high-quality parts from suppliers that are financially stable.  We utilize a supplier risk management program that leverages internal and third-party tools to identify and mitigate high risk supplier situations.

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

Commodity derivatives: We have entered into futures contracts, from time to time, related to certain forecasted purchases of aluminum and copper.  Our strategy in entering into these contracts is to reduce our exposure to changing market prices for future purchases of these commodities.  In fiscal 2014, 2013, and fiscal 2012, expenses related to commodity derivative contracts totaled $1 million, $5 million, and $3 million, respectively.  Subsequent to fiscal 2012, we have not designated commodity contracts for hedge accounting.

Foreign currency forward contracts: Our foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  We have not designated these forward contracts as hedges.  Accordingly, unrealized gains and losses related to the change in the fair value of the contracts are recorded in other income and expense.  Gains and losses on these foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

We have a number of investments in foreign subsidiaries and a non-consolidated foreign joint venture.  The net assets of these subsidiaries are exposed to currency exchange rate volatility.  From time to time, we use financial instruments to hedge, or offset, this exposure.

Counterparty risks: We manage counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to us.  At March 31, 2014, all counterparties had a sufficient long-term credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2014, 2013 and 2012
(In millions, except per share amounts)

	2014	2013	2012
Net sales	$1,477.6	$1,376.0	$1,577.2
Cost of sales	1,239.4	1,167.4	1,320.6
Gross profit	238.2	208.6	256.6
Selling, general and administrative expenses	181.7	166.3	186.6
Restructuring expenses	16.1	17.0	-
Impairment charges	3.2	25.9	2.5
Operating income (loss)	37.2	(0.6)	67.5
Interest expense	(12.4)	(12.6)	(12.5)
Other (expense) income – net	(0.8)	0.2	(7.1)
Earnings (loss) from continuing operations before income taxes	24.0	(13.0)	47.9
Benefit (provision) for income taxes	107.9	(9.8)	(9.9)
Earnings (loss) from continuing operations	131.9	(22.8)	38.0
Earnings from discontinued operations, net of income taxes	-	-	0.8
Net earnings (loss)	131.9	(22.8)	38.8
Net earnings attributable to noncontrolling interest	(1.5)	(1.4)	(0.3)
Net earnings (loss) attributable to Modine	$130.4	$(24.2)	$38.5

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$2.75	$(0.52)	$0.81
Diluted	$2.72	$(0.52)	$0.80

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$2.75	$(0.52)	$0.83
Diluted	$2.72	$(0.52)	$0.82

Weighted average shares outstanding:
Basic	46.9	46.6	46.5
Diluted	47.6	46.6	46.9

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Net earnings (loss)	$131.9	$(22.8)	$38.8
Other comprehensive income (loss):
Foreign currency translation	9.7	(17.1)	(22.6)
Defined benefit plans, net of income taxes of $9.8, $0 and $0 million	13.9	(23.6)	(41.4)
Cash flow hedges, net of income taxes of $0.6, $0 and $0.1 million	1.1	2.6	(3.4)
Total other comprehensive income (loss)	24.7	(38.1)	(67.4)

Comprehensive income (loss)	156.6	(60.9)	(28.6)
Comprehensive income attributable to noncontrolling interest	(1.7)	(1.4)	(0.3)
Comprehensive income (loss) attributable to Modine	$154.9	$(62.3)	$(28.9)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and 2013
(In millions, except per share amounts)

	2014	2013
ASSETS
Cash and cash equivalents	$87.2	$23.8
Trade accounts receivable – net	221.1	194.5
Inventories	116.8	118.8
Deferred income taxes	13.0	6.6
Other current assets	60.7	55.3
Total current assets	498.8	399.0
Property, plant and equipment – net	359.6	355.9
Intangible assets – net	12.4	8.3
Goodwill	28.7	28.7
Deferred income taxes	98.6	0.4
Other noncurrent assets	34.2	26.5
Total assets	$1,032.3	$818.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$32.4	$30.6
Long-term debt – current portion	0.8	0.5
Accounts payable	171.1	150.7
Accrued compensation and employee benefits	70.8	51.2
Other current liabilities	82.1	47.1
Total current liabilities	357.2	280.1
Long-term debt	131.2	132.5
Deferred income taxes	7.3	8.6
Pensions	81.0	108.0
Postretirement benefits	5.4	6.7
Other noncurrent liabilities	21.6	14.6
Total liabilities	603.7	550.5
Commitments and contingencies (see Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.3 million and 47.8 million shares	30.2	29.9
Additional paid-in capital	175.7	171.2
Retained earnings	338.0	207.6
Accumulated other comprehensive loss	(103.9)	(128.4)
Treasury stock, at cost, 0.7 million and 0.6 million shares	(15.2)	(14.6)
Total Modine shareholders' equity	424.8	265.7
Noncontrolling interest	3.8	2.6
Total equity	428.6	268.3
Total liabilities and equity	$1,032.3	$818.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2014, 2013 and 2012
(In millions)

	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$131.9	$(22.8)	$38.8
Adjustments to reconcile net earnings (loss) with net cash provided by operating activities:
Depreciation and amortization	58.1	55.8	57.7
Insurance proceeds from Airedale fire	16.9	-	-
Pension and postretirement expense	3.2	1.9	5.0
Impairment charges	3.2	25.9	2.5
Loss from disposition of property, plant and equipment	2.6	2.5	0.6
Deferred income taxes	(116.1)	0.6	1.9
Stock-based compensation expense	3.6	3.1	1.6
Other – net	(0.5)	4.1	2.7
Changes in operating assets and liabilities, excluding acquisitions:
Trade accounts receivable	(18.2)	15.1	(7.5)
Inventories	(0.1)	(0.8)	(3.1)
Other current assets	(1.9)	(6.8)	(10.5)
Accounts payable	15.2	(3.2)	(14.6)
Accrued compensation and employee benefits	17.5	1.9	(10.5)
Income taxes	(0.2)	(1.3)	0.5
Other current liabilities	(3.2)	(16.7)	(6.5)
Other noncurrent assets and liabilities	(7.5)	(10.5)	(12.8)
Net cash provided by operating activities	104.5	48.8	45.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(53.1)	(49.8)	(64.4)
Insurance proceeds from Airedale fire	20.7	-	-
Costs to replace building and equipment damaged in Airedale fire	(4.2)	-	-
Acquisitions – net of cash acquired	(7.8)	(4.9)	-
Proceeds from dispositions of assets	2.9	0.4	1.3
Other – net	-	(1.6)	(1.9)
Net cash used for investing activities	(41.5)	(55.9)	(65.0)

Cash flows from financing activities:
Borrowings of debt	152.6	166.7	134.4
Repayments of debt	(152.4)	(167.1)	(116.2)
Financing fees paid	(0.9)	-	(0.4)
Dividend paid to noncontrolling interest	(0.5)	-	-
Other – net	(0.3)	0.7	1.0
Net cash (used for) provided by financing activities	(1.5)	0.3	18.8

Effect of exchange rate changes on cash	1.9	(0.8)	(1.1)
Net increase (decrease) in cash and cash equivalents	63.4	(7.6)	(1.5)
Cash and cash equivalents at beginning of year	23.8	31.4	32.9
Cash and cash equivalents at end of year	$87.2	$23.8	$31.4

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 2014, 2013 and 2012
(In millions)

	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2011	47.1	$29.4	$166.4	$193.3	$(22.9)	$(14.0)	$-	$352.2
Net earnings attributable to Modine	-	-	-	38.5	-	-	-	38.5
Other comprehensive loss	-	-	-	-	(67.4)	-	-	(67.4)
Stock options and awards including related tax benefits	0.3	0.2	0.3	-	-	-	-	0.5
Purchase of treasury stock	-	-	-	-	-	(0.5)	-	(0.5)
Stock-based compensation expense	-	-	1.6	-	-	-	-	1.6
Contribution by noncontrolling interest	-	-	-	-	-	-	0.9	0.9
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.3	0.3
Balance, March 31, 2012	47.4	29.6	168.3	231.8	(90.3)	(14.5)	1.2	326.1
Net loss attributable to Modine	-	-	-	(24.2)	-	-	-	(24.2)
Other comprehensive loss	-	-	-	-	(38.1)	-	-	(38.1)
Stock options and awards including related tax benefits	0.4	0.3	(0.2)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(0.1)	-	(0.1)
Stock-based compensation expense	-	-	3.1	-	-	-	-	3.1
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.4	1.4
Balance, March 31, 2013	47.8	29.9	171.2	207.6	(128.4)	(14.6)	2.6	268.3
Net earnings attributable to Modine	-	-	-	130.4	-	-	-	130.4
Other comprehensive income	-	-	-	-	24.5	-	0.2	24.7
Stock options and awards including related tax benefits	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(0.6)	-	(0.6)
Stock-based compensation expense	-	-	3.6	-	-	-	-	3.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.5	1.5
Balance, March 31, 2014	48.3	$30.2	$175.7	$338.0	$(103.9)	$(15.2)	$3.8	$428.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 1:  Significant Accounting Policies

Nature of operations:  Modine Manufacturing Company (“Modine” or “the Company”) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and a wide array of building, industrial and refrigeration markets.  Product lines include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, building heating, and ventilating and air conditioning (“HVAC”) equipment.

Basis of presentation:  We prepare the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  These principles require management to make certain estimates and assumptions in determining assets, liabilities, revenue, expenses and related disclosures.  Actual amounts could differ from those estimates.

Consolidation principles:  The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries.  We eliminate intercompany transactions and balances in consolidation.

During fiscal 2012, the Company completed the formation of a joint venture with OneGene, Inc. to form Modine OneGene Corporation in South Korea.  The Company and OneGene, Inc. each made initial capital contributions of 1,000 million Korean won ($0.9 million) during fiscal 2012.  Modine is considered the primary beneficiary of the joint venture in accordance with applicable consolidation guidance.  Accordingly, we consolidate the results of Modine OneGene Corporation within the Asia segment.

We account for investments in non-consolidated affiliated companies in which our ownership is 20 percent or more under the equity method.  We state these investments at cost plus or minus a proportionate share of undistributed net income (loss).  We include Modine’s share of the affiliates’ net income (loss) in other income and expense.  See Note 12 for further discussion.

Discontinued operations: Discontinued operations primarily consist of environmental remediation activities at a former manufacturing facility in the Netherlands.  See Note 19 for further discussion.

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is probable and expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, we record the carrying value of the assets at the lower of its carrying value or its estimated fair value, less cost to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.

Revenue recognition:  We recognize sales revenue, including agreed upon commodity price increases or decreases, when it is both earned and realized or realizable.  It is our policy to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers.  We make appropriate provisions for uncollectible accounts based on historical data or specific customer economic data.  We record sales discounts, which are offered for prompt payment by certain customers, as a reduction to net sales.

Tooling costs:  Modine accounts for production tooling costs as a component of property, plant and equipment when the Company owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2014 and 2013, Company-owned tooling totaled $28.6 million and $30.5 million, respectively.  In certain instances, the Company makes upfront payments for customer-owned tooling costs, and subsequently receives reimbursement from customers for the upfront payments.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2014 and 2013, cost reimbursement receivables related to customer-owned tooling totaled $10.3 million and $20.9 million, respectively.

Warranty:  Modine provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  We record warranty expense based upon historical and current claims data or based on estimated future claims.  Accrual balances, which are recorded within other current liabilities, are monitored and adjusted if it is probable that expected claims will differ from previous estimates.  See Note 15 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Shipping and handling costs:  We record shipping and handling costs incurred upon the shipment of products to our OEM customers in cost of sales, and related amounts billed to these customers in net sales.  We record shipping and handling costs incurred upon the shipment of products to our HVAC customers in selling, general and administrative (“SG&A”) expenses.  For the years ended March 31, 2014, 2013, and 2012, these shipping and handling costs recorded in SG&A expenses were $4.0 million, $4.3 million, and $5.4 million, respectively.

Research and development:  We expense research and development costs as incurred within SG&A expenses.  For the years ended March 31, 2014, 2013, and 2012, research and development costs charged to operations totaled $61.7 million, $68.4 million, and $70.2 million, respectively.

Translation of foreign currencies:  We translate assets and liabilities of foreign subsidiaries and equity investments into U.S. dollars at the period-end exchange rates, and we translate income and expense items at the monthly average exchange rate for the period in which the transactions occur.  We report resulting translation adjustments within accumulated other comprehensive income (loss) within shareholders' equity.  We include foreign currency transaction gains or losses in the statement of operations within other income and expense.

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  The Company enters into futures contracts to reduce exposure to changing future purchase prices for aluminum and copper.  These instruments are used to protect cash flows and are not speculative.  See Note 18 for further discussion.

Income taxes:  We determine deferred tax assets and liabilities based on the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.  We establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  See Note 8 for further discussion.

Earnings per share:  We calculate basic earnings per share based on the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Recipients of the Company’s restricted stock awards have non-forfeitable rights to receive any dividends declared by the Company.  Therefore, these restricted stock awards are included in computing earnings per share pursuant to the two-class method.  See Note 9 for further discussion.

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

Trade accounts receivable and allowance for doubtful accounts:  We record trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The allowance for doubtful accounts, $1.1 million and $0.8 million at March 31, 2014 and 2013, respectively, represents estimated uncollectible receivables.  The allowance is based upon historical write-off experience and specific customer economic data.  We review the allowance for doubtful accounts periodically and adjust as necessary.

We enter into supply chain financing programs from time to time to sell accounts receivable without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2014, 2013, and 2012, the Company sold, without recourse, $82.4 million, $99.1 million, and $113.5 million of accounts receivable to accelerate cash receipts.  During the years ended March 31, 2014, 2013, and 2012, we recorded a loss on the sale of accounts receivables of $0.3 million, $0.3 million, and $0.5 million in the consolidated statements of operations.

Inventories: We value inventories at the lower of cost, on a first-in, first-out basis or weighted average basis, or market value.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Property, plant and equipment:  We state property, plant and equipment at cost.  For financial reporting purposes, we compute depreciation principally using the straight-line method over the expected useful life of the asset.  We charge maintenance and repair costs to operations as incurred.  We capitalize costs of improvements.  Upon the sale or other disposition of an asset, we remove the cost and related accumulated depreciation from the accounts and include the gain or loss in the statement of operations.

Goodwill:  We do not amortize goodwill; rather we test for impairment annually unless conditions exist that would require a more frequent evaluation.  We perform an assessment of the fair value of the Company’s reporting units for our goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  We recognize an impairment loss if the book value of goodwill exceeds the fair value.  We performed our goodwill impairment test as of March 31, 2014, which did not result in an impairment charge.  See Note 14 for further discussion.

Impairment of long-lived assets:  We review long-lived assets, including property, plant and equipment and intangible assets for impairment and write them down to fair value when facts and circumstances indicate that the carrying value of the assets may not be recoverable through estimated future undiscounted cash flows.  If an impairment has occurred, we write-down the asset to its estimated fair value and recognize the impairment loss as a charge against current operations.  We estimate fair value using a variety of valuation techniques, including discounted cash flows, market values and comparison values for similar assets.  We review investments for impairment and write them down to fair value when facts and circumstances indicate that a decline in value is other than temporary.  See Note 6 for further discussion.

Environmental expenditures:  We capitalize environmental expenditures that qualify as property, plant and equipment or substantially increase the economic value or extend the useful life of an asset.  We expense all other expenditures as incurred.  We expense environmental expenditures that relate to an existing condition caused by past operations.  If a loss arising from environmental matters is probable and can be reasonably estimated, we record an accrual for the amount of the estimated loss.  See Note 19 for further discussion.

Self-insurance reserves:  We retain some of the financial risk for various insurance coverage, including property, general liability, workers compensation, and employee healthcare, and therefore maintain reserves that estimate the impact of unreported and under-reported claims that fall below various stop-loss limits and deductibles under its insurance policies.  We maintain reserves for the estimated settlement cost of known claims, as well as estimates of incurred but not reported claims.  We charge costs of claims, including the impact of changes in reserves due to claim experience and severity, to operations based on claim incurrence.  We review and update the evaluation of insurance claims and the reasonableness of the related liability accruals on a quarterly basis.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair-value method.  Accordingly, compensation cost for stock options, stock awards and restricted stock is calculated based upon the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based instrument.  See Note 5 for further discussion.

Out of period adjustments: During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment that related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which overstated pre-tax earnings by $0.5 million in the first quarter of fiscal 2013.  The Company does not believe that the impact of these errors is material to its financial statements for fiscal 2014, 2013, or 2012.

New accounting pronouncements:  In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that requires entities to present reclassifications by component when reporting changes in accumulated other comprehensive income.  In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, certain significant amounts reclassified out of accumulated other comprehensive income within the respective line items of the consolidated statement of operations.  The Company adopted this guidance in the first quarter of fiscal 2014.  See Note 20 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Supplemental cash flow information:

	Years ended March 31,
	2014	2013	2012
Interest paid	$12.6	$11.6	$12.8
Income taxes paid	11.4	12.4	13.0

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  We report Airedale’s financial results within the Commercial Products segment. There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the Company to temporarily suspend manufacturing and certain administrative operations at the Rawdon site; however, the Company has transferred its operations to temporary facilities and is planning to rebuild the leased facility.  Demolition of the remaining structure at the Rawdon site is in process and construction of the new facility is expected to begin during the second quarter of fiscal 2015.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  During fiscal 2014, the Company recorded expenses of $1.0 million, primarily related to the write-off of certain assets (leasehold improvements) that were not covered by insurance. Since the date of the fire, the Company has received cash advances of $37.6 million from its insurance provider for covered losses, written-off inventory of $4.7 million and equipment with a net book value of $1.4 million, and incurred costs directly attributable to the fire totaling $11.9 million.  We recorded these losses and costs, which totaled $18.0 million, in the same statement of operations line as the related insurance recovery.  The cash advances of $37.6 million have been classified within the consolidated statement of cash flows according to the nature of the underlying losses and costs being reimbursed.

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through March 31, 2014, the Company paid reconstruction costs of $1.0 million, which we recorded within property, plant and equipment, primarily related to architectural plans and fees.  The Company estimates the total cost of reconstruction to be approximately $45.0 million.  Costs incurred related to the reconstruction are recorded on the Company’s consolidated balance sheet as an asset, and a liability for the same amount is also recorded.  As of March 31, 2014, the liability to rebuild the facility was $45.0 million ($37.0 million within other current liabilities and $8.0 million within other noncurrent liabilities) and the receivable from the Company’s insurance provider was $25.4 million ($18.4 million within other current assets and $7.0 million within other noncurrent assets).  The $25.4 million receivable is comprised of $45.0 million of estimated rebuild costs and $18.0 million of losses and costs incurred, partially offset by $37.6 million of insurance advances.

The Company expects to record insurance reimbursements related to lost profits (business interruption) during the recovery period in the quarter during which the reimbursements are realized.  No reimbursements related to lost profits were recorded during fiscal 2014.  The Company expects to realize insurance reimbursements for lost profits related to fiscal 2014 in the first or second quarter of fiscal 2015.

Note 3:  Acquisitions

On February 28, 2014, the Company acquired 100 percent of the shares of Barkell Limited of Consett, United Kingdom for cash consideration of $7.8 million, net of cash acquired.  This acquisition provides Modine with an expanded product offering into the air handling market within the Commercial Products segment.  We recorded assets acquired and liabilities assumed at their respective fair values.  The preliminary purchase price allocation resulted in intangible assets for acquired technology and customer relationships totaling $4.7 million; property, plant and equipment of $2.0 million; and working capital net assets of $1.1 million.  Acquired technology consists of a fully developed product line and technical processes, and the customer relationships represent established sales channel and customer relationships.  We are amortizing these acquired intangible assets over ten years.

On July 25, 2012, the Company completed the acquisition of Geofinity Manufacturing of Surrey, British Columbia for cash consideration of $4.9 million, net of cash acquired.  This acquisition, which is included in the Commercial Products segment, provides Modine with a product line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  We recorded assets acquired and liabilities assumed at their respective fair values.  The purchase price allocation resulted in acquired technology of $3.5 million; working capital net assets of $0.6 million; and goodwill of $0.8 million.  Acquired technology consists of a fully developed air handling product line, which we are amortizing over ten years.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The results of operations of these acquired businesses are included in our consolidated statements of operations since the dates of acquisition. We did not present pro forma financial information as the effects of these acquisitions are not material to our results of operations or financial position.

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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases, where market prices are not available, the Company uses observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon valuation models that use, where possible, market-based data such as interest rates, yield curves or currency rates.  These measurements are classified within Level 3.

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

The carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. We disclose the fair value of the Company’s debt in Note 16.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

At March 31, 2014, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.6	$-	$-	$2.6
Total assets	$2.6	$-	$-	$2.6

Liabilities:
Derivative financial instruments	$-	$0.4	$-	$0.4
Deferred compensation obligations	2.6	-	-	2.6
Total liabilities	$2.6	$0.4	$-	$3.0

At March 31, 2013, assets and liabilities recorded at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$2.3	$-	$-	$2.3
Total assets	$2.3	$-	$-	$2.3

Liabilities:
Derivative financial instruments	$-	$1.4	$-	$1.4
Deferred compensation obligations	2.3	-	-	2.3
Total liabilities	$2.3	$1.4	$-	$3.7

At March 31, 2014, the U.S. pension plan assets were classified as follows:

	Level 1	Level 2	Level 3	Total

Money market investments	$-	$11.3	$-	$11.3
Common stocks	40.1	2.1	-	42.2
Corporate bonds	-	21.3	-	21.3
Pooled equity funds	68.9	11.9	-	80.8
Pooled fixed income funds	14.1	-	-	14.1
U.S. government and agency securities	-	37.0	-	37.0
Other	1.6	5.4	-	7.0
Total	$124.7	$89.0	$-	$213.7

At March 31, 2013, the U.S. pension plan assets were classified as follows:

	Level 1	Level 2	Level 3	Total

Money market investments	$-	$7.3	$-	$7.3
Common stocks	35.9	0.1	-	36.0
Corporate bonds	-	19.1	-	19.1
Pooled equity funds	68.8	14.1	-	82.9
Pooled fixed income funds	17.6	-	-	17.6
U.S. government and agency securities	-	32.1	-	32.1
Other	1.0	4.6	-	5.6
Total	$123.3	$77.3	$-	$200.6

We have determined the fair value of money market investments to approximate their net asset values, with no discounts for credit quality or liquidity restrictions, and they are classified within Level 2 of the valuation hierarchy.  We determined the fair value of common stocks, pooled equity funds and pooled fixed-income funds based on quoted prices from active markets and classify them within Level 1 of the valuation hierarchy.  We determined the fair value of certain common stocks, corporate bonds, pooled equity funds and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, we valued them through matrix pricing models developed by sources considered by management to be reliable.  We classify these assets within Level 2 of the valuation hierarchy.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Assets held for sale:  We have valued assets held for sale based on Level 3 market-based valuation inputs.  The carrying value of assets held for sale totaled $11.6 million and $11.4 million at March 31, 2014 and March 31, 2013, respectively.  See Note 6 for further discussion.

Note 5:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and key executives that consists of stock option and restricted stock components granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock options and/or stock awards for non-employee directors.  The Company’s Board of Director’s and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the awards of stock under the Company’s 2008 Incentive Compensation Plan.  Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  Stock-based compensation expense totaled $3.6 million, $3.1 million, and $1.6 million in fiscal 2014, 2013, and 2012, respectively.

Stock Options:  Compensation expense recorded in fiscal 2014, 2013, and 2012 related to stock options was $0.8 million, $1.1 million, and $1.3 million, respectively.  The fair value of stock options that vested during fiscal 2014 was $0.8 million.  As of March 31, 2014, the total compensation expense not yet recognized related to non-vested stock options was $1.3 million and the weighted average period in which the remaining expense is expected to be recognized is 2.6 years.

We estimate the fair value of option awards on the date of grant using the Black-Scholes option valuation model with the following assumptions for stock options granted in fiscal 2014, 2013, and 2012:

	2014	2013	2012
Weighted average fair value of options	$7.76	$4.26	$10.45
Expected life of awards in years	6.3	6.3	6.3
Risk-free interest rate	1.3%	0.9%	1.9%
Expected volatility of the Company's stock	88.7%	87.4%	79.6%
Expected dividend yield on the Company's stock	0.0%	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of the grant.  The risk-free interest rate was based on yields of U.S. zero-coupon issues with a term equal to the expected life of the option for the week the options were granted.  The expected volatility assumption was based on changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield is zero as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based on historical patterns and the terms of the options.  Outstanding options granted during fiscal 2014 vest 25 percent annually for the next four years.  All outstanding options granted prior to fiscal 2014 vest 25 percent on the grant date and 25 percent annually thereafter for the subsequent three years.  We used a pre-vesting forfeiture rate of 2.5 percent for these periods as an estimate of expected forfeitures prior to completing the required service period.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

A summary of stock option activity for fiscal 2014 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, April 1, 2013	1.7	$14.03
Granted	0.2	10.40
Exercised	(0.2)	6.71
Forfeited or expired	(0.1)	25.37
Outstanding, March 31, 2014	1.6	$13.15	5.5	$7.4

Exercisable, March 31, 2014	1.3	$14.15	4.7	$5.6

The aggregate intrinsic value represents the difference between the closing price of Modine common shares on the last trading day of fiscal 2014 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during fiscal 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Intrinsic value of stock options exercised	$1.1	$0.1	$0.2
Proceeds from stock options exercised	$1.1	$0.1	$0.5

Restricted Stock:  A summary of restricted stock activity for fiscal 2014 is as follows:

	Shares	Weighted average price
Non-vested balance, April 1, 2013	0.5	$6.91
Granted	0.3	10.95
Vested	(0.2)	8.67
Non-vested balance, March 31, 2014	0.6	$8.66

Compensation expense related to restricted stock, using straight-line amortization, in fiscal 2014, 2013, and 2012 was $2.2 million, $1.8 million, and $1.1 million, respectively.  At March 31, 2014, Modine had approximately $3.9 million of total unrecognized compensation cost related to non-vested restricted stock, which we expect to recognize over a weighted average period of 2.7 years.

Restricted Stock – Performance-Based Shares:  Shares are earned under the performance portion of the restricted stock award program based upon the attainment of corporate financial goals over a three-year period and are awarded at the end of that three-year performance period if the performance targets have been achieved.  A new performance period may begin each fiscal year so multiple performance periods, with separate goals, may operate simultaneously.

The performance component of the long-term incentive compensation program initiated in fiscal 2014 for the performance period from fiscal 2014 through fiscal 2016 was based upon a target three-year average consolidated return on average capital employed (“ROACE”), three-year average annual revenue growth, and Asia operating income at the end of the three-year performance period.  For the program initiated in fiscal 2013, the performance award was based upon a target three-year average consolidated ROACE, cumulative revenue over the three-year performance period and Europe ROACE at the end of the three-year performance period.  For the program initiated in fiscal 2012, the performance award was based upon a target three-year average consolidated ROACE and a target improvement in economic profit at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

During fiscal 2014, 2013 and 2012, Modine recorded compensation expense of $0.6 million, $0.2 million and ($0.8) million, respectively, related to performance awards.  At March 31, 2014, Modine had approximately $1.7 million of total unrecognized compensation cost related to unvested performance-based restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

At present, we accomplish the fulfillment of equity-based grants through the issuance of new common shares.  Under the Company’s 2008 Incentive Compensation Plan, 1.8 million shares are available for the granting of additional options and awards as of March 31, 2014.

Note 6:  Restructuring and Impairment Charges

During fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company’s restructuring actions and plans have included exiting certain non-core product lines based upon our global product strategy, reducing manufacturing costs, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The restructuring activities are designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway, and engine product markets, while improving gross margin and return on average capital employed.

Since commencement of the Europe segment restructuring program, the Company has recorded $26.1 million of asset impairment charges, $28.6 million of employee severance costs, primarily related to headcount reductions at two manufacturing facilities and the segment headquarters, and $7.6 million of repositioning expenses, primarily related to accelerated depreciation of production equipment that is no longer used because of manufacturing process changes and equipment transfer costs.

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Years ended March 31,
	2014	2013
Employee severance and related benefits	$13.7	$14.9
Accelerated depreciation	4.3	-
Other repositioning costs	1.2	2.1
Total restructuring and repositioning expenses	$19.2	$17.0

During fiscal 2014, we recorded total restructuring and repositioning expenses in the consolidated statement of operations as follows: $14.9 million as restructuring expenses and $4.3 million within cost of sales.  During fiscal 2013, we recorded all restructuring and repositioning costs in the consolidated statement of operations as restructuring expenses.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Years ended March 31,
	2014	2013
Beginning balance	$11.6	$-
Additions	13.7	14.9
Payments	(7.8)	(3.3)
Effect of exchange rate changes	0.8	-
Ending balance	$18.3	$11.6

During fiscal 2014, the Company recorded asset impairment charges of $2.0 million related to the Europe restructuring program, primarily due to a manufacturing facility in Germany that the Company plans to close.  During fiscal 2013, the Company recorded asset impairment charges of $24.1 million to reduce the carrying values of certain facilities held for sale in the Europe segment to their estimated fair values, less costs to sell.  During fiscal 2012, the Company recorded asset impairment charges of $2.5 million within the Europe segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

During the fourth quarter of fiscal 2014, the Company approved a plan to close its McHenry, Illinois manufacturing facility.  The Company plans to transfer its current production to other existing North America segment manufacturing facilities over an 18-month period.  This measure reflects the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.  As a result of the planned closure, the Company recorded $1.2 million of restructuring expenses, primarily related to severance costs, and $1.2 million of asset impairment charges.  During fiscal 2013, the Company recorded asset impairment charges of $1.8 million to reduce the carrying values of certain facilities held for sale in the North America segment to their estimated fair values, less costs to sell.

At March 31, 2014 and 2013, assets held for sale of $11.6 million and $11.4 million, respectively, were included in other noncurrent assets.  These consist of facilities that the Company is marketing for sale.  Upon designation as held for sale, we measured the carrying value of the asset at the lower of its carrying value or its estimated fair value, less cost to sell.

Note 7:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2014	2013	2012
Equity in earnings (loss) of non-consolidated affiliate	$0.7	$0.3	$(0.1)
Interest income	0.5	0.9	0.8
Foreign currency transactions	(2.0)	(1.1)	(7.8)
Other non-operating income - net	-	0.1	-
Total other (expense) income - net	$(0.8)	$0.2	$(7.1)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Note 8:  Income Taxes

The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and the (benefit) provision for income taxes consisted of the following:

	Years ended March 31,
	2014	2013	2012
Components of earnings (loss) from continuing operations before income taxes:
United States	$14.1	$10.2	$17.2
Foreign	9.9	(23.2)	30.7
Total earnings (loss) from continuing operations before income taxes	$24.0	$(13.0)	$47.9

Income tax (benefit) expense:
Federal:
Current	$(2.0)	$2.6	$-
Deferred	(95.8)	(2.6)	0.3
State:
Current	0.2	0.2	0.3
Deferred	(21.4)	(0.2)	(0.2)
Foreign:
Current	10.0	6.4	8.3
Deferred	1.1	3.4	1.2
Total income tax (benefit) expense	$(107.9)	$9.8	$9.9

The Company allocates income tax expense between continuing operations, discontinued operations, and other comprehensive income.  We apply accounting for income taxes by tax jurisdiction, and in periods in which there is loss from continuing operations before income taxes and pre-tax income in other categories (e.g., discontinued operations or other comprehensive income), we first allocate income tax expense to the other sources of income, and record a related tax benefit in continuing operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Income tax expense attributable to earnings (loss) from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

	Years ended March 31,
	2014	2013	2012
Statutory federal tax	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	(1.3)	(0.1)
Taxes on non-U.S. earnings and losses	(3.8)	(23.8)	(5.7)
Valuation allowance	(471.7)	(59.3)	2.1
Tax credits	(7.1)	37.0	(19.2)
Compensation	0.4	(13.0)	3.4
Foreign tax rate or law changes	(9.2)	0.9	0.6
Uncertain tax positions net of settlements	0.4	(41.9)	1.9
Brazilian interest on equity	(1.7)	3.2	(1.0)
Dividend repatriation	5.8	(11.4)	4.4
Other	0.2	(0.8)	(0.7)
Effective tax rate	(449.6%)	(75.4%)	20.7%

Since the third quarter of fiscal 2008, the Company maintained a full valuation allowance against net deferred tax assets in the U.S. since it was more likely than not that the net deferred tax assets would not be realized. The determination of recording and releasing valuation allowances against deferred tax assets is made, in part, pursuant to the Company's assessment of whether it is more likely than not that it will generate sufficient future taxable income against which benefits of the deferred tax assets may or may not be realized.  Significant judgment is required when making estimates of the Company’s ability to generate income in future periods.  During fiscal 2014, the Company recorded a $6.2 million reduction to the valuation allowance in the U.S. based upon fiscal 2014 activity.  Additionally, as of March 31, 2014, the Company concluded it no longer needed a valuation allowance on certain U.S. deferred tax assets, primarily due to the sustained history of U.S. earnings, the favorable impact previous restructuring actions have had on U.S. operating results, current market conditions and trends, and expected future taxable income.  As a result, the Company recorded a $119.2 million reversal of its deferred tax asset valuation allowance after determining it was more likely than not that certain U.S. deferred tax assets would be realized.  The Company continues to provide a valuation allowance against $15.3 million of U.S. net deferred tax assets since it is more likely than not that these assets will not be realized.

During fiscal 2014, the Company recorded an additional valuation allowance of $12.3 million against net deferred tax assets in certain foreign jurisdictions.  This increase was largely related to losses in Germany and China based upon the determination that it was more likely than not that the net deferred tax assets in these jurisdictions will not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for the valuation allowance is eliminated when the Company determines it is more likely than not that the deferred tax assets will be realized.  Also during fiscal 2014, the Company recorded income tax benefits totaling $2.2 million related to foreign tax law changes.

During fiscal 2012, the Company satisfied requirements under Hungarian regulations necessary to obtain development tax credits in Hungary and, as a result, recorded a $4.4 million tax benefit, which significantly impacted its effective tax rate for the year.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows:

	March 31,
	2014	2013
Deferred tax assets:
Accounts receivable	$0.2	$0.4
Inventories	4.1	4.1
Plant and equipment	2.4	1.6
Pension and employee benefits	39.1	48.5
Net operating loss, capital loss, and credit carryforwards	122.4	117.6
Other, principally accrued liabilities	10.3	12.0
Total gross deferred tax assets	178.5	184.2
Less: valuation allowance	(61.2)	(172.8)
Net deferred tax assets	117.3	11.4

Deferred tax liabilities:
Goodwill	4.2	4.7
Plant and equipment	7.6	5.6
Other	1.7	2.9
Total gross deferred tax liabilities	13.5	13.2
Net deferred tax asset (liability)	$103.8	$(1.8)

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows:

	March 31,
	2014	2013
Current deferred tax asset	$13.0	$6.6
Noncurrent deferred tax asset	98.6	0.4
Current deferred tax liability (other current liabilities)	(0.5)	(0.2)
Noncurrent deferred tax liability	(7.3)	(8.6)
Total	$103.8	$(1.8)

A reconciliation of unrecognized tax benefits is as follows:

	Years ended March 31,
	2014	2013
Beginning balance	$9.0	$3.3
Gross increases - tax positions in prior period	2.5	5.6
Gross decreases - tax positions in prior period	(7.0)	(0.1)
Gross increases - tax positions in current period	0.1	0.6
Gross decreases - tax positions in current period	-	(0.4)
Settlements	(1.9)	-
Lapse of statute of limitations	(0.8)	-
Effect of exchange rate changes	0.2	-
Ending balance	$2.1	$9.0

The Company’s liability for unrecognized tax benefits as of March 31, 2014 of $2.1 million, if recognized, would have an effective tax rate impact.

In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2014, no interest and penalties were included as a component of income tax expense in the consolidated statement of operations.  At March 31, 2014 and 2013, accrued interest and penalties were not material.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  During fiscal 2014, the Company was engaged in income tax examinations by the German taxing authority covering fiscal years 2006 through 2010 and the Austrian taxing authority covering fiscal years 2009 through 2011.  Both the German and Austrian audits were settled during fiscal 2014.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Austria	Fiscal 2012 - 2013
Brazil	Calendar 2009 - 2013
Germany	Fiscal 2011 - 2013
United States	Fiscal 2011 - 2013

At March 31, 2014, the Company has foreign tax credit carry forwards of $2.4 million that, if not utilized against domestic taxes, will expire between 2015 and 2017. The Company also has federal and state research and development tax credits of $18.7 million that, if not utilized against domestic taxes, will expire between 2018 and 2034.  The Company also has various state and local tax loss carry forwards of $188.0 million that, if not utilized against state apportioned taxable income, will expire at various times during 2015 through 2034.  In addition, the Company has tax loss carry forwards of $356.5 million in various tax jurisdictions throughout the world.  Certain of the carry forwards in the U.S. and many in foreign jurisdictions are offset by a valuation allowance.  If not utilized against taxable income, $195.5 million of these tax losses will expire at various times during 2015 through 2034, and $161.0 million, mainly related to India, Austria and Germany, will not expire due to an unlimited carry-forward period.

At March 31, 2014, the Company had provided $0.2 million of U.S. tax and $1.0 million of foreign tax on undistributed earnings of certain joint equity investment companies and certain European subsidiaries considered not permanently reinvested.  Undistributed earnings are considered permanently reinvested in the remaining foreign operations totaling $497.6 million, and no provision has been made for any taxes that would be payable upon the distribution of such earnings.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 9:  Earnings Per Share

The components of basic and diluted earnings per share are as follows:

	Years ended March 31,
	2014	2013	2012
Basic:
Earnings (loss) from continuing operations	$131.9	$(22.8)	$38.0
Less: Net earnings attributable to noncontrolling interest	(1.5)	(1.4)	(0.3)
Less: Undistributed earnings attributable to unvested shares	(1.7)	-	(0.2)
Earnings (loss) from continuing operations available to Modine shareholders	128.7	(24.2)	37.5
Earnings from discontinued operations	-	-	0.8
Net earnings (loss) available to Modine shareholders	$128.7	$(24.2)	$38.3

Weighted average shares outstanding - basic	46.9	46.6	46.5

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$2.75	$(0.52)	$0.81
Earnings per share - discontinued operations	-	-	0.02
Net earnings (loss) per share - basic	$2.75	$(0.52)	$0.83

Diluted:
Earnings (loss) from continuing operations	$131.9	$(22.8)	$38.0
Less: Net earnings attributable to noncontrolling interest	(1.5)	(1.4)	(0.3)
Less: Undistributed earnings attributable to unvested shares	(0.9)	-	(0.2)
Earnings (loss) from continuing operations available to Modine shareholders	129.5	(24.2)	37.5
Earnings from discontinued operations	-	-	0.8
Net earnings (loss) available to Modine shareholders	$129.5	$(24.2)	$38.3

Weighted average shares outstanding - basic	46.9	46.6	46.5
Effect of dilutive securities	0.7	-	0.4
Weighted average shares outstanding - diluted	47.6	46.6	46.9

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$2.72	$(0.52)	$0.80
Earnings per share - discontinued operations	-	-	0.02
Net earnings (loss) per share - diluted	$2.72	$(0.52)	$0.82

For the years ended March 31, 2014, 2013, and 2012, the calculation of diluted earnings per share excluded 0.8 million, 1.1 million, and 1.1 million stock options, respectively, because they were anti-dilutive. For the years ended March 31, 2014, 2013, and 2012, the calculation of diluted earnings per share excluded 0, 0.1 million, and 0.4 million restricted stock awards, respectively, because they were anti-dilutive.  For the year ended March 31, 2013, the total number of potential dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 10:  Inventories

Inventories consisted of the following:

	March 31,
	2014	2013
Raw materials and work in process	$89.2	$88.1
Finished goods	27.6	30.7
Total inventories	$116.8	$118.8

Note 11:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2014	2013
Land	$10.4	$10.0
Buildings and improvements (10-40 years)	228.1	216.7
Machinery and equipment (3-12 years)	715.1	679.1
Office equipment (3-10 years)	89.5	95.7
Construction in progress	35.5	31.6
	1,078.6	1,033.1
Less: accumulated depreciation	(719.0)	(677.2)
Net property, plant and equipment	$359.6	$355.9

Depreciation expense totaled $57.3 million, $55.1 million and $57.1 million for the years ended March 31, 2014, 2013, and 2012, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded in SG&A expenses.  Total losses related to the disposal of property, plant and equipment were $2.6 million, $2.5 million and $0.6 million for the years ended March 31, 2014, 2013, and 2012, respectively.

Note 12:  Investment in Affiliate

The Company’s investment in its non-consolidated affiliate is accounted for under the equity method.  The Company has a 50 percent ownership of Nikkei Heat Exchanger Company, Ltd. (“NEX”).  At March 31, 2014 and 2013, we included the Company’s investment in NEX of $3.4 million and $3.3 million, respectively, in other noncurrent assets.  At March 31, 2014, the investment in NEX is equal to the Company's investment in the underlying assets.

We report the results of operations for NEX in the consolidated financial statements using a one-month reporting delay.  We report equity in earnings from non-consolidated affiliates within other income and expense in the consolidated statements of operations.  The Company’s share of NEX’s earnings (loss) for the years ended March 31, 2014, 2013, and 2012 were $0.7 million, $0.3 million and ($0.1) million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2014			March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Tradenames	$10.1	$(5.7)	$4.4	$9.6	$(4.7)	$4.9
Acquired technology	5.8	(0.2)	5.6	3.5	(0.1)	3.4
Customer relationships	2.4	-	2.4	-	-	-
Total intangible assets	$18.3	$(5.9)	$12.4	$13.1	$(4.8)	$8.3

Amortization expense for the years ended March 31, 2014, 2013, and 2012 was $0.8 million, $0.7 million and $0.6 million, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
2015	$1.6
2016	1.7
2017	1.7
2018	1.7
2019	1.6
2020 & Beyond	4.1

Note 14:  Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

		South	Commercial
	Asia	America	Products	Total
Balance, March 31, 2012	$0.5	$13.5	$15.9	$29.9
Acquisition	-	-	0.8	0.8
Effect of exchange rate changes	-	(1.3)	(0.7)	(2.0)
Balance, March 31, 2013	0.5	12.2	16.0	28.7
Effect of exchange rate changes	-	(1.3)	1.3	-
Balance, March 31, 2014	$0.5	$10.9	$17.3	$28.7

As of March 31, 2014 and 2013, accumulated goodwill impairment losses totaled $23.8 million and $8.7 million within our North America and Europe segments, respectively.

We assess goodwill for impairment annually or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment in the fourth quarter of fiscal 2014 by applying a fair value-based test and determined that the fair value of the Company’s reporting units exceeded their respective book values.  In fiscal 2013 and 2012, the fair value of the Company’s reporting units also exceeded their respective book values.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 15:  Product Warranties, Operating Leases, and Other Commitments

Product warranties: Modine provides product warranties for various product lines, with warranty periods generally ranging from one to five years.  The Company accrues for estimated future warranty costs in the period in which the sale is recorded. We base warranty expense estimates on the best information available using analytical and statistical analysis of both historical and current claim data.  We adjust these expenses if it becomes probable that expected claims will differ from initial estimates recorded at the time of sale.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2014	2013
Beginning balance	$12.6	$11.4
Accruals for warranties issued	6.0	4.9
Accruals related to pre-existing warranties	8.3	2.7
Settlements	(13.0)	(6.1)
Effect of exchange rate changes	0.1	(0.3)
Ending balance	$14.0	$12.6

Operating leases: Modine leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $11.5 million, $11.3 million, and $9.0 million in fiscal 2014, 2013, and 2012, respectively.

Future minimum rental commitments at March 31, 2014 under non-cancelable operating leases are as follows:

Fiscal Year
2015	$7.9
2016	5.6
2017	4.1
2018	2.6
2019	1.8
2020 and beyond	5.4
Total future minimum rental commitments	$27.4

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2014 is not material.

Commitments: At March 31, 2014, the Company had capital expenditure commitments of $8.6 million.  Significant commitments include tooling and equipment expenditures for new and renewal platforms with customers in North America and Europe.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

The Company has a commitment to rebuild the leased Airedale facility, which suffered significant destruction from a fire during fiscal 2014.  The Company maintains insurance coverage and believes reimbursement for substantially all losses and costs directly attributable to the fire is probable.  See Note 2 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 16:  Indebtedness

Long-term debt was comprised of the following:

	Fiscal year of maturity	March 31, 2014	March 31, 2013

Foreign credit agreements	2016	$0.5	$1.9
6.8% notes	2017-2021	125.0	125.0
Revolving credit facility	2018	-	-
		125.5	126.9
Capital lease obligations	2015-2030	6.5	6.1
		132.0	133.0
Less: current portion		(0.8)	(0.5)
Total long-term debt		$131.2	$132.5

During fiscal 2014, the Company entered into a $175.0 million Amended and Restated Credit Agreement with a syndicate of banks.  The multi-currency credit agreement, which expires in August 2018, replaced the Company’s then-existing $145.0 million revolving credit facility that would have expired in August 2014.  Borrowings under the credit agreement bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points (1.5 percent at March 31, 2014) depending upon the Company’s leverage ratio, defined below.  At March 31, 2014, no borrowings were outstanding under the revolving credit facility. At March 31, 2014, domestic letters of credit totaled $9.0 million, resulting in available borrowings under the Company’s domestic revolving credit facility of $166.0 million.

The Company also maintains credit agreements for its foreign subsidiaries with outstanding short-term borrowings at March 31, 2014 and 2013 of $32.4 million and $30.6 million, respectively.  At March 31, 2014, the Company’s foreign unused lines of credit totaled $52.0 million.  In aggregate, the Company had total available lines of credit of $218.0 million at March 31, 2014.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under the Company’s primary debt agreements in the U.S., the Company is subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a certain portion of the Company’s cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2014.

Long-term debt matures as follows:

Fiscal Year
2015	$0.8
2016	0.5
2017	8.3
2018	16.3
2019	16.4
2020 & beyond	89.7
Total	$132.0

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At March 31, 2014 and 2013, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $140.0 million and $139.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 17:  Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

401(k) plans: The Company maintains domestic 401(k) plans that allow employees to contribute a portion of their salary to help save for retirement.  The Company matched 50 percent of employee contributions, up to 5 percent of employee compensation, during fiscal 2014, 2013, and 2012.  Modine also makes annual employer contributions into active employee accounts based upon a percentage of employee compensation.  Employees can choose among various investment alternatives, including (subject to restrictions) Modine stock.  The Company’s matching contributions and the annual employer contributions are discretionary.  Modine’s expense for defined contribution employee benefit plans during fiscal 2014, 2013, and 2012 was $8.3 million, $4.1 million, and $4.4 million, respectively.  The increased expense in fiscal 2014 was primarily due to higher discretionary employer contributions.

In addition, the Company maintains a non-qualified deferred compensation plan for eligible employees, and various foreign subsidiaries have in place government-required defined contribution plans under which Modine contributes a percentage of employee earnings into accounts, consistent with local laws.

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

Defined Benefit Employee Benefit Plans:

Pension plans: Modine has a non-contributory defined benefit pension plan that covers most of its domestic employees hired on or before December 31, 2003.  The benefits provided are based primarily on years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based on a monthly retirement benefit amount.  Domestic salaried employees hired after December 31, 2003 are not covered under any defined benefit plan.  Currently the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan formula.  Certain of Modine’s foreign subsidiaries also have legacy defined benefit plans covering a small number of active employees.

Company contributions of $8.0 million, $9.2 million, and $11.5 million to our U.S. pension plans during fiscal 2014, 2013, and 2012, respectively, are reported in the change in other noncurrent assets and liabilities in the consolidated statements of cash flows.

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  Modine periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.

Measurement Date:  Modine uses March 31 as the measurement date for its pension and postretirement plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The change in benefit obligations and plan assets as well as the funded status of Modine's pension and postretirement plans for the fiscal years ended March 31, 2014 and 2013 were as follows:

	Pension Plans		Postretirement Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$309.6	$281.8	$7.5	$7.2
Service cost	0.6	0.6	0.1	0.1
Interest cost	13.0	13.5	0.2	0.3
Actuarial (gain) loss	(10.8)	27.1	(1.4)	0.1
Benefits paid	(18.6)	(12.6)	(0.5)	(0.2)
Effect of exchange rate changes	1.9	(0.8)	-	-
Benefit obligation at end of year	$295.7	$309.6	$5.9	$7.5

Change in plan assets:
Fair value of plan assets at beginning of year	$200.6	$186.6	$-	$-
Actual return on plan assets	22.2	16.2	-	-
Benefits paid	(18.6)	(12.6)	(0.5)	(0.2)
Employer contributions	9.5	10.4	0.5	0.2
Fair value of plan assets at end of year	$213.7	$200.6	$-	$-
Funded status at end of year	$(82.0)	$(109.0)	$(5.9)	$(7.5)

Amounts recognized in the consolidated balance sheets:
Current liability	$(1.0)	$(1.0)	$(0.5)	$(0.8)
Noncurrent liability	(81.0)	(108.0)	(5.4)	(6.7)
	$(82.0)	$(109.0)	$(5.9)	$(7.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$153.4	$176.4	$(1.7)	$(0.3)
Prior service credit	-	-	(0.2)	(1.5)
	$153.4	$176.4	$(1.9)	$(1.8)

The accumulated benefit obligation for all defined benefit pension plans was $293.0 million and $307.2 million as of March 31, 2014 and 2013, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Costs for Modine’s pension and postretirement benefit plans include the following components for the fiscal years ended March 31, 2014, 2013, and 2012:

	Pension Plans			Postretirement Plans
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit costs:
Service cost	$0.6	$0.6	$1.4	$0.1	$0.1	$-
Interest cost	13.0	13.5	13.9	0.2	0.3	0.4
Expected return on plan assets	(15.7)	(16.1)	(15.7)	-	-	-
Amortization of:
Unrecognized net loss (gain)	6.3	5.0	7.0	(0.1)	-	-
Unrecognized prior service credit	-	-	-	(1.2)	(1.5)	(1.7)
Adjustment for curtailment	-	-	-	-	-	(0.3)
Net periodic benefit cost (income)	$4.2	$3.0	$6.6	$(1.0)	$(1.1)	$(1.6)

Other changes in plan assets and benefit obligation recognized in other comprehensive (income) loss:
Net actuarial (gain) loss	$(17.3)	$27.0	$45.7	$(1.4)	$-	$0.7
Prior service costs	-	-	-	-	-	0.3
Reversal of amortization items:
Net actuarial (gain) loss	(6.3)	(5.0)	(7.0)	0.1	0.1	-
Prior service costs	-	-	-	1.2	1.5	1.7
Total recognized in other comprehensive (income) loss	$(23.6)	$22.0	$38.7	$(0.1)	$1.6	$2.7

The estimated net actuarial loss for the pension plans expected to be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2015 is $5.4 million.  The estimated prior service credit and the net actuarial gain for the postretirement plans expected to be amortized from accumulated other comprehensive loss into net periodic benefit income during fiscal 2015 total $0.2 million.

The weighted average assumptions used to determine Modine’s benefit obligation under the plans were as follows:

	2014			2013
	U.S. Plans	Foreign Plans		U.S. Plans	Foreign Plans
Pension plans:
Discount rate	4.7%	3.0%		4.4%	3.5%
Postretirement plans:
Discount rate	4.3%	N/	A	3.7%	N/	A

The weighted average assumptions used to determine Modine's costs under the plans were as follows:

	Years ended March 31,
	2014			2013			2012
	U.S. Plans	Foreign Plans		U.S. Plans	Foreign Plans		U.S. Plans	Foreign Plans
Pension plans:
Discount rate	4.4%	3.5%		4.9%	5.0%		5.8%	5.8%
Expected return on plan assets	8.0%	N/	A	8.0%	N/	A	8.0%	N/	A
Postretirement plans:
Discount rate	3.7%	N/	A	4.4%	N/	A	5.4%	N/	A

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The discount rates used to determine the present value of the Company’s future U.S. pension obligations as of the measurement date use a methodology that equates the plans’ projected benefit obligations to a present value, calculated using a yield curve.  The yield curve was constructed from a portfolio of high quality, non-callable corporate debt securities with maturities ranging from six months to thirty years.  We determined the discount rate by matching the pension plans’ expected cash flows with spot rates developed from the yield curve.  The discount rate used to determine the present value of the Company’s future foreign pension obligations as of the measurement date is based upon the yield for zero coupon bonds plus a yield margin measured as the difference between euro denominated corporate bonds (AA or higher) in Europe and government bonds.

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide benefit plan assets.  Modine's U.S. pension plan weighted average asset allocations at the measurement dates of March 31, 2014 and 2013 were as follows:

	Target allocation	Plan assets
		2014	2013
Equity securities	55%	57%	57%
Debt securities	38%	37%	37%
Alternative assets	5%	5%	5%
Cash	2%	1%	1%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments, actual asset allocation may vary from the target allocation outlined above.  We periodically rebalance the assets to the target allocations.  There were no shares of Modine common stock included in the plan assets at the end of fiscal 2014 and 2013.

Modine employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets while avoiding excessive risk.  We have established pension plan guidelines based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.  We measure and monitor investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal year 2015 U.S. pension plan expense, Modine has assumed a rate of 8.0 percent, net of administrative expenses.

With respect to the postretirement plans, for measurement purposes, the assumed healthcare cost trend rates were as follows:

	Years ended March 31,
	2014	2013
Healthcare costs trend rate	7.3%	7.5%
Ultimate trend rate	5.0%	5.0%
Year the rate reaches the ultimate trend rate	2019	2019

Assumed healthcare cost trend rates affect the amounts reported for the postretirement plans.  One percentage point change would have a less than $0.1 million effect on the total service and interest cost.  While one percentage point increase or decrease would have a $0.1 million and ($0.1) million effect, respectively, on the postretirement benefit obligation.

The Company’s funding policy for domestic qualified pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Modine anticipates that it will make contributions of $9.5 million to these plans during fiscal 2015.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated pension benefit payments
2015	$15.6
2016	15.7
2017	16.2
2018	17.6
2019	18.0
2020-2024	95.3

Note 18:  Derivative Instruments

Modine uses derivative financial instruments from time to time as a tool to manage certain financial risks.  Leveraged derivatives are prohibited by Company policy.  Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in fair value of the derivative financial instruments depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into in fiscal 2013 and 2014 for hedge accounting.  Accordingly, unrealized gains and losses on those contracts are recorded within cost of sales. The Company designated contracts entered into prior to fiscal 2013 for hedge accounting. Accordingly, the amounts recorded in accumulated other comprehensive income (loss) (“AOCI”) related to those contracts remained in AOCI until the underlying commodity purchases impacted earnings.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  The Company has not designated these contracts for hedge accounting.  Accordingly, unrealized gains and losses related to changes in fair value are recorded in other income and expense.  Gains and losses on these foreign currency contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2014	March 31, 2013
Derivative instruments:
Foreign exchange contracts	Other current liabilities	$0.2	$0.1
Commodity derivatives	Other current liabilities	0.1	1.2
Commodity derivatives	Other noncurrent liabilities	0.1	0.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The amounts recorded in AOCI and in the consolidated statements of operations for all of the Company’s derivative financial instruments were as follows:

	March 31, 2014
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss Recognized in Continuing Operations
Commodity derivatives	$-	Cost of sales	$0.5	$0.5
Total	$-		$0.5	$0.5

	March 31, 2013
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$0.5	Cost of sales	$2.6	$4.6
Foreign exchange contracts	-	Other expense - net	-	(0.3)
Total	$0.5		$2.6	$4.3

	March 31, 2012
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss Recognized in Continuing Operations
Commodity derivatives	$3.1	Cost of sales	$3.1	$3.0
Foreign exchange contracts	-	Other expense - net	-	0.4
Total	$3.1		$3.1	$3.4

Note 19:  Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to customers operating primarily in the commercial vehicle, off-highway, automotive, and commercial heating and air conditioning markets.  The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits.  However, the risk associated with market downturns, such as the downturn experienced in fiscal 2009 and 2010, is still present.

Credit risk:  The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2014 and 2013, one customer accounted for ten percent or more of the total Company sales, while in fiscal 2012, no customer accounted for ten percent or more of total Company sales.  Sales to the Company’s top ten customers were 56 percent, 59 percent, and 61 percent of total sales in fiscal 2014, 2013, and 2012, respectively.  At March 31, 2014 and 2013, 46 percent and 51 percent, respectively, of the Company's trade accounts receivable were from the Company's top ten individual customers.  These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by similar market and general economic factors.  Collateral or advanced payments are generally not required, but they may be used in those cases where we identify a substantial credit risk.  Credit losses to customers operating in the markets served by the Company have not been significant.

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

Europe value added tax:  During fiscal 2012, the Company determined it was not properly applying value added tax (“VAT”) to certain cross-border transactions within the Europe segment and established an accrual of $10.7 million for estimated VAT liabilities, including interest and penalties.  During fiscal 2013 and 2014, the Company completed the registration and filing process with the taxing authorities and began making payments to the applicable jurisdictions.  During fiscal 2014 and 2013, the Company recorded reductions to SG&A expenses of $2.9 million and $1.6 million, respectively, as a result of favorable changes to the estimated VAT obligations.  At March 31, 2014 and 2013, the accrual for estimated VAT obligations was $1.5 million and $4.4 million, respectively.

Trade Compliance:  During fiscal 2011, the Company determined that it was not in compliance with certain trade regulations related to import and export activity between its warehouse in Laredo, Texas and its plant in Nuevo Laredo, Mexico.  The Company disclosed these trade compliance matters to certain government agencies and recorded a related liability of $4.5 million.  During fiscal 2012, the Company recorded income of $2.3 million within SG&A expenses based on revised estimates to resolve this matter.

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

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.1 million and $5.2 million at March 31, 2014 and 2013, respectively. During fiscal 2012, we recorded additional reserves of $1.0 million as a component of continuing operations and recorded reductions to the reserves of $0.5 million as a component of discontinued operations.  As additional information becomes available, we will assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, Modine believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 20:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2013	$17.8	$(1.1)	$(145.1)	$(128.4)

Other comprehensive income before reclassifications	9.5	-	18.7	28.2
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	6.2	6.2
Amortization of unrecognized prior service credit (a)	-	-	(1.2)	(1.2)
Commodity derivatives (b)	-	0.5	-	0.5
Tax benefit (expense)	-	0.6	(9.8)	(9.2)
Total other comprehensive income	9.5	1.1	13.9	24.5

Balance, March 31, 2014	$27.3	$-	$(131.2)	$(103.9)

(a)	Amounts are included in the calculation of net periodic benefit cost. See Note 17 for additional information.
(b)	Reclassifications for commodity derivatives are included in cost of sales.

Note 21:  Segment and Geographic Information

Modine’s product lines consist of heat-transfer components and systems.  Modine serves the vehicular, industrial, and building heating, ventilating and air conditioning markets.  The Company has five operating segments as follows:

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

Each operating segment is managed by a vice president or managing director and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The following is a summary of net sales, gross profit, and operating income by segment:

	Years ended March 31,
Net sales:	2014	2013	2012
North America	$568.7	$564.5	$602.0
Europe	584.4	498.0	602.8
South America	122.7	133.8	175.6
Asia	71.5	59.5	84.1
Commercial Products	146.5	139.3	142.2
Segment total	1,493.8	1,395.1	1,606.7
Corporate and eliminations	(16.2)	(19.1)	(29.5)
Net sales	$1,477.6	$1,376.0	$1,577.2

	Years ended March 31,
	2014		2013		2012
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales
North America	$93.5	16.4%	$81.4	14.4%	$89.7	14.9%
Europe	70.8	12.1%	61.0	12.3%	85.1	14.1%
South America	20.8	16.9%	22.5	16.8%	30.9	17.6%
Asia	8.9	12.5%	1.7	2.8%	7.9	9.4%
Commercial Products	43.4	29.6%	40.8	29.3%	42.5	29.9%
Segment total	237.4	15.9%	207.4	14.9%	256.1	15.9%
Corporate and eliminations	0.8	-	1.2	-	0.5	-
Gross profit	$238.2	16.1%	$208.6	15.2%	$256.6	16.3%

	Years ended March 31,
Operating income:	2014	2013	2012
North America	$42.1	$39.2	$47.9
Europe (a)	9.6	(25.4)	26.3
South America	7.5	11.2	10.4
Asia	(3.3)	(8.8)	(2.5)
Commercial Products	9.4	10.0	14.3
Segment total	65.3	26.2	96.4
Corporate and eliminations (a)	(28.1)	(26.8)	(28.9)
Operating income (loss)	$37.2	$(0.6)	$67.5

(a)	Segment operating income for fiscal 2013 and 2012 has been recast to conform to the fiscal 2014 presentation. The Company has modified its internal financial reporting of intercompany charges for research and development and intercompany royalties between Corporate and the Europe segment, which totaled $9.3 million and $11.0 million for fiscal years 2013 and 2012, respectively. There was no impact on the total Company consolidated financial results.

Inter-segment sales are accounted for based on an established markup over production costs.  Net sales for corporate and eliminations primarily represent the elimination of inter-segment sales.  Operating loss for corporate includes certain research and development costs, legal, finance and other general corporate expenses, and also includes a portion of central services costs that are not directly attributable to an operating segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Following is a summary of assets by segment:

	March 31,
Total assets:	2014	2013
North America	$218.1	$218.3
Europe	367.9	332.2
South America	80.1	91.8
Asia	92.8	91.3
Commercial Products (a)	132.7	73.7
Corporate and eliminations (b)	140.7	11.5
Total assets	$1,032.3	$818.8

(a)	Total assets within the Commercial Products segment included receivables and cash advances from the Company’s insurance provider and reconstruction costs paid to date related to the Airedale fire, which totaled $45.0 million as of March 31, 2014. See Note 2 for additional information.
(b)	The increase in total assets within corporate and eliminations was primarily due to a $119.2 million reversal of deferred tax asset valuation allowances in the U.S. as of March 31, 2014. See Note 8 for additional information.

Following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2014	2013	2012
North America	$18.9	$19.0	$15.2
Europe	22.9	16.5	29.8
South America	5.7	3.4	5.2
Asia	4.6	7.8	12.5
Commercial Products	1.0	3.1	1.7
Total capital expenditures	$53.1	$49.8	$64.4

	Years ended March 31,
Depreciation and amortization expense:	2014	2013	2012
North America	$19.3	$20.1	$20.0
Europe	26.6	23.4	26.5
South America	3.3	3.7	4.1
Asia	6.7	6.4	5.0
Commercial Products	2.2	2.2	2.1
Total depreciation and amortization expense	$58.1	$55.8	$57.7

Following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
Net sales by country:	2014	2013	2012
United States	$645.7	$637.4	$666.2
Germany	229.5	214.8	285.9
Brazil	122.0	128.8	169.1
Hungary	150.3	117.6	149.1
Other	330.1	277.4	306.9
Net sales	$1,477.6	$1,376.0	$1,577.2

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Following is a summary of long-lived assets, excluding goodwill, intangible assets, and deferred tax assets, by geographical area:

	March 31,
Long-lived assets:	2014	2013
United States	$112.9	$115.1
Germany	94.6	94.3
Other	186.3	173.4
Long-lived assets	$393.8	$382.8

Following is a summary of net sales by product type:

	Years ended March 31,
Net sales by product type:	2014	2013	2012
Modules/assemblies	$379.9	$358.5	$410.4
Oil coolers	215.4	194.1	249.4
EGR coolers	172.5	136.1	152.7
Building HVAC	159.5	151.8	153.3
Charge air coolers	157.0	161.8	173.9
Condensers	129.2	128.8	101.5
Radiators	129.0	134.4	191.4
Other	135.1	110.5	144.6
Net sales	$1,477.6	$1,376.0	$1,577.2

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 22:  Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized below for the years ended March 31, 2014 and 2013:

	Fiscal 2014 quarters ended
	June	Sept.	Dec.	March	Fiscal 2014

Net sales	$375.8	$364.2	$347.0	$390.6	$1,477.6
Gross profit	61.9	57.2	56.8	62.3	238.2
Earnings (loss) from continuing operations (a)(b)	10.6	5.0	(3.4)	119.7	131.9
Net earnings (loss) attributable to Modine (a)(b)	10.0	4.6	(3.6)	119.4	130.4
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.21	$0.10	$(0.08)	$2.51	$2.75
Diluted	0.21	0.10	(0.08)	2.49	2.72

	Fiscal 2013 quarters ended
	June	Sept.	Dec.	March	Fiscal 2013

Net sales	$350.4	$339.9	$326.1	$359.6	$1,376.0
Gross profit	51.7	52.6	48.2	56.1	208.6
Loss from continuing operations (a)	(1.0)	(11.8)	(8.4)	(1.6)	(22.8)
Net loss attributable to Modine (a)	(1.2)	(12.2)	(8.7)	(2.1)	(24.2)
Net loss per share attributable to Modine shareholders:
Basic	$(0.03)	$(0.26)	$(0.19)	$(0.04)	$(0.52)
Diluted	(0.03)	(0.26)	(0.19)	(0.04)	(0.52)

(a)	The quarterly financial data presented above includes restructuring expenses and impairment charges, primarily related to our Europe restructuring program and certain restructuring actions in the U.S. During fiscal 2014, restructuring expenses totaled $0.5 million, $0.6 million, $9.4 million, and $5.6 million for the quarters ended June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, respectively. The Company recorded impairment charges of $2.0 million and $1.2 million during the quarters ended December 31, 2013 and March 31, 2014, respectively. During fiscal 2013, restructuring expenses totaled $4.6 million, $1.3 million, $1.4 million, and $9.7 million for the quarters ended June 30, 2012, September 30, 2012, December 31, 2012, and March 31, 2013, respectively. The Company recorded impairment charges of $16.7 million, $8.3 million, and $0.9 million during the quarters ended September 30, 2012, December 31, 2012, and March 31, 2013, respectively. See Note 6 for additional information.
(b)	The quarter ended March 31, 2014 was benefited by the reversal of U.S. income tax valuation allowances totaling $119.2 million. See Note 8 for additional information.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 30, 2014

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company's disclosure controls and procedures were effective as of March 31, 2014.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (1992).”  Based on this assessment, management concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on July 17, 2014 (the “2014 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The Company incorporates by reference the information appearing in the 2014 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics. The Company incorporates by reference the information appearing in the 2014 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics.”  The Company's Code of Ethics (labeled as the Code of Ethics and Business Conduct) is included on its website, www.modine.com (About Modine link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investor Relations link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2014 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2014 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investor Relations link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2014 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

ITEM 11.   EXECUTIVE COMPENSATION.

The information appearing in the 2014 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2014 Annual Meeting Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2014 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2014 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2014 and 2013.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2014, 2013 and 2012	37
Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012	38
Consolidated Balance Sheets at March 31, 2014 and 2013	39
Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012	40
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2014, 2013 and 2012	41
Notes to Consolidated Financial Statements	42-71
Report of Independent Registered Public Accounting Firm	72

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	77

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	78-80

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

Date: May 30, 2014	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	May 30, 2014
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 30, 2014
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 30, 2014
Director

/s/ David J. Anderson
David J. Anderson	May 30, 2014
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 30, 2014
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 30, 2014
Director

/s/ Larry O. Moore
Larry O. Moore	May 30, 2014
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 30, 2014
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 30, 2014
Director

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2014, 2013 and 2012
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2014: Allowance for Doubtful Accounts	$0.8	$0.6	$-	(B)	$(0.3)	(A)	$1.1
Valuation Allowance for Deferred Tax Assets	$172.8	$(113.1)	$1.5	(B)	$-		$61.2

2013: Allowance for Doubtful Accounts	$0.8	$0.5	$(0.1)	(B)	$(0.4)	(A)	$0.8
Valuation Allowance for Deferred Tax Assets	$146.8	$7.7	$18.3	(B)	$-		$172.8

2012: Allowance for Doubtful Accounts	$0.8	$0.1	$-	(B)	$(0.1)	(A)	$0.8
Valuation Allowance for Deferred Tax Assets	$129.6	$1.0	$16.2	(B)	$-		$146.8

Notes:
(A) Bad debts charged off during the year
(B) Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2014 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (333-161030) dated August 4, 2009

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated May 5, 2014

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K")

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

4.3**
Note Purchase and Private Shelf Agreement  (the “Original Note Purchase Agreement”) dated as of August 12, 2010 among the Registrant and the Series A Purchasers named therein of $125,000,000 6.83% Secured Senior Notes, Series A, due August 12, 2020 and $25,000,000 Private Shelf Facility and each Prudential Affiliate (as defined therein) that may become bound by certain provisions thereof.
Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated August 12, 2010 8-K (“August 12, 2010 8-K”)

4.4**
Amended and Restated Collateral Agency Intercreditor Agreement (the “Original Intercreditor Agreement”) dated as of August 12, 2010 among the Lenders (as defined therein), the Noteholders (as defined therein) and JPMorgan Chase Bank, N.A. as Collateral Agent.
Exhibit 4.3 to August 12, 2010 8-K

4.5**
First Amendment to Note Purchase and Private Shelf Agreement and Waiver dated as of March 15, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Noteholders”) pursuant to which the Company and the Noteholders amended the Original Note Purchase Agreement.
Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated March 15, 2012 8-K

4.6**
Second Amendment to Note Purchase and Private Shelf Agreement dated as of April 20, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Noteholders”) pursuant to which the Company and the Noteholders amended the Original Note Purchase Agreement, as amended.
Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated April 20, 2012 8-K

4.7**
Third Amendment to Note Purchase and Private Shelf Agreement dated as of August 6, 2012, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Noteholders”) pursuant to which the Company and the Noteholders amended the Original Note Purchase Agreement, as amended.
Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated August 6, 2012 8-K

4.8**
Second Amended and Restated Credit Agreement dated as of August 30, 2013, with JPMorgan Chase Bank, N.A., as Administrative Agent, LC Issuer, Swing Line Lender and as a Lender, and U.S. Bank, N.A. and Wells Fargo Bank, N.A. as Syndication Agents and as Lenders, BMO Harris Bank N.A., as Documentation Agent and as Lender and Associated Bank, N.A., Comerica Bank and Sovereign Bank as Lenders.
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated August 30, 2013 (“August 30, 2013 8-K”)

4.9**
Fourth Amendment to Note Purchase and Private Shelf Agreement (the “Fourth Note Purchase Amendment”) dated as of August 30, 2013, with Prudential Investment Management, Inc., The Prudential Insurance Company of America and Prudential Retirement Insurance and Annuity Company (collectively the “Note Holders”) pursuant to which the Company and the Note Holders amended the Original Note Purchase Agreement, as amended.
Exhibit 4.2 to August 30, 2013 8-K

4.10**
First Amendment to the Original Intercreditor Agreement, among the Lenders, the Note Holders and JPMorgan as Collateral Agent, pursuant to which the Lenders, the Note Holders and JPMorgan amended the Original Intercreditor Agreement.
Exhibit 4.3 to August 30, 2013 8-K

4.11	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.5*	Employment Agreement, dated December 19, 2011, between Modine Holding GmbH and Holger Schwab, effective as of July 1, 2012.	Exhibit 10.1 to Fiscal 2013 First Quarter 10-Q

10.6*	2000 Stock Incentive Plan for Non-Employee Directors (Amended and Restated as of March 16, 2005).	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005

10.7*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000

10.8*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.9*	2000 Stock Option Plan for Non-Employee Directors.	Exhibit 10(ac) to Registrant’s Form 10-K for the fiscal year ended March 31, 2001 (“2001 10-K”)

10.10*	Form of Director's Stock Option Agreement (for 2000 Stock Option Plan for Non-Employee Directors).	Exhibit 10(ad) to 2001 10-K

10.11*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007

10.12*	2008 Incentive Compensation Plan (Amended and Restated effective May 18, 2011).	Appendix A to the Registrant's Proxy Statement dated June 28, 2011

10.13*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011

10.14*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15*	Form of Fiscal 2015 Modine Performance Stock Award Agreement (Executive Council members).		X

10.16*	Form of Fiscal 2015 Modine Incentive Stock Options Award Agreement (Executive Council members).		X

10.17*	Form of Fiscal 2015 Modine Restricted Stock Award Agreement (Executive Council members).		X

10.18*	Form of Fiscal 2015 Modine Non-Qualified Stock Option Award Agreement.		X

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

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