Form 10-Q
period 2014-09-30
MODINE MANUFACTURING CO
filed 2014-10-30
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,875,523 at October 23, 2014.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2014 and 2013
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net sales	$377.3	$364.2	$769.8	$740.0
Cost of sales	320.6	307.0	645.4	620.9
Gross profit	56.7	57.2	124.4	119.1
Selling, general and administrative expenses	47.8	46.0	90.6	88.4
Restructuring expenses	1.0	0.6	1.8	1.1
Operating income	7.9	10.6	32.0	29.6
Interest expense	(3.0)	(3.2)	(6.1)	(6.2)
Other income (expense) – net	0.5	-	0.3	(0.5)
Earnings before income taxes	5.4	7.4	26.2	22.9
Provision for income taxes	(3.4)	(2.4)	(10.1)	(7.3)
Net earnings	2.0	5.0	16.1	15.6
Net earnings attributable to noncontrolling interest	(0.3)	(0.4)	(0.7)	(1.0)
Net earnings attributable to Modine	$1.7	$4.6	$15.4	$14.6

Net earnings per share attributable to Modine shareholders:
Basic	$0.04	$0.10	$0.32	$0.31
Diluted	$0.04	$0.10	$0.32	$0.31

Weighted average shares outstanding:
Basic	47.2	46.8	47.1	46.8
Diluted	47.7	47.6	47.7	47.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2014 and 2013
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net earnings	$2.0	$5.0	$16.1	$15.6
Other comprehensive (loss) income:
Foreign currency translation	(24.5)	10.2	(22.8)	5.9
Defined benefit plans, net of income taxes of $0.4, $0, $0.9 and $0	0.9	1.2	1.8	2.5
Cash flow hedges, net of income taxes of $0	-	0.1	-	0.2
Total other comprehensive (loss) income	(23.6)	11.5	(21.0)	8.6

Comprehensive (loss) income	(21.6)	16.5	(4.9)	24.2
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.4)	(0.7)	(1.0)
Comprehensive (loss) income attributable to Modine	$(21.7)	$16.1	$(5.6)	$23.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and March 31, 2014
(In millions, except per share amounts)
(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$71.3	$87.2
Trade accounts receivable – net	208.3	221.1
Inventories	126.5	116.8
Deferred income taxes	13.6	13.0
Other current assets	82.6	60.7
Total current assets	502.3	498.8
Property, plant and equipment – net	349.1	359.6
Intangible assets – net	11.4	12.4
Goodwill	27.5	28.7
Deferred income taxes	94.4	98.6
Other noncurrent assets	27.5	34.2
Total assets	$1,012.2	$1,032.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$28.8	$32.4
Long-term debt – current portion	0.5	0.8
Accounts payable	158.5	171.1
Accrued compensation and employee benefits	63.8	70.8
Other current liabilities	101.5	82.1
Total current liabilities	353.1	357.2
Long-term debt	130.5	131.2
Deferred income taxes	6.9	7.3
Pensions	72.9	81.0
Other noncurrent liabilities	22.1	27.0
Total liabilities	585.5	603.7
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.6 million and 48.3 million shares	30.4	30.2
Additional paid-in capital	179.5	175.7
Retained earnings	353.4	338.0
Accumulated other comprehensive loss	(124.9)	(103.9)
Treasury stock, at cost, 0.7 million shares	(16.2)	(15.2)
Total Modine shareholders' equity	422.2	424.8
Noncontrolling interest	4.5	3.8
Total equity	426.7	428.6
Total liabilities and equity	$1,012.2	$1,032.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2014 and 2013
(In millions)
(Unaudited)

	Six months ended September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$16.1	$15.6
Adjustments to reconcile net earnings with net cash provided by operating activities:
Depreciation and amortization	26.5	31.7
Insurance proceeds from Airedale fire	7.3	6.5
Other – net	7.8	3.7
Net changes in operating assets and liabilities	(34.1)	(8.5)
Net cash provided by operating activities	23.6	49.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(29.2)	(21.4)
Costs to replace building and equipment damaged in Airedale fire	(3.1)	-
Insurance proceeds from Airedale fire	-	1.4
Other – net	(0.1)	2.8
Net cash used for investing activities	(32.4)	(17.2)

Cash flows from financing activities:
Borrowings of debt	21.5	120.4
Repayments of debt	(26.0)	(115.3)
Financing fees paid	-	(0.9)
Dividend paid to noncontrolling interest	-	(0.5)
Other – net	0.2	(0.6)
Net cash (used for) provided by financing activities	(4.3)	3.1

Effect of exchange rate changes on cash	(2.8)	1.2
Net (decrease) increase in cash and cash equivalents	(15.9)	36.1

Cash and cash equivalents – beginning of period	87.2	23.8
Cash and cash equivalents – end of period	$71.3	$59.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or “the Company”) for the fiscal year ended March 31, 2014.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2014.

Out of period adjustments:  During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment which related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  The Company does not believe that the impact of this error is material to its financial statements for the three or six months ended September 30, 2013.

New revenue recognition accounting guidance:  In May 2014, the Financial Accounting Standards Board issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principal of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance is effective for the Company’s first quarter of fiscal 2018 and early application is not permitted.  The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment (previously known as Commercial Products). There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused the Company to temporarily suspend manufacturing at the Rawdon site; however, the Company transferred its operations to temporary facilities and has begun rebuilding the leased facility.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  During the first quarter of fiscal 2015, the Company recorded a $2.6 million gain from business interruption insurance within selling, general and administrative expenses for fiscal 2014 lost profits.  Since the date of the fire, the Company has received cash proceeds of $44.9 million from its insurance provider for covered losses, written off inventory of $4.7 million and equipment with a net book value of $1.4 million, and incurred costs directly attributable to the fire totaling $15.9 million.  The Company has recorded these losses and costs, which totaled $22.0 million, in the same statement of operations line as the related insurance recovery during the period in which they were incurred.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through September 30, 2014, the Company paid reconstruction costs of $2.5 million.  The Company estimates the total cost of reconstruction to be $59.2 million.  The Company records costs incurred related to the reconstruction on the consolidated balance sheets as an asset.  As of September 30, 2014, the liability to rebuild the facility was $59.2 million ($56.3 million within other current liabilities and $2.9 million within other noncurrent liabilities) and the total receivable from the Company’s insurance provider was $38.9 million ($38.4 million within other current assets and $0.5 million within other noncurrent assets).  As of March 31, 2014, the liability to rebuild the facility was $45.0 million ($37.0 million within other current liabilities and $8.0 million within other noncurrent liabilities) and the receivable from the Company’s insurance provider was $25.4 million ($18.4 million within other current assets and $7.0 million within other noncurrent assets).  The Company increased its estimate of the cost to rebuild the Rawdon facility and the associated insurance receivable by $14.2 million ($59.2 million at September 30, 2014 from $45.0 million at March 31, 2014), primarily due to an increase in the estimated costs to prepare the site’s foundation based on results of soil and bedrock testing prior to the start of reconstruction.

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

The carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $2.7 million and $2.6 million at September 30, 2014 and March 31, 2014, respectively.  The fair value of the Company’s debt is disclosed in Note 14.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4: Pensions

During the three months ended September 30, 2014 and 2013, the Company contributed $2.0 million and $1.8 million, respectively, to its U.S. pension plans.  During the six months ended September 30, 2014 and 2013, the Company contributed $3.8 million and $3.4 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	3.2	3.3	6.5	6.5
Expected return on plan assets	(4.2)	(4.0)	(8.4)	(7.9)
Amortization of unrecognized net loss	1.4	1.5	2.8	3.1
Net periodic benefit cost	$0.6	$1.0	$1.2	$2.0

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

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $1.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively.  The Company recognized stock-based compensation cost of $2.7 million and $1.6 million for the six months ended September 30, 2014 and 2013, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2015 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

The fair market value of stock-based compensation awards granted during the six months ended September 30, 2014 and 2013 were as follows:

	Six months ended September 30,
	2014		2013
		Fair Value		Fair Value
	Shares	Per Award	Shares	Per Award
Stock options	0.1	$10.21	0.2	$7.76
Restricted stock - retention	0.2	$14.94	0.3	$10.40
Restricted stock - performance based	0.2	$14.94	0.2	$10.40
Unrestricted stock	0.1	$14.83	-	$-

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following assumptions were used in determining the fair value for stock options:

	Six months ended September 30,
	2014	2013
Expected life of awards in years	6.3	6.3
Risk-free interest rate	2.1%	1.3%
Expected volatility of the Company's stock	76.1%	88.7%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2014, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$2.2	3.1
Restricted stock - retention	5.8	2.9
Restricted stock - performance based	3.3	2.2
Total	$11.3	2.7

Note 6: Restructuring Expenses

During fiscal 2013, the Company announced its intention to restructure its Europe segment.  The Company’s restructuring actions and plans have included exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The restructuring activities are designed to align the cost structure of the segment with the segment’s strategic focus on the commercial vehicle, off-highway, automotive component, and engine products markets, while improving gross margin and return on average capital employed.

Since commencement of the Europe segment restructuring program, the Company has recorded $28.6 million of employee severance costs, primarily related to headcount reductions at two manufacturing facilities and the segment headquarters, $26.1 million of asset impairment charges, and $8.7 million of accelerated depreciation and other restructuring and repositioning expenses.

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Employee severance and related benefits	$-	$0.5	$-	$0.8
Accelerated depreciation	-	2.1	-	4.3
Other restructuring and repositioning expenses	0.8	0.1	1.1	0.3
Total restructuring and repositioning expenses	$0.8	$2.7	$1.1	$5.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During the three and six months ended September 30, 2014, the Company recorded $0.8 million and $1.1 million, respectively, of Europe segment restructuring and repositioning expenses as restructuring expenses in the consolidated statement of operations.  During the three and six months ended September 30, 2013, the Company recorded Europe segment restructuring and repositioning costs of $0.6 million and $1.1 million, respectively, as restructuring expenses and $2.1 million and $4.3 million, respectively, within cost of sales.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Three months ended September 30,
	2014	2013
Beginning balance	$16.6	$11.4
Additions	-	0.5
Payments	(0.4)	(1.6)
Effect of exchange rate changes	(1.2)	0.4
Ending balance	$15.0	$10.7

	Six months ended September 30,
	2014	2013
Beginning balance	$18.3	$11.6
Additions	-	0.8
Payments	(1.9)	(2.2)
Effect of exchange rate changes	(1.4)	0.5
Ending balance	$15.0	$10.7

During the six months ended September 30, 2014, the Company recorded $0.5 million of restructuring expenses in its South America segment related to employee severance costs.  The headcount reductions were in response to the economic slowdown in Brazil and reflect the Company’s focus on maintaining profitability in the segment despite lower sales volume.

During the fourth quarter of fiscal 2014, the Company approved a plan to close its McHenry, Illinois manufacturing facility, reflecting its focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.  The Company has begun to transfer the facility’s current production to other existing North America segment manufacturing facilities.  During the three and six months ended September 30, 2014, the Company recorded $0.2 million of restructuring expenses related to the planned closure, primarily related to equipment transfer costs.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Equity in earnings of non-consolidated affiliate	$0.2	$0.2	$0.4	$0.4
Interest income	0.2	0.1	0.3	0.2
Foreign currency transactions	0.1	(0.3)	(0.4)	(1.1)
Total other income (expense) - net	$0.5	$-	$0.3	$(0.5)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended September 30, 2014 and 2013, the Company’s effective income tax rate was 63.0 percent and 32.4 percent, respectively.  For the six months ended September 30, 2014 and 2013, the Company’s effective income tax rate was 38.5 percent and 31.9 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and six months ended September 30, 2014 as compared with the prior year periods were increases in the valuation allowance for certain foreign jurisdictions for which no income tax benefit is recognized and the changing mix of foreign and domestic earnings.   At September 30, 2014, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($44.8 million) and a valuation allowance against certain U.S. deferred tax assets ($15.4 million), as it is more likely than not that these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The tax impacts of certain significant, unusual or infrequently occurring items are recorded in the period in which they occur. The impact of the Company’s operations in certain foreign locations are excluded from the overall effective tax rate methodology and recorded discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At September 30, 2014, the Company was not under audit, but had been notified by the Hungarian taxing authority of a future tax examination covering fiscal years 2011 and 2012.  The Company was not notified of tax examinations covering open periods in any other taxing jurisdiction.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Net earnings attributable to Modine	$1.7	$4.6	$15.4	$14.6
Less: Undistributed earnings attributable to unvested shares	-	-	(0.2)	(0.1)
Net earnings available to Modine shareholders	$1.7	$4.6	$15.2	$14.5

Weighted average shares outstanding - basic	47.2	46.8	47.1	46.8
Effect of dilutive securities	0.5	0.8	0.6	0.6
Weighted average shares outstanding - diluted	47.7	47.6	47.7	47.4

Earnings per share:
Net earnings per share - basic	$0.04	$0.10	$0.32	$0.31
Net earnings per share - diluted	$0.04	$0.10	$0.32	$0.31

For the three and six months ended September 30, 2014 and 2013, the calculation of diluted earnings per share excluded 0.7 million stock options because they were anti-dilutive.

Note 10: Inventories

Inventories consisted of the following:

	September 30, 2014	March 31, 2014
Raw materials and work in process	$93.8	$89.2
Finished goods	32.7	27.6
Total inventories	$126.5	$116.8

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2014	March 31, 2014
Gross property, plant and equipment	$1,039.8	$1,078.6
Accumulated depreciation	(690.7)	(719.0)
Net property, plant and equipment	$349.1	$359.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	South		Building
	America	Asia	HVAC	Total
Goodwill, March 31, 2014	$10.9	$0.5	$17.3	$28.7
Effect of exchange rate changes	(0.8)	-	(0.4)	(1.2)
Goodwill, September 30, 2014	$10.1	$0.5	$16.9	$27.5

Intangible assets consisted of the following:

	September 30, 2014			March 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Tradenames	$9.8	$(5.9)	$3.9	$10.1	$(5.7)	$4.4
Acquired technology	5.8	(0.5)	5.3	5.8	(0.2)	5.6
Customer relationships	2.3	(0.1)	2.2	2.4	-	2.4
Total intangible assets	$17.9	$(6.5)	$11.4	$18.3	$(5.9)	$12.4

Amortization expense for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.2 million, respectively.  Amortization expense for the six months ended September 30, 2014 and 2013 was $0.8 million and $0.4 million, respectively.  Estimated future amortization expense is as follows:

Estimated
Amortization
Fiscal Year	Expense
Remainder of 2015	$0.8
2016	1.7
2017	1.7
2018	1.7
2019	1.6
2020 & Beyond	3.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2014	2013
Beginning balance	$13.9	$12.3
Accruals for warranties issued	1.6	1.0
Accruals related to pre-existing warranties	0.7	-
Settlements	(2.4)	(4.2)
Effect of exchange rate changes	(0.8)	0.2
Ending balance	$13.0	$9.3

	Six months ended September 30,
	2014	2013
Beginning balance	$14.0	$12.6
Accruals for warranties issued	3.2	2.4
Accruals related to pre-existing warranties	1.3	2.5
Settlements	(4.8)	(8.2)
Effect of exchange rate changes	(0.7)	-
Ending balance	$13.0	$9.3

Note 14: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At September 30, 2014 and March 31, 2014, the Company had no borrowings outstanding under its revolving credit facility.  At September 30, 2014, domestic letters of credit totaled $9.0 million, resulting in available borrowings under the Company’s domestic revolving credit facility of $166.0 million.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at September 30, 2014 and March 31, 2014 of $28.8 million and $32.4 million, respectively.  At September 30, 2014, the Company’s foreign unused lines of credit totaled $41.0 million.  In aggregate, the Company had total available lines of credit of $207.0 million at September 30, 2014.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of September 30, 2014.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2014 and March 31, 2014, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $138.0 million and $140.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Contingencies and Litigation

Environmental: The United States Environmental Protection Agency has designated the Company as a potentially responsible party for remediation of three sites where the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana) and a scrap metal site known as Chemetco (Illinois).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned and allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  The Company accrues for costs anticipated for the remedial settlement of the sites listed above if they are probable and can be reasonably determined.  Costs anticipated for the remedial settlement of the sites listed above that are not probable or cannot be reasonably determined at this time have not been accrued; however, the Company does not believe any potential costs would be material to the Company’s financial position due to Modine’s relatively small portion of contributed materials.

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $4.6 million and $5.1 million at September 30, 2014 and March 31, 2014, respectively.  As additional information becomes available, the Company will assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2014
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, June 30, 2014	$28.8	$-	$(130.3)	$(101.5)

Other comprehensive income before reclassifications	(24.3)	-	-	(24.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.3	1.3
Income taxes	-	-	(0.4)	(0.4)
Total other comprehensive (loss) income	(24.3)	-	0.9	(23.4)

Balance, September 30, 2014	$4.5	$-	$(129.4)	$(124.9)

	Three months ended September 30, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, June 30, 2013	$13.5	$(1.0)	$(143.8)	$(131.3)

Other comprehensive income before reclassifications	10.2	-	-	10.2
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.5	1.5
Amortization of unrecognized prior service credit (a)	-	-	(0.3)	(0.3)
Commodity derivatives (b)	-	0.1	-	0.1
Total other comprehensive income	10.2	0.1	1.2	11.5

Balance, September 30, 2013	$23.7	$(0.9)	$(142.6)	$(119.8)

	Six months ended September 30, 2014
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2014	$27.3	$-	$(131.2)	$(103.9)

Other comprehensive income before reclassifications	(22.8)	-	-	(22.8)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	2.7	2.7
Income taxes	-	-	(0.9)	(0.9)
Total other comprehensive (loss) income	(22.8)	-	1.8	(21.0)

Balance, September 30, 2014	$4.5	$-	$(129.4)	$(124.9)

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

Note 17: Segment Information

During the first quarter of fiscal 2015, the Company changed the name of its Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.  The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,		Six months ended September 30,
Net sales:	2014	2013	2014	2013
North America	$143.8	$146.0	$295.5	$294.7
Europe	146.4	138.9	305.0	285.1
South America	27.2	31.8	52.4	66.2
Asia	19.0	16.2	39.8	34.5
Building HVAC	45.5	34.8	86.2	67.2
Segment net sales	381.9	367.7	778.9	747.7
Corporate and eliminations	(4.6)	(3.5)	(9.1)	(7.7)
Net sales	$377.3	$364.2	$769.8	$740.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
North America	$20.9	14.5%	$25.0	17.1%	$49.0	16.6%	$50.5	17.1%
Europe	16.7	11.4%	14.7	10.6%	38.9	12.8%	34.0	11.9%
South America	3.6	13.4%	5.8	18.2%	7.1	13.6%	11.9	18.0%
Asia	2.1	11.1%	1.8	10.7%	5.7	14.3%	4.1	11.8%
Building HVAC	13.2	29.2%	9.8	28.1%	23.1	26.9%	18.3	27.2%
Segment gross profit	56.5	14.8%	57.1	15.5%	123.8	15.9%	118.8	15.9%
Corporate and eliminations	0.2	-	0.1	-	0.6	-	0.3	-
Gross profit	$56.7	15.0%	$57.2	15.7%	$124.4	16.2%	$119.1	16.1%

	Three months ended September 30,		Six months ended September 30,
Operating income:	2014	2013	2014	2013
North America	$7.9	$11.7	$24.0	$26.0
Europe	4.6	3.3	15.0	11.3
South America	0.3	2.5	0.1	5.1
Asia	(0.7)	(1.1)	0.2	(1.4)
Building HVAC	3.2	1.2	6.4	2.2
Segment operating income	15.3	17.6	45.7	43.2
Corporate and eliminations	(7.4)	(7.0)	(13.7)	(13.6)
Operating income	$7.9	$10.6	$32.0	$29.6

	September 30, 2014	March 31, 2014
Total assets:
North America	$225.4	$218.1
Europe	336.9	367.9
South America	73.2	80.1
Asia	92.7	92.8
Building HVAC	150.5	132.7
Corporate and eliminations	133.5	140.7
Total assets	$1,012.2	$1,032.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2014 was the second quarter of fiscal 2015.

Second Quarter Highlights:  Sales in the second quarter of fiscal 2015 increased $13.1 million, or 4 percent, from the second quarter of fiscal 2014, primarily due to sales increases in our Building HVAC, Europe, and Asia segments, partially offset by a sales decrease in our South America segment as economic conditions remained weak in Brazil.  Gross margin decreased 70 basis points, primarily due to unfavorable sales mix and production inefficiencies.  Selling, general and administrative (“SG&A”) expenses increased slightly as a percentage of sales.  During the second quarter of fiscal 2015, our net earnings were $2.0 million, compared with $5.0 million in the prior year.

Year-to-Date Highlights:  Sales in the first six months of fiscal 2015 increased $29.8 million, or 4 percent, from the same period last year, primarily due to sales increases in each of our business segments, except in our South America segment, in which sales were negatively impacted by continued weak economic conditions in Brazil, and an $8.4 million favorable impact of foreign currency exchange rate changes.  Gross profit and gross margin each increased, primarily due to sales volume improvements.  SG&A expenses decreased slightly as a percentage of sales and included a benefit of $2.6 million related to an insurance recovery.  During the first six months of fiscal 2015, our net earnings were $16.1 million, compared with $15.6 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated financial results on a comparative basis for the three and six months ended September 30, 2014 and 2013:

	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$377.3	100.0%	$364.2	100.0%	$769.8	100.0%	$740.0	100.0%
Cost of sales	320.6	85.0%	307.0	84.3%	645.4	83.8%	620.9	83.9%
Gross profit	56.7	15.0%	57.2	15.7%	124.4	16.2%	119.1	16.1%
Selling, general and administrative expenses	47.8	12.7%	46.0	12.6%	90.6	11.8%	88.4	11.9%
Restructuring expenses	1.0	0.2%	0.6	0.2%	1.8	0.2%	1.1	0.2%
Operating income	7.9	2.1%	10.6	2.9%	32.0	4.2%	29.6	4.0%
Interest expense	(3.0)	-0.8%	(3.2)	-0.9%	(6.1)	-0.8%	(6.2)	-0.8%
Other income (expense) – net	0.5	0.1%	-	-	0.3	-	(0.5)	-0.1%
Earnings before income taxes	5.4	1.4%	7.4	2.0%	26.2	3.4%	22.9	3.1%
Provision for income taxes	(3.4)	-0.9%	(2.4)	-0.6%	(10.1)	-1.3%	(7.3)	-1.0%
Net earnings	$2.0	0.5%	$5.0	1.4%	$16.1	2.1%	$15.6	2.1%

Comparison of Three Months Ended September 30, 2014 and 2013

Second quarter sales of $377.3 million were $13.1 million, or 4 percent, higher than the second quarter of the prior year, primarily due to sales increases in our Building HVAC, Europe, and Asia segments and a $1.6 million favorable impact of foreign currency exchange rate changes, partially offset by a sales decrease in our South America segment as economic conditions remained weak in Brazil.

Second quarter gross profit decreased $0.5 million from the second quarter of fiscal 2014.  Gross margin decreased 70 basis points to 15.0 percent in the second quarter of fiscal 2015, primarily due to unfavorable sales mix, driven by a higher mix of lower margin product, and production inefficiencies, including overtime, scrap and expedited freight, partially offset by $2.1 million of accelerated depreciation recorded in the prior year.

SG&A expenses increased $1.8 million from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, yet remained relatively consistent as a percentage of sales.  The increase was primarily due to higher compensation-related expenses in the current year.

Restructuring expenses increased $0.4 million in the second quarter of fiscal 2015 compared with the prior year, primarily due to plant consolidation and equipment transfer costs in our Europe and North America segments.

Operating income of $7.9 million in the second quarter of fiscal 2015 represented a $2.7 million decline from $10.6 million in the second quarter of fiscal 2014, primarily due to decreased gross profit and higher SG&A expenses.

The provision for income taxes was $3.4 million and $2.4 million in the second quarter of fiscal 2015 and 2014, respectively.  The $1.0 million increase was primarily due to higher income tax expense due to the reversal of a significant portion of the Company’s U.S. income tax valuation allowances during the fourth quarter of fiscal 2014.

Comparison of Six Months Ended September 30, 2014 and 2013

Fiscal 2015 year-to-date sales of $769.8 million were $29.8 million, or 4 percent, higher than the same period last year, primarily due to improved sales in each of our business segments, except in our South America segment, in which sales were negatively impacted by continued weak economic conditions in Brazil, and an $8.4 million favorable impact of foreign currency exchange rate changes.

Fiscal 2015 year-to-date gross profit of $124.4 million increased $5.3 million from the same period last year and gross margin increased slightly to 16.2 percent, primarily due to sales volume improvements, $4.3 million of accelerated depreciation recorded in the prior year due to manufacturing process changes at a facility in Germany and a $1.6 million favorable impact of foreign currency exchange rate changes, partially offset by unfavorable sales mix.

Fiscal 2015 year-to-date SG&A expenses increased $2.2 million from the same period last year, yet decreased slightly as a percentage of sales to 11.8 percent.  The increase was primarily due to higher compensation-related expenses in the current year, partially offset by a $2.6 million gain from business interruption insurance in the first quarter of fiscal 2015 related to the Airedale fire.

Restructuring expenses increased $0.7 million from the first six months of fiscal 2014, primarily due to plant consolidation and equipment transfer costs in our Europe and North America segments.

Operating income of $32.0 million during the first six months of fiscal 2015 represented a $2.4 million improvement from the same period last year, primarily due to increased gross profit, partially offset by higher SG&A and restructuring expenses.

The provision for income taxes was $10.1 million and $7.3 million during the first six months of fiscal 2015 and 2014, respectively.  The $2.8 million increase was primarily due to higher income tax expense due to the reversal of a significant portion of the Company’s U.S. income tax valuation allowances during the fourth quarter of fiscal 2014.

SEGMENT RESULTS OF OPERATIONS

During the first quarter of fiscal 2015, we changed the name of our Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2014 and 2013:

North America
	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$143.8	100.0%	$146.0	100.0%	$295.5	100.0%	$294.7	100.0%
Cost of sales	122.9	85.5%	121.0	82.9%	246.5	83.4%	244.2	82.9%
Gross profit	20.9	14.5%	25.0	17.1%	49.0	16.6%	50.5	17.1%
Selling, general and administrative expenses	12.8	8.9%	13.3	9.1%	24.8	8.4%	24.5	8.3%
Restructuring expenses	0.2	0.1%	-	-	0.2	0.1%	-	-
Operating income	$7.9	5.5%	$11.7	8.0%	$24.0	8.1%	$26.0	8.8%

Comparison of Three Months Ended September 30, 2014 and 2013

North America sales decreased $2.2 million, or 2 percent, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, primarily due to lower sales volume to off-highway customers and lower tooling sales, partially offset by increased sales volume to commercial vehicle customers.  Gross margin decreased 260 basis points to 14.5 percent, primarily due to unfavorable sales mix, higher warranty costs, and production inefficiencies caused by increased volume at certain manufacturing facilities and plant consolidation activities.  SG&A expenses decreased $0.5 million, primarily due to lower engineering and development costs.  Restructuring expenses in the second quarter of fiscal 2015 consisted primarily of equipment transfer costs as a result of the planned closure of our McHenry, Illinois manufacturing facility.  Operating income decreased $3.8 million to $7.9 million during the second quarter of fiscal 2015, primarily due to decreased gross profit, partially offset by lower SG&A expenses.

Comparison of Six Months Ended September 30, 2014 and 2013

North America year-to-date sales increased $0.8 million, or less than 1 percent, from the same period last year, primarily due to higher sales volume to commercial vehicle customers, partially offset by decreased sales volume to off-highway customers and lower tooling sales.  Gross margin decreased 50 basis points to 16.6 percent, primarily due to unfavorable sales mix and production inefficiencies.  SG&A expenses increased $0.3 million and were relatively consistent as a percentage of sales.  Operating income decreased $2.0 million to $24.0 million, primarily due to decreased gross profit.

Europe
	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$146.4	100.0%	$138.9	100.0%	$305.0	100.0%	$285.1	100.0%
Cost of sales	129.7	88.6%	124.2	89.4%	266.1	87.2%	251.1	88.1%
Gross profit	16.7	11.4%	14.7	10.6%	38.9	12.8%	34.0	11.9%
Selling, general and administrative expenses	11.3	7.8%	10.8	7.8%	22.8	7.5%	21.6	7.6%
Restructuring expenses	0.8	0.5%	0.6	0.4%	1.1	0.3%	1.1	0.4%
Operating income	$4.6	3.1%	$3.3	2.4%	$15.0	4.9%	$11.3	4.0%

Comparison of Three Months Ended September 30, 2014 and 2013

Europe sales increased $7.5 million, or 5 percent, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, primarily due to increased sales volume to commercial vehicle and automotive customers, partially offset by lower tooling sales.  Gross profit increased $2.0 million and gross margin increased 80 basis points to 11.4 percent, primarily due to higher sales volume and the absence of $2.1 million of accelerated depreciation recorded in the prior year for production equipment that is no longer used due to manufacturing process changes, partially offset by unfavorable sales mix and production inefficiencies caused by increased volume at certain manufacturing facilities and plant consolidation activities.  SG&A expenses increased $0.5 million in the second quarter of fiscal 2015, primarily due to higher engineering and development costs.  Operating income improved $1.3 million to $4.6 million during the second quarter of fiscal 2015, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2014 and 2013

Europe year-to-date sales increased $19.9 million, or 7 percent, from the same period last year, primarily due to increased sales volume to commercial vehicle and automotive customers and a $7.3 million favorable impact of foreign currency exchange rate changes, partially offset by lower tooling sales.  Gross profit increased $4.9 million and gross margin increased 90 basis points to 12.8 percent, primarily due to higher sales volume, the absence of $4.3 million of accelerated depreciation recorded in the prior year and a $1.1 million favorable impact of foreign currency exchange rate changes, partially offset by unfavorable sales mix and production inefficiencies.  SG&A expenses increased $1.2 million, primarily due to higher engineering and development costs and a $0.5 million unfavorable impact of foreign currency exchange rate changes.  Operating income increased $3.7 million to $15.0 million, primarily due to increased gross profit, partially offset by higher SG&A expenses.

South America
	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$27.2	100.0%	$31.8	100.0%	$52.4	100.0%	$66.2	100.0%
Cost of sales	23.6	86.6%	26.0	81.8%	45.3	86.4%	54.3	82.0%
Gross profit	3.6	13.4%	5.8	18.2%	7.1	13.6%	11.9	18.0%
Selling, general and administrative expenses	3.3	12.3%	3.3	10.4%	6.5	12.5%	6.8	10.3%
Restructuring expenses	-	0.2%	-	-	0.5	1.0%	-	-
Operating income	$0.3	0.9%	$2.5	7.8%	$0.1	0.1%	$5.1	7.7%

Comparison of Three Months Ended September 30, 2014 and 2013

South America sales decreased $4.6 million, or 14 percent, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, primarily due to lower sales volume to commercial vehicle, off-highway and automotive customers, as weak economic conditions in Brazil continue.  Gross profit decreased $2.2 million and gross margin decreased to 13.4 percent, primarily due to lower sales volume.  SG&A expenses of $3.3 million were consistent with the prior year.  Operating income decreased $2.2 million to $0.3 million during the second quarter of fiscal 2015, primarily due to lower gross profit.

Comparison of Six Months Ended September 30, 2014 and 2013

South America year-to-date sales decreased $13.8 million, or 21 percent, from the same period last year, primarily due to lower sales volume to commercial vehicle, off-highway and automotive customers, as weak economic conditions in Brazil continue, and a $1.9 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $4.8 million and gross margin decreased to 13.6 percent, primarily due to lower sales volume.  SG&A expenses decreased $0.3 million, primarily due to cost reduction efforts, reflecting our focus on maintaining profitability in the segment despite the lower sales volume.  We recorded restructuring expenses of $0.5 million for employee severance costs to reduce headcount and better align our cost structure with the current market conditions in Brazil.  Operating income decreased $5.0 million to $0.1 million, primarily due to lower gross profit.

Asia
	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$19.0	100.0%	$16.2	100.0%	$39.8	100.0%	$34.5	100.0%
Cost of sales	16.9	88.9%	14.4	89.3%	34.1	85.7%	30.4	88.2%
Gross profit	2.1	11.1%	1.8	10.7%	5.7	14.3%	4.1	11.8%
Selling, general and administrative expenses	2.8	14.8%	2.9	17.6%	5.5	13.9%	5.5	15.9%
Operating (loss) income	$(0.7)	-3.7%	$(1.1)	-6.9%	$0.2	0.4%	$(1.4)	-4.1%

Comparison of Three Months Ended September 30, 2014 and 2013

Asia sales increased $2.8 million, or 17 percent, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, primarily due to new program launches and a $0.5 million favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume within the off-highway markets in China and Korea.  Gross profit increased $0.3 million and gross margin increased to 11.1 percent, primarily due to higher sales volume.  SG&A expenses were relatively consistent with the prior year and decreased as a percentage of sales.  The operating loss decreased $0.4 million to $0.7 million during the second quarter of fiscal 2015, primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2014 and 2013

Asia year-to-date sales increased $5.3 million, or 15 percent, from the same period last year, primarily due to new program launches, higher sales volume to automotive customers, and a $0.7 million favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume within the off-highway markets in China and Korea.  Gross profit increased $1.6 million and gross margin increased to 14.3 percent, primarily due to higher sales volume.  SG&A expenses were consistent with the prior year, yet decreased as a percentage of sales.  Operating income of $0.2 million improved $1.6 million from an operating loss of $1.4 million in the prior year, primarily due to higher gross profit.

Building HVAC
	Three months ended September 30,				Six months ended September 30,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$45.5	100.0%	$34.8	100.0%	$86.2	100.0%	$67.2	100.0%
Cost of sales	32.3	70.8%	25.0	71.9%	63.1	73.1%	48.9	72.8%
Gross profit	13.2	29.2%	9.8	28.1%	23.1	26.9%	18.3	27.2%
Selling, general and administrative expenses	10.0	22.1%	8.6	24.6%	16.7	19.4%	16.1	23.9%
Operating income	$3.2	7.0%	$1.2	3.5%	$6.4	7.4%	$2.2	3.3%

Comparison of Three Months Ended September 30, 2014 and 2013

Building HVAC sales increased $10.7 million, or 31 percent, from the second quarter of fiscal 2014 to the second quarter of fiscal 2015, primarily due to a $6.4 million increase in sales at our Airedale business in the U.K. and increased heating product sales in North America as distributors restocked inventory after the strong fiscal 2014 heating season.  The sales increase at Airedale was primarily due to $3.8 million of sales at our recently-acquired Barkell Limited (“Barkell”) business, higher sales in the second quarter of fiscal 2015 because of a fire at our Airedale facility in the U.K. that temporarily halted production in the prior year, and a $1.2 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $3.4 million and gross margin increased 110 basis points to 29.2 percent, primarily due to higher sales volume and favorable materials costs.  SG&A expenses increased $1.4 million, primarily due to the addition of Barkell costs and higher compensation-related expenses.  Operating income increased $2.0 million to $3.2 million during the second quarter of fiscal 2015, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2014 and 2013

Building HVAC sales increased $19.0 million, or 28 percent, from the same period last year, primarily due to an $11.0 million increase in sales at our Airedale business and increased heating product sales in North America as distributors restocked inventory after the strong fiscal 2014 heating season.  The sales increase at Airedale was primarily due to $7.5 million of sales at our recently-acquired Barkell business, higher sales in September 2014 because the Airedale fire temporarily halted production in the prior year, and a $2.7 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $4.8 million, primarily due to higher sales volume.  Gross margin decreased 30 basis points to 26.9 percent, primarily due to the Barkell acquisition, for which purchase accounting negatively impacted gross margin on products shipped in the quarter immediately following the acquisition, and inefficiencies caused by temporary facilities and processes at our Airedale business during the fire recovery.  SG&A expenses increased $0.6 million, primarily due to the addition of Barkell costs and higher compensation-related expenses, partially offset by a $2.6 million gain, recognized during the first quarter of fiscal 2015, from business interruption insurance related to fiscal 2014 lost profits caused by the Airedale fire.  Operating income of $6.4 million increased $4.2 million compared with the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at September 30, 2014 of $71.3 million and an available borrowing capacity of $207.0 million under lines of credit provided by banks in the United States and abroad.  Due to the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at September 30, 2014 included approximately $15.0 million of advances from our insurance provider that will be spent for recovery and reconstruction costs.

Net cash provided by operating activities for the six months ended September 30, 2014 was $23.6 million, which was a $25.4 million decrease from the prior year.  This decrease in operating cash flows was primarily due to unfavorable net changes in working capital, including higher incentive compensation payments during fiscal 2015 related to fiscal 2014 performance.  Capital expenditures during the first six months of fiscal 2015 were $29.2 million compared with $21.4 million during the same period in fiscal 2014.

We expect to be reimbursed by our insurance provider for substantially all losses and expenses that are directly related to the fire at our Airedale manufacturing facility, including substantially all costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBIDTA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBIDTA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of September 30, 2014 and expect to remain in compliance through the remainder of fiscal 2015 and beyond.

Outlook

For the full year fiscal 2015, we anticipate a consolidated year-over-year sales increase of 3 to 6 percent, operating income of $65.0 million to $73.0 million and diluted earnings per share in the range of $0.63 to $0.73, excluding restructuring charges.

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

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of some remaining economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers;

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to continue to meet customer demands at temporary locations for an extended period of time and to timely realize and effectively deploy insurance proceeds to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•	Our ability to complete the transition of our McHenry, Illinois production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations (particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar), tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China, Europe and North America, and the deterioration in the Brazilian economy in general;

•	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy; and

•	Our ability to realize future tax benefits in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	4,929	(1)	$14.87	_______	_______

August 1 – August 31, 2014	________		________	_______	_______

September 1 – September 30, 2014	________		________	_______	_______

Total	4,929	(1)	$14.87	_______	_______

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock awards. These shares are held as treasury shares.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  October 30, 2014

* Executing as both the principal financial officer and a duly authorized officer of the Company.