Form 10-Q
period 2014-12-31
MODINE MANUFACTURING CO
filed 2015-02-04
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,874,690 at January 28, 2015.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2014 and 2013
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net sales	$363.6	$347.0	$1,133.4	$1,087.0
Cost of sales	304.2	290.2	949.6	911.1
Gross profit	59.4	56.8	183.8	175.9
Selling, general and administrative expenses	45.2	44.5	135.8	132.9
Restructuring expenses	1.9	9.4	3.7	10.5
Gain on sale of wind tunnel	(3.2)	-	(3.2)	-
Impairment charges	-	2.0	-	2.0
Operating income	15.5	0.9	47.5	30.5
Interest expense	(2.8)	(3.2)	(8.9)	(9.4)
Other expense – net	(0.6)	(0.3)	(0.3)	(0.8)
Earnings (loss) from continuing operations before income taxes	12.1	(2.6)	38.3	20.3
Provision for income taxes	(3.0)	(0.8)	(13.1)	(8.1)
Earnings (loss) from continuing operations	9.1	(3.4)	25.2	12.2
Earnings from discontinued operations, net of income taxes	0.6	-	0.6	-
Net earnings (loss)	9.7	(3.4)	25.8	12.2
Net earnings attributable to noncontrolling interest	(0.1)	(0.2)	(0.8)	(1.2)
Net earnings (loss) attributable to Modine	$9.6	$(3.6)	$25.0	$11.0

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.19	$(0.08)	$0.51	$0.23
Diluted	$0.19	$(0.08)	$0.51	$0.23

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.20	$(0.08)	$0.52	$0.23
Diluted	$0.20	$(0.08)	$0.52	$0.23

Weighted average shares outstanding:
Basic	47.2	46.9	47.2	46.8
Diluted	47.7	46.9	47.7	47.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2014 and 2013
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Net earnings (loss)	$9.7	$(3.4)	$25.8	$12.2
Other comprehensive (loss) income:
Foreign currency translation	(15.2)	0.9	(38.0)	6.8
Defined benefit plans, net of income taxes of $0.5, $0, $1.4 and $0	0.8	1.3	2.6	3.8
Cash flow hedges, net of income taxes of $0	-	0.1	-	0.3
Total other comprehensive (loss) income	(14.4)	2.3	(35.4)	10.9

Comprehensive (loss) income	(4.7)	(1.1)	(9.6)	23.1
Comprehensive income attributable to noncontrolling interest	-	(0.2)	(0.7)	(1.2)
Comprehensive (loss) income attributable to Modine	$(4.7)	$(1.3)	$(10.3)	$21.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and March 31, 2014
(In millions, except per share amounts)
(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Cash and cash equivalents	$79.9	$87.2
Trade accounts receivable – net	176.0	221.1
Inventories	124.1	116.8
Deferred income taxes	13.8	13.0
Other current assets	81.0	60.7
Total current assets	474.8	498.8
Property, plant and equipment – net	336.8	359.6
Intangible assets – net	10.7	12.4
Goodwill	26.2	28.7
Deferred income taxes	92.3	98.6
Other noncurrent assets	23.9	34.2
Total assets	$964.7	$1,032.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$23.0	$32.4
Long-term debt – current portion	0.5	0.8
Accounts payable	140.5	171.1
Accrued compensation and employee benefits	55.8	70.8
Other current liabilities	98.5	82.1
Total current liabilities	318.3	357.2
Long-term debt	130.1	131.2
Deferred income taxes	6.5	7.3
Pensions	68.8	81.0
Other noncurrent liabilities	18.1	27.0
Total liabilities	541.8	603.7
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.6 million and 48.3 million shares	30.4	30.2
Additional paid-in capital	180.4	175.7
Retained earnings	363.0	338.0
Accumulated other comprehensive loss	(139.2)	(103.9)
Treasury stock, at cost, 0.7 million shares	(16.2)	(15.2)
Total Modine shareholders' equity	418.4	424.8
Noncontrolling interest	4.5	3.8
Total equity	422.9	428.6
Total liabilities and equity	$964.7	$1,032.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2014 and 2013
(In millions)
(Unaudited)

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$25.8	$12.2
Adjustments to reconcile net earnings with net cash provided by operating activities:
Depreciation and amortization	39.3	45.0
Insurance proceeds from Airedale fire	10.8	16.9
Gain on sale of wind tunnel	(3.2)	-
Impairment charges	-	2.0
Other – net	9.8	4.2
Net changes in operating assets and liabilities	(38.4)	6.4
Net cash provided by operating activities	44.1	86.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(41.9)	(36.0)
Insurance proceeds from Airedale fire	12.2	7.4
Costs to replace building and equipment damaged in Airedale fire	(9.5)	(2.2)
Proceeds from dispositions of assets	7.5	2.7
Other – net	(4.0)	0.3
Net cash used for investing activities	(35.7)	(27.8)

Cash flows from financing activities:
Borrowings of debt	30.0	128.0
Repayments of debt	(40.1)	(124.6)
Financing fees paid	(0.1)	(0.9)
Dividend paid to noncontrolling interest	-	(0.5)
Other – net	0.3	(0.6)
Net cash (used for) provided by financing activities	(9.9)	1.4

Effect of exchange rate changes on cash	(5.8)	2.2
Net (decrease) increase in cash and cash equivalents	(7.3)	62.5

Cash and cash equivalents – beginning of period	87.2	23.8
Cash and cash equivalents – end of period	$79.9	$86.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1:	General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2014.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2015 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2014.

Discontinued operations:  During fiscal 2009, the Company sold its Electronics Cooling business.  The buyer financed a portion of the selling price by issuing promissory notes payable to Modine.  During the third quarter of fiscal 2015, the Company received $1.5 million from the buyer, which represented the final payment on the promissory notes.  The Company had previously recorded a reserve against a portion of the promissory notes due to collectability concerns.  As a result, the Company recorded a gain of $0.9 million ($0.6 million after income taxes) during the third quarter of fiscal 2015.

Out of period adjustment:  During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment that related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  The Company does not believe that the impact of this error is material to its financial statements for the nine months ended December 31, 2013.

New revenue recognition accounting guidance:  In May 2014, the Financial Accounting Standards Board issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance is effective for the Company’s first quarter of fiscal 2018 and early application is not permitted.  The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

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

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  During the first quarter of fiscal 2015, the Company recorded a $2.6 million recovery from business interruption insurance for fiscal 2014 lost profits.  During the third quarter of fiscal 2015, the Company recorded a $2.0 million recovery from business interruption insurance for year-to-date lost profits in fiscal 2015.  The Company recorded these recoveries for lost profits within selling, general and administrative (“SG&A”) expenses.  Since the date of the fire, the Company has received cumulative cash proceeds of $60.6 million from its insurance provider for covered losses.  In addition, the Company has written-off inventory of $4.7 million and equipment with a net book value of $1.4 million and incurred costs directly attributable to the fire totaling $18.9 million.  The Company has recorded these losses and costs, which totaled $25.0 million, in the same statement of operations line as the related insurance recovery.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  As of December 31, 2014, the Company has capitalized reconstruction costs of $12.9 million, and has recorded this asset on the consolidated balance sheet within other current assets.  The Company estimates the total cost of reconstruction to be $56.9 million.  As of December 31, 2014, the liability to rebuild the facility was $56.9 million, which was recorded within other current liabilities, and the total receivable from the Company’s insurance provider was $25.9 million, which was recorded within other current assets.  As of March 31, 2014, the liability to rebuild the facility was $45.0 million ($37.0 million within other current liabilities and $8.0 million within other noncurrent liabilities), and the receivable from the Company’s insurance provider was $25.4 million ($18.4 million within other current assets and $7.0 million within other noncurrent assets).  The Company increased its estimate of the cost to rebuild the Rawdon facility and the associated insurance receivable by $11.9 million during fiscal 2015, primarily due to an increase in costs to prepare the site’s foundation for reconstruction.
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

The carrying values of cash and cash equivalents, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $2.9 million and $2.6 million at December 31, 2014 and March 31, 2014, respectively.  The fair value of the Company’s debt is disclosed in Note 14.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4:	Pensions

During the three months ended December 31, 2014 and 2013, the Company contributed $2.1 million and $2.8 million, respectively, to its U.S. pension plans.  During the nine months ended December 31, 2014 and 2013, the Company contributed $5.9 million and $6.2 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Service cost	$0.1	$0.2	$0.4	$0.5
Interest cost	3.3	3.2	9.8	9.7
Expected return on plan assets	(4.2)	(3.9)	(12.6)	(11.8)
Amortization of unrecognized net loss	1.4	1.6	4.2	4.7
Net periodic benefit cost	$0.6	$1.1	$1.8	$3.1

Note 5:	Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and executives that consists of restricted stock and stock option components granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock options and/or stock awards for non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $0.9 million and $1.5 million for the three months ended December 31, 2014 and 2013, respectively.  The Company recognized stock-based compensation cost of $3.6 million and $3.1 million for the nine months ended December 31, 2014 and 2013, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2015 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2014 and 2013 were as follows:

	Nine months ended December 31,
	2014		2013
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.1	$10.21	0.2	$7.76
Restricted stock - retention	0.2	$14.94	0.3	$10.40
Restricted stock - performance based	0.2	$14.94	0.2	$10.40
Unrestricted stock	0.1	$14.83	0.1	$14.53

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

As of December 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted Average Remaining Service Period in Years
Stock options	$2.0	2.9
Restricted stock - retention	5.2	2.7
Restricted stock - performance based	2.7	2.0
Total	$9.9	2.5

Note 6:	Restructuring Activities

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

Since commencement of the Europe segment restructuring program, the Company has recorded $28.6 million of employee severance costs, primarily related to headcount reductions at two manufacturing facilities and the segment headquarters, $26.1 million of asset impairment charges, and $9.3 million of accelerated depreciation and other restructuring and repositioning expenses.

Restructuring and repositioning expenses related to the Europe segment restructuring program were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Employee severance and related benefits	$-	$9.0	$-	$9.8
Accelerated depreciation	-	-	-	4.3
Other restructuring and repositioning expenses	0.6	0.4	1.7	0.7
Total	$0.6	$9.4	$1.7	$14.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During the three and nine months ended December 31, 2014, the Company recorded $0.6 million and $1.7 million, respectively, of Europe segment restructuring and repositioning expenses as restructuring expenses in the consolidated statement of operations.  During the nine months ended December 31, 2013, the Company recorded $4.3 million of Europe segment restructuring and repositioning costs within cost of sales.  During the three and nine months ended December 31, 2013, the Company recorded Europe segment restructuring and repositioning costs of $9.4 million and $10.5 million, respectively, as restructuring expenses in the consolidated statement of operations.
The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance related to the Europe segment restructuring program were as follows:

	Three months ended December 31,
	2014	2013
Beginning balance	$15.0	$10.7
Additions	-	9.0
Payments	(0.6)	(1.5)
Effect of exchange rate changes	(0.7)	0.3
Ending balance	$13.7	$18.5

	Nine months ended December 31,
	2014	2013
Beginning balance	$18.3	$11.6
Additions	-	9.8
Payments	(2.5)	(3.7)
Effect of exchange rate changes	(2.1)	0.8
Ending balance	$13.7	$18.5

During the third quarter of fiscal 2015, the Company sold a wind tunnel within the Europe segment, which was previously reported as an asset held for sale, for cash proceeds of $5.8 million and recognized a gain of $3.2 million.

During the three months ended December 31, 2013, the Company recorded asset impairment charges of $2.0 million, primarily related to a manufacturing facility in Germany that the Company plans to close.

During the three and nine months ended December 31, 2014, the Company recorded $0.7 million and $1.2 million, respectively, of restructuring expenses in its South America segment due to employee severance-related costs.  The headcount reductions were in response to the economic slowdown in Brazil and reflect the Company’s objective to maintain profitability in the segment despite lower sales volume.

During the fourth quarter of fiscal 2014, the Company approved a plan to close its McHenry, Illinois manufacturing facility, reflecting its focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.  The Company has begun to transfer the facility’s current production to other existing North America segment manufacturing facilities.  During the three and nine months ended December 31, 2014, the Company recorded $0.6 million and $0.8 million, respectively, of restructuring expenses related to the planned closure, primarily for equipment transfer costs.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Equity in earnings of non-consolidated affiliate	$0.2	$0.1	$0.6	$0.5
Interest income	0.1	0.1	0.4	0.3
Foreign currency transactions	(0.9)	(0.6)	(1.3)	(1.7)
Other non-operating income - net	-	0.1	-	0.1
Total other expense - net	$(0.6)	$(0.3)	$(0.3)	$(0.8)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany transactions denominated in a foreign currency, along with unrealized gains and losses on foreign currency exchange contracts.

Note 8:	Income Taxes

For the three months ended December 31, 2014 and 2013, the Company’s effective income tax rate was 24.8 percent and (30.8) percent, respectively.  For the nine months ended December 31, 2014 and 2013, the Company’s effective income tax rate was 34.2 percent and 39.9 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three and nine months ended December 31, 2014, as compared with the prior-year periods, were increases in the valuation allowance relating to certain foreign jurisdictions for which no income tax benefit is recognized, the changing mix of foreign and domestic earnings, and a $2.5 million benefit in fiscal 2014 from a foreign tax law change.   At December 31, 2014, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($44.2 million) and a valuation allowance against certain U.S. deferred tax assets ($15.4 million), as it is more likely than not that these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Earnings (loss) from continuing operations	$9.1	$(3.4)	$25.2	$12.2
Less: Net earnings attributable to noncontrolling interest	(0.1)	(0.2)	(0.8)	(1.2)
Less: Undistributed earnings attributable to unvested shares	(0.1)	-	(0.3)	(0.1)
Earnings (loss) from continuing operations available to Modine shareholders	8.9	(3.6)	24.1	10.9
Earnings from discontinued operations, net of income taxes	0.6	-	0.6	-
Net earnings (loss) available to Modine shareholders	$9.5	$(3.6)	$24.7	$10.9

Weighted average shares outstanding - basic	47.2	46.9	47.2	46.8
Effect of dilutive securities	0.5	-	0.5	0.7
Weighted average shares outstanding - diluted	47.7	46.9	47.7	47.5

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.19	$(0.08)	$0.51	$0.23
Earnings per share - discontinued operations	0.01	-	0.01	-
Net earnings (loss) per share - basic	$0.20	$(0.08)	$0.52	$0.23

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.19	$(0.08)	$0.51	$0.23
Earnings per share - discontinued operations	0.01	-	0.01	-
Net earnings (loss) per share - diluted	$0.20	$(0.08)	$0.52	$0.23

For the three and nine months ended December 31, 2014, the calculation of diluted earnings per share excluded 0.9 million and 0.7 million stock options, respectively, because they were anti-dilutive.  For the three and nine months ended December 31, 2013, the calculation of diluted earnings per share excluded 0.5 million and 0.7 million stock options, respectively, because they were anti-dilutive.  For the three months ended December 31, 2013, the total number of potential dilutive securities was 0.8 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10:	Inventories

Inventories consisted of the following:

	December 31, 2014	March 31, 2014
Raw materials and work in process	$93.1	$89.2
Finished goods	31.0	27.6
Total inventories	$124.1	$116.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11:	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2014	March 31, 2014
Gross property, plant and equipment	$1,021.2	$1,078.6
Accumulated depreciation	(684.4)	(719.0)
Net property, plant and equipment	$336.8	$359.6

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	South America	Asia	Building HVAC	Total
Goodwill, March 31, 2014	$10.9	$0.5	$17.3	$28.7
Effect of exchange rate changes	(1.6)	-	(0.9)	(2.5)
Goodwill, December 31, 2014	$9.3	$0.5	$16.4	$26.2

Intangible assets consisted of the following:

	December 31, 2014			March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Tradenames	$9.5	$(5.8)	$3.7	$10.1	$(5.7)	$4.4
Acquired technology	5.7	(0.7)	5.0	5.8	(0.2)	5.6
Customer relationships	2.2	(0.2)	2.0	2.4	-	2.4
Total intangible assets	$17.4	$(6.7)	$10.7	$18.3	$(5.9)	$12.4

Amortization expense for the three months ended December 31, 2014 and 2013 was $0.4 million and $0.2 million, respectively.  Amortization expense for the nine months ended December 31, 2014 and 2013 was $1.2 million and $0.6 million, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2015	$0.4
2016	1.6
2017	1.7
2018	1.7
2019	1.5
2020 & Beyond	3.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13:	Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2014	2013
Beginning balance	$13.0	$9.3
Accruals for warranties issued	1.3	1.9
(Reversals) accruals related to pre-existing warranties	(0.1)	0.9
Settlements	(2.2)	(1.6)
Effect of exchange rate changes	(0.3)	0.1
Ending balance	$11.7	$10.6

	Nine months ended December 31,
	2014	2013
Beginning balance	$14.0	$12.6
Accruals for warranties issued	4.5	4.3
Accruals related to pre-existing warranties	1.2	3.4
Settlements	(7.0)	(9.8)
Effect of exchange rate changes	(1.0)	0.1
Ending balance	$11.7	$10.6

Note 14:	Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At December 31, 2014 and March 31, 2014, the Company had no borrowings outstanding under its revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at December 31, 2014 and March 31, 2014 of $23.0 million and $32.4 million, respectively.  At December 31, 2014, the Company’s foreign unused lines of credit totaled $43.0 million.  In aggregate, the Company had total available lines of credit of $218.0 million at December 31, 2014.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of December 31, 2014.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2014 and March 31, 2014, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $136.0 million and $140.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in Brazil and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $4.2 million and $5.1 million at December 31, 2014 and March 31, 2014, respectively.  As additional information becomes available, the Company will assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine’s Brazilian subsidiary seeking remediation and certain other damages as a result of contamination allegedly attributable to Modine’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Europe value added tax:  During fiscal 2012, the Company determined it was not properly applying value added tax (“VAT”) to certain cross-border transactions within the Europe segment and established an accrual of $10.7 million for estimated VAT liabilities, including interest and penalties.  During fiscal 2013 and 2014, the Company completed the registration and filing process with the taxing authorities and began making payments to the applicable jurisdictions.  During the three and nine months ended December 31, 2014, the Company recorded reductions to SG&A expenses of $1.0 million and $1.2 million, respectively.  During the three and nine months ended December 31, 2013, the Company recorded reductions to SG&A expenses of $1.1 million and $1.6 million, respectively.  These reductions resulted from favorable changes to the estimated VAT obligations.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2014
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, September 30, 2014	$4.5	$-	$(129.4)	$(124.9)

Other comprehensive income before reclassifications	(15.1)	-	-	(15.1)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.3	1.3
Income taxes	-	-	(0.5)	(0.5)
Total other comprehensive (loss) income	(15.1)	-	0.8	(14.3)

Balance, December 31, 2014	$(10.6)	$-	$(128.6)	$(139.2)

	Three months ended December 31, 2013
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, September 30, 2013	$23.7	$(0.9)	$(142.6)	$(119.8)

Other comprehensive income before reclassifications	0.9	-	-	0.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	1.6	1.6
Amortization of unrecognized prior service credit (a)	-	-	(0.3)	(0.3)
Commodity derivatives (b)	-	0.1	-	0.1
Total other comprehensive income	0.9	0.1	1.3	2.3

Balance, December 31, 2013	$24.6	$(0.8)	$(141.3)	$(117.5)

	Nine months ended December 31, 2014
	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2014	$27.3	$-	$(131.2)	$(103.9)

Other comprehensive income before reclassifications	(37.9)	-	-	(37.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	4.0	4.0
Income taxes	-	-	(1.4)	(1.4)
Total other comprehensive (loss) income	(37.9)	-	2.6	(35.3)

Balance, December 31, 2014	$(10.6)	$-	$(128.6)	$(139.2)

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

During the first quarter of fiscal 2015, the Company changed the name of its Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.  The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,		Nine months ended December 31,
Net sales:	2014	2013	2014	2013
North America	$131.8	$128.9	$427.3	$423.6
Europe	137.2	140.5	442.2	425.6
South America	21.5	27.4	73.9	93.6
Asia	20.2	17.1	60.0	51.6
Building HVAC	56.3	37.0	142.5	104.2
Segment net sales	367.0	350.9	1,145.9	1,098.6
Corporate and eliminations	(3.4)	(3.9)	(12.5)	(11.6)
Net sales	$363.6	$347.0	$1,133.4	$1,087.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
North America	$20.3	15.4%	$20.0	15.5%	$69.3	16.2%	$70.5	16.6%
Europe	14.1	10.3%	17.2	12.2%	53.0	12.0%	51.2	12.0%
South America	2.2	10.0%	4.5	16.3%	9.3	12.5%	16.4	17.5%
Asia	2.7	13.6%	2.0	11.7%	8.4	14.1%	6.1	11.8%
Building HVAC	19.6	34.7%	13.1	35.5%	42.7	30.0%	31.4	30.1%
Segment gross profit	58.9	16.0%	56.8	16.2%	182.7	15.9%	175.6	16.0%
Corporate and eliminations	0.5	-	-	-	1.1	-	0.3	-
Gross profit	$59.4	16.4%	$56.8	16.4%	$183.8	16.2%	$175.9	16.2%

	Three months ended December 31,		Nine months ended December 31,
Operating income:	2014	2013	2014	2013
North America	$6.9	$8.7	$30.9	$34.7
Europe	5.9	(5.3)	20.9	6.0
South America	(1.3)	1.1	(1.2)	6.2
Asia	(0.3)	(0.6)	(0.1)	(2.0)
Building HVAC	9.8	5.3	16.2	7.5
Segment operating income	21.0	9.2	66.7	52.4
Corporate and eliminations	(5.5)	(8.3)	(19.2)	(21.9)
Operating income	$15.5	$0.9	$47.5	$30.5

	December 31, 2014	March 31, 2014
Total assets:
North America	$217.2	$218.1
Europe	311.3	367.9
South America	62.9	80.1
Asia	91.1	92.8
Building HVAC	148.4	132.7
Corporate and eliminations	133.8	140.7
Total assets	$964.7	$1,032.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2014 was the third quarter of fiscal 2015.

Third Quarter Highlights:  Sales in the third quarter of fiscal 2015 increased $16.6 million, or 5 percent, from the third quarter of fiscal 2014, due to sales increases in our Building HVAC, Asia and North America segments, partially offset by lower sales in our South America segment, as economic conditions remained weak in Brazil, and in our Europe segment, where sales volume increases were more than offset by unfavorable foreign currency exchange rate changes, primarily associated with the recent strengthening of the U.S. dollar.  Gross profit increased $2.6 million, primarily due to sales volume improvements.  Selling, general and administrative (“SG&A”) expenses decreased slightly as a percentage of sales.  During the third quarter of fiscal 2015, our net earnings from continuing operations were $9.1 million, compared with a net loss of $3.4 million in the prior year.

Year-to-Date Highlights:  Sales in the first nine months of fiscal 2015 increased $46.4 million, or 4 percent, from the same period last year, due to sales increases in each of our business segments, except in our South America segment, in which sales were negatively impacted by continued weak economic conditions in Brazil.  Gross profit increased $7.9 million, primarily due to sales volume improvements.  SG&A expenses decreased slightly as a percentage of sales.  During the first nine months of fiscal 2015, our net earnings from continuing operations were $25.2 million, compared with $12.2 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents consolidated financial results on a comparative basis for the three and nine months ended December 31, 2014 and 2013:

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$363.6	100.0%	$347.0	100.0%	$1,133.4	100.0%	$1,087.0	100.0%
Cost of sales	304.2	83.6%	290.2	83.6%	949.6	83.8%	911.1	83.8%
Gross profit	59.4	16.4%	56.8	16.4%	183.8	16.2%	175.9	16.2%
Selling, general and administrative expenses	45.2	12.5%	44.5	12.8%	135.8	12.0%	132.9	12.2%
Restructuring expenses	1.9	0.5%	9.4	2.7%	3.7	0.3%	10.5	1.0%
Gain on sale of wind tunnel	(3.2)	-0.9%	-	-	(3.2)	-0.3%	-	-
Impairment charges	-	-	2.0	0.6%	-	-	2.0	0.2%
Operating income	15.5	4.3%	0.9	0.3%	47.5	4.2%	30.5	2.8%
Interest expense	(2.8)	-0.8%	(3.2)	-1.0%	(8.9)	-0.8%	(9.4)	-0.8%
Other expense – net	(0.6)	-0.2%	(0.3)	-0.1%	(0.3)	-	(0.8)	-0.1%
Earnings (loss) from continuing operations before income taxes	12.1	3.3%	(2.6)	-0.8%	38.3	3.4%	20.3	1.9%
Provision for income taxes	(3.0)	-0.8%	(0.8)	-0.2%	(13.1)	-1.2%	(8.1)	-0.8%
Earnings (loss) from continuing operations	$9.1	2.5%	$(3.4)	-1.0%	$25.2	2.2%	$12.2	1.1%

Comparison of Three Months Ended December 31, 2014 and 2013

Third quarter sales of $363.6 million were $16.6 million, or 5 percent, higher than the third quarter of the prior year, due to sales increases in our Building HVAC, Asia, and North America segments, partially offset by decreased sales in our South America segment, as economic conditions remained weak in Brazil, and lower sales in our Europe segment, where higher sales volume was more than offset by a $12.1 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the recent strengthening of the U.S. dollar.

Third quarter gross profit increased $2.6 million from the third quarter of fiscal 2014, primarily due to sales volume improvements, partially offset by higher material costs and a $1.5 million unfavorable impact of foreign currency exchange rate changes.  Gross margin of 16.4 percent remained consistent with the third quarter of the prior year.

SG&A expenses increased $0.7 million from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, yet decreased slightly as a percentage of sales to 12.5 percent.  The $0.7 million increase was primarily due to higher engineering and development costs, partially offset by lower compensation-related expenses and a $1.3 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses decreased $7.5 million in the third quarter of fiscal 2015 compared with the prior year, due to lower restructuring costs in Germany, as we have entered the final stages of our European restructuring program, partially offset by higher severance-related costs in South America and plant consolidation activities in North America.

During the third quarter of fiscal 2015, we sold a wind tunnel within our Europe segment that we no longer considered to be a core asset, and recognized a gain of $3.2 million.  During the third quarter of fiscal 2014, we recorded asset impairment charges of $2.0 million, primarily related to the planned closure of a manufacturing facility in Germany.

Operating income of $15.5 million in the third quarter of fiscal 2015 represented a $14.6 million increase from $0.9 million in the third quarter of fiscal 2014, primarily due to a reduction in restructuring expenses, the $3.2 million gain from the sale of the wind tunnel and increased gross profit.

Interest expense in the third quarter of fiscal 2015 decreased $0.4 million, or 13 percent, compared with the third quarter of the prior year, primarily due to lower outstanding short-term debt.

The provision for income taxes was $3.0 million and $0.8 million in the third quarter of fiscal 2015 and 2014, respectively.  The $2.2 million increase was primarily related to a $2.5 million benefit from a foreign tax law change in the third quarter of fiscal 2014 and higher income tax expense due to the reversal of U.S. income tax valuation allowances during the fourth quarter of fiscal 2014, partially offset by tax benefits associated with the retroactive extension of certain U.S. tax laws in the third quarter of fiscal 2015.

Earnings from discontinued operations, net of income taxes, of $0.6 million in the third quarter of fiscal 2015 related to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

Comparison of Nine Months Ended December 31, 2014 and 2013

Fiscal 2015 year-to-date sales of $1,133.4 million were $46.4 million, or 4 percent, higher than the same period last year, due to improved sales in each of our business segments, except in our South America segment, in which sales were negatively impacted by continued weak economic conditions in Brazil.  Total Company year-to-date sales were negatively impacted by a $7.0 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the recent strengthening of the U.S. dollar.

Fiscal 2015 year-to-date gross profit of $183.8 million increased $7.9 million from the same period last year, primarily due to sales volume improvements and $4.3 million of accelerated depreciation recorded in the prior year due to manufacturing process changes at a facility in Germany.

Fiscal 2015 year-to-date SG&A expenses increased $2.9 million from the same period last year, yet decreased slightly as a percentage of sales to 12.0 percent.  The increase was primarily due to higher compensation-related expenses, increased engineering and development costs, and SG&A expenses at Barkell Limited (“Barkell”), which we acquired in the fourth quarter of fiscal 2014, partially offset by recoveries totaling $4.6 million from business interruption insurance recognized during fiscal 2015 related to the Airedale fire.

Restructuring expenses decreased $6.8 million in the nine months of fiscal 2015 compared with the prior year, due to lower restructuring costs in Germany, as we have entered the final stages of our European restructuring program, partially offset by higher severance-related costs in South America and plant consolidation activities in North America.

During fiscal 2015, we sold a wind tunnel within our Europe segment that we no longer considered to be a core asset, and recognized a gain of $3.2 million.

Operating income of $47.5 million during the first nine months of fiscal 2015 increased $17.0 million from the same period last year, primarily due to higher gross profit, a reduction in restructuring expenses, and the gain from the sale of the wind tunnel, partially offset by slightly higher SG&A expenses.

Interest expense decreased $0.5 million, or 5 percent, during the first nine months of fiscal 2015 compared with the prior year, primarily due to lower outstanding short-term debt.

The provision for income taxes was $13.1 million and $8.1 million during the first nine months of fiscal 2015 and 2014, respectively.  The $5.0 million increase was primarily due to higher income tax expense related to the reversal of U.S. income tax valuation allowances during the fourth quarter of fiscal 2014 and a $2.5 million benefit from a foreign tax law change in the prior year, partially offset by tax benefits associated with the retroactive extension of certain U.S. tax laws in the current year.

Earnings from discontinued operations, net of income taxes, of $0.6 million in fiscal 2015 relates to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

SEGMENT RESULTS OF OPERATIONS

During the first quarter of fiscal 2015, we changed the name of our Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2014 and 2013:

North America

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$131.8	100.0%	$128.9	100.0%	$427.3	100.0%	$423.6	100.0%
Cost of sales	111.5	84.6%	108.9	84.5%	358.0	83.8%	353.1	83.4%
Gross profit	20.3	15.4%	20.0	15.5%	69.3	16.2%	70.5	16.6%
Selling, general and administrative expenses	12.8	9.7%	11.3	8.7%	37.6	8.8%	35.8	8.4%
Restructuring expenses	0.6	0.5%	-	-	0.8	0.2%	-	-
Operating income	$6.9	5.2%	$8.7	6.8%	$30.9	7.2%	$34.7	8.2%

Comparison of Three Months Ended December 31, 2014 and 2013

North America sales increased $2.9 million, or 2 percent, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, primarily due to higher sales volume to commercial vehicle and automotive customers, partially offset by lower sales volume to off-highway customers.  Gross margin declined slightly as a percentage of sales, primarily due to higher material costs and unfavorable sales mix.  SG&A expenses increased $1.5 million, primarily due to higher engineering and development costs.  Restructuring expenses in the third quarter of fiscal 2015 consisted primarily of equipment transfer costs as a result of the planned closure of our McHenry, Illinois manufacturing facility.  Operating income decreased $1.8 million to $6.9 million during the third quarter of fiscal 2015, primarily due to higher SG&A and restructuring expenses.

Comparison of Nine Months Ended December 31, 2014 and 2013

North America year-to-date sales increased $3.7 million, or 1 percent, from the same period last year, primarily due to higher sales volume to commercial vehicle customers, partially offset by decreased sales volume to off-highway customers.  Gross profit decreased $1.2 million and gross margin decreased 40 basis points to 16.2 percent, primarily due to unfavorable sales mix and production inefficiencies caused by plant consolidation activities.  SG&A expenses increased $1.8 million, primarily due to higher compensation-related expenses and increased engineering and development costs.  Operating income decreased $3.8 million to $30.9 million, primarily due to higher SG&A and restructuring expenses and lower gross profit.

Europe

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$137.2	100.0%	$140.5	100.0%	$442.2	100.0%	$425.6	100.0%
Cost of sales	123.1	89.7%	123.3	87.8%	389.2	88.0%	374.4	88.0%
Gross profit	14.1	10.3%	17.2	12.2%	53.0	12.0%	51.2	12.0%
Selling, general and administrative expenses	10.8	7.9%	11.1	7.9%	33.6	7.6%	32.7	7.7%
Restructuring expenses	0.6	0.4%	9.4	6.7%	1.7	0.4%	10.5	2.4%
Gain on sale of wind tunnel	(3.2)	-2.3%	-	-	(3.2)	-0.7%	-	-
Impairment charges	-	-	2.0	1.4%	-	-	2.0	0.5%
Operating income (loss)	$5.9	4.3%	$(5.3)	-3.8%	$20.9	4.7%	$6.0	1.4%

Comparison of Three Months Ended December 31, 2014 and 2013

Europe sales decreased $3.3 million, or 2 percent, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, primarily due to a $12.1 million unfavorable impact of foreign currency exchange rate changes, lower sales volume to off-highway customers, and lower tooling sales, partially offset by increased sales volume to automotive and commercial vehicle customers.  Gross profit decreased $3.1 million and gross margin decreased 190 basis points to 10.3 percent, primarily due to higher material costs, unfavorable sales mix, production inefficiencies caused by increased volume at certain manufacturing facilities and plant consolidation activities, and a $1.2 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower warranty costs.  SG&A expenses decreased $0.3 million compared with the prior year, primarily due to a $0.9 million favorable impact of foreign currency exchange rate changes, partially offset by higher engineering and development costs.  During the third quarter of fiscal 2015, we sold a wind tunnel that we no longer considered to be a core asset for $5.8 million, which resulted in a gain of $3.2 million.  Operating income improved $11.2 million to $5.9 million during the third quarter of fiscal 2015, primarily due to a reduction in restructuring expenses and impairment charges and the gain from selling the wind tunnel.

Comparison of Nine Months Ended December 31, 2014 and 2013

Europe year-to-date sales increased $16.6 million, or 4 percent, from the same period last year, primarily due to increased sales volume to commercial vehicle and automotive customers, partially offset by lower tooling sales and a $4.8 million unfavorable impact of foreign currency exchange rate changes. Gross profit increased $1.8 million, primarily due to higher sales volume and the absence of $4.3 million of accelerated depreciation recorded in the prior year for production equipment that is no longer used due to manufacturing process changes, partially offset by unfavorable sales mix and production inefficiencies.  SG&A expenses increased $0.9 million, primarily due to higher engineering and development costs, partially offset by a $0.4 million favorable impact of foreign currency exchange rate changes.  Operating income increased $14.9 million to $20.9 million, primarily due to a reduction in restructuring expenses and impairment charges and a gain from selling the wind tunnel.

South America

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$21.5	100.0%	$27.4	100.0%	$73.9	100.0%	$93.6	100.0%
Cost of sales	19.3	90.0%	22.9	83.7%	64.6	87.5%	77.2	82.5%
Gross profit	2.2	10.0%	4.5	16.3%	9.3	12.5%	16.4	17.5%
Selling, general and administrative expenses	2.8	12.9%	3.4	12.2%	9.3	12.5%	10.2	10.9%
Restructuring expenses	0.7	3.0%	-	-	1.2	1.6%	-	-
Operating (loss) income	$(1.3)	-5.9%	$1.1	4.1%	$(1.2)	-1.6%	$6.2	6.6%

Comparison of Three Months Ended December 31, 2014 and 2013

South America sales decreased $5.9 million, or 22 percent, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, primarily due to lower sales volume to off-highway, commercial vehicle and automotive customers as weak economic conditions in Brazil continued and a $2.5 million unfavorable impact of foreign currency exchange rate changes. We expect the weak economic conditions in Brazil will continue to impact many of the markets served by our South America segment through at least the end of calendar year 2015.  Gross profit decreased $2.3 million and gross margin decreased to 10.0 percent, primarily due to lower sales volume.  SG&A expenses decreased $0.6 million, primarily due to the favorable impact of restructuring actions and ongoing cost control measures.  We recorded restructuring expenses of $0.7 million for employee severance-related costs to reduce headcount and better align our cost structure with the market conditions in Brazil.  The $1.3 million operating loss in South America represents a $2.4 million decline in earnings compared to the prior year.

Comparison of Nine Months Ended December 31, 2014 and 2013

South America year-to-date sales decreased $19.7 million, or 21 percent, from the same period last year, primarily due to lower sales volume to commercial vehicle, off-highway and automotive customers, as weak economic conditions in Brazil continued, and a $4.5 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $7.1 million and gross margin decreased to 12.5 percent, primarily due to lower sales volume.  SG&A expenses decreased $0.9 million, primarily due to ongoing cost control measures.  During the first nine months of fiscal 2015, we recorded restructuring expenses of $1.2 million for employee severance-related costs.  The $1.2 million operating loss represents a $7.4 million decline in earnings compared to the first nine months of fiscal 2014.

Asia

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$20.2	100.0%	$17.1	100.0%	$60.0	100.0%	$51.6	100.0%
Cost of sales	17.5	86.4%	15.1	88.3%	51.6	85.9%	45.5	88.2%
Gross profit	2.7	13.6%	2.0	11.7%	8.4	14.1%	6.1	11.8%
Selling, general and administrative expenses	3.0	14.8%	2.6	14.9%	8.5	14.2%	8.1	15.6%
Operating loss	$(0.3)	-1.2%	$(0.6)	-3.2%	$(0.1)	-0.1%	$(2.0)	-3.8%

Comparison of Three Months Ended December 31, 2014 and 2013

Asia sales increased $3.1 million, or 18 percent, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, primarily due to new automotive program launches in China, higher sales across all markets in India, and higher tooling sales, partially offset by lower sales volume within the off-highway markets in China.  Gross profit increased $0.7 million and gross margin increased to 13.6 percent, primarily due to higher sales volume.  SG&A expenses increased $0.4 million, primarily due to higher engineering and development costs, yet decreased as a percentage of sales.  The operating loss decreased $0.3 million to $0.3 million during the third quarter of fiscal 2015, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2014 and 2013

Asia year-to-date sales increased $8.4 million, or 16 percent, from the same period last year, primarily due to new automotive program launches in China and higher sales across all markets in India, partially offset by lower sales volume within the off-highway markets in China and Korea.  Gross profit increased $2.3 million and gross margin increased to 14.1 percent, primarily due to higher sales volume.  SG&A expenses increased $0.4 million, yet decreased as a percentage of sales.  The operating loss of $0.1 million improved $1.9 million from an operating loss of $2.0 million in the prior year, primarily due to higher gross profit.

Building HVAC

	Three months ended December 31,				Nine months ended December 31,
	2014		2013		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$56.3	100.0%	$37.0	100.0%	$142.5	100.0%	$104.2	100.0%
Cost of sales	36.7	65.3%	23.9	64.5%	99.8	70.0%	72.8	69.9%
Gross profit	19.6	34.7%	13.1	35.5%	42.7	30.0%	31.4	30.1%
Selling, general and administrative expenses	9.8	17.3%	7.8	21.2%	26.5	18.6%	23.9	22.9%
Operating income	$9.8	17.4%	$5.3	14.3%	$16.2	11.4%	$7.5	7.2%

Comparison of Three Months Ended December 31, 2014 and 2013

Building HVAC sales increased $19.3 million, or 52 percent, from the third quarter of fiscal 2014 to the third quarter of fiscal 2015, primarily due to a $13.0 million increase in sales at our Airedale business in the U.K.  This increase includes $5.0 million of sales at Barkell, which we acquired in the fourth quarter of fiscal 2014.  The sales increase at Airedale was mainly due to a fire at our Airedale facility in September 2013 that temporarily halted production and negatively impacted sales volume in the prior year.  In addition, increased heating product sales in North America also contributed to the third quarter sales increase, as we are experiencing another strong heating season.  Gross profit increased $6.5 million, primarily due to higher sales volume.  SG&A expenses increased $2.0 million, primarily due to the addition of Barkell costs in the current year and higher commission and freight expenses due to increased sales volume, partially offset by a $2.0 million recovery from business interruption insurance related to year-to-date fiscal 2015 lost profits associated with the Airedale fire.  Operating income increased $4.5 million to $9.8 million during the third quarter of fiscal 2015, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2014 and 2013

Building HVAC sales increased $38.3 million, or 37 percent, from the same period last year, primarily due to a $24.0 million increase in sales at our Airedale business and increased heating product sales in North America as distributors restocked inventory after the strong fiscal 2014 heating season and as we are experiencing another strong heating season in fiscal 2015.  The sales increase at Airedale was primarily due to $12.5 million of sales at our recently-acquired Barkell business, higher sales because the Airedale fire caused a temporary halt in production during the prior year, and a $2.3 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $11.3 million, primarily due to higher sales volume.  SG&A expenses increased $2.6 million, primarily due to the addition of Barkell costs and increased expenses associated with the higher sales levels, partially offset by $4.6 million of recoveries from business interruption insurance for the Airedale fire.  Operating income of $16.2 million increased $8.7 million compared with the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at December 31, 2014 of $79.9 million and an available borrowing capacity of $218.0 million under lines of credit provided by banks in the United States and abroad.  Due to the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at December 31, 2014 included approximately $22.0 million of advances from our insurance provider that will be spent for recovery and reconstruction costs.

Net cash provided by operating activities for the nine months ended December 31, 2014 was $44.1 million, which was a $42.6 million decrease from the prior year.  This decrease in operating cash flows was primarily due to unfavorable net changes in working capital, including higher incentive compensation payments during fiscal 2015 related to fiscal 2014 performance.  Capital expenditures of $41.9 million during the first nine months of fiscal 2015 increased $5.9 million from the same period the prior year, primarily driven by a building expansion at our Nuevo Laredo manufacturing facility.

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

During the first nine months of fiscal 2015, we received cash proceeds from the disposition of assets totaling $7.5 million and our repayments of debt exceeded our borrowings by $10.1 million.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBIDTA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBIDTA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of December 31, 2014 and expect to remain in compliance through the remainder of fiscal 2015 and beyond.

Outlook

For the full year fiscal 2015, we anticipate a consolidated year-over-year sales increase of 1 to 3 percent, operating income of $65.0 million to $70.0 million, and diluted earnings per share in the range of $0.63 to $0.70, excluding restructuring charges and the gain from the sale of the wind tunnel in Europe.

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

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of some remaining economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

•	Our ability to complete our Europe restructuring plans and realize expected cost reductions and increased profitability and return on assets as a result;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to continue to meet customer demands at temporary locations for an extended period of time and to timely realize and effectively deploy insurance proceeds to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption;

•	Our ability to complete the transition of our McHenry, Illinois production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China, Western Europe, Russia and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

•	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully hedge commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of environmental laws and regulations on our business and the business of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar; and

•	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:  February 4, 2015

* Executing as both the principal financial officer and a duly authorized officer of the Company