Form 10-K
period 2015-03-31
MODINE MANUFACTURING CO
filed 2015-05-29
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
Yes ☐    No ☑

Approximately 97 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $550 million based upon the market price of $11.87 per share on September 30, 2014, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,895,824 at May 22, 2015.

An Exhibit Index appears at pages 77-79 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2015 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I
ITEM 1.	BUSINESS.

Modine Manufacturing Company specializes in thermal management systems and components, bringing heating and cooling technologies and solutions to diversified global markets.  We are a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and to a wide array of building, industrial and refrigeration markets.  Products include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, and building heating, ventilating and air conditioning (“HVAC”) equipment.  Our primary customers across the globe are:

- Automobile, truck, bus, and specialty vehicle OEMs;
- Agricultural, industrial and construction equipment OEMs;
- Heating, ventilation and cooling OEMs;
- Construction architects and contractors; and
- Wholesalers of heating equipment.

We focus our development efforts on solutions that meet the ever-increasing heat transfer needs of OEMs and other customers within the automobile, commercial vehicle, construction, agricultural, industrial and commercial HVAC industries.  Our products and systems typically are aimed at solving complex heat transfer challenges requiring effective thermal management.  Typical customer and market demands include products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as they work to ensure compliance with increasingly stringent global emissions, fuel economy and energy efficiency requirements.  Our heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring highly valued, customized solutions to our customers.

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

Business Strategy and Results

We focus on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers.  We are committed to enhancing our presence around the world and serving our customers where they are located.  We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal management problems.

Our strategy for improved profitability is grounded in diversifying our markets and customer base, differentiating our products and services, both technically and commercially, and partnering with customers to deliver the right products in the right markets.  Our top five customers are in three different markets – automotive, commercial vehicle, and off-highway – and our ten largest customers accounted for 63 percent of our fiscal 2015 sales.  In fiscal 2015, 64 percent of our total sales were generated from customers outside of the U.S., with 55 percent of total sales generated by foreign operations and 9 percent generated by exports from the U.S.  In fiscal 2014, 66 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 10 percent generated by exports from the U.S.  In fiscal 2013, 61 percent of our total sales were generated from customers outside of the U.S., with 54 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.

During fiscal 2015, our consolidated sales were $1.50 billion, a 1 percent increase from $1.48 billion in fiscal 2014.  Sales volume increases to our HVAC and commercial vehicle customers were partially offset by lower sales volume to our off-highway customers and a $42.5 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the strengthening of the U.S. dollar.  Gross profit increased $8.3 million to $246.5 million in fiscal 2015 compared with the prior year, primarily due to sales volume improvements and lower warranty costs.  Selling, general and administrative (“SG&A”) expenses increased slightly to $184.5 million in fiscal 2015, compared with $181.7 million in fiscal 2014.

In an effort to optimize our cost structure and improve efficiency of our operations, we have engaged in restructuring activities in our Europe, North America, and South America segments.  As a result, we recorded $4.7 million of restructuring expenses during fiscal 2015.  In addition, we recorded a $7.8 million goodwill impairment charge related to our South America segment in fiscal 2015, primarily caused by a decline in the financial outlook for the segment due to the weak economic environment in Brazil.  We also sold a wind tunnel in our Europe segment in fiscal 2015, an asset which we no longer considered to be a core asset.  As a result of this sale, we recorded a gain of $3.2 million.

Operating income improved $15.5 million in fiscal 2015 compared with the prior year, primarily due to lower restructuring expenses, higher gross profit on increased sales volume, and the gain on the sale of the wind tunnel, partially offset by the goodwill impairment charge.

A key metric by which we measure our performance is return on average capital employed (“ROACE”).  We define ROACE as operating income, less restructuring expenses, impairment charges, certain other adjustments, income tax at a 30 percent rate, and earnings attributable to noncontrolling interest; divided by the average of debt plus Modine shareholders’ equity.  We have established a long-term goal of achieving ROACE of 15 percent.  ROACE was 7.8 percent in fiscal 2015 compared with 8.7 percent in fiscal 2014.  The lower ROACE in fiscal 2015 was primarily due to higher capital employed in fiscal 2015.  Capital employed was negatively impacted by the $119 million reversal of U.S. income tax valuation allowances on March 31, 2014.  See Note 8 of the Notes to Consolidated Financial Statements for further information.

ROACE is not a measure derived under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for any measure derived in accordance with GAAP.  We believe that ROACE provides investors with helpful information about our performance, our ability to provide an acceptable return on capital, and our ability to fund future growth.  This measure may not be comparable with similar measures presented by other companies.  The following schedule provides a reconciliation of ROACE to the most directly comparable financial measures calculated and presented in accordance with GAAP:

	Fiscal 2015	Fiscal 2014
Operating income	$52.7	$37.2
Restructuring expenses	4.7	16.1
Impairment charges	7.8	3.2
Gain on sale of wind tunnel	(3.2)	-
Other adjustments (a)	3.2	4.8
Subtotal	65.2	61.3
Tax applied at 30% rate	(19.6)	(18.4)
Noncontrolling interest	(1.0)	(1.5)
Operating income - adjusted	$44.6	$41.4

Average capital employed (see calculation below)	$570.5	$475.5

ROACE	7.8%	8.7%

Capital employed (debt + Modine shareholders' equity):
Beginning of fiscal year	$589.2	$429.3
June 30	604.5	440.0
September 30	582.0	460.0
December 31	572.0	459.2
End of fiscal year	504.7	589.2
Average capital employed (b)	$570.5	$475.5

(a)	In fiscal 2015, other adjustments consisted of a $3.2 million charge in our South America segment associated with a legal matter in Brazil; see Note 19 of the Notes to Consolidated Financial Statements for further information. In fiscal 2014, other adjustments primarily consisted of $4.3 million of accelerated depreciation related to production equipment that is no longer used in Germany due to manufacturing process changes.
(b)	Average capital employed represents the sum of capital employed for the five most recent quarter-end dates, divided by five.

Products

We offer a broad line of products that are categorized as a percentage of net sales as follows:

	Fiscal 2015	Fiscal 2014
Modules/Assemblies*	25%	26%
Oil coolers	16%	15%
HVAC equipment	13%	11%
EGR coolers	12%	12%
Charge air coolers	10%	11%
Condensers	10%	9%
Radiators	8%	9%
Other	6%	7%

*Typically include components such as radiators, oil coolers, charge air coolers, condensers and other purchased components.

Competitive Position

We compete with many manufacturers of heat transfer and HVAC products, some of which are divisions of larger companies.  The markets for our products are increasingly competitive and have changed significantly in the past few years.  Our traditional OEM customers are faced with dramatically increased international competition and have expanded their global manufacturing footprint to compete in local markets.  Some of these market changes have caused us to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  As a result, we have expanded and continue to expand our geographic footprint, in part to provide more flexibility to serve our customers around the globe.  Our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.  It can also introduce risk, to the extent that these requests come at a time when actual business awards are pending.

Business Segments

We have assigned specific businesses to segments based principally on defined markets and geographic locations.  Each operating segment is managed by a vice president or managing director and has separate financial results reviewed by our chief operating decision maker.  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources among our various businesses.  During fiscal 2015, we changed the name of our Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.  Financial information related to our operating segments is included in Note 21 of the Notes to Consolidated Financial Statements.

North America, South America, Europe, and Asia Segments

The continued globalization of our OEM customer base has led to the necessity of viewing our strategic approach, product offerings and competitors on a global basis.  This trend offers significant opportunities for us with our market positioning, including our presence in key global markets (U.S., Europe, Brazil, China, India, South Korea, Japan, Russia, and Mexico) and a global product-based organization with expertise to solve technical challenges.  We are recognized for having strong technical support, product breadth and the ability to support global standard designs for our customers.

Our main vehicular competitors, AKG Group, BorgWarner, Dana Corporation, Delphi Corporation, Denso Corporation, Mahle Behr, Tata Toyo, TitanX, T. Rad Co. Ltd., Valeo SA, Visteon Corporation and Zhejiang Yinlun Machinery Co. Ltd., have a multi-regional or worldwide presence.  Increasingly, we face heightened competition as these competitors expand their product offerings and manufacturing footprints through expansion into low-cost countries or low-cost sourcing initiatives.  In addition, competitors from some of the low-cost regions are aligning their presence for OEM market expansion.

The North America, South America, Europe, and Asia segments represent our original equipment segments and serve the following markets:

Commercial Vehicle

Market Overview – During fiscal 2015, the North America commercial vehicle market experienced significant volume improvements, particularly in heavy-duty trucks, and we expect the market to remain relatively strong in fiscal 2016.  Favorable economic conditions and freight fundamentals suggest solid underlying freight demand and improved profits for truck fleets, although these gains may be offset by the introduction of new government regulations.  In recent years, new trucks in the U.S., Canada, and the Eurozone have become more expensive due to enhanced vehicle technology, but the enhancements have resulted in improved fuel economy.  Truck buyers making initial capital outlays can expect to experience improved fuel economy and reduced fuel expenses.  These market conditions, coupled with older truck fleets and tight shipping capacity, are expected to result in year-over-year increases in North America truck production.  In Europe, we anticipate Euro 6 commercial vehicle orders to remain relatively slow in the near term, an effect persisting from the pre-buy of Euro 5 truck platforms during fiscal 2014 and compounded by recent unfavorable economic conditions in certain European countries.  Despite these recent challenges, we expect commercial vehicle demand in Europe to improve in fiscal 2016 compared with fiscal 2015.

Other trends influencing the commercial vehicle market include a call by global commercial vehicle manufacturers to standardize U.S., Canada, and Eurozone emission regulations.  If global truck OEMs are successful, this likely would lead to further consolidation of our customer base and competitors, as they leverage higher volumes, consolidate development costs, and rationalize distribution channels.   Additionally, truck makers are evaluating alternative powertrains and fuels, electrification, waste heat recovery and other technologies aimed to improve vehicle efficiency.

OEMs continue to expect greater supplier support and seek new technology solutions at lower prices for their thermal management needs.  In general, this creates a challenge to the supply base, but also an opportunity for suppliers who develop innovative solutions at a competitive cost.  Global standardization, fuel economy and emissions regulations are driving the advancement of product development worldwide and are creating demand for incremental thermal transfer products that we are well positioned to support.

Products – Powertrain cooling (engine cooling modules, radiators, charge air coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and auxiliary coolers (transmission and retarder oil coolers and power steering coolers).

Customers – Commercial, medium- and heavy-duty truck and engine manufacturers; bus and specialty vehicle manufacturers.

Primary Competitors – Mahle Behr; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Off-Highway

Market Overview – The global off-highway markets declined during fiscal 2015.  The U.S. agricultural market has been under pressure from low commodity prices and associated demand, a trend that we expect to continue in fiscal 2016.  We expect these markets will continue to be negatively impacted by higher used equipment inventories, which could suppress new equipment sales, the absence of tax benefits available to customers, and the uncertain interest rate environment.  We expect modest improvements in the European construction and agricultural equipment markets, as we expect Eurozone economic conditions to slowly improve, aided by recent monetary stimulus efforts.  Many mining equipment buyers continued to cut capital investment plans as it appears this market is progressing through a multiple-year cycle of demand declines.  The mining equipment markets remained depressed during fiscal 2015 and are showing little signs of improving in fiscal 2016, especially in the U.S.  The construction market was mixed in fiscal 2015, as some regions began to show signs of improvement during the year, while others remained depressed.  In South America, we anticipate a decline in the agricultural market during fiscal 2016. In Asia, we expect that the China and Korea excavator markets will remain depressed.

Overall, off-highway market trends include a migration toward global machine platforms, where economically feasible, driving the multi-region assembly of a common design platform.  OEMs often prefer global suppliers with local production capabilities.  We are recognized as having strong technical support capabilities, product breadth, and the ability to support global standard designs and local manufacturing operations for our customers.

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge air coolers, fuel coolers and oil coolers); auxiliary coolers (power steering coolers and transmission oil coolers); and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers).

Customers – Construction, agricultural, and mining equipment and engine manufacturers, and industrial manufacturers of material handling equipment, generator sets and compressors.

Primary Competitors – Adams Thermal Systems Inc.; AKG Group; Denso Corporation; Zhejiang Yinlun Machinery Co., Ltd.; ThermaSys Corp.; Doowon; Donghwan; T. Rad Co. Ltd.; Mahle Industrial Thermal Systems; KALE OTO RADYATÖR; and RAAL.

Automotive

Market Overview – The global automotive market improved in most regions during fiscal 2015, and we expect this trend to continue in fiscal 2016, supported by favorable oil prices and accommodative monetary policies.  Structurally, albeit slowly, the automotive market is beginning to move away from traditional internal combustion engines towards alternative powertrains, such as electric, hybrid, or fuel cell.  This shift is expected to increase the thermal requirements for these vehicles and we are capitalizing on this trend by applying our base heat transfer components to new applications.  We expect our global automotive market production to increase in fiscal 2016, with modest improvements in both North America and Europe and new product launches driving sales volume growth in Asia.

Products – Powertrain cooling (engine cooling assemblies, radiators, condensers and charge air coolers); auxiliary cooling (power steering coolers and transmission oil coolers); component assemblies; radiators for special applications; on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and battery cooling (layered core battery chillers).

Customers – Automobile, light truck, and power sports vehicle and engine manufacturers.

Primary Competitors – Mahle Behr; Dana Corporation; Delphi Corporation; Denso Corporation; Visteon Corporation; BorgWarner; and Valeo SA.

Building HVAC Segment

Market Overview – The North American heating market has experienced significant volume increases over the past two years.  We expect modest improvement in the North American heating market in fiscal 2016, given the significant market growth seen in the past two fiscal years.  We anticipate market demand for our data center cooling, ventilation, and geothermal heat pump products to increase in fiscal 2016.  Continued growth in global computing power, coupled with increasing requirements for energy-efficient and green solutions, will continue to drive increased demand for our data center cooling products, especially our high-density and free-cooling solutions.  Likewise, a steadily-improving economy, improvement in construction markets, and energy efficiency legislation is expected to drive increased demand for our ventilation and geothermal products.

Products – Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof-mounted direct- and indirect-fired makeup air units; commercial packaged rooftop ventilation units; unit ventilators; single packaged vertical units; geothermal and water-source heat pumps; precision air conditioning units for data center applications; air-handling units; chillers; ceiling cassettes; and condensing units.

Customers – Mechanical contractors; HVAC wholesalers; installers; and end users in a variety of commercial and industrial applications, including banking and finance, data center management, education, hospitality, telecommunications, entertainment arenas, hotels, restaurants, hospitals, warehousing, manufacturing, and food and beverage processing.

Primary Competitors – Lennox International Inc. (ADP); CES (Reznor); Mestek Inc. (Sterling); Emerson Electric Company (Liebert); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); System Air (ChangeAir); Bard Manufacturing; and Aaon, Inc.

Geographical Areas

We maintain administrative organizations in four geographical regions - North America, South America, Europe, and Asia - to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States	Brazil	Austria	China	United Arab Emirates
Mexico		Germany	India	South Africa
		Hungary	Japan
		Italy	South Korea
Netherlands
Russia
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular, building HVAC, and industrial products similar to those produced in the U.S.  In addition to normal business risks, operations outside the U.S. are subject to other risks such as changing political, economic and social environments, changing governmental laws, taxes and regulations, foreign currency volatility, and market fluctuations.

Exports

Export sales from the U.S. to foreign countries as a percentage of net sales were 9 percent, 10 percent, and 7 percent in fiscal 2015, 2014 and 2013, respectively.

We believe our international presence has positioned us to share profitably in the anticipated long-term growth of the global vehicular, commercial, industrial, and building HVAC markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to our foreign and domestic operations is included in Note 21 of the Notes to Consolidated Financial Statements.

Customer Dependence

Our ten largest customers, certain of which are conglomerates, accounted for 63 percent of our sales in fiscal 2015.  These customers, listed alphabetically, were: BMW; Caterpillar; Daimler AG (including Daimler Trucks, Mercedes- Benz, Mitsubishi Fuso Trucks, Thomas Buses and Western Star Trucks); Deere & Company; Denso Corporation; Ford Motor Co.; Navistar; Volkswagen AG (including Audi, MAN, Porsche and Scania); Volvo; and ZF Friedrichshafen AG.  In fiscal 2015, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.  In fiscal 2014 and 2013, Daimler AG was the only customer that accounted for 10 percent or more of our sales.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the customer's and our best interests, we utilize long‑term sales agreements to minimize investment risks and provide the customer with a proven source of competitively priced products.  These contracts are, on average, three years in duration and may include built-in pricing adjustments.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2016 and beyond.

Raw Materials

Aluminum, nickel and steel are purchased from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is highly concentrated between two global suppliers.  We normally do not experience material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  Metals pricing with our raw material and major fabricated component suppliers are typically adjusted on a quarterly basis.  When possible, we have made material pass-through arrangements with key customers, which allow us to pass material cost increases and decreases to our customers.  When utilized, however, these pass-through arrangements are typically limited to the underlying cost of the material based upon the London Metal Exchange, and do not include related premiums or fabrication costs.  In addition, there can be a time lag between the time of the material price increase or decrease and the time that we adjust the price with our customer.  This time lag typically ranges from three months to one year.

Patents

We own or license numerous patents related to our products and operations.  These patents and licenses have been obtained over a period of years and expire at various times.  Because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. We consider each of our patents, trademarks and licenses to be of value and aggressively defend our rights throughout the world against infringement. We have been granted and/or acquired more than 2,000 patents worldwide over the life of our company.

Research and Development

We remain committed to our vision of creating value through technology and innovation.  We focus our engineering and R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the commercial vehicle, automotive, construction, agricultural, industrial and building HVAC markets.  Our products and systems typically are aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent global emissions and energy efficiency requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

R&D expenditures, including certain application engineering costs for specific customer solutions, were $62 million in fiscal 2015 and 2014 and $68 million in fiscal 2013.  Over the last three years, R&D expenditures have been between 4 and 5 percent of sales.  This level of investment reflects our continued commitment to R&D in an ever-changing market.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include next generation aluminum radiators, charge air coolers and waste heat recovery systems for the automotive, commercial vehicle, agricultural and construction markets, and EGR technology, which enables our customers to efficiently meet tighter regulatory emission standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine, and building HVAC products.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on technical topics of interest to us for practical applications in the markets we serve.  We received $1 million, $1 million, and $2 million of reimbursements from government-sponsored organizations during fiscal 2015, 2014 and 2013, respectively.

We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capability.

Quality Improvement

Through our global Quality Management System (“QMS”), our manufacturing facilities in our North America, Europe, South America and Asia segments are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services from every facility.  While customer expectations for performance, quality and service have risen continuously over recent years, our QMS has allowed us to drive improvements in quality performance and has enabled the ongoing delivery of products and services that meet or exceed customer expectations.

The global QMS operates within the context of the Modine Operating System (“MOS”), which focuses on well-defined improvement principles and leadership behaviors to engage our teams in driving rapid improvements.  We drive sustainable and systematic continuous improvement throughout all functional areas and operating segments of the organization by utilizing the principles, processes and behaviors that are core to these systems.

Environmental, Health and Safety Matters

We are committed to preventing pollution, eliminating waste and reducing environmental risks.  Our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits. All of our locations have established specific environmental improvement targets and objectives for the upcoming fiscal year.

In fiscal 2015, our carbon emissions, resulting from our on-site use of natural gas and propane and from our use of electricity generated by off-site sources, decreased slightly (normalized for sales) compared with the prior year.  We will continue to identify and implement carbon reduction opportunities when feasible over the upcoming fiscal year.

During fiscal 2015, our water consumption decreased 10 percent, saving nine million gallons of water. This decrease was a continuation of consecutive improvements over the past seven years, during which we have realized a cumulative 44 percent decrease in our water usage.  In fiscal 2015, we consumed 67 million fewer gallons of water than we did in fiscal 2008. As in previous years, we continue to systematically identify opportunities and implement measures to reduce waste and conserve natural resources within the EMS structure.

Our fiscal 2015 volatile organic air emissions decreased 20 percent compared with fiscal 2014, primarily due to operational improvements in a solvent cleaning process.  We are actively pursuing alternative manufacturing processes that use more environmentally-friendly materials.

Our commitment to environmental stewardship is reflected in our reporting of chemical releases, as monitored by the United States Environmental Protection Agency's Toxic Chemical Release Inventory program.  Our U.S. locations decreased their reported chemical releases by 98 percent over the 10-year period from 2003 to 2013. This long-term improvement is the result of manufacturing efficiencies and a transition to more environmentally-friendly manufacturing technologies and raw materials.

Our product portfolio reflects our sense of environmental responsibility.  We continue our development and refinement of environmentally-friendly product lines, including oil, fuel, and EGR coolers for diesel applications, light-weight and high-performance powertrain cooling heat exchangers, and our Advanced Cooling System technology. These products provide increased fuel economies and enable combustion technologies that reduce harmful gas emissions. Our Building HVAC segment offerings, including the Airedale SchoolMate geothermal heat pump, the Effinity93, the most efficient gas-fired unit heater in North America, and the AtherionTM Commercial Packaged Ventilation System, are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs. Our geothermal products feature innovative heat pump technologies, providing energy savings and reduced carbon emissions in both heating and cooling seasons.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Three of our currently-owned manufacturing facilities and two formerly-owned properties have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities for investigative work and remediation at sites in the United States, Brazil, and Netherlands totaled $3.8 million at March 31, 2015.

We recorded a fiscal 2015 global Recordable Incident Rate (“RIR” as defined by OSHA) of 1.63, which increased slightly over the fiscal 2014 rate of 1.59.  Our long-term safety performance, as indicated by RIR, improved 18 percent over the past five years.  We have consistently out-performed the private-industry RIR average, which, by comparison, was 3.10 in 2013.

For our U.S. locations, annual workers’ compensation claims reported in fiscal 2015 decreased approximately $2 million as compared with fiscal 2010, representing an 84 percent improvement. We attribute these lower claims to the continued strengthening of our safety culture.

Our behavior-based safety program is a proactive global effort under which we seek to correct at-risk behaviors, and positively reinforce safe behaviors. Our behavior-based safety program is our long-term commitment to improving our safety culture.

Employees

We employed approximately 6,900 persons worldwide as of March 31, 2015.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality, as sales to OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shut downs and our third fiscal quarter is affected by holiday schedules.   Additionally, our Building HVAC segment experiences some seasonality as demand for HVAC products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  Generally, sales volume within the Building HVAC segment is stronger in our second and third fiscal quarters, corresponding with demand for heating products.

Working Capital

We manufacture products for the original equipment markets on an as-ordered basis, which makes large inventories of such products unnecessary.  In our Building HVAC segment, we maintain varying levels of finished goods inventory due to seasonal demand and certain sales programs.  In these areas, we make use of extended payment terms, not to exceed 90 days, for our Building HVAC customers on a limited basis.  In our South America segment, we maintain higher levels of aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  We do not experience a significant number of returned products within any of our operating segments.

Available Information

We make available, free of charge through our website, www.modine.com (Investors link), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents:

-	Code of Ethics and Business Conduct, which is applicable to all Modine directors and employees, including the principal executive officer, the principal financial officer, and the principal accounting officer;
-	Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Officer Nomination and Compensation Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

Customer and Supplier Matters

Our OEM business, which accounts for approximately 84 percent of our business currently, is dependent upon the health of the customers and markets we serve.

We are highly susceptible to downward trends in the markets we serve as our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in production levels for current and future customers could result in long-lived asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations and financial condition.

Our OEM customers continually seek price reductions from us.  These price reductions adversely affect our results of operations and financial condition.

A challenge that we, along with other suppliers to vehicular OEMs, face is continued price reduction pressure from our customers.  Downward pricing pressure has been a characteristic of the automotive industry and is migrating to all of our vehicular OEM markets.  Virtually all such OEMs impose aggressive price reduction initiatives upon their suppliers, and we expect such actions to continue in the future.  In response, we must reduce our operating costs in order to maintain profitability.  We have taken, and will continue to take, steps to reduce our operating costs to offset customer price reductions; however, price reductions adversely affect our profit margins and are expected to do so in the future.  If we are unable to avoid price reductions for our customers, or if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and financial condition could be adversely affected.

If we were to lose business with a major OEM customer, our revenue and profitability could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause our revenue and profitability to suffer.  We principally compete for new business both during the initial development of new models and upon the redesign of models by our major customers.  New model development generally begins two to five years prior to marketing such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, there can be no assurance that strong demand, capacity limitations, financial instability, or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Fluctuations in costs of materials (including aluminum, steel, copper, nickel, other raw materials and energy) could place significant pressure on our results of operations.

Increases in the costs of materials could have a significant effect on our results of operations and on those of others in our industry.  We have sought to alleviate this risk by including material pass-through provisions in our customer contracts when possible.  Under these arrangements, we can pass certain material cost increases and decreases to our customers.  However, where these pass-through arrangements are utilized, there can be a time lag between the time of the material increase or decrease and the time of the pass-through.  This time lag can range between three months and one year.  To further mitigate our exposure, we have, from time to time, entered into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

The continual pressure to absorb costs adversely affects our profitability.

We continue to be pressured to absorb costs related to product design, engineering and tooling, as well as other costs previously paid directly by OEMs.  OEM customers often request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the product.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched, or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our profitability.

Competitive Environment

We face strong competition.

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

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in euros, the Brazilian real and other currencies.  Our profitability is affected by movements of the U.S. dollar against the euro, the real and other currencies in which we generate revenues and incur expenses.  To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be lower because the applicable local currency will be translated into fewer U.S. dollars.  Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro or real, could have an adverse effect on our results of operations and financial condition.

B.	OPERATIONAL RISKS

Challenges of Maintaining a Competitive Cost Structure

We may be unable to maintain competitive cost structures within our business.

In efforts to optimize our cost structure and improve efficiency of our operations, we have engaged in restructuring activities in our Europe, North America and South America segments.  Successful implementation of these cost-reduction initiatives, and in particular the consolidation of manufacturing facilities in Europe and North America and headcount reductions in Brazil due to the economic slowdown, is critical to our future competitiveness and ability to improve profitability and generate a level of cost savings sufficient to effectively compete within those segments and across Modine as a whole.

Challenges of Product Launches

We are in the midst of launching a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We commit significant time and financial resources to ensure the successful launch of new products and programs.  Managing product launches is difficult as we are launching many new products and programs in each of our segments.  Due to our high level of launch activity, we must appropriately deploy our operational and administrative resources to take advantage of this increase in our business.  If we do not successfully launch the products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in production inefficiencies or long-lived asset impairment charges.

Complexities of Global Presence

We are subject to risks related to our international operations.

We have manufacturing and technical facilities located in North America, South America, Europe, Asia, and Africa.  In fiscal 2015, 55 percent of our sales were from non-U.S. operations.  Consequently, our global operations are subject to numerous risks and uncertainties, including changes in monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, incompatible business practices, and international terrorism.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

Reliance upon Technology Advantage

If we cannot differentiate ourselves from our competitors with our technology, our existing and potential customers may seek lower prices and our sales and earnings may be adversely affected.

Price, quality, delivery, technological innovation, and application engineering development are the primary elements of competition in our markets.  If we fail to keep pace with technological changes and cannot differentiate ourselves from our competitors with our technology or to provide high quality products and services, we may experience price erosion, lower sales, and lower margins.  Significant technological developments by others also could adversely affect our business and results of operations.

Developments or assertions by or against us relating to intellectual property rights could adversely affect our business.

We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets.  Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve.  Developments or assertions by or against us relating to intellectual property rights could adversely affect our business and results of operations.

Information Technology Systems

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions.  A substantial disruption in our information technology systems for a prolonged time period, or a material breach of our information security, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, adversely affecting our customer service and relationships as well as our reputation.  Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Claims and Litigation

We may incur material losses and costs as a result of warranty and product liability claims and litigation.

In the event our products fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products.  Many of our OEM customers have extended warranty protection for their vehicles, putting pressure on the supply base to extend warranty coverage as well.  Historically, we have experienced relatively low warranty charges from our customers due to our contractual arrangements and the quality, reliability and durability of our products.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business and results of operations.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas and there can be no assurance we will avoid material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously owned or used property, properties owned by unrelated companies, as well as properties we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other requirements that may be adopted or imposed in the future.

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

C.	STRATEGIC RISK

Growth Strategies

Inability to identify and execute acquisitions may adversely impact our business and operating results.

We expect to pursue growth opportunities through acquisitions and business ventures.  There can be no assurance we will be able to identify attractive targets and successfully complete transactions in the future.  If we are unable to complete additional acquisitions, our growth may be limited.  Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Market trends and regulatory requirements may require additional funding for our pension plans.

We have several defined benefit pension plans that cover most of our domestic employees hired on or before December 31, 2003.  Our funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded balance of $80 million.  During fiscal 2016, we anticipate making funding contributions totaling approximately $7 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate tables, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our liquidity position could be adversely affected.

Income Taxes

We may be subject to additional income tax expense or exposure due to negative or unexpected tax consequences.

Unfavorable changes in the financial outlook of our operations in certain jurisdictions could lead to adverse changes in our valuation allowance assertions for our deferred tax assets.  Additionally, the subjectivity of or changes in tax laws and regulations in jurisdictions where we have significant operations could materially affect our results of operations.  We are subject to tax audits by governmental authorities in each taxing jurisdiction in which we operate.  Unfavorable or unexpected outcomes from one or more such tax audits could adversely affect our results of operations and financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We operate manufacturing facilities in the U.S. and multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and tooling facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Bonlanden, Germany; Sao Paulo, Brazil; Leeds, United Kingdom; and Changzhou, China.

The following table sets forth information regarding our principal properties as of March 31, 2015.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
North America Segment
Lawrenceburg, TN	453,800 sq. ft.	Manufacturing	143,800 Owned;
310,000 Leased
Nuevo Laredo, Mexico	370,500 sq. ft.	Manufacturing	Owned
Jefferson City, MO	220,000 sq. ft.	Manufacturing	162,000 Owned;
58,000 Leased
Washington, IA	165,400 sq. ft.	Manufacturing	148,800 Owned;
16,600 Leased
McHenry, IL	164,700 sq. ft.	Manufacturing	Owned
Trenton, MO	159,900 sq. ft.	Manufacturing	Owned
Joplin, MO	139,500 sq. ft.	Manufacturing	Owned
Laredo, TX	45,000 sq. ft.	Warehouse	Leased

Europe Segment
Bonlanden, Germany	205,300 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft.	Manufacturing	Owned
Pontevico, Italy	150,700 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	125,900 sq. ft.	Manufacturing	48,400 Owned;
77,500 Leased
Mezökövesd, Hungary	154,000 sq. ft.	Manufacturing	Owned
Wackersdorf, Germany	109,800 sq. ft.	Assembly	Owned
Kirchentellinsfurt, Germany	107,600 sq. ft.	Manufacturing	Owned
Uden, Netherlands	83,200 sq. ft.	Manufacturing	60,600 Owned;
22,600 Leased
Neuenkirchen, Germany	76,400 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,300 sq. ft.	Manufacturing	Leased

South America Segment
Sao Paulo, Brazil	342,900 sq. ft.	Manufacturing & technology center	Owned

Asia Segment
Chennai, India	118,100 sq. ft.	Manufacturing	Owned
Changzhou, China	107,600 sq. ft.	Manufacturing	Owned
Shanghai, China	80,300 sq. ft.	Manufacturing	Leased
Cheonan, South Korea	46,300 sq. ft.	Manufacturing (Joint Venture)	Leased

Building HVAC Segment
Leeds, United Kingdom	269,100 sq. ft.	Administrative & manufacturing	Leased	(a)
Leeds, United Kingdom	104,400 sq. ft.	Administrative & manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	55,700 sq. ft.	Manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	27,200 sq. ft.	Warehouse	Leased (temporary)	(a)
Consett, United Kingdom	30,000 sq. ft.	Administrative & manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft.	Manufacturing	Leased
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	92,800 sq. ft.	Manufacturing	Owned

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

(a)
Our Leeds, United Kingdom facility suffered significant destruction as a result of a fire on September 6, 2013.  We transferred operations to other temporarily-leased facilities in Leeds, United Kingdom, which have been included in the table above, and we are in the process of rebuilding the facility.  See Note 2 of the Notes to Consolidated Financial Statements for further information.

With the exception of our Leeds, United Kingdom facility that suffered significant destruction caused by fire (see (a) above), we consider our plants and equipment to be well maintained and suitable for their purposes.  We review our manufacturing capacity periodically and make a determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and our needs.

ITEM 3.	LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age (as of March 31, 2015), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Scott L. Bowser	50
Regional Vice President – Asia (July 2012 – Present); Regional Vice President – Americas (March 2009 – July 2012); Managing Director – Modine Brazil (April 2006 – March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 – 2001).  Prior to joining Modine, Mr. Bowser held positions at The Pierce Company.

Thomas A. Burke	57
President and Chief Executive Officer (April 2008 – Present); Executive Vice President and Chief Operating Officer (July 2006 – March 2008); and Executive Vice President (May 2005 – July 2006).  Prior to joining Modine in May 2005, Mr. Burke held positions at Ford Motor Company and Visteon Corporation.

Margaret C. Kelsey	50
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

Michael B. Lucareli	46
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

Thomas F. Marry	54
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

Matthew J. McBurney	45
Vice President, Building HVAC (May 2011 – Present); Director, Commercial Products Group (CPG) – North America (June 2007 – May 2011); Business and Product Development Manager – CPG (November 2006 – June 2007); Business Development Manager – CPG (May 2006 – October 2006); Plant Superintendent at the Company’s Richland, SC plant (November 2003 – May 2006); Program Manager - Automotive (March 2000 – November 2003). In addition, from 1992 through 2000, Mr. McBurney held various engineering positions at the Company.  Prior to joining Modine, Mr. McBurney was a Production Manager for Avenue International Radiator, Inc.

Holger Schwab	50	Regional Vice President – Europe (July 2012 – Present). Prior to joining Modine, Mr. Schwab held various leadership positions at Valeo in North America and Europe and at Thermal Werke.

Scott D. Wollenberg	46
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

Executive Officer positions are designated in our Bylaws and the persons holding these positions are elected annually by the Board, generally at its first meeting after the annual meeting of shareholders in July of each year.  In addition, the Officer Nomination and Compensation Committee of the Board may recommend and the Board of Directors approves promotions and other actions with regard to executive officers at any time during the fiscal year.

There are no family relationships among the executive officers and directors.  All of the executive officers of Modine have been employed by us in various capacities during the last five years with the exception of Mr. Schwab, who joined Modine in July 2012.

There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  The table below shows the range of high and low closing sales prices for our common stock for fiscal 2015 and 2014.  As of March 31, 2015, shareholders of record numbered 2,762.

	Fiscal 2015		Fiscal 2014
Quarter	High	Low	High	Low
First	$17.51	$13.46	$11.15	$8.68
Second	16.15	11.87	14.78	10.88
Third	13.96	11.25	15.17	11.92
Fourth	13.82	12.11	15.69	10.79

We did not pay dividends during fiscal 2015 or 2014.  Under our debt agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based on the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2016.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$300
$200
$100
$0
3/31/10
3/31/11
3/31/12
3/31/13
3/31/14
3/31/15
Modine Manufacturing Company
Russell 2000 Index
S&P MidCap 400 Industrials Index

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2010	2011	2012	2013	2014	2015
Modine Manufacturing Company	$100	$143.59	$78.56	$80.96	$130.34	$119.84
Russell 2000 Index	100	125.79	125.56	146.03	182.39	182.39
S&P MidCap 400 Industrials Index	100	134.13	137.84	171.58	211.94	225.97

ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2015	2014	2013	2012	2011

Net sales	$1,496.4	$1,477.6	$1,376.0	$1,577.2	$1,448.2
Earnings (loss) from continuing operations	22.2	131.9	(22.8)	38.0	8.3
Total assets	931.6	1,032.3	818.8	893.5	917.7
Long-term debt - excluding current portion	129.6	131.2	132.5	141.9	138.6
Earnings (loss) per share from continuing operations - basic:	0.45	2.75	(0.52)	0.81	0.18
Earnings (loss) per share from continuing operations - diluted:	0.44	2.72	(0.52)	0.80	0.18

The following factors impact the comparability of the selected financial data presented above:

•	During fiscal 2015, we recorded a $7.8 million goodwill impairment charge in our South America segment. See Note 14 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2015, 2014, and 2013, we incurred $4.7 million, $16.1 million and $17.0 million, respectively, of restructuring expenses. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2014, we reversed $119.2 million of U.S. deferred tax asset valuation allowances. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2014, 2013, 2012, and 2011, we recorded long-lived asset impairment charges of $3.2 million, $25.9 million, $2.5 million, and $3.5 million, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2011, we recognized $19.9 million of total costs for the early extinguishment of debt and the write-off of debt issuance costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 16 countries, and employ approximately 6,900 persons worldwide.

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

We have established the following Enduring Goals to guide our day-to-day actions and business development strategies, as we continuously strive towards these goals:

•	Growth: To grow our business and achieve a 10 percent average annual revenue growth rate;
•	Return on Capital: To attain a 15 percent consolidated return on average capital employed (“ROACE”), which helps ensure selectiveness of growth opportunities and avoidance of low-margin or value-destroying business;
•	Diversification: To build a more diversified business model in order to be less vulnerable to market cyclicality and commercial pressures; and
•	Fastest improving: To become the fastest improving company in our industry by building on our culture of trust and continuous improvement.

Development of New Products and Technology

Our ability to develop new products and technologies based upon our building block strategy for new and emerging markets is one of our competitive strengths.  Under this strategy, we focus on creating core technologies that can form the basis for multiple products and product lines.  We own two global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin and Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a Company strength valued by our customers.

We continue to benefit from relationships with customers that recognize the value of having us participate directly in product design, development and validation processes.  This has resulted, and we expect it to continue to result, in strong, long-term customer relationships with companies that value partnerships with their suppliers.

Strategic Planning and Corporate Development

We employ both short-term (one year) and longer-term (five-to-seven year) strategic planning processes, which enable us to continually assess our opportunities, competitive threats, and economic market challenges.

We focus on strengthening our competitive position through strategic, global business development activities.  We continuously look for, and take advantage of, opportunities to advance our position as a global leader, by expanding our geographic footprint and by expanding into adjacent and new end markets and product areas – all with a focus on thermal management technologies.  This process allows us to identify product and market gaps, and develop new products and make additional investments to fill those gaps.  Our acquisitions within our Building HVAC segment of Barkell Limited (“Barkell”), which provides us with an expanded product offering in the commercial ventilation market, and Geofinity Manufacturing Company (“Geofinity”), which provides us with a product line of innovative geothermal heat pumps, are examples of our business development activities.  See Note 3 of the Notes to Consolidated Financial Statements for further information regarding these acquisitions.

Operational and Financial Discipline

We operate in an increasingly competitive global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The competitiveness of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In efforts to optimize our cost structure and improve efficiency of our operations, we have engaged in restructuring activities in our North America, Europe, and South America segments.  In addition, costs for materials and purchased parts rise from time to time due to global increases in commodity markets.  As a result, we seek low-cost country sourcing, when appropriate, and enter into contracts with some of our customers that provide for these rising costs to be passed through to them on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term. We place particular emphasis on working capital improvement and prioritization of capital for investment and disposals.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2015 was based upon ROACE and free cash flow, driving our focus on alignment of management and shareholders’ interests in our capital allocation and asset management decisions.  In addition, we provide a long-term incentive compensation plan for officers and certain employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock options, restricted stock, and performance-based stock awards.  The performance-based stock awards for the fiscal 2015 through 2017 performance period are based upon three-year average consolidated ROACE and three-year average annual revenue growth.

To aid in management’s focus on guiding our long-term strategies, we follow our Enduring Goals set forth above.  These long-term goals serve as a constant reminder to the management team when making strategic decisions as stewards of our company.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a vice president or managing director and has separate financial results reviewed by our chief operating decision maker.  These results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.

North America (38 percent of fiscal 2015 net sales)

Our North America segment includes powertrain and engine cooling products and technologies that we provide to the on-highway and off-highway markets, including automobiles, Class 3-8 trucks, school and transit buses, motor homes and coaches, light trucks, recreational vehicles (e.g., motorcycles and all-terrain vehicles), and agricultural, construction, mining, and industrial products (e.g., lift trucks, compressors, and power generation equipment). In addition, this segment also provides heat exchange components for the commercial refrigeration, residential and commercial heating, and air conditioning markets.

Overall, sales volume during fiscal 2015 increased slightly compared with the prior year.  The commercial vehicle market improved from the prior year and demonstrated sustained strength throughout fiscal 2015.  This trend was driven by higher freight volumes, as well as fleet replacements of aging trucks.  We are anticipating strong commercial vehicle sales volume to continue into fiscal 2016, especially for Class 8 trucks.  The automotive markets remained strong throughout fiscal 2015, consistent with the trend experienced in the prior year.  We are anticipating the automotive markets will show modest improvements in fiscal 2016.  Overall, the off-highway markets weakened during fiscal 2015, with the most significant declines occurring in the agricultural market, as farmers decreased their investment in agricultural equipment based on lower crop prices.  We anticipate the agricultural market will remain depressed in fiscal 2016.  In addition, the mining market remained weak throughout fiscal 2015, as the mining industry was investing in less equipment, primarily due to lower oil and metal prices.  We anticipate the mining market will remain depressed in fiscal 2016 as commodity prices are forecasted to remain at relatively low levels.   The construction market was relatively consistent with the prior year, and we are not anticipating any significant changes in the outlook for residential or commercial construction during fiscal 2016.

Our North America business will continue to focus on growth in the markets where its products and manufacturing footprint create a competitive advantage.  Our strategy includes reducing lead times in order to more quickly bring new and updated products to market, as well as expanding our product breadth.  At the same time, we will focus on evolving existing product lines to meet targeted financial metrics.  Our objective is to balance our customer and program portfolio and pursuit of new business, including both organic and inorganic growth opportunities. We are working to improve our operating leverage through manufacturing improvements and a lower fixed-cost structure.  This includes launching new programs efficiently, as well as improving the utilization of our manufacturing footprint.  We are in the process of completing our planned closure of our McHenry, Illinois manufacturing facility and transfer of its production to other facilities within our segment.  We expect to complete this closure in the first six months of fiscal 2016 and to see the benefits of lower operating costs and improved scale efficiencies once the closure is complete.  In April 2015, we announced our intention to close our Washington, Iowa manufacturing facility over approximately 2-3 years.  As a result, we expect to incur approximately $2 million of employee severance-related costs during fiscal 2016 and $2-3 million of further restructuring and repositioning expenses during the closure period, in addition to temporary inefficiencies, as we transfer production to other facilities.  We anticipate annual savings of at least $9 million once the closure is complete.  We expect these targeted plant consolidation activities will result in a more competitive cost structure, thereby yielding additional revenue and growth opportunities.

Europe (38 percent of fiscal 2015 net sales)

Our Europe segment provides powertrain and engine cooling systems, as well as vehicular climate control components, to OEM end markets, including the automotive, commercial vehicle, and off-highway markets.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.

Overall, economic conditions in Europe remained relatively flat during fiscal 2015 as compared with the prior year.  Sales to the commercial vehicle market experienced moderate growth, primarily driven by the Euro 6 ramp-up, which began in late fiscal 2014.  The premium automotive market experienced moderate growth during fiscal 2015, while the off-highway market remained relatively flat compared with the prior year.  Sales volume growth during fiscal 2015, as compared with the prior year, was more than offset by an unfavorable impact of foreign currency exchange rate changes, namely the strengthening of the U.S. dollar versus the euro.  During fiscal 2015, our Europe segment substantially completed its combination of two manufacturing facilities in Germany into one, more competitive manufacturing operation.

We continue to focus on continuous improvements, low-cost country sourcing, and cost containment.  We expect continued price-reduction pressure from our customers, along with increased global customer service expectations and competition from competitors operating in low-cost countries.  Our objective with our restructuring actions has been to improve segment ROACE and strengthen our overall competitiveness.  As a result of our restructuring activities during the past several years, we believe our Europe segment is well-positioned for improved long-term financial results, driven by our strong customer reputation for technology, service, and program management.

South America (6 percent of fiscal 2015 net sales)

Our South America segment provides products to the commercial vehicle and off-highway markets, including construction and agricultural applications, and industrial application OEMs, primarily for power generation systems.  This segment also provides products to the South America aftermarkets for both the automotive and commercial vehicle markets.  The majority of sales in our South America segment are to customers in Brazil.  Our key products within the South America segment include radiators, charge air coolers, oil coolers, auxiliary coolers (transmission, hydraulic, and power steering), and engine cooling modules.

Economic conditions in Brazil were generally weak during fiscal 2015, resulting in sales volume declines across the OEM markets that we serve, as compared with the prior year.  Higher interest rates and Brazil’s presidential election in 2014 caused uncertainty in the local markets and contributed to customers delaying purchases.  Despite these conditions, sales to the local aftermarkets remained relatively stable during fiscal 2015.  In response to the economic slowdown in Brazil, we implemented restructuring and cost reduction measures, including a headcount reduction plan, with the objective of reducing our cost structure to enable profitable operations despite lower sales volume.  During the fourth quarter of fiscal 2015, we recorded an $8 million goodwill impairment charge due to a decline in the South America segment’s financial outlook, driven by the weak Brazilian economy.

Although we anticipate realizing cost savings from our restructuring and headcount reduction plans and the ability to benefit from our improved cost structure when the economy improves, we expect challenging market conditions to continue in Brazil for fiscal 2016, driven by the overall slowdown of the Brazilian economy and rising inflation and utility rates.

Asia (5 percent of fiscal 2015 net sales)

Our Asia segment provides powertrain cooling systems and engine products to customers in the commercial vehicle, off-highway, and automotive markets.

During fiscal 2015, Asia segment sales volume improved, primarily due to new automotive program launches in China and higher sales across all markets in India.  Production levels at our manufacturing facility in Chennai, India increased compared with fiscal 2014, and we expect this trend to continue in fiscal 2016.  Our manufacturing facilities in China are continuing to ramp up production as well.  Our technology, performance, quality, and reputation have enabled us to win new engine products business in Asia.  Emissions standards in China and India have generally lagged behind those in North America and Europe.  As a result, some local on- and off-highway powertrain cooling customers focus on price more than technology.  This can make it more challenging for us to compete in some markets.  In the future, we expect to see a shift in these markets towards higher performing, more durable products, which we expect will provide us with additional powertrain cooling opportunities; however, we expect the Asia markets to remain cost-focused in the near term.

Our strategy in this segment is to accelerate growth and achieve sustained profitability. Our focus is on securing new business and further diversifying our product offering and customer base, while controlling costs and increasing our asset utilization and manufacturing capabilities.  We launched several new automotive programs during fiscal 2015 and plan to launch more in fiscal 2016.  We believe we are well positioned for growth and new programs.  We are also anticipating growth opportunities in connection with our joint venture in South Korea.

Building HVAC (13 percent of fiscal 2015 net sales)

Our Building HVAC segment manufactures and distributes a variety of HVAC products, primarily for commercial buildings and related applications in North America, Europe, the Middle East, Asia, and South Africa. We sell our heating and cooling products through various channels to consulting engineers, contractors and building owners for applications such as warehouses, repair garages, greenhouses, residential garages, schools, data centers, manufacturing facilities, hotels, hospitals, restaurants, stadiums, and retail stores.  Our heating products include gas, electric, oil and hydronic unit heaters, low-intensity infrared, and large roof-mounted direct- and indirect-fired makeup air units.  Our cooling products include single packaged vertical units and unit ventilators used in school room applications, precision air conditioning units used for data center cooling applications, air- and water-cooled chillers, ceiling cassettes, air-handling equipment, and rooftop packaged ventilation units used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements are growth drivers for our building HVAC products.  In fiscal 2015, sales volume for our North America heating products continued to improve, primarily due to general market growth and increased market share.  Our Airedale business in the U.K. continued to operate at temporary facilities during fiscal 2015 due to a fire during the second quarter of fiscal 2014 that destroyed the primary Airedale facility.  Sales for our Airedale U.K. business surpassed pre-fire levels during fiscal 2015.  We are currently reconstructing the facility that was destroyed by the fire and anticipate relocating operations to this new facility in late fiscal 2016.

We expect continued growth in the various HVAC markets we serve during fiscal 2016, although at varied rates.  The North America markets that we serve are heavily impacted by construction activity and building regulations.  Growth rates in these markets have recently increased as manufacturing, housing and business investment are rising.  In addition, we expect sales growth in the U.K. markets that we serve during fiscal 2016.  Our Building HVAC segment has grown through strategic acquisitions in recent years, such as Barkell, a manufacturer of custom air handling units located in the U.K., which we acquired in late fiscal 2014, and Geofinity, a manufacturer of geothermal heat pumps, which we acquired in fiscal 2013.  Both of these acquisitions enabled us to expand our product lines and sales channels.  We will continue to pursue growth opportunities in line with our overall business strategy.

Consolidated Results of Operations

Fiscal 2015 net sales increased $18 million, or 1 percent, from fiscal 2014, primarily due to sales increases in our Building HVAC, Asia, and North America segments, partially offset by lower sales in our South America segment, as economic conditions in Brazil were weak, and in our Europe segment, where sales volume increases were more than offset by unfavorable foreign currency exchange rate changes, primarily associated with the strengthening of the U.S. dollar during the year.  During fiscal 2015, we recorded $5 million of restructuring expenses in our Europe, North America, and South America segments, for restructuring activities intended to improve our cost structure and the efficiency of our operations.  We recorded an $8 million goodwill impairment charge in our South America segment during fiscal 2015, due to a decline in the financial outlook for the segment, driven by the weak Brazilian economy.  Also in fiscal 2015, we sold a wind tunnel in our Europe segment, which resulted in a gain of $3 million. Operating income in fiscal 2015 of $53 million increased $16 million compared with the prior year.

In fiscal 2014, sales increased $102 million, or 7 percent, from fiscal 2013, primarily due to increased sales volume across all of our business segments, except South America, which was unfavorably impacted by foreign currency exchange rate changes.  In fiscal 2014, we recorded $16 million of restructuring expenses and $3 million of impairment charges, primarily due to restructuring activities in our Europe and North America segments.  Operating income in fiscal 2014 of $37 million increased $38 million compared with fiscal 2013.

The following table presents our consolidated financial results on a comparative basis for the fiscal years ended March 31, 2015, 2014, and 2013.

	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$1,496	100.0%	$1,478	100.0%	$1,376	100.0%
Cost of sales	1,249	83.5%	1,240	83.9%	1,167	84.8%
Gross profit	247	16.5%	238	16.1%	209	15.2%
Selling, general and administrative expenses	184	12.3%	182	12.3%	166	12.1%
Restructuring expenses	5	0.3%	16	1.1%	17	1.2%
Impairment charges	8	0.5%	3	0.2%	26	1.9%
Gain on sale of wind tunnel	(3)	-0.2%	-	-	-	-
Operating income (loss)	53	3.6%	37	2.5%	(1)	0.0%
Interest expense	(12)	-0.8%	(12)	-0.8%	(13)	-0.9%
Other income (expense) – net	-	-	(1)	-0.1%	-	-
Earnings (loss) from continuing operations before income taxes	41	2.8%	24	1.6%	(13)	-0.9%
(Provision) benefit for income taxes	(19)	-1.3%	108	7.3%	(10)	-0.7%
Earnings (loss) from continuing operations	$22	1.5%	$132	8.9%	$(23)	-1.7%

Year Ended March 31, 2015 Compared with Year Ended March 31, 2014:

Fiscal 2015 net sales increased $18 million, or 1 percent, from fiscal 2014, primarily due to sales increases in our Building HVAC, Asia, and North America segments, partially offset by lower sales in our South America segment, as economic conditions in Brazil were weak, and in our Europe segment, where sales increases were more than offset by a $35 million unfavorable impact of foreign currency exchange rate changes.  In total, our fiscal 2015 sales were negatively affected by a $43 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the strengthening of the U.S. dollar during the year.

Gross profit increased $9 million to $247 million in fiscal 2015 and gross margin increased 40 basis points to 16.5 percent, primarily due to sales volume improvements and lower warranty costs.

SG&A expenses in fiscal 2015 increased $2 million to $184 million compared with the prior year, primarily due to increased engineering and development costs and SG&A expenses at our Barkell business, which we acquired in the fourth quarter of fiscal 2014, partially offset by $5 million of recoveries from business interruption insurance during fiscal 2015 related to the Airedale fire.

Restructuring expenses decreased $11 million in fiscal 2015 compared with the prior year, due to lower restructuring costs in Germany, partially offset by higher severance-related costs in South America.

During fiscal 2015, we sold a wind tunnel in Germany that we no longer considered to be a core asset, and recognized a gain of $3 million.  In addition, we recorded a goodwill impairment charge of $8 million in our South America segment during fiscal 2015.  In fiscal 2014, we recorded $3 million of impairment charges, primarily related to restructuring actions in our Europe segment.

Operating income of $53 million in fiscal 2015 increased $16 million compared with fiscal 2014.  This improvement was primarily due to higher gross profit on increased sales volume, lower restructuring expenses, and the gain on the sale of the wind tunnel, partially offset by higher impairment charges and slightly higher SG&A expenses.

Our provision for income taxes was $19 million in fiscal 2015 compared with a benefit from income taxes of $108 million in fiscal 2014.  The provision for taxes in the U.S. totaled $9 million in fiscal 2015, compared with a significant benefit for taxes in fiscal 2014, which resulted primarily from the reversal of U.S. income tax valuation allowances totaling $119 million.  The provision for taxes in foreign jurisdictions totaled $10 million and $11 million in fiscal 2015 and 2014, respectively.

Earnings from discontinued operations of $1 million in fiscal 2015 related to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

Year Ended March 31, 2014 Compared with Year Ended March 31, 2013:

In fiscal 2014, net sales increased $102 million, or 7 percent, from fiscal 2013, primarily due to an $86 million sales increase in our Europe segment, driven by sales volume improvements within the commercial vehicle and automotive markets.  In addition, sales in our Asia, Building HVAC and North America segments increased year over year.  Our South America segment sales decreased, however, primarily due to unfavorable foreign currency exchange rate changes.

Gross profit increased $29 million to $238 million in fiscal 2014 from the prior year and gross margin increased 90 basis points to 16.1 percent, primarily due to higher sales volume and favorable material costs.

SG&A expenses in fiscal 2014 increased $16 million to $182 million from fiscal 2013, primarily due to higher compensation-related expenses, the reversal of a $2 million acquisition-related liability that reduced SG&A expenses in the prior year, and $1 million of costs directly related to the Airedale fire, partially offset by lower professional service expenses.

Restructuring expenses were $16 million and $17 million in fiscal 2014 and 2013, respectively, primarily due to employee severance costs related to restructuring activities within our Europe segment.  In addition, we recorded impairment charges during fiscal 2014 and 2013 of $3 million and $26 million, respectively, primarily related to our restructuring actions in the Europe segment.

Operating income of $37 million during fiscal 2014 represented a $38 million improvement compared with fiscal 2013.  This improvement was primarily due to higher gross profit on increased sales volume and favorable material costs and lower impairment charges, partially offset by higher SG&A expenses.

Our benefit for income taxes was $108 million in fiscal 2014 compared with a provision for income taxes of $10 million in fiscal 2013.  The large benefit for income taxes in fiscal 2014 was primarily due to the reversal of U.S. income tax valuation allowances totaling $119 million.  The provision for taxes in foreign jurisdictions totaled $11 million and $10 million in fiscal 2014 and 2013, respectively.

Segment Results of Operations

During fiscal 2015, we changed the name of our Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.

Effective April 1, 2015, we combined our North America and South America segment operations, with the objective of streamlining our operations to gain synergies and improve our cost structure.  Beginning for fiscal 2016, we will report financial results for the new Americas operating segment, which will include both North America and South America.

North America
	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$574	100.0%	$569	100.0%	$565	100.0%
Cost of sales	477	83.1%	475	83.6%	484	85.6%
Gross profit	97	16.9%	94	16.4%	81	14.4%
Selling, general and administrative expenses	50	8.7%	50	8.6%	40	7.2%
Restructuring expenses	1	0.2%	1	0.2%	-	-
Impairment charges	-	-	1	0.2%	2	0.3%
Operating income	$46	8.0%	$42	7.4%	$39	6.9%

North America net sales increased $5 million, or 1 percent, from fiscal 2014 to fiscal 2015, and increased $4 million, or 1 percent, from fiscal 2013 to fiscal 2014.  The fiscal 2015 sales increase was primarily due to higher sales volume to commercial vehicle customers, partially offset by decreased sales volume to off-highway customers as economic conditions in that market remained relatively weak.  The fiscal 2014 sales increase, compared with fiscal 2013, was primarily due to higher sales volume to automotive and commercial vehicle customers, partially offset by decreased sales volume to off-highway customers.

Gross margin increased 50 basis points to 16.9 percent in fiscal 2015, primarily due to lower warranty costs and sales volume improvements, partially offset by unfavorable sales mix.  The gross margin increase from fiscal 2013 to fiscal 2014 was primarily due to lower material costs.

SG&A expenses of $50 million during fiscal 2015 were consistent with fiscal 2014.  The $10 million increase in SG&A expenses in fiscal 2014 was primarily due to higher compensation-related expenses and increased engineering and development costs.

During fiscal 2014, we approved a plan to close our McHenry, Illinois manufacturing facility and are currently in the process of transferring the facility’s production to other North America segment manufacturing facilities, which we expect to complete within the first six months of fiscal 2016.  We recorded $1 million of restructuring expenses during fiscal 2015, primarily related to equipment transfer costs incurred to relocate McHenry’s product lines to other manufacturing facilities.  In fiscal 2014, as a result of the planned closure, we recorded $1 million of restructuring expenses, primarily related to severance costs, and $1 million of asset impairment charges.

Operating income in fiscal 2015 of $46 million increased $4 million from $42 million in fiscal 2014, primarily due to increased gross profit.  Fiscal 2014 operating income improved $3 million compared with fiscal 2013, primarily due to increased gross profit, partially offset by higher SG&A expenses.

Europe
	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$578	100.0%	$584	100.0%	$498	100.0%
Cost of sales	509	88.1%	513	87.9%	437	87.7%
Gross profit	69	11.9%	71	12.1%	61	12.3%
Selling, general and administrative expenses	44	7.6%	44	7.6%	45	9.1%
Restructuring expenses	2	0.4%	15	2.6%	17	3.4%
Impairment charges	-	-	2	0.3%	24	4.8%
Gain on sale of wind tunnel	(3)	-0.6%	-	-	-	-
Operating income (loss)	$26	4.5%	$10	1.6%	$(25)	-5.0%

Europe net sales decreased $6 million, or 1 percent, from fiscal 2014 to fiscal 2015, primarily due to a $35 million unfavorable impact of foreign currency exchange rate changes and lower tooling sales, partially offset by increased sales volume to commercial vehicle and automotive customers.  The $86 million, or 17 percent, increase in sales from fiscal 2013 to fiscal 2014 was primarily due to increased sales volume to commercial vehicle customers, higher tooling sales, and a $23 million favorable impact of foreign currency exchange rate changes.

Gross margin decreased 20 basis points to 11.9 percent in fiscal 2015, primarily due to unfavorable sales mix, production inefficiencies caused by increased volume at certain manufacturing facilities and plant consolidation activities, and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by the absence of $4 million of accelerated depreciation recorded in the prior year for production equipment that is no longer used and lower warranty costs.  Gross profit increased $10 million, while gross margin declined 20 basis points to 12.1 percent in fiscal 2014 compared with fiscal 2013.  This decrease in gross margin was primarily due to a $5 million favorable customer pricing settlement in the prior year, $4 million of accelerated depreciation in fiscal 2014, and higher warranty costs, partially offset by higher sales volume, favorable sales mix, and lower material costs.

SG&A expenses of $44 million were consistent with the prior year, as higher engineering and development costs were offset by a favorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $1 million from fiscal 2013 to fiscal 2014, primarily due to the favorable impact of restructuring actions and lower engineering and development costs, partially offset by higher compensation-related expenses.

During fiscal 2015, we recorded $2 million of restructuring expenses, primarily due to plant consolidation activities as we substantially completed the combination of two manufacturing facilities in Germany into one, more competitive manufacturing operation.  Also during fiscal 2015, we sold a wind tunnel that we no longer considered to be a core asset for cash proceeds of $6 million, which resulted in a gain of $3 million.  During fiscal 2014 and fiscal 2013, we recorded $15 million and $17 million, respectively, of restructuring expenses, primarily related to employee severance costs.  Also in fiscal 2014 and 2013 we recorded asset impairment charges totaling $2 million and $24 million, respectively, primarily related to several facilities that we have sold or expect to sell.

Operating income of $26 million in fiscal 2015 increased $16 million compared with fiscal 2014, primarily due to a reduction in restructuring expenses and impairment charges and the gain from selling the wind tunnel.  Operating income of $10 million in fiscal 2014 improved $35 million compared with fiscal 2013, primarily due to lower asset impairment charges and increased sales volume, which drove higher gross profit.

South America
	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$94	100.0%	$123	100.0%	$134	100.0%
Cost of sales	82	87.2%	102	83.1%	111	83.2%
Gross profit	12	12.8%	21	16.9%	23	16.8%
Selling, general and administrative expenses	14	15.9%	13	10.8%	12	8.4%
Restructuring expenses	2	1.6%	-	-	-	-
Impairment charges	8	8.4%	-	-	-	-
Operating (loss) income	$(12)	-13.1%	$8	6.1%	$11	8.4%

South America net sales decreased $29 million, or 24 percent, in fiscal 2015 compared with fiscal 2014, primarily due to lower sales volume to commercial vehicle, off-highway and automotive customers, as economic conditions in Brazil were generally weak in fiscal 2015, and a $9 million unfavorable impact of foreign currency exchange rate changes, primarily due to the strengthening of the U.S. dollar versus the Brazilian real.  Sales decreased $11 million, or 8 percent, in fiscal 2014 compared with fiscal 2013, primarily due to a $14 million unfavorable impact of foreign currency exchange rate changes, partially offset by increased sales volume to commercial vehicle customers.

Gross profit decreased $9 million and gross margin decreased to 12.8 percent in fiscal 2015 compared with the prior year, primarily due to lower sales volume.  Gross profit decreased $2 million from fiscal 2013 to fiscal 2014, primarily due to a $2 million unfavorable impact of foreign currency exchange rate changes.

SG&A expenses in fiscal 2015 increased $1 million compared with fiscal 2014, primarily due to a $3 million charge for a legal matter in Brazil (see Note 19 of the Notes to Consolidated Financial Statements for more information), partially offset by the favorable impact of cost control measures and a $1 million favorable impact of foreign currency exchange rate changes.  SG&A expenses increased $1 million from fiscal 2013 to fiscal 2014, primarily due to the reversal of a $2 million acquisition-related liability in fiscal 2013 and higher compensation-related expenses in fiscal 2014, partially offset by a $2 million favorable impact of foreign currency exchange rate changes.

During fiscal 2015, we recorded $2 million of restructuring expenses for employee severance-related costs to reduce headcount and better align our cost structure with the market conditions in Brazil. We also recorded an $8 million goodwill impairment charge during fiscal 2015, which was primarily caused by a decline in the financial outlook for the South America segment.

The $12 million operating loss in fiscal 2015 represented a $20 million decline compared with the prior year and was primarily due to lower gross profit on lower sales volume and the goodwill impairment charge.  Operating income decreased $3 million from fiscal 2013 to fiscal 2014, primarily due to lower gross profit on lower sales volume and increased SG&A expenses.

Asia
	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$81	100.0%	$72	100.0%	$60	100.0%
Cost of sales	69	85.8%	63	87.5%	58	97.2%
Gross profit	12	14.2%	9	12.5%	2	2.8%
Selling, general and administrative expenses	12	13.9%	12	17.2%	11	17.6%
Operating income (loss)	$-	0.3%	$(3)	-4.7%	$(9)	-14.8%

Asia net sales increased $9 million, or 13 percent, in fiscal 2015 compared with fiscal 2014, primarily due to new automotive program launches in China and higher sales across all markets in India, partially offset by lower sales volume within the off-highway markets in China and Korea.  Sales increased $12 million, or 20 percent, in fiscal 2014 compared with fiscal 2013, primarily due to higher sales volume in the automotive and off-highway markets.

Gross profit increased $3 million and gross margin increased to 14.2 percent in fiscal 2015 compared with fiscal 2014, primarily due to higher sales volume.  Gross profit increased $7 million and gross margin increased to 12.5 percent in fiscal 2014 compared with fiscal 2013, primarily due to higher sales volume.

SG&A expenses in fiscal 2015 were consistent with the prior year, yet decreased as a percentage of sales.  SG&A expenses increased $1 million in fiscal 2014 compared with fiscal 2013, yet decreased slightly as a percentage of sales.

Operating income of less than $1 million in fiscal 2015 represented a $3 million improvement compared with the prior year and was primarily due to higher gross profit on increased sales volume.  The $3 million operating loss in fiscal 2014 represented a $6 million improvement from fiscal 2013, primarily due to higher gross profit.

Building HVAC
	Years ended March 31,
	2015		2014		2013
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$186	100.0%	$146	100.0%	$139	100.0%
Cost of sales	130	70.0%	103	70.4%	98	70.7%
Gross profit	56	30.0%	43	29.6%	41	29.3%
Selling, general and administrative expenses	37	19.8%	34	23.2%	31	22.1%
Operating income	$19	10.2%	$9	6.4%	$10	7.2%

Building HVAC net sales increased $40 million, or 27 percent, in fiscal 2015 compared with the prior year, primarily due to a $23 million increase in sales at our Airedale business and increased heating product sales in North America as we experienced another strong heating season in fiscal 2015.  The sales increase at Airedale was primarily due to a $13 million increase in sales at Barkell, which we acquired in the fourth quarter of fiscal 2014, and the continuing recovery from the Airedale fire, which caused a temporary halt in production during the prior fiscal year.  In fiscal 2014, despite the negative impact of the Airedale fire, sales increased $7 million, or 5 percent, primarily due to increased heating product sales in North America.

Gross profit increased $13 million and gross margin improved to 30.0 percent in fiscal 2015 compared with the prior year, primarily due to higher sales volume. Gross profit increased $2 million in fiscal 2014 compared with the prior year, primarily due to favorable sales mix.

SG&A expenses increased $3 million, or 9 percent, in fiscal 2015 compared with the prior year, primarily due to additional costs from Barkell and increased expenses associated with higher sales levels, partially offset by $5 million of recoveries from business interruption insurance for the Airedale fire.  SG&A expenses increased $3 million, or 10 percent, in fiscal 2014 compared with fiscal 2013, primarily due to higher compensation-related expenses, $1 million of non-recoverable costs directly related to the Airedale fire, and increased acquisition-related expenses for Barkell.

Operating income of $19 million increased $10 million in fiscal 2015 compared with the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.  Operating income decreased $1 million from fiscal 2013 to fiscal 2014, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at March 31, 2015 of $71 million, and an available borrowing capacity of $216 million under lines of credit provided by banks in the United States and abroad.  Due to the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at March 31, 2015 include approximately $13 million of advances from our insurance provider that will be spent for recovery and reconstruction costs.  Given our extensive international operations, significant amounts of our cash and cash equivalents are held by our non-U.S. subsidiaries. We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2015 was $64 million, a decrease of $41 million from $105 million in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher incentive compensation payments during fiscal 2015 related to fiscal 2014 performance and the timing of customer-owned tooling reimbursements.

Net cash provided by operating activities in fiscal 2014 was $105 million, an increase of $56 million from $49 million in the prior year.  The increase in operating cash flows resulted from an increase in gross profit, partially offset by higher SG&A expenses, and improvements in working capital as compared with fiscal 2013.

We expect to be reimbursed by our insurance provider for substantially all losses and expenses directly related to the fire at our Airedale manufacturing facility, including substantially all costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

Capital Expenditures

Capital expenditures of $58 million during fiscal 2015 increased $5 million compared with fiscal 2014.  In fiscal 2015, our capital spending primarily occurred in the North America and Europe segments, which totaled $26 million and $22 million, respectively.  Capital projects in fiscal 2015 included tooling and equipment purchases in conjunction with program launches with customers, as well as a building expansion at our Nuevo Laredo manufacturing facility in the North America segment.

At March 31, 2015, our capital expenditure commitments totaled $16 million.  Significant commitments included tooling and equipment expenditures for new and renewal programs with customers in North America and Europe.

Dividends

We did not pay dividends in fiscal 2015, 2014, or 2013.  We currently do not intend to pay dividends in fiscal 2016.

Debt

Our total debt outstanding decreased $16 million to $149 million at March 31, 2015 compared with the prior year, as our debt repayments exceeded our borrowings.  See Note 16 of the Notes to Consolidated Financial Statements for further information regarding our debt agreements.

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

Our leverage ratio for the four fiscal quarters ended March 31, 2015 was 1.2, which was below the maximum permitted ratio of 3.25.  Our interest expense coverage ratio for the four fiscal quarters ended March 31, 2015 was 10.3, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of March 31, 2015 and expect to remain in compliance during fiscal 2016 and beyond.

Pension Obligations

Our net pension liabilities totaled $111 million for plans in the U.S. and at certain foreign subsidiaries as of March 31, 2015.  We contributed $7 million to these plans in fiscal 2015 and expect to contribute approximately $8 million to our pension plans during fiscal 2016. In May 2015, we approved a program to offer a voluntary, lump-sum pension payout to certain eligible former employees who participate in our U.S. pension plan.  If the lump-sum payout is elected by the participant, the payout would effectively settle our pension obligation with that participant, thereby eliminating the risk of future changes in our pension obligation for that participant.  As a result of this program, we expect to record a settlement loss of approximately $20-30 million in the second quarter of fiscal 2016, based on estimated participation rates and estimated actuarial assumptions.  This settlement loss would represent the accelerated recognition of unamortized actuarial losses associated with our pension liabilities.  The lump-sum settlements will be paid from plan assets and will not impact our operating cash flow.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2015
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$125.2	$0.2	$24.0	$32.0	$69.0
Interest associated with long-term debt	38.8	8.5	16.1	11.9	2.3
Capital lease obligations	4.9	0.3	0.6	0.6	3.4
Operating lease obligations	49.9	8.2	10.0	7.8	23.9
Capital expenditure commitments	15.5	13.0	2.5	-	-
Other long-term obligations	10.9	1.6	3.2	2.6	3.5
Total contractual obligations	$245.2	$31.8	$56.4	$54.9	$102.1

Our liabilities for pensions, postretirement benefits, and uncertain tax positions totaled $121 million as of March 31, 2015.  We are unable to determine the ultimate timing of these liabilities; therefore, we have excluded these amounts from the contractual obligations table above.

We have a contractual commitment to rebuild the leased Airedale facility, which suffered significant destruction from a fire during fiscal 2014.  We maintain insurance coverage and believe reimbursement for reconstruction costs is probable.  The estimated costs associated with the reconstruction of the Airedale facility of $48 million have been excluded from the contractual obligations table above.  See Note 2 of the Notes to Consolidated Financial Statements for further information.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing our consolidated financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on our financial statements.  The following discussion of these judgments and estimates is intended to supplement the significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements.  In addition, recently issued accounting pronouncements that could significantly impact our financial statements are included in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition

We recognize revenue, including agreed-upon commodity price increases or decreases, when the risks and rewards of ownership are transferred to our customers, which generally occurs upon shipment.  Revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances.  At the time of revenue recognition, we also record estimates for bad debt expense and warranty expense.  We base these estimates on historical experience, current business trends and current economic conditions.  Price increases agreed upon in advance are recognized as revenue when the products are shipped to our customers.

Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment, intangible assets and equity investments, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining outlooks and market conditions, when evaluating the necessity for an impairment analysis.  When the estimated future undiscounted cash flows to be generated by the assets are less than the carrying value of the long-lived assets, or the decline in value is considered to be “other than temporary,” the assets are written down to fair market value and a charge is recorded to current operations.  We estimate fair market value in various ways depending on the nature of the assets under review.  Fair value is generally based on appraised value, estimated salvage value, selling prices under negotiation, or estimated cancellation charges, as applicable.

The most significant long-lived assets that we have evaluated for impairment are property, plant and equipment, which totaled $322 million at March 31, 2015.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation by comparing the estimated future undiscounted cash flows expected to be generated in the manufacturing facility to the net book value of the long-lived assets within that facility.  We estimate the undiscounted cash flows based on the expected future cash flows to be generated by the manufacturing facility over its remaining useful life.  When the estimated future undiscounted cash flows are less than the net book value of the long-lived assets, we write such assets down to fair value, which we generally estimate based upon appraisals or estimated salvage value.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  We consider factors such as operating losses, declining financial and market outlooks and market capitalization when evaluating the necessity for an interim impairment analysis.  Goodwill is tested for impairment at a reporting unit level, which we have determined to be at the operating segment level.  Our first step in this test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based upon the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required.  If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge.  In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of the reporting unit goodwill over its implied fair value is recorded as an impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rate, business trends and market conditions. The expected future revenue growth rates and operating profit margins are determined after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. The discount rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for country-specific risks where appropriate.

We conducted our annual assessment for goodwill impairment during the fourth quarter of fiscal 2015 by applying a fair value-based test.  The South America reporting units carrying value exceeded its fair value; therefore, we performed the second step of the goodwill impairment test, as described above.   As a result, we determined our South America reporting unit’s goodwill was fully impaired and recorded an $8 million goodwill impairment charge.  As fiscal 2015 progressed, we experienced relatively weak financial results for our South America reporting unit.  During the fourth quarter of fiscal 2015, our outlook for the markets served by our South America reporting unit, primarily in Brazil, shifted from a view that the markets may begin to recover to a view that the market downturn may be more prolonged.  The economic weakness in Brazil has negatively affected our expected future cash flows for the South America segment.  Our impairment analysis assumed a discount rate of 22 percent, which corresponds to our cost of capital adjusted for a higher expectation of future inflation and uncertainty in the Brazilian economy, and future revenue growth and operating profit margins based upon our current outlook for the South America reporting unit.

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales.  We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data.  We adjust original estimates if we expect future claims will differ from the initial estimates.

Tooling Costs

We capitalize production tooling costs incurred in the manufacture of products for customer programs as a component of property, plant and equipment, net of any customer reimbursements, when we retain title to the tooling.  We depreciate these capitalized costs in cost of sales over the estimated life of the asset, which is generally three years.  For customer-owned tooling costs incurred, we record a receivable when the customer has guaranteed reimbursement to us.  Reimbursement typically occurs prior to the start of production, but this can vary by program and by customer.  We do not have any significant customer arrangements under which customer-owned tooling costs were not accompanied by guaranteed reimbursements.

Assets Held for Sale

Assets are considered to be held for sale when management approves and commits to a formal plan to actively market the asset for sale, at a sales price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, the sale of the asset is expected to be completed within one year, and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, we record the carrying value of the asset at the lower of its carrying value or estimated fair value, less costs to sell.  We cease recording depreciation expense at the time of designation as held for sale.

Pension Obligations

The calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rate tables.  We based our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based on their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

In late calendar 2014, the U.S. Society of Actuaries issued updated mortality and mortality improvement tables, which effectively increased life expectancies.  We considered the new mortality tables, along with characteristics of our plan-specific populations, in developing our best estimate of the expected mortality of plan participants for our March 31, 2015 measurement date.  The impact of the new mortality assumptions resulted in an increase of approximately $9 million in both our U.S. pension plans’ actuarial loss and pension benefit obligation.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our benefit plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in fiscal 2015 and 2014 was 8.0 percent.  For fiscal 2016, we have also assumed a rate of 8.0 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in an increase of $0.5 million in fiscal 2016 pension expense.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds, reset annually on the measurement date of March 31.  For fiscal 2015, we used a discount rate of 4.0 percent, compared with 4.7 percent in fiscal 2014.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 17 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2016 pension expense by $0.1 million.

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, uncollectible accounts receivable, recoverability of deferred income taxes, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 19 of the Notes to Consolidated Financial Statements for additional details regarding contingencies and litigation.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of this report.  Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China, Western Europe, Russia and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

•	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully manage commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of some remaining economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

•	Our ability to effectively and efficiently complete the restructuring activities in our North America, Europe, and South America segments and realize expected cost reductions and increased competitiveness and profitability as a result;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to continue to meet customer demands at temporary locations, to timely realize and effectively deploy insurance proceeds to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption, and to complete and relocate to the new facility in an efficient, timely manner;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Strategic Risks:

•	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, and Indian rupee relative to the U.S. dollar; and

•	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are subject to market exposure from changes in foreign exchange rates, interest rates, commodity prices, credit risk and economic conditions.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, South Africa, and throughout Europe.  We also have joint ventures in Japan and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  We attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the subsidiary engaging in the transaction.  Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2015, 2014, and 2013, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with an offsetting effect on our expenses.  In fiscal 2015, changes in foreign currencies negatively impacted our sales by $43 million; however, the impact on our operating income was less than $1 million.  Foreign exchange risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2015, there would not have been a material impact on our fiscal 2015 earnings.

We maintain, from time to time, foreign-denominated, long-term debt obligations and long-term intercompany loans that are subject to foreign currency exchange risk.  As of March 31, 2015, there were no third-party foreign-denominated, long-term debt obligations or long-term intercompany loans for which changes in foreign currency exchange rates would impact our net earnings.  From time to time, we enter into currency rate derivative contracts to manage the exchange rate exposure on these types of loans.  These derivative instruments are typically not treated as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and act to offset any currency movement on the outstanding loans receivable or payable.

Interest Rate Risk

Our interest rate risk policies are designed to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and floating-rate debt to manage exposure to changes in interest rates.  Our domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points, depending on our leverage ratio.  We are subject to risk of fluctuations in LIBOR and changes in our leverage ratio, which would affect the variable interest rate on our revolving credit facility and could create variability in interest expense.  There were no borrowings outstanding under the revolving credit facility as of March 31, 2015.  Based on our outstanding debt with variable interest rates at March 31, 2015, a 100 basis point increase in interest rates would increase our annual interest expense in fiscal 2016 by less than $1 million.

Commodity Price Risk

We are dependent upon the supply of raw materials and supplies in the production process and, from time to time, enter into firm purchase commitments for aluminum, copper, nickel, and natural gas. We maintain agreements with certain customers to pass through specified raw material price fluctuations in order to mitigate commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by three months or longer, and typically, the arrangements are limited to the underlying material cost based upon the London Metal Exchange.

Credit Risk

Credit risk represents the possibility of loss from a customer's failure to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2015, 47 percent of our trade accounts receivable balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, commercial vehicle, and off-highway markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant.

We manage credit risk through a focus on the following:

•	Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings and short-term investments are maintained in secured or guaranteed instruments. Our holdings in cash and investments were considered stable and secure at March 31, 2015;

•	Trade accounts receivable – Prior to granting credit, we evaluate each customer, taking into consideration the customer's financial condition, payment experience and credit information. After credit is granted, we actively monitor the customer's financial condition and applicable business news;

•	Pension assets – We have retained outside advisors to assist in the management of the assets in our pension plans. In making investment decisions, we utilize an established risk management protocol that focuses on protection of the plan assets against downside risk. We ensure that investments within these plans provide appropriate diversification, the investments are monitored by investment teams, and portfolio managers adhere to the established investment policies. We believe the plan assets are subject to appropriate investment policies and controls; and

•	Insurance – We monitor our insurance providers to ensure they have acceptable financial ratings. We have not identified any concerns in this regard based upon our reviews.

Economic Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating primarily in the commercial vehicle, automotive, off-highway, and building HVAC markets.  We operate in diversified markets as a strategy for offsetting the risk associated with a downturn in any of the markets we serve.  However, risk associated with market downturns, such as the global downturn experienced in fiscal 2009 and fiscal 2010, is still present.

We monitor economic conditions in the U.S., in our foreign markets and elsewhere.  As we expand our global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

We pursue new market opportunities after careful consideration of the potential, associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to waste heat recovery and the Chinese and Indian markets.  Our investment in these areas is subject to the risks associated with business integration, technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

We anticipate that continued recovery from the global recession and economic growth in China may put production pressure on certain suppliers of our raw materials.  In particular, there are a limited number of suppliers of aluminum, copper, and steel material.  We are exposed to the risk of suppliers of certain raw materials not being able to meet customer demand as they may not increase their output capacity as quickly as customers increase their orders and of increased prices being charged by raw material suppliers.

In addition, we purchase parts from suppliers that use our tooling to create the parts.  In most instances, and for financial reasons, we do not have duplicate tooling for the manufacture of the purchased parts.  As a result, we are exposed to the risk of a supplier being unable to provide the quantity or quality of parts that we require.  Even in situations where suppliers are manufacturing parts without the use of our tooling, we face the challenge of obtaining consistently high-quality parts from suppliers that are financially stable.  We utilize a supplier risk management program that leverages internal and third-party tools to identify and mitigate higher-risk supplier situations.

In addition to the above risks on the supply side, we are also exposed to risks associated with demands by our customers for decreases in the price of our products.  We attempt to offset this risk with firm agreements with our customers whenever possible, but these agreements often contain provisions for future price reductions.  In addition, customers occasionally link price reductions to future program awards, and we must assess the overall implications of such requests on a case-by-case basis.

Hedging and Foreign Currency Forward Contracts

We use derivative financial instruments as a tool to manage certain financial risks.  We prohibit the use of leveraged derivatives.

Commodity derivatives: We have entered into futures contracts, from time to time, related to certain forecasted purchases of aluminum and copper.  Our strategy was to reduce our exposure to changing market prices for future purchases of these commodities.  In fiscal 2015, 2014, and 2013, expenses related to commodity derivative contracts totaled less than $1 million, $1 million, and $5 million, respectively.

Foreign currency forward contracts: Our foreign exchange risk management strategy uses derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  We have not designated these forward contracts as hedges.  Accordingly, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty risks: We manage counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to us.  At March 31, 2015, all counterparties had a sufficient long-term credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2015, 2014 and 2013
(In millions, except per share amounts)

	2015	2014	2013
Net sales	$1,496.4	$1,477.6	$1,376.0
Cost of sales	1,249.9	1,239.4	1,167.4
Gross profit	246.5	238.2	208.6
Selling, general and administrative expenses	184.5	181.7	166.3
Restructuring expenses	4.7	16.1	17.0
Impairment charges	7.8	3.2	25.9
Gain on sale of wind tunnel	(3.2)	-	-
Operating income (loss)	52.7	37.2	(0.6)
Interest expense	(11.7)	(12.4)	(12.6)
Other income (expense) – net	0.2	(0.8)	0.2
Earnings (loss) from continuing operations before income taxes	41.2	24.0	(13.0)
(Provision) benefit for income taxes	(19.0)	107.9	(9.8)
Earnings (loss) from continuing operations	22.2	131.9	(22.8)
Earnings from discontinued operations, net of income taxes	0.6	-	-
Net earnings (loss)	22.8	131.9	(22.8)
Net earnings attributable to noncontrolling interest	(1.0)	(1.5)	(1.4)
Net earnings (loss) attributable to Modine	$21.8	$130.4	$(24.2)

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.45	$2.75	$(0.52)
Diluted	$0.44	$2.72	$(0.52)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.46	$2.75	$(0.52)
Diluted	$0.45	$2.72	$(0.52)

Weighted average shares outstanding:
Basic	47.2	46.9	46.6
Diluted	47.8	47.6	46.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Net earnings (loss)	$22.8	$131.9	$(22.8)
Other comprehensive income (loss):
Foreign currency translation	(68.2)	9.7	(17.1)
Defined benefit plans, net of income taxes of ($13.2), $9.8 and $0 million	(26.7)	13.9	(23.6)
Cash flow hedges, net of income taxes of $0, $0.6 and $0 million	-	1.1	2.6
Total other comprehensive income (loss)	(94.9)	24.7	(38.1)

Comprehensive income (loss)	(72.1)	156.6	(60.9)
Comprehensive income attributable to noncontrolling interest	(0.8)	(1.7)	(1.4)
Comprehensive income (loss) attributable to Modine	$(72.9)	$154.9	$(62.3)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and 2014
(In millions, except per share amounts)

	2015	2014
ASSETS
Cash and cash equivalents	$70.5	$87.2
Trade accounts receivable – net	192.9	221.1
Inventories	107.7	116.8
Deferred income taxes	13.4	13.0
Other current assets	79.7	60.7
Total current assets	464.2	498.8
Property, plant and equipment – net	322.1	359.6
Intangible assets – net	9.9	12.4
Goodwill	16.2	28.7
Deferred income taxes	102.7	98.6
Other noncurrent assets	16.5	34.2
Total assets	$931.6	$1,032.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$18.6	$32.4
Long-term debt – current portion	0.5	0.8
Accounts payable	152.0	171.1
Accrued compensation and employee benefits	56.7	70.8
Other current liabilities	83.4	82.1
Total current liabilities	311.2	357.2
Long-term debt	129.6	131.2
Deferred income taxes	3.4	7.3
Pensions	110.4	81.0
Other noncurrent liabilities	16.4	27.0
Total liabilities	571.0	603.7
Commitments and contingencies (see Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.6 million and 48.3 million shares	30.4	30.2
Additional paid-in capital	180.6	175.7
Retained earnings	359.8	338.0
Accumulated other comprehensive loss	(198.6)	(103.9)
Treasury stock, at cost, 0.7 million shares	(16.2)	(15.2)
Total Modine shareholders' equity	356.0	424.8
Noncontrolling interest	4.6	3.8
Total equity	360.6	428.6
Total liabilities and equity	$931.6	$1,032.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2015, 2014 and 2013
(In millions)

	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$22.8	$131.9	$(22.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	51.6	58.1	55.8
Insurance proceeds from Airedale fire	12.9	16.9	-
Pension and postretirement expense	2.3	3.2	1.9
Gain on sale of wind tunnel	(3.2)	-	-
Impairment charges	7.8	3.2	25.9
Loss from disposition of property, plant and equipment	1.1	2.6	2.5
Deferred income taxes	5.9	(116.1)	0.6
Stock-based compensation expense	4.0	3.6	3.1
Other – net	(0.7)	(0.5)	4.1
Changes in operating assets and liabilities, excluding acquisitions:
Trade accounts receivable	(0.1)	(18.2)	15.1
Inventories	(4.2)	(0.1)	(0.8)
Accounts payable	(2.4)	15.2	(3.2)
Accrued compensation and employee benefits	(5.3)	17.5	1.9
Other assets	(24.5)	2.1	(6.6)
Other liabilities	(4.5)	(14.9)	(28.7)
Net cash provided by operating activities	63.5	104.5	48.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58.3)	(53.1)	(49.8)
Insurance proceeds from Airedale fire	12.2	20.7	-
Costs to replace building and equipment damaged in Airedale fire	(16.7)	(4.2)	-
Proceeds from dispositions of assets	7.6	2.9	0.4
Purchases of short-term investments	(5.2)	-	-
Proceeds from maturities of short-term investments	2.4	-	-
Acquisitions – net of cash acquired	-	(7.8)	(4.9)
Other – net	0.8	-	(1.6)
Net cash used for investing activities	(57.2)	(41.5)	(55.9)

Cash flows from financing activities:
Borrowings of debt	36.4	152.6	166.7
Repayments of debt	(50.9)	(152.4)	(167.1)
Financing fees paid	(0.1)	(0.9)	-
Dividend paid to noncontrolling interest	-	(0.5)	-
Other – net	-	(0.3)	0.7
Net cash (used for) provided by financing activities	(14.6)	(1.5)	0.3

Effect of exchange rate changes on cash	(8.4)	1.9	(0.8)
Net (decrease) increase in cash and cash equivalents	(16.7)	63.4	(7.6)
Cash and cash equivalents - beginning of year	87.2	23.8	31.4
Cash and cash equivalents - end of year	$70.5	$87.2	$23.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 2015, 2014 and 2013
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non- controlling interest	Total
	Shares	Amount
Balance, March 31, 2012	47.4	$29.6	$168.3	$231.8	$(90.3)	$(14.5)	$1.2	$326.1
Net loss attributable to Modine	-	-	-	(24.2)	-	-	-	(24.2)
Other comprehensive loss	-	-	-	-	(38.1)	-	-	(38.1)
Stock options and awards including related tax benefits	0.4	0.3	(0.2)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(0.1)	-	(0.1)
Stock-based compensation expense	-	-	3.1	-	-	-	-	3.1
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.4	1.4
Balance, March 31, 2013	47.8	29.9	171.2	207.6	(128.4)	(14.6)	2.6	268.3
Net earnings attributable to Modine	-	-	-	130.4	-	-	-	130.4
Other comprehensive income	-	-	-	-	24.5	-	0.2	24.7
Stock options and awards including related tax benefits	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(0.6)	-	(0.6)
Stock-based compensation expense	-	-	3.6	-	-	-	-	3.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.5	1.5
Balance, March 31, 2014	48.3	30.2	175.7	338.0	(103.9)	(15.2)	3.8	428.6
Net earnings attributable to Modine	-	-	-	21.8	-	-	-	21.8
Other comprehensive loss	-	-	-	-	(94.7)	-	(0.2)	(94.9)
Stock options and awards including related tax benefits	0.3	0.2	0.9	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	4.0	-	-	-	-	4.0
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.0	1.0
Balance, March 31, 2015	48.6	$30.4	$180.6	$359.8	$(198.6)	$(16.2)	$4.6	$360.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 1:	Significant Accounting Policies

Nature of operations:  Modine Manufacturing Company (“Modine” or the “Company”) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and a wide array of building, industrial and refrigeration markets.  Product lines include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, and building heating, ventilating and air conditioning (“HVAC”) equipment.

Basis of presentation:  The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  These principles require management to make certain estimates and assumptions in determining assets, liabilities, revenue, expenses and related disclosures.  Actual amounts could differ materially from those estimates.

Consolidation principles:  The consolidated financial statements include the accounts of Modine Manufacturing Company and its majority-owned or Modine-controlled subsidiaries.  The Company eliminates intercompany transactions and balances in consolidation.

The Company accounts for investments in non-consolidated affiliated companies in which its ownership is 20 percent or more using the equity method.  The Company states these investments at cost, plus or minus a proportionate share of undistributed net income (loss).  The Company includes Modine’s share of the affiliates net income (loss) in other income and expense.  See Note 12 for further discussion.

Discontinued operations: During fiscal 2009, the Company sold its Electronics Cooling business.  The buyer financed a portion of the selling price by issuing promissory notes payable to Modine.  During fiscal 2015, the Company received $1.5 million from the buyer, which represented the final payment on the promissory notes.  The Company had previously recorded a reserve against a portion of the promissory notes due to collectability concerns.  As a result, the Company recorded a gain of $0.9 million ($0.6 million after income taxes) during fiscal 2015.

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell.  The Company ceases to record depreciation expense at the time of designation as held for sale.

Revenue recognition:  The Company recognizes sales revenue, including agreed upon commodity price increases or decreases, when it is both earned and realized or realizable.  The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers.  The Company makes appropriate provisions for uncollectible accounts receivable based on historical data or specific customer economic data.  The Company records sales discounts, which are offered for prompt payment by certain customers, as a reduction to net sales.

Tooling costs:  The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2015 and 2014, Company-owned tooling totaled $18.7 million and $28.6 million, respectively.  In certain instances, the Company makes upfront payments for customer-owned tooling costs, and subsequently receives reimbursement from customers for the upfront payments.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2015 and 2014, cost reimbursement receivables related to customer-owned tooling totaled $11.6 million and $10.3 million, respectively.

Warranty:  The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  The Company records warranty expense based upon historical and current claims data or based on estimated future claims.  Accrual balances, which are recorded within other current liabilities, are monitored and adjusted if it is probable that expected claims will differ from previous estimates.  See Note 15 for further discussion.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Shipping and handling costs:  The Company records shipping and handling costs incurred upon the shipment of products to its OEM customers in cost of sales, and related amounts billed to these customers in net sales.  The Company records shipping and handling costs incurred upon the shipment of products to its HVAC and aftermarket customers in selling, general and administrative (“SG&A”) expenses.  For the years ended March 31, 2015, 2014, and 2013, these shipping and handling costs recorded in SG&A expenses were $4.9 million, $4.0 million, and $4.3 million, respectively.

Research and development:  The Company expenses research and development costs as incurred within SG&A expenses.  For the years ended March 31, 2015, 2014, and 2013, research and development costs charged to operations totaled $62.0 million, $61.7 million, and $68.4 million, respectively.

Translation of foreign currencies:  The Company translates assets and liabilities of foreign subsidiaries and equity investments into U.S. dollars at the period-end exchange rates, and translates income and expense items at the monthly average exchange rate for the period in which the transactions occur.  The Company reports resulting translation adjustments within accumulated other comprehensive income (loss) within shareholders' equity.  The Company includes foreign currency transaction gains or losses in the statement of operations within other income and expense.

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  The Company enters into futures contracts to reduce exposure to changing future purchase prices for aluminum and copper and into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  These instruments are used to manage financial risks and are not speculative.  See Note 18 for further discussion.

Income taxes:  The Company determines deferred tax assets and liabilities based upon the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized.  See Note 8 for further discussion.

Earnings per share:  The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company.  Therefore, these restricted stock awards are included in computing earnings per share pursuant to the two-class method.  See Note 9 for further discussion.

Cash and cash equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Under the Company’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the amount of those un-presented checks is included in accounts payable.

Short-term investments:  The Company invests in time deposits with original maturities of more than three months but no more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.

Deferred compensation trust:  The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan.  The trust’s investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets.

Trade accounts receivable:  The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The allowance for doubtful accounts, $1.0 million and $1.1 million at March 31, 2015 and 2014, respectively, represents estimated uncollectible receivables.  The Company enters into supply chain financing programs from time to time to sell accounts receivable without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2015, 2014, and 2013, the Company sold, without recourse, $87.0 million, $82.4 million, and $99.1 million of accounts receivable to accelerate cash receipts.  During each of the years ended March 31, 2015, 2014, and 2013, the Company recorded a loss on the sale of accounts receivables of $0.3 million in the consolidated statements of operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Inventories: The Company values inventories at the lower of cost, on a first-in, first-out basis or weighted average basis, or market value.

Property, plant and equipment:  The Company states property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful life of the asset.  The Company charges maintenance and repair costs to operations as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.

Goodwill:  The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company recognizes an impairment loss if the book value of goodwill exceeds the fair value.  The Company performed the goodwill impairment test as of March 31, 2015 and as a result, recorded an impairment charge of $7.8 million related to its South America segment.  See Note 14 for further discussion.

Impairment of long-lived assets:  The Company reviews long-lived assets, including property, plant and equipment and intangible assets for impairment and writes them down to fair value when facts and circumstances indicate the carrying value of the assets may not be recoverable through estimated future undiscounted cash flows.  If an impairment has occurred, the Company writes down the asset to its estimated fair value and recognizes the impairment loss as a charge against current operations.  The Company estimates fair value using a variety of valuation techniques, including discounted cash flows, market values and comparison values for similar assets.  See Note 6 for further discussion.

Environmental expenditures:  The Company capitalizes environmental expenditures that qualify as property, plant and equipment or substantially increase the economic value or extend the useful life of an asset.  The Company expenses all other expenditures as incurred. If a loss arising from environmental matters is probable and can be reasonably estimated, the Company records an accrual for the amount of the estimated loss.  See Note 19 for further discussion.

Self-insurance reserves:  The Company retains a portion of the financial risk for various insurance coverage, including property, general liability, workers compensation, and employee healthcare, and therefore maintains reserves that estimate the impact of unreported and under-reported claims that fall below various stop-loss limits and deductibles under its insurance policies.  The Company maintains reserves for the estimated settlement cost of known claims, as well as estimates of incurred but not reported claims.  The Company charges costs of claims, including the impact of changes in reserves due to claim experience and severity, to operations.  The Company reviews and updates the evaluation of insurance claims and the reasonableness of the related reserves on a quarterly basis.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 5 for further discussion.

Out of period adjustments: During the second quarter of fiscal 2014, the Company recorded a customer pricing adjustment that related to prior fiscal years.  The impact of this error to the second quarter of fiscal 2014 decreased pre-tax earnings by $0.6 million ($0.5 million after-tax).  During the first quarter of fiscal 2013, the Company identified an error related to certain commodity hedges that should have been deemed ineffective in the fourth quarter of fiscal 2012, which overstated pre-tax earnings by $0.5 million in the first quarter of fiscal 2013.  The Company does not believe that these errors were material to its financial statements for fiscal 2014 or 2013.

New accounting guidance:  In May 2014, the Financial Accounting Standards Board issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance is effective for the Company’s first quarter of fiscal 2018 at the earliest.  The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Supplemental cash flow information:

	Years ended March 31,
	2015	2014	2013
Interest paid	$10.3	$12.6	$11.6
Income taxes paid	15.9	11.4	12.4

Note 2:	Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment (previously known as Commercial Products).  There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The fire caused a temporary manufacturing suspension at the Rawdon site; however, the Company transferred its operations to temporary facilities and is in the process of rebuilding the leased facility.  The Company expects to complete reconstruction and return its operations to the Rawdon site in late fiscal 2016.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  During fiscal 2015, the Company recorded $4.6 million of recoveries from business interruption insurance relating to fiscal 2015 and 2014 lost profits within SG&A expenses.  Since the date of the fire, the Company has received cumulative cash proceeds of $62.7 million from its insurance provider for covered losses.  In addition, the Company has written-off inventory of $4.7 million and equipment with a net book value of $1.4 million and incurred costs directly attributable to the fire totaling $22.0 million.  The Company has recorded these losses and costs, which totaled $28.1 million, in the same statement of operations line as the related insurance recovery.

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through March 31, 2015, the Company has capitalized reconstruction costs of $21.2 million, and has recorded this asset on the consolidated balance sheet within other current assets.  The Company currently estimates costs of reconstruction will total $48.0 million; accordingly, we recorded a $48.0 million other current liability as of March 31, 2015.  As of March 31, 2015, we recorded an $18.0 million receivable from the Company’s insurance provider within other current assets, which represented covered losses to date in excess of cumulative cash proceeds received.  As of March 31, 2014, the liability to rebuild the facility was $45.0 million ($37.0 million within other current liabilities and $8.0 million within other noncurrent liabilities), and the receivable from the Company’s insurance provider was $25.4 million ($18.4 million within other current assets and $7.0 million within other noncurrent assets).

Note 3:	Acquisitions

On February 28, 2014, the Company acquired 100 percent of the shares of Barkell Limited of Consett, United Kingdom for cash consideration of $7.8 million, net of cash acquired.  This acquisition provides Modine with an expanded product offering into the air handling market within the Building HVAC segment.  The Company recorded assets acquired and liabilities assumed at their respective fair values.  The purchase price allocation resulted in intangible assets for acquired technology and customer relationships totaling $4.7 million; property, plant and equipment of $2.0 million; and working capital net assets of $1.1 million.  Acquired technology consists of a fully developed product line and technical processes, and the customer relationships represent established sales channel and customer relationships. The Company is amortizing these acquired intangible assets over ten years.

On July 25, 2012, the Company completed the acquisition of Geofinity Manufacturing of Surrey, British Columbia for cash consideration of $4.9 million, net of cash acquired.  This acquired business, which is included in the Building HVAC segment, provides Modine with a product line of innovative geothermal heat pumps in both water-to-water and water-to-air models.  The Company recorded assets acquired and liabilities assumed at their respective fair values.  The purchase price allocation resulted in acquired technology of $3.5 million; working capital net assets of $0.6 million; and goodwill of $0.8 million.  Acquired technology consists of a fully developed air handling product line, which the Company is amortizing over ten years.

The results of operations of these acquired businesses are included in the Company’s consolidated statements of operations since the dates of acquisition. The Company did not present pro forma financial information as the effects of these acquisitions are not material to the results of operations or financial position.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

During fiscal 2007, the Company acquired the remaining 50 percent of Radiadores Visconde Ltda.  The purchase agreement included a $2.0 million note, which was payable subject to the resolution of certain obligations of the sellers.  During fiscal 2013, the Company and the sellers reached a final resolution under which the Company is not obligated to pay the note to the sellers.  As a result, the Company recorded a $2.0 million reduction to SG&A expenses in the South America segment during fiscal 2013.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.0 million and $2.6 million at March 31, 2015 and 2014, respectively.  The fair value of the Company’s debt is disclosed in Note 16.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total

Money market investments	$-	$8.1	$-	$8.1
Common stocks	40.5	2.2	-	42.7
Corporate bonds	-	23.5	-	23.5
Pooled equity funds	69.0	11.4	-	80.4
Pooled fixed-income funds	15.5	-	-	15.5
U.S. government and agency securities	-	39.8	-	39.8
Other	0.7	6.3	-	7.0
Total	$125.7	$91.3	$-	$217.0

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Money market investments	$-	$11.3	$-	$11.3
Common stocks	40.1	2.1	-	42.2
Corporate bonds	-	21.3	-	21.3
Pooled equity funds	68.9	11.9	-	80.8
Pooled fixed-income funds	14.1	-	-	14.1
U.S. government and agency securities	-	37.0	-	37.0
Other	1.6	5.4	-	7.0
Total	$124.7	$89.0	$-	$213.7

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of common stocks, pooled equity funds and pooled fixed-income funds based on quoted prices from active markets and classify them within Level 1 of the valuation hierarchy.  The Company determined the fair value of certain common stocks, corporate bonds, pooled equity funds and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.

Assets held for sale:  The Company valued assets held for sale based on Level 3 market-based valuation inputs.  The carrying value of assets held for sale totaled $3.2 million and $11.6 million at March 31, 2015 and 2014, respectively.  See Note 6 for further discussion.

Note 5:	Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and executives that consists of restricted stock and stock option components granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock options and/or stock awards for non-employee directors.  The Company’s Board of Directors and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the awards of stock under the Company’s Amended and Restated 2008 Incentive Compensation Plan (“Plan”).  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2015, approximately 4.0 million shares authorized under the Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $4.0 million, $3.6 million, and $3.1 million in fiscal 2015, 2014, and 2013, respectively.

Stock Options:  The Company recorded $0.9 million, $0.8 million, and $1.1 million of compensation expense related to stock options in fiscal 2015, 2014, and 2013, respectively.  The fair value of stock options that vested during fiscal 2015, 2014, and 2013 was $0.9 million, $0.8 million, and $1.3 million, respectively.  As of March 31, 2015, the total compensation expense not yet recognized related to non-vested stock options was $1.7 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.7 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	2015	2014	2013
Weighted average fair value of options	$10.21	$7.76	$4.26
Expected life of awards in years	6.3	6.3	6.3
Risk-free interest rate	2.1%	1.3%	0.9%
Expected volatility of the Company's stock	76.1%	88.7%	87.4%
Expected dividend yield on the Company's stock	0.0%	0.0%	0.0%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of grant.  The risk-free interest rate was based on yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based on changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield is zero as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based on historical patterns and the terms of the options.  Outstanding options granted during fiscal 2015 and fiscal 2014 vest 25 percent annually for four years.  All outstanding options granted prior to fiscal 2014 vested 25 percent on the grant date and 25 percent annually thereafter for the subsequent three years.  The Company used a pre-vesting forfeiture rate of 2.5 percent for these periods as an estimate of expected forfeitures prior to completing the required service period.

A summary of stock option activity for fiscal 2015 was as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.6	$13.15
Granted	0.1	14.94
Exercised	(0.1)	8.71
Forfeited or expired	(0.1)	29.41
Outstanding, ending	1.5	$11.99	5.3	$5.7

Exercisable, March 31, 2015	1.2	$12.13	4.5	$4.9

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2015 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during fiscal 2015, 2014, and 2013 was as follows:

	2015	2014	2013
Intrinsic value of stock options exercised	$0.4	$1.1	$0.1
Proceeds from stock options exercised	$0.6	$1.1	$0.1

Restricted Stock:  The Company recorded $2.8 million, $2.2 million, and $1.8 million of compensation expense related to restricted stock in fiscal 2015, 2014 and 2013, respectively.  The fair value of restricted stock awards that vested during fiscal 2015, 2014, and 2013 was $2.3 million, $1.6 million, and $1.3 million, respectively.  At March 31, 2015, the Company had $4.6 million of total unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.5 years.  The Company values restricted stock awards using the closing market value of its common shares on the date of grant.  The restricted stock awards vest 25 percent annually for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

A summary of restricted stock activity for fiscal 2015 was as follows:

	Shares	Weighted average price
Non-vested balance, beginning	0.6	$8.66
Granted	0.3	14.92
Vested	(0.2)	9.73
Non-vested balance, ending	0.7	$10.68

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Restricted Stock – Performance-Based Shares:  The Company recorded $0.3 million, $0.6 million and $0.2 million of compensation expense related to performance-based stock awards in fiscal 2015, 2014 and 2013, respectively.  At March 31, 2015, the Company had $1.6 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.  The Company values performance-based stock awards using the closing market value of its common shares at the date of grant.

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded at the end of that three-year performance period, if the performance targets have been achieved.  A new performance period may begin each fiscal year; therefore, multiple performance periods, with distinct goals, may operate simultaneously.

The performance component of the program initiated in fiscal 2015 was based upon both a target three-year average consolidated return on average capital employed (“ROACE”) and a target three-year average annual revenue growth, at the end of the three-year performance period covering fiscal 2015 through fiscal 2017.  For the program initiated in fiscal 2014, the performance award was based upon a target three-year average ROACE, three-year average annual revenue growth, and Asia segment operating income at the end of the three-year performance period.  For the program initiated in fiscal 2013, the performance award was based upon a target three-year average consolidated ROACE, cumulative revenue over the three-year performance period and Europe ROACE at the end of the three-year performance period.

Note 6:   Restructuring Activities

During fiscal 2015, the Company implemented a headcount reduction plan within its South America segment.  The headcount reductions were in response to the economic slowdown in Brazil and reflect the Company’s objective to maintain profitability in the segment despite lower sales volume.

During fiscal 2014, the Company approved a plan to close its McHenry, Illinois manufacturing facility, reflecting its focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.  The Company is in the process of transferring the facility’s production to other existing North America segment manufacturing facilities.

During fiscal 2013, the Company initiated restructuring activities within its Europe segment.  The restructuring activities have included exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The activities were designed to align the cost structure of the segment with its strategic focus on the commercial vehicle, off-highway, automotive component, and engine product markets, while improving gross margin and return on average capital employed.

Restructuring and repositioning expenses for fiscal 2015, 2014, and 2013 were as follows:

	Years ended March 31,
	2015	2014	2013
Employee severance and related benefits	$1.2	$14.8	$14.9
Accelerated depreciation	-	4.3	-
Other restructuring and repositioning expenses	3.5	1.3	2.1
Total	$4.7	$20.4	$17.0

During fiscal 2015, 2014, and 2013, the Company recorded $4.7 million, $16.1 million and $17.0 million, respectively, of restructuring and repositioning expenses as restructuring expenses in the consolidated statement of operations.  During fiscal 2014, the Company recorded $4.3 million of restructuring and repositioning expenses within cost of sales in the consolidated statement of operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Years ended March 31,
	2015	2014
Beginning balance	$19.4	$11.6
Additions	1.2	14.8
Payments	(7.3)	(7.8)
Effect of exchange rate changes	(3.4)	0.8
Ending balance	$9.9	$19.4

During fiscal 2014, the Company recorded asset impairment charges totaling $3.2 million, including $2.0 million within its Europe segment,  primarily due to a manufacturing facility in Germany that the Company plans to close, and $1.2 million within its North America segment, related to the planned closure of its McHenry, Illinois manufacturing facility.  During fiscal 2013, the Company recorded asset impairment charges of $24.1 and $1.8 million within its Europe and North America segments, respectively, to reduce the carrying values of certain facilities held for sale to their estimated fair values, less costs to sell.

During fiscal 2015, the Company sold a wind tunnel within its Europe segment, which was previously reported as an asset held for sale, for cash proceeds of $5.8 million and recognized a gain of $3.2 million.  Also during fiscal 2015, the Company reclassified $4.7 million of its assets held for sale to property, plant and equipment, related to a facility in the Europe segment that is no longer being actively marketed for sale.  At March 31, 2015 and 2014, assets held for sale of $3.2 million and $11.6 million, respectively, were included in other noncurrent assets and consisted of facilities that the Company is marketing for sale.

In April 2015, the Company announced its intent to close its Washington, Iowa manufacturing facility within the North America segment.  As a result of the planned closure, the Company expects to incur approximately $2.0 million of employee severance-related costs during fiscal 2016 and additional restructuring and repositioning expenses during the closure period, as production is transferred to other facilities within the North America segment.

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2015	2014	2013
Equity in earnings of non-consolidated affiliate	$0.6	$0.7	$0.3
Interest income	0.5	0.5	0.9
Foreign currency transactions	(0.9)	(2.0)	(1.1)
Other non-operating income - net	-	-	0.1
Total other income (expense) - net	$0.2	$(0.8)	$0.2

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 8:   Income Taxes

The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes consisted of the following:

	Years ended March 31,
	2015	2014	2013
Components of earnings (loss) from continuing operations before income taxes:
United States	$31.1	$14.1	$10.2
Foreign	10.1	9.9	(23.2)
Total earnings (loss) from continuing operations before income taxes	$41.2	$24.0	$(13.0)

Income tax expense (benefit):
Federal:
Current	$0.4	$(2.0)	$2.6
Deferred	7.1	(95.8)	(2.6)
State:
Current	-	0.2	0.2
Deferred	1.1	(21.4)	(0.2)
Foreign:
Current	12.7	10.0	6.4
Deferred	(2.3)	1.1	3.4
Total income tax expense (benefit)	$19.0	$(107.9)	$9.8

The Company allocates income tax expense among continuing operations, discontinued operations, and other comprehensive income.  The Company applies accounting for income taxes by tax jurisdiction, and in periods in which there is a loss from continuing operations before income taxes and pre-tax income in other categories (e.g., discontinued operations or other comprehensive income), it first allocates income tax expense to the other sources of income, and records a related tax benefit in continuing operations.

Income tax expense attributable to earnings (loss) from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

	Years ended March 31,
	2015	2014	2013
Statutory federal tax	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.1	(1.3)
Taxes on non-U.S. earnings and losses	(4.9)	(3.8)	(23.8)
Valuation allowance	8.3	(471.7)	(59.3)
Tax credits	(6.1)	(7.1)	37.0
Compensation	1.0	0.4	(13.0)
Tax rate or law changes	1.2	(9.2)	0.9
Uncertain tax positions net of settlements	2.2	0.4	(41.9)
Brazil interest on equity	-	(1.7)	3.2
Dividend repatriation	2.4	5.8	(11.4)
Other	4.6	0.2	(0.8)
Effective tax rate	46.1%	(449.6%)	(75.4%)

The Company recorded an additional valuation allowance of $2.6 million and $12.3 million in fiscal 2015 and 2014, respectively, against net deferred tax assets in certain foreign jurisdictions after determining it was more likely than not that the net deferred tax assets in these jurisdictions will not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

During fiscal 2014, the Company concluded it no longer needed a valuation allowance on certain U.S. deferred tax assets after determining it was more likely than not they would be realized.  As a result, the Company recorded a $119.2 million reversal of its deferred tax asset valuation allowance. Also during fiscal 2014, the Company recorded income tax benefits totaling $2.2 million related to foreign tax law changes.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2015	2014
Deferred tax assets:
Accounts receivable	$0.3	$0.2
Inventories	3.8	4.1
Plant and equipment	0.8	2.4
Pension and employee benefits	50.5	39.1
Net operating loss, capital loss, and credit carryforwards	105.0	122.4
Other, principally accrued liabilities	6.8	10.3
Total gross deferred tax assets	167.2	178.5
Less: valuation allowance	(48.0)	(61.2)
Net deferred tax assets	119.2	117.3

Deferred tax liabilities:
Goodwill	0.6	4.2
Plant and equipment	5.3	7.6
Other	1.0	1.7
Total gross deferred tax liabilities	6.9	13.5
Net deferred tax asset	$112.3	$103.8

Deferred tax assets and liabilities are reported in the consolidated balance sheets as follows:

	March 31,
	2015	2014
Current deferred tax asset	$13.4	$13.0
Noncurrent deferred tax asset	102.7	98.6
Current deferred tax liability (other current liabilities)	(0.4)	(0.5)
Noncurrent deferred tax liability	(3.4)	(7.3)
Total	$112.3	$103.8

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2015	2014
Beginning balance	$2.1	$9.0
Gross increases - tax positions in prior period	3.1	2.5
Gross decreases - tax positions in prior period	-	(7.0)
Gross increases - tax positions in current period	0.4	0.1
Settlements	-	(1.9)
Lapse of statute of limitations	-	(0.8)
Effect of exchange rate changes	-	0.2
Ending balance	$5.6	$2.1

The Company’s liability for unrecognized tax benefits as of March 31, 2015 was $5.6 million, and if recognized, $3.0 million would have an effective tax rate impact.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  At March 31, 2015 and 2014, accrued interest and penalties were not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2015, the Company was under income tax examination in a number of foreign jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Austria	Fiscal 2012 - 2014
Brazil	Calendar 2010 - 2014
Germany	Fiscal 2011 - 2014
United States	Fiscal 2012 – 2014

At March 31, 2015, the Company had foreign tax credit carry forwards of $1.8 million that, if not utilized against domestic taxes, will expire in fiscal 2016 and 2017.  The Company also had federal and state research and development tax credits of $20.9 million that, if not utilized against domestic taxes, will expire between fiscal 2018 and 2035.  The Company also had various state and local tax loss carry forwards of $186.0 million that, if not utilized against state apportioned taxable income, will expire at various times during fiscal 2016 through 2034.  In addition, the Company had tax loss carry forwards of $304.6 million in various tax jurisdictions throughout the world.  Certain of the carry forwards in the U.S. and many in foreign jurisdictions are offset by a valuation allowance.  If not utilized against taxable income, $159.3 million of these tax losses will expire at various times during fiscal 2016 through 2035, and $145.3 million, mainly related to India, Austria and Germany, will not expire due to an unlimited carry-forward period.

At March 31, 2015, the Company provided $0.8 million of tax on undistributed earnings for certain subsidiaries not considered permanently reinvested.  Undistributed earnings totaling $442.0 million are considered permanently reinvested in the remaining foreign operations, and no provision has been made for any taxes that would be payable upon the distribution of such earnings.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share are as follows:

	Years ended March 31,
	2015	2014	2013
Basic:
Earnings (loss) from continuing operations	$22.2	$131.9	$(22.8)
Less: Net earnings attributable to noncontrolling interest	(1.0)	(1.5)	(1.4)
Less: Undistributed earnings attributable to unvested shares	(0.2)	(1.7)	-
Earnings (loss) from continuing operations available to Modine shareholders	21.0	128.7	(24.2)
Earnings from discontinued operations, net of income taxes	0.6	-	-
Net earnings (loss) available to Modine shareholders	$21.6	$128.7	$(24.2)

Weighted average shares outstanding - basic	47.2	46.9	46.6

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.45	$2.75	$(0.52)
Earnings per share - discontinued operations	0.01	-	-
Net earnings (loss) per share - basic	$0.46	$2.75	$(0.52)

Diluted:
Earnings (loss) from continuing operations	$22.2	$131.9	$(22.8)
Less: Net earnings attributable to noncontrolling interest	(1.0)	(1.5)	(1.4)
Less: Undistributed earnings attributable to unvested shares	(0.2)	(0.9)	-
Earnings (loss) from continuing operations available to Modine shareholders	21.0	129.5	(24.2)
Earnings from discontinued operations, net of income taxes	0.6	-	-
Net earnings (loss) available to Modine shareholders	$21.6	$129.5	$(24.2)

Weighted average shares outstanding - basic	47.2	46.9	46.6
Effect of dilutive securities	0.6	0.7	-
Weighted average shares outstanding - diluted	47.8	47.6	46.6

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.44	$2.72	$(0.52)
Earnings per share - discontinued operations	0.01	-	-
Net earnings (loss) per share - diluted	$0.45	$2.72	$(0.52)

For the years ended March 31, 2015, 2014, and 2013, the calculation of diluted earnings per share excluded 0.6 million, 0.8 million, and 1.1 million stock options, respectively, because they were anti-dilutive. For the year ended March 31, 2013, the total number of potential dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.

Note 10:  Inventories

Inventories consisted of the following:

	March 31,
	2015	2014
Raw materials and work in process	$80.7	$89.2
Finished goods	27.0	27.6
Total inventories	$107.7	$116.8

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 11:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2015	2014
Land	$8.2	$10.4
Buildings and improvements (10-40 years)	221.0	228.1
Machinery and equipment (3-12 years)	652.0	715.1
Office equipment (3-10 years)	81.9	89.5
Construction in progress	31.7	35.5
	994.8	1,078.6
Less: accumulated depreciation	(672.7)	(719.0)
Net property, plant and equipment	$322.1	$359.6

Depreciation expense totaled $50.0 million, $57.3 million and $55.1 million for the years ended March 31, 2015, 2014, and 2013, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded in SG&A expenses.  Total losses related to the disposal of property, plant and equipment were $1.1 million, $2.6 million and $2.5 million for the years ended March 31, 2015, 2014, and 2013, respectively.

Note 12:  Investment in Affiliate

The Company’s investment in its non-consolidated affiliate is accounted for under the equity method.  The Company has a 50 percent ownership of Nikkei Heat Exchanger Company, Ltd. (“NEX”).  At March 31, 2015 and 2014, the Company included the investment in NEX of $3.2 million and $3.4 million, respectively, in other noncurrent assets.  At March 31, 2015, the investment in NEX is equal to the Company's investment in the underlying assets.

The Company reports the results of operations for NEX in the consolidated financial statements using a one-month reporting delay.  The Company reports equity in earnings from non-consolidated affiliates within other income and expense in the consolidated statements of operations.  The Company’s share of NEX’s earnings for the years ended March 31, 2015, 2014, and 2013 was $0.6 million, $0.7 million and $0.3 million, respectively.

Note 13:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2015			March 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$9.1	$(5.8)	$3.3	$10.1	$(5.7)	$4.4
Acquired technology	5.6	(0.9)	4.7	5.8	(0.2)	5.6
Customer relationships	2.1	(0.2)	1.9	2.4	-	2.4
Total intangible assets	$16.8	$(6.9)	$9.9	$18.3	$(5.9)	$12.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company recorded $1.6 million, $0.8 million and $0.7 million of amortization expense during fiscal 2015, 2014 and 2013, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
2016	$1.6
2017	1.6
2018	1.6
2019	1.5
2020	1.4
2021 & Beyond	2.2

Note 14:  Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	South America	Asia	Building HVAC	Total
Balance, March 31, 2013	$12.2	$0.5	$16.0	$28.7
Effect of exchange rate changes	(1.3)	-	1.3	-
Balance, March 31, 2014	10.9	0.5	17.3	28.7
Impairment charge	(7.8)	-	-	(7.8)
Effect of exchange rate changes	(3.1)	-	(1.6)	(4.7)
Balance, March 31, 2015	$-	$0.5	$15.7	$16.2

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment during the fourth quarter of fiscal 2015 by applying a fair value-based test. The Company determined its South America reporting unit’s goodwill was fully impaired and recorded a $7.8 million goodwill impairment charge as a result.  The impairment charge was primarily caused by a decline in the financial outlook for the South America reporting unit. During the fourth quarter of fiscal 2015, the Company’s outlook for the markets served by its South America reporting unit, primarily in Brazil, shifted from a view that the markets may begin to recover to a view that the market downturn may be more prolonged. The economic weakness in Brazil has negatively affected the Company’s expected future cash flows for the South America segment. The fair value of the Company’s remaining reporting units exceeded their respective book values.

As of March 31, 2015, accumulated goodwill impairment losses within the South America segment totaled $7.8 million.  As of March 31, 2015 and 2014, accumulated goodwill impairment losses totaled $23.8 million and $8.7 million within the North America and Europe segments, respectively.

Note 15:  Product Warranties, Operating Leases, and Other Commitments

Product warranties: Modine provides product warranties for various product lines, with warranty periods generally ranging from one to five years.  The Company accrues for estimated future warranty costs in the period in which the sale is recorded. The Company bases warranty expense estimates on the best information available using analytical and statistical analysis of both historical and current claim data.  The Company adjusts these expenses if it becomes probable that expected claims will differ from initial estimates recorded at the time of sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2015	2014
Beginning balance	$14.0	$12.6
Accruals for warranties issued	5.8	6.0
Accruals related to pre-existing warranties	1.5	8.3
Settlements	(9.2)	(13.0)
Effect of exchange rate changes	(1.7)	0.1
Ending balance	$10.4	$14.0

Operating leases: The Company leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $11.5 million in both fiscal 2015 and 2014, and $11.3 million in fiscal 2013.

Future minimum rental commitments at March 31, 2015 under non-cancelable operating leases were as follows:

Fiscal Year
2016	$8.2
2017	5.7
2018	4.3
2019	3.8
2020	4.0
2021 and beyond	23.9
Total	$49.9

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2015 is not material.

Commitments: At March 31, 2015, the Company had capital expenditure commitments of $15.5 million.  Significant commitments include tooling and equipment expenditures for new and renewal programs with customers in North America and Europe.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 16:  Indebtedness

Long-term debt was comprised of the following:

	Fiscal year of maturity	March 31, 2015	March 31, 2014

Foreign credit agreements	2016	$0.2	$0.5
6.8% Senior Notes	2017-2021	125.0	125.0
Revolving credit facility	2019	-	-
		125.2	125.5
Capital lease obligations	2016-2030	4.9	6.5
		130.1	132.0
Less: current portion		(0.5)	(0.8)
Total long-term debt		$129.6	$131.2

The Company maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  Borrowings under the credit agreement bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points (1.6 percent at March 31, 2015) depending upon the Company’s leverage ratio, as defined below.  At March 31, 2015 and 2014, no borrowings were outstanding under the revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at March 31, 2015 and 2014 of $18.6 million and $32.4 million, respectively.  At March 31, 2015, the Company’s foreign unused lines of credit totaled $41.0 million.  In aggregate, the Company had total available lines of credit of $216.0 million at March 31, 2015.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under its primary debt agreements in the U.S., the Company has provided a lien on substantially all domestic assets. The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of the Company’s cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”), and an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2015.

Long-term debt matures as follows:

Fiscal Year
2016	$0.5
2017	8.3
2018	16.3
2019	16.3
2020	16.3
2021 & beyond	72.4
Total	$130.1

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At March 31, 2015 and 2014, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $141.0 million and $140.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 17:  Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

The Company maintains domestic 401(k) plans that allow employees to contribute a portion of their salary to help save for retirement.  The Company matched 50 percent of employee contributions, up to 5 percent of employee compensation, during fiscal 2015, 2014, and 2013.  The Company also makes annual employer contributions into active employee accounts based upon a percentage of employee compensation.  Employees can choose among various investment alternatives, including (subject to restrictions) Modine stock.  The Company’s matching contributions and annual employer contributions are discretionary.  The Company’s expense for defined contribution employee benefit plans during fiscal 2015, 2014, and 2013 was $5.9 million, $8.3 million, and $4.1 million, respectively.  The decrease in expense in fiscal 2015, as compared with the prior fiscal year, was primarily due to lower discretionary employer contributions.

In addition, the Company maintains a non-qualified deferred compensation plan for eligible employees and various foreign subsidiaries have government-required defined contribution plans in place, under which they contribute a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Certain foreign subsidiaries have statutory termination indemnity plans covering eligible employees.  The benefits under these plans are based upon years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance programs that protect employees from losses in the event that an employer defaults on its obligations.

Defined Benefit Employee Benefit Plans:

Pension plans: The Company has a non-contributory defined benefit pension plan that covers most of its domestic employees hired on or before December 31, 2003.  The benefits provided are based primarily on years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based on a monthly retirement benefit amount.  Domestic salaried employees hired after December 31, 2003 are not covered under any defined benefit plan.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain of the Company’s foreign subsidiaries also have legacy defined benefit plans covering a small number of active employees.

Company contributions of $5.9 million, $8.0 million, and $9.2 million to U.S. pension plans during fiscal 2015, 2014, and 2013, respectively, are reported in the change in other liabilities in the consolidated statements of cash flows.

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans during fiscal 2015, 2014 and 2013 was $0.1 million, $1.0 million, and $1.1 million, respectively.

Measurement Date:  The Company uses March 31 as the measurement date for its pension and postretirement plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Changes in benefit obligations and plan assets as well as the funded status of the Company’s pension plans for the fiscal years ended March 31, 2015 and 2014 were as follows:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$295.7	$309.6
Service cost	0.5	0.6
Interest cost	13.0	13.0
Actuarial loss (gain)	40.6	(10.8)
Benefits paid	(14.6)	(18.6)
Effect of exchange rate changes	(7.0)	1.9
Benefit obligation at end of year	$328.2	$295.7

Change in plan assets:
Fair value of plan assets at beginning of year	$213.7	$200.6
Actual return on plan assets	10.8	22.2
Benefits paid	(14.6)	(18.6)
Employer contributions	7.1	9.5
Fair value of plan assets at end of year	$217.0	$213.7
Funded status at end of year	$(111.2)	$(82.0)

Amounts recognized in the consolidated balance sheets:
Current liability	$(0.8)	$(1.0)
Noncurrent liability	(110.4)	(81.0)
	$(111.2)	$(82.0)

The accumulated benefit obligation for pension plans was $325.5 million and $293.0 million as of March 31, 2015 and 2014, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $192.3 million and $153.4 million as of March 31, 2015 and 2014, respectively.

Costs for the Company’s pension plans included the following components for the fiscal years ended March 31, 2015, 2014, and 2013:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$0.5	$0.6	$0.6
Interest cost	13.0	13.0	13.5
Expected return on plan assets	(16.7)	(15.7)	(16.1)
Amortization of net actuarial loss	5.5	6.3	5.0
Net periodic benefit cost	$2.3	$4.2	$3.0

Other changes in benefit obligation recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$46.4	$(17.3)	$27.0
Amortization of net actuarial loss	(5.5)	(6.3)	(5.0)
Total recognized in other comprehensive loss (income)	$40.9	$(23.6)	$22.0

The Company estimates $7.2 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2016.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company used a discount rate of 4.0% and 4.7% as of March 31, 2015 and 2014, respectively, in determining its benefit obligations under its U.S. pension plans. The Company used a discount rate of 1.3% and 3.0% as of March 31, 2015 and 2014, respectively, in determining its benefit obligations under its foreign pension plans.  The Company used a discount rate of 4.7%, 4.4%, and 4.9% to determine its costs under its U.S. pension plans for the fiscal years ended March 31, 2015, 2014, and 2013, respectively.  The Company used a discount rate of 3.0%, 3.5%, and 5.0% to determine its costs under its foreign pension plans for the fiscal years ended March 31, 2015, 2014, and 2013, respectively. The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  A similar process was used to determine the discount rate for the Company’s foreign pension obligations

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted average asset allocations at the measurement dates of March 31, 2015 and 2014 were as follows:

	Target allocation	Plan assets
		2015	2014
Equity securities	55%	55%	57%
Debt securities	38%	36%	37%
Alternative assets	5%	5%	5%
Cash	2%	4%	1%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2015 and 2014, the Company’s pension plans did not directly own shares of Modine common stock.

The Company employs a total return investment approach, whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets, while avoiding excessive risk.  The Company has established pension plan guidelines based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.  The Company measures and monitors investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2015, 2014 and 2013 U.S. pension plan expense, the expected rate of return on plan assets was 8.0 percent.  For fiscal 2016 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 8.0 percent.

The Company’s funding policy for domestic qualified pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to make contributions of $6.7 million to these plans during fiscal 2016.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated pension benefit payments
2016	$15.1
2017	15.7
2018	16.9
2019	17.2
2020	18.0
2021-2025	94.0

Note 18:  Derivative Instruments

The Company uses derivative financial instruments from time to time as a tool to manage certain financial risks.  The Company’s policy prohibits the use of leveraged derivatives.  Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in fair value of the derivative financial instruments depends on whether it has been designated, and is effective, as a hedge and, if so, on the nature of the hedging activity.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Commodity Derivatives:  The Company has, from time to time, entered into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts was to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into in fiscal 2013, 2014, and 2015 for hedge accounting.  Accordingly, unrealized gains and losses on those contracts are recorded within cost of sales. The Company designated contracts entered into prior to fiscal 2013 for hedge accounting. Accordingly, the amounts recorded in accumulated other comprehensive loss (“AOCI”) related to those contracts remained in AOCI until the underlying commodity purchases impacted earnings.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency exchange contracts to hedge specific foreign currency denominated assets and liabilities.  The Company has not designated these contracts for hedge accounting.  Accordingly, unrealized gains and losses related to changes in fair value are recorded in other income and expense.  Gains and losses on these foreign currency contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2015	March 31, 2014
Foreign exchange contracts	Other current liabilities	$0.3	$0.2
Commodity derivatives	Other current liabilities	0.1	0.1
Commodity derivatives	Other noncurrent liabilities	-	0.1

The amounts recorded in AOCI and in the consolidated statements of operations for all of the Company’s derivative financial instruments were as follows:

	March 31, 2015
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss Recognized in Continuing Operations
Commodity derivatives	$-	Cost of sales	$-	$0.2
Foreign exchange contracts	-	Other income (expense) - net	-	1.1
Total	$-		$-	$1.3

	March 31, 2014
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss Recognized in Continuing Operations
Commodity derivatives	$-	Cost of sales	$0.5	$0.5
Total	$-		$0.5	$0.5

	March 31, 2013
	Amount of Loss Recognized in AOCI	Statement of Operations Location	Loss Reclassified from AOCI into Continuing Operations	Total Loss (Gain) Recognized in Continuing Operations
Commodity derivatives	$0.5	Cost of sales	$2.6	$4.6
Foreign exchange contracts	-	Other income (expense) - net	-	(0.3)
Total	$0.5		$2.6	$4.3

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Credit risk:  The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2015, two customers each accounted for ten percent or more of the Company’s total sales.  In fiscal 2014 and 2013, one customer accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers represented 63 percent, 56 percent, and 59 percent of total sales in fiscal 2015, 2014, and 2013, respectively.  At March 31, 2015 and 2014, 47 percent and 46 percent, respectively, of the Company's trade accounts receivable were from the Company's top ten customers.  These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by similar market and general economic factors.  Collateral or advanced payments are generally not required, but they may be used in those cases where the Company identifies a substantial credit risk.  The Company has not experienced significant credit losses to customers in the markets served.

The Company manages credit risk through its focus on the following:

•	Cash and investments – reviewing cash deposits and short-term investments to ensure banks have credit ratings acceptable to the Company and that short-term investments are maintained in secured or guaranteed instruments;
•	Accounts receivable – performing periodic customer credit evaluations and actively monitoring their financial condition and applicable business news;
•	Pension assets – ensuring that investments within pension plans provide appropriate diversification, monitoring of investment teams, ensuring that portfolio managers adhere to the Company’s investment policies and directives, and ensuring that exposure to high risk investments is limited; and
•	Insurance – ensuring that insurance providers maintain acceptable financial ratings.

Counterparty risks:  The Company manages counterparty risks through its focus on the following:

•	Customers – performing thorough reviews of customer credit reports and accounts receivable aging reports by internal credit committees;
•	Suppliers – maintaining a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
•	Derivatives – ensuring that counterparties to derivative instruments maintain credit ratings that are acceptable to the Company.

Europe value added tax:  During fiscal 2012, the Company determined it was not properly applying value added tax (“VAT”) to certain cross-border transactions within the Europe segment and established an accrual of $10.7 million for estimated VAT liabilities, including interest and penalties.  During fiscal 2013 and 2014, the Company completed the registration and filing process with the taxing authorities and began making payments to the applicable jurisdictions.  During fiscal 2015, 2014, and 2013, the Company recorded reductions to SG&A expenses of $2.0 million, $2.9 million and $1.6 million, respectively, as a result of favorable changes to the estimated VAT obligations.

Environmental:  The United States Environmental Protection Agency (“USEPA”) has designated the Company as a potentially responsible party (“PRP”) for remediation of three sites where the Company had involvement.  These sites include: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana) and a scrap metal site known as Chemetco (Illinois).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned; however, they allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  The Company accrues for costs anticipated for the remedial settlement of the sites listed above if they are probable and can be reasonably determined.  Costs anticipated for the remedial settlement of the sites listed above that are not probable or cannot be reasonably determined at this time have not been accrued; however, the Company does not believe any potential costs would be material to the Company’s financial position due to Modine’s relatively small portion of contributed materials.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company has recorded environmental investigation and remediation accruals for groundwater contamination at its manufacturing facility in its wholly-owned subsidiary in Brazil (“Modine Brazil”) and subsurface contamination at its former manufacturing facility in the Netherlands, along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $3.8 million and $5.1 million at March 31, 2015 and 2014, respectively. As additional information becomes available, the Company will re-assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine Brazil, seeking remediation and certain other damages as a result of the contamination allegedly attributable to the Company’s operations. The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil antitrust investigation:  During the fourth quarter of fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years ago.  During the fourth quarter of fiscal 2015, the Company recorded a charge of $3.2 million (BRL10.0 million) within SG&A expenses, representing the estimated amount that may be incurred in connection with the management and resolution of this matter.  Due to the ongoing nature of the investigation, the Company cannot provide assurance of the ultimate resolution of this matter at this time.

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

Note 20:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2014	$27.3	$-	$(131.2)	$(103.9)

Other comprehensive loss before reclassifications	(68.0)	-	(45.2)	(113.2)
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	5.4	5.4
Amortization of unrecognized prior service credit (a)	-	-	(0.1)	(0.1)
Income taxes	-	-	13.2	13.2
Total other comprehensive loss	(68.0)	-	(26.7)	(94.7)

Balance, March 31, 2015	$(40.7)	$-	$(157.9)	$(198.6)

	Foreign Currency Translation	Cash Flow Hedges	Defined Benefit Plans	Total
Balance, March 31, 2013	$17.8	$(1.1)	$(145.1)	$(128.4)

Other comprehensive income before reclassifications	9.5	-	18.7	28.2
Reclassifications:
Amortization of unrecognized net loss (a)	-	-	6.2	6.2
Amortization of unrecognized prior service credit (a)	-	-	(1.2)	(1.2)
Commodity derivatives (b)	-	0.5	-	0.5
Income taxes	-	0.6	(9.8)	(9.2)
Total other comprehensive income	9.5	1.1	13.9	24.5

Balance, March 31, 2014	$27.3	$-	$(131.2)	$(103.9)

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 17 for additional information about the Company’s pension plans.
(b)	Reclassifications for commodity derivatives are included in cost of sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 21:  Segment and Geographic Information

The Company’s product lines consist of heat-transfer components and systems.  The Company serves the vehicular, industrial, and building heating, ventilating and air conditioning markets.  During fiscal 2015, the Company changed the name of its Commercial Products segment to Building HVAC in order to better reflect the nature of the segment’s product lines.  There were no changes to the operations or reported financial results of the segment as a result.  Throughout fiscal 2015, the Company’s five operating segments were as follows:

North America:
Comprised of vehicular and industrial original equipment products in North America.

Europe:
Comprised of vehicular and industrial original equipment products in Europe.

South America:
Comprised of vehicular and industrial original equipment products and aftermarket products in South America.

Asia:
Comprised of vehicular and industrial original equipment products in Asia.

Building HVAC:
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

Effective April 1, 2015, the Company combined its North America and South America segment operations, with the objective of streamlining its operations to gain synergies and improve its cost structure.  Beginning for fiscal 2016, the Company will report financial results for the new Americas operating segment, which will include both North America and South America.

The following is a summary of net sales, gross profit, and operating income by segment:

	Years ended March 31,
Net sales:	2015	2014	2013
North America	$573.5	$568.7	$564.5
Europe	578.2	584.4	498.0
South America	93.9	122.7	133.8
Asia	81.2	71.5	59.5
Building HVAC	186.3	146.5	139.3
Segment total	1,513.1	1,493.8	1,395.1
Corporate and eliminations	(16.7)	(16.2)	(19.1)
Net sales	$1,496.4	$1,477.6	$1,376.0

	Years ended March 31,
	2015		2014		2013
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales
North America	$97.0	16.9%	$93.5	16.4%	$81.4	14.4%
Europe	68.7	11.9%	70.8	12.1%	61.0	12.3%
South America	12.1	12.8%	20.8	16.9%	22.5	16.8%
Asia	11.5	14.2%	8.9	12.5%	1.7	2.8%
Building HVAC	55.9	30.0%	43.4	29.6%	40.8	29.3%
Segment total	245.2	16.2%	237.4	15.9%	207.4	14.9%
Corporate and eliminations	1.3	-	0.8	-	1.2	-
Gross profit	$246.5	16.5%	$238.2	16.1%	$208.6	15.2%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	Years ended March 31,
Operating income:	2015	2014	2013
North America	$45.9	$42.1	$39.2
Europe	25.7	9.6	(25.4)
South America	(12.3)	7.5	11.2
Asia	0.3	(3.3)	(8.8)
Building HVAC	19.1	9.4	10.0
Segment total	78.7	65.3	26.2
Corporate and eliminations	(26.0)	(28.1)	(26.8)
Operating income (loss)	$52.7	$37.2	$(0.6)

Inter-segment sales are accounted for based on an established markup over production costs.  Net sales for corporate and eliminations primarily represent the elimination of inter-segment sales.  The operating loss for corporate includes certain research and development costs, legal, finance and other general corporate expenses, and also includes a portion of central services costs that are not directly attributable to an operating segment.

The following is a summary of total assets by segment:

	March 31,
	2015	2014
North America	$231.8	$218.1
Europe	283.1	367.9
South America	46.5	80.1
Asia	92.4	92.8
Building HVAC	131.4	132.7
Corporate and eliminations	146.4	140.7
Total assets	$931.6	$1,032.3

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2015	2014	2013
North America	$25.9	$18.9	$19.0
Europe	21.5	22.9	16.5
South America	4.3	5.7	3.4
Asia	3.8	4.6	7.8
Building HVAC	2.8	1.0	3.1
Total capital expenditures	$58.3	$53.1	$49.8

	Years ended March 31,
Depreciation and amortization expense:	2015	2014	2013
North America	$18.1	$19.3	$20.1
Europe	19.8	26.6	23.4
South America	3.2	3.3	3.7
Asia	7.2	6.7	6.4
Building HVAC	3.3	2.2	2.2
Total depreciation and amortization expense	$51.6	$58.1	$55.8

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2015	2014	2013
United States	$669.3	$645.7	$637.4
Germany	193.8	229.5	214.8
Hungary	161.0	150.3	117.6
Austria	118.7	109.8	97.7
Brazil	93.2	122.0	128.8
Other	260.4	220.3	179.7
Net sales	$1,496.4	$1,477.6	$1,376.0

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2015	2014
United States	$105.0	$100.7
Germany	66.0	81.8
Other European countries	79.9	100.0
China	36.3	38.9
Other	34.9	38.2
Total property, plant and equipment	$322.1	$359.6

The following is a summary of net sales by product type:

	Years ended March 31,
	2015	2014	2013
Modules/assemblies	$367.5	$379.9	$358.5
Oil coolers	233.0	215.4	194.1
HVAC equipment	199.6	159.5	151.8
EGR coolers	183.5	172.5	136.1
Charge air coolers	148.9	157.0	161.8
Condensers	140.0	129.2	128.8
Radiators	124.8	129.0	134.4
Other	99.1	135.1	110.5
Net sales	$1,496.4	$1,477.6	$1,376.0

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 22:  Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized below for the years ended March 31, 2015 and 2014:

	Fiscal 2015 quarters ended
	June	Sept.	Dec.	March	Fiscal 2015

Net sales	$392.5	$377.3	$363.6	$363.0	$1,496.4
Gross profit	67.7	56.7	59.4	62.7	246.5
Earnings (loss) from continuing operations (a)	14.1	2.0	9.1	(3.0)	22.2
Net earnings (loss) attributable to Modine (a)	13.7	1.7	9.6	(3.2)	21.8
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.29	$0.04	$0.20	$(0.07)	$0.46
Diluted	0.28	0.04	0.20	(0.07)	0.45

	Fiscal 2014 quarters ended
	June	Sept.	Dec.	March	Fiscal 2014

Net sales	$375.8	$364.2	$347.0	$390.6	$1,477.6
Gross profit	61.9	57.2	56.8	62.3	238.2
Earnings (loss) from continuing operations (a) (b)	10.6	5.0	(3.4)	119.7	131.9
Net earnings (loss) attributable to Modine (a) (b)	10.0	4.6	(3.6)	119.4	130.4
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.21	$0.10	$(0.08)	$2.51	$2.75
Diluted	0.21	0.10	(0.08)	2.49	2.72

(a)	The quarterly financial data presented above includes restructuring expenses and impairment charges related to restructuring actions in Europe, North America, and South America segments. During fiscal 2015, restructuring expenses totaled $0.8 million, $1.0 million, $1.9 million, and $1.0 million for the quarters ended June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, respectively. During the third quarter of fiscal 2015, the Company sold a wind tunnel within the Europe segment and recognized a gain of $3.2 million. During the fourth quarter of fiscal 2015, the Company recorded a $7.8 million goodwill impairment charge related to its South America segment. Also during the fourth quarter of fiscal 2015, the Company recorded a $3.2 million charge in its South America segment associated with a legal matter in Brazil. During fiscal 2014, restructuring expenses totaled $0.5 million, $0.6 million, $9.4 million, and $5.6 million for the quarters ended June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014, respectively. The Company recorded impairment charges of $2.0 million and $1.2 million during the quarters ended December 31, 2013 and March 31, 2014, respectively. See Notes 6, 14, and 19 for additional information.
(b)	The quarter ended March 31, 2014 was benefited by the reversal of U.S. income tax valuation allowances totaling $119.2 million. See Note 8 for additional information.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
May 29, 2015

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded the design and operation of the Company's disclosure controls and procedures were effective as of March 31, 2015.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based on this assessment, management concluded that, as of March 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on July 23, 2015 (the “2015 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The Company incorporates by reference the information appearing in the 2015 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics. The Company incorporates by reference the information appearing in the 2015 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics.”  The Company's Code of Ethics (labeled as the Code of Ethics and Business Conduct) is included on its website, www.modine.com (About Modine link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2015 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2015 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2015 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2015 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2015 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2015 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2015 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2015 and 2014.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   Documents Filed.  The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2015, 2014 and 2013	39
Consolidated Statements of Comprehensive Income for the years ended March 31, 2015, 2014 and 2013	40
Consolidated Balance Sheets at March 31, 2015 and 2014	41
Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013	42
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2015, 2014 and 2013	43
Notes to Consolidated Financial Statements	44-70
Report of Independent Registered Public Accounting Firm	71

2. Financial Statement Schedules.

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	76

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	77-79

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

Date: May 29, 2015	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	May 29, 2015
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 29, 2015
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 29, 2015
Director

/s/ David J. Anderson
David J. Anderson	May 29, 2015
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 29, 2015
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 29, 2015
Director

/s/ Larry O. Moore
Larry O. Moore	May 29, 2015
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 29, 2015
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 29, 2015
Director

/s/ David G. Bills
David G. Bills	May 29, 2015
Director

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2015, 2014 and 2013
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period

2015: Allowance for Doubtful Accounts	$1.1	$0.4	$(0.2	)(b)	$(0.3	)(a)	$1.0
Valuation Allowance for Deferred Tax Assets	$61.2	$(6.8)	$(6.4	)(b)	$-		$48.0

2014: Allowance for Doubtful Accounts	$0.8	$0.6	$-	(b)	$(0.3	)(a)	$1.1
Valuation Allowance for Deferred Tax Assets	$172.8	$(113.1)	$1.5	(b)	$-		$61.2

2013: Allowance for Doubtful Accounts	$0.8	$0.5	$(0.1	)(b)	$(0.4	)(a)	$0.8
Valuation Allowance for Deferred Tax Assets	$146.8	$7.7	$18.3	(b)	$-		$172.8

Notes:
(a)	Bad debts charged off during the year
(b)	Translation and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2015 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (333-161030) dated August 4, 2009

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 10, 2015

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K")

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

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
Exhibit 4.3 to August 30, 2013 8-K

4.11	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.5*	Employment Agreement, dated July 1, 2014, between Modine Holding GmbH and Holger Schwab, effective as of July 1, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2014

10.6*	2000 Stock Incentive Plan for Non-Employee Directors (Amended and Restated as of March 16, 2005).	Appendix A to Registrant’s Proxy Statement for the 2005 Annual Meeting dated June 15, 2005

10.7*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000

10.8*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.9*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007

10.10*	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 17, 2014

10.11*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011

10.12*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.13*	Form of Fiscal 2015 Modine Performance Stock Award Agreement (Executive Council members).		X

10.14*	Form of Fiscal 2015 Modine Incentive Stock Options Award Agreement (Executive Council members).		X

10.15*	Form of Fiscal 2015 Modine Restricted Stock Award Agreement (Executive Council members).		X

10.16*	Form of Fiscal 2015 Modine Non-Qualified Stock Option Award Agreement.		X

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

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