Form 10-Q
period 2015-06-30
MODINE MANUFACTURING CO
filed 2015-07-31
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was  48,086,638 at July 24, 2015.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2015 and 2014
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2015	2014
Net sales	$346.1	$392.5
Cost of sales	289.1	324.8
Gross profit	57.0	67.7
Selling, general and administrative expenses	42.8	42.8
Restructuring expenses	2.6	0.8
Operating income	11.6	24.1
Interest expense	(2.8)	(3.1)
Other expense – net	-	(0.2)
Earnings before income taxes	8.8	20.8
Provision for income taxes	(3.3)	(6.7)
Net earnings	5.5	14.1
Net earnings attributable to noncontrolling interest	(0.4)	(0.4)
Net earnings attributable to Modine	$5.1	$13.7

Net earnings per share attributable to Modine shareholders:
Basic	$0.11	$0.29
Diluted	$0.11	$0.28

Weighted-average shares outstanding:
Basic	47.3	47.0
Diluted	47.8	47.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2015 and 2014
(In millions)
(Unaudited)

	Three months ended June 30,
	2015	2014
Net earnings	$5.5	$14.1
Other comprehensive income:
Foreign currency translation	8.7	1.7
Defined benefit plans, net of income taxes of $0.6 and $0.5	1.2	0.9
Total other comprehensive income	9.9	2.6

Comprehensive income	15.4	16.7
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.6)
Comprehensive income attributable to Modine	$15.0	$16.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and March 31, 2015
(In millions, except per share amounts)
(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$60.7	$70.5
Trade accounts receivable – net	199.7	192.9
Inventories	115.1	107.7
Deferred income taxes	11.5	13.4
Other current assets	82.0	79.7
Total current assets	469.0	464.2
Property, plant and equipment – net	327.8	322.1
Intangible assets – net	9.9	9.9
Goodwill	17.0	16.2
Deferred income taxes	102.7	102.7
Other noncurrent assets	21.7	16.5
Total assets	$948.1	$931.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$21.1	$18.6
Long-term debt – current portion	0.5	0.5
Accounts payable	151.4	152.0
Accrued compensation and employee benefits	52.2	56.7
Other current liabilities	88.1	83.4
Total current liabilities	313.3	311.2
Long-term debt	129.9	129.6
Deferred income taxes	3.5	3.4
Pensions	109.0	110.4
Other noncurrent liabilities	16.9	16.4
Total liabilities	572.6	571.0
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 48.9 million and 48.6 million shares	30.6	30.4
Additional paid-in capital	181.6	180.6
Retained earnings	364.9	359.8
Accumulated other comprehensive loss	(188.7)	(198.6)
Treasury stock, at cost, 0.8 million and 0.7 million shares	(17.0)	(16.2)
Total Modine shareholders' equity	371.4	356.0
Noncontrolling interest	4.1	4.6
Total equity	375.5	360.6
Total liabilities and equity	$948.1	$931.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2015 and 2014
(In millions)
(Unaudited)

	Three months ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$5.5	$14.1
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	12.4	13.3
Insurance proceeds from Airedale fire	0.7	-
Other – net	3.4	4.3
Changes in operating assets and liabilities:
Trade accounts receivable	(2.8)	2.2
Inventories	(5.7)	(10.0)
Accounts payable	(6.4)	(8.7)
Other assets and liabilities	(7.2)	(12.7)
Net cash (used for) provided by operating activities	(0.1)	2.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(16.0)	(12.4)
Insurance proceeds from Airedale fire	14.6	-
Costs to replace building and equipment damaged in Airedale fire	(11.0)	(1.4)
Other – net	(0.1)	(0.2)
Net cash used for investing activities	(12.5)	(14.0)

Cash flows from financing activities:
Borrowings of debt	12.1	16.9
Repayments of debt	(9.4)	(19.2)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.6)	0.3
Net cash provided by (used for) financing activities	1.2	(2.0)

Effect of exchange rate changes on cash	1.6	0.3
Net decrease in cash and cash equivalents	(9.8)	(13.2)

Cash and cash equivalents – beginning of period	70.5	87.2
Cash and cash equivalents – end of period	$60.7	$74.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2015.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2015.

New accounting guidance:  In May 2014, the Financial Accounting Standards Board issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance will be effective for the Company’s first quarter of fiscal 2019.  The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment.  There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities and is in the process of rebuilding the leased facility.  The Company expects to complete reconstruction and return its operations to the Rawdon site in late fiscal 2016.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  As such, the Company records losses and costs in the same statement of operations line as the related insurance recovery.  During the first quarter of fiscal 2015, the Company recorded $2.6 million of recoveries from business interruption insurance related to fiscal 2014 lost profits within selling, general and administrative (“SG&A”) expenses.  Since the date of the fire, the Company has received cumulative cash proceeds of $78.0 million from its insurance provider for covered losses.

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through June 30, 2015, the Company has capitalized reconstruction costs of $34.1 million, and has recorded this asset on the consolidated balance sheet within other current assets.  As of June 30, 2015, the Company recorded a liability for the estimated reconstruction costs of $50.4 million within other current liabilities.  As of June 30, 2015, the Company recorded a $3.6 million receivable from its insurance provider within other current assets, which represented covered losses to date in excess of cumulative cash proceeds received.  As of March 31, 2015, the other current liability to rebuild the facility was $48.0 million and the receivable from the Company’s insurance provider was $18.0 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 3: Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are classified under the following hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets.
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
●	Level 3 – Model-derived valuations in which one or more significant inputs are not observable.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.1 million and $3.0 million at June 30, 2015 and March 31, 2015, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4: Pensions

During the three months ended June 30, 2015 and 2014, the Company contributed $1.3 million and $1.8 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended June 30,
	2015	2014
Service cost	$0.1	$0.1
Interest cost	3.0	3.3
Expected return on plan assets	(4.3)	(4.2)
Amortization of unrecognized net loss	1.8	1.4
Net periodic benefit cost	$0.6	$0.6

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2016 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,
	2015		2014
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.11	0.1	$10.21
Restricted stock - retention	0.3	$11.39	0.2	$14.94
Restricted stock - performance based	0.2	$11.39	0.2	$14.94

The following assumptions were used in determining fair value for stock options:

	Three months ended June 30,
	2015	2014
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.9%	2.1%
Expected volatility of the Company's stock	66.9%	76.1%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of June 30, 2015, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$2.8	3.2
Restricted stock - retention	6.9	3.0
Restricted stock - performance based	3.8	2.4
Total	$13.5	2.9

Note 6: Restructuring Activities

During the first quarter of fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility. The Company intends to transfer the facility’s current production to other existing Americas segment manufacturing facilities.  As a result of the planned closure, the Company recorded $1.8 million of restructuring expenses, primarily related to severance costs.  Also during the first quarter of fiscal 2016, the Company substantially completed the transfer of production from its McHenry, Illinois manufacturing facility, which it plans to close, to other existing Americas segment manufacturing facilities.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During fiscal 2015, the Company initiated a headcount reduction plan for its Brazil manufacturing facility within its Americas segment. The headcount reductions have been in response to the economic slowdown in Brazil and reflect the Company’s objective to maintain profitability in this business despite lower sales volume.

During fiscal 2013, the Company initiated restructuring activities within its Europe segment.  The restructuring activities have included exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The Company designed these activities to align the cost structure of the segment with its strategic focus on the commercial vehicle, off-highway, automotive component, and engine product markets, while improving gross margin and return on average capital employed.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2015	2014
Employee severance and related benefits	$1.9	$0.3
Other restructuring and repositioning expenses	0.7	0.5
Total	$2.6	$0.8

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2015	2014
Beginning balance	$9.9	$19.4
Additions	1.9	0.3
Payments	(2.4)	(1.9)
Effect of exchange rate changes	0.4	(0.1)
Ending balance	$9.8	$17.7

During the first quarter of fiscal 2016, the Company reclassified $4.6 million of property, plant and equipment related to a manufacturing facility in the Europe segment to assets held for sale.  At June 30, 2015 and March 31, 2015, assets held for sale of $8.5 million and $3.2 million, respectively, were included in other noncurrent assets and consisted of facilities that the Company is actively marketing for sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2015	2014
Equity in earnings of non-consolidated affiliate	$0.2	$0.2
Interest income	0.1	0.1
Foreign currency transactions	(0.3)	(0.5)
Total other expense - net	$-	$(0.2)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended June 30, 2015 and 2014, the Company’s effective income tax rate was 37.5 percent and 32.2 percent, respectively.

The most significant factors impacting changes in the effective tax rate for the three months ended June 30, 2015, as compared with the prior-year period, were increases in the valuation allowance relating to certain foreign jurisdictions for which no income tax benefit is recognized and changes in the mix of foreign and domestic earnings.   At June 30, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($43.6 million) and a valuation allowance against certain U.S. deferred tax assets ($5.8 million), as it is more likely than not that these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2015	2014
Net earnings attributable to Modine	$5.1	$13.7
Less: Undistributed earnings attributable to unvested shares	(0.1)	(0.2)
Net earnings available to Modine shareholders	$5.0	$13.5

Weighted-average shares outstanding - basic	47.3	47.0
Effect of dilutive securities	0.5	0.7
Weighted-average shares outstanding - diluted	47.8	47.7

Earnings per share:
Net earnings per share - basic	$0.11	$0.29
Net earnings per share - diluted	$0.11	$0.28

For the three months ended June 30, 2015 and 2014, the calculation of diluted earnings per share excluded 0.9 million and 0.6 million stock options, respectively, because they were anti-dilutive.

Note 10: Inventories

Inventories consisted of the following:

	June 30, 2015	March 31, 2015
Raw materials and work in process	$82.5	$80.7
Finished goods	32.6	27.0
Total inventories	$115.1	$107.7

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2015	March 31, 2015
Gross property, plant and equipment	$1,012.9	$994.8
Accumulated depreciation	(685.1)	(672.7)
Net property, plant and equipment	$327.8	$322.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	Total
Goodwill, March 31, 2015	$0.5	$15.7	$16.2
Effect of exchange rate changes	-	0.8	0.8
Goodwill, June 30, 2015	$0.5	$16.5	$17.0

Intangible assets consisted of the following:

	June 30, 2015			March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$9.5	$(6.2)	$3.3	$9.1	$(5.8)	$3.3
Acquired technology	5.7	(1.0)	4.7	5.6	(0.9)	4.7
Customer relationships	2.2	(0.3)	1.9	2.1	(0.2)	1.9
Total intangible assets	$17.4	$(7.5)	$9.9	$16.8	$(6.9)	$9.9

Amortization expense for both the three months ended June 30, 2015 and 2014 was $0.4 million.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$1.2
2017	1.7
2018	1.7
2019	1.5
2020	1.4
2021 & Beyond	2.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2015	2014
Beginning balance	$10.4	$14.0
Accruals for warranties issued	1.4	1.6
Accruals related to pre-existing warranties	0.8	0.6
Settlements	(1.5)	(2.4)
Effect of exchange rate changes	0.2	0.1
Ending balance	$11.3	$13.9

Note 14: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At June 30, 2015 and March 31, 2015, no borrowings were outstanding under the revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at June 30, 2015 and March 31, 2015 of $21.1 million and $18.6 million, respectively.  At June 30, 2015, the Company’s foreign unused lines of credit totaled $35.0 million.  In aggregate, the Company had total available lines of credit of $210.0 million at June 30, 2015.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of June 30, 2015.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2015 and March 31, 2015, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $135.0 million and $141.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 15: Contingencies and Litigation

Environmental: The United States Environmental Protection Agency has designated the Company as a potentially responsible party for remediation of three sites.  These sites are: Auburn Incinerator, Inc./Lake Calumet Cluster (Illinois), Cam-Or (Indiana) and a scrap metal site known as Chemetco (Illinois).  In addition, Modine is voluntarily participating in the care of an inactive landfill owned by the City of Trenton (Missouri).  These sites are not Company-owned; however, they allegedly contain materials attributable to Modine from past operations.  The percentage of material allegedly attributable to Modine is relatively low.  Remediation of these sites is in various stages of administrative or judicial proceedings and includes recovery of past governmental costs and the costs of future investigations and remedial actions.  The Company accrues for costs anticipated for the remedial settlement of the sites listed above if they are probable and can be reasonably determined.  Costs anticipated for the remedial settlement of the sites listed above that are not probable or cannot be reasonably determined at this time have not been accrued; however, the Company does not believe any potential costs would be material to the Company’s financial position due to its relatively small portion of contributed materials.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental investigation and remediation accruals for subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in its wholly-owned subsidiary in Brazil (“Modine Brazil”), along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $3.9 million and $3.8 million at June 30, 2015 and March 31, 2015, respectively.  As additional information becomes available, the Company will re-assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine Brazil, seeking remediation and certain other damages as a result of contamination allegedly attributable to the Company’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil antitrust investigation:  During the fourth quarter of fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years ago.  As of June 30, 2015 and March 31, 2015, $3.2 million (BRL 10.0 million) was accrued, representing the estimated amount that may be incurred in connection with the management and resolution of this matter.  Due to the ongoing nature of the investigation, the Company cannot provide assurance of the ultimate resolution of this matter at this time.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2015	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income before reclassification	8.7	-	8.7
Reclassification for amortization of unrecognized net loss (a)	-	1.8	1.8
Income taxes	-	(0.6)	(0.6)
Total other comprehensive income	8.7	1.2	9.9

Balance, June 30, 2015	$(32.0)	$(156.7)	$(188.7)

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2014	$27.3	$(131.2)	$(103.9)

Other comprehensive income before reclassification	1.5	-	1.5
Reclassification for amortization of unrecognized net loss (a)	-	1.4	1.4
Income taxes	-	(0.5)	(0.5)
Total other comprehensive income	1.5	0.9	2.4

Balance, June 30, 2014	$28.8	$(130.3)	$(101.5)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 17: Segment Information

Effective April 1, 2015, the Company combined its North America and South America segments into the Americas segment, with the objective of streamlining operations to gain synergies and improve its cost structure.  As a result, the Company recast the prior period segment financial information to conform to the current period presentation.  There was no impact to the Company’s consolidated financial statements as a result.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
Net sales:	2015	2014
Americas	$159.1	$176.8
Europe	131.2	158.6
Asia	19.3	20.8
Building HVAC	41.3	40.7
Segment total	350.9	396.9
Corporate and eliminations	(4.8)	(4.4)
Net sales	$346.1	$392.5

	Three months ended June 30,
	2015		2014
Gross profit:	$'s	% of sales	$'s	% of sales
Americas	$26.7	16.8%	$31.6	17.9%
Europe	15.1	11.5%	22.2	14.0%
Asia	3.5	18.1%	3.6	17.2%
Building HVAC	11.4	27.7%	9.9	24.3%
Segment total	56.7	16.2%	67.3	17.0%
Corporate and eliminations	0.3	-	0.4	-
Gross profit	$57.0	16.5%	$67.7	17.2%

	Three months ended June 30,
Operating income:	2015	2014
Americas	$9.3	$15.9
Europe	5.7	10.4
Asia	0.4	0.9
Building HVAC	2.1	3.2
Segment total	17.5	30.4
Corporate and eliminations	(5.9)	(6.3)
Operating income	$11.6	$24.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	June 30, 2015	March 31, 2015
Total assets:
Americas	$271.6	$277.9
Europe	301.9	283.1
Asia	89.9	92.4
Building HVAC	149.2	131.4
Corporate and eliminations	135.5	146.8
Total assets	$948.1	$931.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2015 was the first quarter of fiscal 2016.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2016 decreased $46.4 million, or 12 percent, from the first quarter of fiscal 2015, primarily due to a $40.2 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar and lower sales volume to off-highway customers, partially offset by higher sales volume to automotive customers.  Gross profit decreased $10.7 million, primarily due to the unfavorable impact of foreign currency exchange rate changes, including the impact on material costs in Europe and Brazil.  Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal 2016 remained consistent with the prior year.  During the first quarter of fiscal 2016, our net earnings were $5.5 million, compared with net earnings of $14.1 million in the first quarter of the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the first quarter of fiscal 2016 and 2015:

	Three months ended June 30,
	2015		2014
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$346.1	100.0%	$392.5	100.0%
Cost of sales	289.1	83.5%	324.8	82.8%
Gross profit	57.0	16.5%	67.7	17.2%
Selling, general and administrative expenses	42.8	12.4%	42.8	10.9%
Restructuring expenses	2.6	0.7%	0.8	0.2%
Operating income	11.6	3.4%	24.1	6.1%
Interest expense	(2.8)	-0.8%	(3.1)	-0.8%
Other expense – net	-	-	(0.2)	-
Earnings before income taxes	8.8	2.6%	20.8	5.3%
Provision for income taxes	(3.3)	-1.0%	(6.7)	-1.7%
Net earnings	$5.5	1.6%	$14.1	3.6%

First quarter net sales of $346.1 million were $46.4 million, or 12 percent, lower than the first quarter of the prior year, primarily due to lower sales in Europe, where sales volume increases were more than offset by a $31.3 million unfavorable impact of foreign currency exchange rate changes, and lower sales in the Americas segment.

First quarter gross profit decreased $10.7 million and gross margin declined 70 basis points to 16.5 percent, primarily due to a $4.7 million unfavorable impact of foreign currency exchange rate changes and higher material costs.

SG&A expenses remained consistent at $42.8 million, as a $3.6 million favorable impact of foreign currency exchange rate changes was offset by the absence of a $2.6 million recovery from business interruption insurance, recognized within the Building HVAC segment during the first quarter of fiscal 2015, and higher compensation-related expenses.

Restructuring expenses increased $1.8 million, primarily due to severance expenses incurred as a result of the planned closure of our Washington, Iowa manufacturing facility, within the Americas segment, which we announced during the first quarter of fiscal 2016.

Operating income of $11.6 million in the first quarter of fiscal 2016 decreased $12.5 million from $24.1 million in the first quarter of fiscal 2015, primarily due to lower gross profit and higher restructuring expenses.

Interest expense in the first quarter of fiscal 2016 decreased $0.3 million, or 10 percent, compared with the first quarter of the prior year, primarily due to lower outstanding short-term debt.

The provision for income taxes was $3.3 million and $6.7 million in the first quarter of fiscal 2016 and 2015, respectively.  The $3.4 million decrease was primarily related to the decrease in earnings before income taxes.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2015, we combined our North America and South America segments into the Americas segment, with the objective of streamlining operations to gain synergies and improve our cost structure.  As a result, we recast the prior period segment financial information to conform to the current period presentation.

The following is a discussion of our segment results of operations for the first quarter of fiscal 2016 and 2015:

Americas
	Three months ended June 30,
	2015		2014
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$159.1	100.0%	$176.8	100.0%
Cost of sales	132.4	83.2%	145.2	82.1%
Gross profit	26.7	16.8%	31.6	17.9%
Selling, general and administrative expenses	14.7	9.3%	15.2	8.6%
Restructuring expenses	2.7	1.7%	0.5	0.3%
Operating income	$9.3	5.8%	$15.9	9.0%

Americas net sales decreased $17.7 million, or 10 percent, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016.  Sales were lower in both North America and Brazil, including a $6.1 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $8.5 million, primarily due to lower sales volume to off-highway and commercial vehicle customers, partially offset by higher sales volume to automotive customers.  Sales volume to both original equipment manufacturer and aftermarket customers in Brazil also declined during the first quarter of fiscal 2016, as economic conditions in Brazil remained weak.  Gross profit decreased $4.9 million and gross margin declined 110 basis points to 16.8 percent, primarily due to lower sales volume, higher material costs, and a $0.5 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $0.5 million, primarily due to a $0.8 million favorable impact of foreign currency exchange rate changes, partially offset by higher compensation-related expenses.  During the first quarter of fiscal 2016, we announced a plan to close our Washington, Iowa manufacturing facility and intend to transfer its production to other Americas segment manufacturing facilities.  Also, during the first quarter of fiscal 2016, we substantially completed our plant consolidation activities related to the planned closure of our McHenry, Illinois manufacturing facility.  Restructuring expenses in the first quarter of fiscal 2016 of $2.7 million consisted primarily of severance-related expenses related to restructuring activities in North America and Brazil and equipment transfer costs related to the planned closures of two manufacturing facilities in North America. Operating income decreased $6.6 million to $9.3 million during the first quarter of fiscal 2016, primarily due to lower gross profit and higher restructuring expenses.

Europe
	Three months ended June 30,
	2015		2014
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$131.2	100.0%	$158.6	100.0%
Cost of sales	116.1	88.5%	136.4	86.0%
Gross profit	15.1	11.5%	22.2	14.0%
Selling, general and administrative expenses	9.5	7.3%	11.5	7.3%
Restructuring (income) expenses	(0.1)	-0.1%	0.3	0.1%
Operating income	$5.7	4.3%	$10.4	6.6%

Europe net sales decreased $27.4 million, or 17 percent, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, primarily due to a $31.3 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to automotive and commercial vehicle customers.  Gross profit decreased $7.1 million and gross margin declined 250 basis points to 11.5 percent, primarily due to a $3.6 million unfavorable impact of foreign currency exchange rate changes and higher material costs.  SG&A expenses decreased $2.0 million, primarily due to a $2.3 million favorable impact of foreign currency exchange rate changes, partially offset by higher compensation-related expenses.  Operating income decreased $4.7 million to $5.7 million during the first quarter of fiscal 2016, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Asia
	Three months ended June 30,
	2015		2014
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$19.3	100.0%	$20.8	100.0%
Cost of sales	15.8	81.9%	17.2	82.8%
Gross profit	3.5	18.1%	3.6	17.2%
Selling, general and administrative expenses	3.1	16.2%	2.7	13.0%
Operating income	$0.4	1.9%	$0.9	4.2%

Asia net sales decreased $1.5 million, or 7 percent, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, primarily due to lower sales volume to off-highway customers in China, lower tooling sales, and a $0.8 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and increased overall sales in India.  Gross margin increased 90 basis points, primarily due to favorable sales mix.  SG&A expenses increased $0.4 million, primarily due to higher compensation-related expenses.  Operating income decreased $0.5 million to $0.4 million during the first quarter of fiscal 2016, primarily due to higher SG&A expenses.

Building HVAC
	Three months ended June 30,
	2015		2014
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$41.3	100.0%	$40.7	100.0%
Cost of sales	29.9	72.3%	30.8	75.7%
Gross profit	11.4	27.7%	9.9	24.3%
Selling, general and administrative expenses	9.3	22.5%	6.7	16.3%
Operating income	$2.1	5.2%	$3.2	8.0%

Building HVAC net sales increased $0.6 million, or 1 percent, from the first quarter of fiscal 2015 to the first quarter of fiscal 2016, primarily due to increased cooling product sales to the school market in North America, partially offset by a $2.0 million unfavorable impact of foreign currency exchange rate changes.   Gross margin improved 340 basis points to 27.7 percent, primarily due to higher sales volume and lower material costs, partially offset by a $0.4 million unfavorable impact of foreign currency exchange rate changes.   SG&A expenses increased $2.6 million, primarily due to the absence of a $2.6 million recovery from business interruption insurance associated with the Airedale fire, which we recognized during the first quarter of fiscal 2015.  Operating income decreased $1.1 million to $2.1 million during the first quarter of fiscal 2016, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at June 30, 2015 of $60.7 million, and an available borrowing capacity of $210.0 million under lines of credit provided by banks in the United States and abroad.  Due to the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at June 30, 2015 included $16.7 million of advances from our insurance provider that will be spent for recovery and reconstruction costs. Given our extensive international operations, significant amounts of our cash and cash equivalents are held by our non-U.S. subsidiaries. We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash used for operating activities for the three months ended June 30, 2015 was $0.1 million, which was a $2.6 million decrease from the prior year.  This decrease in operating cash flow was primarily due to lower gross profit in the current year, partially offset by favorable net changes in working capital.  Capital expenditures of $16.0 million during the first three months of fiscal 2016 increased $3.6 million compared with the same period in fiscal 2015, primarily due to new product launches.

We expect our insurance provider will reimburse us for substantially all losses and expenses directly related to the fire at our Airedale manufacturing facility, including substantially all costs to reconstruct the facility.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of June 30, 2015 and expect to remain in compliance through the remainder of fiscal 2016 and beyond.

Pension Obligations

In May 2015, we approved a program to offer a voluntary, lump-sum pension payout to certain eligible former employees who participate in our U.S. pension plan.  If the participant elects the lump-sum payout, it would effectively settle our pension obligation with that participant, thereby eliminating the risk of future changes in our pension obligation for that participant.  As a result of this program, we expect to record a settlement loss of approximately $20-30 million in the second quarter of fiscal 2016, based on estimated participation rates and actuarial assumptions.  This settlement loss would represent the accelerated recognition of unamortized actuarial losses associated with our pension liabilities.  The lump-sum settlements will be paid from plan assets and will not impact our operating cash flow.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.  Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

●	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China, Western Europe, Russia and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

●	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

●	Our ability to successfully manage commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

●	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

●	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of some remaining economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

●	Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

●	Our ability to effectively and efficiently complete the restructuring activities in our Americas and Europe segments and realize expected cost reductions and increased competitiveness and profitability as a result;

●	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

●	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

●	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

●	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

●	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to continue to meet customer demands at temporary locations, to timely realize and effectively deploy insurance proceeds to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption, and to complete and relocate to the new facility in an efficient and timely manner;

●	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

●	Costs and other effects of the remediation of environmental contamination;

●	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

●	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Strategic Risks:

●	Our ability to identify and implement appropriate growth and diversification strategies that position us for long-term success.

Financial Risks:

●	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

●	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

●	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.  The Company’s market risks have not materially changed since the fiscal 2015 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2016, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	________		_______	_______	_______

May 1 – May 31, 2015	________		________	_______	_______

June 1 – June 30, 2015	71,309	(1)	$11.34	_______	_______

Total	71,309	(1)	$11.34	_______	_______

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock-based compensation awards. These shares are held as treasury shares.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Fiscal 2016 Modine Performance Stock Award Agreement		X

10.2	Form of Fiscal 2016 Modine Incentive Stock Options Award Agreement		X

10.3	Form of Fiscal 2016 Modine Restricted Stock Award Agreement		X

10.4	Form of Fiscal 2016 Modine Non-Qualified Stock Option Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: July 31, 2015

*	Executing as both the principal financial officer and a duly authorized officer of the Company