Form 10-Q
period 2015-09-30
MODINE MANUFACTURING CO
filed 2015-10-30
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes ☒ No ☐

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 48,160,284 at October 23, 2015.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2015 and 2014
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net sales	$334.0	$377.3	$680.1	$769.8
Cost of sales	288.3	320.6	577.4	645.4
Gross profit	45.7	56.7	102.7	124.4
Selling, general and administrative expenses	76.8	47.8	119.6	90.6
Restructuring expenses	1.0	1.0	3.6	1.8
Operating (loss) income	(32.1)	7.9	(20.5)	32.0
Interest expense	(2.7)	(3.0)	(5.5)	(6.1)
Other (expense) income – net	(0.1)	0.5	(0.1)	0.3
(Loss) earnings before income taxes	(34.9)	5.4	(26.1)	26.2
Benefit (provision) for income taxes	12.4	(3.4)	9.1	(10.1)
Net (loss) earnings	(22.5)	2.0	(17.0)	16.1
Net earnings attributable to noncontrolling interest	-	(0.3)	(0.4)	(0.7)
Net (loss) earnings attributable to Modine	$(22.5)	$1.7	$(17.4)	$15.4

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.47)	$0.04	$(0.37)	$0.32
Diluted	$(0.47)	$0.04	$(0.37)	$0.32

Weighted-average shares outstanding:
Basic	47.4	47.2	47.4	47.1
Diluted	47.4	47.7	47.4	47.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2015 and 2014
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net (loss) earnings	$(22.5)	$2.0	$(17.0)	$16.1
Other comprehensive income (loss):
Foreign currency translation	(8.6)	(24.5)	0.1	(22.8)
Defined benefit plans, net of income taxes of $12.0, $0.4, $12.6 and $0.9	19.2	0.9	20.4	1.8
Total other comprehensive income (loss)	10.6	(23.6)	20.5	(21.0)

Comprehensive income (loss)	(11.9)	(21.6)	3.5	(4.9)
Comprehensive loss (income) attributable to noncontrolling interest	0.3	(0.1)	(0.1)	(0.7)
Comprehensive income (loss) attributable to Modine	$(11.6)	$(21.7)	$3.4	$(5.6)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and March 31, 2015
(In millions, except per share amounts)
(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$64.9	$70.5
Trade accounts receivable – net	184.9	192.9
Inventories	113.1	107.7
Deferred income taxes	12.0	13.4
Other current assets	84.2	79.7
Total current assets	459.1	464.2
Property, plant and equipment – net	329.7	322.1
Intangible assets – net	9.2	9.9
Goodwill	16.5	16.2
Deferred income taxes	106.6	102.7
Other noncurrent assets	21.2	16.5
Total assets	$942.3	$931.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$20.1	$18.6
Long-term debt – current portion	0.5	0.5
Accounts payable	149.5	152.0
Accrued compensation and employee benefits	48.4	56.7
Other current liabilities	91.7	83.4
Total current liabilities	310.2	311.2
Long-term debt	130.1	129.6
Deferred income taxes	3.7	3.4
Pensions	116.1	110.4
Other noncurrent liabilities	16.6	16.4
Total liabilities	576.7	571.0
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 49.0 million and 48.6 million shares	30.6	30.4
Additional paid-in capital	183.7	180.6
Retained earnings	342.4	359.8
Accumulated other comprehensive loss	(177.8)	(198.6)
Treasury stock, at cost, 0.8 million and 0.7 million shares	(17.1)	(16.2)
Total Modine shareholders' equity	361.8	356.0
Noncontrolling interest	3.8	4.6
Total equity	365.6	360.6
Total liabilities and equity	$942.3	$931.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2015 and 2014
(In millions)
(Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(17.0)	$16.1
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	24.7	26.5
Insurance proceeds from Airedale fire	1.9	7.3
Pension and postretirement expense	40.4	1.2
Deferred income taxes	(14.7)	2.8
Other – net	3.3	3.8
Changes in operating assets and liabilities:
Trade accounts receivable	8.6	3.4
Inventories	(6.8)	(14.6)
Accounts payable	(3.5)	(6.6)
Other assets and liabilities	(7.1)	(16.3)
Net cash provided by operating activities	29.8	23.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(30.2)	(29.2)
Insurance proceeds from Airedale fire	21.0	-
Costs to replace building and equipment damaged in Airedale fire	(28.1)	(3.1)
Other – net	0.3	(0.1)
Net cash used for investing activities	(37.0)	(32.4)

Cash flows from financing activities:
Borrowings of debt	15.9	21.5
Repayments of debt	(13.6)	(26.0)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.6)	0.2
Net cash provided by (used for) financing activities	0.8	(4.3)

Effect of exchange rate changes on cash	0.8	(2.8)
Net decrease in cash and cash equivalents	(5.6)	(15.9)

Cash and cash equivalents – beginning of period	70.5	87.2
Cash and cash equivalents – end of period	$64.9	$71.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2015.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2015.

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

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment.  There were no injuries caused by the fire.  The Rawdon facility, which is leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities and is in the process of rebuilding the leased facility.  The Company expects to complete reconstruction and return its operations to the Rawdon site in the second half of fiscal 2016.

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  As such, the Company records losses and costs in the same statement of operations line as the related insurance recovery.  During the first quarter of fiscal 2015, the Company recorded $2.6 million of recoveries from business interruption insurance related to fiscal 2014 lost profits within selling, general and administrative (“SG&A”) expenses.  Since the date of the fire, the Company has received cumulative cash proceeds of $85.6 million from its insurance provider for covered losses.

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through September 30, 2015, the Company has capitalized reconstruction costs of $44.6 million, and has recorded this asset on the consolidated balance sheet within other current assets.  As of September 30, 2015, the Company recorded a liability for both the estimated reconstruction costs of $48.8 million and an advance from its insurance provider of $2.8 million within other current liabilities.  As of March 31, 2015, the other current liability to rebuild the facility was $48.0 million and the receivable from the Company’s insurance provider was $18.0 million.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.0 million at both September 30, 2015 and March 31, 2015.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4: Pensions

During the three months ended September 30, 2015 and 2014, the Company contributed $1.5 million and $2.0 million, respectively, to its U.S. pension plans.  During the six months ended September 30, 2015 and 2014, the Company contributed $2.8 million and $3.8 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	3.1	3.2	6.1	6.5
Expected return on plan assets	(4.4)	(4.2)	(8.7)	(8.4)
Amortization of unrecognized net loss	1.8	1.4	3.6	2.8
Settlements (a)	39.2	-	39.2	-
Net periodic benefit cost	$39.9	$0.6	$40.5	$1.2

(a)	During September 2015, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company completed a voluntary lump-sum payout program offered to certain eligible former employees. Approximately 2,000 participants accepted the lump-sum settlement offer, and a total of $60.8 million was paid from pension plan assets, which reduced the Company’s pension obligation by the same amount. In connection with this settlement, the Company remeasured the assets and liabilities of its U.S. pension plans using a discount rate of 4.4 percent. The remeasurement resulted in a $4.1 million increase in the plans’ underfunded status and a $39.2 million non-cash charge in the second quarter of fiscal 2016, related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss. The Company recorded $30.9 million and $8.3 million of the settlement loss to SG&A expenses and cost of sales, respectively, within the consolidated statement of operations.

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

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $1.9 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively.  The Company recognized stock-based compensation cost of $3.0 million and $2.7 million for the six months ended September 30, 2015 and 2014, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2016 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

The fair value of stock-based compensation awards granted during the six months ended September 30, 2015 and 2014 were as follows:

	Six months ended September 30,
	2015		2014
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.11	0.1	$10.21
Restricted stock - retention	0.3	$11.39	0.2	$14.94
Restricted stock - performance based	0.2	$11.39	0.2	$14.94
Unrestricted stock	0.1	$10.45	0.1	$14.83

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2015	2014
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.9%	2.1%
Expected volatility of the Company's stock	66.9%	76.1%
Expected dividend yield on the Company's stock	0.0%	0.0%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

As of September 30, 2015, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$2.5	2.9
Restricted stock - retention	6.2	2.8
Restricted stock - performance based	3.1	2.2
Total	$11.8	2.7

Note 6: Restructuring Activities

During fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility, and began transferring the facility’s production to other existing Americas segment manufacturing facilities.  Also during fiscal 2016, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility to other existing Americas segment manufacturing facilities.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

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

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Employee severance and related benefits	$(0.2)	$0.1	$1.7	$0.4
Other restructuring and repositioning expenses	1.2	0.9	1.9	1.4
Total	$1.0	$1.0	$3.6	$1.8

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2015	2014
Beginning balance	$9.8	$17.7
Additions and adjustments	(0.2)	0.1
Payments	(1.8)	(0.6)
Effect of exchange rate changes	-	(1.2)
Ending balance	$7.8	$16.0

	Six months ended September 30,
	2015	2014
Beginning balance	$9.9	$19.4
Additions and adjustments	1.7	0.4
Payments	(4.2)	(2.5)
Effect of exchange rate changes	0.4	(1.3)
Ending balance	$7.8	$16.0

During the first quarter of fiscal 2016, the Company reclassified property, plant, and equipment related to a manufacturing facility in the Europe segment to assets held for sale.  At September 30, 2015 and March 31, 2015, assets held for sale of $8.5 million and $3.2 million, respectively, were included in other noncurrent assets and consisted of facilities that the Company is actively marketing for sale.

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Equity in (losses) earnings of non-consolidated affiliate	$(0.1)	$0.2	$0.1	$0.4
Interest income	0.1	0.2	0.2	0.3
Foreign currency transactions	(0.1)	0.1	(0.4)	(0.4)
Total other (expense) income - net	$(0.1)	$0.5	$(0.1)	$0.3

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended September 30, 2015 and 2014, the Company’s effective income tax rate was 35.5 percent and 63.0 percent, respectively.  For the six months ended September 30, 2015 and 2014, the Company’s effective income tax rate was 34.9 percent and 38.5 percent, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The most significant factors impacting the effective tax rate for the three and six months ended September 30, 2015, as compared with the prior-year periods, were changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  At September 30, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($44.1 million) and a valuation allowance against certain U.S. deferred tax assets ($5.8 million), as it is more likely than not these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  It is possible that in late fiscal 2016 or in fiscal 2017, the Company may release a portion of its existing valuation allowance in a foreign jurisdiction (approximately $3.0 million) if it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company considered the $39.2 million pension settlement loss (see Note 4 for additional information) to be significant and infrequent; therefore, it recorded a $15.2 million tax benefit from this loss discretely in the second quarter of fiscal 2016.  Additionally, the Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014
Net (loss) earnings attributable to Modine	$(22.5)	$1.7	$(17.4)	$15.4
Less: Undistributed earnings attributable to unvested shares	-	-	-	(0.2)
Net (loss) earnings available to Modine shareholders	$(22.5)	$1.7	$(17.4)	$15.2

Weighted-average shares outstanding - basic	47.4	47.2	47.4	47.1
Effect of dilutive securities	-	0.5	-	0.6
Weighted-average shares outstanding - diluted	47.4	47.7	47.4	47.7

Earnings per share:
Net (loss) earnings per share - basic	$(0.47)	$0.04	$(0.37)	$0.32
Net (loss) earnings per share - diluted	$(0.47)	$0.04	$(0.37)	$0.32

For both the three and six months ended September 30, 2015, the calculation of diluted earnings per share excluded 0.9 million stock options because they were anti-dilutive.  For both the three and six months ended September 30, 2014, the calculation of diluted earnings per share excluded 0.7 million stock options because they were anti-dilutive.  For both the three and six months ended September 30, 2015, the total number of potential dilutive securities was 0.4 million.  However, these securities were not included in the respective computations of diluted net loss per share since to do so would decrease the loss per share.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 10: Inventories

Inventories consisted of the following:

	September 30, 2015	March 31, 2015
Raw materials and work in process	$81.6	$80.7
Finished goods	31.5	27.0
Total inventories	$113.1	$107.7

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2015	March 31, 2015
Gross property, plant and equipment	$1,018.1	$994.8
Accumulated depreciation	(688.4)	(672.7)
Net property, plant and equipment	$329.7	$322.1

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	Total
Goodwill, March 31, 2015	$0.5	$15.7	$16.2
Effect of exchange rate changes	-	0.3	0.3
Goodwill, September 30, 2015	$0.5	$16.0	$16.5

Intangible assets consisted of the following:

	September 30, 2015			March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$9.2	$(6.2)	$3.0	$9.1	$(5.8)	$3.3
Acquired technology	5.6	(1.2)	4.4	5.6	(0.9)	4.7
Customer relationships	2.1	(0.3)	1.8	2.1	(0.2)	1.9
Total intangible assets	$16.9	$(7.7)	$9.2	$16.8	$(6.9)	$9.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Amortization expense for both the three months ended September 30, 2015 and 2014 was $0.4 million.  Amortization expense for both the six months ended September 30, 2015 and 2014 was $0.8 million.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$0.8
2017	1.6
2018	1.6
2019	1.5
2020	1.4
2021 & Beyond	2.3

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2015	2014
Beginning balance	$11.3	$13.9
Accruals for warranties issued	1.2	1.6
(Reversals) accruals related to pre-existing warranties	(0.7)	0.7
Settlements	(1.7)	(2.4)
Effect of exchange rate changes	(0.1)	(0.8)
Ending balance	$10.0	$13.0

	Six months ended September 30,
	2015	2014
Beginning balance	$10.4	$14.0
Accruals for warranties issued	2.6	3.2
Accruals related to pre-existing warranties	0.1	1.3
Settlements	(3.2)	(4.8)
Effect of exchange rate changes	0.1	(0.7)
Ending balance	$10.0	$13.0

Note 14: Indebtedness

The Company’s long-term debt includes $125.0 million of 6.8 percent Senior Notes.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At September 30, 2015 and March 31, 2015, no borrowings were outstanding under the revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at September 30, 2015 and March 31, 2015 of $20.1 million and $18.6 million, respectively.  At September 30, 2015, the Company’s foreign unused lines of credit totaled $36.0 million.  In aggregate, the Company had total available lines of credit of $211.0 million at September 30, 2015.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. The Company was in compliance with its debt covenants as of September 30, 2015.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2015 and March 31, 2015, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $133.0 million and $141.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

The Company has recorded environmental investigation and remediation accruals for subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in its wholly-owned subsidiary in Brazil (“Modine Brazil”), along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $3.9 million and $3.8 million at September 30, 2015 and March 31, 2015, respectively.  As additional information becomes available, the Company will re-assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine Brazil, seeking remediation and certain other damages as a result of contamination allegedly attributable to the Company’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil antitrust investigation:  During the fourth quarter of fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years ago.  As of September 30, 2015 and March 31, 2015, we accrued $2.5 million and $3.2 million (BRL 10.0 million at each date), respectively, representing the estimated amount that may be incurred in connection with the management and resolution of this matter.  Due to the ongoing nature of this matter, the Company cannot provide assurance of its ultimate resolution at this time.

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

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2015			Six months ended September 30, 2015
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(32.0)	$(156.7)	$(188.7)	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income (loss) before reclassifications	(8.3)	(9.7)	(18.0)	0.4	(9.7)	(9.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	41.0	41.0	-	42.8	42.8
Amortization of unrecognized prior service credit (a)	-	(0.1)	(0.1)	-	(0.1)	(0.1)
Income taxes	-	(12.0)	(12.0)	-	(12.6)	(12.6)
Total other comprehensive income (loss)	(8.3)	19.2	10.9	0.4	20.4	20.8

Ending balance	$(40.3)	$(137.5)	$(177.8)	$(40.3)	$(137.5)	$(177.8)

	Three months ended September 30, 2014			Six months ended September 30, 2014
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$28.8	$(130.3)	$(101.5)	$27.3	$(131.2)	$(103.9)

Other comprehensive income (loss) before reclassification	(24.3)	-	(24.3)	(22.8)	-	(22.8)
Reclassification for amortization of unrecognized net loss (a)	-	1.3	1.3	-	2.7	2.7
Income taxes	-	(0.4)	(0.4)	-	(0.9)	(0.9)
Total other comprehensive income (loss)	(24.3)	0.9	(23.4)	(22.8)	1.8	(21.0)

Ending balance	$4.5	$(129.4)	$(124.9)	$4.5	$(129.4)	$(124.9)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

Note 17: Segment Information

Effective April 1, 2015, the Company combined its North America and South America segments into the Americas segment to streamline operations, gain synergies and improve its cost structure.  As a result, the Company recast the prior period segment financial information to conform to the current period presentation.  There was no impact to the Company’s consolidated financial statements as a result.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,		Six months ended September 30,
Net sales:	2015	2014	2015	2014
Americas	$144.2	$170.8	$303.3	$347.6
Europe	127.7	146.4	258.9	305.0
Asia	18.1	19.0	37.4	39.8
Building HVAC	48.8	45.5	90.1	86.2
Segment total	338.8	381.7	689.7	778.6
Corporate and eliminations	(4.8)	(4.4)	(9.6)	(8.8)
Net sales	$334.0	$377.3	$680.1	$769.8

	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$23.4	16.3%	$24.5	14.4%	$50.1	16.5%	$56.1	16.1%
Europe	14.7	11.5%	16.7	11.4%	29.8	11.5%	38.9	12.8%
Asia	2.1	11.8%	2.1	11.1%	5.6	15.1%	5.7	14.3%
Building HVAC	14.6	29.9%	13.2	29.2%	26.0	28.9%	23.1	26.9%
Segment total	54.8	16.2%	56.5	14.8%	111.5	16.2%	123.8	15.9%
Corporate and eliminations (a)	(9.1)	-	0.2	-	(8.8)	-	0.6	-
Gross profit	$45.7	13.7%	$56.7	15.0%	$102.7	15.1%	$124.4	16.2%

	Three months ended September 30,		Six months ended September 30,
Operating income:	2015	2014	2015	2014
Americas	$7.8	$8.2	$17.1	$24.1
Europe	5.0	4.6	10.7	15.0
Asia	(1.2)	(0.7)	(0.8)	0.2
Building HVAC	3.9	3.2	6.0	6.4
Segment total	15.5	15.3	33.0	45.7
Corporate and eliminations (a)	(47.6)	(7.4)	(53.5)	(13.7)
Operating (loss) income	$(32.1)	$7.9	$(20.5)	$32.0

	September 30, 2015	March 31, 2015
Total assets:
Americas	$256.8	$277.9
Europe	304.5	283.1
Asia	86.1	92.4
Building HVAC	150.8	131.4
Corporate and eliminations	144.1	146.8
Total assets	$942.3	$931.6

(a)	During the second quarter of fiscal 2016, the Company recorded a pension settlement loss of $39.2 million at Corporate, within SG&A expenses ($30.9 million) and cost of sales ($8.3 million). See Note 4 for additional information.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2015 was the second quarter of fiscal 2016.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2016 decreased $43.3 million, or 11 percent, from the second quarter of fiscal 2015, primarily due to a $34.7 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar and lower sales volume to off-highway customers, partially offset by higher sales volume to automotive and building heating, ventilating and air conditioning (“HVAC”) customers.  During September 2015, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans (see Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).  As a result of this program, we recorded a $39.2 million non-cash pension settlement loss in the second quarter of fiscal 2016, which we recorded to cost of sales ($8.3 million) and selling, general and administrative (“SG&A”) expenses ($30.9 million).  Our net loss during the second quarter of fiscal 2016 was $22.5 million, compared with $2.0 million of net earnings in the prior year, primarily due to the pension settlement loss of $24.0 million, net of income taxes.  In addition, during October 2015, we announced our new Strengthen, Diversify & Grow strategic transformation framework, which we expect to guide us for the foreseeable future.  Our Board of Directors also authorized a new $50 million share repurchase program.

Year-to-Date Highlights:  Net sales in the first six months of fiscal 2016 decreased $89.7 million, or 12 percent, from the same period last year, primarily due to a $74.9 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar and lower sales volume to off-highway customers, partially offset by higher sales volume to automotive and building HVAC customers.  Gross profit decreased compared with the prior year, primarily due to the pension settlement loss, which is described above, an unfavorable impact of foreign currency exchange rate changes and lower sales volume.  SG&A expenses increased compared with the prior year, primarily due to the pension settlement loss.  The $17.0 million net loss in the first half of fiscal 2016 represents a $33.1 million decrease from net income of $16.1 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2015 and 2014:

	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$334.0	100.0%	$377.3	100.0%	$680.1	100.0%	$769.8	100.0%
Cost of sales	288.3	86.3%	320.6	85.0%	577.4	84.9%	645.4	83.8%
Gross profit	45.7	13.7%	56.7	15.0%	102.7	15.1%	124.4	16.2%
Selling, general and administrative expenses	76.8	23.0%	47.8	12.7%	119.6	17.6%	90.6	11.8%
Restructuring expenses	1.0	0.3%	1.0	0.2%	3.6	0.5%	1.8	0.2%
Operating (loss) income	(32.1)	-9.6%	7.9	2.1%	(20.5)	-3.0%	32.0	4.2%
Interest expense	(2.7)	-0.8%	(3.0)	-0.8%	(5.5)	-0.8%	(6.1)	-0.8%
Other (expense) income – net	(0.1)	-	0.5	0.1%	(0.1)	-	0.3	-
(Loss) earnings before income taxes	(34.9)	-10.4%	5.4	1.4%	(26.1)	-3.8%	26.2	3.4%
Benefit (provision) for income taxes	12.4	3.7%	(3.4)	-0.9%	9.1	1.3%	(10.1)	-1.3%
Net (loss) earnings	$(22.5)	-6.7%	$2.0	0.5%	$(17.0)	-2.5%	$16.1	2.1%

Comparison of Three Months Ended September 30, 2015 and 2014

Second quarter net sales of $334.0 million were $43.3 million, or 11 percent, lower than the second quarter of the prior year, primarily due to lower sales in our Europe segment, where sales volume increases were more than offset by a $24.1 million unfavorable impact of foreign currency exchange rate changes, and lower sales in the Americas segment.

Second quarter gross profit decreased $11.0 million and gross margin declined 130 basis points to 13.7 percent.  These decreases were primarily due to an $8.3 million pension settlement loss and $1.3 million of procurement consulting expenses in the current year, partially offset by lower material costs and improved production efficiencies in the Americas segment.  In addition, gross profit was negatively impacted by a $4.2 million unfavorable impact of foreign currency exchange rate changes.

SG&A expenses increased $29.0 million from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, primarily due to a $30.9 million pension settlement loss and higher compensation-related expenses in the current year, partially offset by a $3.1 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $1.0 million in the second quarter of fiscal 2016 were consistent with the prior year and primarily consisted of equipment transfer costs related to plant consolidation activities in the Americas segment.

The operating loss of $32.1 million in the second quarter of fiscal 2016 represents a $40.0 million decrease from $7.9 million of operating income in the second quarter of fiscal 2015.  This decrease was primarily due to the $39.2 million pension settlement loss in fiscal 2016.

Interest expense in the second quarter of fiscal 2016 decreased $0.3 million, or 10 percent, compared with the second quarter of the prior year, primarily due to lower outstanding short-term debt.

The benefit for income taxes was $12.4 million in the second quarter of fiscal 2016, compared with a provision for income taxes of $3.4 million in the second quarter of fiscal 2015.  The $15.8 million change was primarily due to a $15.2 million income tax benefit related to the pension settlement loss in the second quarter of fiscal 2016.

Comparison of Six Months Ended September 30, 2015 and 2014

Fiscal 2016 year-to-date net sales of $680.1 million were $89.7 million, or 12 percent, lower than the same period last year, primarily due to lower sales in our Europe segment, where sales volume increases were more than offset by a $55.4 million unfavorable impact of foreign currency exchange rate changes, and lower sales in the Americas segment.

Fiscal 2016 year-to-date gross profit of $102.7 million decreased $21.7 million from the same period last year and gross margin declined 110 basis points to 15.1 percent.  These decreases were primarily due to an $8.3 million pension settlement loss in the current year and lower sales volume in the Americas segment.  In addition, gross profit was negatively impacted by an $8.9 million unfavorable impact of foreign currency exchange rate changes.

Fiscal 2016 year-to-date SG&A expenses increased $29.0 million from the same period last year.  The increase was primarily due to a $30.9 million pension settlement loss in the current year, the absence of a $2.6 million recovery from business interruption insurance recognized within the Building HVAC segment during the prior year, and higher compensation-related expenses, partially offset by a $6.7 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses increased $1.8 million in the first half of fiscal 2016, primarily due to severance expenses and equipment transfer costs related to plant consolidation activities in the Americas segment.

The operating loss of $20.5 million during the first six months of fiscal 2016 represents a $52.5 million decline from $32.0 million of operating income in the same period last year, primarily due to the $39.2 million pension settlement loss in the current year and lower gross profit.

Fiscal 2016 year-to-date interest expense decreased $0.6 million, or 10 percent, from the same period last year, primarily due to lower outstanding short-term debt.

The benefit for income taxes was $9.1 million during the first six months of fiscal 2016, compared with a provision for income taxes of $10.1 million in the prior year.  The $19.2 million change was primarily due to a $15.2 million income tax benefit related to the pension settlement loss in the current year and a decrease in operating earnings.  We believe it is possible that approximately $3.0 million of the valuation allowance against our deferred tax assets in a foreign jurisdiction could be released in late fiscal 2016 or in fiscal 2017.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2015, we combined our North America and South America segments into the Americas segment to streamline operations, gain synergies and improve our cost structure.  As a result, we recast the prior period segment financial information to conform to the current period presentation.  There was no impact to our consolidated financial statements as a result.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2015 and 2014:

Americas
	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$144.2	100.0%	$170.8	100.0%	$303.3	100.0%	$347.6	100.0%
Cost of sales	120.8	83.7%	146.3	85.6%	253.2	83.5%	291.5	83.9%
Gross profit	23.4	16.3%	24.5	14.4%	50.1	16.5%	56.1	16.1%
Selling, general and administrative expenses	14.7	10.2%	16.1	9.5%	29.4	9.7%	31.3	9.0%
Restructuring expenses	0.9	0.7%	0.2	0.1%	3.6	1.2%	0.7	0.2%
Operating income	$7.8	5.4%	$8.2	4.8%	$17.1	5.6%	$24.1	6.9%

Comparison of Three Months Ended September 30, 2015 and 2014

Americas net sales decreased $26.6 million, or 16 percent, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016.  Sales were lower in both North America and Brazil, including a $7.8 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $13.9 million, primarily due to lower sales volume to off-highway and commercial vehicle customers.  Sales volume to all markets in Brazil also declined during the second quarter of fiscal 2016 as economic conditions in Brazil remained weak.  Gross profit decreased $1.1 million, yet gross margin increased 190 basis points to 16.3 percent.  The increase in gross margin was primarily due to lower material costs, cost savings from the McHenry, Illinois manufacturing facility closure, and improved production efficiencies.  SG&A expenses decreased $1.4 million, primarily due to a $0.8 million favorable impact of foreign currency exchange rate changes and cost savings from restructuring actions in Brazil.  Restructuring expenses in the second quarter of fiscal 2016 of $0.9 million consisted primarily of equipment transfer costs related to the plant consolidation activities in North America.  Operating income decreased $0.4 million to $7.8 million during the second quarter of fiscal 2016, primarily due to higher restructuring expenses and lower gross profit, partially offset by lower SG&A expenses.

Comparison of Six Months Ended September 30, 2015 and 2014

Americas year-to-date net sales decreased $44.3 million, or 13 percent, from the same period last year.  Sales were lower in both North America and Brazil, including a $13.9 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $22.4 million, primarily due to lower sales volume to off-highway and commercial vehicle customers, partially offset by higher sales volume to automotive customers.  Sales volume to all markets in Brazil also declined during fiscal 2016, as economic conditions in Brazil remained weak.  Gross profit decreased $6.0 million, yet gross margin increased 40 basis points to 16.5 percent.  The decrease in gross profit was primarily due to lower sales volume and a $1.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by cost savings from the McHenry, Illinois manufacturing facility closure and improved production efficiencies.  SG&A expenses decreased $1.9 million, primarily due to a $1.6 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $3.6 million in fiscal 2016 consisted primarily of severance and equipment transfer costs related to plant consolidation activities in North America.  Operating income decreased $7.0 million to $17.1 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Europe
	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$127.7	100.0%	$146.4	100.0%	$258.9	100.0%	$305.0	100.0%
Cost of sales	113.0	88.5%	129.7	88.6%	229.1	88.5%	266.1	87.2%
Gross profit	14.7	11.5%	16.7	11.4%	29.8	11.5%	38.9	12.8%
Selling, general and administrative expenses	9.6	7.5%	11.3	7.8%	19.1	7.4%	22.8	7.5%
Restructuring expenses	0.1	-	0.8	0.5%	-	-	1.1	0.3%
Operating income	$5.0	4.0%	$4.6	3.1%	$10.7	4.1%	$15.0	4.9%

Comparison of Three Months Ended September 30, 2015 and 2014

Europe net sales decreased $18.7 million, or 13 percent, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, primarily due to a $24.1 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to automotive and commercial vehicle customers.   Gross profit decreased $2.0 million, yet gross margin increased slightly to 11.5 percent.  The decrease in gross profit was primarily due to a $2.7 million unfavorable impact of foreign currency exchange rate changes and production inefficiencies, including overtime, scrap and expedited freight, caused by increased volume at certain manufacturing facilities, partially offset by the impact of higher sales volume and lower material costs.  SG&A expenses decreased $1.7 million, primarily due to a $1.8 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses decreased $0.7 million to $0.1 million as fewer restructuring activities occurred during the second quarter of fiscal 2016.  Operating income increased $0.4 million to $5.0 million during the second quarter of fiscal 2016, primarily due to lower SG&A and restructuring expenses, partially offset by lower gross profit.

Comparison of Six Months Ended September 30, 2015 and 2014

Europe year-to-date net sales decreased $46.1 million, or 15 percent, from the same period last year, primarily due to a $55.4 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to automotive and commercial vehicle customers.  Gross profit decreased $9.1 million and was negatively impacted by a $6.3 million unfavorable impact of foreign currency exchange rate changes.  Gross margin declined 130 basis points to 11.5 percent, primarily due to production inefficiencies caused by increased volume at certain manufacturing facilities.  SG&A expenses decreased $3.7 million, primarily due to a $4.1 million favorable impact of foreign currency exchange rate changes, partially offset by higher compensation-related expenses.  Restructuring expenses decreased $1.1 million due to fewer restructuring activities in fiscal 2016 compared with the prior year.  Operating income decreased $4.3 million to $10.7 million, primarily due to lower gross profit, partially offset by lower SG&A and restructuring expenses.

Asia
	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$18.1	100.0%	$19.0	100.0%	$37.4	100.0%	$39.8	100.0%
Cost of sales	16.0	88.2%	16.9	88.9%	31.8	84.9%	34.1	85.7%
Gross profit	2.1	11.8%	2.1	11.1%	5.6	15.1%	5.7	14.3%
Selling, general and administrative expenses	3.3	18.5%	2.8	14.8%	6.4	17.3%	5.5	13.9%
Operating (loss) income	$(1.2)	-6.7%	$(0.7)	-3.7%	$(0.8)	-2.2%	$0.2	0.4%

Comparison of Three Months Ended September 30, 2015 and 2014

Asia net sales decreased $0.9 million, or 5 percent, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, primarily due to lower sales volume to off-highway customers in Korea and China and a $1.1 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and India.  Gross margin increased 70 basis points to 11.8 percent, primarily due to favorable sales mix.  SG&A expenses increased $0.5 million, primarily due to higher compensation-related expenses.  The operating loss increased $0.5 million to $1.2 million during the second quarter of fiscal 2016, primarily due to higher SG&A expenses.

Comparison of Six Months Ended September 30, 2015 and 2014

Asia year-to-date net sales decreased $2.4 million, or 6 percent, from the same period last year, primarily due to lower sales volume to off-highway customers in China and Korea, lower tooling sales and a $1.9 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and increased overall sales in India.  Gross margin increased 80 basis points to 15.1 percent, primarily due to favorable sales mix.  SG&A expenses increased $0.9 million, primarily due to higher compensation-related expenses.  The operating loss of $0.8 million represents a $1.0 million decline from the prior year operating income of $0.2 million and was primarily due to higher SG&A expenses.

Building HVAC
	Three months ended September 30,				Six months ended September 30,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$48.8	100.0%	$45.5	100.0%	$90.1	100.0%	$86.2	100.0%
Cost of sales	34.2	70.1%	32.3	70.8%	64.1	71.1%	63.1	73.1%
Gross profit	14.6	29.9%	13.2	29.2%	26.0	28.9%	23.1	26.9%
Selling, general and administrative expenses	10.7	22.0%	10.0	22.1%	20.0	22.2%	16.7	19.4%
Operating income	$3.9	7.9%	$3.2	7.0%	$6.0	6.7%	$6.4	7.4%

Comparison of Three Months Ended September 30, 2015 and 2014

Building HVAC net sales increased $3.3 million, or 7 percent, from the second quarter of fiscal 2015 to the second quarter of fiscal 2016, primarily due to increased heating product sales in North America, where the market continues to be strong, partially offset by a $1.7 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $1.4 million and gross margin improved 70 basis points to 29.9 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $0.7 million, primarily due to increased expenses associated with higher sales levels, partially offset by a $0.3 million favorable impact of foreign currency exchange rate changes.  Operating income increased $0.7 million to $3.9 million during the second quarter of fiscal 2016, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2015 and 2014

Building HVAC year-to-date net sales increased $3.9 million, or 5 percent, from the same period last year, primarily due to increased heating and cooling product sales in North America, partially offset by a $3.7 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $2.9 million and gross margin increased 200 basis points to 28.9 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $3.3 million, primarily due to the absence of a $2.6 million business interruption insurance recovery associated with the Airedale fire, which we recognized in the first quarter of the prior year, and increased expenses associated with higher sales levels, partially offset by a $0.7 million favorable impact of foreign currency exchange rate changes.  Operating income of $6.0 million decreased $0.4 million compared with the prior year, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at September 30, 2015 of $64.9 million, and an available borrowing capacity of $211.0 million under lines of credit provided by banks in the United States and abroad.  Due to the timing of insurance proceeds related to the Airedale fire, our cash and cash equivalents at September 30, 2015 included $6.0 million of advances from our insurance provider that will be spent for recovery and reconstruction costs. Given our extensive international operations, significant amounts of our cash and cash equivalents are held by our non-U.S. subsidiaries. We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the six months ended September 30, 2015 was $29.8 million, which was a $6.2 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, partially offset by lower operating earnings in the current year.  Capital expenditures of $30.2 million during the first six months of fiscal 2016 increased $1.0 million compared with the same period in fiscal 2015.

We expect our insurance provider will continue to reimburse us for substantially all losses and expenses directly related to the fire at our Airedale manufacturing facility, including substantially all remaining costs to reconstruct and occupy the facility and conclude operations at the temporary locations.  The expected timing of cash recoveries from our insurance provider is such that we do not expect the fire will have a significant adverse effect on our liquidity.

In October 2015, our Board of Directors approved a 12-month, $50.0 million share repurchase program, which allows us to repurchase shares of our common stock.  Our decision whether and to what extent to repurchase shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of September 30, 2015 and expect to remain in compliance through the remainder of fiscal 2016 and beyond.

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

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China, Western Europe, Russia and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

•	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

•	Our ability to successfully manage commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

•	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

•	Our ability to effectively and efficiently realize expected commercial and operational efficiencies and associated cost savings and other benefits associated with our Strengthen, Diversify and Grow transformational strategy;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to continue to meet customer demands at temporary locations, to timely realize and effectively deploy insurance proceeds to replace machinery and equipment and rebuild the facility with minimal financial impact from the business interruption, and to complete and relocate to the new facility in an efficient and timely manner;

•	Our ability to effectively and efficiently complete restructuring activities in our Europe segment and realize expected cost reductions and increased competitiveness and profitability as a result;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Strategic Risks:

•	Our ability to identify and execute appropriate opportunities to enable us to achieve our Strengthen, Diversify and Grow transformational strategy in order to position us for long-term success.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

•	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2016, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 – July 31, 2015	11,205(1)	$10.64	________	________

August 1 – August 31, 2015	________	________	________	________

September 1 – September 30, 2015	________	________	________	________

Total	11,205(1)	$10.64	________	________

(1)	Consists of shares delivered back to the Company by employees to satisfy tax withholding obligations that arise upon the vesting of stock-based compensation awards. These shares are held as treasury shares.

(2)	In October 2015, the Board of Directors approved a 12-month, $50.0 million share repurchase program, which allows the Company to repurchase Modine common stock at its discretion.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  October 30, 2015

* Executing as both the principal financial officer and a duly authorized officer of the Company