Form 10-Q
period 2015-12-31
MODINE MANUFACTURING CO
filed 2016-02-03
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,943,156 at January 29, 2016.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2015 and 2014
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net sales	$328.7	$363.6	$1,008.8	$1,133.4
Cost of sales	270.1	304.2	847.5	949.6
Gross profit	58.6	59.4	161.3	183.8
Selling, general and administrative expenses	43.3	45.2	162.9	135.8
Restructuring expenses	1.6	1.9	5.2	3.7
Gain on sale of wind tunnel	-	(3.2)	-	(3.2)
Operating income (loss)	13.7	15.5	(6.8)	47.5
Interest expense	(2.7)	(2.8)	(8.2)	(8.9)
Other expense – net	(0.4)	(0.6)	(0.5)	(0.3)
Earnings (loss) from continuing operations before income taxes	10.6	12.1	(15.5)	38.3
(Provision) benefit for income taxes	(2.4)	(3.0)	6.7	(13.1)
Earnings (loss) from continuing operations	8.2	9.1	(8.8)	25.2
Earnings from discontinued operations, net of income taxes	-	0.6	-	0.6
Net earnings (loss)	8.2	9.7	(8.8)	25.8
Net earnings attributable to noncontrolling interest	-	(0.1)	(0.4)	(0.8)
Net earnings (loss) attributable to Modine	$8.2	$9.6	$(9.2)	$25.0

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.17	$0.19	$(0.19)	$0.51
Diluted	$0.17	$0.19	$(0.19)	$0.51

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.17	$0.20	$(0.19)	$0.52
Diluted	$0.17	$0.20	$(0.19)	$0.52

Weighted-average shares outstanding:
Basic	47.4	47.2	47.4	47.2
Diluted	47.8	47.7	47.4	47.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2015 and 2014
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Net earnings (loss)	$8.2	$9.7	$(8.8)	$25.8
Other comprehensive income (loss):
Foreign currency translation	(6.2)	(15.2)	(6.1)	(38.0)
Defined benefit plans, net of income taxes of $1.7, $0.5, $14.3 and $1.4	2.9	0.8	23.3	2.6
Total other comprehensive income (loss)	(3.3)	(14.4)	17.2	(35.4)

Comprehensive income (loss)	4.9	(4.7)	8.4	(9.6)
Comprehensive income attributable to noncontrolling interest	-	-	(0.1)	(0.7)
Comprehensive income (loss) attributable to Modine	$4.9	$(4.7)	$8.3	$(10.3)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and March 31, 2015
(In millions, except per share amounts)
(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Cash and cash equivalents	$81.5	$70.5
Trade accounts receivable – net	148.8	192.9
Inventories	114.6	107.7
Deferred income taxes	11.8	13.4
Other current assets	85.2	79.7
Total current assets	441.9	464.2
Property, plant and equipment – net	328.2	322.1
Intangible assets – net	8.6	9.9
Goodwill	16.1	16.2
Deferred income taxes	104.8	102.7
Other noncurrent assets	22.2	16.5
Total assets	$921.8	$931.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$21.8	$18.6
Long-term debt – current portion	4.4	0.5
Accounts payable	130.8	152.0
Accrued compensation and employee benefits	44.6	56.7
Other current liabilities	92.7	83.4
Total current liabilities	294.3	311.2
Long-term debt	127.6	129.6
Deferred income taxes	3.6	3.4
Pensions	110.1	110.4
Other noncurrent liabilities	16.5	16.4
Total liabilities	552.1	571.0
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 49.0 million and 48.6 million shares	30.6	30.4
Additional paid-in capital	185.0	180.6
Retained earnings	350.6	359.8
Accumulated other comprehensive loss	(181.1)	(198.6)
Treasury stock, at cost, 1.0 million and 0.7 million shares	(19.2)	(16.2)
Total Modine shareholders' equity	365.9	356.0
Noncontrolling interest	3.8	4.6
Total equity	369.7	360.6
Total liabilities and equity	$921.8	$931.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2015 and 2014
(In millions)
(Unaudited)

	Nine months ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(8.8)	$25.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	37.4	39.3
Insurance proceeds from Airedale fire	5.1	10.8
Gain on sale of wind tunnel	-	(3.2)
Pension and postretirement expense	42.4	1.7
Deferred income taxes	(14.4)	4.2
Other – net	4.4	3.9
Changes in operating assets and liabilities:
Trade accounts receivable	42.3	31.3
Inventories	(9.2)	(15.0)
Accounts payable	(19.9)	(24.7)
Other assets and liabilities	(13.9)	(30.0)
Net cash provided by operating activities	65.4	44.1

Cash flows from investing activities:
Expenditures for property, plant and equipment	(42.3)	(41.9)
Insurance proceeds from Airedale fire	25.3	12.2
Costs to replace building and equipment damaged in Airedale fire	(37.9)	(9.5)
Proceeds from disposition of assets	0.2	7.5
Other – net	0.2	(4.0)
Net cash used for investing activities	(54.5)	(35.7)

Cash flows from financing activities:
Borrowings of debt	29.0	30.0
Repayments of debt	(24.8)	(40.1)
Purchases of treasury stock under share repurchase program	(2.1)	-
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.5)	0.2
Net cash provided by (used for) financing activities	0.7	(9.9)

Effect of exchange rate changes on cash	(0.6)	(5.8)
Net increase (decrease) in cash and cash equivalents	11.0	(7.3)

Cash and cash equivalents – beginning of period	70.5	87.2
Cash and cash equivalents – end of period	$81.5	$79.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2015.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2016 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2015.

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

New accounting guidance:  In November 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance, as part of its simplification initiative, that will require all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  Early adoption is permitted, and the Company plans to adopt this guidance beginning with its upcoming Annual Report on Form 10-K for the year ending March 31, 2016.  The Company does not expect this new accounting guidance will have a significant impact on its consolidated financial statements.

In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance will be effective for the Company’s first quarter of fiscal 2019.  The Company is currently evaluating the impact the new guidance will have on its consolidated financial statements.

Note 2: Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment.  There were no injuries caused by the fire.  The Rawdon facility, which is leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities and has been rebuilding the leased facility.  During the third quarter of fiscal 2016, the Company transferred the majority of its operations back to the Rawdon site, which is nearing completion.  The Company expects to complete the reconstruction and relocation to the facility in the fourth quarter of fiscal 2016.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company maintains insurance coverage for damage to the leased facility, equipment, inventory, other assets, business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company believes that reimbursement from its insurance provider is probable for substantially all losses and costs directly attributable to the fire.  As such, the Company records losses and costs in the same statement of operations line as the related insurance recovery.  During the first quarter of fiscal 2015, the Company recorded $2.6 million of recoveries from business interruption insurance related to fiscal 2014 lost profits.  During the third quarter of fiscal 2015, the Company recorded $2.0 million of recoveries from business interruption insurance related to fiscal 2015 lost profits.  The Company recorded these recoveries for lost profits within selling, general and administrative (“SG&A”) expenses.  Since the date of the fire, the Company has received cumulative cash proceeds of $93.1 million from its insurance provider for covered losses.

The terms of the Rawdon lease agreement obligate the Company to rebuild the damaged facility.  Through December 31, 2015, the Company capitalized reconstruction costs of $48.3 million, and recorded this asset on the consolidated balance sheet within other current assets.  As of December 31, 2015, the Company recorded liabilities for the reconstruction costs of $48.3 million and an advance from its insurance provider of $6.7 million within other current liabilities.  This $6.7 million advance primarily relates to equipment replacement costs that are covered by insurance.  As of March 31, 2015, the other current liability to rebuild the facility was $48.0 million and the receivable from the Company’s insurance provider was $18.0 million.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.1 million and $3.0 million at December 31, 2015 and March 31, 2015, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4: Pensions

During the three months ended December 31, 2015 and 2014, the Company contributed $2.4 million and $2.1 million, respectively, to its U.S. pension plans.  During the nine months ended December 31, 2015 and 2014, the Company contributed $5.2 million and $5.9 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	2.5	3.3	8.6	9.8
Expected return on plan assets	(3.1)	(4.2)	(11.8)	(12.6)
Amortization of unrecognized net loss	1.4	1.4	5.0	4.2
Settlements (a)	1.1	-	40.3	-
Net periodic benefit cost	$2.0	$0.6	$42.5	$1.8

(a)	During fiscal 2016, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company completed a voluntary lump-sum payout program offered to certain eligible former employees. Approximately 2,000 participants accepted the lump-sum settlement offer, with a total of $62.4 million paid from pension plan assets, which reduced the Company’s pension obligation by the same amount. In connection with this program, the Company remeasured the assets and liabilities of its U.S. pension plans at December 31, 2015 using a discount rate of 4.5 percent. The remeasurement resulted in a $1.2 million decrease in the plans’ underfunded status, as compared with March 31, 2015. The Company recorded $40.3 million of non-cash settlement losses related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss. During the three and nine months ended December 31, 2015, the Company recorded $0.9 million and $31.8 million, respectively, of settlement losses as SG&A expenses and $0.2 million and $8.5 million, respectively, of settlement losses as cost of sales within the consolidated statements of operations.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and executives that consists of restricted stock and stock options granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock awards and/or stock options for non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $1.2 million and $0.9 million for the three months ended December 31, 2015 and 2014, respectively.  The Company recognized stock-based compensation cost of $4.2 million and $3.6 million for the nine months ended December 31, 2015 and 2014, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2016 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2015 and 2014 were as follows:

	Nine months ended December 31,
	2015		2014
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.11	0.1	$10.21
Restricted stock - retention	0.3	$11.39	0.2	$14.94
Restricted stock - performance based	0.2	$11.39	0.2	$14.94
Unrestricted stock	0.1	$10.45	0.1	$14.83

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2015	2014
Expected life of awards in years	6.3	6.3
Risk-free interest rate	1.9%	2.1%
Expected volatility of the Company's stock	66.9%	76.1%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$2.3	2.6
Restricted stock - retention	5.5	2.6
Restricted stock - performance based	2.6	2.0
Total	$10.4	2.5

Note 6: Restructuring Activities

During the third quarter of fiscal 2016, the Company offered a voluntary retirement program to certain U.S. salaried employees.  The program was offered as part of the Company’s Strengthen, Diversify, and Grow transformational initiative and will support the objective of reducing operational and SG&A cost structures.

During the first quarter of fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility, and is in the process of transferring the facility’s production to other Americas segment manufacturing facilities.  Also during fiscal 2016, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility to other Americas segment manufacturing facilities.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

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

In addition, the Company continues to execute restructuring activities within its Europe segment.  These restructuring activities have included exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, implementing headcount reductions, and disposing of and selling certain underperforming or non-strategic assets. The Company designed these activities to align the cost structure of the segment with its strategic focus on the commercial vehicle, off-highway, automotive component, and engine product markets, while improving gross margin and return on average capital employed.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Employee severance and related benefits	$0.9	$0.8	$2.6	$1.2
Other restructuring and repositioning expenses	0.7	1.1	2.6	2.5
Total	$1.6	$1.9	$5.2	$3.7

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2015	2014
Beginning balance	$7.8	$16.0
Additions	0.9	0.8
Payments	(0.9)	(0.7)
Effect of exchange rate changes	(0.2)	(1.0)
Ending balance	$7.6	$15.1

	Nine months ended December 31,
	2015	2014
Beginning balance	$9.9	$19.4
Additions	2.6	1.2
Payments	(5.1)	(3.2)
Effect of exchange rate changes	0.2	(2.3)
Ending balance	$7.6	$15.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During the first quarter of fiscal 2016, the Company reclassified property, plant and equipment related to a manufacturing facility in the Europe segment to assets held for sale.  At December 31, 2015 and March 31, 2015, assets held for sale of $8.5 million and $3.2 million, respectively, were included in other noncurrent assets and consisted of facilities that the Company is actively marketing for sale.

During the third quarter of fiscal 2015, the Company sold a wind tunnel within the Europe segment, which was previously reported as an asset held for sale, for cash proceeds of $5.8 million and recognized a gain of $3.2 million.

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Equity in earnings of non-consolidated affiliate	$0.1	$0.2	$0.2	$0.6
Interest income	0.1	0.1	0.3	0.4
Foreign currency transactions	(0.6)	(0.9)	(1.0)	(1.3)
Total other expense - net	$(0.4)	$(0.6)	$(0.5)	$(0.3)

Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended December 31, 2015 and 2014, the Company’s effective income tax rate was 22.6 percent and 24.8 percent, respectively.  For the nine months ended December 31, 2015 and 2014, the Company’s effective income tax rate was 43.2 percent and 34.2 percent, respectively.

The most significant factors impacting the effective tax rate for the three and nine months ended December 31, 2015, as compared with the prior-year periods, were changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  At December 31, 2015, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($43.8 million) and a valuation allowance against certain U.S. deferred tax assets ($5.8 million), as it is more likely than not these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  It is possible that in late fiscal 2016 or in fiscal 2017, the Company may release a portion of its existing valuation allowance in a foreign jurisdiction (approximately $3.0 million) if it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur. The Company considered the pension settlement losses (see Note 4 for additional information) to be significant and infrequent; therefore, for the three and nine months ended December 31, 2015, it recorded discrete tax benefits from these losses of $0.5 million and $15.7 million, respectively.  Additionally, the Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Earnings (loss) from continuing operations	$8.2	$9.1	$(8.8)	$25.2
Less: Net earnings attributable to noncontrolling interest	-	(0.1)	(0.4)	(0.8)
Less: Undistributed earnings attributable to unvested shares	(0.2)	(0.1)	-	(0.3)
Earnings (loss) from continuing operations available to Modine shareholders	8.0	8.9	(9.2)	24.1
Earnings from discontinued operations, net of income taxes	-	0.6	-	0.6
Net earnings (loss) available to Modine shareholders	$8.0	$9.5	$(9.2)	$24.7

Weighted-average shares outstanding - basic	47.4	47.2	47.4	47.2
Effect of dilutive securities	0.4	0.5	-	0.5
Weighted-average shares outstanding - diluted	47.8	47.7	47.4	47.7

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.17	$0.19	$(0.19)	$0.51
Earnings per share - discontinued operations	-	0.01	-	0.01
Net earnings (loss) per share - basic	$0.17	$0.20	$(0.19)	$0.52

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.17	$0.19	$(0.19)	$0.51
Earnings per share - discontinued operations	-	0.01	-	0.01
Net earnings (loss) per share - diluted	$0.17	$0.20	$(0.19)	$0.52

For the three and nine months ended December 31, 2015, the calculation of diluted earnings per share excluded 1.0 million and 0.9 million stock options, respectively, because they were anti-dilutive.  For the three and nine months ended December 31, 2014, the calculation of diluted earnings per share excluded 0.9 million and 0.7 million stock options, respectively, because they were anti-dilutive.  For the nine months ended December 31, 2015, the total number of potential dilutive securities was 0.4 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 10: Inventories

Inventories consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials and work in process	$80.7	$80.7
Finished goods	33.9	27.0
Total inventories	$114.6	$107.7

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2015	March 31, 2015
Gross property, plant and equipment	$1,006.4	$994.8
Accumulated depreciation	(678.2)	(672.7)
Net property, plant and equipment	$328.2	$322.1

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Building
	Asia	HVAC	Total
Goodwill, March 31, 2015	$0.5	$15.7	$16.2
Effect of exchange rate changes	-	(0.1)	(0.1)
Goodwill, December 31, 2015	$0.5	$15.6	$16.1

Intangible assets consisted of the following:

	December 31, 2015			March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$8.9	$(6.2)	$2.7	$9.1	$(5.8)	$3.3
Acquired technology	5.6	(1.4)	4.2	5.6	(0.9)	4.7
Customer relationships	2.1	(0.4)	1.7	2.1	(0.2)	1.9
Total intangible assets	$16.6	$(8.0)	$8.6	$16.8	$(6.9)	$9.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Amortization expense for both the three months ended December 31, 2015 and 2014 was $0.4 million.  Amortization expense for both the nine months ended December 31, 2015 and 2014 was $1.2 million.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2016	$0.4
2017	1.6
2018	1.6
2019	1.5
2020	1.4
2021 & Beyond	2.1

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2015	2014
Beginning balance	$10.0	$13.0
Accruals for warranties issued	1.3	1.3
Accruals (reversals) related to pre-existing warranties	(0.2)	(0.1)
Settlements	(1.0)	(2.2)
Effect of exchange rate changes	(0.2)	(0.3)
Ending balance	$9.9	$11.7

	Nine months ended December 31,
	2015	2014
Beginning balance	$10.4	$14.0
Accruals for warranties issued	3.9	4.5
Accruals (reversals) related to pre-existing warranties	(0.1)	1.2
Settlements	(4.2)	(7.0)
Effect of exchange rate changes	(0.1)	(1.0)
Ending balance	$9.9	$11.7

Note 14: Indebtedness

The Company holds $125.0 million of 6.8 percent Senior Notes, with principal repayments beginning in fiscal 2017 and continuing through fiscal 2021.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At December 31, 2015 and March 31, 2015, no borrowings were outstanding under the revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at December 31, 2015 and March 31, 2015 of $21.8 million and $18.6 million, respectively. At December 31, 2015, the Company’s foreign unused lines of credit totaled $34.0 million. In aggregate, the Company had total available lines of credit of $209.0 million at December 31, 2015.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of December 31, 2015.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2015 and March 31, 2015, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $131.0 million and $141.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

The Company has recorded environmental investigation and remediation accruals for subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in its wholly-owned subsidiary in Brazil (“Modine Brazil”), along with other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $4.2 million and $3.8 million at December 31, 2015 and March 31, 2015, respectively.  As additional information becomes available, the Company will re-assess any potential liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against Modine Brazil, seeking remediation and certain other damages as a result of contamination allegedly attributable to the Company’s operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Brazil antitrust investigation:  During the fourth quarter of fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years ago.  As of December 31, 2015 and March 31, 2015, we accrued $2.5 million and $3.2 million (BRL 10.0 million at each date), respectively, representing the estimated amount that may be incurred in connection with the management and resolution of this matter.  Due to the ongoing nature of this matter, the Company cannot provide assurance of its ultimate resolution at this time.

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

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2015			Nine months ended December 31, 2015
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(40.3)	$(137.5)	$(177.8)	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income (loss) before reclassifications	(6.2)	2.2	(4.0)	(5.8)	(7.5)	(13.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	2.5	2.5	-	45.3	45.3
Amortization of unrecognized prior service credit (a)	-	(0.1)	(0.1)	-	(0.2)	(0.2)
Income taxes	-	(1.7)	(1.7)	-	(14.3)	(14.3)
Total other comprehensive income (loss)	(6.2)	2.9	(3.3)	(5.8)	23.3	17.5

Ending balance	$(46.5)	$(134.6)	$(181.1)	$(46.5)	$(134.6)	$(181.1)

	Three months ended December 31, 2014			Nine months ended December 31, 2014
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$4.5	$(129.4)	$(124.9)	$27.3	$(131.2)	$(103.9)

Other comprehensive income (loss) before reclassification	(15.1)	-	(15.1)	(37.9)	-	(37.9)
Reclassification for amortization of unrecognized net loss (a)	-	1.3	1.3	-	4.0	4.0
Income taxes	-	(0.5)	(0.5)	-	(1.4)	(1.4)
Total other comprehensive income (loss)	(15.1)	0.8	(14.3)	(37.9)	2.6	(35.3)

Ending balance	$(10.6)	$(128.6)	$(139.2)	$(10.6)	$(128.6)	$(139.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 4 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 17: Segment Information

Effective April 1, 2015, the Company combined its North America and South America segments into the Americas segment to streamline operations, gain synergies and improve its cost structure.  As a result, the Company recast the prior-period segment financial information to conform to the current-period presentation.  There was no impact to the Company’s consolidated financial statements as a result.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,		Nine months ended December 31,
Net sales:	2015	2014	2015	2014
Americas	$137.1	$153.2	$440.4	$500.8
Europe	126.1	137.2	385.0	442.2
Asia	18.7	20.2	56.1	60.0
Building HVAC	50.9	56.3	141.0	142.5
Segment total	332.8	366.9	1,022.5	1,145.5
Corporate and eliminations	(4.1)	(3.3)	(13.7)	(12.1)
Net sales	$328.7	$363.6	$1,008.8	$1,133.4

	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$22.7	16.5%	$22.4	14.6%	$72.8	16.5%	$78.5	15.7%
Europe	17.2	13.7%	14.1	10.3%	47.0	12.2%	53.0	12.0%
Asia	2.6	13.9%	2.7	13.6%	8.2	14.7%	8.4	14.1%
Building HVAC	17.3	34.0%	19.6	34.7%	43.3	30.8%	42.7	30.0%
Segment total	59.8	18.0%	58.8	16.0%	171.3	16.8%	182.6	15.9%
Corporate and eliminations (a)	(1.2)	-	0.6	-	(10.0)	-	1.2	-
Gross profit	$58.6	17.8%	$59.4	16.4%	$161.3	16.0%	$183.8	16.2%

	Three months ended December 31,		Nine months ended December 31,
Operating income:	2015	2014	2015	2014
Americas	$7.7	$5.6	$24.8	$29.7
Europe	7.6	5.9	18.3	20.9
Asia	(0.1)	(0.3)	(0.9)	(0.1)
Building HVAC	6.7	9.8	12.7	16.2
Segment total	21.9	21.0	54.9	66.7
Corporate and eliminations (a)	(8.2)	(5.5)	(61.7)	(19.2)
Operating income (loss)	$13.7	$15.5	$(6.8)	$47.5

(a)	During the nine months ended December 31, 2015, the Company recorded pension settlement losses of $40.3 million at Corporate, within SG&A expenses ($31.8 million) and cost of sales ($8.5 million). See Note 4 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	December 31, 2015	March 31, 2015
Total assets:
Americas	$248.7	$277.9
Europe	291.1	283.1
Asia	88.5	92.4
Building HVAC	148.4	131.4
Corporate and eliminations	145.1	146.8
Total assets	$921.8	$931.6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2015 was the third quarter of fiscal 2016.

Third Quarter Highlights:  Net sales in the third quarter of fiscal 2016 decreased $34.9 million, or 10 percent, from the third quarter of fiscal 2015, primarily due to a $25.9 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar, and lower sales volume to off-highway and building heating, ventilating and air conditioning (“HVAC”) customers, partially offset by higher sales volume to automotive customers.  Gross margin increased 140 basis points to 17.8 percent, primarily due to lower material costs and continued cost-control initiatives.  Selling, general and administrative (“SG&A”) expenses decreased $1.9 million.  During the third quarter of fiscal 2016, our earnings from continuing operations were $8.2 million, compared with $9.1 million in the prior year, which included a $3.2 million gain from the sale of a wind tunnel.

During October 2015, we announced our new Strengthen, Diversify and Grow strategic transformational framework.  Guided by this framework, we have commenced initiatives to, among other things, achieve global procurement savings and efficiencies, optimize our manufacturing footprint, implement a new global organizational structure, and execute a voluntary early retirement program in the U.S.  In January 2016, we also formed and assumed the controlling share of a joint venture, Modine Puxin Thermal System (Jiangsu) Co., Ltd., in China with Jiangsu Puxin Heat Exchange Co., Ltd.  This joint venture will, among other benefits, expedite our introduction of stainless steel heat exchangers for commercial vehicle markets in China.

Year-to-Date Highlights:  Net sales in the first nine months of fiscal 2016 decreased $124.6 million, or 11 percent, from the same period last year, primarily due to a $100.5 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar and lower sales volume to off-highway customers, partially offset by higher sales volume to automotive customers.  During fiscal 2016, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans (see Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).  As a result of this program, we recorded $40.3 million of non-cash pension settlement losses to cost of sales ($8.5 million) and SG&A expenses ($31.8 million).  Gross profit decreased compared with the prior year, primarily due to the pension settlement losses and an unfavorable impact from changes in foreign currency exchange rates.  SG&A expenses increased compared with the prior year, primarily due to the pension settlement losses.  During the first nine months of fiscal 2016, our net loss from continuing operations was $8.8 million, compared with net earnings of $25.2 million in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2015 and 2014:

	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$328.7	100.0%	$363.6	100.0%	$1,008.8	100.0%	$1,133.4	100.0%
Cost of sales	270.1	82.2%	304.2	83.6%	847.5	84.0%	949.6	83.8%
Gross profit	58.6	17.8%	59.4	16.4%	161.3	16.0%	183.8	16.2%
Selling, general and administrative expenses	43.3	13.2%	45.2	12.5%	162.9	16.2%	135.8	12.0%
Restructuring expenses	1.6	0.5%	1.9	0.5%	5.2	0.5%	3.7	0.3%
Gain on sale of wind tunnel	-	-	(3.2)	-0.9%	-	-	(3.2)	-0.3%
Operating income (loss)	13.7	4.2%	15.5	4.3%	(6.8)	-0.7%	47.5	4.2%
Interest expense	(2.7)	-0.8%	(2.8)	-0.8%	(8.2)	-0.8%	(8.9)	-0.8%
Other expense – net	(0.4)	-0.1%	(0.6)	-0.2%	(0.5)	-	(0.3)	-
Earnings (loss) from continuing operations before income taxes	10.6	3.2%	12.1	3.3%	(15.5)	-1.5%	38.3	3.4%
(Provision) benefit for income taxes	(2.4)	-0.7%	(3.0)	-0.8%	6.7	0.7%	(13.1)	-1.2%
Earnings (loss) from continuing operations	$8.2	2.5%	$9.1	2.5%	$(8.8)	-0.9%	$25.2	2.2%

Comparison of Three Months Ended December 31, 2015 and 2014

Third quarter net sales of $328.7 million were $34.9 million, or 10 percent, lower than the third quarter of the prior year, primarily due to lower sales in our Europe segment, where increases in sales volume were more than offset by a $17.9 million unfavorable impact of foreign currency exchange rate changes, and lower sales in the Americas and Building HVAC segments.

Third quarter gross profit decreased $0.8 million from the third quarter of the prior year, yet gross margin increased 140 basis points to 17.8 percent.  Gross profit for the third quarter was negatively impacted by $3.4 million from foreign currency exchange rate changes.  The 140 basis-point improvement in gross margin was primarily due to lower material costs and improved production efficiencies.

Third quarter SG&A expenses decreased $1.9 million from the third quarter of the prior year, primarily due to a $2.0 million favorable impact of foreign currency exchange rate changes and ongoing cost-control initiatives, partially offset by the absence of a $2.0 million recovery from business interruption insurance recognized within the Building HVAC segment during the third quarter of fiscal 2015, and a $0.9 million pension settlement loss.

Restructuring expenses of $1.6 million in the third quarter of fiscal 2016 primarily consisted of severance expenses associated with a voluntary retirement program in the U.S. and equipment transfer costs related to plant consolidation activities in the Americas segment.

Operating income of $13.7 million in the third quarter of fiscal 2016 decreased $1.8 million from the third quarter of the prior year, primarily due to the absence of a $3.2 million gain on the sale of a wind tunnel in the prior year and a $1.2 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower SG&A expenses.

The provision for income taxes was $2.4 million and $3.0 million in the third quarter of fiscal 2016 and 2015, respectively.  The $0.6 million decrease was primarily related to the decrease in earnings from continuing operations before income taxes.

Earnings from discontinued operations, net of income taxes, of $0.6 million in the third quarter of fiscal 2015 related to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

Comparison of Nine Months Ended December 31, 2015 and 2014

Fiscal 2016 year-to-date net sales of $1,008.8 million were $124.6 million, or 11 percent, lower than the same period last year, primarily due to lower sales in our Europe segment, where increases in sales volume were more than offset by a $73.3 million unfavorable impact of foreign currency exchange rate changes, and lower sales in the Americas segment.

Fiscal 2016 year-to-date gross profit of $161.3 million decreased $22.5 million from the same period last year and gross margin declined 20 basis points to 16.0 percent.  These decreases were primarily due to $8.5 million of pension settlement losses and lower sales volume in the Americas segment in the current year, partially offset by lower material costs.  In addition, gross profit was negatively impacted by $12.4 million from foreign currency exchange rate changes.

Fiscal 2016 year-to-date SG&A expenses increased $27.1 million from the same period last year.  The increase was primarily due to $31.8 million of pension settlement losses in the current year and the absence of $4.6 million of recoveries from business interruption insurance for the Airedale fire received in the prior year, partially offset by an $8.7 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses increased $1.5 million from the same period last year, primarily due to equipment transfer costs related to plant consolidation activities and severance expenses in the Americas segment.

The operating loss of $6.8 million during the first nine months of fiscal 2016 represents a $54.3 million decline from $47.5 million of operating income in the same period last year.  This decline was primarily due to $40.3 million of pension settlement losses, lower gross profit, a $3.4 million unfavorable impact of foreign currency exchange rate changes in the current year, and the absence of a $3.2 million gain on the sale of a wind tunnel in the prior year.

Fiscal 2016 year-to-date interest expense decreased $0.7 million, or 8 percent, from the same period last year, primarily due to lower outstanding short-term debt.

The benefit for income taxes was $6.7 million during the first nine months of fiscal 2016, compared with a provision for income taxes of $13.1 million in the prior year.  The $19.8 million change was primarily due to $15.7 million of income tax benefits related to pension settlement losses in the current year and a decrease in operating earnings.  We believe it is possible that approximately $3.0 million of the valuation allowance against our deferred tax assets in a foreign jurisdiction could be released in late fiscal 2016 or in fiscal 2017.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Earnings from discontinued operations, net of income taxes, of $0.6 million in fiscal 2015 related to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

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

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2015 and 2014:

Americas
	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$137.1	100.0%	$153.2	100.0%	$440.4	100.0%	$500.8	100.0%
Cost of sales	114.4	83.5%	130.8	85.4%	367.6	83.5%	422.3	84.3%
Gross profit	22.7	16.5%	22.4	14.6%	72.8	16.5%	78.5	15.7%
Selling, general and administrative expenses	13.6	9.9%	15.5	10.1%	43.0	9.8%	46.8	9.4%
Restructuring expenses	1.4	1.0%	1.3	0.8%	5.0	1.1%	2.0	0.4%
Operating income	$7.7	5.6%	$5.6	3.7%	$24.8	5.6%	$29.7	5.9%

Comparison of Three Months Ended December 31, 2015 and 2014

Americas net sales decreased $16.1 million, or 11 percent, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016.  Sales were lower in both North America and Brazil, including a $6.3 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $6.9 million, primarily due to lower sales volume to off-highway and commercial vehicle customers.  Sales volume to all markets in Brazil also declined during the third quarter of fiscal 2016 as economic conditions in Brazil remained weak.  Gross margin increased 190 basis points to 16.5 percent, primarily due to lower material costs and cost savings from the McHenry, Illinois manufacturing facility closure.  SG&A expenses decreased $1.9 million, primarily due to ongoing cost-control initiatives and a $0.5 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses in the third quarter of fiscal 2016 of $1.4 million consisted primarily of equipment transfer costs related to plant consolidation activities in North America and severance expenses associated with a voluntary retirement program in the U.S.  Under this program, we expect to incur additional severance-related expenses of approximately $2.0 million during the fourth quarter of fiscal 2016.  Operating income increased $2.1 million to $7.7 million during the third quarter of fiscal 2016, primarily due to lower SG&A expenses and slightly higher gross profit.

Comparison of Nine Months Ended December 31, 2015 and 2014

Americas year-to-date net sales decreased $60.4 million, or 12 percent, from the same period last year.  Sales were lower in both North America and Brazil, including a $20.2 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $29.3 million, primarily due to lower sales volume to off-highway and commercial vehicle customers, partially offset by higher sales volume to automotive customers.  Sales volume to all markets in Brazil also declined during fiscal 2016, as economic conditions in Brazil remained weak.  Gross profit decreased $5.7 million, yet gross margin increased 80 basis points to 16.5 percent.  The decrease in gross profit was primarily due to lower sales volume and a $2.2 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower material costs, cost savings from the McHenry, Illinois manufacturing facility closure, and improved production efficiencies.  SG&A expenses decreased $3.8 million, primarily due to a $2.1 million favorable impact of foreign currency exchange rate changes and cost savings from restructuring actions in Brazil.  Restructuring expenses of $5.0 million in fiscal 2016 consisted primarily of severance expenses and equipment transfer costs related to restructuring activities in North America.  Operating income decreased $4.9 million to $24.8 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Europe
	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$126.1	100.0%	$137.2	100.0%	$385.0	100.0%	$442.2	100.0%
Cost of sales	108.9	86.3%	123.1	89.7%	338.0	87.8%	389.2	88.0%
Gross profit	17.2	13.7%	14.1	10.3%	47.0	12.2%	53.0	12.0%
Selling, general and administrative expenses	9.7	7.7%	10.8	7.9%	28.8	7.5%	33.6	7.6%
Restructuring (income) expenses	(0.1)	-	0.6	0.4%	(0.1)	-	1.7	0.4%
Gain on sale of wind tunnel	-	-	(3.2)	-2.3%	-	-	(3.2)	-0.7%
Operating income	$7.6	6.0%	$5.9	4.3%	$18.3	4.8%	$20.9	4.7%

Comparison of Three Months Ended December 31, 2015 and 2014

Europe net sales decreased $11.1 million, or 8 percent, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, primarily due to a $17.9 million unfavorable impact of foreign currency exchange rate changes, partially offset by increased sales volume to commercial vehicle and automotive customers.   Gross profit increased $3.1 million and gross margin increased 340 basis points to 13.7 percent.  The increase in gross profit was primarily due to lower material costs, higher sales volume and improved production efficiencies, partially offset by a $2.5 million unfavorable impact of foreign currency exchange rate changes.  SG&A expenses decreased $1.1 million, primarily due to a $1.4 million favorable impact of foreign currency exchange rate changes.  Operating income increased $1.7 million to $7.6 million during the third quarter of fiscal 2016, primarily due to higher gross profit and lower SG&A expenses, partially offset by a $3.2 million gain in the third quarter of fiscal 2015 related to the sale of a wind tunnel.

Comparison of Nine Months Ended December 31, 2015 and 2014

Europe year-to-date net sales decreased $57.2 million, or 13 percent, from the same period last year, primarily due to a $73.3 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to automotive and commercial vehicle customers.  Gross profit decreased $6.0 million, yet gross margin increased 20 basis points to 12.2 percent.  The decrease in gross profit was primarily due to an $8.8 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume and lower material costs.  SG&A expenses decreased $4.8 million, primarily due to a $5.5 million favorable impact of foreign currency exchange rate changes.  Operating income decreased $2.6 million to $18.3 million, primarily due to lower gross profit and the absence of a $3.2 million gain on the sale of a wind tunnel in the prior year, partially offset by lower SG&A and restructuring expenses.

Asia
	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$18.7	100.0%	$20.2	100.0%	$56.1	100.0%	$60.0	100.0%
Cost of sales	16.1	86.1%	17.5	86.4%	47.9	85.3%	51.6	85.9%
Gross profit	2.6	13.9%	2.7	13.6%	8.2	14.7%	8.4	14.1%
Selling, general and administrative expenses	2.7	14.2%	3.0	14.8%	9.1	16.3%	8.5	14.2%
Operating loss	$(0.1)	-0.3%	$(0.3)	-1.2%	$(0.9)	-1.6%	$(0.1)	-0.1%

Comparison of Three Months Ended December 31, 2015 and 2014

Asia net sales decreased $1.5 million, or 7 percent, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, primarily due to lower sales volume to off-highway customers, lower tooling sales, and a $1.0 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and India.  Gross margin increased 30 basis points to 13.9 percent, primarily due to favorable sales mix.  SG&A expenses decreased $0.3 million, primarily due to cost-control initiatives, partially offset by acquisition-related costs associated with a joint venture that we formed in January 2016.  The operating loss decreased $0.2 million to $0.1 million during the third quarter of fiscal 2016, primarily due to lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2015 and 2014

Asia year-to-date net sales decreased $3.9 million, or 7 percent, from the same period last year, primarily due to lower sales volume to off-highway customers in China and Korea and a $2.9 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and increased overall sales in India.  Gross margin increased 60 basis points to 14.7 percent, primarily due to favorable sales mix.  SG&A expenses increased $0.6 million, primarily due to higher compensation-related expenses and costs related to the joint venture in China.  The operating loss of $0.9 million increased $0.8 million from the prior year, primarily due to higher SG&A expenses and lower gross profit.

Building HVAC
	Three months ended December 31,				Nine months ended December 31,
	2015		2014		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$50.9	100.0%	$56.3	100.0%	$141.0	100.0%	$142.5	100.0%
Cost of sales	33.6	66.0%	36.7	65.3%	97.7	69.2%	99.8	70.0%
Gross profit	17.3	34.0%	19.6	34.7%	43.3	30.8%	42.7	30.0%
Selling, general and administrative expenses	10.4	20.5%	9.8	17.3%	30.4	21.6%	26.5	18.6%
Restructuring expenses	0.2	0.4%	-	-	0.2	0.2%	-	-
Operating income	$6.7	13.1%	$9.8	17.4%	$12.7	9.0%	$16.2	11.4%

Comparison of Three Months Ended December 31, 2015 and 2014

Building HVAC net sales decreased $5.4 million, or 10 percent, from the third quarter of fiscal 2015 to the third quarter of fiscal 2016, primarily due to lower sales at our businesses in the U.K., as unfavorable currency conditions resulted in increased competition from other mainland European suppliers, lower heating product sales in North America due to relatively warm weather conditions, and a $1.0 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $2.3 million and gross margin decreased 70 basis points to 34.0 percent, primarily due to lower sales volume and unfavorable sales mix.  SG&A expenses increased $0.6 million, primarily due to the absence of a $2.0 million business interruption insurance recovery associated with the Airedale fire, which we recognized in the third quarter of fiscal 2015, partially offset by decreased expenses associated with lower sales levels.  Restructuring expenses in the third quarter of fiscal 2016 of $0.2 million consisted primarily of employee severance expenses.  Operating income decreased $3.1 million to $6.7 million during the third quarter of fiscal 2016, primarily due to lower gross profit and higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2015 and 2014

Building HVAC year-to-date net sales decreased $1.5 million, or 1 percent, from the same period last year, primarily due to a $4.6 million unfavorable impact of foreign currency exchange rate changes and  decreased sales at our U.K. businesses, partially offset by increased heating and cooling product sales in North America.  Gross profit increased $0.6 million and gross margin increased 80 basis points to 30.8 percent, primarily due to favorable sales mix.  SG&A expenses increased $3.9 million, primarily due to the absence of $4.6 million of recoveries from business interruption insurance for the Airedale fire received in the prior year, partially offset by a $0.8 million favorable impact of foreign currency exchange rate changes.  Operating income of $12.7 million decreased $3.5 million compared with the prior year, primarily due to higher SG&A expenses, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at December 31, 2015 of $81.5 million, and an available borrowing capacity of $209.0 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, significant amounts of our cash and cash equivalents are held by our non-U.S. subsidiaries. We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the nine months ended December 31, 2015 was $65.4 million, a $21.3 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, partially offset by lower operating earnings in the current year.  Capital expenditures of $42.3 million during the first nine months of fiscal 2016 increased $0.4 million compared with the same period in fiscal 2015.

In October 2015, our Board of Directors approved a 12-month, $50.0 million share repurchase program. During the third quarter of fiscal 2016, we repurchased $2.1 million of shares under this program.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants.  Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of December 31, 2015 and expect to remain in compliance through the remainder of fiscal 2016 and beyond.

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

Market Risks:

●	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

●	The impact of potential increases in commodity prices, particularly our exposure to the changing prices of aluminum, copper, steel and stainless steel (nickel);

●	Our ability to successfully manage commodity risk and/or pass increasing commodity prices on to customers as well as the inherent lag in timing of such pass-through pricing; and

●	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental emissions standards.

Operational Risks:

●	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

●	Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

●	Our ability to effectively and efficiently realize expected commercial and operational efficiencies and associated cost savings and other benefits associated with our Strengthen, Diversify and Grow transformational strategy;

●	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

●	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

●	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

●	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

●	Complexities and inefficiencies introduced by the September 2013 fire at our Airedale facility in the U.K., including our ability to complete our relocation to the new facility in an efficient and timely manner while continuing to meet customer demands;

●	Our ability to effectively and efficiently complete restructuring activities in our Europe segment and realize expected cost reductions and increased competitiveness and profitability as a result;

●	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

●	Costs and other effects of the remediation of environmental contamination;

●	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

●	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

●	Costs and other effects of unanticipated litigation or claims, and the increasing pressures associated with rising healthcare and insurance costs.

Strategic Risks:

●	Our ability to identify and execute appropriate opportunities to enable us to achieve our Strengthen, Diversify and Grow transformational strategy in order to position us for long-term success.

Financial Risks:

●	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

●	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

●	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2016, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2015	_______	_______	_______	$50,000,000

November 1 – November 30, 2015	90,000	$8.91	90,000	$49,198,455

December 1 – December 31, 2015	140,000	$9.12	140,000	$47,921,782

Total	230,000	$9.04	230,000

(1)	In October 2015, the Board of Directors approved a 12-month, $50.0 million share repurchase program, which allows the Company to repurchase Modine common stock at its discretion.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: February 3, 2016

*	Executing as both the principal financial officer and a duly authorized officer of the Company