Form 10-K
period 2016-03-31
MODINE MANUFACTURING CO
filed 2016-05-26
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
Yes ☐    No ☑

Approximately 96 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $365 million based upon the market price of $7.87 per share on September 30, 2015, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,426,529 at May 23, 2016.

An Exhibit Index appears at pages 75-77 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2016 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

Table of Content
(This page intentionally left blank.)

Table of Content
PART I

ITEM 1.	BUSINESS.

Modine Manufacturing Company specializes in providing innovative thermal management solutions.  We are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and for sale into a wide array of building, industrial and refrigeration markets.  Our products include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, building heating, ventilating and air conditioning (“HVAC”) equipment, and coils.  Our primary customers across the globe are:

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

History

Modine was incorporated under the laws of the State of Wisconsin on June 23, 1916 by its founder, Arthur B. Modine.  Mr. Modine’s “Turbotube” radiators became standard equipment on the famous Ford Motor Company Model T.  When he died at the age of 95, A.B. Modine had personally been granted more than 120 U.S. patents for his heat transfer innovations.  On the cusp of our 100th year in business, the standard of innovation exemplified by A.B. Modine remains the cornerstone of Modine today.

Terms and Year References

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, unless the context otherwise requires, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to a particular year mean the fiscal year ended March 31 of that year, unless indicated otherwise.

Business Strategy and Results

We focus on thermal management leadership and highly engineered product and service innovations for diversified, global markets and customers.  We create value by focusing on customer partnerships and providing innovative solutions for our customers' thermal management challenges using cost-effective designs and material technology.

During fiscal 2016, we launched our Strengthen, Diversify and Grow strategic transformation in order to position our business for long-term success. We aim to strengthen our business by, among other things, i) right-sizing our cost structure and ii) implementing a more global, product-based organization to capture synergies across our core business, effectively meet the needs of our global customers, and improve our speed to market. In addition, we aim to diversify through expanding our non-vehicular businesses, and grow through both organic and inorganic opportunities.

Our top five customers are in three different markets – automotive, commercial vehicle, and off-highway – and our ten largest customers accounted for 63 percent of both our fiscal 2016 and 2015 sales.  In fiscal 2016, 63 percent of our total sales were generated from customers outside of the U.S., with 54 percent of total sales generated by foreign operations and 9 percent generated by exports from the U.S.  In fiscal 2015, 64 percent of our total sales were generated from customers outside of the U.S., with 55 percent of total sales generated by foreign operations and 9 percent generated by exports from the U.S.  In fiscal 2014, 66 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 10 percent generated by exports from the U.S.

Table of Content
During fiscal 2016, our consolidated sales were $1.35 billion, a 10 percent decrease from $1.50 billion in fiscal 2015.  The decrease from fiscal 2015 was primarily due to a $110 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar and lower sales volume to off-highway customers due to market weakness.  During fiscal 2016, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans.  See Note 17 of the Notes to Consolidated Financial Statements for additional information.  As a result of lump-sum payouts during fiscal 2016, we recorded $42 million of non-cash pension settlement losses to costs of sales ($9 million) and selling, general, and administrative (“SG&A”) expenses ($33 million).  Gross profit decreased $23 million to $224 million in fiscal 2016 compared with the prior year, primarily due to the pension settlement losses and an unfavorable impact from changes in foreign currency exchange rates.  SG&A expenses increased to $205 million in fiscal 2016, compared with $184 million in fiscal 2015, primarily due to the pension settlement losses.

In an effort to optimize our cost structure and improve efficiency of our operations, we have engaged in various restructuring activities in recent years, including in fiscal 2016, in support of our Strengthen, Diversify and Grow strategic platform.  As a result, we recorded $17 million of restructuring expenses during fiscal 2016.  In addition, we recorded a $10 million asset impairment charge related to a manufacturing facility in Germany.  See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Also during fiscal 2016, we recorded a $10 million gain within other income related to an insurance settlement for equipment losses resulting from a fire at a manufacturing facility in the U.K.  See Note 2 of the Notes to Consolidated Financial Statements for additional information.

Our operating loss was $8 million in fiscal 2016, which compares to operating income of $53 million in the prior year.  This decline in earnings was primarily due to $42 million of pension settlement losses, higher restructuring expenses, and an unfavorable impact from changes in foreign currency exchange rates.

A key metric by which we measure our performance is return on average capital employed (“ROACE”).  We define ROACE as operating income, less restructuring expenses, impairment charges, certain other adjustments, income tax at a 30 percent rate, and earnings attributable to noncontrolling interest; divided by the average of debt plus Modine shareholders’ equity.  We have established a long-term goal of achieving ROACE of 15 percent.  Our ROACE improved 60 basis points in fiscal 2016 to 8.4 percent compared with 7.8 percent in fiscal 2015.  The increase in ROACE in fiscal 2016 primarily resulted from a decrease in the shareholders’ equity component of capital employed.  This decrease in shareholders’ equity was primarily attributable to $68 million of foreign currency translation losses, most of which occurred in late fiscal 2015.

Table of Content
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

(in millions)	Fiscal 2016	Fiscal 2015
Operating (loss) income	$(7.5)	$52.7
Restructuring expenses	16.6	4.7
Impairment charges	9.9	7.8
Pension settlement losses	42.1	-
Other adjustments (a)	2.1	-
Subtotal	63.2	65.2
Tax applied at 30% rate	(19.0)	(19.6)
Noncontrolling interest	(0.6)	(1.0)
Operating income - adjusted	$43.6	$44.6

Average capital employed (see calculation below)	$519.7	$570.5

ROACE	8.4%	7.8%

Capital employed (debt + Modine shareholders' equity):
Beginning of fiscal year	$504.7	$589.2
June 30	522.9	604.5
September 30	512.5	582.0
December 31	519.7	572.0
End of fiscal year	538.8	504.7
Average capital employed (b)	$519.7	$570.5

(a)	In fiscal 2016, other adjustments primarily consisted of environmental charges related to a previously-owned manufacturing facility. In fiscal 2015, other adjustments consisted of a $3 million charge associated with a legal matter in Brazil and a $3 million gain on the sale of a wind tunnel in Germany.
(b)	Average capital employed represents the sum of capital employed for the five most recent quarter-end dates, divided by five.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2016	Fiscal 2015
Commercial vehicle	34%	34%
Automotive	29%	27%
Off-highway	15%	18%
Building HVAC	13%	12%
Other	9%	9%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC products, some of which are divisions of larger companies.  The markets for our products continue to be very dynamic.  Our traditional OEM customers are faced with dramatically increased international competition and have expanded their global manufacturing footprints to compete in local markets.  In addition, consolidation within the supply base and vertical integration have introduced new or restructured competitors to our markets.  Some of these market changes have caused us to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  As a result, we have expanded and continue to expand our geographic footprint, in part to provide more flexibility to serve our customers around the globe.  Our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.  It can also introduce risk, to the extent that these requests may require the reallocation of resources at times when actual business awards are pending.

Table of Content
Business Segments

We have assigned specific operations to segments based principally on defined markets and geographic locations.  Each operating segment is managed by a vice president and has separate financial results reviewed by our chief operating decision maker.  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources among our various businesses.  During fiscal 2016, we combined our North America and South America segments into the Americas segment to streamline operations, gain synergies and improve our cost structure.  There was no impact to our consolidated financial statements as a result.  Financial information related to our operating segments is included in Note 21 of the Notes to Consolidated Financial Statements.

Americas, Europe, and Asia Segments

The continued globalization of our OEM customer base requires us to manage our strategic approach, product offerings and the competitive environment on a global basis.  This trend offers significant opportunities for us with our market positioning, including our presence in key global markets (U.S., Europe, Brazil, China, India, South Korea, Japan, and Mexico) and a global product-based organization with the expertise to solve technical challenges.  We are recognized for having strong technical support, product breadth, and the ability to support global standard designs for our customers.

Each of our main vehicular competitors, AKG Group, BorgWarner, Dana Corporation, Delphi Corporation, Denso Corporation, Mahle Behr, Tata Toyo, TitanX, T. Rad Co. Ltd., Valeo SA, Visteon Corporation, and Zhejiang Yinlun Machinery Co. Ltd., have a multi-regional or worldwide presence.  Increasingly, we face heightened competition as these competitors expand their product offerings and manufacturing footprints through expansion into low-cost countries or low-cost sourcing initiatives.  In addition, competitors from some low-cost regions are beginning to expand into new geographic OEM markets.

The Americas, Europe, and Asia segments represent our original equipment segments and serve the commercial vehicle, automotive, and off-highway markets.  In addition, our Americas segment provides custom-designed heat exchangers, utilizing microchannel, heat recovery, and round tube plate fin coils, to the commercial refrigeration, residential heating, and commercial heating and air conditioning markets.  The Americas segment also serves Brazil’s automotive and commercial vehicle aftermarkets.  The following summarizes the primary markets served by our original equipment segments:

Commercial Vehicle

Market Overview – During fiscal 2016, the North America commercial vehicle market remained relatively flat compared with the prior year.  We expect this market will weaken in fiscal 2017, particularly the market for heavy-duty trucks.  Slow economic growth conditions and soft freight fundamentals suggest uneven demand in fiscal 2017; this, coupled with an expectation of continued governmental focus on emissions reductions and fuel efficiency improvements, is causing uncertainty for truck fleets.  In South America, the commercial vehicle market has experienced significant volume declines in the past two fiscal years, and we expect this market to remain depressed in fiscal 2017.  In Europe, the commercial vehicle market experienced moderate growth in fiscal 2016, and we expect this trend to continue in fiscal 2017.  In Asia, we anticipate continued market growth during fiscal 2017.

Other trends influencing the commercial vehicle market include a call by global commercial vehicle manufacturers to standardize U.S., Canadian, and Eurozone emission regulations.  Global standardization would likely lead to further consolidation of our customer base and competitors, as they leverage higher volumes, consolidate development costs, and rationalize distribution channels.  Additionally, truck manufacturers are evaluating alternative powertrains and fuels, electrification, waste heat recovery, and other technologies aimed to improve vehicle efficiency, all of which could present opportunities for us.

Table of Content
OEMs continue to expect greater supplier support and seek new technology solutions at lower prices for their thermal management needs.  In general, this creates a challenge to us and the entire supply base, but also provides an opportunity for suppliers, like Modine, who develop innovative solutions at a competitive cost.  Global standardization, fuel economy, and emissions regulations are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products that we are well positioned to support.

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

Primary Competitors – Mahle Behr; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Automotive

Market Overview – The global automotive market improved in most regions during fiscal 2016.  We expect this trend to continue in fiscal 2017, supported by favorable oil prices and monetary policies.  The automotive market is gradually beginning to move away from traditional internal combustion engines towards alternative powertrains, such as electric, hybrid, and fuel cell.  This shift is expected to increase the thermal management requirements for these vehicles, and we are capitalizing on this trend by applying our base heat transfer components to new applications.  We expect our global automotive market production to increase in fiscal 2017, with modest market improvements in North America and Europe and stronger improvement in Asia.

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

Primary Competitors – Mahle Behr; Dana Corporation; Delphi Corporation; Denso Corporation; Visteon Corporation; BorgWarner; and Valeo SA.

Off-Highway

Market Overview – Many global off-highway markets declined during fiscal 2016.  The construction market was mixed in fiscal 2016, as some regions began to show signs of improvement during the year while others remained depressed.  The U.S. agricultural market remains under pressure from low commodity prices and associated demand, a trend that we expect to continue in fiscal 2017.  We expect this market will continue to be negatively impacted by higher used equipment inventories, which could suppress new equipment sales, and the uncertain interest rate environment.  The mining equipment markets are showing little signs of improving in fiscal 2017, especially in the U.S.  Many mining equipment buyers continued to cut capital investment plans in fiscal 2016, as the market progressed through a multiple-year cycle of demand declines.  The European construction and agricultural equipment markets experienced modest improvement in fiscal 2016 as Eurozone economic conditions slowly improved, aided by monetary stimulus efforts.  We expect these markets will be flat or slightly down in fiscal 2017.  In South America, we anticipate continued declines in the agricultural market in fiscal 2017.  In Asia, we expect the China and Korea excavator markets to stabilize, as these markets have progressed through a multiple-year cycle of declining demand since the construction peak in fiscal 2011.

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

Table of Content
Building HVAC Segment

Market Overview – After two consecutive years of strong growth, the North America heating market contracted slightly in fiscal 2016, primarily due to warmer-than-normal winter temperatures.  We expect modest improvement in the North America heating market in fiscal 2017.  We anticipate market demand for our data center cooling, ventilation, and geothermal heat pump products to increase in fiscal 2017.  We expect continued growth in demand for data and connected devices, coupled with increasing requirements for energy-efficient and green solutions, will continue to drive increased demand for our data center cooling products and, in particular, our high-density and free-cooling solutions.  Likewise, we expect improvement in construction markets and energy efficiency legislation to drive increased demand for our ventilation and geothermal products.

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

Geographical Areas

We maintain administrative organizations in four geographical regions – North America, South America, Europe, and Asia – to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

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

Exports

Export sales from the U.S. to foreign countries as a percentage of net sales were 9 percent in both fiscal 2016 and 2015 and 10 percent in fiscal 2014.

We believe our international presence has positioned us to share profitably in the anticipated long-term growth of the global vehicular, commercial, industrial, and building HVAC markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Table of Content
Foreign and Domestic Operations

Financial information relating to our foreign and domestic operations is included in Note 21 of the Notes to Consolidated Financial Statements.

Customer Dependence

Our ten largest customers, certain of which are conglomerates, accounted for 63 percent of our sales in fiscal 2016.  These customers, listed alphabetically, were: BMW; Caterpillar; Daimler AG (including Daimler Trucks, Mercedes- Benz, Mitsubishi Fuso Trucks, Thomas Buses and Western Star Trucks); Deere & Company; Denso Corporation; FCA Italy S.p.A. (including Chrysler, CNH, Fiat, Iveco, and VM Motori); Ford Motor Co.; Navistar; Volkswagen AG (including Audi, MAN, Porsche, and Scania); and Volvo.  In both fiscal 2016 and 2015, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.  In fiscal 2014, Daimler AG was the only customer that accounted for 10 percent or more of our sales.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration and may include provisions that adjust sales prices in the future.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2017 and beyond.

Raw Materials

We purchase aluminum, nickel and steel from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is highly concentrated between two global suppliers.  We normally do not experience material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  We typically adjust metals pricing with our raw material and major fabricated component suppliers on a quarterly basis.  When possible, we have made material pass-through arrangements with key customers, which allow us to pass material cost increases and decreases to our customers.  When utilized, however, these pass-through arrangements are typically limited to the underlying cost of the material based upon the London Metal Exchange, and do not include related premiums or fabrication costs.  In addition, there can often be a three-month to one-year lag between the time of the material price increase or decrease and the time that we adjust the price with our customer.

Patents

We own or license numerous patents related to our products and operations.  These patents and licenses have been obtained over a period of years and expire at various times.  Because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. We consider each of our patents, trademarks and licenses to be of value and aggressively defend our rights throughout the world against infringement. We have been granted and/or acquired more than 2,200 patents worldwide over the life of our company.

Research and Development

We remain committed to our vision of creating value through technology and innovation.  We focus our engineering and R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the commercial vehicle, automotive, construction, agricultural, industrial, and building HVAC markets.  Our products and systems are typically aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent global emissions and energy efficiency requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

Table of Content
R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $61 million in fiscal 2016 and $62 million in both fiscal 2015 and 2014.  Over the last three years, R&D expenditures have been between 4 and 5 percent of sales.  This level of investment reflects our continued commitment to R&D in an ever-changing market.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include next generation aluminum radiators, charge air coolers and waste heat recovery systems for the automotive, commercial vehicle, agricultural and construction markets; and EGR technology, which enable our customers to efficiently meet tighter regulatory emission standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine, building HVAC, and coils products.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on technical topics of interest to us for practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capability.

Quality Improvement

Through our global Quality Management System (“QMS”), our manufacturing facilities in our Americas, Europe and Asia segments are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services from every facility.  While customer expectations for performance, quality and service continue to rise, our QMS has allowed us to drive improvements in quality performance and has enabled the ongoing delivery of products, service and value that meet or exceed customer expectations.

The global QMS operates within the context of the Modine Operating System (“MOS”), which focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.  We drive sustainable and systematic continuous improvement throughout all functional areas and operating segments of the organization by utilizing the principles, processes and behaviors that are core to these systems.

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

In fiscal 2016, our carbon emissions, resulting from our on-site use of natural gas and propane and from our use of electricity generated by off-site sources, decreased 6 percent compared with the prior year, representing our lowest emissions level over the past five years. We will continue to identify and implement carbon reduction opportunities when feasible over the upcoming fiscal year.

During fiscal 2016, our water consumption was relatively flat compared with fiscal 2015.  Over the past five years, we have realized a cumulative 31 percent decrease in our water usage, using approximately 38 million fewer gallons in fiscal 2016 than in fiscal 2011.  As in previous years, we continue to systematically identify opportunities and implement measures to reduce waste and conserve natural resources within the EMS structure.

Manufacturing by-products consisting of solid wastes and volatile organic air emissions were relatively flat year-over-year. We are actively pursuing alternative manufacturing processes that use more environmentally-friendly materials.

Our commitment to environmental stewardship is reflected in our reporting of chemical releases, as monitored by the United States Environmental Protection Agency's Toxic Chemical Release Inventory program. Our U.S. locations decreased their reported chemical releases by 98 percent over the 10-year period from 2004 to 2014. This long-term improvement is the result of manufacturing efficiencies and a transition to more environmentally-friendly manufacturing technologies and raw materials.

Our product portfolio reflects our sense of environmental responsibility.  We continue our development and refinement of environmentally-friendly product lines, including oil, fuel, and EGR coolers for diesel applications, light-weight and high-performance powertrain cooling heat exchangers, and our Advanced Cooling System technology. These products provide increased fuel economies and enable combustion technologies that reduce harmful gas emissions. Our Building HVAC product offerings, including the Airedale SchoolMate geothermal heat pump; the EffinityTM, a condensing gas-fired unit heater with industry-leading efficiencies; and the AtherionTM Commercial Packaged Ventilation System, are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs.  Our geothermal products feature innovative heat pump technologies, providing energy savings and reduced carbon emissions in both heating and cooling seasons.

Table of Content
Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection, or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Two of our currently-owned manufacturing facilities and three formerly-owned properties have been identified as requiring soil and/or groundwater remediation.  Environmental liabilities for investigative work and remediation at sites in the United States, Brazil, and the Netherlands totaled $5 million at March 31, 2016.

We recorded a fiscal 2016 global Recordable Incident Rate (“RIR” as defined by OSHA) of 1.63, which was unchanged compared with our RIR in fiscal 2015.  Our long-term safety performance, as indicated by RIR, improved 20 percent over the past five years.  We have consistently out-performed the private-industry RIR average for the manufacturing sector, which, by comparison was 4.0 in 2014.

For our U.S. locations, annual workers’ compensation claims reported in fiscal 2016 decreased for the second consecutive year, representing a 70 percent improvement over the past five years. We attribute these lower claims to the continued strengthening of our safety culture.

Our behavior-based safety program is a proactive global effort under which we seek to correct at-risk behaviors, and positively reinforce safe behaviors. Building further on behavior-based safety, we introduced process stream safety to our Americas segment facilities this past fiscal year. This in-depth evaluation and correction of workplace conditions further engages employees to eliminate safety risks. Our focus on behavior-based safety and process stream safety are part of our long-term commitment to strengthen our safety culture.

Employees

We employed approximately 7,100 persons worldwide as of March 31, 2016.

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

Working Capital

We manufacture products for the original equipment markets on an as-ordered basis, which makes large inventories of finished products unnecessary.  In our Building HVAC segment, we maintain varying levels of finished goods inventory due to seasonal demand and certain sales programs.  In these areas, we make use of extended payment terms, not to exceed 90 days, for our Building HVAC customers on a limited basis.  In Brazil, within our Americas segment, we maintain higher levels of aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  We do not experience a significant number of returned products within any of our operating segments.

Available Information

Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents:

Table of Content
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

All of the reports and corporate governance documents referenced above and other materials relating to corporate governance may also be obtained without charge by contacting Corporate Secretary, Modine Manufacturing Company, 1500 DeKoven Avenue, Racine, Wisconsin 53403-2552.  We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 1A.	RISK FACTORS.

In the ordinary course of our business, we face various market, operational, strategic, and financial risks. These risks could have an impact on our business, financial condition, and results of operations. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could adversely affect us and cause our results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

Customer and Supplier Matters

Our OEM business, which currently accounts for approximately 81 percent of our net sales, is dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends in the markets we serve as our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in production levels for current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations and financial condition.

Our OEM customers continually seek price reductions from us.  These price reductions adversely affect our results of operations and financial condition.

We face continuous price-reduction pressure from our OEM customers.  Virtually all OEMs impose aggressive price-reduction initiatives upon their suppliers, and we expect such actions to continue in the future.  In response, we must reduce our operating costs in order to maintain profitability.  We have taken, and will continue to take, steps to reduce our operating costs to offset customer price reductions; however, price reductions adversely affect our profit margins and are expected to do so in the future.  If we are unable to avoid price reductions for our customers, or if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations and financial condition could be adversely affected.

Table of Content
If we were to lose business with a major OEM customer, our net sales and profitability could be adversely affected.

Deterioration of a business relationship with a major OEM customer could cause our sales and profitability to suffer.  We principally compete for new business both during the initial development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to marketing such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major OEM customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, strong demand, capacity limitations, financial instability, or other problems experienced by our suppliers could result in shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Fluctuations in costs of materials (including aluminum, steel, copper, nickel, other raw materials and energy) could place significant pressure on our results of operations.

Increases in the costs of materials could have a significant effect on our results of operations and on those of others in our industry.  We have sought to alleviate this risk by including material pass-through provisions in our customer contracts when possible.  Under these arrangements, we can pass certain material cost increases and decreases to our customers.  However, where these pass-through arrangements are utilized, there can often be a three-month to one-year lag between the time of the material increase or decrease and the time of the pass-through.  To further mitigate our exposure, we have, from time to time, entered into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

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

Competitive Environment

We face strong competition.

The competitive environment continues to be dynamic as our traditional OEM customers, faced with intense international competition, have expanded their sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies.  In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets.  Increased competition could adversely affect our business and our results of operations.

Table of Content
Exposure to Foreign Currencies

As a global company, we are subject to foreign currency rate fluctuations, which may affect our financial results.

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in foreign currencies, including the euro, British pound, Brazilian real and others.  Our sales and profitability are affected by movements of the U.S. dollar against foreign currencies in which we generate sales and incur expenses.  To the extent that we are unable to match sales in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be lower because the applicable local currency will be translated into fewer U.S. dollars.  In certain instances, currency rate fluctuations may create pricing pressure relative to competitors quoting in different currencies, which could result in our products becoming less competitive.  Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar, euro, British pound or Brazilian real, could have an adverse effect on our results of operations and financial condition.

B.	OPERATIONAL RISKS

Challenges of Maintaining a Competitive Cost Structure

We may be unable to maintain competitive cost structures within our business.

As part of the “Strengthen” objective of our Strengthen, Diversify and Grow transformational strategy, we are transitioning to a more global, product-based organization.  We have engaged in restructuring activities in our Americas and Europe segments in efforts to optimize our manufacturing footprint and cost structure.  These restructuring activities include the consolidation of manufacturing facilities in North America and Europe, as well as targeted headcount reductions that will support our objective of reducing operational and SG&A cost structures.  In addition, we are focused on reducing costs for materials and services through targeted adjustments and negotiations with our supply base.  Our successful execution of these initiatives is critical to enable us to establish a cost environment that will increase and sustain our long-term competitiveness.

Challenges of Product Launches

We are in the midst of launching a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We commit significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity in each of our segments, we must appropriately manage these launches, and deploy our operational and administrative resources to take advantage of this increase in our business.  If we do not successfully launch the products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in production inefficiencies or asset impairment charges.

Complexities of Global Presence

We are subject to risks related to our international operations.

We have manufacturing and technical facilities located in North America, South America, Europe, Asia, and Africa.  In fiscal 2016, 54 percent of our sales were from non-U.S. operations.  Consequently, our global operations are subject to numerous risks and uncertainties, including changes in monetary and fiscal policies, trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, incompatible business practices, and international terrorism.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

Table of Content
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

We own significant intellectual property, including a large number of patents, trademarks, copyrights and trade secrets.  Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve.  As we expand our operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite our efforts to protect them.  Developments or assertions by or against us relating to intellectual property rights could adversely affect our business and results of operations.

Information Technology Systems

We may be adversely affected by any disruption in, or breach of, our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions.  A substantial disruption in our information technology systems for a prolonged time period, or a material breach of our information security, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, adversely affecting our customer service and relationships as well as our reputation.  We recognize the volume of cyber attacks is increasing; therefore, we employ commercially practical efforts to avoid such attacks, regardless of source, and provide reasonable assurance that we can appropriately mitigate an attack, should it occur.  Each year, we evaluate our threat profile and our countermeasures in a continuing effort to maintain the integrity of our systems and data.  In addition, our systems might be damaged or interrupted by other natural or man-made events (caused by us, by our service providers or others).  Such delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Claims and Litigation

We may incur material losses and costs as a result of warranty and product liability claims and litigation or other legal proceedings.

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

Table of Content
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

C.	STRATEGIC RISK

Growth Strategies

Inability to identify and execute on inorganic- and organic-growth opportunities may adversely impact our business and operating results.

As part of the “Grow” objective of our Strengthen, Diversify and Grow transformational strategy, we expect to aggressively pursue acquisitions in “industrial” markets and expand our market share in high-growth engine and powertrain cooling areas through focused research and development activities and commercial pursuits.  There can be no assurance we will be able to identify attractive acquisition targets and/or organic growth opportunities.  If we are unable to successfully complete such transactions in the future, our growth may be limited.  In addition, recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Market trends and regulatory requirements may require additional funding for our pension plans.

We have several defined benefit pension plans that cover most of our domestic employees hired on or before December 31, 2003.  Our funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded balance of $90 million.  During fiscal 2017, we anticipate making funding contributions totaling approximately $8 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate tables, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our liquidity position could be adversely affected.

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

Table of Content
ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate manufacturing facilities in the U.S. and multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and tooling facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Bonlanden, Germany; Sao Paulo, Brazil; Leeds, United Kingdom; Changzhou, China; and Chennai, India.

The following table sets forth information regarding our principal properties as of March 31, 2016.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
Americas Segment
Lawrenceburg, TN	553,800 sq. ft.	Manufacturing	143,800 Owned; 410,000 Leased
Nuevo Laredo, Mexico	465,800 sq. ft.	Manufacturing	399,200 Owned; 66,600 Leased
Sao Paulo, Brazil	342,900 sq. ft.	Manufacturing & technology center	Owned
Jefferson City, MO	220,000 sq. ft.	Manufacturing	162,000 Owned; 58,000 Leased
Washington, IA	165,400 sq. ft.	Manufacturing	148,800 Owned; 16,600 Leased
McHenry, IL	164,700 sq. ft.	Manufacturing (closed)	Owned
Trenton, MO	159,900 sq. ft.	Manufacturing	Owned
Joplin, MO	139,500 sq. ft.	Manufacturing	Owned
Laredo, TX	45,000 sq. ft.	Warehouse	Leased

Europe Segment
Bonlanden, Germany	205,300 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	220,600 sq. ft.	Manufacturing	Owned
Mezökövesd, Hungary	154,000 sq. ft.	Manufacturing	Owned
Pontevico, Italy	150,700 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	125,900 sq. ft.	Manufacturing	48,400 Owned; 77,500 Leased
Wackersdorf, Germany	109,800 sq. ft.	Assembly	Owned
Kirchentellinsfurt, Germany	107,600 sq. ft.	Manufacturing (closed)	Owned
Uden, Netherlands	89,600 sq. ft.	Manufacturing	60,600 Owned; 29,000 Leased
Neuenkirchen, Germany	76,400 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,300 sq. ft.	Manufacturing	Leased

Asia Segment
Chennai, India	118,100 sq. ft.	Manufacturing	Owned
Yangzhou, China	115,800 sq ft.	Manufacturing (Joint Venture)	Leased
Changzhou, China	107,600 sq. ft.	Manufacturing	Owned
Shanghai, China	80,300 sq. ft.	Manufacturing	Leased
Cheonan, South Korea	46,300 sq. ft.	Manufacturing (Joint Venture)	Leased

Building HVAC Segment
Leeds, United Kingdom	246,500 sq. ft.	Administrative & manufacturing	Leased	(a)
Leeds, United Kingdom	104,400 sq. ft.	Administrative & manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	55,700 sq. ft.	Manufacturing	Leased (temporary)	(a)
Leeds, United Kingdom	27,200 sq. ft.	Warehouse	Leased (temporary)	(a)
Consett, United Kingdom	30,000 sq. ft.	Administrative & manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft.	Manufacturing	Leased
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	92,800 sq. ft.	Manufacturing	Owned

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

(a)	Our Leeds, United Kingdom facility suffered significant destruction as a result of a fire during fiscal 2014. While the damaged facility was being rebuilt, we transferred operations to other temporarily-leased facilities in Leeds, United Kingdom, which are included in the table above. These temporary leases expire in early fiscal 2017. See Note 2 of the Notes to Consolidated Financial Statements for further information.

Table of Content
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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age (as of March 31, 2016), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Scott L. Bowser	51
Vice President of Asia and Global Procurement (May 2015 – Present); Regional Vice President – Asia (July 2012 – May 2015); Regional Vice President – Americas (March 2009 – July 2012); Managing Director – Modine Brazil (April 2006 – March 2009); General Sales Manager – Truck Division (January 2002 – March 2006); Plant Manager at the Company’s Pemberville, OH plant (1998 – 2001).

Thomas A. Burke	58	President and Chief Executive Officer (April 2008 – Present); Executive Vice President and Chief Operating Officer (July 2006 – March 2008); and Executive Vice President (May 2005 – July 2006).

Margaret C. Kelsey	51
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

Michael B. Lucareli	47
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

Table of Content
Thomas F. Marry	55
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

Matthew J. McBurney	46
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

Holger Schwab	51	Regional Vice President – Europe (July 2012 – Present). Prior to joining Modine, Mr. Schwab held various leadership positions at Valeo in North America and Europe and at Thermal Werke.

Scott D. Wollenberg	47
Vice President – Americas (February 2016 – Present); Regional Vice President – North America (July 2012 – January 2016); Chief Technology Officer (July 2011 – May 2013); Vice President – Global Research and Engineering (May 2010 – June 2011).  In addition, from 1992 through 2010, Mr. Wollenberg held various engineering and product management positions at the Company.

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

Table of Content
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  The table below shows the range of high and low closing sales prices for our common stock for fiscal 2016 and 2015.  As of March 31, 2016, shareholders of record numbered 2,828.

	Fiscal 2016		Fiscal 2015
Quarter	High	Low	High	Low
First	$13.50	$10.60	$17.51	$13.46
Second	10.79	7.85	16.15	11.87
Third	9.62	7.91	13.96	11.25
Fourth	11.23	6.01	13.82	12.11

We did not pay dividends during fiscal 2016 or 2015.  Under our debt agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based on the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2017.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
3/31/11
3/31/12
3/31/13
3/31/14
3/31/15
3/31/16
Modine Manufacturing Company
Russell 2000 Index
S&P MidCap 400 Industrials Index

Table of Content
		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2011	2012	2013	2014	2015	2016
Modine Manufacturing Company	$100	$54.71	$56.38	$90.77	$83.46	$68.22
Russell 2000 Index	100	99.82	116.09	145.00	156.90	141.59
S&P MidCap 400 Industrials Index	100	102.77	127.93	158.01	168.47	164.16

ISSUER PURCHASES OF EQUITY SECURITIES

During fiscal 2016, our Board of Directors approved a $50.0 million share repurchase program, which expires in November 2016. During fiscal 2016, we repurchased $6.9 million of shares under this program.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

The following describes our purchases of common stock during the fourth quarter of fiscal 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	9,318 (a)	$6.28	———	$47,921,782

February 1 – February 29, 2016	413,831	$8.69	413,831	$44,326,469

March 1 – March 31, 2016	120,000	$9.86	120,000	$43,143,608

Total	543,149	$8.90	533,831

(a)
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

Table of Content
ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2016	2015	2014	2013	2012

Net sales	$1,352.5	$1,496.4	$1,477.6	$1,376.0	$1,577.2
(Loss) earnings from continuing operations	(1.0)	22.2	131.9	(22.8)	38.0
Total assets (a)	920.9	930.9	1,030.2	816.1	886.2
Long-term debt - excluding current portion	125.5	129.6	131.2	132.5	141.9
Net cash provided by operating activities	72.4	63.5	104.5	48.8	45.8
Expenditures for property, plant and equipment	62.8	58.3	53.1	49.8	64.4
(Loss) earnings per share from continuing operations - basic:	(0.03)	0.45	2.75	(0.52)	0.81
(Loss) earnings per share from continuing operations - diluted:	(0.03)	0.44	2.72	(0.52)	0.80

(a)
We adopted new deferred income tax accounting guidance for our fiscal year ended March 31, 2016.  The prior periods presented include the effects of our retrospective application of the guidance to conform to the current-period presentation.  As a result, total assets for the years ended March 31, 2012 through 2015 decreased $7.3 million, $2.7 million, $2.1 million, and $0.7 million, respectively.  See Note 1 of the Notes to Consolidated Financial Statements for additional information on this new accounting guidance.

The following factors impact the comparability of the selected financial data presented above:

•	During fiscal 2016, we recorded $42.1 million of non-cash pension settlement losses. See Note 17 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016, 2015, 2014, and 2013, we incurred $16.6 million, $4.7 million, $16.1 million and $17.0 million, respectively, of restructuring expenses. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016, 2015, 2014, 2013, and 2012, we recorded impairment charges of $9.9 million, $7.8 million, $3.2 million, $25.9 million, and $2.5 million, respectively. See Note 6 and Note 14 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016, we recorded a $9.5 million gain related to an insurance settlement for equipment losses. See Note 2 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016 and 2014, we reversed $3.0 million and $119.2 million, respectively, of deferred tax asset valuation allowances. See Note 8 of the Notes to Consolidated Financial Statements for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a worldwide leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 16 countries, and employ approximately 7,100 persons worldwide.

Our products are used in light-, medium- and heavy-duty vehicles, commercial heating, ventilation and air conditioning (“HVAC”) equipment, refrigeration systems and off-highway and industrial equipment.  Our broad product offerings include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, building HVAC equipment, and coils.

Table of Content
Company Strategy

During fiscal 2016, we launched our Strengthen, Diversify and Grow strategic transformation in order to position our business for long-term success.  Our main objectives under this platform include:

•	Strengthen: We will strengthen our business by right-sizing our cost structure by, among other things, implementing a more global, product-based organization. We believe this new organization will allow us to capture synergies among our vehicular, Building HVAC, and coils businesses and improve our speed to market. We aim to optimize our manufacturing footprint and drive cost reductions throughout our business, including reducing costs for materials and services through adjustments and negotiations with our supply base.
•	Diversify: We will invest significant financial and human resources in our industrial businesses, which includes our Building HVAC segment and our coils business. Our objective is to create a more balanced exposure to our end markets and decrease our customer concentration, while achieving better market recognition for these businesses.
•	Grow: We are focused on aggressively pursuing acquisitions in industrial markets and expanding our market share in high-growth engine and powertrain cooling areas.

Our Strengthen, Diversify and Grow objectives are harmonized with, and designed to lead us toward, the following established Enduring Goals, which continue to guide our day-to-day actions:

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  Our objectives include leveraging our strong balance sheet position to build a more balanced portfolio of thermal management products and services, reduce exposure to market cycles within our vehicular business, and decrease customer concentration.  To accomplish these objectives, we are actively pursuing higher-margin organic- and inorganic-growth opportunities, primarily in the building HVAC and coils markets.  We will also continue to focus significant attention on growing strategically important aspects of our vehicular business.  During fiscal 2016, we formed and assumed the controlling share of a joint venture, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd., in China.  We expect this joint venture will, among other benefits, expedite our introduction of stainless steel heat exchangers for commercial vehicle markets in China.

Table of Content
Operational and Financial Discipline

We operate in a dynamic, global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The competitiveness of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In order to optimize our cost structure and improve efficiency of our operations, we have engaged in restructuring activities in our Americas, Europe, and Building HVAC segments and at Corporate.  In addition, as costs for materials and purchased parts may rise from time to time due to increases in commodity markets, we seek low-cost country sourcing, when appropriate, and enter into contracts with some of our customers that provide for rising costs to be passed through to them on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term. We place particular emphasis on working capital improvement and prioritization of our capital investments.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2016 was based upon consolidated ROACE and operating income growth.  These performance goals drive alignment of management and shareholders’ interests in both our asset management decisions and earnings growth targets.  In addition, we provide a long-term incentive compensation plan for officers and certain employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock options, restricted stock, and performance-based stock awards.  The performance-based stock awards for the fiscal 2016 through 2018 performance period are based upon three-year average consolidated ROACE and three-year average annual revenue growth.

To aid in management’s focus on guiding our long-term strategies, we pursue our Enduring Goals set forth earlier.  These long-term goals serve as a constant reminder to the management team when making strategic decisions as stewards of our company.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a vice president and has separate financial results reviewed by our chief operating decision maker.  These results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.

Americas (43 percent of fiscal 2016 net sales)

Our Americas segment provides thermal management products to the commercial vehicle, off-highway, and automotive markets in North and South America.  Commercial vehicle markets served include Class 3-8 trucks, school and transit buses and other specialty vehicles.  Automotive markets served include automobiles, light trucks, and power sports (e.g. motorcycles and all-terrain vehicles).  Off-highway markets served include agricultural, construction, mining, and power generation equipment.  In addition, the Americas segment provides coils products to the commercial refrigeration, residential heating, commercial heating, and air conditioning markets and also serves Brazil’s automotive and commercial vehicle aftermarkets.

Sales volume in the Americas segment declined during fiscal 2016 compared with the prior year due to softening in certain end markets.  Market declines in the North America commercial vehicle and off-highway markets were partially offset by modest improvement in the automotive market, which remained relatively strong throughout fiscal 2016.  Market declines across Brazil’s OEM markets were accompanied by relatively flat aftermarket sales.  Our fiscal 2017 market outlook is mixed.  We expect the North America commercial vehicle market to continue to decline, especially for Class 8 trucks. We anticipate all other OEM markets in North America and Brazil to remain relatively flat in fiscal 2017.  We anticipate modest growth in Brazil aftermarket sales in fiscal 2017.  In general, we expect our markets will be constrained by slow global economic growth in the coming years.  We will, however, target higher-growth markets that we expect to benefit from rising efficiency standards, including the U.S. automotive and coils markets, which are influenced by fuel economy and building HVAC efficiency and air quality standards, respectively.

Table of Content
Our Americas segment will continue to focus on growth in the markets where its products and manufacturing footprint create a competitive advantage.  Our product strategy includes the use of standard “building blocks” to shorten development times and improve competitiveness.  We are focusing on improving our operating leverage through manufacturing improvements and a lower fixed-cost structure.  This includes launching new programs efficiently, as well as improving the utilization of our manufacturing footprint.  During fiscal 2016, we completed the transfer of production from our McHenry, Illinois manufacturing facility to other facilities within North America.  In addition, we announced a plan to close our Washington, Iowa manufacturing facility and are in the process of transferring the facility’s production to other manufacturing facilities within this segment, which we expect to complete in late fiscal 2017.  Our cost-reduction efforts, including the McHenry closure and various cost-saving initiatives in Brazil, have allowed us to improve our profitability despite the challenging market environment.

Europe (38 percent of fiscal 2016 net sales)

Our Europe segment provides powertrain and engine cooling systems, as well as vehicular climate control components, to OEM end markets, including the automotive, commercial vehicle, and off-highway markets.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.

Overall, economic conditions in Europe showed moderate growth during fiscal 2016, as compared with the prior year.  Sales to the commercial vehicle market experienced moderate growth, primarily driven by a further Euro 6 ramp-up, as compared with the prior year.  The premium automotive market experienced relatively strong growth during fiscal 2016, while the off-highway market remained relatively flat.  Sales volume growth, primarily within the automotive and commercial vehicle markets, was more than offset by an unfavorable impact of foreign currency exchange rate changes, primarily due to the strengthening of the U.S. dollar versus the euro.  During fiscal 2016, we recorded a $10 million asset impairment charge related to a manufacturing facility in Germany, which was generating pre-tax losses, resulting in management deciding to exit a certain product line in the future.

Our Europe segment is focused on continuous improvements, low-cost country sourcing and manufacturing footprint, and cost containment.  We expect continued price-reduction pressure from our customers, along with increased global customer service expectations and competition from competitors operating in low-cost countries.  Our objective with our restructuring activities in Europe continues to be improving segment ROACE and strengthening overall competitiveness.  As a result of our restructuring activities, we believe our Europe segment is well-positioned for improved long-term financial results, driven by our strong customer reputation for technology, service, and program management.

Asia (6 percent of fiscal 2016 net sales)

Our Asia segment provides powertrain cooling systems and engine products to customers in the commercial vehicle, off-highway, and automotive markets.

During fiscal 2016, Asia segment sales volume decreased slightly, primarily due to lower sales to off-highway customers in China and Korea, partially offset by an increase in automotive sales and new program launches.  Our manufacturing facility in Shanghai, China is continuing to ramp up production of aluminum oil coolers, and the production level at our manufacturing facility in Chennai, India has increased.  We expect this trend to continue in fiscal 2017.  Our technology, performance, quality, and reputation have enabled us to win new engine products business in Asia.  Emissions standards in China and India have generally lagged behind those in North America and Europe.  As a result, some local on- and off-highway powertrain cooling customers focus on price more than technology.  Due to the evolution of emission standards, we expect to benefit from additional powertrain and engine cooling opportunities; however, we expect the Asia markets to remain price-focused in the near term.  In January 2016, we assumed the controlling share of a newly-formed joint venture, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd., in China.  We expect this joint venture will expedite our introduction of stainless steel heat exchangers for the commercial vehicle market in China and expand opportunities for our EGR coolers in China as well.

Our strategy in this segment is to accelerate sales growth and achieve sustained profitability.  Our focus is on securing new business and further diversifying our product offering and customer base, while controlling costs and increasing our asset utilization and manufacturing capabilities.  We believe we are well positioned for growth and new programs in the future.

Table of Content
Building HVAC (13 percent of fiscal 2016 net sales)

Our Building HVAC segment manufactures and distributes a variety of HVAC products, primarily for commercial buildings and related applications in North America, Europe, the Middle East, Asia, and Africa. We sell our heating, ventilation and cooling products through various channels to consulting engineers, contractors and building owners for applications such as warehouses, repair garages, greenhouses, residential garages, schools, data centers, manufacturing facilities, hotels, hospitals, restaurants, stadiums, and retail stores.  Our heating products include gas, electric, oil and hydronic unit heaters, low-intensity infrared, and large roof-mounted direct- and indirect-fired makeup air units.  Our ventilation products include single-packaged vertical units and unit ventilators used in school room applications, air-handling equipment, and rooftop packaged ventilation units used in a variety of commercial building applications.  Our cooling products include precision air conditioning units used for data center cooling applications, air- and water-cooled chillers, ceiling cassettes, and geothermal heat pump products which are also used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements are growth drivers for our building HVAC products.  In fiscal 2016, sales volume for our North America ventilation products improved with demand.  Our North America heating sales volume remained relatively flat, as compared with the prior year.  During fiscal 2016, our Airedale business in the U.K. relocated into its new facility, which was rebuilt after a fire destroyed it in fiscal 2014.  During fiscal 2016, unfavorable currency conditions negatively impacted sales at our Airedale U.K. business and resulted in increased competition from other mainland European suppliers.

We expect growth in each of the HVAC markets we serve during fiscal 2017, although at varied rates.  The markets that we serve are heavily impacted by construction activity, building regulations, and owner/occupant comfort requirements.  Growth rates in these markets have strengthened recently, as manufacturing, housing, and business investment have increased.  We also anticipate modest growth in the North America heating market during fiscal 2017.  Our Building HVAC segment has grown through strategic acquisitions in recent years, such as Barkell, a manufacturer of custom air handling units located in the U.K., which we acquired in late fiscal 2014.  We will continue to pursue acquisitions in line with the growth objective of our Strengthen, Diversify and Grow strategic transformation.

Consolidated Results of Operations

During fiscal 2016, we announced our new Strengthen, Diversify and Grow strategic transformational framework.  Guided by this framework, we have commenced initiatives to, among other things, achieve global procurement savings and efficiencies, optimize our manufacturing footprint, implement a new global organizational structure, and reduce personnel costs.  We also formed and assumed the controlling share of a joint venture, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd., in China with Jiangsu Puxin Heat Exchange System Co., Ltd., in order to increase sales of certain products in China.

Fiscal 2016 net sales decreased $143 million, or 10 percent, from the prior year, primarily due to a $110 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar, and lower sales volume to off-highway customers, partially offset by higher sales volume to automotive customers. During fiscal 2016, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans.  See Note 17 of the Notes to Consolidated Financial Statements for additional information.  As a result of lump-sum payouts during the fiscal year, we recorded $42 million of non-cash pension settlement losses to costs of sales ($9 million) and SG&A expenses ($33 million).  During fiscal 2016, we recorded $17 million of restructuring expenses for activities, including Strengthen, Diversify and Grow initiatives, intended to optimize our cost structure and improve the efficiency of our operations.  We also recorded a $10 million asset impairment charge related to a manufacturing facility in Germany.  During fiscal 2016, our operating loss was $8 million, compared with operating income of $53 million in the prior year.  In addition, we recorded a $10 million gain within other income related to an insurance settlement for equipment losses resulting from the Airedale fire in fiscal 2014.

Fiscal 2015 net sales increased $18 million, or 1 percent, from the prior year, primarily due to higher sales volume to building HVAC, commercial vehicle, and automotive customers, partially offset by lower sales volume to off-highway customers and a $43 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar.  During fiscal 2015, we recorded $5 million of restructuring expenses and an $8 million goodwill impairment charge in Brazil.  Also in fiscal 2015, we sold a wind tunnel, which resulted in a gain of $3 million. Operating income of $53 million in fiscal 2015 increased $16 million compared with the prior year.

Table of Content
The following table presents our consolidated financial results on a comparative basis for the fiscal years ended March 31, 2016, 2015, and 2014.

	Years ended March 31,
	2016		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$1,353	100.0%	$1,496	100.0%	$1,478	100.0%
Cost of sales	1,129	83.5%	1,249	83.5%	1,240	83.9%
Gross profit	224	16.5%	247	16.5%	238	16.1%
Selling, general and administrative expenses	205	15.2%	184	12.3%	182	12.3%
Restructuring expenses	17	1.2%	5	0.3%	16	1.1%
Impairment charges	10	0.7%	8	0.5%	3	0.2%
Gain on sale of wind tunnel	-	-	(3)	-0.2%	-	-
Operating (loss) income	(8)	-0.6%	53	3.6%	37	2.5%
Interest expense	(11)	-0.8%	(12)	-0.8%	(12)	-0.8%
Other income (expense) – net	9	0.6%	-	-	(1)	-0.1%
(Loss) earnings from continuing operations before income taxes	(10)	-0.7%	41	2.8%	24	1.6%
Benefit (provision) for income taxes	9	0.6%	(19)	-1.3%	108	7.3%
(Loss) earnings from continuing operations	$(1)	-0.1%	$22	1.5%	$132	8.9%

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015:

Fiscal 2016 net sales decreased $143 million, or 10 percent, from the prior year, primarily due to lower sales in our Americas and Europe segments. Sales volume increases in our Europe segment were more than offset by a $76 million unfavorable impact of foreign currency exchange rate changes.  In total, our fiscal 2016 sales were negatively affected by a $110 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the strengthening of the U.S. dollar.

Gross profit decreased $23 million to $224 million in fiscal 2016, yet gross margin of 16.5 percent was consistent with the prior year.  The decrease in gross profit was primarily due to a $14 million unfavorable impact of foreign currency exchange rate changes, $9 million of pension settlement losses, and lower sales volume in the Americas segment, partially offset by lower material costs, improved production efficiencies, and cost-savings initiatives.

Fiscal 2016 SG&A expenses increased $21 million from the prior year.  The increase was primarily due to $33 million of pension settlement losses and the absence of $5 million of recoveries from business interruption insurance for the Airedale fire received in the prior year, partially offset by ongoing cost-control initiatives and a $10 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses increased $12 million in fiscal 2016 compared with the prior year, primarily due to severance expenses in the Europe and Americas segments and equipment transfer costs related to plant consolidation activities in the Americas segment.

In fiscal 2016, we recorded a $10 million impairment charge to write down the carrying value of a manufacturing facility in Germany to fair value.  In fiscal 2015, we recorded a goodwill impairment charge of $8 million in Brazil and recognized a gain of $3 million from the sale of a wind tunnel in Germany.

The operating loss of $8 million in fiscal 2016 represents a $61 million decline from $53 million of operating income in the prior year.  This decline was primarily due to $42 million of pension settlement losses, lower gross profit, higher restructuring expenses, and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by ongoing cost-control initiatives.

Other income during fiscal 2016 includes a $10 million gain related to an insurance settlement for equipment losses resulting from the Airedale fire in fiscal 2014.

Table of Content
Our benefit for income taxes was $9 million in fiscal 2016, compared with a provision for income taxes of $19 million in fiscal 2015.  This $28 million change was primarily due to $16 million of income tax benefits related to pension settlement losses in the current year, a decrease in pre-tax operating earnings, and a $3 million income tax benefit related to the reversal of a deferred tax asset valuation allowance in the current year.

Year Ended March 31, 2015 Compared with Year Ended March 31, 2014:

Fiscal 2015 net sales increased $18 million, or 1 percent, from the prior year, primarily due to sales increases in our Building HVAC and Asia segments, partially offset by lower sales in our Americas segment, as economic conditions in Brazil were weak, and in our Europe segment, where sales increases were more than offset by a $35 million unfavorable impact of foreign currency exchange rate changes.  In total, our fiscal 2015 sales were negatively affected by a $43 million unfavorable impact of foreign currency exchange rate changes, primarily associated with the strengthening of the U.S. dollar.

Gross profit increased $9 million to $247 million in fiscal 2015 and gross margin increased 40 basis points to 16.5 percent, primarily due to sales volume improvements and lower warranty costs.

Fiscal 2015 SG&A expenses increased $2 million from the prior year, primarily due to increased engineering and development costs and SG&A expenses at our Barkell business, which we acquired in the fourth quarter of fiscal 2014, partially offset by $5 million of recoveries from business interruption insurance during fiscal 2015 related to the Airedale fire.

Restructuring expenses decreased $11 million in fiscal 2015 compared with the prior year, primarily due to lower restructuring costs in our Europe segment, partially offset by higher severance expenses in our Americas segment.

In fiscal 2015, we sold a wind tunnel in Germany that we no longer considered to be a core asset, and recognized a gain of $3 million.  In addition, we recorded a goodwill impairment charge of $8 million related to Brazil.  In fiscal 2014, we recorded $3 million of impairment charges, primarily related to restructuring actions in our Europe segment.

Operating income of $53 million in fiscal 2015 increased $16 million compared with the prior year.  This improvement was primarily due to higher gross profit on increased sales volume, lower restructuring expenses, and the gain on the sale of the wind tunnel, partially offset by higher impairment charges and slightly higher SG&A expenses.

Our provision for income taxes was $19 million in fiscal 2015, compared with a benefit from income taxes of $108 million in fiscal 2014.  The provision for taxes in the U.S. totaled $9 million in fiscal 2015, compared with a significant benefit for taxes in fiscal 2014, which resulted primarily from the reversal of U.S. income tax valuation allowances totaling $119 million.  The provision for taxes in foreign jurisdictions totaled $10 million and $11 million in fiscal 2015 and 2014, respectively.

Earnings from discontinued operations of $1 million in fiscal 2015 related to a gain associated with the final collection of proceeds from the fiscal 2009 sale of our Electronic Cooling business.

Segment Results of Operations

During fiscal 2016, we combined our North America and South America segments into the Americas segment to streamline operations, gain synergies and improve our cost structure.  As a result, we recast the prior-period segment financial information to conform to the current-period presentation.  There was no impact to our consolidated financial statements as a result.

Table of Content
Americas

	Years ended March 31,
	2016		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$586	100.0%	$667	100.0%	$688	100.0%
Cost of sales	486	82.9%	558	83.7%	574	83.4%
Gross profit	100	17.1%	109	16.3%	114	16.6%
Selling, general and administrative expenses	55	9.4%	65	9.7%	62	9.0%
Restructuring expenses	9	1.5%	3	0.4%	1	0.2%
Impairment charges	-	-	8	1.2%	1	0.2%
Operating income	$36	6.2%	$33	5.0%	$50	7.2%

Americas net sales decreased $81 million, or 12 percent, in fiscal 2016 compared with the prior year.  Sales were lower in both North America and Brazil, including a $25 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $43 million, primarily due to lower sales volume to off-highway and commercial vehicle customers, partially offset by higher sales volume to automotive customers.  Sales volume to all markets in Brazil also declined during fiscal 2016, as economic conditions in Brazil remained weak.  Sales decreased  $21 million, or 3 percent, in fiscal 2015 compared with fiscal 2014, primarily due to lower sales in Brazil and a $9 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in North America, where higher sales volume to commercial vehicle customers were partially offset by lower sales volume to off-highway customers.

Gross profit decreased $9 million, yet gross margin increased 80 basis points to 17.1 percent in fiscal 2016.  The decrease in gross profit was primarily due to lower sales volume, a $3 million unfavorable impact of foreign currency exchange rate changes, and $2 million of environmental charges for investigative work related to a previously-owned manufacturing facility, partially offset by lower material costs, cost savings from the McHenry, Illinois manufacturing facility closure, and improved production efficiencies.  Gross profit decreased $5 million and gross margin decreased 30 basis points to 16.3 percent in fiscal 2015 compared with fiscal 2014, primarily due to lower sales volume in Brazil, partially offset by lower warranty costs and sales volume improvements in North America.

Fiscal 2016 SG&A expenses decreased $10 million from the prior year, primarily due to ongoing cost-control initiatives, the absence of a $3 million charge for a legal matter in Brazil in the prior year, and a $3 million favorable impact of foreign currency exchange rate changes.  Fiscal 2015 SG&A expenses increased $3 million from the prior year, primarily due to the $3 million charge for the legal matter in fiscal 2015.

In fiscal 2016, we recorded $9 million of restructuring expenses, primarily related to severance expenses associated with a voluntary retirement program in the U.S., and the planned closure of our Washington, Iowa manufacturing facility, which we expect to complete during fiscal 2017, and equipment transfer costs related to plant consolidation activities in North America.  In fiscal 2015, we recorded $3 million of restructuring expenses, primarily related to severance expenses in Brazil, to better align our cost structure with the market conditions in Brazil, and equipment transfer costs related to the closure of our McHenry, Illinois manufacturing facility, which we completed during fiscal 2016. We also recorded an $8 million goodwill impairment charge during fiscal 2015, primarily due to a decline in the financial outlook for Brazil.

Operating income of $36 million in fiscal 2016 increased $3 million compared with the prior year, primarily due to lower SG&A expenses and the absence of the goodwill impairment charge in the prior year, partially offset by lower gross profit and higher restructuring expenses. Operating income of $33 million in fiscal 2015 decreased $17 million compared with the prior year, primarily due to the goodwill impairment charge, lower gross profit, and higher SG&A and restructuring expenses.

Table of Content
Europe

	Years ended March 31,
	2016		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$524	100.0%	$578	100.0%	$584	100.0%
Cost of sales	456	87.0%	509	88.1%	513	87.9%
Gross profit	68	13.0%	69	11.9%	71	12.1%
Selling, general and administrative expenses	39	7.4%	44	7.6%	44	7.6%
Restructuring expenses	6	1.2%	2	0.4%	15	2.6%
Impairment charges	10	1.9%	-	-	2	0.3%
Gain on sale of wind tunnel	-	-	(3)	-0.6%	-	-
Operating income	$13	2.5%	$26	4.5%	$10	1.6%

Europe net sales decreased $54 million, or 9 percent, in fiscal 2016 compared with the prior year, primarily due to a $76 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to commercial vehicle and automotive customers.  Sales decreased $6 million, or 1 percent, in fiscal 2015 compared with fiscal 2014, primarily due to a $35 million unfavorable impact of foreign currency exchange rate changes and lower tooling sales, partially offset by increased sales volume to commercial vehicle and automotive customers.

Gross profit decreased $1 million, yet gross margin increased 110 basis points to 13.0 percent in fiscal 2016.  The gross margin increase was primarily due to higher sales volume and lower material costs.  In addition, gross profit was negatively impacted by $9 million from foreign currency exchange rate changes.  In fiscal 2015, gross margin decreased 20 basis points to 11.9 percent compared with fiscal 2014, primarily due to unfavorable sales mix, production inefficiencies caused by increased volume at certain manufacturing facilities and plant consolidation activities, and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by the absence of $4 million of accelerated depreciation recorded in fiscal 2014 for production equipment that is no longer used and lower warranty costs.

Fiscal 2016 SG&A expenses decreased $5 million from the prior year, primarily due to a $6 million favorable impact of foreign currency exchange rate changes.  Fiscal 2015 SG&A expenses of $44 million were consistent with the prior year, as higher engineering and development costs were offset by a favorable impact of foreign currency exchange rate changes.

In fiscal 2016, we recorded $6 million of restructuring expenses, primarily related to severance expenses.  In addition, we recorded a $10 million asset impairment charge.  These restructuring expenses and impairment charge primarily related to a manufacturing facility in Germany, which was generating pre-tax losses, resulting in management deciding to exit a certain product line in the future.  In fiscal 2015, we recorded $2 million of restructuring expenses, primarily due to plant consolidation activities, and we sold a wind tunnel for cash proceeds of $6 million, which resulted in a gain of $3 million.  In fiscal 2014, we recorded $15 million of restructuring expenses, primarily related to severance expenses, and $2 million of asset impairment charges.

Operating income of $13 million in fiscal 2016 decreased $13 million compared with the prior year, primarily due to an increase in restructuring expenses and impairment charges and the absence of a $3 million gain on the sale of a wind tunnel in the prior year, partially offset by lower SG&A expenses.  Operating income of $26 million in fiscal 2015 increased $16 million compared with the prior year, primarily due to a reduction in restructuring expenses and impairment charges and the gain from selling the wind tunnel.

Table of Content
Asia

	Years ended March 31,
	2016		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$79	100.0%	$81	100.0%	$72	100.0%
Cost of sales	67	84.5%	69	85.8%	63	87.5%
Gross profit	12	15.5%	12	14.2%	9	12.5%
Selling, general and administrative expenses	11	14.5%	12	13.9%	12	17.2%
Operating income (loss)	$1	1.0%	$-	0.3%	$(3)	-4.7%

Asia net sales decreased $2 million, or 3 percent, in fiscal 2016 compared with the prior year, primarily due to lower sales volume to off-highway customers in China and Korea and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and increased overall sales in India.  Sales increased $9 million, or 13 percent, in fiscal 2015 compared with fiscal 2014, primarily due to automotive program launches in China and increased overall sales in India, partially offset by lower sales volume to off-highway customers.

Gross margin increased 130 basis points to 15.5 percent in fiscal 2016 compared with the prior year, primarily due to favorable sales mix.  Gross profit increased $3 million and gross margin increased 170 basis points to 14.2 percent in fiscal 2015 compared with fiscal 2014, primarily due to higher sales volume.

Fiscal 2016 SG&A expenses decreased $1 million from the prior year, primarily due to cost-control initiatives, partially offset by acquisition-related costs associated with a joint venture that we formed in fiscal 2016.  See Note 3 to the Notes to Consolidated Financial Statements for additional information on this joint venture.  Fiscal 2015 SG&A expenses were consistent with the prior year, yet decreased as a percentage of sales.

Operating income of $1 million in fiscal 2016 increased $1 million compared with the prior year, primarily due to lower SG&A expenses.  Operating income of less than $1 million in fiscal 2015 represented a $3 million improvement compared with the operating loss in the prior year, and was primarily due to higher gross profit on increased sales volume.

Building HVAC

	Years ended March 31,
	2016		2015		2014
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$181	100.0%	$186	100.0%	$146	100.0%
Cost of sales	127	70.1%	130	70.0%	103	70.4%
Gross profit	54	29.9%	56	30.0%	43	29.6%
Selling, general and administrative expenses	39	21.6%	37	19.8%	34	23.2%
Restructuring expenses	1	0.6%	-	-	-	-
Operating income	$14	7.7%	$19	10.2%	$9	6.4%

Building HVAC net sales decreased $5 million, or 3 percent, in fiscal 2016 compared with the prior year, primarily due to a $6 million unfavorable impact of foreign currency exchange rate changes and lower sales at our businesses in the U.K., as unfavorable currency conditions resulted in increased competition from other mainland European suppliers, partially offset by increased ventilation product sales in North America.  Sales increased $40 million, or 27 percent, in fiscal 2015 compared with fiscal 2014, primarily due to a $23 million increase in sales at our businesses in the U.K. and increased heating product sales in North America, as we experienced a strong heating season in fiscal 2015.  The sales increase in the U.K. was primarily due to a $13 million increase in sales at Barkell, which we acquired in the fourth quarter of fiscal 2014, and the continuing recovery from the Airedale fire, which caused a temporary halt in production during the prior fiscal year.

Gross profit decreased $2 million in fiscal 2016 compared with the prior year, primarily due to a $1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased 10 basis points to 29.9 percent in fiscal 2016 compared with the prior year.  Gross profit increased $13 million and gross margin improved 40 basis points to 30.0 percent in fiscal 2015 compared with fiscal 2014, primarily due to higher sales volume.

Table of Content
Fiscal 2016 SG&A expenses increased $2 million from the prior year, primarily due to the absence of $5 million of recoveries from business interruption insurance for the Airedale fire received in the prior year, partially offset by lower engineering and development costs and a $1 million favorable impact of foreign currency exchange rate changes.  Fiscal 2015 SG&A expenses increased $3 million from the prior year, primarily due to additional costs from Barkell and increased expenses associated with higher sales levels, partially offset by the recoveries from business interruption insurance for the Airedale fire.

In fiscal 2016, we recorded $1 million of restructuring expenses, primarily related to severance expenses.

Operating income of $14 million in fiscal 2016 decreased $5 million compared with the prior year, primarily due to lower gross profit and higher SG&A expenses.  Operating income of $19 million in fiscal 2015 increased $10 million compared with the prior year, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at March 31, 2016 of $69 million, and an available borrowing capacity of $207 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, $49 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds would be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

During fiscal 2016, our Board of Directors approved a $50 million share repurchase program, which expires in November 2016.  We repurchased $7 million of shares under this program in fiscal 2016.  Our decision whether and to what extent to repurchase additional shares will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2016 was $72 million, an increase of $8 million from $64 million in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, including lower incentive compensation payments during fiscal 2016 and the timing of value-added tax payments.

Net cash provided by operating activities in fiscal 2015 was $64 million, a decrease of $41 million from $105 million in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, including higher incentive compensation payments during fiscal 2015 related to fiscal 2014 performance, and the timing of customer-owned tooling reimbursements.

Capital Expenditures

Capital expenditures of $63 million during fiscal 2016 increased $5 million compared with fiscal 2015.  In fiscal 2016, our capital spending primarily occurred in the Americas and Europe segments, which totaled $27 million and $25 million, respectively.  Capital projects in fiscal 2016 included tooling and equipment purchases in conjunction with new and renewal programs with customers.

At March 31, 2016, our capital expenditure commitments totaled $21 million.  Significant commitments included tooling and equipment expenditures for new and renewal programs with customers in the Americas and Europe segments.

Dividends

We did not pay dividends in fiscal 2016, 2015, or 2014.  We currently do not intend to pay dividends in fiscal 2017.

Table of Content
Debt

Our total debt outstanding increased $14 million to $163 million at March 31, 2016, compared with the prior year, primarily due to borrowings in China and Mexico for capital investments.  See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding our debt agreements.

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

Our leverage ratio for the four fiscal quarters ended March 31, 2016 was 1.2, which was below the maximum permitted ratio of 3.25.  Our interest expense coverage ratio for the four fiscal quarters ended March 31, 2016 was 10.5, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of March 31, 2016 and expect to remain in compliance during fiscal 2017 and beyond.  In the event of an acquisition, our leverage ratio may be temporarily raised for several quarters, per the terms of our debt agreements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2016
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$125.4	$8.0	$32.2	$85.2	$-
Interest associated with long-term debt	30.3	8.5	14.1	7.7	-
Capital lease obligations	8.6	0.5	0.8	0.8	6.5
Operating lease obligations	53.5	8.1	10.4	8.7	26.3
Capital expenditure commitments	20.5	20.0	0.5	-	-
Other long-term obligations	3.6	1.7	1.2	0.7	-
Total contractual obligations	$241.9	$46.8	$59.2	$103.1	$32.8

Our liabilities for pensions, postretirement benefits, and uncertain tax positions totaled $129 million as of March 31, 2016.  We are unable to determine the ultimate timing of payments for these liabilities; therefore, we have excluded these amounts from the contractual obligations table above.  We expect to contribute $8 million to our U.S. pension plans during fiscal 2017.

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

Revenue Recognition

We recognize revenue, including agreed-upon commodity prices, when the risks and rewards of ownership are transferred to our customers, which generally occurs upon shipment. Revenue is recorded net of applicable provisions for sales rebates, volume incentives, and returns and allowances. At the time of revenue recognition, we also record estimates for bad debt expense and warranty expense. We base these estimates on historical experience, current business trends, and current economic conditions. We recognize price increases that are agreed upon in advance as revenue when the products are shipped to our customers.

Table of Content
Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment, intangible assets and equity investments, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining financial outlooks and market conditions, when evaluating the necessity for an impairment analysis.  When the net asset values exceed undiscounted cash flows expected to be generated by the assets, or the decline in value is considered to be “other than temporary,” we write down the assets to fair value and record an impairment charge to current operations.  We estimate fair value in various ways depending on the nature of the assets under review.  Fair value is generally based on appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment, which totaled $339 million at March 31, 2016.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.  During fiscal 2016, we recorded a $10 million impairment charge related to a manufacturing facility in Germany.  See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  At March 31, 2016, our goodwill totaled $16 million, primarily related to our Building HVAC segment.  We consider factors such as operating losses, declining financial and market outlooks and market capitalization when evaluating the necessity for an interim impairment analysis.  Goodwill is tested for impairment at a reporting unit level, which we have determined to be at the operating segment level.  Our first step in this test is to compare the fair value of the reporting unit to its carrying value. We determine the fair value of a reporting unit based upon the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required.  If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge.  In estimating the implied fair value of goodwill for a reporting unit, we assign the fair value to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination. Any excess of the carrying value of the reporting unit goodwill over its implied fair value is recorded as an impairment charge. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rate, business trends and market conditions.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance. The discount rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for country-specific risks where appropriate.

We conducted our annual assessment for goodwill impairment during the fourth quarter of fiscal 2016 by applying a fair value-based test and determined the fair value of our reporting units substantially exceeded their respective book values.

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales. We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data. We monitor and adjust our warranty accruals, which totaled $8 million at March 31, 2016, if it is probable that expected claims will differ from previous estimates.

Table of Content
Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2016, our pension liabilities totaled $120 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rate tables.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based on their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our benefit plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in fiscal 2016 and 2015 was 8.0 percent.  For fiscal 2017, we have also assumed a rate of 8.0 percent.  The impact of a 25 basis point decrease in the expected rate of return on assets would result in an increase of $0.4 million in fiscal 2017 pension expense.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2016, we used a discount rate of 4.1 percent, compared with 4.0 percent in fiscal 2015.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 17 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2017 pension expense by less than $0.1 million.

Income Taxes

We operate in numerous taxing jurisdictions and are therefore subject to regular examinations by federal, state and non-U.S. taxing authorities. Due to the application of complex and sometimes ambiguous tax laws and rulings in the jurisdictions in which we do business, there is an inherent level of uncertainty within our worldwide tax provisions.  Despite our belief that our tax return positions are consistent with applicable tax laws, it is possible that taxing authorities could challenge certain positions.

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  We record a valuation allowance if we determine it is more likely than not that the net deferred tax assets in certain jurisdictions will not be realized.  This determination involves significant judgment.  In performing this assessment on a jurisdiction-by-jurisdiction basis, we consider historical and projected financial results along with other pertinent information.

We have not recorded a provision for U.S. income taxes on undistributed earnings from our non-U.S. subsidiaries that we have determined to be permanently reinvested in our foreign operations.  If management’s intentions or U.S. tax law changes in the future, there could be a significant negative impact on our provision for income taxes.

See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, uncollectible accounts receivable, regulatory compliance matters, and litigation. Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability. We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated. See Note 19 of the Notes to Consolidated Financial Statements for additional information regarding contingencies and litigation.

Table of Content
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

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, and the continued deterioration in and weak forecasts for the Brazilian economy;

•	The impact of potential increases in commodity prices, including our ability to successfully manage our exposure and/or pass increasing prices of aluminum, copper, steel and stainless steel (nickel) on to customers, as well as the inherent lag in timing of such pass-through arrangements; and

•	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

•	Our ability to effectively and efficiently realize expected commercial and operational efficiencies and associated cost savings and other benefits associated with our Strengthen, Diversify and Grow transformational strategy;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

Table of Content
•	Our ability to effectively and efficiently complete restructuring activities in our Europe segment and realize expected cost reductions and increased competitiveness and profitability as a result;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the constant pressures associated with healthcare and insurance costs.

Strategic Risks:

•	Our ability to identify and execute appropriate opportunities to enable us to achieve our Strengthen, Diversify and Grow transformational strategy in order to position us for long-term success.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

•	Our ability to realize the benefits of tax assets in various jurisdictions in which we operate.

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

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, South Africa, and throughout Europe.  We also have joint ventures in China, Japan and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  We attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the subsidiary engaging in the transaction.  Our financial results are principally exposed to changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real, and between the euro and the British pound.  In fiscal 2016, 2015, and 2014, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our expenses.  In fiscal 2016, changes in foreign currencies negatively impacted our sales by $110 million; however, the impact on our operating income was only $4 million.  Foreign currency exchange risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2016, there would not have been a material impact on our fiscal 2016 earnings.

Table of Content
We maintain, from time to time, foreign-denominated, long-term debt obligations and long-term intercompany loans that are subject to foreign currency exchange risk.  As of March 31, 2016, we did not have any long-term intercompany loans for which changes in foreign currency exchange rates would impact our net earnings.  From time to time, we enter into currency rate derivative contracts to manage the foreign exchange rate exposure on these types of loans.  These derivative instruments are typically not treated as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and act to offset any currency movement on the outstanding loans receivable or payable.

Interest Rate Risk

We actively seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and floating-rate debt to manage exposure to changes in interest rates.  Our domestic revolving credit facility is based on a variable interest rate of London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points, depending on our leverage ratio.  We are subject to risk of fluctuations in LIBOR and changes in our leverage ratio, which would affect the variable interest rate on our revolving credit facility and could create variability in interest expense.  There were no borrowings outstanding under the revolving credit facility as of March 31, 2016.  Based on our outstanding debt with variable interest rates at March 31, 2016, a 100 basis point increase in interest rates would increase our annual interest expense in fiscal 2017 by less than $1 million.

Commodity Price Risk

We are dependent upon the supply of raw materials and supplies in the production process and, from time to time, enter into firm purchase commitments for aluminum, copper, nickel, and natural gas. We maintain agreements with certain customers to pass through specified raw material price fluctuations in order to mitigate commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by three months or longer, and typically the arrangements are limited to the underlying material cost based upon the London Metal Exchange.

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2016, 45 percent of our trade accounts receivable balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, commercial vehicle, and off-highway markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant.

We manage credit risk through a focus on the following:

•	Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments. We consider our holdings in cash and investments to be stable and secure at March 31, 2016;
•	Trade accounts receivable – Prior to granting credit, we evaluate each customer, taking into consideration the customer's financial condition, payment experience and credit information. After credit is granted, we actively monitor the customer's financial condition and applicable business news;
•	Pension assets – We have retained outside advisors to assist in the management of the assets in our pension plans. In making investment decisions, we utilize an established risk management protocol that focuses on protection of the plan assets against downside risk. We ensure that investments within these plans provide appropriate diversification, the investments are monitored by investment teams, and portfolio managers adhere to the established investment policies. We believe the plan assets are subject to appropriate investment policies and controls; and
•	Insurance – We monitor our insurance providers to ensure they have acceptable financial ratings. We have not identified any concerns in this regard based upon our reviews.

Table of Content
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

We pursue new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to waste heat recovery, coils, and the Chinese and Indian markets.  Our investment in these areas is subject to the risks associated with business integration, technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

We anticipate that recovery within some of our geographic and end markets, and particularly growth in China may put production pressure on certain suppliers of our raw materials.  In particular, there are a limited number of suppliers of aluminum, copper, and steel material.  We are exposed to the risk of suppliers of certain raw materials not being able to meet customer demand as they may not increase their output capacity as quickly as customers increase their orders, and of increased prices being charged by raw material suppliers.

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

Commodity derivatives: From time to time, we enter into futures contracts related to certain forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices for future purchases of these commodities.  In fiscal 2016, 2015, and 2014, expenses related to commodity derivative contracts totaled less than $1 million each year.

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

Counterparty risks: We manage counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to us.  At March 31, 2016, all counterparties had a sufficient long-term credit rating.

Table of Content

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2016, 2015 and 2014
(In millions, except per share amounts)

	2016	2015	2014
Net sales	$1,352.5	$1,496.4	$1,477.6
Cost of sales	1,129.0	1,249.9	1,239.4
Gross profit	223.5	246.5	238.2
Selling, general and administrative expenses	204.5	184.5	181.7
Restructuring expenses	16.6	4.7	16.1
Impairment charges	9.9	7.8	3.2
Gain on sale of wind tunnel	-	(3.2)	-
Operating (loss) income	(7.5)	52.7	37.2
Interest expense	(11.1)	(11.7)	(12.4)
Other income (expense) – net	8.7	0.2	(0.8)
(Loss) earnings from continuing operations before income taxes	(9.9)	41.2	24.0
Benefit (provision) for income taxes	8.9	(19.0)	107.9
(Loss) earnings from continuing operations	(1.0)	22.2	131.9
Earnings from discontinued operations, net of income taxes	-	0.6	-
Net (loss) earnings	(1.0)	22.8	131.9
Net earnings attributable to noncontrolling interest	(0.6)	(1.0)	(1.5)
Net (loss) earnings attributable to Modine	$(1.6)	$21.8	$130.4

(Loss) earnings per share from continuing operations attributable to Modine shareholders:
Basic	$(0.03)	$0.45	$2.75
Diluted	$(0.03)	$0.44	$2.72

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.03)	$0.46	$2.75
Diluted	$(0.03)	$0.45	$2.72

Weighted-average shares outstanding:
Basic	47.3	47.2	46.9
Diluted	47.3	47.8	47.6

The notes to consolidated financial statements are an integral part of these statements.

Table of Content
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Net (loss) earnings	$(1.0)	$22.8	$131.9
Other comprehensive income (loss):
Foreign currency translation	4.6	(68.2)	9.7
Defined benefit plans, net of income taxes of $11.8, ($13.2) and $9.8 million	19.7	(26.7)	13.9
Cash flow hedges, net of income taxes of $0, $0 and $0.6 million	-	-	1.1
Total other comprehensive income (loss)	24.3	(94.9)	24.7

Comprehensive income (loss)	23.3	(72.1)	156.6
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.8)	(1.7)
Comprehensive income (loss) attributable to Modine	$22.8	$(72.9)	$154.9

The notes to consolidated financial statements are an integral part of these statements.

Table of Content
MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2016 and 2015
(In millions, except per share amounts)

	2016	2015
ASSETS
Cash and cash equivalents	$68.9	$70.5
Trade accounts receivable – net	189.1	192.9
Inventories	111.0	107.7
Other current assets	43.5	79.7
Total current assets	412.5	450.8
Property, plant and equipment – net	338.6	322.1
Intangible assets – net	8.2	9.9
Goodwill	15.8	16.2
Deferred income taxes	123.1	115.4
Other noncurrent assets	22.7	16.5
Total assets	$920.9	$930.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$28.6	$18.6
Long-term debt – current portion	8.5	0.5
Accounts payable	142.4	152.0
Accrued compensation and employee benefits	58.6	56.7
Other current liabilities	35.5	83.0
Total current liabilities	273.6	310.8
Long-term debt	125.5	129.6
Deferred income taxes	4.2	3.1
Pensions	118.6	110.4
Other noncurrent liabilities	16.3	16.4
Total liabilities	538.2	570.3
Commitments and contingencies (see Note 19)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 49.0 million and 48.6 million shares	30.6	30.4
Additional paid-in capital	185.6	180.6
Retained earnings	358.2	359.8
Accumulated other comprehensive loss	(174.2)	(198.6)
Treasury stock, at cost, 1.6 million and 0.7 million shares	(24.0)	(16.2)
Total Modine shareholders' equity	376.2	356.0
Noncontrolling interest	6.5	4.6
Total equity	382.7	360.6
Total liabilities and equity	$920.9	$930.9

The notes to consolidated financial statements are an integral part of these statements.

Table of Content
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2016, 2015 and 2014
(In millions)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(1.0)	$22.8	$131.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	50.2	51.6	58.1
Insurance proceeds from Airedale fire	5.9	12.9	16.9
Impairment charges	9.9	7.8	3.2
Gain on sale of wind tunnel	-	(3.2)	-
Pension and postretirement expense	45.1	2.3	3.2
Loss from disposition of property, plant and equipment	0.4	1.1	2.6
Deferred income taxes	(18.8)	5.9	(116.1)
Stock-based compensation expense	4.9	4.0	3.6
Other – net	(0.3)	(0.7)	(0.5)
Changes in operating assets and liabilities, excluding acquisitions:
Trade accounts receivable	8.0	(0.1)	(18.2)
Inventories	(2.7)	(4.2)	(0.1)
Accounts payable	(9.9)	(2.4)	15.2
Accrued compensation and employee benefits	0.8	(5.3)	17.5
Other assets	(14.5)	(24.5)	2.1
Other liabilities	(5.6)	(4.5)	(14.9)
Net cash provided by operating activities	72.4	63.5	104.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(62.8)	(58.3)	(53.1)
Insurance proceeds from Airedale fire	27.4	12.2	20.7
Costs to replace building and equipment damaged in Airedale fire	(41.7)	(16.7)	(4.2)
Acquisitions – net of cash acquired	(1.4)	-	(7.8)
Proceeds from dispositions of assets	0.4	7.6	2.9
Purchases of short-term investments	(2.7)	(5.2)	-
Proceeds from maturities of short-term investments	2.1	2.4	-
Other – net	0.9	0.8	-
Net cash used for investing activities	(77.8)	(57.2)	(41.5)

Cash flows from financing activities:
Borrowings of debt	38.0	36.4	152.6
Repayments of debt	(27.1)	(50.9)	(152.4)
Purchases of treasury stock under share repurchase program	(6.9)	-	-
Financing fees paid	-	(0.1)	(0.9)
Dividend paid to noncontrolling interest	(0.9)	-	(0.5)
Other – net	(0.4)	-	(0.3)
Net cash provided by (used for) financing activities	2.7	(14.6)	(1.5)

Effect of exchange rate changes on cash	1.1	(8.4)	1.9
Net (decrease) increase in cash and cash equivalents	(1.6)	(16.7)	63.4
Cash and cash equivalents - beginning of year	70.5	87.2	23.8
Cash and cash equivalents - end of year	$68.9	$70.5	$87.2

The notes to consolidated financial statements are an integral part of these statements.

Table of Content
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 2016, 2015 and 2014
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling	Total
	Shares	Amount	capital	earnings	loss	cost	interest
Balance, March 31, 2013	47.8	$29.9	$171.2	$207.6	$(128.4)	$(14.6)	$2.6	$268.3
Net earnings attributable to Modine	-	-	-	130.4	-	-	-	130.4
Other comprehensive income	-	-	-	-	24.5	-	0.2	24.7
Stock options and awards including related tax benefits	0.5	0.3	0.9	-	-	-	-	1.2
Purchase of treasury stock	-	-	-	-	-	(0.6)	-	(0.6)
Stock-based compensation expense	-	-	3.6	-	-	-	-	3.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.5)	(0.5)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.5	1.5
Balance, March 31, 2014	48.3	30.2	175.7	338.0	(103.9)	(15.2)	3.8	428.6
Net earnings attributable to Modine	-	-	-	21.8	-	-	-	21.8
Other comprehensive loss	-	-	-	-	(94.7)	-	(0.2)	(94.9)
Stock options and awards including related tax benefits	0.3	0.2	0.9	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	4.0	-	-	-	-	4.0
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.0	1.0
Balance, March 31, 2015	48.6	30.4	180.6	359.8	(198.6)	(16.2)	4.6	360.6
Net loss attributable to Modine	-	-	-	(1.6)	-	-	-	(1.6)
Other comprehensive income	-	-	-	-	24.4	-	(0.1)	24.3
Stock options and awards including related tax benefits	0.4	0.2	0.1	-	-	-	-	0.3
Purchase of treasury stock	-	-	-	-	-	(7.8)	-	(7.8)
Stock-based compensation expense	-	-	4.9	-	-	-	-	4.9
Contribution by noncontrolling interest	-	-	-	-	-	-	2.3	2.3
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.6	0.6
Balance, March 31, 2016	49.0	$30.6	$185.6	$358.2	$(174.2)	$(24.0)	$6.5	$382.7

The notes to consolidated financial statements are an integral part of these statements.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 1:	Significant Accounting Policies

Nature of operations:  Modine Manufacturing Company (“Modine” or the “Company”) specializes in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  The Company is a leading global developer, manufacturer and marketer of heat exchangers and systems for use in on-highway and off-highway original equipment manufacturer (“OEM”) vehicular applications, and a wide array of building, industrial and refrigeration markets.  The Company’s product lines include radiators and radiator cores, condensers, oil coolers, charge air coolers, heat-transfer modules and assemblies, exhaust gas recirculation (“EGR”) coolers, building heating, ventilating and air conditioning (“HVAC”) equipment, and coils.

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

The Company accounts for investments in non-consolidated affiliated companies in which its ownership is 20 percent or more using the equity method.  The Company states these investments at cost, plus or minus a proportionate share of undistributed net income (loss).  The Company includes Modine’s share of the affiliate’s net income in other income and expense.  See Note 12 for additional information.

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

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell, within other noncurrent assets.  The Company ceases to record depreciation expense at the time of designation as held for sale.

Revenue recognition:  The Company recognizes sales revenue, including agreed upon commodity prices, when it is both earned and realized or realizable.  The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers.  The Company makes appropriate provisions for uncollectible accounts receivable based on historical data or specific customer economic data.  The Company records sales discounts, which are offered for prompt payment by certain customers, as a reduction to net sales.

Tooling costs:  The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2016 and 2015, Company-owned tooling totaled $18.8 million and $18.7 million, respectively.  In certain instances, the Company makes upfront payments for customer-owned tooling costs, and subsequently receives reimbursement from customers for the upfront payments.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2016 and 2015, cost reimbursement receivables related to customer-owned tooling totaled $8.5 million and $11.6 million, respectively.

Warranty:  The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  The Company records warranty expense based upon historical and current claims data or based upon estimated future claims.  Accrual balances, which are recorded within other current liabilities, are monitored and adjusted if it is probable that expected claims will differ from previous estimates.  See Note 15 for additional information.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Shipping and handling costs:  The Company records shipping and handling costs incurred upon the shipment of products to its OEM customers in cost of sales, and related amounts billed to these customers in net sales.  The Company records shipping and handling costs incurred upon the shipment of products to its HVAC customers in selling, general and administrative (“SG&A”) expenses.  For the years ended March 31, 2016, 2015, and 2014, shipping and handling costs recorded in SG&A expenses were $2.5 million, $4.9 million, and $4.0 million, respectively.

Research and development:  The Company expenses research and development costs as incurred within SG&A expenses.  For the years ended March 31, 2016, 2015, and 2014, research and development costs charged to operations totaled $61.1 million, $62.0 million, and $61.7 million, respectively.

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

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  The Company enters into futures contracts to reduce exposure to changing future purchase prices for aluminum and copper and into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  These instruments are used to manage financial risks and are not speculative.  See Note 18 for additional information.

Income taxes:  The Company determines deferred tax assets and liabilities based upon the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized.  See Note 8 for additional information.

Earnings per share:  The Company calculates basic earnings per share based upon the weighted-average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company.  Therefore, these restricted stock awards are included in computing earnings per share pursuant to the two-class method.  See Note 9 for additional information.

Cash and cash equivalents: The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  Under the Company’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the amount of those un-presented checks is included in accounts payable.

Short-term investments:  The Company invests in time deposits with original maturities of more than three months but no more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2016 and 2015, the Company’s short-term investments totaled $3.3 million and $2.8 million, respectively.

Deferred compensation trust:  The Company maintains a deferred compensation trust to fund future obligations under its non-qualified deferred compensation plan.  The trust’s investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets.

Trade accounts receivable:  The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company recorded an allowance for doubtful accounts of $0.5 million and $1.0 million at March 31, 2016 and 2015, respectively, representing its estimated uncollectible receivables.  The Company enters into supply chain financing programs from time to time to sell accounts receivable without recourse to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2016, 2015, and 2014, the Company sold, without recourse, $71.3 million, $87.0 million, and $82.4 million of accounts receivable to accelerate cash receipts.  During each of the years ended March 31, 2016, 2015, and 2014, the Company recorded a loss on the sale of accounts receivables of $0.3 million in the consolidated statements of operations.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Inventories: The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment:  The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful life of the asset.  The Company charges maintenance and repair costs to operations as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.

Goodwill:  The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2016, which did not result in an impairment charge.  See Note 14 for additional information.

Impairment of long-lived assets:  The Company reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  In these instances, the Company compares the undiscounted future cash flows expected to be generated from the asset with its carrying value.  If the asset’s carrying value exceeds expected future cash flows, the Company measures and records an impairment loss, if any, as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimates fair value using a variety of valuation techniques, including discounted cash flows, market values and comparison values for similar assets.  See Note 6 for additional information.

Environmental liabilities:  The Company records liabilities for environmental assessments and remediation efforts in the period which its responsibility is probable and the costs can be reasonably estimated.  To the extent that the required remediation procedures change, or additional contamination is identified, the Company’s estimate of environmental liabilities may change.  See Note 19 for additional information.

Self-insurance reserves:  The Company retains a portion of the financial risk for various insurance coverage, including property, general liability, workers compensation, and employee healthcare, and therefore maintains reserves that estimate the impact of unreported and under-reported claims that fall below various stop-loss limits and deductibles under its insurance policies.  The Company maintains reserves for the estimated settlement cost of known claims, as well as estimates of incurred but not reported claims.  The Company charges costs of claims, including the impact of changes in reserves due to claim experience and severity, to operations.  The Company reviews and updates the amount of its insurance-related reserves on a quarterly basis.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 5 for additional information.

New accounting guidance:  In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify several aspects of accounting for share-based payment transactions, including the income tax consequences.  This guidance is effective for the Company’s first quarter of fiscal 2018.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance.  Upon adoption of this new guidance, the Company will be required to recognize most leases on its balance sheet.  This guidance is effective for the Company’s first quarter of fiscal 2020.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In November 2015, the FASB issued new guidance, as part of its simplification initiative, that requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet.  The Company adopted this guidance, on a retrospective basis, for its fiscal year ending March 31, 2016.  As a result, the Company reclassified approximately $13.0 million of deferred tax assets from current assets to noncurrent assets as of March 31, 2015 to conform to the current-period presentation.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers.  The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  This new guidance is effective for the Company’s first quarter of fiscal 2019.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Supplemental cash flow information:

	Years ended March 31,
	2016	2015	2014
Interest paid	$10.7	$10.3	$12.6
Income taxes paid	10.1	15.9	11.4

Note 2:	Airedale Facility Fire

On September 6, 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment.  There were no injuries caused by the fire.  The Rawdon facility, which is leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities while it rebuilt the leased facility.  The Company completed the reconstruction and relocation to the Rawdon facility in fiscal 2016.

The Company’s insurance covered damage to the leased facility, equipment, inventory, and other assets, as well as business interruption and lost profits, and recovery-related expenses caused by the fire.  Since the date of the fire, the Company has received cumulative cash proceeds of $96.0 million from its insurance provider for covered losses, and has recorded losses and costs caused by the fire in the same statement of operations line as the related insurance recovery.  In fiscal 2016, the Company recorded a $9.5 million gain within other income related to an insurance settlement for equipment losses.  This gain represents the replacement assets’ cost in excess of the carrying value of the equipment at the time it was destroyed by the fire.  During fiscal 2015, the Company recorded $4.6 million of recoveries from business interruption insurance relating to fiscal 2015 and 2014 lost profits within SG&A expenses.

The terms of the Rawdon lease agreement obligated the Company to rebuild the damaged facility.  Upon completion of the rebuilt facility in fiscal 2016, the Company fulfilled this obligation and removed both the liability to rebuild the facility and the capitalized reconstruction costs from its consolidated balance sheet.  As of March 31, 2015, the other current liability to rebuild the facility was $48.0 million and other current assets related to receivables from the Company’s insurance provider and capitalized reconstructions costs totaled $39.2 million.

Note 3:	Acquisitions

On January 29, 2016, the Company formed a joint venture, Modine Puxin Thermal Systems (Jiangsu) Co. Ltd. of Yangzhou, China, of which it owns 67%, and the joint venture partner, Jiangsu Puxin Heat Exchange System Co., Ltd, owns 33%.  This joint venture, which is reported in the Asia segment, will expedite the Company’s introduction of stainless steel heat exchangers for the light-, medium-, and heavy-duty commercial vehicle markets in China.  The Company contributed cash of $1.4 million, with additional cash consideration of $0.5 million payable after six months subject to the sellers’ indemnification obligations under the agreement, and equipment and other assets totaling $2.3 million.  The Company recorded assets acquired and liabilities assumed at their respective fair values.  The purchase price allocation resulted in acquired equipment and other long-lived assets totaling $1.5 million and working capital net assets of $0.8 million.  The Company controls the primary management decisions and revenue-generating activities of the joint venture, and, therefore, the financial results of the joint venture are included in the Company’s consolidated financial statements.

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

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The results of operations of these acquired businesses are included in the Company’s consolidated statements of operations since the dates of acquisition. The Company did not present pro forma financial information as the effect of these acquisitions is not material to its results of operations or financial position.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.2 million and $3.0 million at March 31, 2016 and 2015, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 16.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2016
	Level 1	Level 2	Total

Money market investments	$-	$5.8	$5.8
Common stocks	23.7	1.3	25.0
Corporate bonds	-	8.4	8.4
Pooled equity funds	48.7	7.3	56.0
Pooled fixed-income funds	26.3	-	26.3
U.S. government and agency securities	-	18.4	18.4
Other	0.4	1.2	1.6
Total	$99.1	$42.4	$141.5

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	March 31, 2015
	Level 1	Level 2	Total

Money market investments	$-	$8.1	$8.1
Common stocks	40.5	2.2	42.7
Corporate bonds	-	23.5	23.5
Pooled equity funds	69.0	11.4	80.4
Pooled fixed-income funds	15.5	-	15.5
U.S. government and agency securities	-	39.8	39.8
Other	0.7	6.3	7.0
Total	$125.7	$91.3	$217.0

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of common stocks, pooled equity funds and pooled fixed-income funds based on quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of certain common stocks, corporate bonds, pooled equity funds and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2016 and 2015, the Company held no Level 3 assets within its pension plans.

Assets held for sale:  The Company valued assets held for sale based on Level 3 market-based valuation inputs.  The carrying value of assets held for sale totaled $8.5 million and $3.2 million at March 31, 2016 and 2015, respectively.  See Note 6 for additional information.

Note 5:	Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and executives that consists of restricted stock and stock options granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock awards and/or stock options for non-employee directors.  The Company’s Board of Directors and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the awards of stock under the Company’s Amended and Restated 2008 Incentive Compensation Plan (“Plan”).  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2016, approximately 3.3 million shares authorized under the Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $4.9 million, $4.0 million, and $3.6 million in fiscal 2016, 2015, and 2014, respectively.

Stock Options:  The Company recorded $0.9 million, $0.9 million, and $0.8 million of compensation expense related to stock options in fiscal 2016, 2015, and 2014, respectively.  The fair value of stock options that vested during fiscal 2016, 2015, and 2014 was $0.9 million, $0.9 million, and $0.8 million, respectively.  As of March 31, 2016, the total compensation expense not yet recognized related to non-vested stock options was $2.0 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.5 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	2016	2015	2014
Weighted-average fair value of options	$7.11	$10.21	$7.76
Expected life of awards in years	6.3	6.3	6.3
Risk-free interest rate	1.9%	2.1%	1.3%
Expected volatility of the Company's stock	66.9%	76.1%	88.7%
Expected dividend yield on the Company's stock	0.0%	0.0%	0.0%

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of the common stock on the date of grant.  The risk-free interest rate was based on yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based on changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield is zero as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based on historical patterns and the terms of the options.  Outstanding options granted vest 25 percent annually for four years.  The Company used a pre-vesting forfeiture rate of 2.5 percent as an estimate of expected forfeitures prior to completing the required service period.

A summary of stock option activity for fiscal 2016 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.5	$11.99
Granted	0.2	11.39
Exercised	(0.1)	5.82
Forfeited or expired	(0.1)	27.33
Outstanding, ending	1.5	$10.82	5.3	$3.0

Exercisable, March 31, 2016	1.1	$10.41	4.3	$3.0

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2016 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised during fiscal 2016, 2015, and 2014 was as follows:

	2016	2015	2014
Intrinsic value of stock options exercised	$0.4	$0.4	$1.1
Proceeds from stock options exercised	$0.5	$0.6	$1.1

Restricted Stock:  The Company recorded $3.5 million, $2.8 million, and $2.2 million of compensation expense related to restricted stock in fiscal 2016, 2015, and 2014, respectively.  The fair value of restricted stock awards that vested during fiscal 2016, 2015, and 2014 was $3.4 million, $2.3 million, and $1.6 million, respectively.  At March 31, 2016, the Company had $4.7 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.4 years.  The Company values restricted stock awards using the closing market value of its common shares on the date of grant.  The restricted stock awards vest 25 percent annually for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

A summary of restricted stock activity for fiscal 2016 was as follows:

	Shares	Weighted- average price
Non-vested balance, beginning	0.7	$10.68
Granted	0.3	11.18
Vested	(0.4)	10.01
Non-vested balance, ending	0.6	$11.29

Restricted Stock – Performance-Based Shares:  The Company recorded $0.5 million, $0.3 million and $0.6 million of compensation expense related to performance-based stock awards in fiscal 2016, 2015, and 2014, respectively.  At March 31, 2016, the Company had $1.2 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.  The Company values performance-based stock awards using the closing market value of its common shares on the date of grant.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded after the end of that three-year performance period, if the performance targets have been achieved.  A new performance period may begin each fiscal year; therefore, multiple performance periods, with distinct goals, may operate simultaneously.

The performance components of the programs initiated in fiscal 2016 and fiscal 2015 were based upon both a target three-year average consolidated return on average capital employed (“ROACE”) and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.  For the program initiated in fiscal 2014, the performance award was based upon a target three-year average ROACE, three-year average annual revenue growth, and Asia segment operating income at the end of the three-year performance period.

Note 6:	Restructuring Activities

During fiscal 2016, the Company offered a voluntary retirement program to certain U.S. salaried employees.  The program was offered as part of the Company’s Strengthen, Diversify and Grow transformational initiative and supports the objective of reducing operational and SG&A cost structures.

Also during fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility and is in the process of transferring the facility’s production to other Americas segment manufacturing facilities, which it expects to complete by the end of fiscal 2017.  In addition, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility to other Americas segment manufacturing facilities.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

During fiscal 2015, the Company initiated a headcount reduction plan for its Brazil manufacturing facility within its Americas segment. The headcount reductions were in response to the economic slowdown in Brazil and reflect the Company’s objective to maintain profitability in this business despite lower sales volume.

In addition, the Company continues to execute restructuring activities within its Europe segment.  These restructuring activities have included implementing headcount reductions, exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, and disposing of and selling certain underperforming or non-strategic assets. The Company designed these activities to align the cost structure of the segment with its strategic focus on the commercial vehicle, off-highway, automotive component, and engine product markets, while improving gross margin and return on average capital employed.

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2016	2015	2014
Employee severance and related benefits	$12.8	$1.2	$14.8
Accelerated depreciation	-	-	4.3
Other restructuring and repositioning expenses	3.8	3.5	1.3
Total	$16.6	$4.7	$20.4

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

During fiscal 2016, 2015, and 2014, the Company recorded $16.6 million, $4.7 million, and $16.1 million, respectively, of restructuring and repositioning expenses as restructuring expenses in the consolidated statement of operations.  During fiscal 2014, the Company recorded $4.3 million of restructuring and repositioning expenses within cost of sales in the consolidated statement of operations.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Years ended March 31,
	2016	2015
Beginning balance	$9.9	$19.4
Additions	12.8	1.2
Payments	(8.5)	(7.3)
Effect of exchange rate changes	0.5	(3.4)
Ending balance	$14.7	$9.9

During fiscal 2016, the Company identified potential impairment indicators related to a manufacturing facility in Germany, including pre-tax losses and its strategic decision to exit a certain product line in the future.  In response, the Company performed an impairment evaluation and recorded an asset impairment charge of $9.9 million within its Europe segment to write down the manufacturing facility’s long-lived assets to fair value.  The Company determined fair value using Level 3 inputs, primarily consisting of a facility appraisal, which considered the market rental value, and estimated scrap values, which considered the specialized nature of the machinery and equipment.

During fiscal 2014, the Company recorded asset impairment charges totaling $3.2 million, including $2.0 million within its Europe segment, primarily due to a manufacturing facility in Germany that the Company has closed, and $1.2 million within its Americas segment, related to the closure of its McHenry, Illinois manufacturing facility.

During fiscal 2015, the Company sold a wind tunnel within its Europe segment for cash proceeds of $5.8 million and recognized a gain of $3.2 million. At March 31, 2016 and 2015, assets held for sale of $8.5 million and $3.2 million, respectively, were included in other noncurrent assets and consisted of facilities that the Company is marketing for sale.

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2016	2015	2014
Equity in earnings of non-consolidated affiliate	$0.1	$0.6	$0.7
Interest income	0.4	0.5	0.5
Foreign currency transactions (a)	(1.3)	(0.9)	(2.0)
Gain from insurance recovery (b)	9.5	-	-
Total other income (expense) - net	$8.7	$0.2	$(0.8)

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.
(b)	During fiscal 2016, the Company settled an insurance claim related to machinery and equipment destroyed in a fire at its Airedale facility and recorded a gain of $9.5 million. See Note 2 for additional information.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 8:	Income Taxes

The U.S. and foreign components of earnings from continuing operations before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2016	2015	2014
Components of (loss) earnings from continuing operations before income taxes:
United States	$(15.4)	$31.1	$14.1
Foreign	5.5	10.1	9.9
Total (loss) earnings from continuing operations before income taxes	$(9.9)	$41.2	$24.0

Income tax (benefit) expense:
Federal:
Current	$0.1	$0.4	$(2.0)
Deferred	(13.0)	7.1	(95.8)
State:
Current	0.2	-	0.2
Deferred	(2.5)	1.1	(21.4)
Foreign:
Current	9.6	12.7	10.0
Deferred	(3.3)	(2.3)	1.1
Total income tax (benefit) expense	$(8.9)	$19.0	$(107.9)

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

Income tax expense attributable to earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

	Years ended March 31,
	2016	2015	2014
Statutory federal tax	35.0%	35.0%	35.0%
State taxes, net of federal benefit	11.5	2.4	2.1
Taxes on non-U.S. earnings and losses	26.4	(4.9)	(3.8)
Valuation allowance	(20.9)	8.3	(471.7)
Tax credits	20.5	(6.1)	(7.1)
Compensation	(3.7)	1.0	0.4
Tax rate or law changes	1.3	1.2	(9.2)
Uncertain tax positions, net of settlements	(4.3)	2.2	0.4
Dividend repatriation	16.0	2.4	5.8
Other	8.1	4.6	(1.5)
Effective tax rate	89.9%	46.1%	(449.6%)

The Company recorded an additional valuation allowance of $5.0 million, $2.6 million and $12.3 million in fiscal 2016, 2015, and 2014, respectively, against net deferred tax assets in certain jurisdictions after determining it was more likely than not that the net deferred tax assets in these jurisdictions will not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions going forward until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

During fiscal 2016 and 2014, the Company concluded it no longer needed a valuation allowance on certain deferred tax assets after determining it was more likely than not they would be realized.  As a result, the Company recorded reversals of its deferred tax asset valuation allowance of $3.0 million and $119.2 million in fiscal 2016 and 2014, respectively.  Also during fiscal 2014, the Company recorded income tax benefits totaling $2.2 million related to foreign tax law changes.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2016	2015
Deferred tax assets:
Accounts receivable	$0.1	$0.3
Inventories	3.6	3.8
Plant and equipment	4.3	0.8
Pension and employee benefits	52.6	50.5
Net operating loss, capital loss, and credit carryforwards	109.4	105.0
Other, principally accrued liabilities	6.9	6.8
Total gross deferred tax assets	176.9	167.2
Less: valuation allowance	(50.8)	(48.0)
Net deferred tax assets	126.1	119.2

Deferred tax liabilities:
Plant and equipment	5.5	5.3
Goodwill	0.6	0.6
Other	1.1	1.0
Total gross deferred tax liabilities	7.2	6.9
Net deferred tax asset	$118.9	$112.3

As of March 31, 2016, the Company adopted new accounting guidance, which requires that all deferred taxes be presented as non-current on the consolidated balance sheets.  See Note 1 for additional information.

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2016	2015
Beginning balance	$5.6	$2.1
Gross increases - tax positions in prior period	-	3.1
Gross decreases - tax positions in prior period	(0.1)	-
Gross increases - tax positions in current period	0.4	0.4
Ending balance	$5.9	$5.6

The Company’s liability for unrecognized tax benefits as of March 31, 2016 was $5.9 million, and if recognized, $3.5 million would have an effective tax rate impact.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  At March 31, 2016 and 2015, accrued interest and penalties were not significant.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2016, the Company was under income tax examination in a number of foreign jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Austria	Fiscal 2012 - 2015
Brazil	Calendar 2011 - 2015
Germany	Fiscal 2012 - 2015
United States	Fiscal 2013 - 2015

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

At March 31, 2016, the Company had federal and state research and development tax credits of $23.3 million that, if not utilized against domestic taxes, will expire between fiscal 2018 and 2036.  The Company also had various state and local tax loss carry forwards of $190.8 million that, if not utilized against state apportioned taxable income, will expire at various times during fiscal 2017 through 2036.  In addition, the Company had tax loss carry forwards of $330.7 million in various tax jurisdictions throughout the world.  Certain of the carry forwards in the U.S. and many in foreign jurisdictions are offset by a valuation allowance.  If not utilized against taxable income, $156.9 million of these tax losses will expire at various times during fiscal 2017 through 2035, and $173.8 million, mainly related to Germany, Austria and India, will not expire due to an unlimited carry-forward period.

At March 31, 2016, the Company provided $1.1 million of tax on undistributed earnings for certain subsidiaries not considered permanently reinvested.  Undistributed earnings totaling $491.0 million are considered permanently reinvested in the Company’s remaining foreign operations, and no provision has been made for taxes that would be payable upon the distribution of such earnings.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2016	2015	2014
Basic:
(Loss) earnings from continuing operations	$(1.0)	$22.2	$131.9
Less: Net earnings attributable to noncontrolling interest	(0.6)	(1.0)	(1.5)
Less: Undistributed earnings attributable to unvested shares	-	(0.2)	(1.7)
(Loss) earnings from continuing operations available to Modine shareholders	(1.6)	21.0	128.7
Earnings from discontinued operations, net of income taxes	-	0.6	-
Net (loss) earnings available to Modine shareholders	$(1.6)	$21.6	$128.7

Weighted-average shares outstanding - basic	47.3	47.2	46.9

Basic Earnings Per Share:
(Loss) earnings per share - continuing operations	$(0.03)	$0.45	$2.75
Earnings per share - discontinued operations	-	0.01	-
Net (loss) earnings per share - basic	$(0.03)	$0.46	$2.75

Diluted:
(Loss) earnings from continuing operations	$(1.0)	$22.2	$131.9
Less: Net earnings attributable to noncontrolling interest	(0.6)	(1.0)	(1.5)
Less: Undistributed earnings attributable to unvested shares	-	(0.2)	(0.9)
(Loss) earnings from continuing operations available to Modine shareholders	(1.6)	21.0	129.5
Earnings from discontinued operations, net of income taxes	-	0.6	-
Net (loss) earnings available to Modine shareholders	$(1.6)	$21.6	$129.5

Weighted-average shares outstanding - basic	47.3	47.2	46.9
Effect of dilutive securities	-	0.6	0.7
Weighted-average shares outstanding - diluted	47.3	47.8	47.6

Diluted Earnings Per Share:
(Loss) earnings per share - continuing operations	$(0.03)	$0.44	$2.72
Earnings per share - discontinued operations	-	0.01	-
Net (loss) earnings per share - diluted	$(0.03)	$0.45	$2.72

For the years ended March 31, 2016, 2015, and 2014, the calculation of diluted earnings per share excluded 0.8 million, 0.6 million, and 0.8 million stock options, respectively, because they were anti-dilutive.  For the year ended March 31, 2016, the total number of potential dilutive securities was 0.4 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.

Table of Content
Note10:	Inventories

Inventories consisted of the following:

	March 31,
	2016	2015
Raw materials and work in process	$79.5	$80.7
Finished goods	31.5	27.0
Total inventories	$111.0	$107.7

Note11:	Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2016	2015
Land	$7.2	$8.2
Buildings and improvements (10-40 years)	221.3	221.0
Machinery and equipment (3-12 years)	694.3	652.0
Office equipment (3-10 years)	84.1	81.9
Construction in progress	36.7	31.7
	1,043.6	994.8
Less: accumulated depreciation	(705.0)	(672.7)
Net property, plant and equipment	$338.6	$322.1

Depreciation expense totaled $48.6 million, $50.0 million and $57.3 million for the years ended March 31, 2016, 2015, and 2014, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded in SG&A expenses.  Total losses related to the disposal of property, plant and equipment were $0.4 million, $1.1 million and $2.6 million for the years ended March 31, 2016, 2015, and 2014, respectively.

Note 12:	Investment in Affiliate

The Company’s investment in its non-consolidated affiliate is accounted for under the equity method.  The Company has a 50 percent ownership of Nikkei Heat Exchanger Company, Ltd. (“NEX”).  At both March 31, 2016 and 2015, the Company included the investment in NEX of $3.2 million in other noncurrent assets.  At March 31, 2016, the investment in NEX is equal to the Company's investment in the underlying assets.

The Company reports the results of operations for NEX in the consolidated financial statements using a one-month reporting delay.  The Company reports equity in earnings from non-consolidated affiliates within other income and expense in the consolidated statements of operations.  The Company’s share of NEX’s earnings for the years ended March 31, 2016, 2015, and 2014 was $0.1 million, $0.6 million and $0.7 million, respectively.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note13:	Intangible Assets

Intangible assets consisted of the following:

	March 31, 2016			March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$8.9	$(6.3)	$2.6	$9.1	$(5.8)	$3.3
Acquired technology	5.5	(1.5)	4.0	5.6	(0.9)	4.7
Customer relationships	2.0	(0.4)	1.6	2.1	(0.2)	1.9
Total intangible assets	$16.4	$(8.2)	$8.2	$16.8	$(6.9)	$9.9

The Company recorded $1.6 million, $1.6 million and $0.8 million of amortization expense during fiscal 2016, 2015 and 2014, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
2017	$1.6
2018	1.6
2019	1.5
2020	1.3
2021	0.8
2022 & Beyond	1.4

Note 14:	Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	Americas	Asia	Building HVAC	Total
Balance, March 31, 2014	$10.9	$0.5	$17.3	$28.7
Impairment charge	(7.8)	-	-	(7.8)
Effect of exchange rate changes	(3.1)	-	(1.6)	(4.7)
Balance, March 31, 2015	-	0.5	15.7	16.2
Effect of exchange rate changes	-	-	(0.4)	(0.4)
Balance, March 31, 2016	$-	$0.5	$15.3	$15.8

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment during the fourth quarter of fiscal 2016 by applying a fair value-based test and determined that the fair value of its reporting units exceeded their respective book values.  In fiscal 2015, the Company recorded a $7.8 million goodwill impairment charge within the Americas segment in connection with its annual assessment.  The impairment charge was primarily caused by a decline in the financial outlook for Brazil.

At both March 31, 2016 and 2015, accumulated goodwill impairment losses totaled $31.6 million and $8.7 million within the Americas and Europe segments, respectively.

Note 15:	Product Warranties, Operating Leases, and Other Commitments

Product warranties: Most of the Company’s products are covered under a warranty period ranging from one to five years.  The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience.  In addition, the Company adjusts its warranty accruals if it becomes probable that expected claims will differ from initial estimates.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2016	2015
Beginning balance	$10.4	$14.0
Warranties recorded at time of sale	5.7	5.8
Adjustments to pre-existing warranties	(1.1)	1.5
Settlements	(6.7)	(9.2)
Effect of exchange rate changes	-	(1.7)
Ending balance	$8.3	$10.4

Operating leases: The Company leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $11.9 million in fiscal 2016, and $11.5 million in both fiscal 2015 and 2014.

Future minimum rental commitments at March 31, 2016 under non-cancelable operating leases were as follows:

Fiscal Year
2017	$8.1
2018	5.6
2019	4.8
2020	4.6
2021	4.1
2022 and beyond	26.3
Total	$53.5

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2016 is not material.

Commitments: At March 31, 2016, the Company had capital expenditure commitments of $20.5 million.  Significant commitments include tooling and equipment expenditures for new and renewal programs with customers in the Americas and Europe segments.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 16:	Indebtedness

Long-term debt was comprised of the following:

	Fiscal year of maturity	March 31, 2016	March 31, 2015

Foreign credit agreements	2018-2020	$0.4	$0.2
6.8% Senior Notes	2017-2021	125.0	125.0
Revolving credit facility	2019	-	-
		125.4	125.2
Other (a)	2017-2030	8.6	4.9
		134.0	130.1
Less: current portion		(8.5)	(0.5)
Total long-term debt		$125.5	$129.6

(a)	Other long-term debt includes capital lease obligations and other financing-type obligations.

The Company maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  Borrowings under the credit agreement bear interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus 125 to 225 basis points (1.8 percent at March 31, 2016) depending upon the Company’s leverage ratio, as defined below.  At March 31, 2016 and 2015, no borrowings were outstanding under the revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at March 31, 2016 and 2015 of $28.6 million and $18.6 million, respectively.  At March 31, 2016, the Company’s foreign unused lines of credit totaled $32.0 million.  In aggregate, the Company had total available lines of credit of $207.0 million at March 31, 2016.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of the Company’s cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”), and an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2016.

Long-term debt matures as follows:

Fiscal Year
2017	$8.5
2018	16.5
2019	16.5
2020	16.6
2021	69.4
2022 & beyond	6.5
Total	$134.0

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At March 31, 2016 and 2015, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $139.0 million and $141.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 17:	Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

The Company maintains domestic 401(k) plans that allow employees to contribute a portion of their salary to help save for retirement.  The Company matched 50 percent of employee contributions, up to 5 percent of employee compensation, during fiscal 2016, 2015, and 2014.  The Company also makes annual employer contributions into active employee accounts based upon a percentage of employee compensation.  Employees can choose among various investment alternatives, including (subject to restrictions) Modine stock.  The Company’s matching contributions and annual employer contributions are discretionary.  The Company’s expense for defined contribution employee benefit plans during fiscal 2016, 2015, and 2014 was $4.6 million, $5.9 million, and $8.3 million, respectively.  The decreasing trend in expense from fiscal 2014 was primarily due to lower discretionary employer contributions.

In addition, the Company maintains a non-qualified deferred compensation plan for eligible employees, and various non-U.S. subsidiaries have government-required defined contribution plans in place, under which they contribute a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Certain non-U.S. subsidiaries have statutory termination indemnity plans covering eligible employees.  The benefits under these plans are based upon years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are all substantially unfunded in accordance with local laws, but are often covered by national obligatory umbrella insurance programs that protect employees from losses in the event that an employer defaults on its obligations.

Defined Benefit Employee Benefit Plans:

Pension plans: The Company maintains non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The benefits provided are based primarily on years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based on a monthly retirement benefit amount.  Domestic salaried employees hired after December 31, 2003 are not covered under a defined benefit plan.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded.  The primary non-U.S. plans are maintained in Germany and Austria and are closed to new participants.

The Company contributed $6.7 million, $5.9 million, and $8.0 million to its U.S. pension plans during fiscal 2016, 2015, and 2014, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

During fiscal 2016, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company completed a voluntary lump-sum payout program offered to certain eligible former employees.  Approximately 2,000 participants accepted the lump-sum settlement offer.  During fiscal 2016, a total of $65.3 million was paid from pension plan assets for lump-sum payouts, which reduced the Company’s pension obligation by the same amount.  In connection with these lump-sum payouts, the Company recorded $42.1 million of non-cash settlement losses related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss.  During fiscal 2016, the Company recorded $33.3 million and $8.8 million of settlement losses as SG&A expenses and cost of sales, respectively, within the consolidated statements of operations.

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans during fiscal 2016, 2015, and 2014 was $0.3 million, $0.1 million, and $1.0 million, respectively.

Measurement Date:  The Company uses March 31 as the measurement date for its pension and postretirement plans.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s pension plans, for the fiscal years ended March 31, 2016 and 2015 were as follows:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$328.2	$295.7
Service cost	0.6	0.5
Interest cost	11.2	13.0
Actuarial (gain) loss	(2.8)	40.6
Benefits paid (a)	(78.1)	(14.6)
Effect of exchange rate changes	1.9	(7.0)
Benefit obligation at end of year	$261.0	$328.2

Change in plan assets:
Fair value of plan assets at beginning of year	$217.0	$213.7
Actual return on plan assets	(5.3)	10.8
Benefits paid (a)	(78.1)	(14.6)
Employer contributions	7.9	7.1
Fair value of plan assets at end of year	$141.5	$217.0
Funded status at end of year	$(119.5)	$(111.2)

Amounts recognized in the consolidated balance sheets:
Current liability	$(0.9)	$(0.8)
Noncurrent liability	(118.6)	(110.4)
	$(119.5)	$(111.2)

(a)	In fiscal 2016, $65.3 million was paid from plan assets in connection with lump-sum payouts.

The accumulated benefit obligation for pension plans was $257.9 million and $325.5 million as of March 31, 2016 and 2015, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $162.0 million and $192.3 million as of March 31, 2016 and 2015, respectively.

Costs for the Company’s pension plans included the following components for the fiscal years ended March 31, 2016, 2015, and 2014:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$0.6	$0.5	$0.6
Interest cost	11.2	13.0	13.0
Expected return on plan assets	(14.9)	(16.7)	(15.7)
Amortization of net actuarial loss	6.4	5.5	6.3
Settlements (a)	42.1	-	-
Net periodic benefit cost	$45.4	$2.3	$4.2

Other changes in benefit obligation recognized in other comprehensive loss (income):
Net actuarial loss (gain)	$17.5	$46.4	$(17.3)
Amortization of net actuarial loss (a)	(48.5)	(5.5)	(6.3)
Total recognized in other comprehensive (income) loss	$(31.0)	$40.9	$(23.6)

(a)	During fiscal 2016, in connection with lump-sum payouts to pension plan participants, the Company recorded $42.1 million of settlement losses, which were previously recorded in accumulated other comprehensive loss.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company estimates $5.6 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2017.

The Company used a discount rate of 4.1% and 4.0% as of March 31, 2016 and 2015, respectively, in determining its benefit obligations under its U.S. pension plans. The Company used a discount rate of 1.8% and 1.3% as of March 31, 2016 and 2015, respectively, in determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 4.3%, 4.7%, and 4.4% to determine its costs under its U.S. pension plans for the fiscal years ended March 31, 2016, 2015, and 2014, respectively.  The Company used a discount rate of 1.3%, 3.0%, and 3.5% to determine its costs under its non-U.S. pension plans for the fiscal years ended March 31, 2016, 2015, and 2014, respectively. The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2016 and 2015 were as follows:

	Target allocation	Plan assets
		2016	2015
Equity securities	55%	56%	55%
Debt securities	38%	36%	36%
Alternative assets	5%	4%	5%
Cash	2%	4%	4%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2016 and 2015, the Company’s pension plans did not directly own shares of Modine common stock.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2016, 2015, and 2014 U.S. pension plan expense, the expected rate of return on plan assets was 8.0 percent.  For fiscal 2017 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 8.0 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to make contributions of $8.1 million to these plans during fiscal 2017.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2017	$14.5
2018	15.2
2019	15.3
2020	15.8
2021	16.1
2022-2026	79.3

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 18:	Derivative Instruments

The Company uses derivative financial instruments from time to time as a tool to manage certain financial risks.  The Company’s policy prohibits the use of leveraged derivatives.  Accounting for derivatives and hedging activities requires derivative financial instruments to be measured at fair value and recognized as assets or liabilities in the consolidated balance sheets.  Accounting for the gain or loss resulting from the change in fair value of the derivative financial instruments depends on whether it has been designated, and is effective, as a hedge, and, if so, on the nature of the hedging activity.

Commodity Derivatives:  The Company periodically enters into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into in fiscal 2014, 2015, and 2016 for hedge accounting.  Accordingly, unrealized gains and losses on these contracts are recorded within cost of sales.

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

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2016	March 31, 2015
Foreign exchange contracts	Other current assets	$0.1	$-
Foreign exchange contracts	Other current liabilities	-	0.3
Commodity derivatives	Other current liabilities	0.1	0.1

The amounts recorded in the consolidated statements of operations for the Company’s derivative financial instruments were as follows:

	Statement of Operations	Years ended March 31,
	Location	2016	2015	2014
Commodity derivatives	Cost of sales	$(0.7)	$(0.2)	$(0.5)
Foreign exchange contracts	Other income (expense) - net	0.6	(1.1)	-
Total loss		$(0.1)	$(1.3)	$(0.5)

Note 19:	Contingencies and Litigation

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

Credit risk:  The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2016 and 2015, two customers each accounted for ten percent or more of the Company’s total sales.  In fiscal 2014, one customer accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers represented 63 percent of total sales in both fiscal 2016 and 2015 and 56 percent in fiscal 2014.  At March 31, 2016 and 2015, 45 percent and 47 percent, respectively, of the Company's trade accounts receivable were from the Company's top ten customers.  These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by similar market and general economic factors.  Collateral or advanced payments are generally not required.  The Company has not experienced significant credit losses to customers in the markets served.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company manages credit risk through its focus on the following:

●	Cash and investments – reviewing cash deposits and short-term investments to ensure banks have credit ratings acceptable to the Company and that short-term investments are maintained in secured or guaranteed instruments;
●	Accounts receivable – performing periodic customer credit evaluations and actively monitoring their financial condition and applicable business news;
●	Pension assets – ensuring that investments within pension plans provide appropriate diversification, monitoring of investment teams, ensuring that portfolio managers adhere to the Company’s investment policies and directives, and ensuring that exposure to high risk investments is limited; and
●	Insurance – ensuring that insurance providers maintain acceptable financial ratings.

Counterparty risks:  The Company manages counterparty risks through its focus on the following:

●	Customers – performing thorough reviews of customer credit reports and accounts receivable aging reports by internal credit committees;
●	Suppliers – maintaining a supplier risk management program and utilizing industry sources to identify and mitigate high risk situations; and
●	Derivatives – ensuring that counterparties to derivative instruments maintain credit ratings that are acceptable to the Company.

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

The Company has recorded environmental investigation and remediation accruals for subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in Brazil.  During fiscal 2016, the Company recorded charges totaling $1.6 million, within cost of sales, to establish an environmental accrual for investigative work related to a previously-owned manufacturing facility in the United States.  In addition, the Company has recorded accruals for other lesser environmental matters at certain facilities located in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $5.1 million and $3.8 million at March 31, 2016 and 2015, respectively.  As additional information becomes available, the Company will re-assess the liability related to these matters and revise the estimated accrual, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against the Company’s subsidiary in Brazil (“Modine Brazil”), seeking remediation and certain other damages as a result of contamination allegedly attributable to its operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil antitrust investigation:  During the fourth quarter of fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years prior to the notice.  As of March 31, 2016 and March 31, 2015, the Company accrued $2.8 million and $3.2 million (BRL 10.0 million at each date), respectively, representing the estimated amount that may be incurred in connection with the management and resolution of this matter.  Due to the ongoing nature of this matter, the Company cannot provide assurance of its ultimate resolution at this time.

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

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 20:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2015	$(40.7)	$(157.9)	$(198.6)

Other comprehensive loss before reclassifications	4.7	(16.6)	(11.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	48.3	48.3
Amortization of unrecognized prior service credit (a)	-	(0.2)	(0.2)
Income taxes	-	(11.8)	(11.8)
Total other comprehensive loss	4.7	19.7	24.4

Balance, March 31, 2016	$(36.0)	$(138.2)	$(174.2)

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2014	$27.3	$(131.2)	$(103.9)

Other comprehensive loss before reclassifications	(68.0)	(45.2)	(113.2)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.4	5.4
Amortization of unrecognized prior service credit (a)	-	(0.1)	(0.1)
Income taxes	-	13.2	13.2
Total other comprehensive loss	(68.0)	(26.7)	(94.7)

Balance, March 31, 2015	$(40.7)	$(157.9)	$(198.6)

(a)	Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. See Note 17 for additional information about the Company’s pension plans.

Note 21:	Segment and Geographic Information

The Company’s product lines consist of heat-transfer components and systems.  The Company serves the vehicular, industrial, and building heating, ventilating and air conditioning markets.  During fiscal 2016, the Company combined its North America and South America segments into the Americas segment to streamline operations, gain synergies and improve its cost structure.  As a result, the Company recast the prior-period segment financial information to conform to the current-period presentation.  There was no impact to the Company’s consolidated financial statements as a result.  Throughout fiscal 2016, the Company’s four operating segments were as follows:

Americas:
Comprised of vehicular and industrial original equipment products in North America and South America, as well as aftermarket products in South America.

Europe:
Comprised of vehicular and industrial original equipment products in Europe.

Asia:
Comprised of vehicular and industrial original equipment products in Asia.

Building HVAC:
Comprised of building heating, ventilating and air conditioning products throughout the world.

Table of Content
Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

The following is a summary of net sales, gross profit, and operating income by segment:

	Years ended March 31,
Net sales:	2016	2015	2014
Americas	$585.5	$666.9	$688.3
Europe	524.1	578.2	584.4
Asia	79.0	81.2	71.5
Building HVAC	181.4	186.3	146.5
Segment total	1,370.0	1,512.6	1,490.7
Corporate and eliminations	(17.5)	(16.2)	(13.1)
Net sales	$1,352.5	$1,496.4	$1,477.6

	Years ended March 31,
	2016		2015		2014
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$100.1	17.1%	$109.1	16.3%	$114.3	16.6%
Europe	68.1	13.0%	68.7	11.9%	70.8	12.1%
Asia	12.2	15.5%	11.5	14.2%	8.9	12.5%
Building HVAC	54.2	29.9%	55.9	30.0%	43.4	29.6%
Segment total	234.6	17.1%	245.2	16.2%	237.4	15.9%
Corporate and eliminations (a)	(11.1)	-	1.3	-	0.8	-
Gross profit	$223.5	16.5%	$246.5	16.5%	$238.2	16.1%

	Years ended March 31,
Operating income:	2016	2015	2014
Americas	$36.2	$33.4	$49.6
Europe	13.3	25.7	9.6
Asia	0.8	0.3	(3.3)
Building HVAC	13.9	19.1	9.4
Segment total	64.2	78.5	65.3
Corporate and eliminations (a)	(71.7)	(25.8)	(28.1)
Operating (loss) income	$(7.5)	$52.7	$37.2

(a)	During fiscal 2016, the Company recorded pension settlement losses of $42.1 million at Corporate, within SG&A expenses ($33.3 million) and cost of sales ($8.8 million). See Note 17 for additional information.

Inter-segment sales are accounted for based on an established markup over production costs.  Net sales for corporate and eliminations primarily represent the elimination of inter-segment sales.  The operating loss for corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance.

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The following is a summary of total assets by segment:

	March 31,
	2016	2015
Americas	$267.2	$277.7
Europe	301.9	282.7
Asia	104.0	92.2
Building HVAC (a)	99.0	131.3
Corporate and eliminations	148.8	147.0
Total assets	$920.9	$930.9

(a)	As of March 31, 2015, total assets within the Building HVAC segment included $48.0 million of insurance-related assets for the rebuild of the facility damaged by the Airedale fire. See Note 2 for additional information.

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2016	2015	2014
Americas	$26.7	$30.2	$24.6
Europe	24.8	21.5	22.9
Asia	6.2	3.8	4.6
Building HVAC	5.1	2.8	1.0
Total capital expenditures	$62.8	$58.3	$53.1

	Years ended March 31,
Depreciation and amortization expense:	2016	2015	2014
Americas	$22.1	$21.3	$22.6
Europe	18.0	19.8	26.6
Asia	6.5	7.2	6.7
Building HVAC	3.6	3.3	2.2
Total depreciation and amortization expense	$50.2	$51.6	$58.1

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2016	2015	2014
United States	$627.6	$669.3	$645.7
Germany	155.3	193.8	229.5
Hungary	145.9	161.0	150.3
Austria	113.1	118.7	109.8
Other	310.6	353.6	342.3
Net sales	$1,352.5	$1,496.4	$1,477.6

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2016	2015
United States	$92.5	$92.7
Austria	44.2	41.5
China	33.6	31.8
Germany	32.1	47.2
Hungary	31.4	28.9
Other	104.8	80.0
Total property, plant and equipment	$338.6	$322.1

The following is a summary of net sales by end market:

	Years ended March 31,
	2016	2015	2014
Commercial vehicle	$459.8	$512.5	$477.0
Automotive	396.8	401.8	395.6
Off-highway	206.2	274.6	320.8
Building HVAC	181.4	186.3	146.5
Other	108.3	121.2	137.7
Net sales	$1,352.5	$1,496.4	$1,477.6

Table of Content
MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 22:	Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized below for the years ended March 31, 2016 and 2015:

	Fiscal 2016 quarters ended
	June	Sept.	Dec.	March	Fiscal 2016

Net sales	$346.1	$334.0	$328.7	$343.7	$1,352.5
Gross profit	57.0	45.7	58.6	62.2	223.5
Earnings (loss) from continuing operations (a)	5.5	(22.5)	8.2	7.8	(1.0)
Net earnings (loss) attributable to Modine (a)	5.1	(22.5)	8.2	7.6	(1.6)
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.11	$(0.47)	$0.17	$0.16	$(0.03)
Diluted	0.11	(0.47)	0.17	0.16	(0.03)

	Fiscal 2015 quarters ended
	June	Sept.	Dec.	March	Fiscal 2015

Net sales	$392.5	$377.3	$363.6	$363.0	$1,496.4
Gross profit	67.7	56.7	59.4	62.7	246.5
Earnings (loss) from continuing operations (b)	14.1	2.0	9.1	(3.0)	22.2
Net earnings (loss) attributable to Modine (b)	13.7	1.7	9.6	(3.2)	21.8
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.29	$0.04	$0.20	$(0.07)	$0.46
Diluted	0.28	0.04	0.20	(0.07)	0.45

(a)	During fiscal 2016, restructuring expenses totaled $2.6 million, $1.0 million, $1.6 million, and $11.4 million for the quarters ended June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, respectively (see Note 6). During the fourth quarter of fiscal 2016, the Company recorded a $9.9 million asset impairment charge related to a manufacturing facility in Germany (see Note 6). During fiscal 2016, non-cash pension settlement losses totaled $39.2 million, $1.1 million, and $1.8 million for the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016, respectively (see Note 17). During the fourth quarter of fiscal 2016, the Company recorded a $9.5 million gain related to an insurance settlement for equipment losses resulting from the Airedale fire (see Note 2). Also during the fourth quarter of fiscal 2016, the Company reversed a deferred tax asset valuation allowance, and, as a result, recorded an income tax benefit of $3.0 million (see Note 8).
(b)	During fiscal 2015, restructuring expenses totaled $0.8 million, $1.0 million, $1.9 million, and $1.0 million for the quarters ended June 30, 2014, September 30, 2014, December 31, 2014, and March 31, 2015, respectively (see Note 6). During the third quarter of fiscal 2015, the Company sold a wind tunnel and recognized a gain of $3.2 million (see Note 6). During the fourth quarter of fiscal 2015, the Company recorded a $7.8 million goodwill impairment charge (see Note 14) and a $3.2 million charge associated with a legal matter in Brazil (see Note 19).

Table of Content
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in fiscal 2016.

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

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 26, 2016

Table of Content
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded the design and operation of the Company's disclosure controls and procedures were effective as of March 31, 2016.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016.  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based on this assessment, management concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

Table of Content
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on July 21, 2016 (the “2016 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The Company incorporates by reference the information appearing in the 2016 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics. The Company incorporates by reference the information appearing in the 2016 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics.”  The Company's Code of Ethics (labeled as the Code of Conduct) is included on its website, www.modine.com (About Modine link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2016 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2016 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2016 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2016 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2016 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2016 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2016 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2016 and 2015.”

Table of Content
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2016, 2015 and 2014	38
Consolidated Statements of Comprehensive Income for the years ended March 31, 2016, 2015 and 2014	39
Consolidated Balance Sheets at March 31, 2016 and 2015	40
Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014	41
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2016, 2015 and 2014	42
Notes to Consolidated Financial Statements	43-68
Report of Independent Registered Public Accounting Firm	69

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	74

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	75-77

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

Table of Content
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 26, 2016	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke Thomas A. Burke President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2016

/s/ Michael B. Lucareli Michael B. Lucareli Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2016

/s/ Marsha C. Williams Marsha C. Williams Director	May 26, 2016

/s/ David J. Anderson David J. Anderson Director	May 26, 2016

/s/ Charles P. Cooley Charles P. Cooley Director	May 26, 2016

/s/ Suresh V. Garimella Suresh V. Garimella Director	May 26, 2016

/s/ Larry O. Moore Larry O. Moore Director	May 26, 2016

/s/ Christopher W. Patterson Christopher W. Patterson Director	May 26, 2016

/s/ Christine Y. Yan Christine Y. Yan Director	May 26, 2016

/s/ David G. Bills David G. Bills Director	May 26, 2016

Table of Content
MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2016, 2015 and 2014
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Balance at End of Period

2016: Valuation Allowance for Deferred Tax Assets	$48.0	$1.5	$1.3	(a)	$50.8

2015: Valuation Allowance for Deferred Tax Assets	$61.2	$(6.8)	$(6.4)	(a)	$48.0

2014: Valuation Allowance for Deferred Tax Assets	$172.8	$(113.1)	$1.5	(a)	$61.2

Notes:
(a)	Foreign currency translation and other adjustments

Table of Content
MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2016 ANNUAL REPORT ON FORM 10-K

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

Table of Content
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
Exhibit 4.3 to August 30, 2013 8-K

4.11	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.5*	Employment Agreement, dated July 1, 2014, between Modine Holding GmbH and Holger Schwab, effective as of July 1, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2014

10.6*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000

10.7*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.8*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007

10.9*	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 17, 2014

Table of Content
10.10*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011

10.11*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.12*	Form of Fiscal 2016 Modine Performance Stock Award Agreement	Exhibit 10.1 to Form 10-Q for the first quarter ended June 30, 2015 ("June 30, 2015 10-Q")

10.13*	Form of Fiscal 2016 Modine Incentive Stock Options Award Agreement	Exhibit 10.2 to June 30, 2015 10-Q

10.14*	Form of Fiscal 2016 Modine Restricted Stock Award Agreement	Exhibit 10.3 to June 30, 2015 10-Q

10.15*	Form of Fiscal 2016 Modine Non-Qualified Stock Option Award Agreement	Exhibit 10.4 to June 30, 2015 10-Q

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

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