Form 10-Q
period 2016-06-30
MODINE MANUFACTURING CO
filed 2016-08-03
CIK 67347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,781,070 at July 29, 2016.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2016 and 2015
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2016	2015
Net sales	$347.2	$346.1
Cost of sales	285.2	289.1
Gross profit	62.0	57.0
Selling, general and administrative expenses	44.6	42.8
Restructuring expenses	2.3	2.6
Operating income	15.1	11.6
Interest expense	(3.0)	(2.8)
Other expense – net	(0.2)	-
Earnings before income taxes	11.9	8.8
Provision for income taxes	(3.0)	(3.3)
Net earnings	8.9	5.5
Net earnings attributable to noncontrolling interest	(0.3)	(0.4)
Net earnings attributable to Modine	$8.6	$5.1

Net earnings per share attributable to Modine shareholders:
Basic	$0.18	$0.11
Diluted	$0.18	$0.11

Weighted-average shares outstanding:
Basic	46.9	47.3
Diluted	47.2	47.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2016 and 2015
(In millions)
(Unaudited)

	Three months ended June 30,
	2016	2015
Net earnings	$8.9	$5.5
Other comprehensive income (loss):
Foreign currency translation	(4.9)	8.7
Defined benefit plans, net of income taxes of $0.4 and $0.6 million	0.9	1.2
Total other comprehensive income (loss)	(4.0)	9.9

Comprehensive income	4.9	15.4
Comprehensive income attributable to noncontrolling interest	(0.2)	(0.4)
Comprehensive income attributable to Modine	$4.7	$15.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and March 31, 2016
(In millions, except per share amounts)
(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$64.1	$68.9
Trade accounts receivable – net	195.7	189.1
Inventories	116.2	111.0
Other current assets	41.4	43.5
Total current assets	417.4	412.5
Property, plant and equipment – net	338.8	338.6
Intangible assets – net	7.5	8.2
Goodwill	14.9	15.8
Deferred income taxes	123.7	123.1
Other noncurrent assets	23.1	22.7
Total assets	$925.4	$920.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$37.5	$28.6
Long-term debt – current portion	12.5	8.5
Accounts payable	139.5	142.4
Accrued compensation and employee benefits	54.7	58.6
Other current liabilities	36.1	35.5
Total current liabilities	280.3	273.6
Long-term debt	121.3	125.5
Deferred income taxes	3.7	4.2
Pensions	115.9	118.6
Other noncurrent liabilities	16.4	16.3
Total liabilities	537.6	538.2
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 49.4 million and 49.0 million shares	30.9	30.6
Additional paid-in capital	186.7	185.6
Retained earnings	366.8	358.2
Accumulated other comprehensive loss	(178.1)	(174.2)
Treasury stock, at cost, 1.7 million and 1.6 million shares	(25.2)	(24.0)
Total Modine shareholders' equity	381.1	376.2
Noncontrolling interest	6.7	6.5
Total equity	387.8	382.7
Total liabilities and equity	$925.4	$920.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2016 and 2015
(In millions)
(Unaudited)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$8.9	$5.5
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	12.5	12.4
Insurance proceeds from Airedale fire	-	0.7
Other – net	0.8	3.4
Changes in operating assets and liabilities:
Trade accounts receivable	(9.0)	(2.8)
Inventories	(5.5)	(5.7)
Accounts payable	(1.7)	(6.4)
Other assets and liabilities	(4.4)	(7.2)
Net cash provided by (used for) operating activities	1.6	(0.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(14.5)	(16.0)
Insurance proceeds from Airedale fire	3.0	14.6
Costs to replace building and equipment damaged in Airedale fire	(1.0)	(11.0)
Other – net	(0.9)	(0.1)
Net cash used for investing activities	(13.4)	(12.5)

Cash flows from financing activities:
Borrowings of debt	14.2	12.1
Repayments of debt	(4.9)	(9.4)
Dividend paid to noncontrolling interest	-	(0.9)
Other – net	(1.1)	(0.6)
Net cash provided by financing activities	8.2	1.2

Effect of exchange rate changes on cash	(1.2)	1.6
Net decrease in cash and cash equivalents	(4.8)	(9.8)

Cash and cash equivalents – beginning of period	68.9	70.5
Cash and cash equivalents – end of period	$64.1	$60.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2016. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2016.

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

Note 2: Airedale Facility Fire

In September 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC segment.  There were no injuries caused by the fire.  The Rawdon facility, which is leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling.  The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities while it rebuilt the leased facility.  The Company completed the reconstruction and relocation to the Rawdon facility in fiscal 2016.

The Company’s insurance covered damage to the leased facility, equipment, inventory, and other assets, as well as business interruption and lost profits, and recovery-related expenses caused by the fire.  Since the date of the fire, the Company has received cash proceeds totaling $99.0 million from its insurance provider for covered losses, and recorded losses and costs caused by the fire in the same statement of operations line as the related insurance recovery.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan. The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.3 million and $3.2 million at June 30, 2016 and March 31, 2016, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4: Pensions

During the three months ended June 30, 2016 and 2015, the Company contributed $1.5 million and $1.3 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended June 30,
	2016	2015
Service cost	$0.1	$0.1
Interest cost	2.4	3.0
Expected return on plan assets	(3.0)	(4.3)
Amortization of unrecognized net loss	1.4	1.8
Net periodic benefit cost	$0.9	$0.6

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

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award. The Company recognized stock-based compensation cost of $1.4 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2017 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,
	2016		2015
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.3	$4.60	0.2	$7.11
Restricted stock - retention	0.3	$10.00	0.3	$11.39
Restricted stock - performance based	0.3	$10.00	0.2	$11.39

The Company used the following assumptions in determining fair value for stock options:

	Three months ended June 30,
	2016	2015
Expected life of awards in years	6.4	6.3
Risk-free interest rate	1.4%	1.9%
Expected volatility of the Company's stock	45.5%	66.9%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of June 30, 2016, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$3.1	3.0
Restricted stock - retention	7.0	3.0
Restricted stock - performance based	3.6	2.4
Total	$13.7	2.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 6: Restructuring Activities

During the first quarter of fiscal 2017, the Company substantially completed a voluntary retirement program for certain U.S. salaried employees and implemented targeted headcount reductions at several locations.  These restructuring activities are part of the Company’s Strengthen, Diversify and Grow transformational initiative and support the objective of reducing operational and selling, general and administrative (“SG&A”) cost structures.

During the first quarter of fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility and recorded severance costs as a result.  The Company is currently transferring the facility’s production to other Americas segment manufacturing facilities, which it expects to complete in the second half of fiscal 2017.  Also during the first quarter of fiscal 2016, the Company substantially completed the transfer of production from its McHenry, Illinois manufacturing facility, which is now closed.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

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

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2016	2015
Employee severance and related benefits	$1.3	$1.9
Other restructuring and repositioning expenses	1.0	0.7
Total	$2.3	$2.6

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2016	2015
Beginning balance	$14.7	$9.9
Additions	1.3	1.9
Payments	(3.1)	(2.4)
Effect of exchange rate changes	(0.2)	0.4
Ending balance	$12.7	$9.8

At both June 30, 2016 and March 31, 2016, assets held for sale, which consisted of facilities marketed for sale, totaled $8.5 million and were reported within other noncurrent assets.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2016	2015
Equity in earnings of non-consolidated affiliate	$0.1	$0.2
Interest income	0.1	0.1
Foreign currency transactions (a)	(0.4)	(0.3)
Total other expense - net	$(0.2)	$-

(a)	Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended June 30, 2016 and 2015, the Company’s effective income tax rate was 25.2 percent and 37.5 percent, respectively.

The most significant factors impacting the effective tax rate for the three months ended June 30, 2016, as compared with the prior-year period, were changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  At June 30, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($44.3 million) and a valuation allowance against certain U.S. deferred tax assets ($5.4 million), as it is more likely than not that these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  It is possible that in fiscal 2017 or in fiscal 2018, the Company may release a portion (approximately $6.0 million) of its existing valuation allowance in a foreign jurisdiction if it is more likely than not the deferred tax assets will be realized.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2016	2015
Net earnings attributable to Modine	$8.6	$5.1
Less: Undistributed earnings attributable to unvested shares	(0.1)	(0.1)
Net earnings available to Modine shareholders	$8.5	$5.0

Weighted-average shares outstanding - basic	46.9	47.3
Effect of dilutive securities	0.3	0.5
Weighted-average shares outstanding - diluted	47.2	47.8

Earnings per share:
Net earnings per share - basic	$0.18	$0.11
Net earnings per share - diluted	$0.18	$0.11

For the three months ended June 30, 2016 and 2015, the calculation of diluted earnings per share excluded 1.1 million and 0.9 million stock options, respectively, because they were anti-dilutive.

Note 10: Inventories

Inventories consisted of the following:

	June 30, 2016	March 31, 2016
Raw materials and work in process	$80.1	$79.5
Finished goods	36.1	31.5
Total inventories	$116.2	$111.0

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2016	March 31, 2016
Gross property, plant and equipment	$1,044.9	$1,043.6
Accumulated depreciation	(706.1)	(705.0)
Net property, plant and equipment	$338.8	$338.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	Total
Goodwill, March 31, 2016	$0.5	$15.3	$15.8
Effect of exchange rate changes	-	(0.9)	(0.9)
Goodwill, June 30, 2016	$0.5	$14.4	$14.9

Intangible assets consisted of the following:

	June 30, 2016			March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$8.5	$(6.1)	$2.4	$8.9	$(6.3)	$2.6
Acquired technology	5.4	(1.7)	3.7	5.5	(1.5)	4.0
Customer relationships	1.9	(0.5)	1.4	2.0	(0.4)	1.6
Total intangible assets	$15.8	$(8.3)	$7.5	$16.4	$(8.2)	$8.2

The Company recorded $0.4 million of amortization expense during both the three months ended June 30, 2016 and 2015.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$1.2
2018	1.5
2019	1.4
2020	1.3
2021	0.7
2022 & Beyond	1.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2016	2015
Beginning balance	$8.3	$10.4
Warranties recorded at time of sale	1.4	1.4
Adjustments to pre-existing warranties	0.1	0.8
Settlements	(1.3)	(1.5)
Effect of exchange rate changes	(0.1)	0.2
Ending balance	$8.4	$11.3

Note 14: Indebtedness

The Company holds $125.0 million of 6.8 percent Senior Notes, with principal repayments beginning in the third quarter of fiscal 2017 and continuing through fiscal 2021.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At June 30, 2016, the Company borrowed $5.0 million under this revolving credit facility.  At March 31, 2016, the Company had no borrowings outstanding under this revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at June 30, 2016 and March 31, 2016 of $32.5 million and $28.6 million, respectively.  At June 30, 2016, the Company’s foreign unused lines of credit totaled $28.0 million.  In aggregate, the Company had total available lines of credit of $198.0 million at June 30, 2016.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of June 30, 2016.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2016 and March 31, 2016, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $138.0 million and $139.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in Brazil.  In addition, the Company has recorded an environmental accrual for investigative work related to a previously-owned manufacturing facility in the United States, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $4.5 million and $5.1 million at June 30, 2016 and March 31, 2016, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against the Company’s subsidiary in Brazil (“Modine Brazil”), seeking remediation and certain other damages as a result of contamination allegedly attributable to its operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil antitrust investigation:  During fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years prior to the notice.  As of June 30, 2016 and March 31, 2016, the Company accrued $3.1 million and $2.8 million (BRL 10.0 million at each date), respectively, representing the estimated amount that may be incurred in connection with the management and resolution of this matter. Due to the ongoing nature of this matter, the Company cannot provide assurance of its ultimate resolution at this time.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2016	$(36.0)	$(138.2)	$(174.2)

Other comprehensive loss before reclassification	(4.8)	-	(4.8)
Reclassification for amortization of unrecognized net loss (a)	-	1.3	1.3
Income taxes	-	(0.4)	(0.4)
Total other comprehensive income (loss)	(4.8)	0.9	(3.9)

Balance, June 30, 2016	$(40.8)	$(137.3)	$(178.1)

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2015	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income before reclassification	8.7	-	8.7
Reclassification for amortization of unrecognized net loss (a)	-	1.8	1.8
Income taxes	-	(0.6)	(0.6)
Total other comprehensive income	8.7	1.2	9.9

Balance, June 30, 2015	$(32.0)	$(156.7)	$(188.7)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

Note 17: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
Net sales:	2016	2015
Americas	$140.0	$159.1
Europe	146.0	131.2
Asia	24.9	19.3
Building HVAC	39.9	41.3
Segment total	350.8	350.9
Corporate and eliminations	(3.6)	(4.8)
Net sales	$347.2	$346.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended June 30,
	2016		2015
Gross profit:	$'s	% of sales	$'s	% of sales
Americas	$25.1	17.9%	$26.7	16.8%
Europe	25.1	17.2%	15.1	11.5%
Asia	4.4	17.6%	3.5	18.1%
Building HVAC	10.0	25.1%	11.4	27.7%
Segment total	64.6	18.4%	56.7	16.2%
Corporate and eliminations (a)	(2.6)	-	0.3	-
Gross profit	$62.0	17.8%	$57.0	16.5%

	Three months ended June 30,
Operating income:	2016	2015
Americas	$9.3	$9.3
Europe	15.0	5.7
Asia	1.5	0.4
Building HVAC	0.9	2.1
Segment total	26.7	17.5
Corporate and eliminations (a)	(11.6)	(5.9)
Operating income	$15.1	$11.6

	June 30, 2016	March 31, 2016
Total assets:
Americas	$274.5	$267.2
Europe	306.7	301.9
Asia	103.6	104.0
Building HVAC	99.2	99.0
Corporate and eliminations	141.4	148.8
Total assets	$925.4	$920.9

(a)	During the three months ended June 30, 2016, the Company recorded expenses totaling $4.2 million at Corporate for professional services related to its procurement cost-reduction initiatives (within cost of sales) and business development activities (within SG&A).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2016 was the first quarter of fiscal 2017.

During fiscal 2016, we announced our Strengthen, Diversify and Grow strategic transformational framework.  Guided by this framework, we are progressing in our “Strengthen” initiatives to, among other things, achieve global procurement savings and efficiencies, optimize our manufacturing footprint, implement a new global organizational structure, and reduce personnel costs.  In addition, we are investing significant management time and company resources in evaluating opportunities that would enable us to achieve our “Diversify” and “Grow” objectives.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2017 increased $1.1 million, or less than 1 percent, from the first quarter of fiscal 2016, primarily due to higher sales volume to automotive customers, partially offset by lower sales volume to commercial vehicle and off-highway customers.  Gross profit increased $5.0 million and gross margin improved 130 basis points, primarily due to lower material costs and improved production efficiencies.  During the first quarter of fiscal 2017, our net earnings were $8.9 million, an increase of $3.4 million compared with net earnings of $5.5 million in the first quarter of the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$347.2	100.0%	$346.1	100.0%
Cost of sales	285.2	82.2%	289.1	83.5%
Gross profit	62.0	17.8%	57.0	16.5%
Selling, general and administrative expenses	44.6	12.8%	42.8	12.4%
Restructuring expenses	2.3	0.7%	2.6	0.7%
Operating income	15.1	4.3%	11.6	3.4%
Interest expense	(3.0)	-0.9%	(2.8)	-0.8%
Other expense – net	(0.2)	-	-	-
Earnings before income taxes	11.9	3.4%	8.8	2.6%
Provision for income taxes	(3.0)	-0.8%	(3.3)	-1.0%
Net earnings	$8.9	2.6%	$5.5	1.6%

First quarter net sales of $347.2 million were $1.1 million, or less than 1 percent, higher than the first quarter of the prior year, primarily due to higher sales in our Europe and Asia segments, partially offset by lower sales in our Americas segment and a $1.6 million unfavorable impact of foreign currency exchange rate changes.

First quarter gross profit increased $5.0 million and gross margin improved 130 basis points to 17.8 percent, primarily due to lower material costs, improved production efficiencies and cost savings resulting from procurement initiatives, net of associated expenses for professional services.

First quarter SG&A expenses increased $1.8 million, primarily due to expenses for professional services related to business development activities and higher employee benefit and incentive compensation expenses, partially offset by a $0.4 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $2.3 million in the first quarter of fiscal 2017 primarily consisted of severance expenses associated with targeted headcount reductions at several locations and a voluntary retirement program in the U.S., and equipment transfer costs related to plant consolidation activities in the Americas segment.

Operating income of $15.1 million in the first quarter of fiscal 2017 increased $3.5 million from $11.6 million in the first quarter of fiscal 2016, primarily due to higher gross profit, partially offset by higher SG&A expenses.

The provision for income taxes was $3.0 million and $3.3 million in the first quarter of fiscal 2017 and 2016, respectively.  The $0.3 million decrease was primarily related to changes in the mix of foreign and domestic earnings.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three months ended June 30, 2016 and 2015:

Americas
	Three months ended June 30,
	2016		2015
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$140.0	100.0%	$159.1	100.0%
Cost of sales	114.9	82.1%	132.4	83.2%
Gross profit	25.1	17.9%	26.7	16.8%
Selling, general and administrative expenses	13.6	9.7%	14.7	9.3%
Restructuring expenses	2.2	1.6%	2.7	1.7%
Operating income	$9.3	6.6%	$9.3	5.8%

Americas net sales decreased $19.1 million, or 12 percent, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017.  Sales were lower in both North America and Brazil, including a $1.9 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $16.6 million, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher sales volume to automotive customers.  Sales volume to original equipment manufacturer customers in Brazil also declined during the first quarter of fiscal 2017, as economic conditions in Brazil remained weak.  Gross profit decreased $1.6 million, primarily due to lower sales volume, yet gross margin improved 110 basis points to 17.9 percent.  The gross margin improvement was primarily due to lower material costs and cost savings resulting from procurement initiatives.  SG&A expenses decreased $1.1 million, primarily due to ongoing cost-control initiatives.  Restructuring expenses of $2.2 million in the first quarter of fiscal 2017 primarily consisted of equipment transfer costs related to plant consolidation activities in North America and severance expenses associated with a voluntary retirement program in the U.S.  Operating income of $9.3 million during the first quarter of fiscal 2017 was consistent with the prior year, as lower gross profit was offset by lower SG&A and restructuring expenses.

Europe
	Three months ended June 30,
	2016		2015
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$146.0	100.0%	$131.2	100.0%
Cost of sales	120.9	82.8%	116.1	88.5%
Gross profit	25.1	17.2%	15.1	11.5%
Selling, general and administrative expenses	10.4	7.1%	9.5	7.3%
Restructuring income	(0.3)	-0.2%	(0.1)	-0.1%
Operating income	$15.0	10.3%	$5.7	4.3%

Europe net sales increased $14.8 million, or 11 percent, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017, primarily due to higher sales volume to automotive and commercial vehicle customers and a $2.9 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $10.0 million and gross margin improved 570 basis points to 17.2 percent, primarily due to higher sales volume, lower material costs, cost savings resulting from procurement initiatives, and improved production efficiencies.  In addition, gross profit was favorably impacted by $0.5 million from foreign currency exchange rate changes.  SG&A expenses increased $0.9 million, but decreased as a percentage of sales.  Operating income increased $9.3 million to $15.0 million during the first quarter of fiscal 2017, primarily due to higher gross profit.

Asia
	Three months ended June 30,
	2016		2015
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$24.9	100.0%	$19.3	100.0%
Cost of sales	20.5	82.4%	15.8	81.9%
Gross profit	4.4	17.6%	3.5	18.1%
Selling, general and administrative expenses	2.9	11.8%	3.1	16.2%
Operating income	$1.5	5.8%	$0.4	1.9%

Asia net sales increased $5.6 million, or 29 percent, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from our recently-formed joint venture in China, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd., partially offset by a $1.3 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $0.9 million, primarily due to higher sales volume.  SG&A expenses decreased $0.2 million, due to a favorable impact of foreign currency exchange rate changes.  Operating income increased $1.1 million to $1.5 million during the first quarter of fiscal 2017, primarily due to higher gross profit.

Building HVAC
	Three months ended June 30,
	2016		2015
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$39.9	100.0%	$41.3	100.0%
Cost of sales	29.9	74.9%	29.9	72.3%
Gross profit	10.0	25.1%	11.4	27.7%
Selling, general and administrative expenses	8.7	21.9%	9.3	22.5%
Restructuring expenses	0.4	1.0%	-	-
Operating income	$0.9	2.2%	$2.1	5.2%

Building HVAC net sales decreased $1.4 million, or 3 percent, from the first quarter of fiscal 2016 to the first quarter of fiscal 2017, primarily due to a $1.4 million unfavorable impact of foreign currency exchange rate changes and lower cooling product sales to the school market in North America, partially offset by increased ventilation product sales in the U.K.  Gross profit decreased $1.4 million and gross margin declined 260 basis points to 25.1 percent, primarily due to recent competitive pricing pressures in the U.K. resulting from the relative values of the British pound and the euro, higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which were not yet in use during the first quarter of the prior year, and production inefficiencies in the U.K.  SG&A expenses decreased $0.6 million, primarily due to lower commission costs and a $0.2 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $0.4 million in the first quarter of fiscal 2017 primarily consisted of employee severance expenses associated with voluntary retirement programs in the U.K. and the U.S.  Operating income decreased $1.2 million to $0.9 million during the first quarter of fiscal 2017, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at June 30, 2016 of $64.1 million, and an available borrowing capacity of $198.0 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $50.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds would be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the three months ended June 30, 2016 was $1.6 million, which was a $1.7 million increase from the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, including lower incentive compensation payments during the first quarter of fiscal 2017 compared with the first quarter of the prior year.  Capital expenditures of $14.5 million during the first three months of fiscal 2017 decreased $1.5 million compared with the same period in fiscal 2016.

During fiscal 2016, our Board of Directors approved a $50.0 million share repurchase program, which expires in November 2016.  During the first quarter of fiscal 2017, we did not repurchase shares under this program and had approximately $43.0 million of the repurchase authorization remaining at June 30, 2016. Our decision whether and to what extent to repurchase additional shares depends on a number of factors, including business conditions, other cash priorities, and stock price.

Debt Covenants

Our debt agreements require us to maintain compliance with various covenants. Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  In the event of an acquisition, our leverage ratio may be temporarily raised for several quarters, per the terms of our debt agreements.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of June 30, 2016 and expect to remain in compliance through the remainder of fiscal 2017 and beyond.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•	Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, the continued deterioration in and weak forecasts for the Brazilian economy, and the continuing uncertainty regarding the recent “Brexit” vote in Great Britain;

•	The impact of potential increases in commodity prices, including our ability to successfully manage our exposure and/or pass increasing prices of aluminum, copper, steel and stainless steel (nickel) on to customers, as well as the inherent lag in timing of such pass-through arrangements; and

•	The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

Operational Risks:

•	The overall health and increasing price-down focus of our original equipment manufacturer customers in light of economic and market-specific challenges, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•	Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction pressures from customers, particularly in the face of macro-economic instability;

•	Our ability to effectively and efficiently realize expected commercial and operational efficiencies and associated cost savings and other benefits associated with our Strengthen, Diversify and Grow transformational strategy;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•	Our ability to effectively and efficiently complete restructuring activities in our Europe segment and realize expected cost reductions and increased competitiveness and profitability as a result;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the investigation and remediation of environmental contamination;

•	Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the constant pressures associated with healthcare and insurance costs.

Strategic Risks:

•	Our ability to identify and execute appropriate growth and diversification opportunities to enable us to achieve our Strengthen, Diversify and Grow transformational strategy in order to position us for long-term success.

Financial Risks:

•	Our ability to fund our global liquidity requirements efficiently, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

•	Our ability to effectively realize the benefits of tax assets in various jurisdictions in which we operate.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.  The Company’s market risks have not materially changed since the fiscal 2016 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal 2017, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2016	400 (b)	$11.01	_______	$43,143,608

May 1 – May 31, 2016	2,635 (b)	$10.38	_______	$43,143,608

June 1 – June 30, 2016	110,476 (b)	$10.18	_______	$43,143,608

Total	113,511 (b)	$10.19	_______	$43,143,608

(a)	During fiscal 2016, the Board of Directors approved a $50.0 million share repurchase program, which expires in November 2016.

(b)	Consists of shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards. The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions. These shares are held as treasury shares.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Fiscal 2017 Modine Performance Stock Award Agreement		X

10.2	Form of Fiscal 2017 Modine Incentive Stock Options Award Agreement		X

10.3	Form of Fiscal 2017 Modine Restricted Stock Award Agreement		X

10.4	Form of Fiscal 2017 Modine Non-Qualified Stock Option Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  August 3, 2016

* Executing as both the principal financial officer and a duly authorized officer of the Company