Form 10-Q
period 2016-09-30
MODINE MANUFACTURING CO
filed 2016-11-02
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 47,778,273 at October 28, 2016.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2016 and 2015
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net sales	$317.7	$334.0	$664.9	$680.1
Cost of sales	270.0	288.3	555.2	577.4
Gross profit	47.7	45.7	109.7	102.7
Selling, general and administrative expenses	48.7	76.8	93.3	119.6
Restructuring expenses	2.1	1.0	4.4	3.6
Gain on sale of facility	(1.2)	-	(1.2)	-
Operating (loss) income	(1.9)	(32.1)	13.2	(20.5)
Interest expense	(3.0)	(2.7)	(6.0)	(5.5)
Other expense – net	(0.1)	(0.1)	(0.3)	(0.1)
(Loss) earnings before income taxes	(5.0)	(34.9)	6.9	(26.1)
Benefit (provision) for income taxes	1.0	12.4	(2.0)	9.1
Net (loss) earnings	(4.0)	(22.5)	4.9	(17.0)
Net earnings attributable to noncontrolling interest	(0.1)	-	(0.4)	(0.4)
Net (loss) earnings attributable to Modine	$(4.1)	$(22.5)	$4.5	$(17.4)

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.09)	$(0.47)	$0.09	$(0.37)
Diluted	$(0.09)	$(0.47)	$0.09	$(0.37)

Weighted-average shares outstanding:
Basic	47.1	47.4	47.0	47.4
Diluted	47.1	47.4	47.3	47.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2016 and 2015
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net (loss) earnings	$(4.0)	$(22.5)	$4.9	$(17.0)
Other comprehensive income (loss):
Foreign currency translation	2.0	(8.6)	(2.9)	0.1
Defined benefit plans, net of income taxes of $0.5, $12.0, $0.9 and $12.6 million	0.8	19.2	1.7	20.4
Total other comprehensive income (loss)	2.8	10.6	(1.2)	20.5

Comprehensive income (loss)	(1.2)	(11.9)	3.7	3.5
Comprehensive (income) loss attributable to noncontrolling interest	(0.3)	0.3	(0.5)	(0.1)
Comprehensive income (loss) attributable to Modine	$(1.5)	$(11.6)	$3.2	$3.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2016 and March 31, 2016
(In millions, except per share amounts)
(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$63.0	$68.9
Trade accounts receivable – net	183.3	189.1
Inventories	112.8	111.0
Other current assets	43.0	43.5
Total current assets	402.1	412.5
Property, plant and equipment – net	340.8	338.6
Intangible assets – net	7.0	8.2
Goodwill	14.6	15.8
Deferred income taxes	127.3	123.1
Other noncurrent assets	20.2	22.7
Total assets	$912.0	$920.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$37.3	$28.6
Long-term debt – current portion	16.5	8.5
Accounts payable	129.1	142.4
Accrued compensation and employee benefits	50.5	58.6
Other current liabilities	38.7	35.5
Total current liabilities	272.1	273.6
Long-term debt	117.2	125.5
Deferred income taxes	3.5	4.2
Pensions	113.8	118.6
Other noncurrent liabilities	16.5	16.3
Total liabilities	523.1	538.2
Commitments and contingencies (see Note 14)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 49.5 million and 49.0 million shares	30.9	30.6
Additional paid-in capital	189.0	185.6
Retained earnings	362.7	358.2
Accumulated other comprehensive loss	(175.5)	(174.2)
Treasury stock, at cost, 1.7 million and 1.6 million shares	(25.2)	(24.0)
Total Modine shareholders' equity	381.9	376.2
Noncontrolling interest	7.0	6.5
Total equity	388.9	382.7
Total liabilities and equity	$912.0	$920.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2016 and 2015
(In millions)
(Unaudited)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$4.9	$(17.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25.4	24.7
Insurance proceeds from Airedale fire	-	1.9
Gain on sale of facility	(1.2)	-
Pension and postretirement expense	1.7	40.4
Deferred income taxes	(5.6)	(14.7)
Other – net	3.1	3.3
Changes in operating assets and liabilities:
Trade accounts receivable	3.7	8.6
Inventories	(1.9)	(6.8)
Accounts payable	(8.1)	(3.5)
Other assets and liabilities	(8.4)	(7.1)
Net cash provided by operating activities	13.6	29.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(32.0)	(30.2)
Insurance proceeds from Airedale fire	3.0	21.0
Costs to replace building and equipment damaged in Airedale fire	(1.0)	(28.1)
Proceeds from disposition of assets	4.3	0.1
Other – net	(1.2)	0.2
Net cash used for investing activities	(26.9)	(37.0)

Cash flows from financing activities:
Borrowings of debt	29.3	15.9
Repayments of debt	(20.1)	(13.6)
Dividend paid to noncontrolling interest	-	(0.9)
Other – net	(1.1)	(0.6)
Net cash provided by financing activities	8.1	0.8

Effect of exchange rate changes on cash	(0.7)	0.8
Net decrease in cash and cash equivalents	(5.9)	(5.6)

Cash and cash equivalents – beginning of period	68.9	70.5
Cash and cash equivalents – end of period	$63.0	$64.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2016. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2017 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2016.

Luvata HTS Purchase Agreement
In September 2016, the Company entered into a definitive agreement to acquire Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling approximately $420.0 million, including 2.2 million shares of Modine common stock.  The Company expects to complete this acquisition during the third quarter of fiscal 2017, subject to customary closing conditions.

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

The Company’s insurance covered damage to the leased facility, equipment, inventory, and other assets, as well as business interruption and lost profits, and recovery-related expenses caused by the fire.  Since the date of the fire, the Company has received cash proceeds totaling $99.0 million from its insurance provider for covered losses and costs caused by the fire.  The Company reported the cash proceeds received in the same statement of operations line as the related losses and costs.

New Accounting Guidance
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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan. The securities’ fair values, which are recorded as other noncurrent assets, are determined based on quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.3 million and $3.2 million at September 30, 2016 and March 31, 2016, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 13.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 3: Pensions

During the six months ended September 30, 2016 and 2015, the Company contributed $3.3 million and $2.8 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	2.4	3.1	4.8	6.1
Expected return on plan assets	(3.1)	(4.4)	(6.1)	(8.7)
Amortization of unrecognized net loss	1.4	1.8	2.8	3.6
Settlements (a)	-	39.2	-	39.2
Net periodic benefit cost	$0.9	$39.9	$1.8	$40.5

(a)
During September 2015, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company offered a voluntary lump-sum payout program to certain eligible former employees.  Approximately 2,000 participants accepted the lump-sum settlement offer and a total of $60.8 million was paid from pension plan assets during the second quarter of fiscal 2016, which reduced the Company’s pension obligation by the same amount.  In connection with these lump-sum payouts, the Company recorded $39.2 million of non-cash settlement losses related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss.  The Company recorded $30.9 million and $8.3 million of the settlement losses as selling, general and administrative (“SG&A”) expenses and cost of sales, respectively, within the consolidated statement of operations.

Note 4: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and executives that consists of restricted stock and stock options granted for retention and performance, (2) a discretionary equity program for management and other key employees, and (3) stock awards and/or stock options for non-employee directors.

Compensation cost is calculated based on the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $2.1 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively.  The Company recognized stock-based compensation cost of $3.5 million and $3.0 million for the six months ended September 30, 2016 and 2015, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2017 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the six months ended September 30, 2016 and 2015 were as follows:

	Six months ended September 30,
	2016		2015
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.3	$4.60	0.2	$7.11
Restricted stock - retention	0.3	$10.00	0.3	$11.39
Restricted stock - performance based	0.3	$10.00	0.2	$11.39
Unrestricted stock	0.1	$9.38	0.1	$10.45

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2016	2015
Expected life of awards in years	6.4	6.3
Risk-free interest rate	1.4%	1.9%
Expected volatility of the Company's stock	45.5%	66.9%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2016, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$2.7	2.8
Restricted stock - retention	6.2	2.8
Restricted stock - performance based	3.0	2.2
Total	$11.9	2.6

Note 5: Restructuring Activities

During fiscal 2017, the Company completed a voluntary retirement program for certain U.S. salaried employees and implemented targeted headcount reductions at several locations.  These restructuring activities are part of the Company’s Strengthen, Diversify and Grow transformational initiative and support the objective of reducing operational and SG&A cost structures.

During the first quarter of fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility and recorded severance costs as a result.  The Company is currently transferring the facility’s production to other Americas segment manufacturing facilities, which it expects to substantially complete in the third quarter of fiscal 2017.  Also during fiscal 2016, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility, which is now closed.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

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

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Employee severance and related benefits	$0.8	$(0.2)	$2.1	$1.7
Other restructuring and repositioning expenses	1.3	1.2	2.3	1.9
Total	$2.1	$1.0	$4.4	$3.6

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2016	2015
Beginning balance	$12.7	$9.8
Additions and adjustments	0.8	(0.2)
Payments	(4.1)	(1.8)
Effect of exchange rate changes	(0.2)	-
Ending balance	$9.2	$7.8

	Six months ended September 30,
	2016	2015
Beginning balance	$14.7	$9.9
Additions and adjustments	2.1	1.7
Payments	(7.2)	(4.2)
Effect of exchange rate changes	(0.4)	0.4
Ending balance	$9.2	$7.8

During the second quarter of fiscal 2017, the Company sold a manufacturing facility in its Europe segment for cash proceeds of $4.3 million and recognized a gain of $1.2 million as a result.  This facility was previously reported as an asset held for sale.  At September 30, 2016 and March 31, 2016, assets held for sale, which consisted of facilities marketed for sale, totaled $5.6 million and $8.5 million, respectively, and were reported within other noncurrent assets.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 6: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Equity in earnings (losses) of non-consolidated affiliate	$-	$(0.1)	$0.1	$0.1
Interest income	0.1	0.1	0.2	0.2
Foreign currency transactions (a)	(0.2)	(0.1)	(0.6)	(0.4)
Total other expense - net	$(0.1)	$(0.1)	$(0.3)	$(0.1)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 7: Income Taxes

For the three months ended September 30, 2016 and 2015, the Company’s effective income tax rate was 20.0 percent and 35.5 percent, respectively.  For the six months ended September 30, 2016 and 2015, the Company’s effective income tax rate was 29.0 percent and 34.9 percent, respectively.

The most significant factors impacting the effective tax rate for the three and six months ended September 30, 2016, as compared with the prior-year periods, were changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  At September 30, 2016, the Company continued to record a full valuation allowance against its net deferred tax assets in certain foreign jurisdictions ($44.3 million) and a valuation allowance against certain U.S. deferred tax assets ($5.4 million), as it is more likely than not these assets will not be realized based on historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  The Company may release a portion (approximately $6.0 million) of its existing valuation allowance in a foreign jurisdiction in the second half of fiscal 2017 or in fiscal 2018, if the Company determines that it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company considered the $39.2 million pension settlement loss (see Note 3 for additional information) to be significant and infrequent; therefore, it recorded a $15.2 million tax benefit from this loss discretely in the second quarter of fiscal 2016.  Additionally, the Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2016	2015	2016	2015
Net (loss) earnings attributable to Modine	$(4.1)	$(22.5)	$4.5	$(17.4)
Less: Undistributed earnings attributable to unvested shares	-	-	(0.1)	-
Net (loss) earnings available to Modine shareholders	$(4.1)	$(22.5)	$4.4	$(17.4)

Weighted-average shares outstanding - basic	47.1	47.4	47.0	47.4
Effect of dilutive securities	-	-	0.3	-
Weighted-average shares outstanding - diluted	47.1	47.4	47.3	47.4

Earnings per share:
Net (loss) earnings per share - basic	$(0.09)	$(0.47)	$0.09	$(0.37)
Net (loss) earnings per share - diluted	$(0.09)	$(0.47)	$0.09	$(0.37)

For both the three and six months ended September 30, 2016, the calculation of diluted earnings per share excluded 1.1 million stock options because they were anti-dilutive.  For both the three and six months ended September 30, 2015, the calculation of diluted earnings per share excluded 0.9 million stock options because they were anti-dilutive.  For the three months ended September 30, 2016 and both the three and six months ended September 30, 2015, the total number of potential dilutive securities was 0.4 million.  However, these securities were not included in the respective computations of diluted net loss per share since to do so would decrease the loss per share.

Note 9: Inventories

Inventories consisted of the following:

	September 30, 2016	March 31, 2016
Raw materials and work in process	$80.2	$79.5
Finished goods	32.6	31.5
Total inventories	$112.8	$111.0

Note 10: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2016	March 31, 2016
Gross property, plant and equipment	$1,057.1	$1,043.6
Accumulated depreciation	(716.3)	(705.0)
Net property, plant and equipment	$340.8	$338.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	Total
Goodwill, March 31, 2016	$0.5	$15.3	$15.8
Effect of exchange rate changes	-	(1.2)	(1.2)
Goodwill, September 30, 2016	$0.5	$14.1	$14.6

Intangible assets consisted of the following:

	September 30, 2016			March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$8.4	$(6.2)	$2.2	$8.9	$(6.3)	$2.6
Acquired technology	5.3	(1.9)	3.4	5.5	(1.5)	4.0
Customer relationships	1.8	(0.4)	1.4	2.0	(0.4)	1.6
Total intangible assets	$15.5	$(8.5)	$7.0	$16.4	$(8.2)	$8.2

The Company recorded $0.4 million of amortization expense during both the three months ended September 30, 2016 and 2015.  The Company recorded $0.8 million of amortization expense during both the six months ended September 30, 2016 and 2015.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$0.8
2018	1.5
2019	1.4
2020	1.3
2021	0.7
2022 & Beyond	1.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2016	2015
Beginning balance	$8.4	$11.3
Warranties recorded at time of sale	1.1	1.2
Adjustments to pre-existing warranties	(0.2)	(0.7)
Settlements	(1.0)	(1.7)
Effect of exchange rate changes	0.1	(0.1)
Ending balance	$8.4	$10.0

	Six months ended September 30,
	2016	2015
Beginning balance	$8.3	$10.4
Warranties recorded at time of sale	2.5	2.6
Adjustments to pre-existing warranties	(0.1)	0.1
Settlements	(2.3)	(3.2)
Effect of exchange rate changes	-	0.1
Ending balance	$8.4	$10.0

Note 13: Indebtedness

The Company holds $125.0 million of 6.8 percent Senior Notes, with principal repayments beginning in the third quarter of fiscal 2017 and continuing through fiscal 2021.  The Company also maintains a $175.0 million domestic revolving credit facility, which expires in August 2018.  At September 30, 2016, the Company borrowed $6.0 million under this revolving credit facility.  At March 31, 2016, the Company had no borrowings outstanding under this revolving credit facility.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at September 30, 2016 and March 31, 2016 of $31.3 million and $28.6 million, respectively.  At September 30, 2016, the Company’s foreign unused lines of credit totaled $32.0 million.  In aggregate, the Company had total available lines of credit of $201.0 million at September 30, 2016.

Provisions in the Company’s revolving credit facility, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  The Company was in compliance with its debt covenants as of September 30, 2016.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2016 and March 31, 2016, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had a fair value of approximately $137.0 million and $139.0 million, respectively.  The fair value of the Senior Notes is categorized as Level 2 within the fair value hierarchy.  Refer to Note 2 for the definition of a Level 2 fair value measurement.

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

The Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in Brazil.  In addition, the Company has recorded an environmental accrual for investigative work related to a previously-owned manufacturing facility in the United States, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $4.3 million and $5.1 million at September 30, 2016 and March 31, 2016, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based on currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against the Company’s subsidiary in Brazil (“Modine Brazil”), seeking remediation and certain other damages as a result of contamination allegedly attributable to its operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

Brazil Antitrust Investigation
During fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years prior to the notice.  As of March 31, 2016, the Company accrued $2.8 million (BRL 10 million) related to this matter.  As of September 30, 2016, the Company increased this accrual to $4.7 million (BRL 15 million), representing the current estimated amount that may be incurred in connection with the management and resolution of this matter.  As a result, the Company recorded a $1.6 million (BRL 5 million) charge within SG&A expenses during the second quarter of fiscal 2017.   Due to the ongoing nature of this matter, the Company cannot provide assurance of its ultimate resolution at this time.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Other Litigation
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

Note 15: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2016			Six months ended September 30, 2016
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(40.8)	$(137.3)	$(178.1)	$(36.0)	$(138.2)	$(174.2)

Other comprehensive income (loss) before reclassifications	1.8	-	1.8	(3.0)	-	(3.0)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3	-	2.6	2.6
Income taxes	-	(0.5)	(0.5)	-	(0.9)	(0.9)
Total other comprehensive income (loss)	1.8	0.8	2.6	(3.0)	1.7	(1.3)

Ending balance	$(39.0)	$(136.5)	$(175.5)	$(39.0)	$(136.5)	$(175.5)

	Three months ended September 30, 2015			Six months ended September 30, 2015
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(32.0)	$(156.7)	$(188.7)	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income (loss) before reclassifications	(8.3)	(9.7)	(18.0)	0.4	(9.7)	(9.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	41.0	41.0	-	42.8	42.8
Amortization of unrecognized prior service credit (a)	-	(0.1)	(0.1)	-	(0.1)	(0.1)
Income taxes	-	(12.0)	(12.0)	-	(12.6)	(12.6)
Total other comprehensive income (loss)	(8.3)	19.2	10.9	0.4	20.4	20.8

Ending balance	$(40.3)	$(137.5)	$(177.8)	$(40.3)	$(137.5)	$(177.8)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 3 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,		Six months ended September 30,
Net sales:	2016	2015	2016	2015
Americas	$126.0	$144.2	$266.0	$303.3
Europe	123.9	127.7	269.9	258.9
Asia	24.7	18.1	49.6	37.4
Building HVAC	45.7	48.8	85.6	90.1
Segment total	320.3	338.8	671.1	689.7
Corporate and eliminations	(2.6)	(4.8)	(6.2)	(9.6)
Net sales	$317.7	$334.0	$664.9	$680.1

	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$15.8	12.6%	$23.4	16.3%	$40.9	15.4%	$50.1	16.5%
Europe	16.2	13.1%	14.7	11.5%	41.3	15.3%	29.8	11.5%
Asia	3.7	14.9%	2.1	11.8%	8.1	16.2%	5.6	15.1%
Building HVAC	11.8	25.8%	14.6	29.9%	21.8	25.5%	26.0	28.9%
Segment total	47.5	14.8%	54.8	16.2%	112.1	16.7%	111.5	16.2%
Corporate and eliminations (a)	0.2	-	(9.1)	-	(2.4)	-	(8.8)	-
Gross profit	$47.7	15.0%	$45.7	13.7%	$109.7	16.5%	$102.7	15.1%

	Three months ended September 30,		Six months ended September 30,
Operating income:	2016	2015	2016	2015
Americas	$(1.4)	$7.8	$7.9	$17.1
Europe	6.7	5.0	21.7	10.7
Asia	0.8	(1.2)	2.3	(0.8)
Building HVAC	2.7	3.9	3.6	6.0
Segment total	8.8	15.5	35.5	33.0
Corporate and eliminations (a)	(10.7)	(47.6)	(22.3)	(53.5)
Operating (loss) income	$(1.9)	$(32.1)	$13.2	$(20.5)

	September 30, 2016	March 31, 2016
Total assets:
Americas	$269.9	$267.2
Europe	308.2	301.9
Asia	104.4	104.0
Building HVAC	97.2	99.0
Corporate and eliminations	132.3	148.8
Total assets	$912.0	$920.9

(a)
During the second quarter of fiscal 2016, the Company recorded a pension settlement loss of $39.2 million at Corporate, within SG&A expenses ($30.9 million) and cost of sales ($8.3 million).  See Note 3 for additional information.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2016 was the second quarter of fiscal 2017.

In September 2016, we entered into a definitive agreement to acquire Luvata Heat Transfer Solutions (“Luvata HTS”) for total consideration of approximately $420.0 million.  Luvata HTS is a leading global supplier of coils and coatings to the heating, ventilation, air conditioning, and refrigeration (“HVAC&R”) industry, with more than $500.0 million of net sales in 2015.  Our pending acquisition of Luvata HTS addresses both our “Diversify” and “Grow” commitments of our transformational Strengthen, Diversify and Grow strategy launched in fiscal 2016.  The acquisition of Luvata HTS will increase our industrial business portfolio, broaden our customer base, reduce cyclical exposure, and expand our margin and growth profile.  We expect to complete this acquisition during the third quarter of fiscal 2017, subject to customary closing conditions.

Second Quarter Highlights:  Net sales in the second quarter of fiscal 2017 decreased $16.3 million, or 5 percent, from the second quarter of fiscal 2016, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher sales volume to automotive customers.  Our gross margin and selling, general and administrative expenses (“SG&A”), as compared with the second quarter of fiscal 2016, were favorably impacted by a large pension settlement loss in the prior year.  During the second quarter of fiscal 2016, we offered a voluntary lump-sum payout program to certain eligible former employees participating in our U.S. pension plans (see Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information).  As a result of this program, we recorded a $39.2 million non-cash pension settlement loss in the second quarter of the prior year, which we recorded to cost of sales ($8.3 million) and SG&A expenses ($30.9 million).  Our net loss of $4.0 million represents an $18.5 million improvement compared with the same period in fiscal 2016, primarily due to the absence of the pension settlement loss of $24.0 million, net of income taxes.

Year-to-Date Highlights:  Net sales in the first six months of fiscal 2017 decreased $15.2 million, or 2 percent, from the same period last year, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher volume to automotive customers.  Gross profit increased $7.0 million and our gross margin increased to 15.0 percent, primarily due to the absence of the pension settlement loss recognized in the prior year.  SG&A expenses decreased $26.3 million, primarily due to the absence of the pension settlement loss in the prior year.  Our year-to-date net earnings of $4.9 million represent a $21.9 million improvement compared with the same period in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2016 and 2015:

	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$317.7	100.0%	$334.0	100.0%	$664.9	100.0%	$680.1	100.0%
Cost of sales	270.0	85.0%	288.3	86.3%	555.2	83.5%	577.4	84.9%
Gross profit	47.7	15.0%	45.7	13.7%	109.7	16.5%	102.7	15.1%
Selling, general and administrative expenses	48.7	15.3%	76.8	23.0%	93.3	14.0%	119.6	17.6%
Restructuring expenses	2.1	0.7%	1.0	0.3%	4.4	0.7%	3.6	0.5%
Gain on sale of facility	(1.2)	-0.4%	-	-	(1.2)	-0.2%	-	-
Operating (loss) income	(1.9)	-0.6%	(32.1)	-9.6%	13.2	2.0%	(20.5)	-3.0%
Interest expense	(3.0)	-1.0%	(2.7)	-0.8%	(6.0)	-0.9%	(5.5)	-0.8%
Other expense – net	(0.1)	-	(0.1)	-	(0.3)	-0.1%	(0.1)	-
(Loss) earnings before income taxes	(5.0)	-1.6%	(34.9)	-10.4%	6.9	1.0%	(26.1)	-3.8%
Benefit (provision) for income taxes	1.0	0.3%	12.4	3.7%	(2.0)	-0.3%	9.1	1.3%
Net (loss) earnings	$(4.0)	-1.3%	$(22.5)	-6.7%	$4.9	0.7%	$(17.0)	-2.5%

Comparison of Three Months Ended September 30, 2016 and 2015

Second quarter net sales of $317.7 million were $16.3 million, or 5 percent, lower than the second quarter of the prior year, primarily due to lower sales in our Americas and Europe segments and a $2.6 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our Asia segment.

Second quarter gross profit increased $2.0 million and gross margin improved 130 basis points to 15.0 percent.  These increases were primarily due to the absence of an $8.3 million pension settlement loss recognized in the prior year and cost savings resulting from procurement initiatives, partially offset by lower sales volume and temporary production inefficiencies largely related to plant consolidation activities and product launches.

SG&A expenses decreased $28.1 million from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, primarily due to the absence of a $30.9 million pension settlement loss recognized in the prior year, partially offset by a $1.6 million charge related to a legal matter in Brazil and $3.0 million of costs incurred in connection with our pending acquisition of Luvata HTS, which consisted principally of third-party legal and due diligence costs.

Restructuring expenses increased $1.1 million to $2.1 million in the second quarter of fiscal 2017, primarily due to equipment transfer costs related to plant consolidation activities in the Americas segment and severance expenses associated with targeted headcount reductions at several locations.

During the second quarter of fiscal 2017, we sold a manufacturing facility within our Europe segment for cash proceeds of $4.3 million and recognized a $1.2 million gain as a result.

The operating loss of $1.9 million in the second quarter of fiscal 2017 represents a $30.2 million improvement from an operating loss of $32.1 million in the second quarter of fiscal 2016.  This improvement was primarily due to the absence of the $39.2 million pension settlement loss in the second quarter of fiscal 2016, partially offset by the impact of lower sales volume and acquisition-related costs.

The benefit for income taxes was $1.0 million and $12.4 million in the second quarter of fiscal 2017 and 2016, respectively.  The $11.4 million decrease was primarily due to a $15.2 million income tax benefit related to the pension settlement loss in the prior year and lower operating earnings.

Comparison of Six Months Ended September 30, 2016 and 2015

Fiscal 2017 year-to-date net sales of $664.9 million were $15.2 million, or 2 percent, lower than the same period last year, primarily due to lower sales in our Americas segment and a $4.2 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our Asia and Europe segments.

Fiscal 2017 year-to-date gross profit of $109.7 million increased $7.0 million from the same period last year and gross margin improved 140 basis points to 16.5 percent.  These increases were primarily due to the absence of an $8.3 million pension settlement loss recognized in the prior year and cost savings resulting from procurement initiatives, partially offset by temporary production inefficiencies largely related to plant consolidation activities and product launches.

Fiscal 2017 year-to-date SG&A expenses decreased $26.3 million from the same period last year.  The decrease was primarily due to the absence of a $30.9 million pension settlement loss recognized in the prior year, partially offset by $4.4 million of costs incurred in connection with our pending acquisition of Luvata HTS.

Restructuring expenses increased $0.8 million, primarily due to equipment transfer costs related to plant consolidation activities in the Americas segment and severance expenses.

During the second quarter of fiscal 2017, we sold a manufacturing facility within our Europe segment for cash proceeds of $4.3 million and recognized a $1.2 million gain as a result.

Operating income of $13.2 million during the first six months of fiscal 2017 represents a $33.7 million improvement from an operating loss of $20.5 million in the same period last year, primarily due to the absence of the $39.2 million pension settlement loss recognized in the prior year, partially offset by $4.4 million of acquisition-related costs.

The provision for income taxes was $2.0 million during the first six months of fiscal 2017, compared with a benefit for income taxes of $9.1 million in the prior year.  The $11.1 million change was primarily due to a $15.2 million income tax benefit related to the pension settlement loss in the prior year and a decrease in operating earnings.  It is possible that approximately $6.0 million of the valuation allowance against our deferred tax assets in a foreign jurisdiction could be released in the second half of fiscal 2017 or in fiscal 2018.  See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional information.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2016 and 2015:

Americas
	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$126.0	100.0%	$144.2	100.0%	$266.0	100.0%	$303.3	100.0%
Cost of sales	110.2	87.4%	120.8	83.7%	225.1	84.6%	253.2	83.5%
Gross profit	15.8	12.6%	23.4	16.3%	40.9	15.4%	50.1	16.5%
Selling, general and administrative expenses	15.6	12.4%	14.7	10.2%	29.2	11.0%	29.4	9.7%
Restructuring expenses	1.6	1.3%	0.9	0.7%	3.8	1.4%	3.6	1.2%
Operating (loss) income	$(1.4)	-1.1%	$7.8	5.4%	$7.9	3.0%	$17.1	5.6%

Comparison of Three Months Ended September 30, 2016 and 2015

Americas net sales decreased $18.2 million, or 13 percent, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017.  Sales in North America decreased $16.6 million, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher sales volume to automotive customers.  Sales in Brazil also declined during the second quarter of fiscal 2017, as economic conditions remained weak.  These sales declines were partially offset by a $1.2 million favorable impact of foreign currency exchange rate changes.  Gross profit decreased $7.6 million and gross margin decreased 370 basis points to 12.6 percent.  These decreases were primarily due to lower sales volume and temporary production inefficiencies largely related to plant consolidation activities and product launches, partially offset by lower material costs and cost savings resulting from procurement initiatives.  SG&A expenses increased $0.9 million, primarily due to a $1.6 million charge related to a legal matter in Brazil (see Note 14 of the Notes to Condensed Consolidated Financial Statements for more information), partially offset by a higher recovery of development costs.  Restructuring expenses in the second quarter of fiscal 2017 of $1.6 million consisted primarily of equipment transfer costs related to plant consolidation activities in North America and severance expenses.  The operating loss of $1.4 million represents a $9.2 million decline from the prior year operating income of $7.8 million and was primarily due to lower gross profit.

Comparison of Six Months Ended September 30, 2016 and 2015

Americas year-to-date net sales decreased $37.3 million, or 12 percent, from the same period last year.  Sales in North America decreased $33.2 million, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher sales volume to automotive customers.  Sales in Brazil also declined, as economic conditions in Brazil remained weak.  Gross profit decreased $9.2 million and gross margin decreased 110 basis points to 15.4 percent.  These decreases were primarily due to lower sales volume and temporary production inefficiencies, partially offset by lower material costs and cost savings resulting from procurement initiatives.  SG&A expenses decreased $0.2 million, primarily due to a higher recovery of development costs and lower compensation-related expenses, partially offset by expenses related to the legal matter in Brazil.  Restructuring expenses of $3.8 million in fiscal 2017 consisted primarily of equipment transfer costs related to the plant consolidation activities and severance expenses.  Operating income decreased $9.2 million to $7.9 million, primarily due to lower gross profit.

Europe
	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$123.9	100.0%	$127.7	100.0%	$269.9	100.0%	$258.9	100.0%
Cost of sales	107.7	86.9%	113.0	88.5%	228.6	84.7%	229.1	88.5%
Gross profit	16.2	13.1%	14.7	11.5%	41.3	15.3%	29.8	11.5%
Selling, general and administrative expenses	10.7	8.7%	9.6	7.5%	21.1	7.8%	19.1	7.4%
Restructuring expenses (income)	-	-	0.1	-	(0.3)	-0.1%	-	-
Gain on sale of facility	(1.2)	-1.0%	-	-	(1.2)	-0.5%	-	-
Operating income	$6.7	5.4%	$5.0	4.0%	$21.7	8.1%	$10.7	4.1%

Comparison of Three Months Ended September 30, 2016 and 2015

Europe net sales decreased $3.8 million, or 3 percent, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, primarily due to the planned wind down of certain automotive programs and lower sales volume to off-highway customers.  Gross profit increased $1.5 million and gross margin increased 160 basis points to 13.1 percent, primarily due to cost savings resulting from procurement initiatives and favorable sales mix.  SG&A expenses increased $1.1 million, primarily due to a lower recovery of development costs and higher compensation-related expenses.  During the second quarter of fiscal 2017, we sold a manufacturing facility for cash proceeds of $4.3 million and recorded a $1.2 million gain as a result.  Operating income increased $1.7 million to $6.7 million during the second quarter of fiscal 2017, primarily due to higher gross profit and the gain on sale of facility, partially offset by higher SG&A expenses.

Comparison of Six Months Ended September 30, 2016 and 2015

Europe year-to-date net sales increased $11.0 million, or 4 percent, from the same period last year, primarily due to higher sales volume to automotive and commercial vehicle customers and a $3.2 million favorable impact of foreign currency exchange rate changes, partially offset by the planned wind down of certain programs.  Gross profit increased $11.5 million and gross margin improved 380 basis points to 15.3 percent, primarily due to higher sales volume, cost savings resulting from procurement initiatives, and favorable sales mix.  SG&A expenses increased $2.0 million, primarily due to higher compensation-related expenses.  Operating income increased $11.0 million to $21.7 million, primarily due to higher gross profit.

Asia
	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$24.7	100.0%	$18.1	100.0%	$49.6	100.0%	$37.4	100.0%
Cost of sales	21.0	85.1%	16.0	88.2%	41.5	83.8%	31.8	84.9%
Gross profit	3.7	14.9%	2.1	11.8%	8.1	16.2%	5.6	15.1%
Selling, general and administrative expenses	2.9	11.5%	3.3	18.5%	5.8	11.6%	6.4	17.3%
Operating income (loss)	$0.8	3.4%	$(1.2)	-6.7%	$2.3	4.6%	$(0.8)	-2.2%

Comparison of Three Months Ended September 30, 2016 and 2015

Asia net sales increased $6.6 million, or 37 percent, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from our recently-formed joint venture in China, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd., partially offset by a $0.8 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $1.6 million and gross margin increased 310 basis points to 14.9 percent, primarily due to higher sales volume.  SG&A expenses decreased $0.4 million, primarily due to lower compensation-related expenses.  Operating income of $0.8 million represents a $2.0 million improvement compared with the second quarter of fiscal 2016 and was primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2016 and 2015

Asia year-to-date net sales increased $12.2 million, or 33 percent, from the same period last year, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from our recently-formed joint venture in China, partially offset by a $2.1 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $2.5 million and gross margin improved 110 basis points to 16.2 percent, primarily due to higher sales volume.  SG&A expenses decreased $0.6 million, primarily due to lower compensation-related expenses.  Operating income of $2.3 million represents a $3.1 million improvement compared with the same period in fiscal 2016 and was primarily due to higher gross profit.

Building HVAC
	Three months ended September 30,				Six months ended September 30,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$45.7	100.0%	$48.8	100.0%	$85.6	100.0%	$90.1	100.0%
Cost of sales	33.9	74.2%	34.2	70.1%	63.8	74.5%	64.1	71.1%
Gross profit	11.8	25.8%	14.6	29.9%	21.8	25.5%	26.0	28.9%
Selling, general and administrative expenses	8.9	19.3%	10.7	22.0%	17.6	20.6%	20.0	22.2%
Restructuring expenses	0.2	0.5%	-	-	0.6	0.7%	-	-
Operating income	$2.7	6.0%	$3.9	7.9%	$3.6	4.2%	$6.0	6.7%

Comparison of Three Months Ended September 30, 2016 and 2015

Building HVAC net sales decreased $3.1 million, or 6 percent, from the second quarter of fiscal 2016 to the second quarter of fiscal 2017, primarily due to a $3.4 million unfavorable impact of foreign currency exchange rate changes and lower heating and ventilation product sales in North America, partially offset by increased air conditioning and ventilation product sales in the U.K.  Gross profit decreased $2.8 million and gross margin declined 410 basis points to 25.8 percent, primarily due to unfavorable sales mix, production inefficiencies in the U.K., and higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which were not yet in use during the second quarter of the prior year.  In addition, gross profit was unfavorably impacted by $0.4 million from foreign currency exchange rate changes.  SG&A expenses decreased $1.8 million, primarily due to lower commission costs and a $0.5 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $0.2 million in the second quarter of fiscal 2017 consisted of employee severance expenses.  Operating income decreased $1.2 million during the second quarter of fiscal 2017, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Comparison of Six Months Ended September 30, 2016 and 2015

Building HVAC year-to-date net sales decreased $4.5 million, or 5 percent, from the same period last year, primarily due to a $4.8 million unfavorable impact of foreign currency exchange rate changes and lower ventilation and heating product sales in North America, partially offset by increased ventilation and air conditioning product sales in the U.K.  Gross profit decreased $4.2 million and gross margin declined 340 basis points to 25.5 percent, primarily due to unfavorable sales mix, higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which were not yet in use during the prior year, and production inefficiencies in the U.K.  In addition, gross profit was unfavorably impacted by $0.7 million from foreign currency exchange rate changes.  SG&A expenses decreased $2.4 million, primarily due to lower commission costs and a $0.8 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $0.6 million consisted of employee severance expenses.  Operating income of $3.6 million decreased $2.4 million compared with the prior year, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at September 30, 2016 of $63.0 million, and an available borrowing capacity of $201.0 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $60.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds would be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the six months ended September 30, 2016 was $13.6 million, which was a $16.2 million decrease compared with the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, payments for restructuring and acquisition-related costs, and lower operating earnings in the current year, considering the pension settlement in the prior year resulted in a non-cash loss.  Capital expenditures of $32.0 million during the first six months of fiscal 2017 increased $1.8 million compared with the same period in fiscal 2016.

Luvata HTS Acquisition
In September 2016, we entered into a definitive agreement to acquire Luvata HTS for consideration totaling approximately $420.0 million, including 2.2 million shares of Modine common stock.  We expect to complete this acquisition during the third quarter of fiscal 2017, subject to customary closing conditions.  We are planning to finance the cash consideration through a combination of new long-term debt, cash on hand, and borrowings under our revolving credit facility.

Debt Covenants
Our debt agreements require us to maintain compliance with various covenants. Under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  In regards to our pending acquisition of Luvata HTS, our leverage ratio may be temporarily raised for several quarters, based on the terms of our debt agreements.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  We were in compliance with our debt covenants as of September 30, 2016 and expect to remain in compliance through the remainder of fiscal 2017 and beyond.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions associated with importing and exporting and foreign ownership, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, the continued deterioration in and weak forecasts for the Brazilian economy, and the continuing uncertainty regarding the longer-term implications of the “Brexit” vote in Great Britain;

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

Operational Risks:

•	Our ability to successfully close the Luvata HTS acquisition and efficiently integrate the Luvata HTS operations into Modine in accordance with our expectations;

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

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost basis with appropriately skilled and stable labor pools, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the investigation and remediation of environmental contamination;

•
Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith, not only for Modine’s current operations, but also for the to-be-acquired Luvata HTS operations;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•	Costs and other effects of unanticipated litigation or claims, and the constant and increasing pressures associated with healthcare and insurance costs.

Strategic Risks:

•
Our ability to successfully increase our presence in and focus on the “industrial” markets, with our Building HVAC and Coils businesses, without shifting attention away from the powertrain and engine-cooling markets, where we enjoy and desire to preserve leading positions; and

•	Our ability to identify and execute additional growth and diversification opportunities following the Luvata HTS integration in order to position us for long-term success.

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for Modine’s current operations, particularly those in our Asia business segment, and meet our long-term commitments in the event of any unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	Our ability to bring our leverage ratio (net debt/Adjusted EBITDA) back into our target range of 1.5-2.5x in an efficient manner following our acquisition of Luvata HTS;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, British pound, and Indian rupee relative to the U.S. dollar; and

•	Our ability to effectively realize the benefits of tax assets in various jurisdictions in which we operate.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal 2017, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 – July 31, 2016	272 (b)	$8.89	————	$43,143,608

August 1 – August 31, 2016	————	————	————	$43,143,608

September 1 – September 30, 2016	————	————	————	$43,143,608

Total	272 (b)	$8.89	————	$43,143,608

(a)	During fiscal 2016, the Board of Directors approved a $50.0 million share repurchase program, which expires in November 2016.

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

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

2.1	Share Sale and Purchase Agreement between Luvata Heat Transfer Solutions II AB and Modine Manufacturing Company, dated as of September 6, 2016	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 6, 2016

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: November 2, 2016

* Executing as both the principal financial officer and a duly authorized officer of the Company