Form 10-Q
period 2016-12-31
MODINE MANUFACTURING CO
filed 2017-02-07
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,071,224 at February 2, 2017.

MODINE MANUFACTURING COMPANY

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2016 and 2015
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net sales	$349.8	$328.7	$1,014.7	$1,008.8
Cost of sales	291.1	270.1	846.3	847.5
Gross profit	58.7	58.6	168.4	161.3
Selling, general and administrative expenses	51.1	43.3	144.4	162.9
Restructuring expenses	1.6	1.6	6.0	5.2
Gain on sale of facility	-	-	(1.2)	-
Operating income (loss)	6.0	13.7	19.2	(6.8)
Interest expense	(4.5)	(2.7)	(10.5)	(8.2)
Other expense – net	(0.3)	(0.4)	(0.6)	(0.5)
Earnings (loss) before income taxes	1.2	10.6	8.1	(15.5)
Benefit (provision) for income taxes	0.7	(2.4)	(1.3)	6.7
Net earnings (loss)	1.9	8.2	6.8	(8.8)
Net earnings attributable to noncontrolling interest	(0.2)	-	(0.6)	(0.4)
Net earnings (loss) attributable to Modine	$1.7	$8.2	$6.2	$(9.2)

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.04	$0.17	$0.13	$(0.19)
Diluted	$0.04	$0.17	$0.13	$(0.19)

Weighted-average shares outstanding:
Basic	47.9	47.4	47.3	47.4
Diluted	48.5	47.8	47.7	47.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2016 and 2015
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net earnings (loss)	$1.9	$8.2	$6.8	$(8.8)
Other comprehensive income (loss):
Foreign currency translation	(14.8)	(6.2)	(17.7)	(6.1)
Defined benefit plans, net of income taxes of $0.4, $1.7, $1.3 and $14.3 million	0.9	2.9	2.6	23.3
Total other comprehensive income (loss)	(13.9)	(3.3)	(15.1)	17.2

Comprehensive income (loss)	(12.0)	4.9	(8.3)	8.4
Comprehensive (income) loss attributable to noncontrolling interest	0.4	-	(0.1)	(0.1)
Comprehensive income (loss) attributable to Modine	$(11.6)	$4.9	$(8.4)	$8.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and March 31, 2016
(In millions, except per share amounts)
(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Cash and cash equivalents	$50.0	$68.9
Trade accounts receivable – net	234.8	189.1
Inventories	156.9	111.0
Other current assets	52.4	43.5
Total current assets	494.1	412.5
Property, plant and equipment – net	446.2	338.6
Intangible assets – net	111.2	8.2
Goodwill	173.2	15.8
Deferred income taxes	145.3	123.1
Other noncurrent assets	22.9	22.7
Total assets	$1,392.9	$920.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$70.6	$28.6
Long-term debt – current portion	30.0	8.5
Accounts payable	178.5	142.4
Accrued compensation and employee benefits	65.8	58.6
Other current liabilities	48.4	35.5
Total current liabilities	393.3	273.6
Long-term debt	413.2	125.5
Deferred income taxes	31.7	4.2
Pensions	122.3	118.6
Other noncurrent liabilities	28.0	16.3
Total liabilities	988.5	538.2
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 51.8 million and 49.0 million shares	32.4	30.6
Additional paid-in capital	215.0	185.6
Retained earnings	364.4	358.2
Accumulated other comprehensive loss	(188.8)	(174.2)
Treasury stock, at cost, 1.7 million and 1.6 million shares	(25.2)	(24.0)
Total Modine shareholders' equity	397.8	376.2
Noncontrolling interest	6.6	6.5
Total equity	404.4	382.7
Total liabilities and equity	$1,392.9	$920.9

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2016 and 2015
(In millions)
(Unaudited)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$6.8	$(8.8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	39.9	37.4
Insurance proceeds from Airedale fire	-	5.1
Gain on sale of facility	(1.2)	-
Pension and postretirement expense	2.6	42.4
Deferred income taxes	(9.1)	(14.4)
Other – net	5.0	4.4
Changes in operating assets and liabilities:
Trade accounts receivable	33.2	42.3
Inventories	-	(9.2)
Accounts payable	(21.1)	(19.9)
Other assets and liabilities	(21.1)	(13.9)
Net cash provided by operating activities	35.0	65.4

Cash flows from investing activities:
Acquistion of Luvata HTS - net of cash acquired	(363.9)	-
Expenditures for property, plant and equipment	(46.0)	(42.3)
Insurance proceeds from Airedale fire	3.0	25.3
Costs to replace building and equipment damaged in Airedale fire	(1.0)	(37.9)
Proceeds from dispositions of assets	4.3	0.2
Other – net	(1.6)	0.2
Net cash used for investing activities	(405.2)	(54.5)

Cash flows from financing activities:
Borrowings of debt	475.4	29.0
Repayments of debt	(113.2)	(24.8)
Financing fees paid	(8.5)	-
Purchases of treasury stock under share repurchase program	-	(2.1)
Dividend paid to noncontrolling interest	-	(0.9)
Other – net	(0.3)	(0.5)
Net cash provided by financing activities	353.4	0.7

Effect of exchange rate changes on cash	(2.1)	(0.6)
Net (decrease) increase in cash and cash equivalents	(18.9)	11.0

Cash and cash equivalents – beginning of period	68.9	70.5
Cash and cash equivalents – end of period	$50.0	$81.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2016.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2017 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2016.

Acquisition of Luvata HTS
On November 30, 2016, the Company completed the acquisition of 100% of the shares of multiple companies held by Luvata Heat Transfer Solutions II AB, a company incorporated in Sweden.  Combined, these acquired companies represent the Luvata Heat Transfer Solutions (“Luvata HTS”) business.  This transaction is described in Note 2.

Airedale Facility Fire
In September 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom. The Company reports Airedale’s financial results within the Building HVAC (“BHVAC”) segment. There were no injuries caused by the fire. The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling. The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities while it rebuilt the leased facility. The Company completed the reconstruction and relocation to the Rawdon facility in fiscal 2016.

The Company’s insurance covered damage to the leased facility, equipment, inventory, and other assets, as well as business interruption and lost profits, and recovery-related expenses caused by the fire.  The Company received cash proceeds totaling $99.0 million from its insurance provider for covered losses and costs caused by the fire.  The Company reported the cash proceeds received in the same statement of operations line as the related losses and costs.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 2: Acquisition of Luvata HTS

On November 30, 2016, the Company acquired a 100% ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  The purchase price included 2.2 million Modine common shares.  The Company estimated the fair value of the common shares to be $24.3 million at November 30, 2016, which reflects a requirement that the recipients hold the shares for a minimum of one year.  The issuance of these 2.2 million shares resulted in increases to common stock and additional paid-in capital of $1.4 million and $22.9 million, respectively.  Luvata HTS is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration (“HVAC&R”) industry.  Luvata HTS’s products cover a broad range of heat exchanger coils, commercial refrigeration and industrial coolers, and anti-corrosion coating solutions. The Company’s acquisition of Luvata HTS addresses, in particular, both the “Diversify” and “Grow” commitments of its transformational Strengthen, Diversify and Grow strategy launched in fiscal 2016.  This acquisition provides Modine with an expanded industrial business portfolio, broader customer base, and reduced cyclical exposure. The Company reports the financial results of Luvata HTS as the Commercial and Industrial Solutions (“CIS”) segment.  For both the three and nine months ended December 31, 2016, the Company included $34.7 million of net sales and an operating loss of $0.3 million within its consolidated statements of operations attributable to one month of CIS operations.  During the three and nine months ended December 31, 2016, the Company recorded $7.2 million and $11.6 million, respectively, of costs incurred directly related to the acquisition and integration of Luvata HTS as selling, general and administrative (“SG&A”) expenses within the consolidated statements of operations.  These costs principally consisted of fees for i) transaction advisors, ii) legal, accounting, and other professional services, and iii) incremental costs directly associated with integration activities.

To fund a significant portion of the Luvata HTS purchase price, the Company entered into new credit agreements in November 2016.  See Note 14 for additional information.

For the December 31, 2016 condensed consolidated financial statements, the Company recorded assets acquired and liabilities assumed at their preliminary fair values as of the Luvata HTS acquisition date.  The preliminary purchase price allocation, which is presented in the table below, is based on preliminary asset valuations and is subject to change when additional information is available.  Changes to the preliminary values could be significant.  At the time the December 31, 2016 financial statements were finalized, the Company was primarily awaiting additional information to determine and support assumptions used i) for asset valuations, including valuations of intangible assets and property, plant and equipment; ii) to determine the fair value of lease contracts; iii) to evaluate contingent liabilities, including reserves for possible environmental, legal, product warranty, and trade compliance matters; and iv) to evaluate deferred income taxes and income tax reserves.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company’s preliminary allocation of the purchase price for its acquisition of Luvata HTS is as follows:

Cash and cash equivalents	$27.4
Trade accounts receivable	86.3
Inventories	48.8
Property, plant and equipment	116.5
Intangible assets	105.9
Goodwill	159.8
Other assets	31.0
Accounts payable	(66.2)
Deferred income taxes	(30.0)
Pensions	(14.3)
Other liabilities	(49.6)
Purchase price	$415.6

Preliminarily, the Company has allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $159.8 million, none of which the Company expects to be deductible for income tax purposes.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition includes Luvata HTS’s workforce and anticipated future cost and revenue synergies.

Based upon preliminary asset valuations, the Company has estimated the total fair value of identifiable intangible assets to be $105.9 million, including customer relationship ($44.5 million), trade name ($43.4 million), and product technology ($18.0 million) intangible assets.  The Company is in process of finalizing its intangible asset valuations and preliminarily estimates that these intangible assets will be amortized over a weighted-average useful life of approximately 12 to 14 years.

The following unaudited supplemental pro forma information presents the Company’s consolidated results of operations as though the acquisition of Luvata HTS had occurred at the beginning of fiscal 2016.  This pro forma financial information is presented for illustrative purposes only and is not  considered to be indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated or the operating results that may be obtained in the future.

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net sales	$447.6	$454.5	$1,398.1	$1,418.1
Net earnings (loss) attributable to Modine	$10.4	$13.1	$28.8	$(3.8)
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.21	$0.26	$0.58	$(0.08)
Diluted	$0.21	$0.26	$0.58	$(0.08)

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The supplemental pro forma financial information includes adjustments for: (i) estimated amortization and depreciation expense totaling approximately $3.0 million per quarter based upon the estimated fair values of acquired assets, (ii) estimated interest expense of approximately $3.0 to $4.0 million per quarter resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within the applicable jurisdictions.  In addition, the pro forma financial information assumes that both $8.6 million of acquisition-related transaction costs, not including costs for integration-related activities, and an estimated $4.3 million total impact of inventory purchase accounting adjustments were incurred during the first quarter of fiscal 2016.  The pro forma financial information does not reflect expected cost or revenue synergies.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in a deferred compensation trust to fund obligations under Modine’s non-qualified deferred compensation plan. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $3.4 million and $3.2 million at December 31, 2016 and March 31, 2016, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4: Pensions

As a result of its acquisition of Luvata HTS, the Company acquired liabilities for pension plans in Italy, Austria, and the U.S. totaling $14.3 million representing the aggregate funded status of these plans.

During the nine months ended December 31, 2016 and 2015, the Company contributed $6.3 million and $5.2 million, respectively, to its U.S. pension plans.  Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	2.5	2.5	7.3	8.6
Expected return on plan assets	(3.1)	(3.1)	(9.2)	(11.8)
Amortization of unrecognized net loss	1.4	1.4	4.2	5.0
Settlements (a)	-	1.1	-	40.3
Net periodic benefit cost	$0.9	$2.0	$2.7	$42.5

(a)
During fiscal 2016, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company offered a voluntary lump-sum payout program to certain eligible former employees.  Approximately 2,000 participants accepted the lump-sum settlement offer and a total of $62.4 million was paid from pension plan assets during the nine months ended December 31, 2015, which reduced the Company’s pension obligation by the same amount.  In connection with these lump-sum payouts, the Company recorded $40.3 million of non-cash settlement losses related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss.  The Company recorded $31.8 million and $8.5 million of the settlement losses as SG&A expenses and cost of sales, respectively, within the consolidated statement of operations.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of restricted stock and stock options granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards and/or stock options for non-employee directors.

Compensation cost is calculated based upon the fair value of the instrument at the time of grant, and is recognized as expense over the vesting period of the stock-based award.  The Company recognized stock-based compensation cost of $2.6 million and $1.2 million for the three months ended December 31, 2016 and 2015, respectively.  The Company recognized stock-based compensation cost of $6.1 million and $4.2 million for the nine months ended December 31, 2016 and 2015, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2017 is based upon a target three-year average consolidated return on average capital employed and three-year average revenue growth.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2016 and 2015 were as follows:

	Nine months ended December 31,
	2016		2015
	Shares	Fair Value Per Award	Shares	Fair Value Per Award

Stock options	0.3	$4.60	0.2	$7.11
Restricted stock - retention	0.3	$10.03	0.3	$11.39
Restricted stock - performance based	0.3	$10.00	0.2	$11.39
Unrestricted stock	0.1	$9.38	0.1	$10.45

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2016	2015
Expected life of awards in years	6.4	6.3
Risk-free interest rate	1.4%	1.9%
Expected volatility of the Company's stock	45.5%	66.9%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Cost	Weighted-Average Remaining Service Period in Years
Stock options	$2.4	2.6
Restricted stock - retention	5.5	2.5
Restricted stock - performance based	4.1	2.0
Total	$12.0	2.3

Note 6: Restructuring Activities

During fiscal 2017, the Company completed a voluntary retirement program for certain U.S. salaried employees and implemented targeted headcount reductions at several locations.  These restructuring activities are part of the Company’s Strengthen, Diversify and Grow transformational initiative and support the objective of reducing operational and SG&A cost structures.

During fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility and recorded severance costs as a result.  During the third quarter of fiscal 2017, the Company substantially completed the transfer of production from Washington to other Americas segment manufacturing facilities.  Also during fiscal 2016, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility, which is now closed.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

In addition, the Company has engaged in restructuring activities within its Europe segment.  These restructuring activities have included implementing headcount reductions, exiting certain non-core product lines based upon Modine’s global product strategy, reducing manufacturing costs, consolidating production facilities, and disposing of and selling certain underperforming or non-strategic assets.  The Company designed these activities to align the cost structure of the segment with its strategic focus on the commercial vehicle, off-highway, automotive component, and engine products markets, while improving gross margin and return on average capital employed.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Employee severance and related benefits	$0.1	$0.9	$2.2	$2.6
Other restructuring and repositioning expenses	1.5	0.7	3.8	2.6
Total	$1.6	$1.6	$6.0	$5.2

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2016	2015
Beginning balance	$9.2	$7.8
Additions	0.1	0.9
Payments	(1.3)	(0.9)
Effect of exchange rate changes	(0.5)	(0.2)
Ending balance	$7.5	$7.6

	Nine months ended December 31,
	2016	2015
Beginning balance	$14.7	$9.9
Additions	2.2	2.6
Payments	(8.5)	(5.1)
Effect of exchange rate changes	(0.9)	0.2
Ending balance	$7.5	$7.6

During the second quarter of fiscal 2017, the Company sold a manufacturing facility in its Europe segment for cash proceeds of $4.3 million and recognized a gain of $1.2 million as a result.  This facility was previously reported as an asset held for sale.  At December 31, 2016 and March 31, 2016, assets held for sale, which consisted of facilities marketed for sale, totaled $5.6 million and $8.5 million, respectively, and were reported within other noncurrent assets.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Equity in earnings of non-consolidated affiliate	$-	$0.1	$0.1	$0.2
Interest income	0.1	0.1	0.3	0.3
Foreign currency transactions (a)	(0.4)	(0.6)	(1.0)	(1.0)
Total other expense - net	$(0.3)	$(0.4)	$(0.6)	$(0.5)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

Note 8: Income Taxes

For the three months ended December 31, 2016 and 2015, the Company’s effective income tax rate was (58.3) percent and 22.6 percent, respectively.  For the nine months ended December 31, 2016 and 2015, the Company’s effective income tax rate was 16.0 percent and 43.2 percent, respectively.

The most significant factors impacting the effective tax rate for the three and nine months ended December 31, 2016, as compared with the prior-year periods, were changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  At December 31, 2016, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $42.4 million and valuation allowances against certain U.S. deferred tax assets totaled $5.4 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  The Company may release a portion (approximately $6.0 million) of its existing valuation allowance in a foreign jurisdiction in the fourth quarter of fiscal 2017 or in fiscal 2018, if the Company determines that it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  In fiscal 2016, the Company considered the pension settlement losses (see Note 4 for additional information) to be significant and infrequent; therefore, for the three and nine months ending December 31, 2015 it recorded discrete tax benefits from these losses of $0.5 million and $15.7 million, respectively.  Additionally, the Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  In connection with the acquisition of Luvata HTS (see Note 2 for additional information), the Company recorded a preliminary estimate of $6.9 million for gross unrecognized tax benefits, including interest and penalties, which if recognized would impact the effective tax rate.  Other than for any adjustments to finalize the fair value of assets and liabilities acquired in the acquisition of Luvata HTS, the Company does not anticipate a significant change in unrecognized tax benefits during the next twelve months.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Net earnings (loss) attributable to Modine	$1.7	$8.2	$6.2	$(9.2)
Less: Undistributed earnings attributable to unvested shares	-	(0.2)	(0.1)	-
Net earnings (loss) available to Modine shareholders	$1.7	$8.0	$6.1	$(9.2)

Weighted-average shares outstanding - basic	47.9	47.4	47.3	47.4
Effect of dilutive securities	0.6	0.4	0.4	-
Weighted-average shares outstanding - diluted	48.5	47.8	47.7	47.4

Earnings per share:
Net earnings (loss) per share - basic	$0.04	$0.17	$0.13	$(0.19)
Net earnings (loss) per share - diluted	$0.04	$0.17	$0.13	$(0.19)

For the three and nine months ended December 31, 2016, the calculation of diluted earnings per share excluded 0.9 million and 1.0 million stock options, respectively, because they were anti-dilutive.  For the three and nine months ended December 31, 2015, the calculation of diluted earnings per share excluded 1.0 million and 0.9 million stock options, respectively, because they were anti-dilutive.  For the nine months ended December 31, 2015, the total number of potential dilutive securities was 0.4 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would decrease the loss per share.

Note 10: Inventories

Inventories consisted of the following:

	December 31, 2016	March 31, 2016
Raw materials and work in process	$115.3	$79.5
Finished goods	41.6	31.5
Total inventories	$156.9	$111.0

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2016	March 31, 2016
Gross property, plant and equipment	$1,149.4	$1,043.6
Accumulated depreciation	(703.2)	(705.0)
Net property, plant and equipment	$446.2	$338.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	BHVAC	CIS	Total
Goodwill, March 31, 2016	$0.5	$15.3	$-	$15.8
Acquisition	-	-	159.8	159.8
Effect of exchange rate changes	-	(1.8)	(0.6)	(2.4)
Goodwill, December 31, 2016	$0.5	$13.5	$159.2	$173.2

Intangible assets consisted of the following:

	December 31, 2016			March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Trade names	$51.4	$(6.4)	$45.0	$8.9	$(6.3)	$2.6
Acquired technology	23.2	(2.2)	21.0	5.5	(1.5)	4.0
Customer relationships	46.0	(0.8)	45.2	2.0	(0.4)	1.6
Total intangible assets	$120.6	$(9.4)	$111.2	$16.4	$(8.2)	$8.2

The intangible asset values as of December 31, 2016 include the Company’s preliminary estimated fair values of acquired intangible assets resulting from the Luvata HTS acquisition.  See Note 2 for additional information.

The Company recorded amortization expense of $1.1 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively.  The Company recorded amortization expense of $1.9 million and $1.2 million for the nine months ended December 31, 2016 and 2015, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2017	$2.6
2018	10.2
2019	10.1
2020	10.0
2021	9.5
2022 & Beyond	68.8

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2016	2015
Beginning balance	$8.4	$10.0
Warranties recorded at time of sale	1.4	1.3
Adjustments to pre-existing warranties	0.1	(0.2)
Additions due to acquisition	4.1	-
Settlements	(2.1)	(1.0)
Effect of exchange rate changes	(0.3)	(0.2)
Ending balance	$11.6	$9.9

	Nine months ended December 31,
	2016	2015
Beginning balance	$8.3	$10.4
Warranties recorded at time of sale	3.9	3.9
Adjustments to pre-existing warranties	-	(0.1)
Additions due to acquisition	4.1	-
Settlements	(4.4)	(4.2)
Effect of exchange rate changes	(0.3)	(0.1)
Ending balance	$11.6	$9.9

Note 14: Indebtedness

In November 2016, the Company entered into new credit agreements to fund a significant portion of its acquisition of Luvata HTS (see Note 2 for additional information).  The Company executed an amended and restated credit agreement with a syndicate of banks that provides for both U.S. dollar- and euro-denominated term loan facilities and a multi-currency $175.0 million revolving credit facility expiring in November 2021, which replaced the Company’s then-existing revolver that would have expired in August 2018.  Based upon the terms of the credit agreement and currency denomination, borrowings under both the term loans and revolving credit facilities bear interest at a variable rate, primarily either the London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”), plus 137.5 to 250 basis points (3.1 percent weighted-average at December 31, 2016) depending on the Company’s leverage ratio, as described below.  At December 31, 2016, the Company’s term loan borrowings totaled $271.1 million, with repayments beginning in the fourth quarter of fiscal 2017 and continuing through fiscal 2022.  Also in November 2016, the Company issued $50.0 million of 5.8 percent Senior Notes with repayments ending in fiscal 2027.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2016	March 31, 2016
Term loans	2017-2022	$271.1	$-
6.8% Senior Notes	2017-2021	121.0	125.0
5.8% Senior Notes	2022-2027	50.0	-
Foreign credit agreements	2018-2020	0.3	0.4
Other (a)	2017-2030	8.0	8.6
		450.4	134.0
Less: current portion		(30.0)	(8.5)
Less: unamortized debt issuance costs		(7.2)	-
Total long-term debt		$413.2	$125.5

(a)	Other long-term debt includes capital lease obligations and other financing-type obligations.

Long-term debt matures as follows:

Fiscal Year
Remainder of 2017	$7.5
2018	31.7
2019	38.5
2020	43.7
2021	98.2
2022 & Beyond	230.8
Total	$450.4

At December 31, 2016, the Company reported its revolving credit facility borrowings of $37.5 million as short-term debt on the consolidated balance sheet.  At December 31, 2016, domestic letters of credit totaled $2.0 million, resulting in available borrowings under the Company’s revolving credit facility of $135.5 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at December 31, 2016 and March 31, 2016 of $33.1 million and $28.6 million, respectively.  At December 31, 2016, the Company’s foreign unused lines of credit totaled $20.0 million.  In aggregate, the Company had total available lines of credit of $155.5 million at December 31, 2016.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with the Company’s acquisition of Luvata HTS, this leverage ratio has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of December 31, 2016.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2016 and March 31, 2016, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $174.0 million and $139.0 million, respectively.  The fair value of the Senior Notes and term loans are categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

The Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands and groundwater contamination at its manufacturing facility in Brazil.  In addition, the Company has recorded an environmental accrual for investigative work related to a previously-owned manufacturing facility in the United States, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  In addition, the Company assumed certain environmental obligations as a result of the Luvata HTS acquisition.  At both December 31, 2016 and March 31, 2016, the accruals for these environmental matters totaled $5.1 million.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.  During fiscal 2011, one of the adjacent businesses to the Company’s facility in Brazil filed suit against the Company’s subsidiary in Brazil (“Modine Brazil”), seeking remediation and certain other damages as a result of contamination allegedly attributable to its operations.  The Company is defending this suit and believes that the ultimate outcome of this matter will not be material.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Brazil Antitrust Investigation
During fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to Modine Brazil of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years prior to the notice.  As of March 31, 2016, the Company accrued $2.8 million (BRL 10 million) related to this matter.  During the second quarter of fiscal 2017, the Company increased this accrual to $4.7 million (BRL 15 million).  As a result, the Company recorded a $1.6 million (BRL 5 million) charge within SG&A expenses.  During the third quarter of fiscal 2017, the Company reached agreement to settle the matter with CADE for $4.6 million (BRL 15 million) and expects to remit payment in early fiscal 2018.

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

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2016			Nine months ended December 31, 2016
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(39.0)	$(136.5)	$(175.5)	$(36.0)	$(138.2)	$(174.2)

Other comprehensive income (loss) before reclassifications	(14.2)	-	(14.2)	(17.2)	-	(17.2)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3	-	3.9	3.9
Income taxes	-	(0.4)	(0.4)	-	(1.3)	(1.3)
Total other comprehensive income (loss)	(14.2)	0.9	(13.3)	(17.2)	2.6	(14.6)

Ending balance	$(53.2)	$(135.6)	$(188.8)	$(53.2)	$(135.6)	$(188.8)

	Three months ended December 31, 2015			Nine months ended December 31, 2015
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(40.3)	$(137.5)	$(177.8)	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income (loss) before reclassifications	(6.2)	2.2	(4.0)	(5.8)	(7.5)	(13.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	2.5	2.5	-	45.3	45.3
Amortization of unrecognized prior service credit (a)	-	(0.1)	(0.1)	-	(0.2)	(0.2)
Income taxes	-	(1.7)	(1.7)	-	(14.3)	(14.3)
Total other comprehensive income (loss)	(6.2)	2.9	(3.3)	(5.8)	23.3	17.5

Ending balance	$(46.5)	$(134.6)	$(181.1)	$(46.5)	$(134.6)	$(181.1)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 17: Segment Information

Below is a summary of net sales, gross profit, operating income, and total assets by segment.  The Company acquired Luvata HTS on November 30, 2016.  The financial results of Luvata HTS are included in the Company’s condensed consolidated financial statements since the date of acquisition and are reported as the Commercial and Industrial Solutions (“CIS”) segment.  The Luvata HTS acquisition is described in Note 2.

	Three months ended December 31,		Nine months ended December 31,
Net sales:	2016	2015	2016	2015
Americas	$123.4	$137.1	$389.4	$440.4
Europe	119.8	126.1	389.7	385.0
Asia	28.6	18.7	78.2	56.1
BHVAC	47.2	50.9	132.8	141.0
CIS	34.7	-	34.7	-
Segment total	353.7	332.8	1,024.8	1,022.5
Corporate and eliminations	(3.9)	(4.1)	(10.1)	(13.7)
Net sales	$349.8	$328.7	$1,014.7	$1,008.8

	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$18.3	14.8%	$22.7	16.5%	$59.2	15.2%	$72.8	16.5%
Europe	18.5	15.4%	17.2	13.7%	59.8	15.3%	47.0	12.2%
Asia	5.0	17.6%	2.6	13.9%	13.1	16.7%	8.2	14.7%
BHVAC	15.3	32.4%	17.3	34.0%	37.1	27.9%	43.3	30.8%
CIS	4.4	12.7%	-	-	4.4	12.7%	-	-
Segment total	61.5	17.5%	59.8	18.0%	173.6	16.9%	171.3	16.8%
Corporate and eliminations (a)	(2.8)	-	(1.2)	-	(5.2)	-	(10.0)	-
Gross profit	$58.7	16.8%	$58.6	17.8%	$168.4	16.6%	$161.3	16.0%

	Three months ended December 31,		Nine months ended December 31,
Operating income:	2016	2015	2016	2015
Americas	$5.4	$7.7	$13.3	$24.8
Europe	8.3	7.6	30.0	18.3
Asia	2.6	(0.1)	4.9	(0.9)
BHVAC	6.7	6.7	10.3	12.7
CIS	(0.3)	-	(0.3)	-
Segment total	22.7	21.9	58.2	54.9
Corporate and eliminations (a)	(16.7)	(8.2)	(39.0)	(61.7)
Operating income (loss)	$6.0	$13.7	$19.2	$(6.8)

	December 31, 2016	March 31, 2016
Total assets:
Americas	$263.3	$267.2
Europe	247.8	301.9
Asia	103.5	104.0
BHVAC	88.8	99.0
CIS	560.7	-
Corporate and eliminations	128.8	148.8
Total assets	$1,392.9	$920.9

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

(a)
During the three and nine months ended December 31, 2016, the Company recorded $7.2 million and $11.6 million, respectively, of costs incurred directly related to the acquisition and integration of Luvata HTS within SG&A expenses at Corporate.  In addition, as a result of purchase accounting for the Luvata HTS acquisition, the Company wrote up acquired inventory to its estimated fair value and is charging the write-up to cost of sales as the underlying inventory is sold.  During the third quarter of fiscal 2017, the Company recorded $2.9 million in cost of sales related to this inventory step-up at Corporate, as the impact of this purchase accounting adjustment is excluded from the Company’s measure of segment operating performance.  During the nine months ended December 31, 2015, the Company recorded a pension settlement loss of $40.3 million at Corporate, within SG&A expenses ($31.8 million) and cost of sales ($8.5 million).  See Note 4 for additional information about the Company’s pension plans.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2016 was the third quarter of fiscal 2017.

On November 30, 2016, we acquired Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Luvata HTS is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration (“HVAC&R”) industry, with more than $500.0 million of net sales in calendar 2015.  Our acquisition of Luvata HTS, in particular, addresses our “Diversify” and “Grow” commitments of our transformational Strengthen, Diversify and Grow strategy launched in fiscal 2016.  We expect that the acquisition of Luvata HTS will increase our industrial business portfolio, broaden our customer base, reduce cyclical exposure, and expand our margin and growth profile.  Commencing from the acquisition date, we have reported the financial results of Luvata HTS as the Commercial and Industrial Solutions (“CIS”) segment.

Third Quarter Highlights:  Net sales in the third quarter of fiscal 2017 increased $21.1 million, or 6 percent, from the third quarter of fiscal 2016, primarily due to $34.7 million of incremental sales from our new CIS segment and higher sales volume to automotive customers, partially offset by lower sales volume to commercial vehicle and off-highway customers.  Gross margin declined 100 basis points to 16.8 percent, primarily due to a $2.9 million inventory purchase accounting adjustment and unfavorable material costs driven by higher metals prices, partially offset by cost savings resulting from procurement initiatives.  Selling, general and administrative (“SG&A”) expenses increased $7.8 million, primarily due to costs directly related to the acquisition of Luvata HTS.  As a result, our net earnings of $1.9 million represent a $6.3 million decline compared with the same period in fiscal 2016.

Year-to-Date Highlights:  Net sales in the first nine months of fiscal 2017 increased $5.9 million, or 1 percent, from the same period last year, primarily due to incremental sales from the CIS segment and higher sales volume to automotive customers, partially offset by lower sales volume to commercial vehicle and off-highway customers.  Our gross margin and SG&A expenses, as compared with the prior year period, were favorably impacted by large pension settlement losses in the prior year.  During fiscal 2016, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans (see Note 4 of the Notes to Condensed Consolidated Financial Statements for additional information).  As a result of this program, we recorded $40.3 million of non-cash pension settlement losses in the prior year to cost of sales ($8.5 million) and SG&A expenses ($31.8 million).  Our year-to-date net earnings of $6.8 million represent a $15.6 million improvement compared with the same period in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2016 and 2015:

	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$349.8	100.0%	$328.7	100.0%	$1,014.7	100.0%	$1,008.8	100.0%
Cost of sales	291.1	83.2%	270.1	82.2%	846.3	83.4%	847.5	84.0%
Gross profit	58.7	16.8%	58.6	17.8%	168.4	16.6%	161.3	16.0%
Selling, general and administrative expenses	51.1	14.6%	43.3	13.2%	144.4	14.2%	162.9	16.2%
Restructuring expenses	1.6	0.5%	1.6	0.5%	6.0	0.6%	5.2	0.5%
Gain on sale of facility	-	-	-	-	(1.2)	-0.1%	-	-
Operating income (loss)	6.0	1.7%	13.7	4.2%	19.2	1.9%	(6.8)	-0.7%
Interest expense	(4.5)	-1.3%	(2.7)	-0.8%	(10.5)	-1.0%	(8.2)	-0.8%
Other expense – net	(0.3)	-0.1%	(0.4)	-0.1%	(0.6)	-0.1%	(0.5)	-
Earnings (loss) before income taxes	1.2	0.3%	10.6	3.2%	8.1	0.8%	(15.5)	-1.5%
Benefit (provision) for income taxes	0.7	0.2%	(2.4)	-0.7%	(1.3)	-0.1%	6.7	0.7%
Net earnings (loss)	$1.9	0.5%	$8.2	2.5%	$6.8	0.7%	$(8.8)	-0.9%

Comparison of Three Months Ended December 31, 2016 and 2015

Third quarter net sales of $349.8 million were $21.1 million, or 6 percent, higher than the third quarter of the prior year, primarily due to $34.7 million of incremental sales from the acquisition of Luvata HTS, which is reported in our CIS segment, and higher sales in our Asia segment, partially offset by lower sales in our Americas and Europe segments and a $4.2 million unfavorable impact of foreign currency exchange rate changes.

Third quarter gross profit increased $0.1 million, yet gross margin declined 100 basis points to 16.8 percent.  The decline in gross margin was primarily due to a $2.9 million impact of an inventory purchase accounting adjustment, recorded at Corporate, related to sales of inventory that was written up to its estimated fair value upon acquisition, as well as unfavorable material costs driven by higher metals prices, partially offset by cost savings resulting from procurement initiatives.  In addition, gross profit was negatively impacted by $0.7 million from foreign currency exchange rate changes.  In the fourth quarter of fiscal 2017, we anticipate the inventory purchase accounting adjustment will negatively impact cost of sales by approximately $1.4 million.

SG&A expenses increased $7.8 million from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, primarily due to $7.2 million of costs incurred directly related to the acquisition and integration of Luvata HTS, which consisted principally of costs for i) transaction advisors, ii) legal, accounting, and other professional services, and iii) incremental costs directly associated with integration activities, including third-party consulting fees, and $4.7 million of SG&A expenses in the CIS segment.  These increases were partially offset by the absence of a $0.9 million pension settlement loss recognized in the prior year, lower compensation-related expenses, and a $0.6 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $1.6 million in the third quarter of fiscal 2017 were consistent with the prior year and primarily consisted of costs related to plant consolidation activities in the Americas segment.

Operating income of $6.0 million in the third quarter of fiscal 2017 decreased $7.7 million compared with $13.7 million in the third quarter of fiscal 2016.  This decline was primarily due to higher SG&A expenses associated with the acquisition of Luvata HTS.

Interest expense increased $1.8 million to $4.5 million in the third quarter of fiscal 2017, primarily due to new debt used to finance a significant portion of the acquisition of Luvata HTS.  See Note 14 of the Notes to Condensed Consolidated Financial Statements for more information regarding our new credit agreements.

The benefit for income taxes was $0.7 million during the third quarter of fiscal 2017, compared with a provision for income taxes of $2.4 million in the third quarter of fiscal 2016.  The $3.1 million change was primarily due to lower operating earnings.

Comparison of Nine Months Ended December 31, 2016 and 2015

Fiscal 2017 year-to-date net sales of $1,014.7 million were $5.9 million, or 1 percent, higher than the same period last year, primarily due to $34.7 million of incremental sales from the acquisition of Luvata HTS, which is reported as the CIS segment, and higher sales in our Asia and Europe segments, partially offset by lower sales in our Americas and Building HVAC segments.

Fiscal 2017 year-to-date gross profit of $168.4 million increased $7.1 million from the same period last year and gross margin improved 60 basis points to 16.6 percent.  These increases were primarily due to the absence of $8.5 million of pension settlement losses recognized in the prior year and cost savings resulting from procurement initiatives, partially offset by the unfavorable impact of the $2.9 million inventory purchase accounting adjustment and temporary production inefficiencies in the Americas segment.  Foreign currency exchange rate changes negatively impacted fiscal 2017 year-to-date gross profit by $1.3 million.

Fiscal 2017 year-to-date SG&A expenses decreased $18.5 million, or 11 percent, from the same period last year.  The decrease was primarily due to the absence of $31.8 million of pension settlement losses recognized in the prior year, partially offset by $11.6 million of costs directly related to our acquisition and integration of Luvata HTS and $4.7 million of SG&A expenses in the CIS segment.

Restructuring expenses increased $0.8 million in the first nine months of fiscal 2017 compared with the prior year, primarily due to equipment transfer costs related to plant consolidation activities in the Americas segment.

During fiscal 2017, we sold a manufacturing facility within our Europe segment for cash proceeds of $4.3 million and recognized a $1.2 million gain as a result.

Operating income of $19.2 million during the first nine months of fiscal 2017 represents a $26.0 million improvement from an operating loss of $6.8 million in the same period last year, primarily due to the absence of the $40.3 million of pension settlement losses recognized in the prior year, partially offset by acquisition-related costs and the impact of the inventory purchase accounting adjustment totaling $14.5 million.

Interest expense increased $2.3 million to $10.5 million in the first nine months of fiscal 2017, primarily due to new debt used to finance a significant portion of the acquisition of Luvata HTS.

The provision for income taxes was $1.3 million during the first nine months of fiscal 2017, compared with a benefit for income taxes of $6.7 million in the prior year.  The $8.0 million change was primarily due to $15.7 million of income tax benefits related to pension settlement losses in the prior year and a decrease in operating earnings.  It is possible that approximately $6.0 million of the valuation allowance against our deferred tax assets in a foreign jurisdiction could be released in the fourth quarter of fiscal 2017 or in fiscal 2018.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income tax valuation allowances.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2016 and 2015:

Americas
	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$123.4	100.0%	$137.1	100.0%	$389.4	100.0%	$440.4	100.0%
Cost of sales	105.1	85.2%	114.4	83.5%	330.2	84.8%	367.6	83.5%
Gross profit	18.3	14.8%	22.7	16.5%	59.2	15.2%	72.8	16.5%
Selling, general and administrative expenses	11.5	9.3%	13.6	9.9%	40.7	10.5%	43.0	9.8%
Restructuring expenses	1.4	1.1%	1.4	1.0%	5.2	1.3%	5.0	1.1%
Operating income	$5.4	4.4%	$7.7	5.6%	$13.3	3.4%	$24.8	5.6%

Comparison of Three Months Ended December 31, 2016 and 2015

Americas net sales decreased $13.7 million, or 10 percent, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, primarily due to lower sales volume to commercial vehicle and off-highway customers in North America and aftermarket customers in Brazil, partially offset by a $2.1 million favorable impact of foreign currency exchange rate changes.  Gross profit decreased $4.4 million and gross margin decreased 170 basis points to 14.8 percent.  These decreases were primarily due to lower sales volume and temporary production inefficiencies largely related to product launches and plant consolidation activities, partially offset by cost savings resulting from procurement initiatives and favorable material costs.  SG&A expenses decreased $2.1 million, primarily due to a higher recovery of development costs and lower compensation-related expenses.  Restructuring expenses in the third quarter of fiscal 2017 of $1.4 million consisted primarily of equipment transfer costs related to plant consolidation activities in North America.  Operating income decreased $2.3 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2016 and 2015

Americas year-to-date net sales decreased $51.0 million, or 12 percent, from the same period last year, primarily due to lower sales volume to commercial vehicle and off-highway customers, partially offset by higher sales volume to automotive customers and a $1.4 million favorable impact of foreign currency exchange rate changes.  Gross profit decreased $13.6 million and gross margin decreased 130 basis points to 15.2 percent.  These decreases were primarily due to lower sales volume and temporary production inefficiencies in North America, partially offset by favorable material costs and cost savings resulting from procurement initiatives.  SG&A expenses decreased $2.3 million, primarily due to a higher recovery of development costs and lower compensation-related expenses, partially offset by a $1.6 million charge related to a legal matter in Brazil for which the Company has agreed to a settlement.  Restructuring expenses of $5.2 million in fiscal 2017 consisted primarily of equipment transfer costs related to the plant consolidation activities and severance expenses.  Operating income decreased $11.5 million to $13.3 million, primarily due to lower gross profit.

Europe
	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$119.8	100.0%	$126.1	100.0%	$389.7	100.0%	$385.0	100.0%
Cost of sales	101.3	84.6%	108.9	86.3%	329.9	84.7%	338.0	87.8%
Gross profit	18.5	15.4%	17.2	13.7%	59.8	15.3%	47.0	12.2%
Selling, general and administrative expenses	10.1	8.4%	9.7	7.7%	31.2	8.0%	28.8	7.5%
Restructuring expenses (income)	0.1	0.1%	(0.1)	-	(0.2)	-0.1%	(0.1)	-
Gain on sale of facility	-	-	-	-	(1.2)	-0.3%	-	-
Operating income	$8.3	6.9%	$7.6	6.0%	$30.0	7.7%	$18.3	4.8%

Comparison of Three Months Ended December 31, 2016 and 2015

Europe net sales decreased $6.3 million, or 5 percent, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, primarily due to lower sales volume to commercial vehicle and off-highway customers and a $1.6 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers.  Gross profit increased $1.3 million and gross margin improved 170 basis points to 15.4 percent, primarily due to cost savings resulting from procurement initiatives, improved production efficiencies and favorable sales mix, partially offset by unfavorable material costs.  SG&A expenses increased $0.4 million, primarily due to higher compensation-related expenses.  Operating income increased $0.7 million to $8.3 million during the third quarter of fiscal 2017, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2016 and 2015

Europe year-to-date net sales increased $4.7 million, or 1 percent, from the same period last year, primarily due to higher sales volume to automotive customers and a $1.7 million favorable impact of foreign currency exchange rate changes, partially offset by the planned wind down of certain automotive and commercial vehicle programs.  Gross profit increased $12.8 million and gross margin improved 310 basis points to 15.3 percent, primarily due to cost savings resulting from procurement initiatives, favorable sales mix, and improved production efficiencies.  SG&A expenses increased $2.4 million, primarily due to higher compensation-related expenses.  During fiscal 2017, we sold a manufacturing facility for cash proceeds of $4.3 million and recorded a $1.2 million gain as a result.  Operating income increased $11.7 million to $30.0 million, primarily due to higher gross profit.

Asia
	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$28.6	100.0%	$18.7	100.0%	$78.2	100.0%	$56.1	100.0%
Cost of sales	23.6	82.4%	16.1	86.1%	65.1	83.3%	47.9	85.3%
Gross profit	5.0	17.6%	2.6	13.9%	13.1	16.7%	8.2	14.7%
Selling, general and administrative expenses	2.4	8.4%	2.7	14.2%	8.2	10.4%	9.1	16.3%
Operating income (loss)	$2.6	9.2%	$(0.1)	-0.3%	$4.9	6.3%	$(0.9)	-1.6%

Comparison of Three Months Ended December 31, 2016 and 2015

Asia net sales increased $9.9 million, or 53 percent, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from a joint venture formed in China during the fourth quarter of fiscal 2016, partially offset by a $1.3 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $2.4 million and gross margin improved 370 basis points to 17.6 percent, primarily due to higher sales volume.  SG&A expenses decreased $0.3 million, primarily due to lower compensation-related expenses and the absence of acquisition-related costs incurred in the third quarter of fiscal 2016 associated with the recently-formed joint venture.  Operating income of $2.6 million represents a $2.7 million improvement compared with the third quarter of fiscal 2016 and was primarily due to higher gross profit.

Comparison of Nine Months Ended December 31, 2016 and 2015

Asia year-to-date net sales increased $22.1 million, or 39 percent, from the same period last year, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from our recently-formed joint venture in China, partially offset by a $3.4 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $4.9 million and gross margin improved 200 basis points to 16.7 percent, primarily due to higher sales volume.  SG&A expenses decreased $0.9 million, primarily due to lower compensation-related expenses and the absence of the acquisition-related costs incurred in the prior year.  Operating income of $4.9 million represents a $5.8 million improvement compared with the same period in fiscal 2016 and was primarily due to higher gross profit and lower SG&A expenses.

Building HVAC
	Three months ended December 31,				Nine months ended December 31,
	2016		2015		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$47.2	100.0%	$50.9	100.0%	$132.8	100.0%	$141.0	100.0%
Cost of sales	31.9	67.6%	33.6	66.0%	95.7	72.1%	97.7	69.2%
Gross profit	15.3	32.4%	17.3	34.0%	37.1	27.9%	43.3	30.8%
Selling, general and administrative expenses	8.5	18.1%	10.4	20.5%	26.1	19.7%	30.4	21.6%
Restructuring expenses	0.1	0.2%	0.2	0.4%	0.7	0.5%	0.2	0.2%
Operating income	$6.7	14.1%	$6.7	13.1%	$10.3	7.7%	$12.7	9.0%

Comparison of Three Months Ended December 31, 2016 and 2015

Building HVAC net sales decreased $3.7 million, or 7 percent, from the third quarter of fiscal 2016 to the third quarter of fiscal 2017, primarily due to a $3.4 million unfavorable impact of foreign currency exchange rate changes and lower heating and ventilation product sales in North America, partially offset by increased air conditioning product sales in the U.K.  Gross profit decreased $2.0 million and gross margin declined 160 basis points to 32.4 percent, primarily due to unfavorable sales mix, unfavorable material costs and higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which were not yet in use during the third quarter of the prior year.  In addition, gross profit was unfavorably impacted by $0.4 million from foreign currency exchange rate changes.  SG&A expenses decreased $1.9 million, primarily due to lower compensation-related expenses, including the impact of previous headcount reductions, lower commission costs, and a $0.6 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $0.1 million in the third quarter of fiscal 2017 consisted of employee severance expenses.  Operating income of $6.7 million during the third quarter of fiscal 2017 was consistent with the prior year, as lower gross profit was offset by lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2016 and 2015

Building HVAC year-to-date net sales decreased $8.2 million, or 6 percent, from the same period last year, primarily due to a $8.1million unfavorable impact of foreign currency exchange rate changes and lower ventilation and heating product sales in North America, partially offset by increased air conditioning and ventilation product sales in the U.K.  Gross profit decreased $6.2 million and gross margin declined 290 basis points to 27.9 percent, primarily due to unfavorable sales mix, unfavorable material costs, and higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which were not yet in use during the prior year.  In addition, gross profit was unfavorably impacted by $1.1 million from foreign currency exchange rate changes.  SG&A expenses decreased $4.3 million, primarily due to lower commission costs and compensation-related expenses and a $1.3 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses of $0.7 million consisted of employee severance expenses.  Operating income of $10.3 million decreased $2.4 million compared with the prior year, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at December 31, 2016 of $50.0 million, and an available borrowing capacity of $155.5 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $45.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the nine months ended December 31, 2016 was $35.0 million, which was a $30.4 million decrease compared with the same period in the prior year.  This decrease in operating cash flow was primarily due to payments for acquisition-related and restructuring costs, unfavorable net changes in working capital, and lower operating earnings in the current year, considering the pension settlement losses in the prior year were non-cash charges.  Capital expenditures of $46.0 million during the first nine months of fiscal 2017 increased $3.7 million compared with the same period in fiscal 2016, primarily due to tooling and equipment purchases to support new product launches.

In November 2016, we completed our acquisition of Luvata HTS and financed the $363.9 million of cash consideration, net of cash acquired, through a combination of new long-term debt, cash on hand, and borrowings under our revolving credit facility.  See Note 14 of the Notes to Condensed Consolidated Financial Statements for additional information regarding our new credit agreements.

Debt Covenants
Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with our acquisition of Luvata HTS, the leverage ratio has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

Our leverage ratio at December 31, 2016 was 2.8, which was below the maximum permitted ratio of 3.75.  Our interest expense coverage ratio at December 31, 2016 was 7.2, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of December 31, 2016 and expect to remain in compliance during the balance of fiscal 2017 and beyond.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with crossborder trade, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, the continued deterioration in and weak forecasts for the Brazilian economy, and the general uncertainties about the impact of potential regulatory and/or policy changes, including those related to tax and trade, that may be implemented in the United States, as well as continuing uncertainty regarding the longer-term implications of “Brexit”;

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

Operational Risks:

•
Our ability to integrate the former Luvata HTS operations into Modine, realize cost and revenue synergies in accordance with our expectations, and effectively manage any unanticipated risks that arise, while also maintaining appropriate focus on the rest of Modine’s business;

•
The overall health and continually increasing price-down focus of our original equipment manufacturer customers in light of economic and market-specific factors, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

•
Our ability to maintain current customer programs and compete effectively for new business, including our ability to offset or otherwise address increasing pricing pressures from competitors and price reduction and overall service pressures from customers, particularly in the face of macro-economic instability;

•
Our ability to effectively and efficiently realize expected commercial and operational efficiencies and associated cost savings and other benefits associated with our Strengthen, Diversify and Grow transformational strategy;

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Our ability to consistently obtain and retain profitable business in our Asia segment, and, in particular, in China;

•	Unanticipated delays or modifications initiated by major customers with respect to product launches, product applications or requirements;

•
Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of some continuing economic challenges in areas of the world in which we and our suppliers operate;

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor pools, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•	Our ability to complete the transition of our Washington, Iowa production to other facilities efficiently and effectively;

•	Costs and other effects of the investigation and remediation of environmental contamination;

•
Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith, not only for Modine’s current operations, but also for the recently-acquired Luvata HTS operations;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers; and

•
Costs and other effects of unanticipated litigation, claims, or other obligations, including those associated with our acquisition of Luvata HTS, and the constant and increasing pressures associated with healthcare and insurance costs.

Strategic Risks:

•
Our ability to successfully increase our presence in and focus on the “industrial” markets, with our Building HVAC Systems and Commercial and Industrial Solutions businesses, without shifting attention away from the Vehicular Thermal Systems business, where we enjoy and desire to preserve a leading position; and

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

•
Our ability to bring our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) back into our target range of 1.5-2.5x in an efficient manner following our acquisition of Luvata HTS;

•	Costs arising from the integration of Luvata HTS and the timing and impact of purchase accounting adjustments;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, and British pound, relative to the U.S. dollar; and

•	Our ability to effectively realize the benefits of tax assets in various jurisdictions in which we operate.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.  Other than incremental interest rate risk associated with new debt borrowings used to finance a significant portion of its acquisition of Luvata HTS, the Company’s market risks have not materially changed since the fiscal 2016 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

On November 30, 2016, the Company acquired Luvata HTS.  As part of its post-closing integration activities, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company.

Except for the change described above, there were no other changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

4.1
Third Amended and Restated Credit Agreement dated as of November 15, 2016, with JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Bank of Montreal, U.S. Bank National Association and Wells Fargo Bank, National Association as Syndication Agents, and Bank of America, N.A. and PNC Bank, National Association as Senior Managing Agent.
Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 2016 (“November 15, 2016 8-K”)

4.2
Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 15, 2016, with PGIM, Inc. and each of the Purchasers described therein relating to the $125,000,000 6.83% Secured Senior Notes, Series A, due August 12, 2020, the $50,000,000 5.75% Secured Senior Notes, Series B and Private Shelf Facility.
Exhibit 4.2 to November 15, 2016 8-K

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

Date: February 7, 2017

* Executing as both the principal financial officer and a duly authorized officer of the Company