Form 10-K
period 2017-03-31
MODINE MANUFACTURING CO
filed 2017-05-26
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Approximately 96 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $542 million based upon the market price of $11.86 per share on September 30, 2016, the last day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,079,761 at May 22, 2017.

An Exhibit Index appears at pages 80-82 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2017 Annual	Part III of Form 10-K
Meeting of Shareholders	(Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

Modine Manufacturing Company specializes in providing innovative thermal management solutions to diversified global markets and customers.  We are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  In addition, we are a global leader in thermal management technology and solutions for sale into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  Our primary product groups include i) powertrain cooling and engine cooling; ii) coils, coolers, and coatings; and iii) heating, ventilation and air conditioning.  Our primary customers across the globe include:

-	Automobile, truck, bus, and specialty vehicle OEMs;
-	Agricultural, industrial and construction equipment OEMs;
-	Commercial and industrial equipment OEMs;
-	Heating, ventilation and cooling OEMs;
-	Construction architects and contractors; and
-	Wholesalers of heating equipment.

We focus our development efforts on solutions that meet the ever-increasing heat transfer needs of OEMs and other customers within the automobile, commercial vehicle, construction, agricultural, industrial and HVAC&R industries.  Our products and systems are aimed at solving complex heat transfer challenges requiring effective thermal management.  Typical customer and market demands include products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as they work to ensure compliance with increasingly stringent global emissions, fuel economy and energy efficiency requirements.  Our heritage provides a depth and breadth of expertise in thermal management, which, when combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring highly-valued, customized solutions to our customers.

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

Business Strategy and Results

Modine pursues market leadership by being a customer-focused, global company delivering exceptional quality, innovation and value. We will grow our core business of thermal management with superior technical solutions in systems, products and services – coupled with a cost competitive structure.

During fiscal 2016, we launched our Strengthen, Diversify and Grow strategic transformation in order to best position our business for long-term success.  We aimed to strengthen our business by, among other things, right-sizing our cost structure and implementing a more global, product-based organization to capture synergies across our core businesses, effectively meet the needs of our global customers, and improve our speed to market.  In addition, we aimed to diversify by expanding our presence in non-vehicular markets, and grow through both organic and inorganic investments.

On November 30, 2016, we addressed our “Diversify” and “Grow” commitments in particular by completing our acquisition of Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling $415.6 million ($388.2 million, net of cash acquired).

Luvata HTS, a leading global supplier of coils, coolers and coatings to the HVAC&R industry, generated more than $500 million of net sales in calendar 2016.  The acquisition of Luvata HTS increased our industrial business portfolio, broadened our customer base, reduced cyclical exposure, and expanded our growth profile.  Commencing from the acquisition date, we have operated Luvata HTS as our Commercial and Industrial Solutions (“CIS”) business segment.  We are actively engaged in integration activities and expect to realize cost synergies through procurement savings, operational improvements, and organizational efficiencies over three to four years.  In addition, we anticipate revenue synergies through expanded sales channels and cross-selling opportunities resulting from our highly-complementary product portfolios.

Our top five customers are in three different markets – automotive, commercial vehicle, and off-highway – and our ten largest customers accounted for 54 percent of our fiscal 2017 sales.  In fiscal 2017, 62 percent of our total sales were generated from customers outside of the U.S., with 55 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2016, 63 percent of our total sales were generated from customers outside of the U.S., with 54 percent of total sales generated by foreign operations and 9 percent generated by exports from the U.S.  In fiscal 2015, 64 percent of our total sales were generated from customers outside of the U.S., with 55 percent of total sales generated by foreign operations and 9 percent generated by exports from the U.S.

During fiscal 2017, our consolidated net sales were $1.50 billion, an 11 percent increase from $1.35 billion in fiscal 2016.  The increase from fiscal 2016 was primarily due to $178 million of incremental sales from our new CIS segment and higher sales in our Asia segment, partially offset by lower sales in our Americas and Building HVAC (“BHVAC”) segments.  Our operating income of $39 million in fiscal 2017 included costs directly related to our acquisition and integration of Luvata HTS totaling $15 million and, as compared with the prior year, was favorably impacted by pension settlement losses totaling $42 million in fiscal 2016.

In support of our Strengthen, Diversify and Grow strategic platform and in an effort to optimize our cost structure and improve the efficiency of our operations, we have engaged in various restructuring activities.  As a result, we recorded $11 million of restructuring expenses during fiscal 2017, primarily related to equipment transfer and plant consolidation activities and severance expenses.

A key metric by which we measure our performance is return on average capital employed (“ROACE”).  We define ROACE as operating income, plus restructuring expenses, acquisition-related costs and adjustments, impairment charges, and excluding certain other gains or charges, less income tax at a 30 percent rate and earnings attributable to noncontrolling interest; divided by the average of debt plus Modine shareholders’ equity.  Our ROACE declined 150 basis points in fiscal 2017 to 6.9 percent compared with 8.4 percent in fiscal 2016.  ROACE in fiscal 2017 was negatively impacted by higher capital employed resulting from our acquisition of Luvata HTS, including goodwill and intangible assets totaling $281 million.

ROACE is not a measure derived under generally accepted accounting principles (“GAAP”) and should not be considered as a substitute for any measure derived in accordance with GAAP.  We believe that ROACE provides investors with helpful information about our performance, our ability to provide an acceptable return on capital, and our ability to fund future growth.  This measure may not be comparable with similar measures presented by other companies.  The following schedule provides a reconciliation of ROACE to operating income, as presented in accordance with GAAP:

(in millions)	Fiscal 2017	Fiscal 2016
Operating income (loss)	$39.4	$(7.5)
Acquisition-related costs and adjustments	19.1	0.5
Restructuring expenses	10.9	16.6
Gain on sale of facilities	(2.0)	-
Legal and environmental charges	1.9	1.6
Pension settlement losses	-	42.1
Impairment charges	-	9.9
Subtotal	69.3	63.2
Tax applied at 30% rate	(20.8)	(19.0)
Noncontrolling interest	(0.7)	(0.6)
Operating income - adjusted	$47.8	$43.6

Average capital employed (see calculation below)	$696.1	$519.7

ROACE	6.9%	8.4%

Capital employed (debt + Modine shareholders' equity):
Beginning of fiscal year	$538.8	$504.7
June 30	552.4	522.9
September 30	552.9	512.5
December 31	911.6	519.7
End of fiscal year	924.9	538.8
Average capital employed (a)	$696.1	$519.7

(a)	Average capital employed represents the sum of capital employed for the five most recent quarter-end dates, divided by five.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2017	Fiscal 2016
Automotive	31%	29%
Commercial vehicle	25%	34%
Off-highway	13%	15%
HVAC&R	27%	17%
Other	4%	5%

Competitive Position

We compete with many manufacturers of heat transfer and HVAC&R products, some of which are divisions of larger companies.  The markets for our products continue to be very dynamic.  Our traditional OEM customers are faced with dramatically increased international competition and have expanded their global manufacturing footprints to compete in local markets.  In addition, consolidation within the supply base and vertical integration has introduced new or restructured competitors to our markets.  Some of these market changes have caused us to experience competition from suppliers in other parts of the world that enjoy economic advantages such as lower labor costs, lower healthcare costs, and lower tax rates.  As a result, we have expanded and continue to expand our geographic footprint, in part to provide more flexibility to serve our customers around the globe.  Many of our customers also continue to ask us, as well as their other primary suppliers, to provide research and development (“R&D”), design, and validation support for new potential projects.  This combined work effort often results in stronger customer relationships and more partnership opportunities for us.

Business Segments

We have assigned specific operations to segments based principally upon defined markets and geographic locations.  Each operating segment is managed by a vice president and has separate financial results reviewed by our chief operating decision maker.  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources among our various businesses.  Financial information related to our operating segments is included in Note 20 of the Notes to Consolidated Financial Statements.

Our Vehicular Businesses

Americas, Europe, and Asia Segments

The continued globalization of our vehicular customer base requires us to manage our strategic approach, product offerings and the competitive environment on a global basis.  This trend offers significant opportunities for us with our market positioning, including our presence in key vehicular markets (U.S., Europe, China, Mexico, Brazil, India, South Korea, and Japan) and a global product-based organization with the expertise to solve technical challenges.  We are recognized for having strong technical support, an extensive product portfolio, and the ability to provide global standard designs for our customers. Many vehicular OEMs continue to expect cost reductions from suppliers while requiring a consistent level of quality.  In addition, these OEMs seek new technology solutions at low prices for their thermal management needs.  In general, this creates challenges for us and the entire supply base, but also provides an opportunity for suppliers, like Modine, who develop innovative solutions at a competitive cost.

Each of our main vehicular competitors, AKG Group, BorgWarner, Dana Corporation, Delphi Corporation, Denso Corporation, Mahle Behr, Tata Toyo, TitanX, T. Rad Co. Ltd., UFI Filters, Valeo SA, Hanon Systems, and Zhejiang Yinlun Machinery Co. Ltd., have a multi-regional or worldwide presence.  Increasingly, we face heightened competition as these competitors expand their product offerings and manufacturing footprints through expansion into lower-cost countries or lower-cost sourcing initiatives.  In addition, competitors from some lower-cost regions are beginning to expand into new geographical markets.

The Americas, Europe, and Asia segments represent our vehicular businesses and serve the automotive, commercial vehicle, and off-highway markets.  In addition, our Americas segment provides custom-designed heat exchangers, utilizing microchannel, heat recovery, and round tube plate fin coils, to the commercial refrigeration, residential heating, and commercial heating and air conditioning markets.  We view our Americas coils products as highly-complementary to those of our new CIS segment.  As part of our CIS integration activities, we will merge our Americas coils business into CIS and expect to achieve operational improvements and organizational efficiencies as a result.  The Americas segment also serves Brazil’s automotive and commercial vehicle aftermarkets.  The following summarizes the primary markets served by our vehicular segments:

Automotive

Market Overview – The global automotive market improved in most regions during fiscal 2017.  We expect this trend to continue in fiscal 2018, supported by global fuel efficiency standards, in-vehicle technology enhancements and growth in emerging markets.  We are beginning to see the automotive market focus less on traditional internal combustion engines and more on alternative powertrains, such as electric, hybrid, and fuel cell.  Global automotive OEMs and their powertrain suppliers are engaged in significant development activities for these alternative powertrains.  In addition, a number of start-up companies, specialized in electric vehicles, are working towards establishing themselves in the marketplace.  We expect this shift will increase the thermal management requirements for these vehicles, and we are capitalizing on this trend by applying our base heat transfer components to new applications.  We expect our global automotive market production to increase in fiscal 2018, particularly driven by market improvements and maturing program volumes in China and new program launches in our Americas and Europe segments.

Products – Powertrain cooling (engine cooling assemblies, radiators, condensers and charge air coolers); auxiliary cooling (power steering coolers and transmission oil coolers); component assemblies; radiators for special applications; on-engine cooling (exhaust gas recirculation (“EGR”) coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and battery cooling.

Customers – Automobile, light truck, motorcycle, and power sports vehicle and engine manufacturers.

Primary Competitors – Mahle Behr; Dana Corporation; UFI Filters; Delphi Corporation; Denso Corporation; Hanon Systems;  BorgWarner; Valeo SA; and Zhejiang Yinlun Machinery Co., Ltd.

Commercial Vehicle

Market Overview – During fiscal 2017, the North America commercial vehicle market weakened, particularly the market for heavy-duty trucks.  In fiscal 2018, we expect this market will remain relatively flat compared with the prior year. Slow economic growth conditions, excess inventory and rising safety standards suggest uneven demand in fiscal 2018.  In South America, we expect the commercial vehicle market will stabilize in fiscal 2018 and remain relatively flat compared with fiscal 2017, after experiencing significant volume declines in recent years.  In Europe, the commercial vehicle market experienced moderate growth in fiscal 2017; however, we expect the market to remain flat in fiscal 2018.  In Asia, we anticipate continued market growth at a moderate rate during fiscal 2018.

Other trends influencing the commercial vehicle market include a call by global commercial vehicle manufacturers to standardize U.S., Canadian, and Eurozone emissions regulations.  Global standardization would likely lead to further consolidation of our customer base and competitors, as they leverage higher volumes, consolidate development activities, and rationalize distribution channels.  Additionally, truck manufacturers are evaluating alternative powertrains and fuels, including electrification, waste heat recovery, and other technologies aimed to improve vehicle efficiency, all of which could present opportunities for us.  These trends are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products, which we are well positioned to support.

Products – Powertrain cooling (engine cooling modules, radiators, charge air coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and auxiliary cooling (transmission and retarder oil coolers and power steering coolers).

Customers – Commercial, medium- and heavy-duty truck and engine manufacturers; and bus and specialty vehicle manufacturers.

Primary Competitors – Mahle Behr; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Off-Highway

Market Overview – Many global off-highway markets declined during fiscal 2017.  The construction market was mixed in fiscal 2017, as some regions showed signs of modest improvement during the year while others remained depressed.  The U.S. agricultural market remained under pressure from low commodity prices and associated demand, a trend that we expect to continue in fiscal 2018.  We expect this market will continue to be negatively impacted by higher used equipment inventories, which could suppress new equipment sales, and the uncertain interest rate environment.  The mining equipment markets are showing small signs of improving in fiscal 2018.  Many mining equipment buyers continued to cut capital investment plans in fiscal 2017, as the market progressed through a multiple-year cycle of demand declines.  The European construction and agricultural equipment markets declined slightly in fiscal 2017; however, we expect gradual growth in these markets during fiscal 2018.  In South America, we expect the off-highway markets will stabilize in fiscal 2018 and be relatively flat compared with fiscal 2017, after experiencing significant volume declines in recent years.  In Asia, a recovery in construction markets began in the second half of fiscal 2017, and we expect continued improvement in the China and Korea excavator markets in fiscal 2018.

Products – Powertrain cooling (engine cooling modules, radiators, condensers, charge air coolers, fuel coolers and oil coolers); auxiliary cooling (power steering coolers and transmission oil coolers); and on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers).

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

Our Industrial Businesses

Commercial and Industrial Solutions Segment

Market Overview – We expect growth in the primary HVAC&R markets served by our CIS segment.  We anticipate growth in the global commercial and residential air conditioning markets will result from an expansion of reliable energy sources and increases in income levels in China, India, and other developing countries.  Demand for efficient HVAC&R systems will be driven by more stringent energy efficiency regulations and the need for higher-efficiency buildings.  We expect growth in the global refrigeration markets, and in particular, in China and India.  We also expect increasing urbanization, changing food consumption trends and increasing global trade will drive investments in refrigeration infrastructure.  We believe increasing heat density in data centers resulting from rising levels of data traffic and storage requirements, coupled with the overall expansion of the underlying data center market, will result in growth of the global precision air conditioning market.  In addition, regulatory bodies are imposing stricter guidelines aimed to reduce carbon footprint, which is driving data centers to adopt the latest precision cooling solutions.  The global industrial power sector is characterized by continuing demand for electricity as a preferred source of energy, climate change initiatives to minimize environmental impacts, growth and industrialization in emerging markets, and grid upgrades and refurbishments in more mature markets.

Products – Coils (heat-exchanger and microchannel); coolers (unit coolers, remote condensers, fluid coolers, transformer oil coolers and brine coolers); and coatings to protect against corrosion.

Customers – Commercial and industrial equipment manufacturers; distributors, contractors, and consumers in a variety of commercial and industrial applications, including commercial and mobile air conditioning, refrigeration, and precision and industrial cooling.

Primary Competitors – Kelvion Holding GmbH; Alfa-Laval AB; LU-VE S.p.A; Lennox International, Inc.; Super Radiator Coils; DunAn Precision Manufacturing, Inc.; and Guntner GmbH & Co. KG.

Building HVAC Segment

Market Overview –The North America heating market contracted in fiscal 2017, primarily due to warmer-than-normal winter temperatures in our key geographic markets.  We are planning for modest improvement in the North America heating market in fiscal 2018.  We also anticipate increased market demand for our data center cooling, ventilation, and geothermal heat pump products in fiscal 2018.  In addition to North America, we also serve HVAC markets in the United Kingdom, mainland Europe, the Middle East and South Africa.  Similar to our CIS segment, our BHVAC segment is poised to benefit from anticipated trends in the data center market, as described above.  Likewise, we expect improvement in construction markets and energy efficiency legislation to drive increased demand for our ventilation and geothermal products.

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

Primary Competitors – Lennox International Inc.; Commercial Environmental Solutions (Reznor); Mestek Inc. (Sterling); Vertiv (formerly Emerson Electric Company (Liebert)); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); System Air (ChangeAir); Bard Manufacturing; and Aaon, Inc.

Geographical Areas

We maintain administrative organizations in all key geographical regions to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States	Brazil	Austria	China	United Arab Emirates
Mexico		Belgium	India	South Africa
		Germany	Japan
		Hungary	South Korea
Italy
Netherlands
Russia
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and commercial, industrial and building HVAC&R products similar to those produced in the U.S.  In addition to normal business risks, operations outside the U.S. are subject to other risks such as changing political, economic and social environments, changing governmental laws, taxes and regulations, foreign currency volatility, and market fluctuations.

Exports

Export sales from the U.S. to foreign countries as a percentage of consolidated net sales were 7 percent in fiscal 2017 and 9 percent in both fiscal 2016 and 2015.

We believe our international presence positions us to share profitably in the anticipated long-term growth of the global vehicular and commercial, industrial and building HVAC&R markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Foreign and Domestic Operations

Financial information relating to our foreign and domestic operations is included in Note 20 of the Notes to Consolidated Financial Statements.

Customer Dependence

Our ten largest customers, certain of which are conglomerates, accounted for 54 percent of our consolidated net sales in fiscal 2017.  These customers, listed alphabetically, were: Carrier, Caterpillar; Daimler AG (including Daimler Trucks, Detroit Diesel, Mercedes-Benz, Mitsubishi Fuso Trucks and Western Star Trucks); Deere & Company; Denso Corporation; FCA Italy S.p.A. (including Chrysler, CNH, Fiat, Iveco, and VM Motori); Navistar (including MWM International); Volkswagen AG (including Audi, MAN, Porsche, and Scania); AB Volvo (including Mack Trucks and Renault Trucks); and ZF Friedrichshafen AG.  In fiscal 2017, 2016 and 2015, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.  In addition, the financial results of our CIS segment include significant sales (7 percent of segment sales in fiscal 2017) from a global technology customer, whose identity we cannot disclose due to confidentiality requirements, to which sales have historically fluctuated significantly from one quarter or fiscal year to the next.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2018 and beyond.

Raw Materials

We purchase aluminum, nickel and steel from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is highly concentrated between two global suppliers.  We normally do not experience raw material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  We typically adjust metals pricing with our raw material and major fabricated component suppliers on a quarterly basis.  When possible, we have made material pass-through arrangements with key customers, which allow us to adjust customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  When utilized, however, these pass-through arrangements are typically limited to the underlying cost of the material based upon the London Metal Exchange, and do not include related premiums or fabrication costs.  In addition, there can often be a three-month to one-year lag between the time of the material price increase or decrease and the time that we adjust the price with our customer.

Patents

We own or license numerous patents related to our products and operations.  These patents and licenses have been obtained over a period of years and expire at various times.  Because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses. We consider each of our patents, trademarks and licenses to be of value and aggressively defend our rights throughout the world against infringement. We have been granted and/or acquired more than 2,300 patents worldwide over the life of our company.

Research and Development

We remain committed to our vision of creating value through technology and innovation.  We focus our engineering and R&D efforts on solutions that meet challenging heat transfer needs of OEMs and other customers within the automotive, commercial vehicle, construction, agricultural, and commercial, industrial, and building HVAC&R markets.  Our products and systems are often aimed at solving difficult and complex heat transfer challenges requiring advanced thermal management.  Typical market demands are for products and systems that are lighter weight, more compact, more efficient and more durable to meet customer standards as customers work to ensure compliance with increasingly stringent global emissions and energy efficiency requirements.  Our heritage includes a depth and breadth of expertise in thermal management that, combined with our global manufacturing presence, standardized processes, and state-of-the-art technical resources, enables us to rapidly bring customized solutions to our customers.

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $64 million, $61 million, and $62 million in fiscal 2017, 2016, and 2015, respectively.  Over the last three years, R&D expenditures have been between 4 and 5 percent of our consolidated net sales.  This level of investment reflects our continued commitment to R&D in an ever-changing marketplace.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include EGR technology, charge air coolers and battery thermal management systems for the automotive, commercial vehicle, agriculture, construction, and residential and commercial energy storage markets, which enable our customers to meet more stringent emission and energy efficiency standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine cooling, building HVAC, and commercial and industrial thermal management products.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Through our global Quality Management System (“QMS”), our manufacturing facilities and administrative offices in our Americas, Europe and Asia segments are registered to ISO 9001:2008 or ISO/TS 16949:2009 standards, helping to ensure that our customers receive high quality products and services.  We have begun to transition to ISO 9001:2015 and IATF 16949:2016 standards.   While customer expectations for performance, quality and service continue to rise, our QMS has allowed us to drive improvements in quality performance and has enabled the ongoing delivery of products, service and value that meet or exceed customer expectations.

Our global QMS operates within the context of the Modine Operating System (“MOS”), which focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.  We drive sustainable and systematic continuous improvement throughout all operating segments and functional areas of the organization by utilizing the principles, processes and behaviors that are core to these systems.

Environmental, Health and Safety Matters

We are committed to preventing pollution, eliminating waste and reducing environmental risks.  Our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.  Our locations have established specific environmental improvement targets and objectives for the upcoming fiscal year.  As part of our integration activities with our new CIS segment, we are assessing and harmonizing the environmental, health and safety policies and practices at CIS segment facilities with those of Modine.  As such, our discussion in this section primarily excludes consideration of these recently-acquired operations.

In fiscal 2017, our carbon emission levels, primarily resulting from on-site use of natural gas and propane, and use of electricity generated by off-site sources, were consistent with the prior year.  We will continue to identify and implement carbon reduction opportunities when feasible in fiscal 2018.  Our commitment to environmental stewardship is reflected in the results of our reporting of chemical releases, as monitored by the U.S. Environmental Protection Agency's Toxic Chemical Release Inventory program.  Our U.S. locations decreased their reported chemical releases by 98 percent over the 10-year period from 2005 to 2015.  This long-term improvement is the result of manufacturing efficiencies and our transition to more environmentally-friendly manufacturing technologies and raw materials.

Our product portfolio reflects our sense of environmental responsibility.  We continue to develop and refine environmentally-friendly product lines, including oil, fuel, and EGR coolers for gas and diesel applications, light-weight and high-performance powertrain cooling heat exchangers, and our Advanced Cooling System technology.  These products provide increased fuel economies and enable combustion technologies that reduce harmful gas emissions. Our Building HVAC segment offerings, including the Airedale SchoolMate® water source heat pump; the EffinityTM, a condensing gas-fired unit heater with industry-leading efficiencies; the AtherionTM Commercial Packaged Ventilation System; and the completely redesigned GeoSyncTM geothermal heat pump featuring our patented CFTM microchannel coil with the highest heating efficiencies in its class.  These products are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Environmental liabilities for investigative work and remediation at sites in the U.S. and abroad, including at CIS sites, totaled $17 million at March 31, 2017.

We recorded a fiscal 2017 global Recordable Incident Rate (“RIR” as defined by OSHA) of 1.31, which represents an improvement of 20 percent compared with our fiscal 2016 rate of 1.63.  We have consistently out-performed the private-industry RIR average for the manufacturing sector, which, by comparison was 3.8 in 2015.

Our behavior-based safety program is a proactive global effort under which we seek to correct at-risk behaviors, and positively reinforce safe behaviors. As an example of our proactive efforts, we recently introduced process stream safety to our Americas segment facilities.  This in-depth evaluation and correction of workplace conditions further engages employees to eliminate safety risks. Our focus on behavior-based safety and process stream safety are part of our long-term commitment to strengthen our safety culture.  As part of our integration activities, we are actively engaged in implementing our behavior-based safety program at our recently-acquired CIS locations.

Employees

We employed approximately 11,200 persons worldwide as of March 31, 2017.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality, as sales to OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shut downs and our third fiscal quarter is affected by holiday schedules.  Additionally, our CIS and BHVAC segments experience some seasonality as demand for HVAC&R products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  We expect sales volume within our CIS segment to be higher during our first two fiscal quarters due to the construction seasons in the northern hemisphere.  Sales volume within the BHVAC segment is generally stronger in our second and third fiscal quarters, corresponding with demand for heating products.

Working Capital

We manufacture products for the majority of customers in our vehicular and CIS segments on an as-ordered basis, which makes large inventories of finished products unnecessary.  In our BHVAC segment, we maintain varying levels of finished goods inventory due to seasonal demand and certain sales programs.  In Brazil, within our Americas segment, we maintain higher levels of aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  We do not experience a significant number of returned products within any of our operating segments.

Available Information

Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents, among others:

-	Code of Conduct, which is applicable to all Modine directors and employees, including the principal executive officer, the principal financial officer, and the principal accounting officer;
-	Corporate Governance Guidelines;
-	Audit Committee Charter;
-	Officer Nomination and Compensation Committee Charter;
-	Corporate Governance and Nominating Committee Charter; and
-	Technology Committee Charter.

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

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could adversely affect us and cause our financial results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

Customer and Supplier Matters

Our vehicular customers continually seek price reductions from us.  These price reductions adversely affect our results of operations.

We face continuous price-reduction pressure from our vehicular customers.  Virtually all of these OEMs impose aggressive price-reduction initiatives upon their suppliers, even if contrary to contractual terms, and we expect such actions to continue in the future.  In response, we must continually reduce our operating costs in order to maintain profit margins that are acceptable to us.  We have taken, and will continue to take, steps to reduce our operating costs to offset customer price reductions; however, price reductions adversely affect our profit margins and are expected to do so in the future.  If we are unable to avoid price reductions for our customers, or if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations could be adversely affected.

If we were to lose business with a major customer, our net sales and profitability could be adversely affected.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  Generally speaking, this risk is highest in our vehicular business segments.  We principally compete for new vehicular business both during the initial development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to marketing such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex vehicular components, it may be difficult in the short term for us to obtain new sales to replace any unexpected decline in sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major customer, the loss of business with respect to one or more of the vehicle models that use our vehicular products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

Our Commercial and Industrial Solutions business is subject to fluctuations in financial results due to the percentage of net sales derived from one customer.

The financial results of our Commercial and Industrial Solutions business include significant sales generated from one customer (7 percent of segment sales), a global technology company whose identity we cannot disclose due to confidentiality requirements.  Sales to this customer have historically fluctuated significantly from one quarter or fiscal year to the next.  While we expect to be able to manage troughs and take advantage of peaks, to the extent we are unable to predict and mitigate lower sales levels or respond in a timely fashion to higher sales levels, our results of operations for this business segment could be adversely affected.

We are dependent upon the health of the customers and markets we serve.

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

Increases in the costs of materials could have a significant effect on our results of operations and on those of others in our industry.  We have sought to alleviate this risk by including material pass-through provisions in our customer contracts when possible.  Under these arrangements, we adjust customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  However, where these pass-through arrangements are utilized, there can often be a three-month to one-year lag between the time of the material increase or decrease and the time of the price adjustment.  To further mitigate our exposure, we have, from time to time, entered into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, strong demand, capacity limitations, financial instability, or other problems experienced by our suppliers could result in shortages or delays in their supply of product to us.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and we would miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Continual customer pressure to absorb costs adversely affects our profitability.

Customers often request that we pay for design, engineering and tooling costs that are incurred prior to the start of production and recover these costs through amortization in the piece price of the product.  Some of these costs cannot be capitalized, which adversely affects our profitability until the programs for which they have been incurred are launched.  If a given program is not launched, or is launched with significantly lower volumes than planned, we may not be able to recover the design, engineering and tooling costs from our customers, further adversely affecting our results of operations.

Competitive Environment

We face strong competition.

The competitive environment continues to be dynamic as many of our customers, faced with intense international competition, have expanded their sourcing of components.  As a result, we experience competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs, lower tax rates, lower costs associated with legal compliance, and, in some cases, export or raw materials subsidies.  In addition, consolidation and vertical integration within the supply base have introduced new or restructured competitors to our markets.  Increased competition could adversely affect our business and our results of operations.

Exposure to Foreign Currencies

As a global company, we are subject to foreign currency rate fluctuations, which affect our financial results.

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

As part of the “Strengthen” objective of our Strengthen, Diversify and Grow transformational strategy, we are transitioning to a more global, product-based organization.  We have engaged in restructuring activities in our Americas, Europe and BHVAC segments in order to optimize our manufacturing footprint and cost structure.  These restructuring activities included the consolidation of manufacturing facilities in North America and Europe, as well as targeted headcount reductions that support our objective of reducing operational and SG&A cost structures.  In addition, we are focused on reducing costs for materials and services through targeted adjustments and negotiations with our supply base.  Our successful execution of these initiatives and ability to identify and execute others, is critical to enable us to establish a cost environment that will increase and sustain our long-term competitiveness.

Challenges of Product Launches

We are in the midst of launching a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We commit significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity in each of our segments, we must appropriately manage these launches and deploy our operational and administrative resources to take advantage of this increase in our business.  If we do not successfully launch the products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in production inefficiencies or asset impairment charges.

Complexities of Global Presence

We are subject to risks related to our international operations.

We have manufacturing and technical facilities located in North America, South America, Europe, Asia, and Africa.  In fiscal 2017, 55 percent of our sales were from non-U.S. operations.  Consequently, our global operations are subject to numerous risks and uncertainties, including changes in monetary and fiscal policies, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, limitations on the repatriation of funds, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes, incompatible business practices, and international terrorism.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

Reliance upon Technology Advantage

If we cannot differentiate ourselves from our competitors with our technology, our existing and potential customers may seek lower prices and our sales and earnings may be adversely affected.

Price, quality, delivery, technological innovation, and application engineering development are the primary elements of competition in our markets.  If we fail to keep pace with technological changes and cannot differentiate ourselves from our competitors with our technology or to provide high quality products and services, we may experience price erosion, lower sales, and lower profit margins.  Significant technological developments by our competitors or others also could adversely affect our business and results of operations.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions.  A substantial disruption in our information technology systems for a prolonged time period, or a significant breach of our information security, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, adversely affecting our customer service and relationships as well as our reputation.  We recognize the volume of cyber attacks is increasing; therefore, we employ commercially practical efforts to avoid such attacks, regardless of source, and provide reasonable assurance that we can appropriately mitigate an attack, should it occur.  Each year, we evaluate our threat profile and our countermeasures in a continuing effort to maintain the integrity of our systems and data.  In addition, our systems might be damaged or interrupted by other natural or man-made events (caused by us, by our service providers or others).  Such delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

Claims and Litigation

We may incur material losses and costs as a result of warranty and product liability claims and litigation or other legal proceedings.

In the event our products fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products.  Many of our vehicular customers have extended warranty protection for their vehicles, putting pressure on the supply base to extend warranty coverage as well.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business, results of operations and financial condition.

Environmental, Health and Safety Regulations

We could be adversely impacted by the costs of environmental, health and safety regulations.

Our operations are subject to various federal, state, local and foreign laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  The operation of our manufacturing facilities entails risks in these areas and there can be no assurance we will avoid material costs or liabilities relating to such matters.  Our financial responsibility to clean up contaminated property may extend to previously-owned or used property, properties owned by unrelated companies, as well as properties we currently own and use, regardless of whether the contamination is attributable to prior owners.  In addition, potentially significant expenditures could be required in order to comply with evolving environmental, health and safety laws, regulations or other requirements that may be adopted or imposed in the future.

C.	STRATEGIC RISKS

Growth Strategies

We may fail to realize all of the anticipated benefits from our acquisition of Luvata HTS.

The success of our acquisition of Luvata HTS will depend, to a large extent, on our ability to efficiently integrate the former Luvata HTS operations into Modine, realize expected cost and revenue synergies, and effectively manage unanticipated risks or events that may arise.  Difficulties of integrating the acquired business may include, but are not limited to, i) the diversion of management attention to integration matters, ii) challenges of conforming standards, internal controls, procedures, and accounting and other policies of the acquired business to those of Modine, and iii) difficulties in the integration of operations and systems.  The integration process may result in the loss of key employees and the disruption of ongoing business activities and relationships.  In addition, anticipated cost and revenue synergies may not be realized fully or at all, or may take longer to realize than expected.  We may fail to achieve the financial results that we expected from the acquisition.

Inability to identify and execute on inorganic- and organic-growth opportunities may adversely impact our business and operating results.

We expect to continue to pursue acquisitions in “industrial” markets and expand our market share in high-growth engine and powertrain cooling areas through focused research and development activities and commercial pursuits.  There can be no assurance we will be able to identify attractive acquisition targets and/or organic growth opportunities.  If we are unable to successfully complete such transactions in the future, our growth may be limited.  In addition, future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Our indebtedness may limit our use of cash flow to support operating, integration, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

In fiscal 2017, we entered into new credit agreements to fund a significant portion of our acquisition of Luvata HTS.  As of March 31, 2017, we had total outstanding indebtedness of $511 million.  Our indebtedness and related debt service obligations i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.  If we are unable to bring our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) back into our target range of 1.5 to 2.5 in an effective manner, or if we are unable to move cash globally to enable debt repayments in a tax-efficient manner, our results of operations and financial condition could be adversely affected.

Market trends and regulatory requirements may require additional funding for our pension plans.

We have several defined benefit pension plans in the U.S., all of which are frozen to new participants.  Our funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability of $82 million.  During fiscal 2018, we anticipate making funding contributions totaling $13 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate tables, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $299 million at March 31, 2017.  The majority of these assets relate to our recent acquisition of Luvata HTS in November 2016.  We perform goodwill impairment tests annually, as of March 31, or more frequently if appropriate.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we would write down the asset to fair value and record an impairment charge to current operations.  An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial results.

Income Taxes

We may be subject to additional income tax expense or become subject to additional tax exposure.

Unfavorable changes in the financial outlook of our operations in certain jurisdictions could lead to adverse changes in our valuation allowance assertions for our deferred tax assets.  Additionally, the subjectivity of or changes in tax laws and regulations in jurisdictions where we have significant operations could materially affect our results of operations. Recently, the 2016 U.S. presidential election resulted in an administration and Congress that are controlled by the same party, a party publicly focused on tax reform.  Changes in U.S. tax policy and tax rates, if they occur, could have a material impact on our business activities and results of operations.  In addition, we are subject to tax audits in each jurisdiction in which we operate.  Unfavorable or unexpected outcomes from one or more tax audits could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We operate manufacturing facilities in the U.S. and multiple foreign countries.  Our world headquarters, including general offices and laboratory, experimental and tooling facilities, is located in Racine, Wisconsin.  We have additional technical support functions located in Grenada, Mississippi; Guadalajara, Spain; Bonlanden, Germany; Söderköping, Sweden; Pocenia, Italy; Sao Paulo, Brazil; Leeds, United Kingdom; Changzhou, China; and Chennai, India.

The following table sets forth information regarding our principal properties as of March 31, 2017.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
Americas Segment
Lawrenceburg, TN	554,000 sq. ft.	Manufacturing	144,000 Owned;
410,000 Leased
Nuevo Laredo, Mexico	466,000 sq. ft.	Manufacturing	399,000 Owned; 67,000 Leased
Sao Paulo, Brazil	343,000 sq. ft.	Manufacturing	Owned
Jefferson City, MO	220,000 sq. ft.	Manufacturing	162,000 Owned;
58,000 Leased
Trenton, MO	160,000 sq. ft.	Manufacturing	Owned
Joplin, MO	140,000 sq. ft.	Manufacturing	Owned
Laredo, TX	92,000 sq. ft.	Warehouse	Leased

Europe Segment
Bonlanden, Germany	205,000 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	221,000 sq. ft.	Manufacturing	Owned
Mezökövesd, Hungary	154,000 sq. ft.	Manufacturing	Owned
Pontevico, Italy	151,000 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	126,000 sq. ft.	Manufacturing	48,000 Owned;
78,000 Leased
Kirchentellinsfurt, Germany	108,000 sq. ft.	Manufacturing (closed)	Owned
Uden, Netherlands	94,000 sq. ft.	Manufacturing	61,000 Owned;
33,000 Leased
Neuenkirchen, Germany	76,000 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,000 sq. ft.	Manufacturing	Leased

Asia Segment
Chennai, India	118,000 sq. ft.	Manufacturing	Owned
Yangzhou, China	116,000 sq. ft.	Manufacturing (Joint Venture)	Leased
Changzhou, China	108,000 sq. ft.	Manufacturing	Owned
Shanghai, China	80,000 sq. ft.	Manufacturing	Leased
Cheonan, South Korea	46,000 sq. ft.	Manufacturing (Joint Venture)	Leased

Location of Facility	Building Space	Primary Use	Owned or Leased
Commercial and Industrial Solutions Segment
Grenada, MS	809,000 sq. ft.	Administrative & manufacturing	Leased
Grenada, MS	220,000 sq. ft.	Manufacturing	Owned
Grenada, MS	190,000 sq. ft.	Manufacturing	Leased
Temecula, CA	33,000 sq. ft.	Manufacturing	Leased
Louisville, KY	28,000 sq. ft.	Manufacturing	Leased
Tampa, FL	23,000 sq. ft.	Manufacturing	Leased
Pocenia, Italy	449,000 sq. ft.	Administrative & manufacturing	Owned
Amaro, Italy	196,000 sq. ft.	Manufacturing	Leased
San Vito, Italy	131,000 sq. ft.	Manufacturing	Owned
Padova, Italy	78,000 sq. ft.	Manufacturing	Leased
Guadalajara, Spain	482,000 sq. ft.	Manufacturing	Owned
Zhongshan, China	143,000 sq. ft.	Manufacturing	Leased
Wuxi, China	125,000 sq. ft.	Manufacturing	Leased
Juarez, Mexico	204,000 sq. ft.	Manufacturing	Leased
Ramos Arizpe, Mexico	59,000 sq. ft.	Manufacturing	Leased
Söderköping, Sweden	237,000 sq. ft.	Manufacturing	Owned
Kötschach-Mauthen, Austria	195,000 sq. ft.	Manufacturing	Owned
Sremska Mitrovica, Serbia	91,000 sq. ft.	Manufacturing	Leased

Building HVAC Segment
Leeds, United Kingdom	247,000 sq. ft.	Administrative & manufacturing	Leased
Consett, United Kingdom	30,000 sq. ft.	Manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft.	Manufacturing	Leased
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	93,000 sq. ft.	Manufacturing	Owned

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following sets forth the name, age (as of March 31, 2017), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Dennis P. Appel	42
Vice President, Commercial and Industrial Solutions (December 2016 – Present). Prior to joining Modine, Mr. Appel held a variety of leadership positions with Luvata HTS in the U.S., Europe and Asia, including most recently, President of Luvata HTS.

Scott L. Bowser	52	Vice President, Global Operations (October 2016 – Present); previously Vice President of Asia and Global Procurement for the Company.

Thomas A. Burke	59	President and Chief Executive Officer (April 2008 – Present).

Margaret C. Kelsey	52	Vice President, Legal and Corporate Communications, General Counsel and Secretary (April 2014 – Present); previously Vice President, General Counsel and Secretary for the Company.

Michael B. Lucareli	48	Vice President, Finance and Chief Financial Officer (October 2011 – Present).

Thomas F. Marry	56	Executive Vice President and Chief Operating Officer (February 2012 – Present).

Matthew J. McBurney	47	Vice President, Luvata HTS Integration (September 2016 – Present); previously Vice President, Building HVAC for the Company.

Scott A. Miller	52
Vice President, Building HVAC (September 2016 – Present); previously Managing Director – Global Operations for the Company and Operations Director of the Building HVAC and North America business units for the Company.

Holger Schwab	52	Regional Vice President – Europe (July 2012 – Present). Prior to joining Modine, Mr. Schwab held various leadership positions at Valeo in North America and Europe and at Thermal Werke in Europe.

Scott D. Wollenberg	48	Vice President – Americas and Chief Technology Officer (July 2016 – Present); previously Regional Vice President – Americas for the Company.

Executive Officer positions are designated in our Bylaws and the persons holding these positions are elected annually by the Board, generally at its first meeting after the annual meeting of shareholders in July of each year.  In addition, the Officer Nomination and Compensation Committee of the Board may recommend and the Board of Directors may approve promotions and other actions with regard to executive officers at any time during the fiscal year.

There are no family relationships among the executive officers and directors.  All of the executive officers of Modine have been employed by us in various capacities during the last five years with the exception of Mr. Schwab, who joined Modine in July 2012 and Mr. Appel, who joined in December 2016.

There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  The table below shows the range of high and low closing sales prices for our common stock for fiscal 2017 and 2016.  As of March 31, 2017, shareholders of record numbered 2,607.

	Fiscal 2017		Fiscal 2016
Quarter	High	Low	High	Low
First	$11.26	$8.50	$13.50	$10.60
Second	11.90	8.70	10.79	7.85
Third	16.30	9.30	9.62	7.91
Fourth	15.55	11.00	11.23	6.01

We did not pay dividends during fiscal 2017 or 2016.  Under our debt agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2018.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
3/31/12
3/31/13
3/31/14
3/31/15
3/31/16
3/31/17
Modine Manufacturing Company
Russell 2000 Index
S&P MidCap 400 Industrials Index

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2012	2013	2014	2015	2016	2017
Modine Manufacturing Company	$100	$103.06	$165.91	$152.55	$124.69	$138.17
Russell 2000 Index	100	116.30	145.26	157.19	141.85	179.03
S&P MidCap 400 Industrials Index	100	124.48	153.76	163.94	159.74	199.03

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes our purchases of common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2017	15,675 (a)	$13.99	_______	_______

February 1 – February 28, 2017	_______	_______	_______	_______

March 1 – March 31, 2017	_______	_______	_______	_______

Total	15,675	$13.99	_______	_______

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

ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2017	2016	2015	2014	2013

Net sales	$1,503	$1,353	$1,496	$1,478	$1,376
Earnings (loss) from continuing operations	15	(1)	22	132	(23)
Total assets	1,450	921	931	1,030	816
Long-term debt - excluding current portion	406	126	130	131	133
Net cash provided by operating activities	42	72	64	105	49
Expenditures for property, plant and equipment	64	63	58	53	50
Earnings (loss) per share from continuing operations - basic:	0.29	(0.03)	0.45	2.75	(0.52)
Earnings (loss) per share from continuing operations - diluted:	0.29	(0.03)	0.44	2.72	(0.52)

The following factors impact the comparability of the selected financial data presented above:

•
During fiscal 2017, we acquired Luvata HTS for total consideration of $388 million, net of cash acquired.  This transaction and the related debt financing resulted in increases in net sales ($178 million within our CIS segment), total assets and long-term debt.  During fiscal 2017, we recorded acquisition- and integration-related costs associated with our acquisition of Luvata HTS totaling $15 million.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

•
During fiscal 2017, 2016, 2015, 2014, and 2013, we incurred $11 million, $17 million, $5 million, $16 million, and $17 million, respectively, of restructuring expenses.  See Note 5 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2016, 2015, 2014, and 2013, we recorded impairment charges of $10 million, $8 million, $3 million, and $26 million, respectively.  See Note 5 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016, we recorded $42 million of non-cash pension settlement losses. See Note 16 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2016, we recorded a $10 million gain related to an insurance settlement for equipment losses. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

•	During fiscal 2014, we reversed $119 million of deferred tax asset valuation allowances in the U.S.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a global leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 20 countries, and employ approximately 11,200 persons worldwide.

Our primary product groups include i) powertrain cooling and engine cooling; ii) coils, coolers, and coatings; and iii) heating, ventilation and air conditioning.  Our products are used in on- and off-highway original-equipment vehicular applications.  In addition, we provide our thermal management technology and solutions to a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.

Company Strategy

During fiscal 2016, we launched our Strengthen, Diversify and Grow (“SDG”) strategic transformation in support of our Enduring Goals, which are focused on diversification, sales growth, profitability, and rapid improvement.  SDG included specific actions and targets intended to optimize our cost structure and improve the efficiency of our operations, as well as to grow and diversify our business.

On November 30, 2016, we addressed our “Diversify” and “Grow” commitments in particular by completing our acquisition of Luvata HTS.  The acquisition of Luvata HTS, a leading global supplier of coils, coolers and coatings, increased our industrial business portfolio, broadened our customer base, reduced cyclical exposure, and expanded our growth profile.  Commencing from the acquisition date, we have operated Luvata HTS as our CIS business segment.  We are actively engaged in integration activities and expect to realize cost synergies through procurement savings, operational improvements, and organizational efficiencies over three to four years.  In addition, we anticipate revenue synergies through expanded sales channels and cross-selling opportunities resulting from our highly-complementary product portfolios.

We have also taken actions to strengthen our business.  These actions have included i) global procurement initiatives, resulting in reduced costs for materials and services; ii) plant consolidation activities in North America, reflecting our focus on operating scale manufacturing facilities to improve overall competitiveness and profitability; and iii) a voluntary retirement program in the U.S. and targeted headcount reductions at several locations, which have resulted in lower operating and SG&A cost structures.  Absent market recoveries, these cost savings are critical to offset increased costs from wage inflation, material costs and contractual price-down commitments with our customers.

As we enter fiscal 2018, we are continuing to focus on cost control and lower-cost manufacturing capacity.  In addition, during fiscal 2018, we plan to complete a comprehensive assessment of our strategic opportunities for each of our business segments so that we can set appropriate new growth objectives.  As demonstrated by our acquisition of Luvata HTS, our growth strategy is grounded in our core capabilities as a thermal management leader.  We intend to continue to exploit these capabilities going forward with products and in markets in which we can deliver sustainable shareholder value.

Development of New Products and Technology

Our ability to develop new products and technologies based upon our building block strategy for new and emerging markets is one of our competitive strengths.  Under this strategy, we focus on creating core technologies that form the basis for multiple products and product lines across multiple business segments.  Our new CIS business also has a strong heritage of new product development, and we expect our entire technology organization to benefit from mutual strengths in this regard.  We own two global, state-of-the-art technology centers, dedicated to the development and testing of products and technologies.  The centers are located in Racine, Wisconsin and Bonlanden, Germany.  Our reputation for providing high quality products and technologies has been a Company strength valued by our customers.

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  During fiscal 2017, we leveraged our strong balance sheet position to acquire Luvata HTS, a leading global supplier of coils, coolers and coatings to the HVAC&R industry.  The acquisition of Luvata HTS increased our industrial business portfolio, broadened our customer base, reduced cyclical exposure, and expanded our growth profile. We are actively engaged in integration activities and expect to realize cost and revenue synergies.  We plan to continue to grow in our industrial markets and in strategically important aspects of our vehicular business.

Operational and Financial Discipline

We operate in a dynamic, global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The nature of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In order to optimize our cost structure and improve efficiency of our operations, we have engaged in restructuring activities in our Americas, Europe, and BHVAC segments and at Corporate.  In addition, as costs for materials and purchased parts may rise from time to time due to increases in commodity markets, we seek low-cost sourcing, when appropriate, and enter into contracts with some of our customers that provide for rising costs to be passed through to them on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term.  We place particular emphasis on working capital improvement and prioritization of our capital investments.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2017 was based upon consolidated ROACE and operating income growth.  These performance goals drive alignment of management and shareholders’ interests in both our asset management decisions and earnings growth targets.  In addition, we provide a long-term incentive compensation plan for officers and certain key employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock options, restricted stock, and performance-based stock awards.  The performance-based stock awards for the fiscal 2017 through 2019 performance period are based upon three-year average consolidated ROACE and three-year average annual revenue growth.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a vice president and has separate strategic and financial plans, and financial results, all of which are reviewed by our chief operating decision maker.  These plans and results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.

Americas (35 percent of fiscal 2017 net sales)

Our Americas segment provides thermal management products to the commercial vehicle, off-highway, and automotive markets in North and South America.  Commercial vehicle markets served include Class 3-8 trucks, school and transit buses and other specialty vehicles.  Automotive markets served include automobiles, light trucks, and power sports (e.g. motorcycles and all-terrain vehicles).  Off-highway markets served include agricultural, turf, construction, mining, and power generation equipment.  In addition, the Americas segment provides coils products to the commercial refrigeration, residential heating, commercial heating, and air conditioning markets, and also serves Brazil’s automotive and commercial vehicle aftermarkets.

Sales volume in the Americas segment declined during fiscal 2017 compared with the prior year, primarily due to volume declines in certain key end markets.  Substantial market decline in the North America commercial vehicle market and slight decline in the off-highway markets were partially offset by modest improvement in the automotive market, which remained relatively strong throughout fiscal 2017.  Brazil experienced market declines across its primary markets.  We expect the North America commercial vehicle, off-highway, and automotive markets will be relatively flat in fiscal 2018.  We anticipate markets in Brazil will experience slow-to-moderate growth in fiscal 2018, after experiencing significant declines in the past few years.  We will continue to target higher-growth markets, within which we expect to benefit from rising efficiency standards, including the U.S. automotive and coils markets, which are influenced by vehicle electrification, improved fuel economy, and building HVAC efficiency and air quality standards, respectively.

Our Americas segment will continue to focus on growth in the markets where our products and manufacturing footprint create a competitive advantage.  We are focusing on improving our operating leverage through manufacturing improvements and a lower fixed-cost structure.  This includes launching new programs efficiently, as well as improving the utilization of our manufacturing footprint.  During fiscal 2017, we completed the transfer of production from our Washington, Iowa manufacturing facility to other facilities in North America.  Our cost-reduction efforts in recent years, including plant consolidation activities in North America and various cost-saving initiatives in Brazil, have allowed us to maintain profitability despite the challenging market environment.

Europe (35 percent of fiscal 2017 net sales)

Our Europe segment provides powertrain and engine cooling systems, as well as vehicular climate control components, to OEM end markets, including the automotive, commercial vehicle, and off-highway markets.  These systems include cooling modules, radiators, charge air coolers, oil cooling products, EGR products, retarder and transmission cooling components, and HVAC condensers.

Overall, economic conditions in Europe showed moderate growth during fiscal 2017, as compared with the prior year.  Sales volume to commercial vehicle customers declined in fiscal 2017, primarily due to the planned wind-down of several commercial vehicle programs.  The premium automotive market grew slightly during fiscal 2017, while the off-highway markets declined.  Sales volume growth, primarily within the automotive market, was largely offset by an unfavorable impact of foreign currency exchange rate changes, primarily due to the strengthening of the U.S. dollar versus the euro in the second half of fiscal 2017.

Our Europe segment is focused on continuous improvements, sourcing production in lower-cost locations and cost containment.  In order to stay competitive across our primary markets, we are expanding our production capacity in Hungary, which we foresee playing a key role in our future manufacturing footprint in Europe.  We expect continued price-reduction pressure from our customers, along with increased global customer service expectations and competition from suppliers with significant scale and/or which are operating in lower-cost locations.  Our manufacturing footprint activities in Europe have favorably impacted our financial results and strengthened our overall competitiveness over the past several years.  We believe our Europe segment is well-positioned for improved long-term financial results, driven by our strong customer reputation for technology, service, and program management.

Asia (7 percent of fiscal 2017 net sales)

Our Asia segment provides powertrain cooling systems and engine products to customers in the automotive, off-highway, and commercial vehicle markets.

During fiscal 2017, Asia segment sales increased 41 percent, primarily due to strong automotive market demand and maturing program volumes to automotive customers in China, the gradual recovery of off-highway markets in China and Korea, and incremental sales from our joint venture, Modine Puxin Thermal Systems (Jiangsu) Co., Ltd, which we formed in late fiscal 2016.  We are continuing to ramp up production of aluminum oil coolers in our facility in Shanghai, China, and production levels at our manufacturing facilities in Changzhou, China and Chennai, India also increased in fiscal 2017.  We expect this trend to continue in fiscal 2018.  In recent years, our technology, performance, quality, and reputation have enabled us to win new engine products and powertrain cooling business in Asia.  Emissions standards in China and India have generally lagged behind those in North America and Europe.  As a result, some local on- and off-highway powertrain cooling customers focus on price more than technology.  We expect to benefit from additional powertrain and engine cooling opportunities resulting from the evolution of emission standards in Asia, which are projected to rise over the next several years.  We do expect, however, that customers in the Asia markets will remain price-focused in the near term.

Our strategy in this segment is to increase sales volume levels and enhance sustained profitability.  Our focus is on securing new business and further diversifying our product offering and customer base, while simultaneously controlling costs and increasing our asset utilization and manufacturing capabilities.  We believe our Asia segment is well positioned for growth and new programs in the future.

Commercial and Industrial Solutions (12 percent of fiscal 2017 net sales)

Since the November 30, 2016 acquisition date, we have operated Luvata HTS as our CIS segment.  Our CIS segment provides a broad offering of thermal management products to the HVAC&R markets, including solutions tailored to indoor and mobile climates, food storage and transport-refrigeration, and industrial processes.  CIS’s primary product groups include coils, coolers, and coatings.  Our coils products include heat-exchanger and microchannel coils, including custom-designed condensers, evaporators, round-tube solutions, as well as steam and water/fluid coils.  Our coolers include commercial refrigeration units, which are used across the food supply chain as well as for precision climate control for other applications such as data centers, and other types such as carbon dioxide and ammonia unit coolers, remote condensers, transformer oil coolers, and brine coolers.  In addition, we offer proprietary coating solutions for corrosion protection, prolonging the life of heat-transfer equipment.

We are currently in the process of integrating the CIS business processes with those of Modine.  Looking forward, our strategy in this segment is to realize potential synergies and grow future earnings.  We have announced targeted cost synergies totaling at least $15 million of savings over the next three to four years.  We plan to derive these cost savings from a variety of opportunities including procurement activities, operational improvements and organizational efficiencies.  We believe our CIS segment is well-positioned for sustained, positive long-term financial results, driven in particular by growing market demand.  We expect demand to increase in the coming years in markets associated with commercial and residential air conditioning, chilled and frozen food, and data storage, and we expect growth, at varied rates, in each of the markets we serve during fiscal 2018.

Building HVAC (11 percent of fiscal 2017 net sales)

Our BHVAC segment manufactures and distributes a variety of HVAC products, primarily for commercial buildings and related applications in North America, Europe, the Middle East, Asia, and Africa.  We sell our heating, ventilation and cooling products through various channels to consulting engineers, contractors and building owners for applications such as warehouses, repair garages, greenhouses, residential garages, schools, data centers, manufacturing facilities, hotels, hospitals, restaurants, stadiums, and retail stores.  Our heating products include gas, electric, oil and hydronic unit heaters, low- and high-intensity infrared, and large roof-mounted direct- and indirect-fired makeup air units.  Our ventilation products include single-packaged vertical units and unit ventilators used in school room applications, air-handling equipment, and rooftop packaged ventilation units used in a variety of commercial building applications.  Our cooling products include precision air conditioning units used for data center cooling applications, air- and water-cooled chillers, ceiling cassettes, and geothermal heat pump products, which are also used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations, including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements, are sales growth drivers for our building HVAC products.  During fiscal 2017, sales of our North America packaged ventilation products improved; however, our school ventilation product sales declined.  North America heating sales volume declined, but by less than the overall market.  Our Airedale business in the U.K. began to make headway against the unfavorable currency and commodity price conditions that negatively impacted sales during fiscal 2016 and early fiscal 2017.

We expect modest growth in each of the HVAC markets we serve during fiscal 2018, although at varied rates.  The markets we serve are heavily impacted by construction activity, building regulations, and owner/occupant comfort requirements.  Growth rates in these markets have recently shown some strength, as manufacturing, housing, and business investment have increased.  In fiscal 2018, we expect sales growth in our BHVAC segment through the introduction of new and unique products for the markets we serve.

Consolidated Results of Operations

On November 30, 2016, we acquired Luvata HTS for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Now operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the HVAC&R industry, with more than $500.0 million of net sales in calendar 2016.  Our acquisition of Luvata HTS addressed in particular the “Diversify” and “Grow” commitments of our transformational Strengthen, Diversify and Grow strategy launched in fiscal 2016.  This acquisition increased our industrial business portfolio, broadened our customer base, reduced cyclical exposure, and expanded our growth profile.  We are actively engaged in integration activities and expect to realize cost synergies through procurement savings, operational improvements, and organizational efficiencies over three to four years.  In addition, we anticipate revenue synergies through expanded sales channels and cross-selling opportunities resulting from our highly-complementary product portfolios.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our acquisition of Luvata HTS.

Fiscal 2017 net sales increased $150 million, or 11 percent, from the prior year, primarily due to $178 million of incremental sales from our new CIS segment and higher sales in our Asia segment, partially offset by lower sales in our Americas and BHVAC segments.  Gross margin improved 40 basis points to 16.9 percent.  During fiscal 2017, we recorded $11 million of restructuring expenses for activities, including Strengthen, Diversify and Grow initiatives, intended to optimize our cost structure and improve the efficiency of our operations.  In addition, we incurred $15 million of costs directly related to the acquisition and integration of Luvata HTS.  Our operating income was $39 million in fiscal 2017 and, as compared with the prior year, was favorably impacted by the absence of pension settlement losses totaling $42 million in fiscal 2016.

Fiscal 2016 net sales decreased $143 million, or 10 percent, from the prior year, primarily due to a $110 million unfavorable impact of foreign currency exchange rate changes associated with the strengthening of the U.S. dollar, and lower sales in our Americas segment.  During fiscal 2016, we completed a voluntary lump-sum payout program offered to certain eligible former employees participating in our U.S. pension plans.  As a result of lump-sum payouts in fiscal 2016, we recorded $42 million of non-cash pension settlement losses to costs of sales ($9 million) and SG&A expenses ($33 million).  Also in fiscal 2016, we recorded restructuring expenses totaling $17 million and a $10 million asset impairment charge related to a manufacturing facility in Germany.  Our operating loss was $8 million in fiscal 2016, compared with operating income of $53 million in the prior year.  In addition, we recorded a $10 million gain in fiscal 2016 within other income related to an insurance settlement for equipment losses resulting from a fire at our Airedale manufacturing facility and offices in the U.K. during fiscal 2014.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2017, 2016, and 2015.

	Years ended March 31,
	2017		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$1,503	100.0%	$1,353	100.0%	$1,496	100.0%
Cost of sales	1,250	83.1%	1,129	83.5%	1,249	83.5%
Gross profit	253	16.9%	224	16.5%	247	16.5%
Selling, general and administrative expenses	205	13.7%	205	15.2%	184	12.3%
Restructuring expenses	11	0.7%	17	1.2%	5	0.3%
Gain on sale of facilities	(2)	-0.1%	-	-	(3)	-0.2%
Impairment charges	-	-	10	0.7%	8	0.5%
Operating income (loss)	39	2.6%	(8)	-0.6%	53	3.6%
Interest expense	(17)	1.1%	(11)	-0.8%	(12)	-0.8%
Other (expense) income – net	(1)	0.1%	9	0.6%	-	-
Earnings (loss) from continuing operations before income taxes	21	1.4%	(10)	-0.7%	41	2.8%
(Provision) benefit for income taxes	(6)	-0.4%	9	0.6%	(19)	-1.3%
Earnings (loss) from continuing operations	$15	1.0%	$(1)	-0.1%	$22	1.5%

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016:

Fiscal 2017 net sales increased $150 million, or 11 percent, from the prior year, primarily due to $178 million of incremental sales from our new CIS segment and higher sales in our Asia segment, partially offset by lower sales in our Americas and BHVAC segments.  Sales volume increases in our BHVAC segment were more than offset by an $11 million unfavorable impact of foreign currency exchange rate changes.

Fiscal 2017 gross profit of $253 million increased $29 million from the prior year and gross margin increased 40 basis points to 16.9 percent.  These increases were primarily due to $26 million of gross profit contributed by the CIS segment, cost savings resulting from procurement initiatives, and the absence of $9 million of pension settlement losses recognized in the prior year, partially offset by temporary production inefficiencies in the Americas segment, the unfavorable impact of a $4 million inventory purchase accounting adjustment and unfavorable material costs.  In addition, foreign currency exchange rate changes negatively impacted fiscal 2017 gross profit by $2 million.

Fiscal 2017 SG&A expenses of $205 million were consistent with the prior year, but decreased as a percentage of net sales.  During fiscal 2017, $19 million of SG&A expenses in the CIS segment and $15 million of acquisition- and integration-related costs associated with our acquisition of Luvata HTS were largely offset by the absence of $33 million of pension settlement losses recognized in the prior year.

Restructuring expenses decreased $6 million in fiscal 2017 compared with the prior year, primarily due to lower severance expenses, partially offset by higher equipment transfer and plant consolidation costs in the Americas segment.

During fiscal 2017, we sold two previously-closed manufacturing facilities within our Americas segment and a facility within our Europe segment.  As a result of these sales, we recognized net gains totaling $2 million.

In fiscal 2016, we recorded a $10 million impairment charge to write down the carrying value of a manufacturing facility in Germany to fair value.

Operating income of $39 million in fiscal 2017 represents a $47 million improvement compared with an operating loss of $8 million in the prior year.  Fiscal 2017 operating performance improved in our Europe and Asia segments, while operating performance declined in our Americas and BHVAC segments.  Operating income was favorably impacted by the absence of $42 million of pension settlement losses and a $10 million impairment charge recognized in the prior year, $8 million of operating income contributed by the CIS segment, and lower restructuring expenses, partially offset by acquisition- and integration-related costs and the impact of the inventory purchase accounting adjustment totaling $19 million.

Fiscal 2017 interest expense increased $6 million compared with the prior year, primarily due to new debt used to finance a significant portion of our acquisition of Luvata HTS.

Other income during fiscal 2016 included a $10 million gain related to an insurance settlement for equipment losses resulting from the Airedale fire in fiscal 2014.

Our provision for income taxes was $6 million in fiscal 2017, compared with a benefit for income taxes of $9 million in fiscal 2016.  The income tax benefit in fiscal 2016 included a $16 million benefit related to pension settlement losses and a $3 million benefit from the reversal of a deferred tax asset valuation allowance in a foreign tax jurisdiction.  The income tax provision in fiscal 2017 includes a $2 million provision to establish a valuation allowance in a separate foreign tax jurisdiction.

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

Fiscal 2016 gross profit decreased $23 million to $224 million, yet gross margin of 16.5 percent was consistent with the prior year.  The decrease in gross profit was primarily due to a $14 million unfavorable impact of foreign currency exchange rate changes, $9 million of pension settlement losses, and lower sales volume in the Americas segment, partially offset by favorable material costs, improved production efficiencies, and cost-savings initiatives.

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

Other income during fiscal 2016 included a $10 million gain related to an insurance settlement for equipment losses resulting from the Airedale fire in fiscal 2014.

Our benefit for income taxes was $9 million in fiscal 2016, compared with a provision for income taxes of $19 million in fiscal 2015.  This $28 million change was primarily due to $16 million of income tax benefits related to pension settlement losses in fiscal 2016, a decrease in operating earnings, and a $3 million income tax benefit related to the reversal of a deferred tax asset valuation allowance.

Segment Results of Operations

Americas
	Years ended March 31,
	2017		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$534	100.0%	$586	100.0%	$667	100.0%
Cost of sales	447	83.8%	486	82.9%	558	83.7%
Gross profit	87	16.2%	100	17.1%	109	16.3%
Selling, general and administrative expenses	54	10.1%	55	9.4%	65	9.7%
Restructuring expenses	7	1.3%	9	1.5%	3	0.4%
Gain on sale of facilities	(1)	-0.2%	-	-	-	-
Impairment charge	-	-	-	-	8	1.2%
Operating income	$27	5.0%	$36	6.2%	$33	5.0%

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016:

Americas net sales decreased $52 million, or 9 percent, in fiscal 2017 compared with the prior year, primarily due to lower sales volume to commercial vehicle and off-highway customers in North America, partially offset by higher sales volume to automotive customers and a $5 million favorable impact of foreign currency exchange rate changes.  Gross profit decreased $13 million and gross margin decreased 90 basis points to 16.2 percent in fiscal 2017.  These decreases were primarily due to lower sales volume and temporary production inefficiencies in North America, largely related to product launches and plant consolidation activities, partially offset by cost savings resulting from procurement initiatives, favorable material costs and lower environmental costs related to a previously-owned manufacturing facility, as compared with the prior year.  Fiscal 2017 SG&A expenses decreased $1 million from fiscal 2016, primarily due to lower compensation-related expenses and a higher recovery of development costs, partially offset by a $1.6 million charge related to a legal matter in Brazil for which the Company has agreed to a settlement.  In fiscal 2017, we recorded $7 million of restructuring expenses, primarily consisting of equipment transfer and plant consolidation costs related to the closure of our Washington, Iowa manufacturing facility, which we completed during fiscal 2017, and severance expenses.  In addition, we sold two closed manufacturing facilities in North America and recognized gains totaling $1 million as a result.  Operating income of $27 million in fiscal 2017 decreased $9 million compared with the prior year, primarily due to lower gross profit.

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015:

Americas net sales decreased $81 million, or 12 percent, in fiscal 2016 compared with the prior year.  Sales were lower in both North America and Brazil, including a $25 million unfavorable impact of foreign currency exchange rate changes.  Sales in North America decreased $43 million, primarily due to lower sales volume to off-highway and commercial vehicle customers, partially offset by higher sales volume to automotive customers.  Sales volume to all markets in Brazil also declined during fiscal 2016.  Gross profit decreased $9 million, yet gross margin increased 80 basis points to 17.1 percent in fiscal 2016.  The decrease in gross profit was primarily due to lower sales volume, a $3 million unfavorable impact of foreign currency exchange rate changes, and $2 million of environmental charges, partially offset by lower material costs, cost savings from completed restructuring activities, and improved production efficiencies.  Fiscal 2016 SG&A expenses decreased $10 million from fiscal 2015, primarily due to cost-control initiatives, the absence of a $3 million charge for the legal matter in Brazil in the prior year, and a $3 million favorable impact of foreign currency exchange rate changes.  In fiscal 2016, we recorded $9 million of restructuring expenses, primarily consisting of severance expenses associated with a voluntary retirement program in the U.S. and the closure of our Washington, Iowa manufacturing facility, and equipment transfer and plant consolidation costs in North America.  Operating income of $36 million in fiscal 2016 increased $3 million compared with the prior year, primarily due to lower SG&A expenses and the absence of an $8 million goodwill impairment charge in fiscal 2015, partially offset by lower gross profit and higher restructuring expenses.

Europe
	Years ended March 31,
	2017		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$524	100.0%	$524	100.0%	$578	100.0%
Cost of sales	443	84.6%	456	87.0%	509	88.1%
Gross profit	81	15.4%	68	13.0%	69	11.9%
Selling, general and administrative expenses	42	7.9%	39	7.4%	44	7.6%
Restructuring expenses	3	0.6%	6	1.2%	2	0.4%
Gain on sale of facility	(1)	-0.2%	-	-	(3)	-0.6%
Impairment charge	-	-	10	1.9%	-	-
Operating income	$37	7.1%	$13	2.5%	$26	4.5%

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016:

Europe net sales of $524 million in fiscal 2017 were consistent with the prior year, as higher sales volume to automotive customers was offset by lower sales volume to commercial vehicle and off-highway customers and a $3 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $13 million and gross margin improved 240 basis points to 15.4 percent in fiscal 2017, primarily due to cost savings resulting from procurement initiatives, favorable sales mix, and improved production efficiencies, partially offset by unfavorable material costs.  SG&A expenses increased $3 million in fiscal 2017, primarily due to higher compensation-related expenses.  In fiscal 2017, we recorded $3 million of restructuring expenses, primarily consisting of severance expenses.  In addition, we sold a manufacturing facility in Europe and recognized a gain of $1 million as a result.  Operating income of $37 million in fiscal 2017 increased $24 million compared with the prior year, primarily due to higher gross profit and the absence of a $10 million impairment charge in the prior year.

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015:

Europe net sales decreased $54 million, or 9 percent, in fiscal 2016 compared with the prior year, primarily due to a $76 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to off-highway customers, partially offset by increased sales volume to commercial vehicle and automotive customers.  Gross profit decreased $1 million, yet gross margin increased 110 basis points to 13.0 percent in fiscal 2016.  The gross margin increase was primarily due to higher sales volume and lower material costs.  In addition, gross profit was negatively impacted by $9 million from foreign currency exchange rate changes.  Fiscal 2016 SG&A expenses decreased $5 million from the prior year, primarily due to a $6 million favorable impact of foreign currency exchange rate changes.  In fiscal 2016, we recorded $6 million of restructuring expenses, primarily related to severance expenses.  In addition, we recorded a $10 million asset impairment charge.  These restructuring expenses and impairment charge primarily related to a manufacturing facility in Germany, which was generating pre-tax losses, resulting in management deciding to exit a certain product line.  Operating income of $13 million in fiscal 2016 decreased $13 million compared with the prior year, primarily due to higher restructuring expenses, an impairment charge, and the absence of a $3 million gain on the sale of a wind tunnel in the prior year, partially offset by lower SG&A expenses.

Asia

	Years ended March 31,
	2017		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$112	100.0%	$79	100.0%	$81	100.0%
Cost of sales	93	83.2%	67	84.5%	69	85.8%
Gross profit	19	16.8%	12	15.5%	12	14.2%
Selling, general and administrative expenses	11	9.9%	11	14.5%	12	13.9%
Operating income	$8	6.9%	$1	1.0%	$-	0.3%

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016:

Asia net sales increased $33 million, or 42 percent, in fiscal 2017 compared with the prior year, primarily due to higher sales volume to automotive and off-highway customers in China and incremental sales from our recently-formed joint venture in China, partially offset by a $4 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $7 million and gross margin improved 130 basis points to 16.8 percent in fiscal 2017, primarily due to higher sales volume. Fiscal 2017 SG&A expenses were consistent with the prior year.  Operating income of $8 million in fiscal 2017 increased $7 million compared with the prior year, primarily due to higher gross profit.

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015:

Asia net sales decreased $2 million, or 3 percent, in fiscal 2016 compared with the prior year, primarily due to lower sales volume to off-highway customers in China and Korea and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales volume to automotive customers in China and increased overall sales in India.  Gross margin improved 130 basis points to 15.5 percent in fiscal 2016 compared with the prior year, primarily due to favorable sales mix.  Fiscal 2016 SG&A expenses decreased $1 million from the prior year, primarily due to cost-control initiatives, partially offset by acquisition-related costs associated with a joint venture that we formed in late fiscal 2016.  Operating income of $1 million in fiscal 2016 increased $1 million compared with the prior year, primarily due to lower SG&A expenses.

BHVAC

	Years ended March 31,
	2017		2016		2015
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$172	100.0%	$181	100.0%	$186	100.0%
Cost of sales	124	72.2%	127	70.1%	130	70.0%
Gross profit	48	27.8%	54	29.9%	56	30.0%
Selling, general and administrative expenses	34	19.8%	39	21.6%	37	19.8%
Restructuring expenses	1	0.4%	1	0.6%	-	-
Operating income	$13	7.6%	$14	7.7%	$19	10.2%

Year Ended March 31, 2017 Compared with Year Ended March 31, 2016:

BHVAC net sales decreased $9 million, or 5 percent, in fiscal 2017 compared with the prior year, primarily due to an $11 million unfavorable impact of foreign currency exchange rate changes and lower school ventilation and heating product sales in North America, partially offset by increased air conditioning product sales in the U.K.  Gross profit decreased $6 million and gross margin decreased 210 basis points to 27.8 percent in fiscal 2017, primarily due to unfavorable sales mix, unfavorable material costs and higher depreciation expense in the current year resulting from replacement assets associated with the Airedale fire, which we started to depreciate in the fourth quarter of fiscal 2016.  In addition, gross profit was unfavorably impacted by $2 million from foreign currency exchange rate changes.  Fiscal 2017 SG&A expenses decreased $5 million from fiscal 2016, primarily due to lower commission costs and compensation-related expenses and a $2 million favorable impact of foreign currency exchange rate changes.  In fiscal 2017, we recorded $1 million of restructuring expenses consisting of severance expenses.  Operating income of $13 million in fiscal 2017 decreased $1 million compared with the prior year, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Year Ended March 31, 2016 Compared with Year Ended March 31, 2015:

BHVAC net sales decreased $5 million, or 3 percent, in fiscal 2016 compared with the prior year, primarily due to a $6 million unfavorable impact of foreign currency exchange rate changes and lower sales at our businesses in the U.K., as unfavorable currency conditions resulted in increased competition from other mainland European suppliers, partially offset by increased ventilation product sales in North America.  Gross profit decreased $2 million in fiscal 2016 compared with the prior year, primarily due to a $1 million unfavorable impact of foreign currency exchange rate changes.  Gross margin decreased 10 basis points to 29.9 percent in fiscal 2016 compared with the prior year.  Fiscal 2016 SG&A expenses increased $2 million from the prior year, primarily due to the absence of $5 million of recoveries from business interruption insurance for the Airedale fire received in the prior year, partially offset by lower engineering and development costs and a $1 million favorable impact of foreign currency exchange rate changes.  In fiscal 2016, we recorded $1 million of restructuring expenses consisting of severance expenses.  Operating income of $14 million in fiscal 2016 decreased $5 million compared with the prior year, primarily due to lower gross profit and higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at March 31, 2017 of $34 million, and an available borrowing capacity of $153 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, $32 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2017 was $42 million, a decrease of $30 million from $72 million in the prior year.  This decrease in operating cash flow was primarily due to payments for acquisition- and integration-related costs, unfavorable net changes in working capital, and higher payments for restructuring activities.

Net cash provided by operating activities in fiscal 2016 was $72 million, an increase of $8 million from $64 million in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, including lower incentive compensation payments during fiscal 2016 and the timing of value-added tax payments.

Capital Expenditures

Capital expenditures of $64 million during fiscal 2017 increased $1 million compared with fiscal 2016.  In fiscal 2017, our capital spending primarily occurred in the Americas and Europe segments, which totaled $26 million and $25 million, respectively.  Capital projects in fiscal 2017 included tooling and equipment purchases in conjunction with new and renewal programs with customers, as well as expansions of our manufacturing capacity in Mexico and Hungary.

At March 31, 2017, our capital expenditure commitments totaled $18 million.  Significant commitments included tooling and equipment expenditures for new and renewal programs with customers in the Americas, Asia, and Europe segments.

Dividends

We did not pay dividends in fiscal 2017, 2016, or 2015.  We currently do not intend to pay dividends in fiscal 2018.

Debt

Our total debt outstanding increased $348 million to $511 million at March 31, 2017 compared with the prior year, primarily due to new long-term debt and borrowings under our revolving credit facility used to finance a significant portion of the $364 million cash consideration for our acquisition of Luvata HTS.  See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding our new credit agreements.

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a certain portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with our acquisition of Luvata HTS, the leverage ratio covenant limit has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

Our leverage ratio at March 31, 2017 was 2.9, which was below the maximum permitted ratio of 3.75.  Our interest expense coverage ratio at March 31, 2017 was 7.0, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of March 31, 2017 and expect to remain in compliance during fiscal 2018 and beyond.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2017
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$436.2	$31.3	$81.6	$281.6	$41.7
Interest associated with long-term debt	73.9	18.5	31.8	17.0	6.6
Capital lease obligations	8.0	0.5	0.8	0.8	5.9
Operating lease obligations	69.3	12.2	19.2	13.2	24.7
Capital expenditure commitments	18.1	17.1	1.0	-	-
Other long-term obligations	4.8	2.4	1.7	0.7	-
Total contractual obligations	$610.3	$82.0	$136.1	$313.3	$78.9

Our liabilities for pensions, postretirement benefits, and uncertain tax positions totaled $139 million as of March 31, 2017.  We are unable to determine the ultimate timing of payments for these liabilities; therefore, we have excluded these amounts from the contractual obligations table above.  We expect to contribute $13 million to our U.S. pension plans during fiscal 2018.

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

Acquisitions

From time to time, we make strategic acquisitions that have a material impact on our consolidated results of operations or financial position.  We allocate the purchase price of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date.  We determine the estimated fair values using information available to us and engage third-party valuation specialists when necessary.  The estimates we use to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments.  While we use our best estimates and assumptions, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.  Upon conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statement of operations. We are also required to estimate the useful lives of intangible assets to determine the amount of amortization expense to record in future periods.  We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate.  During fiscal 2017, we acquired Luvata HTS.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

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

Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment, intangible assets and equity investments, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining financial outlooks and market conditions, when evaluating the necessity for an impairment analysis.  When the net asset values exceed undiscounted cash flows expected to be generated by the assets, or the decline in value is considered to be “other than temporary,” we write down the assets to fair value and record an impairment charge to current operations.  We estimate fair value in various ways depending on the nature of the assets under review.  Fair value is generally based upon appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $459 million and $134 million at March 31, 2017, respectively.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our recent acquisition of Luvata HTS.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  We consider factors such as operating losses, declining financial and market outlooks, and market capitalization when evaluating the necessity for an interim impairment analysis.  We test goodwill for impairment at a reporting unit level.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into the Company and positioned for future operating and financial performance.  Our first step in the goodwill impairment test is to compare the fair value of the reporting unit to its carrying value.  We determine the fair value of a reporting unit based upon the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the unit’s net assets, goodwill of that reporting unit is not impaired and further testing is not required.  If the carrying value of the reporting unit’s net assets exceeds the fair value of the unit, then we perform the second step of the impairment test to determine the implied fair value of the reporting unit’s goodwill and any impairment charge.  In estimating the implied fair value of goodwill for a reporting unit, we assign fair value to the assets and liabilities associated with the reporting unit as if the reporting unit had been acquired in a business combination.  Any excess of the carrying value of the reporting unit goodwill over its implied fair value is recorded as an impairment charge.  Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rate, business trends and market conditions.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for country-specific risks where appropriate.

At March 31, 2017, our goodwill totaled $165 million, primarily related to our recently-acquired CIS segment and our BHVAC segment.  We will complete goodwill impairment tests for the CIS reporting units in fiscal 2018, within one year of the acquisition date.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition. We conducted annual goodwill impairment tests for our BHVAC and Asia segments during the fourth quarter of fiscal 2017 by applying a fair value-based test and determined the fair value of the reporting units substantially exceeded their respective book values.

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales.  We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data.  We monitor and adjust our warranty accruals, which totaled $10 million at March 31, 2017, if it is probable that expected claims will differ from previous estimates.

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2017, our pension liabilities totaled $122 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rate tables.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our benefit plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in fiscal 2017 and 2016 was 8.0 percent.  For fiscal 2018, we have assumed a rate of 7.5 percent.  This 50 basis point decrease in the expected rate of return on assets, as compared with the prior year, resulted in an increase of less than $1 million in our estimated fiscal 2018 pension expense.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2017 and 2016, we used a discount rate of 4.1 percent.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from the affected plans.  See Note 16 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2018 pension expense by less than $1 million.

Income Taxes

We operate in numerous taxing jurisdictions; therefore, we are subject to regular examinations by federal, state and non-U.S. taxing authorities.  Due to the application of complex and sometimes ambiguous tax laws and rulings in the jurisdictions in which we do business, there is an inherent level of uncertainty within our worldwide tax provisions.  Despite our belief that our tax return positions are consistent with applicable tax laws, it is possible that taxing authorities could challenge certain positions.

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  We record a valuation allowance if we determine it is more likely than not that the net deferred tax assets in a particular jurisdiction will not be realized.  This determination involves significant judgment.  In performing this assessment on a jurisdiction-by-jurisdiction basis, we consider historical and projected financial results along with other pertinent information.

We have not recorded a provision for U.S. income taxes on undistributed earnings from our non-U.S. subsidiaries that we have determined to be permanently reinvested in our foreign operations.  If management’s intentions or U.S. tax law changes in the future, there could be a significant negative impact on our provision for income taxes.  See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding income taxes.

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, uncollectible accounts receivable, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding contingencies and litigation.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, the still-weak forecasts for the Brazilian economy, and the general uncertainties about the impact of potential regulatory and/or policy changes, including those related to tax and trade, that may be implemented in the United States, as well as continuing uncertainty regarding the longer-term implications of “Brexit”;

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

Operational Risks:

•
Our ability to integrate the former Luvata HTS operations into Modine, realize cost and revenue synergies in accordance with our expectations, and effectively manage any unanticipated risks that arise, while also maintaining stability within the acquired business and appropriate focus on the rest of Modine’s business;

•
The overall health and continually increasing price-down focus of our vehicular customers in light of economic and market-specific factors, and the potential impact on us from any deterioration in the stability or performance of any of our major customers;

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

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of unanticipated litigation, claims, or other obligations, including those associated with our acquisition of Luvata HTS.

Strategic Risks:

•
Our ability to successfully take advantage of our increased presence in the “industrial” markets, with our Building HVAC and Commercial and Industrial Solutions businesses, without shifting attention away from our vehicular business, where we enjoy and desire to preserve a leading position; and

•	Our ability to identify and execute additional growth and diversification opportunities in order to position us for long-term success.

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for Modine’s current operations, particularly those in our Asia business segment, and meet our long-term commitments in the event of an unexpected disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•	The impact of potential increases in interest rates, particularly in LIBOR and EURIBOR in relation to our variable-rate debt obligations;

•
Our ability to bring our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) back into our target range of 1.5 to 2.5 in an efficient manner following our acquisition of Luvata HTS;

•	Costs arising from the integration of Luvata HTS and the timing and impact of potential purchase accounting adjustments;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, and British pound, relative to the U.S. dollar; and

•	Our ability to effectively realize the benefits of tax assets in various jurisdictions in which we operate.

In addition to the risks set forth above, we are subject to other risks and uncertainties as identified in our public filings with the U.S. Securities and Exchange Commission.  We do not assume any obligation to update any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates, interest rates, commodity prices, credit risk and economic conditions.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, South Africa, and throughout Europe.  We also have joint ventures in China, Japan and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  We attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In fiscal 2017, we recorded realized and unrealized foreign currency gains and losses that netted to a loss of $2 million, which we reported in other income and expense in the consolidated statement of operations.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real, and between the euro and the British pound.  In fiscal 2017, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2017, changes in foreign currency exchange rates negatively impacted our sales by $13 million; however, the impact on our operating income was less than $1 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2017, there would not have been a material impact on our fiscal 2017 earnings.

We maintain foreign-denominated, long-term debt obligations and long-term intercompany loans that are subject to foreign currency exchange risk.  As of March 31, 2017, we did not have any long-term intercompany loans for which changes in foreign currency exchange rates could materially impact our net earnings.  From time to time, we enter into currency rate derivative contracts to manage the foreign exchange rate exposure on these types of loans.  These derivative instruments are typically not accounted for as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and act to offset any currency movement on the outstanding loans receivable or payable.

Interest Rate Risk

We actively seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility is based upon a variable interest rate, primarily either the London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”), plus 137.5 to 250 basis points, depending on our leverage ratio.  We are subject to risk of fluctuations in LIBOR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.  As of March 31, 2017, our outstanding borrowings on the variable-rate term loans and revolving credit facility totaled $269 million and $40 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2017, a 100 basis point increase in interest rates would increase our annual interest expense in fiscal 2018 by approximately $3 million.

Commodity Price Risk

We are dependent upon the supply of raw materials and supplies in our production processes and, from time to time, enter into firm purchase commitments for aluminum, copper, nickel, and natural gas.  We maintain agreements with certain customers to pass through specified raw material price fluctuations in order to mitigate commodity price risk.  The majority of these agreements contain provisions in which the pass-through of the price fluctuations can lag behind the actual fluctuations by three months or longer, and typically the arrangements are limited to the underlying material cost based upon the London Metal Exchange and exclude additional cost elements, such as fabrication.

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2017, 35 percent of our trade accounts receivable balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, commercial vehicle, and off-highway markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant.

We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2017;

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

Economic Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating primarily in the automotive, commercial vehicle, off-highway, and commercial, industrial, and building HVAC&R markets.  We operate in diversified markets as a strategy for offsetting the risk associated with a downturn in any of the markets we serve.  However, risk associated with market downturns is still present.

We monitor economic conditions in the U.S. and abroad.  As we expand our global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes, and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.

We pursue new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to waste heat recovery, coils and coolers outside of North America and the U.K., and coatings.  Our investment in these areas is subject to the risks associated with business integration, technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

We anticipate that recovery within some of our geographic and end markets may put production pressure on certain suppliers of our raw materials.  In particular, there are a limited number of suppliers of aluminum, copper, and steel material.  We are exposed to the risk of suppliers of certain raw materials not being able to meet customer demand as they may not increase their output capacity as quickly as customers increase their orders, and of increased prices being charged by raw material suppliers.

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

Commodity derivatives: From time to time, we enter into futures contracts related to certain forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices for future purchases of these commodities.  In fiscal 2017, 2016 and 2015, net gains and losses related to commodity derivative contracts, which are reported in cost of sales in the consolidated statements of operations, were less than $1 million in each year.

Foreign currency forward contracts: We use derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  We have not designated these forward contracts as hedges.  Accordingly, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty risks: We manage counterparty risks by ensuring that counterparties to derivative instruments have credit ratings acceptable to us.  At March 31, 2017, all counterparties had a sufficient long-term credit rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2017, 2016 and 2015
(In millions, except per share amounts)

	2017	2016	2015
Net sales	$1,503.0	$1,352.5	$1,496.4
Cost of sales	1,249.7	1,129.0	1,249.9
Gross profit	253.3	223.5	246.5
Selling, general and administrative expenses	205.0	204.5	184.5
Restructuring expenses	10.9	16.6	4.7
Gain on sale of facilities	(2.0)	-	(3.2)
Impairment charges	-	9.9	7.8
Operating income (loss)	39.4	(7.5)	52.7
Interest expense	(17.2)	(11.1)	(11.7)
Other (expense) income – net	(1.4)	8.7	0.2
Earnings (loss) from continuing operations before income taxes	20.8	(9.9)	41.2
(Provision) benefit for income taxes	(5.9)	8.9	(19.0)
Earnings (loss) from continuing operations	14.9	(1.0)	22.2
Earnings from discontinued operations, net of income taxes	-	-	0.6
Net earnings (loss)	14.9	(1.0)	22.8
Net earnings attributable to noncontrolling interest	(0.7)	(0.6)	(1.0)
Net earnings (loss) attributable to Modine	$14.2	$(1.6)	$21.8

Earnings (loss) per share from continuing operations attributable to Modine shareholders:
Basic	$0.29	$(0.03)	$0.45
Diluted	$0.29	$(0.03)	$0.44

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.29	$(0.03)	$0.46
Diluted	$0.29	$(0.03)	$0.45

Weighted-average shares outstanding:
Basic	47.8	47.3	47.2
Diluted	48.3	47.3	47.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Net earnings (loss)	$14.9	$(1.0)	$22.8
Other comprehensive income (loss):
Foreign currency translation	(10.8)	4.6	(68.2)
Defined benefit plans, net of income taxes of $1.7, $11.8 and ($13.2) million	3.2	19.7	(26.7)
Total other comprehensive (loss) income	(7.6)	24.3	(94.9)

Comprehensive income (loss)	7.3	23.3	(72.1)
Comprehensive income attributable to noncontrolling interest	(0.7)	(0.5)	(0.8)
Comprehensive income (loss) attributable to Modine	$6.6	$22.8	$(72.9)

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and 2016
(In millions, except per share amounts)

	2017	2016
ASSETS
Cash and cash equivalents	$34.2	$68.9
Trade accounts receivable – net	295.2	189.1
Inventories	168.5	111.0
Other current assets	55.4	43.5
Total current assets	553.3	412.5
Property, plant and equipment – net	459.0	338.6
Intangible assets – net	134.1	8.2
Goodwill	165.1	15.8
Deferred income taxes	108.4	123.1
Other noncurrent assets	29.6	22.7
Total assets	$1,449.5	$920.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$73.4	$28.6
Long-term debt – current portion	31.8	8.5
Accounts payable	230.3	142.4
Accrued compensation and employee benefits	74.8	58.6
Other current liabilities	45.1	35.5
Total current liabilities	455.4	273.6
Long-term debt	405.7	125.5
Deferred income taxes	9.7	4.2
Pensions	119.4	118.6
Other noncurrent liabilities	38.1	16.3
Total liabilities	1,028.3	538.2
Commitments and contingencies (see Note 18)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 51.8 million and 49.0 million shares	32.4	30.6
Additional paid-in capital	216.4	185.6
Retained earnings	372.4	358.2
Accumulated other comprehensive loss	(181.8)	(174.2)
Treasury stock, at cost, 1.7 million and 1.6 million shares	(25.4)	(24.0)
Total Modine shareholders' equity	414.0	376.2
Noncontrolling interest	7.2	6.5
Total equity	421.2	382.7
Total liabilities and equity	$1,449.5	$920.9

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2017, 2016 and 2015
(In millions)

	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$14.9	$(1.0)	$22.8
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	58.3	50.2	51.6
Gain on sale of facilities	(2.0)	-	(3.2)
Impairment charges	-	9.9	7.8
Insurance proceeds from Airedale fire	-	5.9	12.9
Pension and postretirement expense	3.4	45.1	2.3
Deferred income taxes	(4.6)	(18.8)	5.9
Stock-based compensation expense	7.4	4.9	4.0
Other – net	0.5	0.1	0.4
Changes in operating assets and liabilities, excluding acquisitions:
Trade accounts receivable	(25.7)	8.0	(0.1)
Inventories	(3.3)	(2.7)	(4.2)
Accounts payable	19.9	(9.9)	(2.4)
Accrued compensation and employee benefits	(6.5)	0.8	(5.3)
Other assets	(2.5)	(14.5)	(24.5)
Other liabilities	(18.2)	(5.6)	(4.5)
Net cash provided by operating activities	41.6	72.4	63.5

Cash flows from investing activities:
Acquisitions – net of cash acquired	(364.2)	(1.4)	-
Expenditures for property, plant and equipment	(64.4)	(62.8)	(58.3)
Insurance proceeds from Airedale fire	3.0	27.4	12.2
Costs to replace building and equipment damaged in Airedale fire	(1.0)	(41.7)	(16.7)
Proceeds from dispositions of assets	5.7	0.4	7.6
Purchases of short-term investments	(3.5)	(2.7)	(5.2)
Proceeds from maturities of short-term investments	2.2	2.1	2.4
Other – net	-	0.9	0.8
Net cash used for investing activities	(422.2)	(77.8)	(57.2)

Cash flows from financing activities:
Borrowings of debt	559.1	38.0	36.4
Repayments of debt	(202.4)	(27.1)	(50.9)
Financing fees paid	(8.7)	-	(0.1)
Purchases of treasury stock under share repurchase program	-	(6.9)	-
Dividend paid to noncontrolling interest	-	(0.9)	-
Other – net	(0.4)	(0.4)	-
Net cash provided by (used for) financing activities	347.6	2.7	(14.6)

Effect of exchange rate changes on cash	(1.7)	1.1	(8.4)
Net decrease in cash and cash equivalents	(34.7)	(1.6)	(16.7)
Cash and cash equivalents - beginning of year	68.9	70.5	87.2
Cash and cash equivalents - end of year	$34.2	$68.9	$70.5

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended March 31, 2017, 2016 and 2015
(In millions)

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non- controlling interest	Total

	Common stock
	Shares	Amount
Balance, March 31, 2014	48.3	$30.2	$175.7	$338.0	$(103.9)	$(15.2)	$3.8	$428.6
Net earnings attributable to Modine	-	-	-	21.8	-	-	-	21.8
Other comprehensive loss	-	-	-	-	(94.7)	-	(0.2)	(94.9)
Stock options and awards including related tax benefits	0.3	0.2	0.9	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(1.0)	-	(1.0)
Stock-based compensation expense	-	-	4.0	-	-	-	-	4.0
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.0	1.0
Balance, March 31, 2015	48.6	30.4	180.6	359.8	(198.6)	(16.2)	4.6	360.6
Net loss attributable to Modine	-	-	-	(1.6)	-	-	-	(1.6)
Other comprehensive income	-	-	-	-	24.4	-	(0.1)	24.3
Stock options and awards including related tax benefits	0.4	0.2	0.1	-	-	-	-	0.3
Purchase of treasury stock	-	-	-	-	-	(7.8)	-	(7.8)
Stock-based compensation expense	-	-	4.9	-	-	-	-	4.9
Contribution by noncontrolling interest	-	-	-	-	-	-	2.3	2.3
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.6	0.6
Balance, March 31, 2016	49.0	30.6	185.6	358.2	(174.2)	(24.0)	6.5	382.7
Net earnings attributable to Modine	-	-	-	14.2	-	-	-	14.2
Other comprehensive loss	-	-	-	-	(7.6)	-	-	(7.6)
Shares issued for acquisition of Luvata HTS	2.2	1.4	22.9	-	-	-	-	24.3
Stock options and awards including related tax benefits	0.6	0.4	0.5	-	-	-	-	0.9
Purchase of treasury stock	-	-	-	-	-	(1.4)	-	(1.4)
Stock-based compensation expense	-	-	7.4	-	-	-	-	7.4
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.7	0.7
Balance, March 31, 2017	51.8	$32.4	$216.4	$372.4	$(181.8)	$(25.4)	$7.2	$421.2

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 1:  Significant Accounting Policies

Nature of operations:  Modine Manufacturing Company (“Modine” or the “Company”) specializes in providing innovative thermal management solutions to diversified global markets and customers.  The Company is a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  In addition, the Company is a global leader in thermal management technology and solutions for sale into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  The Company’s primary product groups include i) powertrain cooling and engine cooling; ii) coils, coolers, and coatings; and iii) heating, ventilation and air conditioning.

Acquisition of Luvata HTS: On November 30, 2016, the Company completed the acquisition of 100% of the shares of multiple companies held by Luvata Heat Transfer Solutions II AB, a company incorporated in Sweden.  Combined, these acquired companies represented the Luvata Heat Transfer Solutions (“Luvata HTS”) business.  See Note 2 for additional information.

Airedale facility fire: In September 2013, a fire caused significant destruction to the Company’s Airedale manufacturing facility and offices in Rawdon (Leeds), United Kingdom.  The Company reports Airedale’s financial results within the Building HVAC (“BHVAC”) segment.  There were no injuries caused by the fire.  The Rawdon facility, which was leased, was used to manufacture cooling products and solutions for a variety of applications, including data centers, clean rooms, retail, leisure and process cooling.  The Company suspended operations at the Rawdon site as a result of the fire; however, it transferred operations to temporary facilities while it rebuilt the leased facility.  The Company completed the reconstruction and relocation to the Rawdon facility in fiscal 2016.  In fiscal 2016, the Company recorded a $9.5 million gain within other income related to an insurance settlement for equipment losses.  This gain represented the replacement assets’ cost in excess of the carrying value of the equipment at the time they were destroyed by the fire.

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

The Company accounts for investments in non-consolidated affiliated companies in which its ownership is 20 percent or more using the equity method.  The Company states these investments at cost, plus or minus a proportionate share of undistributed net earnings.  The Company includes Modine’s share of the affiliate’s net earnings in other income and expense.  See Note 11 for additional information.

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

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell, within other noncurrent assets.  The Company ceases to record depreciation expense at the time of designation as held for sale.  The carrying value of assets held for sale totaled $5.0 million and $8.5 million at March 31, 2017 and 2016, respectively.

Revenue recognition:  The Company recognizes sales revenue, including agreed upon commodity prices, when it is both earned and realized or realizable.  The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers.  The Company makes appropriate provisions for uncollectible accounts receivable based upon historical data or specific customer economic data.  The Company records sales discounts, which are offered for prompt payment by certain customers, as a reduction to net sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Tooling costs:  The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2017 and 2016, Company-owned tooling totaled $20.8 million and $18.8 million, respectively.  In certain instances, the Company makes upfront payments for customer-owned tooling costs, and subsequently receives reimbursement from customers for the upfront payments.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in its consolidated statements of operations.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2017 and 2016, cost reimbursement receivables related to customer-owned tooling totaled $7.8 million and $8.5 million, respectively.

Warranty:  The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  The Company records warranty expense, within cost of sales, based upon historical and current claims data or based upon estimated future claims.  Accrual balances, which are recorded within other current liabilities, are monitored and adjusted if it is probable that expected claims will differ from previous estimates.  See Note 14 for additional information.

Shipping and handling costs:  The Company records shipping and handling costs incurred upon the shipment of products to its customers in cost of sales, and related amounts billed to these customers in net sales.

Research and development:  The Company expenses research and development costs as incurred within selling, general and administrative (“SG&A”) expenses.  For the years ended March 31, 2017, 2016, and 2015, research and development costs charged to operations totaled $64.4 million, $61.1 million, and $62.0 million, respectively.

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

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  The Company enters into futures contracts to reduce exposure to changing future purchase prices for aluminum and copper and into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities.  These instruments are used to manage financial risks and are not speculative.  See Note 17 for additional information.

Income taxes:  The Company determines deferred tax assets and liabilities based upon the difference between the amounts reported in the financial statements and the tax basis of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.  The Company establishes a valuation allowance if it is more likely than not that a deferred tax asset, or portion thereof, will not be realized.  See Note 7 for additional information.

Earnings per share:  The Company calculates basic earnings per share based upon the weighted-average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company.  Therefore, these restricted stock awards are included in computing earnings per share pursuant to the two-class method.  See Note 8 for additional information.

Cash and cash equivalents: The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  Under the Company’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the Company reports the amount of those un-presented checks within accounts payable in the consolidated balance sheets.

Short-term investments:  The Company invests in time deposits with original maturities of more than three months but no more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2017 and 2016, the Company’s short-term investments totaled $4.7 million and $3.3 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Deferred compensation trusts:  The Company maintains deferred compensation trusts to fund future obligations under its non-qualified deferred compensation plan.  The trust’s investments in third-party debt and equity securities are presented within other noncurrent assets in the consolidated balance sheets.

Trade accounts receivable:  The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company recorded an allowance for doubtful accounts of $1.4 million and $0.5 million at March 31, 2017 and 2016, respectively, representing its estimated uncollectible receivables.  The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During the years ended March 31, 2017, 2016, and 2015, the Company sold $55.4 million, $71.3 million, and $87.0 million, respectively, of accounts receivable to accelerate cash receipts.  During each of the years ended March 31, 2017, 2016, and 2015, the Company recorded a loss on the sale of accounts receivables of $0.3 million in the consolidated statements of operations.

Inventories: The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment:  The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets.  The Company charges maintenance and repair costs to operations as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.

Goodwill:  The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2017, which did not result in an impairment charge.  See Note 13 for additional information.

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

Environmental liabilities:  The Company records liabilities for environmental assessments and remediation efforts in the period in which its responsibility is probable and the costs can be reasonably estimated.  The Company records environmental indemnification assets from third parties, including prior owners, when recovery is probable.  To the extent that the required remediation procedures change, or additional contamination is identified, the Company’s estimated environmental liabilities may also change.  See Note 18 for additional information.

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

Stock-based compensation:  The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 4 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

New Accounting Guidance:

Pension costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the income statement presentation of net periodic pension costs and net periodic postretirement benefit costs.  This guidance requires companies to continue to present the service cost component of net benefit cost within the same financial statement line item as other employee compensation costs; however, other components of net benefit costs are required to be presented outside of results from operations.  This will not impact consolidated net earnings.  Early adoption is permitted, and the Company plans to adopt this guidance for the first quarter of fiscal 2018.  The Company will recast prior periods to conform to the new income statement presentation.  As a result, the Company expects to reclassify net benefit costs related to its pension plans totaling approximately $3.0 million in fiscal 2017 ($1.0 million from cost of sales and $2.0 million from SG&A expenses) and $45.0 million in fiscal 2016 ($10.0 million from cost of sales and $35.0 million from SG&A expenses) to other income and expense.  The fiscal 2016 net benefit costs included $42.1 million of pension settlement losses related to a completed voluntary lump-sum payout program; see Note 16 for additional information.  In fiscal 2018, the Company expects to record approximately $3.0 to $4.0 million of net benefit costs within other income and expense.

Share-based compensation
In March 2016, the FASB issued new guidance to simplify several aspects of accounting for share-based payment transactions, including the income tax effects of share-based payments, recognition of forfeitures, and presentation requirements in the statement of cash flows.  This guidance is effective for the Company’s first quarter of fiscal 2018.  The Company does not expect the adoption of this new guidance will have a material impact on its consolidated financial statements

Leases
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

Revenue recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  The new guidance is effective for the Company’s first quarter of fiscal 2019 and allows for either a full-retrospective or a modified-retrospective transition method.

The Company is currently in the process of assessing customer contracts and evaluating contractual provisions that may result in a change in the timing of revenue recognized in comparison with current guidance.  Under current guidance, the Company generally recognizes revenue when products are shipped and risk of loss has transferred to the customer.  The Company is evaluating whether contractual provisions may provide an enforceable right to payment for its customized products, which may require revenue recognition prior to the product being shipped to the customer.  In addition, the Company is evaluating pricing provisions contained in certain of its customer contracts to determine the appropriate timing of revenue recognition based upon the new guidance.  The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements.

Supplemental cash flow information:

	Years ended March 31,
	2017	2016	2015
Interest paid	$15.4	$10.7	$10.3
Income taxes paid	12.7	10.1	15.9

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 2:  Acquisitions

Luvata HTS

On November 30, 2016, the Company completed its acquisition of  a 100% ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  The purchase price included 2.2 million Modine common shares.  The Company estimated the fair value of the common shares to be $24.3 million at November 30, 2016, which reflects restrictions on the sale of the shares for a minimum of one year.  Now operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration (“HVAC&R”) industry.  CIS’s products cover a broad range of heat exchanger coils, commercial refrigeration and industrial coolers, and anti-corrosion coating solutions.  The Company’s acquisition of Luvata HTS addressed, in particular, both the “Diversify” and “Grow” commitments of its transformational Strengthen, Diversify and Grow strategy launched in fiscal 2016.  This acquisition provided Modine with an expanded industrial business portfolio, broader customer base, and reduced cyclical exposure.  For the year ended March 31, 2017, the Company included $177.7 million of net sales and operating income of $7.5 million within its consolidated statement of operations attributable to four months of CIS operations.  During the year ended March 31, 2017, the Company recorded $14.8 million of costs incurred directly related to the acquisition and integration of Luvata HTS as SG&A expenses within the consolidated statement of operations.  These costs principally consisted of fees for i) transaction advisors, ii) legal, accounting, and other professional services, and iii) incremental costs directly associated with integration activities.

To fund a significant portion of the Luvata HTS purchase price, the Company entered into new credit agreements in November 2016.  See Note 15 for additional information.

The Company allocated the total purchase price of Luvata HTS to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  The Company based the estimated fair values primarily upon third-party valuations using assumptions developed by management and other information compiled by management, including, but not limited to, future expected cash flows.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $150.6 million, none of which the Company expects to be deductible for income tax purposes.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition includes Luvata HTS’s workforce and anticipated future cost and revenue synergies.

At the time the March 31, 2017 financial statements were finalized, the Company was awaiting additional information to determine the fair value of certain assets acquired and liabilities assumed and therefore, the allocation of purchase price is considered preliminary.  The Company expects to complete its evaluation of these matters in the first or second quarter of fiscal 2018.  These matters primarily relate to income tax reserves and contingent liabilities, including reserves for environmental, legal, product warranty, and trade compliance matters.

The Company’s preliminary allocation of the purchase price for its acquisition of Luvata HTS is as follows:

Cash and cash equivalents	$27.4
Trade accounts receivable	86.3
Inventories	55.7
Property, plant and equipment	120.6
Intangible assets	130.2
Goodwill	150.6
Other assets	38.6
Accounts payable	(73.7)
Accrued compensation and employee benefits	(24.3)
Deferred income taxes	(39.3)
Pensions	(14.3)
Other liabilities	(42.2)
Purchase price	$415.6

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain classes of acquired assets.  The fair values were primarily based upon significant inputs that are not observable in the market and thus represent Level 3 measurements.  See Note 3 for information regarding Level 3 fair value measurements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Inventories:  The Company determined the fair value of acquired inventory by estimating the selling price of the respective finished goods, less an estimate of costs to be incurred to sell the inventory and to complete the work-in-process inventory, if applicable.  For raw materials acquired, the Company estimated the cost of replacement.  As a result, the Company wrote-up acquired inventory by $4.3 million and subsequently charged this write-up to cost of sales as the underlying inventory was sold in the third and fourth quarters of fiscal 2017.

Property, plant and equipment:  The Company valued property, plant and equipment primarily utilizing the cost approach and also utilized the market approach in valuing acquired land and buildings.  The cost approach considers the amount required to replace an asset by constructing or purchasing a new asset with similar utility and adjusting the value in consideration of depreciation as of the acquisition date.  The cost approach relies on assumptions regarding replacement costs and the age and estimated remaining useful lives of the assets.  The fair value of property, plant and equipment will be recognized as depreciation expense in our results of operations over the expected remaining useful lives of the individual assets.

Intangible assets: The Company determined the fair value of acquired intangible assets by using variations of the income approach.  These methods generally forecast expected future net cash flows discretely associated with each of the identified intangible assets and adjust the forecasts to present value by applying a discount rate intended to reflect risk factors associated with the cash flows and the time value of money.  Acquired intangible assets were as follows:

	Gross Carrying Value	Weighted- Average Useful Life
Customer relationships	$58.4	17 years
Trade names	50.1	20 years
Acquired technology	21.7	12 years
Total intangible assets acquired	$130.2

Customer relationships, for valuation purposes, represent the estimated fair value of Luvata HTS’s business relationship with existing customers, and were calculated by projecting the future after-tax cash flows from these customers, including the right to deploy and market additional products to them.  The Company forecasted anticipated earnings from existing customers using recent years’ sales levels and considering a customer attrition rate based upon historical customer revenue information.

The Company determined the value of acquired trade names using the relief-from-royalty method, a variation of the income approach, which applies an assumed royalty rate to revenue expected to be derived under the acquired trade names.  The fair value was estimated to be the present value of the royalties saved because the Company owns the trade names.

The Company also used the relief-from royalty method for its valuation of acquired technology, which largely relates to the design of mechanical and electrical components.  The Company considered factors including the estimated contribution of the technology to the overall profitability of the products and the awareness level of the technology and its position in the market.

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

	Years ended March 31,
	2017	2016
Net sales	$1,881.6	$1,871.9
Net earnings attributable to Modine	35.8	1.5
Net earnings per share attributable to Modine shareholders:
Basic	$0.72	$0.03
Diluted	0.71	0.03

The supplemental pro forma financial information includes adjustments for: (i) annual amortization and depreciation expense totaling approximately $13.0 million for acquired tangible and intangible assets, (ii) estimated annual interest expense of approximately $14.0 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within the applicable jurisdictions.  In addition, the pro forma financial information assumes that both $8.6 million of acquisition-related transaction costs, not including costs for integration-related activities, and $4.3 million of inventory purchase accounting adjustments were incurred during fiscal 2016.  The pro forma financial information does not reflect expected cost or revenue synergies.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Modine Puxin Thermal Systems (Jiangsu) Co. Ltd

On January 29, 2016, the Company formed a joint venture, Modine Puxin Thermal Systems (Jiangsu) Co. Ltd. of Yangzhou, China, of which it owns 67 percent, and the joint venture partner, Jiangsu Puxin Heat Exchange System Co., Ltd, owns 33 percent.  This joint venture, which is reported in the Asia segment, expedited the Company’s introduction of stainless steel heat exchangers for the light-, medium-, and heavy-duty commercial vehicle markets in China.  In fiscal 2016, the Company contributed $1.4 million of cash and equipment and other assets totaling $2.3 million.  In fiscal 2017, the Company contributed $0.3 million of additional cash consideration after certain seller indemnification obligations under the agreement were satisfied.  The Company recorded assets acquired and liabilities assumed at their respective fair values.  The purchase price allocation resulted in acquired equipment and other long-lived assets totaling $1.5 million and working capital net assets of $0.8 million.  The Company controls the primary management decisions and revenue-generating activities of the joint venture, and, therefore, the financial results of the joint venture are included in the Company’s consolidated financial statements.  The Company did not present pro forma financial information for this acquisition as the effect is not material to its results of operations or financial position.

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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements as Level 1.  In some cases, where market prices are not available, the Company uses observable market-based inputs to calculate fair value, in which case the measurements are classified as Level 2.  If quoted or observable market prices are not available, the Company determines fair value based upon valuation models that use, where possible, market-based data such as interest rates, yield curves or currency rates.  These measurements are classified as Level 3.

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.0 million and $3.2 million at March 31, 2017 and 2016, respectively.  The year-over-year increase primarily relates to a deferred compensation plan in the recently-acquired CIS segment.  The fair value of the Company’s long-term debt is disclosed in Note 15.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2017
	Level 1	Level 2	Total

Money market investments	$-	$5.6	$5.6
Common stocks	17.8	2.0	19.8
Corporate bonds	-	9.3	9.3
Pooled equity funds	56.8	-	56.8
Pooled fixed-income funds	26.5	-	26.5
U.S. government and agency securities	-	18.7	18.7
Other	1.4	1.4	2.8
Fair value excluding investment measured at net asset value	102.5	37.0	139.5
Investment measured at net asset value (a)			8.7
Total Fair Value			$148.2

	March 31, 2016
	Level 1	Level 2	Total

Money market investments	$-	$5.8	$5.8
Common stocks	23.7	1.3	25.0
Corporate bonds	-	8.4	8.4
Pooled equity funds	48.7	-	48.7
Pooled fixed-income funds	26.3	-	26.3
U.S. government and agency securities	-	18.4	18.4
Other	0.4	1.2	1.6
Fair value excluding investment measured at net asset value	99.1	35.1	134.2
Investment measured at net asset value (a)			7.3
Total Fair Value			$141.5

(a)	As a practical expedient, the Company valued a collective trust fund using its net asset value per unit, and therefore, has not classified this investment within the fair value hierarchy.

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of common stocks, pooled equity funds and pooled fixed-income funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of certain common stocks, corporate bonds, pooled equity funds and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2017 and 2016, the Company held no Level 3 assets within its pension plans.

Note 4:  Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of restricted stock and stock options granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the awards of stock under the Company’s Amended and Restated 2008 Incentive Compensation Plan (“Plan”).  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2017, approximately 1.6 million shares authorized under the Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $7.4 million, $4.9 million, and $4.0 million in fiscal 2017, 2016, and 2015, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Stock Options:  The Company recorded $1.1 million, $0.9 million, and $0.9 million of compensation expense related to stock options in fiscal 2017, 2016, and 2015, respectively.  The fair value of stock options that vested during fiscal 2017, 2016, and 2015 was $1.0 million, $0.9 million, and $0.9 million, respectively.  As of March 31, 2017, the total compensation expense not yet recognized related to non-vested stock options was $2.1 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.5 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2017	2016	2015
Weighted-average fair value of options	$4.60	$7.11	$10.21
Expected life of awards in years	6.4	6.3	6.3
Risk-free interest rate	1.4%	1.9%	2.1%
Expected volatility of the Company's stock	45.5%	66.9%	76.1%
Expected dividend yield on the Company's stock	0.0%	0.0%	0.0%

Stock options expire no later than 10 years after the grant date and have an exercise price equal to the fair market value of Modine’s common stock on the date of grant.  The risk-free interest rate was based upon yields of U.S. Treasury zero-coupon issues with a term corresponding to the expected life of the options.  The expected volatility assumption was based upon changes in the Company’s historical common stock prices over the same time frame as the expected life of the awards.  The expected dividend yield is zero, as the Company currently does not anticipate paying dividends over the expected life of the options.  The expected lives of the awards are based upon historical patterns and the terms of the options.  Outstanding options granted vest 25 percent annually for four years.  The Company used a pre-vesting forfeiture rate of 2.5 percent as an estimate of expected forfeitures prior to completing the required service period.

A summary of stock option activity for fiscal 2017 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.5	$10.82
Granted	0.3	10.00
Exercised	(0.1)	9.23
Forfeited or expired	(0.2)	21.76
Outstanding, ending	1.5	$9.83	5.5	$4.4

Exercisable, March 31, 2017	1.0	$9.27	4.0	$3.6

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2017 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the fair value of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2017	2016	2015
Intrinsic value of stock options exercised	$0.5	$0.4	$0.4
Proceeds from stock options exercised	$0.9	$0.5	$0.6

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Restricted Stock:  The Company recorded $3.8 million, $3.5 million, and $2.8 million of compensation expense related to restricted stock in fiscal 2017, 2016, and 2015, respectively.  The fair value of restricted stock awards that vested during fiscal 2017, 2016, and 2015 was $4.0 million, $3.4 million, and $2.3 million, respectively.  At March 31, 2017, the Company had $4.8 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.4 years.  The Company values restricted stock awards using the closing market value of its common shares on the date of grant.  The restricted stock awards vest 25 percent annually for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

A summary of restricted stock activity for fiscal 2017 was as follows:

	Shares	Weighted- average price
Non-vested balance, beginning	0.6	$11.29
Granted	0.4	9.98
Vested	(0.4)	10.05
Non-vested balance, ending	0.6	$11.21

Restricted Stock – Performance-Based Shares:  The Company recorded $2.5 million, $0.5 million, and $0.3 million of compensation expense related to performance-based stock awards in fiscal 2017, 2016, and 2015, respectively.  At March 31, 2017, the Company had $3.2 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.  The Company values performance-based stock awards using the closing market value of its common shares on the date of grant.

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded after the end of that three-year performance period, if the performance targets have been achieved.  The performance components of the programs initiated in fiscal 2017, 2016, and 2015 were based upon both a target three-year average consolidated return on average capital employed (“ROACE”) and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.

Note 5:  Restructuring Activities

During fiscal 2017, the Company completed a voluntary retirement program for certain U.S. salaried employees and implemented targeted headcount reductions at several locations.  The Company engaged in these restructuring activities as part of its Strengthen, Diversify and Grow strategic initiative, particularly in support of its objective to reduce operational and SG&A cost structures.

During fiscal 2016, the Company announced a plan to close its Washington, Iowa manufacturing facility and recorded severance costs as a result.  The Company completed the transfer of production from Washington to other Americas segment manufacturing facilities in fiscal 2017.  Also during fiscal 2016, the Company completed the transfer of production from its McHenry, Illinois manufacturing facility to other Americas segment manufacturing facilities.  These restructuring activities reflect the Company’s focus on operating scale manufacturing facilities to improve overall competitiveness and profitability.

During fiscal 2015, the Company initiated a headcount reduction plan for the Brazil manufacturing facility within its Americas segment.  The headcount reductions were in response to the economic slowdown in Brazil and were aimed at maintaining profitability in this business despite lower sales volume.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2017	2016	2015
Employee severance and related benefits	$5.3	$12.8	$1.2
Other restructuring and repositioning expenses	5.6	3.8	3.5
Total	$10.9	$16.6	$4.7

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.
Changes in accrued severance were as follows:

	Years ended March 31,
	2017	2016
Beginning balance	$14.7	$9.9
Additions	5.3	12.8
Payments	(12.9)	(8.5)
Effect of exchange rate changes	(0.6)	0.5
Ending balance	$6.5	$14.7

During fiscal 2017, the Company sold two previously-closed manufacturing facilities within its Americas segment and a facility within its Europe segment, for cash proceeds totaling $5.4 million.  As a result of the facility sales, the Company recorded net gains totaling $2.0 million.

During fiscal 2015, the Company sold a wind tunnel within its Europe segment for cash proceeds of $5.8 million and recognized a gain of $3.2 million as a result.

During fiscal 2016, the Company recorded an asset impairment charge of $9.9 million within its Europe segment to write down long-lived assets at a manufacturing facility in Germany to fair value.

Note 6:  Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2017	2016	2015
Equity in earnings of non-consolidated affiliate	$0.1	$0.1	$0.6
Interest income	0.4	0.4	0.5
Foreign currency transactions (a)	(1.9)	(1.3)	(0.9)
Gain from insurance recovery (b)	-	9.5	-
Total other (expense) income - net	$(1.4)	$8.7	$0.2

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

(b)
During fiscal 2016, the Company settled an insurance claim related to machinery and equipment destroyed in a fire at its Airedale facility and recorded a gain of $9.5 million.  See Note 1 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 7:  Income Taxes

The U.S. and foreign components of earnings from continuing operations before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2017	2016	2015
Components of earnings (loss) from continuing operations before income taxes:
United States	$(8.6)	$(15.4)	$31.1
Foreign	29.4	5.5	10.1
Total earnings (loss) from continuing operations before income taxes	$20.8	$(9.9)	$41.2

Income tax expense (benefit):
Federal:
Current	$0.1	$0.1	$0.4
Deferred	(3.8)	(13.0)	7.1
State:
Current	0.3	0.2	-
Deferred	(0.2)	(2.5)	1.1
Foreign:
Current	10.1	9.6	12.7
Deferred	(0.6)	(3.3)	(2.3)
Total income tax expense (benefit)	$5.9	$(8.9)	$19.0

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

Income tax expense attributable to earnings from continuing operations before income taxes differed from the amounts computed by applying the statutory U.S. federal income tax rate as a result of the following:

	Years ended March 31,
	2017	2016	2015
Statutory federal tax	35.0%	35.0%	35.0%
State taxes, net of federal benefit	(3.3)	11.5	2.4
Taxes on non-U.S. earnings and losses	(3.5)	26.4	(4.9)
Valuation allowance	1.2	(20.9)	8.3
Tax credits	(9.0)	20.5	(6.1)
Compensation	2.9	(3.7)	1.0
Tax rate or law changes	(2.5)	1.3	1.2
Uncertain tax positions, net of settlements	5.6	(4.3)	2.2
Notional interest deductions	(8.8)	-	-
Dividend repatriation	7.1	16.0	2.4
Other	3.7	8.1	4.6
Effective tax rate	28.4%	89.9%	46.1%

During fiscal 2017, the Company recorded a valuation allowance of $2.0 million on certain deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would not be realized.  Also during fiscal 2017, the Company recorded a net reduction of deferred tax asset valuation allowances totaling $1.8 million in other tax jurisdictions.  During fiscal 2016, the Company reversed a valuation allowance of $3.0 million on certain deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would be realized.   In fiscal 2016 and 2015, the Company recorded a net increase in deferred tax asset valuation allowances totaling $5.0 million and $2.6 million, respectively, in other tax jurisdictions.  The Company will continue to provide valuation allowances against its net deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2017	2016
Deferred tax assets:
Accounts receivable	$0.4	$0.1
Inventories	5.0	3.6
Plant and equipment	3.7	4.3
Pension and employee benefits	51.8	52.6
Net operating loss, capital loss, and credit carry-forwards	147.5	109.4
Other, principally accrued liabilities	10.9	7.5
Total gross deferred tax assets	219.3	177.5
Less: valuation allowances	(49.6)	(50.8)
Net deferred tax assets	169.7	126.7

Deferred tax liabilities:
Plant and equipment	21.2	5.5
Goodwill	4.7	0.6
Intangible assets	43.3	1.5
Other	1.8	0.2
Total gross deferred tax liabilities	71.0	7.8
Net deferred tax asset	$98.7	$118.9

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2017	2016
Beginning balance	$5.9	$5.6
Gross increases - tax positions in prior period	0.3	-
Gross decreases - tax positions in prior period	(0.2)	(0.1)
Gross increases - due to acquisition	7.3	-
Gross increases - tax positions in current period	0.9	0.4
Ending balance	$14.2	$5.9

The Company’s liability for unrecognized tax benefits as of March 31, 2017 was $14.2 million, and if recognized, $11.9 million would have an effective tax rate impact.  The Company estimates that reductions to unrecognized tax benefits in fiscal 2018 due to lapses in statutes of limitations and audit settlements will total $2.4 million, which, if recognized, would have a $1.6 million impact on the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2017 and 2016, interest and penalties included within income tax expense in the consolidated statements of operations were not significant.  At March 31, 2017, $0.8 million of accrued interest and penalties were included in the consolidated balance sheet.  At March 31, 2016, accrued interest and penalties were not significant.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2017, the Company was under income tax examination in a number of foreign jurisdictions.  The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2011 - Fiscal 2016
Italy	Calendar 2011 - Fiscal 2016
United States	Fiscal 2014 - Fiscal 2016

At March 31, 2017, the Company had federal and state tax credits of $27.4 million that, if not utilized against U.S. taxes, will expire between fiscal 2018 and 2037.  The Company also had state and local tax loss carry-forwards of $212.7 million that, if not utilized against state apportioned taxable income, will expire at various times during fiscal 2018 and 2037.  In addition, the Company had tax loss and foreign attribute carry-forwards of $485.0 million in various tax jurisdictions throughout the world.  Certain of the carry-forwards in the U.S. and many in foreign jurisdictions are offset by a valuation allowance.  If not utilized against taxable income, $167.0 million of these carry-forwards will expire at various times during fiscal 2018 through 2037, and $318.0 million, mainly related to Germany, Italy, and India, will not expire due to an unlimited carry-forward period.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

At March 31, 2017, the Company provided $0.3 million of tax on undistributed earnings for certain subsidiaries not considered permanently reinvested.  Undistributed earnings totaling $505.0 million are considered permanently reinvested in the Company’s remaining foreign operations, and no provision has been made for taxes that would be payable upon the distribution of such earnings.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.

Note 8:  Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2017	2016	2015
Basic:
Earnings (loss) from continuing operations	$14.9	$(1.0)	$22.2
Less: Net earnings attributable to noncontrolling interest	(0.7)	(0.6)	(1.0)
Less: Undistributed earnings attributable to unvested shares	(0.2)	-	(0.2)
Earnings (loss) from continuing operations available to Modine shareholders	14.0	(1.6)	21.0
Earnings from discontinued operations, net of income taxes	-	-	0.6
Net earnings (loss) available to Modine shareholders	$14.0	$(1.6)	$21.6

Weighted-average shares outstanding - basic	47.8	47.3	47.2

Basic Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.29	$(0.03)	$0.45
Earnings per share - discontinued operations	-	-	0.01
Net earnings (loss) per share - basic	$0.29	$(0.03)	$0.46

Diluted:
Earnings (loss) from continuing operations	$14.9	$(1.0)	$22.2
Less: Net earnings attributable to noncontrolling interest	(0.7)	(0.6)	(1.0)
Less: Undistributed earnings attributable to unvested shares	(0.1)	-	(0.2)
Earnings (loss) from continuing operations available to Modine shareholders	14.1	(1.6)	21.0
Earnings from discontinued operations, net of income taxes	-	-	0.6
Net earnings (loss) available to Modine shareholders	$14.1	$(1.6)	$21.6

Weighted-average shares outstanding - basic	47.8	47.3	47.2
Effect of dilutive securities	0.5	-	0.6
Weighted-average shares outstanding - diluted	48.3	47.3	47.8

Diluted Earnings Per Share:
Earnings (loss) per share - continuing operations	$0.29	$(0.03)	$0.44
Earnings per share - discontinued operations	-	-	0.01
Net earnings (loss) per share - diluted	$0.29	$(0.03)	$0.45

For the years ended March 31, 2017, 2016, and 2015, the calculation of diluted earnings per share excluded 0.8 million, 0.8 million, and 0.6 million stock options, respectively, because they were anti-dilutive.  For the year ended March 31, 2016, the total number of potentially-dilutive securities was 0.4 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 9:  Inventories

Inventories consisted of the following:

	March 31,
	2017	2016
Raw materials and work in process	$127.7	$79.5
Finished goods	40.8	31.5
Total inventories	$168.5	$111.0

Note 10:  Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2017	2016
Land	$18.9	$7.2
Buildings and improvements (10-40 years)	255.6	221.3
Machinery and equipment (3-12 years)	755.5	694.3
Office equipment (3-10 years)	92.5	84.1
Construction in progress	55.1	36.7
	1,177.6	1,043.6
Less: accumulated depreciation	(718.6)	(705.0)
Net property, plant and equipment	$459.0	$338.6

Depreciation expense totaled $54.2 million, $48.6 million, and $50.0 million for the years ended March 31, 2017, 2016, and 2015, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded in SG&A expenses.  For the years ended March 31, 2017, 2016, and 2015, total losses related to the disposal of property, plant and equipment were $0.4 million, $0.4 million, and $1.1 million, respectively.

Note 11:  Investment in Affiliate

The Company owns 50 percent of Nikkei Heat Exchanger Company, Ltd. (“NEX”).  The Company accounts for its investment in this non-consolidated affiliate using the equity method.  At March 31, 2017 and 2016, the Company included its investment in NEX of $3.3 million and $3.2 million, respectively, within other noncurrent assets on the consolidated balance sheets.  At March 31, 2017, the investment in NEX is equal to the Company's investment in the underlying assets.

The Company reports its equity in earnings from NEX within other income and expense in the consolidated statements of operations, using a one-month reporting delay.  The Company’s share of NEX’s earnings for the years ended March 31, 2017, 2016, and 2015 was $0.1 million, $0.1 million, and $0.6 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 12:  Intangible Assets

Intangible assets consisted of the following:

	March 31, 2017			March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$60.5	$(1.7)	$58.8	$2.0	$(0.4)	$1.6
Trade names	58.4	(7.2)	51.2	8.9	(6.3)	2.6
Acquired technology	27.0	(2.9)	24.1	5.5	(1.5)	4.0
Total intangible assets	$145.9	$(11.8)	$134.1	$16.4	$(8.2)	$8.2

Intangible assets as of March 31, 2017 include intangible assets related to the Company’s acquisition of Luvata HTS.  See Note 2 for additional information.

The Company recorded $4.1 million, $1.6 million, and $1.6 million of amortization expense during fiscal 2017, 2016, and 2015, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
2018	$9.4
2019	9.2
2020	9.1
2021	8.5
2022	7.4
2023 & Beyond	90.5

Note 13:  Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	Asia	BHVAC	CIS	Total
Balance, March 31, 2015	$0.5	$15.7	$-	$16.2
Effect of exchange rate changes	-	(0.4)	-	(0.4)
Balance, March 31, 2016	0.5	15.3	-	15.8
Acquired Goodwill	-	-	150.6	150.6
Effect of exchange rate changes	-	(1.6)	0.3	(1.3)
Balance, March 31, 2017	$0.5	$13.7	$150.9	$165.1

As a result of its acquisition of Luvata HTS, the Company recorded $150.6 million of goodwill.  See Note 2 for additional information.

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment during the fourth quarter of fiscal 2017 for its BHVAC and Asia segments, by applying a fair value-based test, and determined that the fair value of its reporting units exceeded their respective book values.  The Company will perform goodwill impairment testing for its recently-acquired CIS segment beginning in fiscal 2018.

At both March 31, 2017 and 2016, accumulated goodwill impairment losses totaled $31.6 million and $8.7 million within the Americas and Europe segments, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 14:  Product Warranties, Operating Leases, and Other Commitments

Product warranties: Most of the Company’s products are covered under a warranty period ranging from one to five years.  The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience.  In addition, the Company adjusts its warranty accruals if it becomes probable that expected claims will differ from initial estimates.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2017	2016
Beginning balance	$8.3	$10.4
Warranties recorded at time of sale	5.2	5.7
Adjustments to pre-existing warranties	0.3	(1.1)
Additions due to acquisition	4.1	-
Settlements	(7.6)	(6.7)
Effect of exchange rate changes	(0.3)	-
Ending balance	$10.0	$8.3

Operating leases: The Company leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $12.8 million, $11.9 million, and $11.5 million in fiscal 2017, 2016, and 2015, respectively.

Future minimum rental commitments at March 31, 2017 under non-cancelable operating leases were as follows:

Fiscal Year
2018	$12.2
2019	10.1
2020	9.1
2021	7.8
2022	5.4
2023 and beyond	24.7
Total	$69.3

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2017 was not material.

Commitments: At March 31, 2017, the Company had capital expenditure commitments of $18.1 million.  Significant commitments include tooling and equipment expenditures for new and renewal programs with customers in the Americas, Asia, and Europe segments.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 15:  Indebtedness

In November 2016, the Company entered into new credit agreements to fund a significant portion of its acquisition of Luvata HTS (see Note 2 for additional information).  The Company executed an amended and restated credit agreement with a syndicate of banks that provides for both U.S. dollar- and euro-denominated term loan facilities and a multi-currency $175.0 million revolving credit facility expiring in November 2021, which replaced the Company’s then-existing revolver that would have expired in August 2018.  Based upon the terms of the credit agreement and currency denomination, borrowings under both the term loans and revolving credit facility bear interest at a variable rate, primarily either the London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”), plus 137.5 to 250 basis points (3.0 percent weighted-average at March 31, 2017) depending on the Company’s leverage ratio, as described below.  At March 31, 2017, the Company’s term loan borrowings totaled $268.9 million, with repayments scheduled through fiscal 2022.  Also in November 2016, the Company issued $50.0 million of 5.8 percent Senior Notes with repayments ending in fiscal 2027.

Long-term debt consisted of the following:

	Fiscal year of maturity	March 31, 2017	March 31, 2016

Term Loans	2022	$268.9	$-
6.8% Senior Notes	2021	117.0	125.0
5.8% Senior Notes	2027	50.0	-
Other (a)	2032	8.3	9.0
		444.2	134.0
Less: current portion		(31.8)	(8.5)
Less: unamortized debt issuance costs		(6.7)	-
Total long-term debt		$405.7	$125.5

(a)	Other long-term debt includes capital lease obligations and other financing-type obligations.

Long-term debt matures as follows:

Fiscal Year
2018	$31.8
2019	38.6
2020	43.8
2021	98.3
2022	184.1
2023 & beyond	47.6
Total	$444.2

At March 31, 2017, the Company reported its revolving credit facility borrowings of $40.4 million as short-term debt on the consolidated balance sheet.  At March 31, 2017, domestic letters of credit totaled $2.0 million, resulting in available borrowings under the Company’s revolving credit facility of $132.6 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at March 31, 2017 and 2016 of $33.0 million and $28.6 million, respectively.  At March 31, 2017, the Company’s foreign unused lines of credit totaled $20.0 million.  In aggregate, the Company had total available lines of credit of $152.6 million at March 31, 2017.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with the Company’s acquisition of Luvata HTS, this leverage ratio covenant limit has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2017.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At March 31, 2017 and 2016, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $170.0 million and $139.0 million, respectively.  The fair value of the Senior Notes are categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 16:  Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

The Company maintains domestic 401(k) plans that allow employees to contribute a portion of their salary to help save for retirement.  The Company matched 50 percent of employee contributions, up to 5 percent of employee compensation, during fiscal 2017, 2016, and 2015 related to its primary domestic 401(k) plans.  The Company also makes annual employer contributions into eligible active employee accounts based upon a percentage of employee compensation.  Employees can choose among various investment alternatives, including (subject to restrictions) Modine stock.  The Company’s matching contributions and annual employer contributions are discretionary.  The Company’s expense for defined contribution employee benefit plans during fiscal 2017, 2016, and 2015 was $4.7 million, $4.6 million, and $5.9 million, respectively.

In addition, the Company maintains non-qualified deferred compensation plans for eligible employees, and various non-U.S. subsidiaries have government-required defined contribution plans in place, under which they contribute a percentage of employee earnings into accounts, consistent with local laws.

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

Defined Benefit Employee Benefit Plans:

Pension plans: As a result of its acquisition of Luvata HTS, the Company acquired defined benefit pension plans in Italy, Austria, and the U.S. with liabilities totaling $14.3 million, representing the aggregate funded status of these acquired plans.  These acquired plans are closed to new participants.

In addition, the Company maintains non-contributory defined benefit pension plans that cover most of its domestic employees hired on or before December 31, 2003.  The benefits provided are based primarily upon years of service and average compensation for salaried and some hourly employees.  Benefits for other hourly employees are based upon a monthly retirement benefit amount.  Currently, the Company’s domestic pension plans do not include increases in annual earnings or future service in calculating the average annual earnings and years of credited service under the pension plan benefit formula.  Certain non-U.S. subsidiaries of the Company also have legacy defined benefit plans which cover a smaller number of active employees and are substantially unfunded.  The primary non-U.S. plans are maintained in Germany and Austria and are closed to new participants.

The Company contributed $8.1 million, $6.7 million, and $5.9 million to its U.S. pension plans during fiscal 2017, 2016, and 2015, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

During fiscal 2016, in an effort to reduce the size, volatility, mortality risk, and costs associated with its U.S. pension plans, the Company offered a voluntary lump-sum payout program to certain eligible former employees.  Approximately 2,000 participants accepted the lump-sum settlement offer and a total of $65.3 million was paid from pension plan assets during fiscal 2016, which reduced the Company’s pension obligation by the same amount.  In connection with these lump-sum payouts, the Company recorded $42.1 million of non-cash settlement losses related to the accelerated recognition of unamortized actuarial losses previously recorded on the consolidated balance sheets within accumulated other comprehensive loss.  During fiscal 2016, the Company recorded $33.3 million and $8.8 million of settlement losses as SG&A expenses and cost of sales, respectively, within the consolidated statements of operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans during fiscal 2017, 2016, and 2015 was $0.3 million, $0.3 million, and $0.1 million, respectively.

Measurement Date:  The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s pension plans, for the fiscal years ended March 31, 2017 and 2016 were as follows:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$261.0	$328.2
Service cost	0.6	0.6
Interest cost	9.8	11.2
Actuarial gain	(0.5)	(2.8)
Benefits paid (a)	(19.8)	(78.1)
Acquired obligations (b)	20.3	-
Effect of exchange rate changes	(1.6)	1.9
Benefit obligation at end of year	$269.8	$261.0

Change in plan assets:
Fair value of plan assets at beginning of year	$141.5	$217.0
Actual return on plan assets	11.0	(5.3)
Benefits paid (a)	(19.8)	(78.1)
Employer contributions	9.5	7.9
Acquired plan assets (b)	6.0	-
Fair value of plan assets at end of year	$148.2	$141.5
Funded status at end of year	$(121.6)	$(119.5)

Amounts recognized in the consolidated balance sheets:
Current liability	$(2.2)	$(0.9)
Noncurrent liability	(119.4)	(118.6)
	$(121.6)	$(119.5)

(a)	In fiscal 2016, $65.3 million was paid from plan assets in connection with lump-sum payouts.
(b)	As a result of its acquisition of Luvata HTS, the Company acquired pension plans in Italy, Austria and the U.S. See Note 2 for additional information.

The accumulated benefit obligation for pension plans was $266.8 million and $257.9 million as of March 31, 2017 and 2016, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $156.8 million and $162.0 million as of March 31, 2017 and 2016, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Costs for the Company’s pension plans included the following components for the fiscal years ended March 31, 2017, 2016, and 2015:

	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$0.6	$0.6	$0.5
Interest cost	9.8	11.2	13.0
Expected return on plan assets	(12.3)	(14.9)	(16.7)
Amortization of net actuarial loss	5.6	6.4	5.5
Settlements (a)	-	42.1	-
Net periodic benefit cost	$3.7	$45.4	$2.3

Other changes in benefit obligation recognized in other comprehensive loss (income):
Net actuarial loss	$1.0	$17.5	$46.4
Amortization of net actuarial loss (a)	(5.6)	(48.5)	(5.5)
Total recognized in other comprehensive (income) loss	$(4.6)	$(31.0)	$40.9

(a)
During fiscal 2016, in connection with lump-sum payouts to pension plan participants, the Company recorded $42.1 million of settlement losses, which were previously recorded in accumulated other comprehensive loss.

The Company estimates $5.6 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2018.

The Company used a discount rate of 4.1% as of both March 31, 2017 and 2016 for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 1.7% and 1.8% as of March 31, 2017 and 2016, respectively, in determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 4.1%, 4.3%, and 4.7% to determine its costs under its U.S. pension plans for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.  The Company used a discount rate of 1.7%, 1.3%, and 3.0% to determine its costs under its non-U.S. pension plans for the fiscal years ended March 31, 2017, 2016, and 2015, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the U.S. defined benefit plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2017 and 2016 were as follows:

	Target allocation as of March 31, 2017	Plan assets
		2017	2016
Equity securities	60%	58%	56%
Debt securities	38%	38%	36%
Cash	2%	4%	4%
Alternative assets	-	-	4%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2017 and 2016, the Company’s pension plans did not directly own shares of Modine common stock.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2017, 2016, and 2015 U.S. pension plan expense, the expected rate of return on plan assets was 8.0 percent.  For fiscal 2018 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 7.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to make contributions of $13.1 million to these plans during fiscal 2018.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2018	$17.1
2019	16.4
2020	17.0
2021	17.1
2022	17.6
2023-2027	90.4

Note 17:  Derivative Instruments

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

Commodity Derivatives:  The Company periodically enters into futures contracts related to certain forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices for future purchases of these commodities.  The Company has not designated commodity contracts entered into in fiscal 2017, 2016, and 2015 for hedge accounting.  Accordingly, unrealized gains and losses on these contracts are recorded within cost of sales.

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

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2017	March 31, 2016
Commodity derivatives	Other current assets	$0.7	$-
Commodity derivatives	Other current liabilities	-	0.1
Foreign exchange contracts	Other current assets	0.2	0.1

The amounts recorded in the consolidated statements of operations for the Company’s derivative financial instruments were as follows:

	Statement of Operations	Years ended March 31,
	Location	2017	2016	2015
Commodity derivatives	Cost of sales	$0.5	$(0.7)	$(0.2)
Foreign exchange contracts	Other income (expense) - net	1.3	0.6	(1.1)
Total gains (losses)		$1.8	$(0.1)	$(1.3)

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 18:  Contingencies and Litigation

Market risk:  The Company sells a broad range of products that provide thermal solutions to customers operating primarily in the automotive, commercial vehicle, construction, agricultural, and commercial, industrial, and building HVAC&R markets.  The Company operates in diversified markets as a strategy for offsetting the risk associated with a downturn in any one or more of the markets it serves.  The Company pursues new market opportunities after careful consideration of the potential associated risks and benefits.  However, the risk associated with market downturns is still present.

Credit risk:  The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2017, 2016 and 2015, two customers each accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers represented 54 percent of total sales in fiscal 2017 and 63 percent of total sales in both fiscal 2016 and 2015.  At March 31, 2017 and 2016, 35 percent and 45 percent, respectively, of the Company's trade accounts receivable were due from the Company's top ten customers.  These customers operate primarily in the automotive, truck, and heavy equipment markets and are influenced by similar market and general economic factors.  Collateral or advanced payments are generally not required.  The Company has not experienced significant credit losses to customers in the markets served.

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

As a result of its acquisition of Luvata HTS in fiscal 2017, the Company assumed certain environmental obligations.  The Company has recorded environmental accruals related to these matters, the most significant of which relates to historical soil and groundwater contamination remediation and monitoring for a manufacturing site in the United States.  In addition, the Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands, investigative work related to a previously-owned manufacturing facility in the United States, and groundwater contamination at its manufacturing facility in Brazil, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $16.8 million and $5.1 million at March 31, 2017 and 2016, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Brazil antitrust investigation:  During fiscal 2015, Brazil’s Administrative Council for Economic Defense (CADE) provided formal notice to the Company’s subsidiary in Brazil (“Modine Brazil”) of an administrative investigation regarding alleged violations of Brazil’s antitrust regulations by Modine Brazil and certain of its employees during a period of time at least seven years prior to the notice.  As of March 31, 2016, the Company accrued $2.8 million (BRL 10 million) related to this matter.  During fiscal 2017, the Company increased its accrual and reached agreement with CADE to settle the matter for $4.7 million (BRL 15 million).  As a result, the Company recorded a charge of $1.6 million (BRL 5 million) within SG&A expenses during fiscal 2017.  The Company expects to remit payment for the settlement in early fiscal 2018.

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

Note 19:  Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2016	$(36.0)	$(138.2)	$(174.2)

Other comprehensive income (loss) before reclassifications	(10.8)	(0.3)	(11.1)
Reclassifications for amortization of unrecognized net loss (a)	-	5.2	5.2
Income taxes	-	(1.7)	(1.7)
Total other comprehensive income (loss)	(10.8)	3.2	(7.6)

Balance, March 31, 2017	$(46.8)	$(135.0)	$(181.8)

	Foreign Currency Translation	Defined Benefit Plans	Total
Balance, March 31, 2015	$(40.7)	$(157.9)	$(198.6)

Other comprehensive income (loss) before reclassifications	4.7	(16.6)	(11.9)
Reclassifications:
Amortization of unrecognized net loss (a)	-	48.3	48.3
Amortization of unrecognized prior service credit (a)	-	(0.2)	(0.2)
Income taxes	-	(11.8)	(11.8)
Total other comprehensive loss	4.7	19.7	24.4

Balance, March 31, 2016	$(36.0)	$(138.2)	$(174.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 16 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 20:  Segment and Geographic Information

The Company’s product lines consist of heat-transfer components and systems.  The Company serves vehicular and commercial, industrial, and building HVAC&R markets.  In November 2016, the Company acquired Luvata HTS and, commencing from the acquisition date, has operated and reported results for the acquired business as its Commercial and Industrial Solutions (“CIS”) segment.  See Note 2 for additional information regarding the Luvata HTS acquisition.

The Company’s Americas, Europe, and Asia segments represent its vehicular businesses and primarily serve the automotive, commercial vehicle, and off-highway markets.  In addition, the Americas segment serves the automotive and commercial vehicle aftermarket in Brazil and provides coils to the commercial HVAC&R market in North America.  The Company’s CIS segment provides coils, coolers, and coating solutions to customers throughout the world.  The Company’s BHVAC segment provides heating, ventilating and air conditioning products to customers throughout the world.

Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

The following is a summary of net sales, gross profit, and operating income by segment:

	Years ended March 31,
Net sales:	2017	2016	2015
Americas	$534.0	$585.5	$666.9
Europe	524.3	524.1	578.2
Asia	111.5	79.0	81.2
CIS	177.7	-	-
BHVAC	171.6	181.4	186.3
Segment total	1,519.1	1,370.0	1,512.6
Corporate and eliminations	(16.1)	(17.5)	(16.2)
Net sales	$1,503.0	$1,352.5	$1,496.4

	Years ended March 31,
	2017		2016		2015
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$86.6	16.2%	$100.1	17.1%	$109.1	16.3%
Europe	80.9	15.4%	68.1	13.0%	68.7	11.9%
Asia	18.7	16.8%	12.2	15.5%	11.5	14.2%
CIS	26.0	14.6%	-	-	-	-
BHVAC	47.8	27.8%	54.2	29.9%	55.9	30.0%
Segment total	260.0	17.1%	234.6	17.1%	245.2	16.2%
Corporate and eliminations (a)	(6.7)	-	(11.1)	-	1.3	-
Gross profit	$253.3	16.9%	$223.5	16.5%	$246.5	16.5%

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	Years ended March 31,
Operating income:	2017	2016	2015
Americas	$26.7	$36.2	$33.4
Europe	37.1	13.3	25.7
Asia	7.7	0.8	0.3
CIS	7.5	-	-
BHVAC	13.1	13.9	19.1
Segment total	92.1	64.2	78.5
Corporate and eliminations (a)	(52.7)	(71.7)	(25.8)
Operating income (loss)	$39.4	$(7.5)	$52.7

(a)
During fiscal 2017, the Company recorded $14.8 million of costs incurred directly related to the acquisition and integration of Luvata HTS within SG&A expenses at Corporate.  In addition, as a result of purchase accounting for the Luvata HTS acquisition, the Company wrote up acquired inventory to its estimated fair value and charged the write-up to cost of sales as the underlying inventory was sold.  The Company recorded $4.3 million in cost of sales related to this inventory step-up at Corporate, as the impact of this purchase accounting adjustment is excluded from the Company’s measure of segment operating performance.  During fiscal 2016, the Company recorded pension settlement losses of $42.1 million at Corporate, within SG&A expenses ($33.3 million) and cost of sales ($8.8 million).  See Note 16 for additional information about the Company’s pension plans.

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.  The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance.

The following is a summary of total assets by segment:

	March 31,
	2017	2016
Americas	$282.9	$267.2
Europe	269.4	301.9
Asia	111.3	104.0
CIS	576.0	-
BHVAC	85.2	99.0
Corporate and eliminations	124.7	148.8
Total assets	$1,449.5	$920.9

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2017	2016	2015
Americas	$26.3	$26.7	$30.2
Europe	24.7	24.8	21.5
Asia	8.5	6.2	3.8
CIS	3.4	-	-
BHVAC	1.5	5.1	2.8
Total capital expenditures	$64.4	$62.8	$58.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	Years ended March 31,
Depreciation and amortization expense:	2017	2016	2015
Americas	$22.7	$22.1	$21.3
Europe	16.5	18.0	19.8
Asia	7.0	6.5	7.2
CIS	7.9	-	-
BHVAC	4.2	3.6	3.3
Total depreciation and amortization expense	$58.3	$50.2	$51.6

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2017	2016	2015
United States	$657.8	$627.6	$669.3
Hungary	145.6	145.9	161.0
Germany	130.1	155.3	193.8
Austria	125.2	113.1	118.7
Italy	94.4	44.1	40.6
Other	349.9	266.5	313.0
Net sales	$1,503.0	$1,352.5	$1,496.4

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2017	2016
United States	$124.7	$92.5
Italy	55.8	20.3
Mexico	47.0	30.9
Austria	44.3	44.2
China	40.0	33.6
Hungary	37.7	31.4
Germany	28.9	32.1
Other	80.6	53.6
Total property, plant and equipment	$459.0	$338.6

The following is a summary of net sales by end market:

	Years ended March 31,
	2017	2016	2015
Automotive	$461.0	$396.8	$401.8
Commercial vehicle	382.5	459.8	512.5
Off-highway	202.8	206.2	274.6
HVAC&R	400.9	232.1	229.6
Other	55.8	57.6	77.9
Net sales	$1,503.0	$1,352.5	$1,496.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 21:  Quarterly Financial Data (Unaudited)

Quarterly financial data is summarized below for the years ended March 31, 2017 and 2016:

	Fiscal 2017 quarters ended
	June	Sept.	Dec.	March	Fiscal 2017

Net sales	$347.2	$317.7	$349.8	$488.3	$1,503.0
Gross profit	62.0	47.7	58.7	84.9	253.3
Earnings (loss) from continuing operations (a)	8.9	(4.0)	1.9	8.1	14.9
Net earnings (loss) attributable to Modine (a)	8.6	(4.1)	1.7	8.0	14.2
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.18	$(0.09)	$0.04	$0.16	$0.29
Diluted	0.18	(0.09)	0.04	0.16	0.29

	Fiscal 2016 quarters ended
	June	Sept.	Dec.	March	Fiscal 2016

Net sales	$346.1	$334.0	$328.7	$343.7	$1,352.5
Gross profit	57.0	45.7	58.6	62.2	223.5
Earnings (loss) from continuing operations (b)	5.5	(22.5)	8.2	7.8	(1.0)
Net earnings (loss) attributable to Modine (b)	5.1	(22.5)	8.2	7.6	(1.6)
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.11	$(0.47)	$0.17	$0.16	$(0.03)
Diluted	0.11	(0.47)	0.17	0.16	(0.03)

(a)
During fiscal 2017, restructuring expenses totaled $2.3 million, $2.1 million, $1.6 million, and $4.9 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, and March 31, 2017, respectively (see Note 5).  During fiscal 2017, the Company sold two previously-closed manufacturing facilities in its Americas segment and a facility in its Europe segment and recognized net gains totaling $1.2 million and $0.8 million in the quarters ended September 30, 2016 and March 31, 2017, respectively.  During fiscal 2017, acquisition- and integration-related costs totaled $1.4 million, $3.0 million, $7.2 million, and $3.2 million for the quarters ended June 30, 2016, September 30, 2016, December 31, 2016, and March 31, 2017, respectively (see Note 2).  During the fourth quarter of fiscal 2017, the Company recorded a deferred tax valuation allowance related to a foreign tax jurisdiction, and, as a result, recorded income tax expense of $2.0 million (see Note 7).

(b)
During fiscal 2016, restructuring expenses totaled $2.6 million, $1.0 million, $1.6 million, and $11.4 million for the quarters ended June 30, 2015, September 30, 2015, December 31, 2015, and March 31, 2016, respectively (see Note 5).  During the fourth quarter of fiscal 2016, the Company recorded a $9.9 million asset impairment charge related to a manufacturing facility in Germany (see Note 5).  During fiscal 2016, non-cash pension settlement losses totaled $39.2 million, $1.1 million, and $1.8 million for the quarters ended September 30, 2015, December 31, 2015, and March 31, 2016, respectively (see Note 16).  During the fourth quarter of fiscal 2016, the Company recorded a $9.5 million gain related to an insurance settlement for equipment losses resulting from the Airedale fire.  Also during the fourth quarter of fiscal 2016, the Company reversed a deferred tax asset valuation allowance, and, as a result, recorded an income tax benefit related to a foreign tax jurisdiction of $3.0 million (see Note 7).

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Modine Manufacturing Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Modine Manufacturing Company and its subsidiaries at March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the Luvata HTS business, operated as the Company's CIS segment, from its assessment of internal control over financial reporting as of March 31, 2017 because it was acquired by the Company in a purchase business combination on November 30, 2016.  We have also excluded Luvata HTS from our audit of internal control over financial reporting.  Luvata HTS total assets and net sales excluded from management’s assessment and our audit of internal control over financial reporting represent $297 million and $178 million, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2017.

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 25, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was effective.

Management excluded the Luvata HTS business, operated as the Company’s CIS segment, from its assessment of internal control over financial reporting as of March 31, 2017 because it was acquired by the Company in a purchase business combination on November 30, 2016.  The total assets and net sales of Luvata HTS excluded from management’s assessment represent $297 million and $178 million, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended March 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As part of its post-closing integration activities for the Luvata HTS acquisition, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company.

This process has resulted in a change in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on July 20, 2017 (the “2017 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Executive Officers of the Registrant" in this Form 10-K.

Compliance with Section 16(a) of the Exchange Act. The Company incorporates by reference the information appearing in the 2017 Annual Meeting Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics. The Company incorporates by reference the information appearing in the 2017 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Ethics.”  The Company's Code of Ethics (labeled as the Code of Conduct) is included on its website, www.modine.com (About Modine link).

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2017 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2017 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2017 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2017 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2017 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2017 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2017 Annual Meeting Proxy Statement under the caption “Independent Auditors’ Fees for Fiscal 2017 and 2016.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2017, 2016 and 2015	41
Consolidated Statements of Comprehensive Income for the years ended March 31, 2017, 2016 and 2015	42
Consolidated Balance Sheets at March 31, 2017 and 2016	43
Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015	44
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2017, 2016 and 2015	45
Notes to Consolidated Financial Statements	46-73
Report of Independent Registered Public Accounting Firm	74

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	79

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	80-82

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

ITEM 16	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 25, 2017	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	May 25, 2017
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 25, 2017
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 25, 2017
Director

/s/ David J. Anderson
David J. Anderson	May 25, 2017
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 25, 2017
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 25, 2017
Director

/s/ Larry O. Moore
Larry O. Moore	May 25, 2017
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 25, 2017
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 25, 2017
Director

/s/ David G. Bills
David G. Bills	May 25, 2017
Director

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
 (A Wisconsin Corporation)

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2017, 2016 and 2015
 (In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Balance at End of Period

2017: Valuation Allowance for Deferred Tax Assets	$50.8	$(0.3)	$(0.9)	(a)	$49.6

2016: Valuation Allowance for Deferred Tax Assets	$48.0	$1.5	$1.3	(a)	$50.8

2015: Valuation Allowance for Deferred Tax Assets	$61.2	$(6.8)	$(6.4)	(a)	$48.0

Notes:

(a)	Foreign currency translation, increases due to the acquisition of Luvata HTS and other adjustments

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2017 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

2.1	Share Sale and Purchase Agreement between Luvata Heat Transfer Solutions II AB and Modine Manufacturing Company, dated as of September 6, 2016.	Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 6, 2016

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (333-161030) dated August 4, 2009

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 10, 2015

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 ("2003 10-K")

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

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

4.12
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

4.13
Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 15, 2016, with PGIM, Inc. and each of the Purchasers described therein relating to the $125,000,000 6.83% Secured Senior Notes, Series A, due August 12, 2020, the $50,000,000 5.75% Secured Senior Notes, Series B and Private Shelf Facility.
Exhibit 4.2 to November 15, 2016 8-K

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.5*	Employment Agreement, dated July 1, 2014, between Modine Holding GmbH and Holger Schwab, effective as of July 1, 2015.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2014

10.6*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000

10.7*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.8*	2007 Incentive Compensation Plan.	Appendix A to the Registrant's Proxy Statement dated June 18, 2007

10.9*	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 17, 2014

10.10*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011

10.11*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.12*	Form of Fiscal 2017 Modine Performance Stock Award Agreement.	Exhibit 10.1 to Form 10-Q for the first quarter ended June 30, 2016 ("June 30, 2016 10-Q")

10.13*	Form of Fiscal 2017 Modine Incentive Stock Options Award Agreement.	Exhibit 10.2 to June 30, 2016 10-Q

10.14*	Form of Fiscal 2017 Modine Restricted Stock Award Agreement.	Exhibit 10.3 to June 30, 2016 10-Q

10.15*	Form of Fiscal 2017 Modine Non-Qualified Stock Option Award Agreement.	Exhibit 10.4 to June 30, 2016 10-Q

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

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