Form 10-Q
period 2017-06-30
MODINE MANUFACTURING CO
filed 2017-08-02
CIK 67347

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐    No ☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,122,731 at July 28, 2017.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2017 and 2016
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2017	2016
Net sales	$515.5	$347.2
Cost of sales	427.0	284.9
Gross profit	88.5	62.3
Selling, general and administrative expenses	59.2	44.2
Restructuring expenses	1.7	2.3
Operating income	27.6	15.8
Interest expense	(6.6)	(3.0)
Other expense – net	(0.9)	(0.9)
Earnings before income taxes	20.1	11.9
Provision for income taxes	(2.7)	(3.0)
Net earnings	17.4	8.9
Net earnings attributable to noncontrolling interest	(0.4)	(0.3)
Net earnings attributable to Modine	$17.0	$8.6

Net earnings per share attributable to Modine shareholders:
Basic	$0.34	$0.18
Diluted	$0.34	$0.18

Weighted-average shares outstanding:
Basic	49.5	46.9
Diluted	50.1	47.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2017 and 2016
(In millions)
(Unaudited)

	Three months ended June 30,
	2017	2016
Net earnings	$17.4	$8.9
Other comprehensive income (loss):
Foreign currency translation	16.5	(4.9)
Defined benefit plans, net of income taxes of $0.5 and $0.4 million	0.8	0.9
Total other comprehensive income (loss)	17.3	(4.0)

Comprehensive income	34.7	4.9
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.2)
Comprehensive income attributable to Modine	$34.3	$4.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2017 and March 31, 2017
(In millions, except per share amounts)
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$41.5	$34.2
Trade accounts receivable – net	317.8	295.2
Inventories	180.2	168.5
Other current assets	61.4	55.4
Total current assets	600.9	553.3
Property, plant and equipment – net	473.0	459.0
Intangible assets – net	135.0	134.1
Goodwill	169.4	165.1
Deferred income taxes	111.7	108.4
Other noncurrent assets	30.2	29.6
Total assets	$1,520.2	$1,449.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$90.6	$73.4
Long-term debt – current portion	34.0	31.8
Accounts payable	246.8	230.3
Accrued compensation and employee benefits	76.0	74.8
Other current liabilities	41.3	45.1
Total current liabilities	488.7	455.4
Long-term debt	406.0	405.7
Deferred income taxes	9.5	9.7
Pensions	119.5	119.4
Other noncurrent liabilities	39.9	38.1
Total liabilities	1,063.6	1,028.3
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 51.9 million and 51.8 million shares	32.4	32.4
Additional paid-in capital	219.4	216.4
Retained earnings	389.7	372.4
Accumulated other comprehensive loss	(164.5)	(181.8)
Treasury stock, at cost, 1.8 million and 1.7 million shares	(27.1)	(25.4)
Total Modine shareholders' equity	449.9	414.0
Noncontrolling interest	6.7	7.2
Total equity	456.6	421.2
Total liabilities and equity	$1,520.2	$1,449.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2017 and 2016
(In millions)
(Unaudited)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$17.4	$8.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18.5	12.5
Deferred income taxes	(4.1)	(1.4)
Other – net	4.5	2.2
Changes in operating assets and liabilities:
Trade accounts receivable	(14.0)	(9.0)
Inventories	(7.3)	(5.5)
Accounts payable	15.2	(1.7)
Other assets and liabilities	(11.5)	(4.4)
Net cash provided by operating activities	18.7	1.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(21.6)	(14.5)
Other – net	(0.8)	1.1
Net cash used for investing activities	(22.4)	(13.4)

Cash flows from financing activities:
Borrowings of debt	48.1	14.2
Repayments of debt	(36.7)	(4.9)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	(0.9)	(1.1)
Net cash provided by financing activities	9.6	8.2

Effect of exchange rate changes on cash	1.4	(1.2)
Net increase (decrease) in cash and cash equivalents	7.3	(4.8)

Cash and cash equivalents – beginning of period	34.2	68.9
Cash and cash equivalents – end of period	$41.5	$64.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2017, except in regards to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2018 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2017.

Acquisition of Luvata HTS
On November 30, 2016, the Company completed the acquisition of 100% of the shares of multiple companies held by Luvata Heat Transfer Solutions II AB, a company incorporated in Sweden.  Combined, these acquired companies represented the Luvata Heat Transfer Solutions (“Luvata HTS”) business.  See Note 2 for additional information.

New Accounting Guidance:

Pension costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the income statement presentation of pension and postretirement costs.  This guidance requires companies to continue to present the service cost component of net periodic benefit cost within the same financial statement line item as other employee compensation costs; however, other components of net benefit cost are required to be presented outside of results from operations.  The Company adopted this guidance, on a retrospective basis, for its first quarter of fiscal 2018.  As a result, during the first quarter of fiscal 2018, the Company recorded $0.8 million of its net periodic benefit cost within other income and expense.  In addition, the Company reclassified net periodic benefit cost related to its pension and postretirement plans totaling $0.7 million ($0.3 million from cost of sales and $0.4 million from selling, general and administrative (“SG&A”) expenses) to other income and expense for the first quarter of fiscal 2017.

Share-based compensation
In March 2016, the FASB issued new guidance to simplify several aspects of accounting for share-based payment transactions.  The Company adopted this guidance for its first quarter of fiscal 2018.  The Company elected to account for forfeitures in the period in which they occur and recorded a cumulative-effect adjustment to equity.  In addition, the Company prospectively adopted the guidance requiring all excess tax benefits or deficiencies to be recognized as income tax expense or benefit when awards are settled.  The provisions of this guidance did not have a material impact on the Company's consolidated financial statements.  As a result of its adoption, the Company recorded a $0.4 million increase to both deferred tax assets and equity as of April 1, 2017.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Revenue recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers. This new guidance is effective for the Company’s first quarter of fiscal 2019 and allows for either a full-retrospective or a modified-retrospective transition method.

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

Note 2: Acquisition of Luvata HTS

On November 30, 2016, the Company completed its acquisition of a 100% ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Now operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  For the three months ended June 30, 2017, the Company included $157.5 million of net sales and operating income of $10.8 million within its consolidated statement of operations attributable to CIS operations.

The table below summarizes the Company’s allocation of the purchase price and includes measurement-period adjustments recorded in the first quarter of fiscal 2018.  These measurement-period adjustments resulted in an increase in goodwill totaling $1.3 million, primarily due to increases to income tax reserves.  At the time the June 30, 2017 financial statements were finalized, the Company was awaiting additional information to determine the fair value of certain assets acquired and liabilities assumed and, therefore, the allocation of purchase price is considered preliminary.  The Company expects to complete its evaluation of these matters in the second or third quarter of fiscal 2018.  These matters primarily relate to income tax reserves and contingent liabilities, including reserves for trade compliance, environmental, legal and product warranty matters.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company’s allocation of the purchase price for its acquisition of Luvata HTS is as follows:

Cash and cash equivalents	$27.4
Trade accounts receivable	86.3
Inventories	55.7
Property, plant and equipment	120.4
Intangible assets	130.2
Goodwill	151.9
Other assets	38.4
Accounts payable	(73.7)
Accrued compensation and employee benefits	(24.3)
Deferred income taxes	(38.8)
Pensions	(14.3)
Other liabilities	(43.6)
Purchase price	$415.6

The following unaudited supplemental pro forma information presents the Company’s consolidated results of operations as though the acquisition of Luvata HTS had occurred at the beginning of fiscal 2016.  This pro forma financial information is presented for illustrative purposes only and is not considered to be indicative of the operating results that would have been achieved had the acquisition been completed as of the date indicated.

Three months ended June 30, 2016
Net sales	$487.7
Net earnings attributable to Modine	16.0
Net earnings per share attributable to Modine shareholders:
Basic	$0.32
Diluted	0.32

The supplemental pro forma financial information includes adjustments for: (i) quarterly amortization and depreciation expense totaling $3.2 million for acquired tangible and intangible assets, (ii) estimated quarterly interest expense of $3.5 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within the applicable jurisdictions.  In addition, the pro forma financial information assumes that $1.4 million of fiscal 2017 acquisition-related transaction costs were incurred during fiscal 2016.  The pro forma financial information does not reflect expected cost or revenue synergies.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trusts.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.3 million and $5.0 million at June 30, 2017 and March 31, 2017, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2017	2016
Service cost	$0.1	$0.1
Interest cost	2.5	2.4
Expected return on plan assets	(3.0)	(3.0)
Amortization of unrecognized net loss	1.4	1.4
Net periodic benefit cost	$1.0	$0.9

During the three months ended June 30, 2017 and 2016, the Company contributed $1.9 million and $1.5 million, respectively, to its U.S. pension plans.

Note 5: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards and/or stock options for non-employee directors.

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $2.3 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2018 were based upon both a target three-year average return on average capital employed and a target three-year average revenue growth at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the three months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,
	2017		2016
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.30	0.3	$4.60
Restricted stock awards	0.2	$15.90	0.3	$10.00
Performance stock awards	0.2	$15.90	0.3	$10.00

The Company used the following assumptions in determining fair value for stock options:

	Three months ended June 30,
	2017	2016
Expected life of awards in years	6.4	6.4
Risk-free interest rate	1.9%	1.4%
Expected volatility of the Company's stock	44.3%	45.5%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of June 30, 2017, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.4	3.1
Restricted stock awards	7.9	3.0
Performance stock awards	7.3	2.3
Total	$18.6	2.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 6: Restructuring Activities

The Company’s restructuring actions during the first quarter of fiscal 2018 and 2017 consisted primarily of targeted headcount reductions and plant consolidation activities in the Americas segment.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2017	2016
Employee severance and related benefits	$0.5	$1.3
Other restructuring and repositioning expenses	1.2	1.0
Total	$1.7	$2.3

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2017	2016
Beginning balance	$6.5	$14.7
Additions	0.5	1.3
Payments	(3.3)	(3.1)
Effect of exchange rate changes	0.3	(0.2)
Ending balance	$4.0	$12.7

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2017	2016
Equity in earnings of non-consolidated affiliate	$-	$0.1
Interest income	0.1	0.1
Foreign currency transactions (a)	(0.2)	(0.4)
Net periodic benefit cost (b)	(0.8)	(0.7)
Total other expense - net	$(0.9)	$(0.9)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

(b)	Represents net periodic benefit cost, exclusive of service cost, for the Company’s pension and postretirement plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Income Taxes

For the three months ended June 30, 2017 and 2016, the Company’s effective income tax rate was 13.4 percent and 25.2 percent, respectively.

The most significant factors impacting the effective tax rate for the three months ended June 30, 2017, as compared with the prior-year period, were a $3.5 million benefit for a development tax credit in Hungary, changes in the valuation allowance related to certain foreign jurisdictions, and changes in the mix of foreign and domestic earnings.  At June 30, 2017, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $46.4 million and valuation allowances against certain U.S. deferred tax assets totaled $5.6 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  The Company may release the valuation allowance (approximately $3.0 million) in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company estimates that reductions to unrecognized tax benefits for the remainder of fiscal 2018 will total $2.7 million due to lapses in statutes of limitations and audit settlements, which, if recognized, would have a $1.9 million impact on the effective tax rate.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2017	2016
Net earnings attributable to Modine	$17.0	$8.6
Less: Undistributed earnings attributable to unvested shares	(0.2)	(0.1)
Net earnings available to Modine shareholders	$16.8	$8.5

Weighted-average shares outstanding - basic	49.5	46.9
Effect of dilutive securities	0.6	0.3
Weighted-average shares outstanding - diluted	50.1	47.2

Earnings per share:
Net earnings per share - basic	$0.34	$0.18
Net earnings per share - diluted	$0.34	$0.18

For the three months ended June 30, 2017 and 2016, the calculation of diluted earnings per share excluded 0.5 million and 1.1 million stock options, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 10: Inventories

Inventories consisted of the following:

	June 30, 2017	March 31, 2017
Raw materials and work in process	$134.8	$127.7
Finished goods	45.4	40.8
Total inventories	$180.2	$168.5

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2017	March 31, 2017
Gross property, plant and equipment	$1,225.1	$1,177.6
Accumulated depreciation	(752.1)	(718.6)
Net property, plant and equipment	$473.0	$459.0

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	CIS	Total
Goodwill, March 31, 2017	$0.5	$13.7	$150.9	$165.1
Acquisition (a)	-	-	1.3	1.3
Effect of exchange rate changes	-	0.4	2.6	3.0
Goodwill, June 30, 2017	$0.5	$14.1	$154.8	$169.4

(a)
During the first quarter of fiscal 2018, the Company recorded a $1.3 million increase to goodwill as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information.

Intangible assets consisted of the following:

	June 30, 2017			March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.3	$(2.8)	$59.5	$60.5	$(1.7)	$58.8
Trade names	59.4	(8.1)	51.3	58.4	(7.2)	51.2
Acquired technology	27.8	(3.6)	24.2	27.0	(2.9)	24.1
Total intangible assets	$149.5	$(14.5)	$135.0	$145.9	$(11.8)	$134.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company recorded amortization expense of $2.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$7.2
2019	9.5
2020	9.4
2021	8.8
2022	7.6
2023 & Beyond	92.5

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2017	2016
Beginning balance	$10.0	$8.3
Warranties recorded at time of sale	1.3	1.4
Adjustments to pre-existing warranties	(0.5)	0.1
Settlements	(1.0)	(1.3)
Effect of exchange rate changes	0.3	(0.1)
Ending balance	$10.1	$8.4

Note 14: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2017	March 31, 2017
Term loans	2022	$272.4	$268.9
6.8% Senior Notes	2021	113.0	117.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2032	10.9	8.3
		446.3	444.2
Less: current portion		(34.0)	(31.8)
Less: unamortized debt issuance costs		(6.3)	(6.7)
Total long-term debt		$406.0	$405.7

(a)	Other long-term debt includes capital lease obligations and other financing-type obligations.

At June 30, 2017 and March 31, 2017, the Company had $55.9 million and $40.4 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  At June 30, 2017, domestic letters of credit totaled $4.0 million, resulting in available capacity under the Company’s revolving credit facility of $115.1 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at June 30, 2017 and March 31, 2017 of $34.7 million and $33.0 million, respectively.  At June 30, 2017, the Company’s foreign unused lines of credit totaled $20.5 million.  In aggregate, the Company had total available lines of credit of $135.6 million at June 30, 2017.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with the Company’s acquisition of Luvata HTS, this leverage ratio covenant limit has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  The Company is also subject to an interest expense coverage ratio, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of June 30, 2017.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At June 30, 2017 and March 31, 2017, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $167.0 million and $170.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental accruals for obligations assumed as a result of its recent acquisition of Luvata HTS, the most significant of which relates to historical soil and groundwater contamination remediation and monitoring for a manufacturing site in the United States.  In addition, the Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands, investigative work related to a previously-owned manufacturing facility in the United States, and groundwater contamination at its manufacturing facility in Brazil, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $16.5 million and $16.8 million at June 30, 2017 and March 31, 2017, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Brazil antitrust investigation
As of March 31, 2017, the Company accrued $4.7 million (BRL 15 million) related to alleged violations of Brazil’s antitrust regulations.  During the first quarter of fiscal 2018, the Company paid $4.7 million to Brazil’s Administrative Council for Economic Defense to settle this matter.

Other litigation
In the normal course of business, the Company and its subsidiaries are named as defendants in various other lawsuits and enforcement proceedings by private parties, governmental agencies and/or others in which claims are asserted against Modine.  In the opinion of management, the liabilities, if any, which may ultimately result from such lawsuits or proceedings are not expected to have a material adverse effect on the Company’s financial position.

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2017
	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(46.8)	$(135.0)	$(181.8)

Other comprehensive income before reclassifications	16.5	-	16.5
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3
Income taxes	-	(0.5)	(0.5)
Total other comprehensive income	16.5	0.8	17.3

Ending balance	$(30.3)	$(134.2)	$(164.5)

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended June 30, 2016
	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(36.0)	$(138.2)	$(174.2)

Other comprehensive loss before reclassifications	(4.8)	-	(4.8)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3
Income taxes	-	(0.4)	(0.4)
Total other comprehensive income (loss)	(4.8)	0.9	(3.9)

Ending balance	$(40.8)	$(137.3)	$(178.1)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

Note 17: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment.  In the first quarter of fiscal 2018, the Company adopted new accounting guidance related to the income statement presentation of pension and postretirement costs.  Accordingly, the Company recast the comparable fiscal 2017 segment financial results to conform to the current-period presentation.  See Note 1 for additional information on this new accounting guidance.

	Three months ended June 30,
Net sales:	2017	2016
Americas	$148.3	$140.0
Europe	136.3	146.0
Asia	35.4	24.9
Commercial and Industrial Solutions	157.5	-
Building HVAC	43.0	39.9
Segment total	520.5	350.8
Corporate and eliminations	(5.0)	(3.6)
Net sales	$515.5	$347.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended June 30,
	2017		2016
Gross profit:	$'s	% of sales	$'s	% of sales
Americas	$26.5	17.9%	$25.2	18.0%
Europe	19.3	14.2%	25.3	17.3%
Asia	6.3	17.7%	4.4	17.6%
Commercial and Industrial Solutions	25.3	16.0%	-	-
Building HVAC	11.1	25.9%	10.0	25.1%
Segment total	88.5	17.0%	64.9	18.5%
Corporate and eliminations	-	-	(2.6)	-
Gross profit	$88.5	17.2%	$62.3	17.9%

	Three months ended June 30,
Operating income:	2017	2016
Americas	$12.1	$9.6
Europe	7.9	15.3
Asia	3.3	1.5
Commercial and Industrial Solutions	10.8	-
Building HVAC	3.1	0.9
Segment total	37.2	27.3
Corporate and eliminations	(9.6)	(11.5)
Operating income	$27.6	$15.8

	June 30, 2017	March 31, 2017
Total assets:
Americas	$283.2	$282.9
Europe	294.6	269.4
Asia	114.5	111.3
Commercial and Industrial Solutions	610.7	576.0
Building HVAC	95.5	85.2
Corporate and eliminations	121.7	124.7
Total assets	$1,520.2	$1,449.5

Item2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2017 was the first quarter of fiscal 2018.

On November 30, 2016, we acquired Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Now operating as our Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.

First Quarter Highlights:  Net sales in the first quarter of fiscal 2018 increased $168.3 million, or 48 percent, from the first quarter of fiscal 2017, primarily due to $157.5 million of incremental sales from our CIS segment and higher sales in our Asia, Americas, and Building HVAC segments.  Gross profit increased $26.2 million, including $25.3 million contributed by our CIS segment.  Gross margin declined 70 basis points to 17.2 percent, as the benefit of higher sales volume was more than offset by unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS.  Selling, general and administrative (“SG&A”) expenses increased $15.0 million, primarily due to $14.5 million of SG&A expenses in our CIS segment.  Our net earnings of $17.4 million represent an $8.5 million improvement compared with the first quarter of the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017		2016
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$515.5	100.0%	$347.2	100.0%
Cost of sales	427.0	82.8%	284.9	82.1%
Gross profit	88.5	17.2%	62.3	17.9%
Selling, general and administrative expenses	59.2	11.5%	44.2	12.7%
Restructuring expenses	1.7	0.3%	2.3	0.7%
Operating income	27.6	5.4%	15.8	4.5%
Interest expense	(6.6)	-1.3%	(3.0)	-0.9%
Other expense – net	(0.9)	-0.2%	(0.9)	-0.2%
Earnings before income taxes	20.1	3.9%	11.9	3.4%
Provision for income taxes	(2.7)	-0.5%	(3.0)	-0.8%
Net earnings	$17.4	3.4%	$8.9	2.6%

First quarter net sales of $515.5 million were $168.3 million, or 48 percent, higher than the first quarter of the prior year, primarily due to $157.5 million of incremental sales from our CIS segment and higher sales in our Asia, Americas, and Building HVAC segments, partially offset by lower sales in our Europe segment and a $4.7 million unfavorable impact of foreign currency exchange rate changes.

First quarter gross profit increased $26.2 million, yet gross margin declined 70 basis points to 17.2 percent.  The decline in gross margin was primarily due to unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS, partially offset by higher sales volume.  In addition, gross profit was negatively impacted by $0.7 million from foreign currency exchange rate changes.  Many of our customer contracts include material pass-through provisions, on a lag-basis, that allow us to prospectively adjust customer pricing.  We expect these provisions will aid in alleviating the negative gross margin impact of higher metals costs as we progress through fiscal 2018.

SG&A expenses increased $15.0 million from the first quarter of fiscal 2017 to the first quarter of fiscal 2018.  SG&A expenses, as a percentage of net sales, decreased 120 basis points compared with the first quarter of the prior year.  The increase in SG&A expenses was primarily due to $14.5 million of SG&A expenses in our CIS segment.  Foreign currency exchange rate changes favorably impacted SG&A expenses during the first quarter by $0.5 million.

Restructuring expenses of $1.7 million in the first quarter of fiscal 2018 decreased $0.6 million compared with the prior year and primarily consisted of costs related to plant consolidation activities and severance expenses in the Americas segment.

Operating income of $27.6 million in the first quarter of fiscal 2018 increased $11.8 million compared with the first quarter of fiscal 2017 and included $10.8 million of operating income contributed by our CIS segment.

Interest expense increased $3.6 million to $6.6 million in the first quarter of fiscal 2018, primarily due to the debt issued in November 2016 to finance a significant portion of our acquisition of Luvata HTS.

Our provision for income taxes of $2.7 million decreased $0.3 million compared with the first quarter of the prior year.  Our tax provision in the first quarter of fiscal 2018 included a $3.5 million benefit related to a development tax credit in Hungary.  We expect the full-year benefit for this tax credit to total approximately $10.0 million for fiscal 2018.  We do not expect the impact of this tax credit to be significant in fiscal 2019.  It is possible that we may release the tax valuation allowance (approximately $3.0 million) in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income tax valuation allowances.

SEGMENT RESULTS OF OPERATIONS

Since the date we acquired Luvata HTS (November 30, 2016), we have included CIS segment financial results within our consolidated results of operations.  As CIS financial results were not included in our consolidated financial statements for the first quarter of fiscal 2017, we have not provided separate discussion of our CIS segment below. The contributions of our CIS segment are included within the discussion of our consolidated financial results above.  The following is a discussion of our segment results of operations for the three months ended June 30, 2017 and 2016:

Americas
	Three months ended June 30,
	2017		2016
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$148.3	100.0%	$140.0	100.0%
Cost of sales	121.8	82.1%	114.8	82.0%
Gross profit	26.5	17.9%	25.2	18.0%
Selling, general and administrative expenses	13.0	8.8%	13.4	9.5%
Restructuring expenses	1.4	0.9%	2.2	1.6%
Operating income	$12.1	8.2%	$9.6	6.9%

Americas net sales increased $8.3 million, or 6 percent, from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, primarily due to higher sales volume to off-highway customers, increased sales in Brazil, and a $1.3 million favorable impact of foreign currency exchange rate changes, partially offset by lower sales volume to commercial vehicle customers in North America.  Gross profit increased $1.3 million, primarily due to higher sales volume, partially offset by unfavorable material costs.  SG&A expenses decreased $0.4 million, primarily due to ongoing cost-control initiatives.  Restructuring expenses in the first quarter of fiscal 2018 of $1.4 million consisted primarily of costs related to plant consolidation activities in North America and targeted headcount reductions in Brazil.  Operating income increased $2.5 million, primarily due to higher gross profit and lower restructuring expenses.

Europe
	Three months ended June 30,
	2017		2016
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$136.3	100.0%	$146.0	100.0%
Cost of sales	117.0	85.8%	120.7	82.7%
Gross profit	19.3	14.2%	25.3	17.3%
Selling, general and administrative expenses	11.1	8.2%	10.3	7.0%
Restructuring expenses (income)	0.3	0.2%	(0.3)	-0.2%
Operating income	$7.9	5.8%	$15.3	10.5%

Europe net sales decreased $9.7 million, or 7 percent, from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, primarily due to the planned wind-down of certain commercial vehicle programs and a $3.4 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher tooling sales.  Gross profit decreased $6.0 million and gross margin declined 310 basis points to 14.2 percent, primarily due to unfavorable material costs and lower sales volume.  In addition, gross profit was unfavorably impacted by $0.4 million from foreign currency exchange rate changes.  SG&A expenses increased $0.8 million, primarily due to higher compensation-related expenses.  Restructuring expenses in the first quarter of fiscal 2018 of $0.3 million consisted primarily of equipment transfer costs.  Operating income decreased $7.4 million, primarily due to lower gross profit and higher SG&A expenses.

Asia
	Three months ended June 30,
	2017		2016
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$35.4	100.0%	$24.9	100.0%
Cost of sales	29.1	82.3%	20.5	82.4%
Gross profit	6.3	17.7%	4.4	17.6%
Selling, general and administrative expenses	3.0	8.3%	2.9	11.8%
Operating income	$3.3	9.4%	$1.5	5.8%

Asia net sales increased $10.5 million, or 42 percent, from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, primarily due to higher sales volume to automotive customers in China and India and to off-highway customers in all of our geographic markets, partially offset by a $0.6 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $1.9 million, primarily due to higher sales volume, partially offset by unfavorable material costs.  SG&A expenses remained relatively flat compared with the prior year, and decreased 350 basis points as a percentage of sales.  Operating income of $3.3 million increased $1.8 million, primarily due to higher gross profit.

Building HVAC
	Three months ended June 30,
	2017		2016
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$43.0	100.0%	$39.9	100.0%
Cost of sales	31.9	74.1%	29.9	74.9%
Gross profit	11.1	25.9%	10.0	25.1%
Selling, general and administrative expenses	8.0	18.7%	8.7	21.8%
Restructuring expenses	-	-	0.4	1.0%
Operating income	$3.1	7.2%	$0.9	2.3%

Building HVAC net sales increased $3.1 million, or 8 percent, from the first quarter of fiscal 2017 to the first quarter of fiscal 2018, primarily due to higher air conditioning product sales in the U.K. and higher school ventilation and heating product sales in North America, partially offset by a $2.2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $1.1 million and gross margin improved 80 basis points to 25.9 percent, primarily due to higher sales volume.  In addition, gross profit was unfavorably impacted by $0.4 million from foreign currency exchange rate changes.  SG&A expenses decreased $0.7 million, primarily due to lower compensation-related expenses, including the impact of previous headcount reductions, and a $0.3 million favorable impact of foreign currency exchange rate changes.  Operating income of $3.1 million increased $2.2 million, primarily due to higher gross profit and lower SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at June 30, 2017 of $41.5 million, and an available borrowing capacity of $135.6 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $39.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the three months ended June 30, 2017 was $18.7 million, which was a $17.1 million increase compared with the same period in the prior year.  This increase in operating cash flow primarily resulted from an increase in operating earnings and favorable net changes in working capital, partially offset by payments of $4.7 million to settle a legal matter in Brazil (see Note 15 for additional information).  Capital expenditures of $21.6 million during the first three months of fiscal 2018 increased $7.1 million compared with the same period in the prior year, primarily due to equipment purchases to expand our manufacturing capacity in China, tooling and equipment purchases to support new product launches, and capital expenditures by our recently-acquired CIS segment.

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with our acquisition of Luvata HTS, the leverage ratio has been temporarily raised to no more than three and three-quarters times Adjusted EBITDA through the second quarter of fiscal 2018, and thereafter to no more than three and one-half times Adjusted EBITDA through the first quarter of fiscal 2019.  We are also subject to an interest expense coverage ratio, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

Our leverage ratio at June 30, 2017 was 3.0, which was below the maximum permitted ratio of 3.75.  Our interest expense coverage ratio at June 30, 2017 was 7.0, which exceeded the minimum requirement of 3.0.  We were in compliance with our debt covenants as of June 30, 2017 and expect to remain in compliance during the balance of fiscal 2018 and beyond.

On June 9, 2017, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective as of June 26, 2017.  The shelf registration statement allows us to offer and sell, from time to time, shares of our common stock, preferred stock, warrants to purchase shares of common stock, and debt securities in one or more offerings in amounts, at prices and on terms that we determine at the time of any such offering, with an aggregate initial offering price of up to $200.0 million.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. Other risks and uncertainties include, but are not limited to, the following:

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

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•
Costs and other effects of the investigation and remediation of environmental contamination; particularly when related to the actions or inactions of others and/or facilities over which we have no control;

•
Increasingly complex and restrictive laws and regulations, including those associated with being a U.S. public company and others present in various jurisdictions in which we operate, and the costs associated with compliance therewith;

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of unanticipated litigation, claims, or other obligations, including those associated with our recent acquisition of Luvata HTS.

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

Item3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.  The Company’s market risks have not materially changed since the fiscal 2017 Form 10-K was filed.

Item4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation, at the direction of the General Counsel and under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

As part of its post-closing integration activities for the Luvata HTS acquisition, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company.  This customary integration-related process has resulted in a change in the Company’s internal control over financial reporting during the first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2017	_______	_______	_______	_______

May 1 – May 31, 2017	26,505 (a)	$15.20	_______	_______

June 1 – June 30, 2017	81,179 (a)	$15.85	_______	_______

Total	107,684 (a)	$15.69	_______	_______

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

Item6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1 *	Form of Fiscal 2018 Modine Performance Stock Award Agreement		X

10.2 *	Form of Fiscal 2018 Modine Incentive Stock Options Award Agreement		X

10.3 *	Form of Fiscal 2018 Modine Restricted Stock Unit Award Agreement		X

10.4 *	Form of Fiscal 2018 Modine Non-Qualified Stock Option Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 11, Part 6 of Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: August 2, 2017

* Executing as both the principal financial officer and a duly authorized officer of the Company