Form 10-Q
period 2017-09-30
MODINE MANUFACTURING CO
filed 2017-11-01
CIK 67347

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,342,212 at October 27, 2017.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2017 and 2016
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net sales	$508.3	$317.7	$1,023.8	$664.9
Cost of sales	422.2	269.7	849.2	554.6
Gross profit	86.1	48.0	174.6	110.3
Selling, general and administrative expenses	62.2	48.2	121.4	92.4
Restructuring expenses	0.4	2.1	2.1	4.4
Gain on sale of facility	-	(1.2)	-	(1.2)
Operating income (loss)	23.5	(1.1)	51.1	14.7
Interest expense	(6.6)	(3.0)	(13.2)	(6.0)
Other expense – net	(1.1)	(0.9)	(2.0)	(1.8)
Earnings (loss) before income taxes	15.8	(5.0)	35.9	6.9
Benefit (provision) for income taxes	0.5	1.0	(2.2)	(2.0)
Net earnings (loss)	16.3	(4.0)	33.7	4.9
Net earnings attributable to noncontrolling interest	(0.4)	(0.1)	(0.8)	(0.4)
Net earnings (loss) attributable to Modine	$15.9	$(4.1)	$32.9	$4.5

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.32	$(0.09)	$0.66	$0.09
Diluted	$0.31	$(0.09)	$0.65	$0.09

Weighted-average shares outstanding:
Basic	49.8	47.1	49.6	47.0
Diluted	50.7	47.1	50.4	47.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2017 and 2016
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net earnings (loss)	$16.3	$(4.0)	$33.7	$4.9
Other comprehensive income (loss):
Foreign currency translation	11.3	2.0	27.8	(2.9)
Defined benefit plans, net of income taxes of $0.4, $0.5, $0.9 and $0.9 million	0.9	0.8	1.7	1.7
Total other comprehensive income (loss)	12.2	2.8	29.5	(1.2)

Comprehensive income (loss)	28.5	(1.2)	63.2	3.7
Comprehensive income attributable to noncontrolling interest	(0.4)	(0.3)	(0.8)	(0.5)
Comprehensive income (loss) attributable to Modine	$28.1	$(1.5)	$62.4	$3.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and March 31, 2017
(In millions, except per share amounts)
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$50.5	$34.2
Trade accounts receivable – net	308.0	295.2
Inventories	184.3	168.5
Other current assets	60.6	55.4
Total current assets	603.4	553.3
Property, plant and equipment – net	490.2	459.0
Intangible assets – net	134.3	134.1
Goodwill	171.4	165.1
Deferred income taxes	113.9	108.4
Other noncurrent assets	24.8	29.6
Total assets	$1,538.0	$1,449.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$67.6	$73.4
Long-term debt – current portion	36.0	31.8
Accounts payable	259.9	230.3
Accrued compensation and employee benefits	73.5	74.8
Other current liabilities	44.1	45.1
Total current liabilities	481.1	455.4
Long-term debt	401.9	405.7
Deferred income taxes	9.4	9.7
Pensions	116.9	119.4
Other noncurrent liabilities	39.1	38.1
Total liabilities	1,048.4	1,028.3
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.1 million and 51.8 million shares	32.6	32.4
Additional paid-in capital	223.7	216.4
Retained earnings	405.6	372.4
Accumulated other comprehensive loss	(152.3)	(181.8)
Treasury stock, at cost, 1.8 million and 1.7 million shares	(27.1)	(25.4)
Total Modine shareholders' equity	482.5	414.0
Noncontrolling interest	7.1	7.2
Total equity	489.6	421.2
Total liabilities and equity	$1,538.0	$1,449.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2017 and 2016
(In millions)
(Unaudited)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$33.7	$4.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37.8	25.4
Deferred income taxes	(7.3)	(5.6)
Stock-based compensation expense	5.4	3.5
Gain on sale of facility	-	(1.2)
Other – net	5.5	1.3
Changes in operating assets and liabilities:
Trade accounts receivable	1.0	3.7
Inventories	(9.1)	(1.9)
Accounts payable	20.2	(8.1)
Other assets and liabilities	(16.1)	(8.4)
Net cash provided by operating activities	71.1	13.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(36.8)	(32.0)
Proceeds from dispositions of assets	-	4.3
Other – net	(0.9)	0.8
Net cash used for investing activities	(37.7)	(26.9)

Cash flows from financing activities:
Borrowings of debt	82.5	29.3
Repayments of debt	(101.3)	(20.1)
Dividend paid to noncontrolling interest	(0.9)	-
Other – net	0.3	(1.1)
Net cash (used for) provided by financing activities	(19.4)	8.1

Effect of exchange rate changes on cash	2.3	(0.7)
Net increase (decrease) in cash and cash equivalents	16.3	(5.9)

Cash and cash equivalents – beginning of period	34.2	68.9
Cash and cash equivalents – end of period	$50.5	$63.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2017, except in regards to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2018 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2017.

Acquisition of Luvata HTS
On November 30, 2016, the Company completed the acquisition of 100 percent of the shares of multiple companies held by Luvata Heat Transfer Solutions II AB, a company incorporated in Sweden.  Combined, these acquired companies represented the Luvata Heat Transfer Solutions (“Luvata HTS”) business.  See Note 2 for additional information.

New Accounting Guidance

Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to hedge accounting.  The main objectives of the new guidance include aligning hedge accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs.  The Company plans to early adopt the new guidance for its third quarter of fiscal 2018 and does not expect this guidance will have a material impact on its consolidated financial statements.

Pension Costs
In March 2017, the FASB issued new guidance related to the income statement presentation of pension and postretirement costs.  This guidance requires companies to continue to present the service cost component of net periodic benefit cost within the same financial statement line item as other employee compensation costs; however, other components of net benefit cost are required to be presented outside of results from operations.  The Company adopted this guidance, on a retrospective basis, beginning in its first quarter of fiscal 2018.  As a result, the Company recorded $0.8 million and $1.6 million of net periodic benefit cost within other income and expense for the three and six months ended September 30, 2017, respectively, and reclassified the net periodic benefit cost, exclusive of service cost, to other income and expense for the comparative periods in fiscal 2017.  For the three and six months ended September 30, 2016, the Company reclassified net periodic benefit cost totaling $0.8 million ($0.3 million from cost of sales and $0.5 million from selling, general and administrative (“SG&A”) expenses) and $1.5 million ($0.6 million from cost of sales and $0.9 million from SG&A expenses), respectively, to other income and expense.

Share-based Compensation
In March 2016, the FASB issued new guidance to simplify several aspects of accounting for share-based payment transactions.  The Company adopted this guidance beginning in its first quarter of fiscal 2018.  The Company elected to account for forfeitures in the period in which they occur and recorded a cumulative-effect adjustment to equity.  In addition, the Company prospectively adopted the guidance requiring all excess tax benefits or deficiencies to be recognized as income tax expense or benefit when share-based awards are settled.  The provisions of this guidance did not have a material impact on the Company's consolidated financial statements.  As a result of adopting this new guidance, the Company recorded a $0.4 million increase to both deferred tax assets and equity as of April 1, 2017.

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

Revenue Recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers. This new guidance is effective for the Company’s first quarter of fiscal 2019 and the Company plans to adopt it using a modified-retrospective transition method.

The Company is currently in the process of assessing customer contracts and evaluating contractual provisions that may result in a change in the timing of revenue recognized in comparison with current guidance.  Under current guidance, the Company generally recognizes revenue when products are shipped and risk of loss has transferred to the customer.  The Company is evaluating whether contractual provisions may provide an enforceable right to payment for its customized products, which may require revenue recognition prior to the product being shipped to the customer.  In addition, the Company is evaluating pricing provisions contained in certain of its customer contracts to determine the appropriate timing of revenue recognition based upon the new guidance.  The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements and its revenue recognition policies.

Note 2: Acquisition of Luvata HTS

On November 30, 2016, the Company completed its acquisition of a 100 percent ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Now operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  For the six months ended September 30, 2017, the Company included $306.7 million of net sales and operating income of $18.9 million within its consolidated statement of operations attributable to CIS operations.

The table below summarizes the Company’s allocation of the purchase price and includes measurement-period adjustments recorded in the first six months of fiscal 2018.  These measurement-period adjustments resulted in an increase in goodwill totaling $1.3 million, primarily due to increases to income tax reserves and changes in liabilities for product warranties.  At the time the September 30, 2017 financial statements were finalized, the Company was awaiting additional information, primarily related to trade compliance matters, to determine the fair value of certain assets acquired and liabilities assumed and therefore, the allocation of purchase price is considered preliminary.  The Company will finalize the purchase price allocation for its acquisition of Luvata HTS in November 2017.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company’s allocation of the purchase price for its acquisition of Luvata HTS is as follows:

Cash and cash equivalents	$27.4
Trade accounts receivable	86.1
Inventories	55.0
Property, plant and equipment	120.4
Intangible assets	130.2
Goodwill	151.9
Other assets	39.1
Accounts payable	(73.7)
Accrued compensation and employee benefits	(24.3)
Deferred income taxes	(39.5)
Pensions	(14.3)
Other liabilities	(42.7)
Purchase price	$415.6

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

	Three months ended September 30, 2016	Six months ended September 30, 2016
Net sales	$466.1	$953.8
Net earnings attributable to Modine	2.3	18.3
Net earnings per share attributable to Modine shareholders:
Basic	$0.05	$0.37
Diluted	0.05	0.37

The supplemental pro forma financial information includes adjustments for: (i) quarterly amortization and depreciation expense totaling $3.2 million for acquired tangible and intangible assets, (ii) estimated quarterly interest expense of $3.5 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within the applicable jurisdictions.  In addition, the pro forma financial information assumes that $4.4 million of fiscal 2017 acquisition-related transaction costs were incurred during fiscal 2016.  The pro forma financial information does not reflect achieved or expected cost and revenue synergies.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trusts.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.4 million and $5.0 million at September 30, 2017 and March 31, 2017, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Service cost	$0.2	$0.2	$0.3	$0.3
Interest cost	2.4	2.4	4.9	4.8
Expected return on plan assets	(3.0)	(3.1)	(6.0)	(6.1)
Amortization of unrecognized net loss	1.4	1.4	2.8	2.8
Net periodic benefit cost	$1.0	$0.9	$2.0	$1.8

During the six months ended September 30, 2017 and 2016, the Company contributed $4.5 million and $3.3 million, respectively, to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $3.1 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively.  The Company recognized stock-based compensation expense of $5.4 million and $3.5 million for the six months ended September 30, 2017 and 2016, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2018 is based upon both a target three-year average return on average capital employed and a target three-year average revenue growth at the end of the three-year performance period.

The fair value of stock-based compensation awards granted during the six months ended September 30, 2017 and 2016 were as follows:

	Six months ended September 30,
	2017		2016
	Shares	Fair Value Per Award	Shares	Fair Value Per Award

Stock options	0.2	$7.30	0.3	$4.60
Restricted stock awards	0.2	$15.90	0.3	$10.00
Performance stock awards	0.2	$15.90	0.3	$10.00
Unrestricted stock awards	0.1	$16.95	0.1	$9.38

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2017	2016
Expected life of awards in years	6.4	6.4
Risk-free interest rate	1.9%	1.4%
Expected volatility of the Company's stock	44.3%	45.5%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2017, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.9	2.9
Restricted stock awards	6.8	2.8
Performance stock awards	6.1	2.0
Total	$15.8	2.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 6: Restructuring Activities

The Company’s restructuring actions during the first six months of fiscal 2018 and 2017 primarily consisted of plant consolidation activities and targeted headcount reductions in the Americas segment.  In addition, the Company is engaged in transferring production of certain product lines to Hungary from other manufacturing facilities within the Europe segment, primarily to expand its low-cost country footprint in Europe to ensure continued competitiveness in the region.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Employee severance and related benefits	$0.1	$0.8	$0.6	$2.1
Other restructuring and repositioning expenses	0.3	1.3	1.5	2.3
Total	$0.4	$2.1	$2.1	$4.4

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2017	2016
Beginning balance	$4.0	$12.7
Additions	0.1	0.8
Payments	(1.2)	(4.1)
Effect of exchange rate changes	0.1	(0.2)
Ending balance	$3.0	$9.2

	Six months ended September 30,
	2017	2016
Beginning balance	$6.5	$14.7
Additions	0.6	2.1
Payments	(4.5)	(7.2)
Effect of exchange rate changes	0.4	(0.4)
Ending balance	$3.0	$9.2

During the second quarter of fiscal 2017, the Company sold a manufacturing facility in its Europe segment for cash proceeds of $4.3 million and recognized a gain of $1.2 million as a result.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Equity in (losses) earnings of non-consolidated affiliate	$(0.1)	$-	$(0.1)	$0.1
Interest income	0.1	0.1	0.2	0.2
Foreign currency transactions (a)	(0.3)	(0.2)	(0.5)	(0.6)
Net periodic benefit cost (b)	(0.8)	(0.8)	(1.6)	(1.5)
Total other expense - net	$(1.1)	$(0.9)	$(2.0)	$(1.8)

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

Note 8: Income Taxes

For the three months ended September 30, 2017 and 2016, the Company’s effective income tax rate was (3.2) percent and 20.0 percent, respectively.  For the six months ended September 30, 2017 and 2016, the Company’s effective income tax rate was 6.1 percent and 29.0 percent, respectively.

The most significant factors impacting the effective tax rates for the three and six months ended September 30, 2017, as compared with the prior-year periods, were income tax benefits resulting from both a development tax credit in Hungary and a reduction of unrecognized tax benefits, as well as changes in the valuation allowance related to certain foreign jurisdictions and changes in the mix of foreign and domestic earnings.  The development tax credit in Hungary resulted in a tax benefit of $2.2 million and $5.7 million in the three and six months ended September 30, 2017, respectively.  Also, in the second quarter of fiscal 2018, the Company reduced its unrecognized tax benefits by $1.8 million as a result of a lapse in statutes of limitations.  At September 30, 2017, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $47.0 million and valuation allowances against certain U.S. deferred tax assets totaled $5.8 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  The Company may release the valuation allowance (approximately $3.0 million) in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2018.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Net earnings (loss) attributable to Modine	$15.9	$(4.1)	$32.9	$4.5
Less: Undistributed earnings attributable to unvested shares	(0.1)	-	(0.3)	(0.1)
Net earnings (loss) available to Modine shareholders	$15.8	$(4.1)	$32.6	$4.4

Weighted-average shares outstanding - basic	49.8	47.1	49.6	47.0
Effect of dilutive securities	0.9	-	0.8	0.3
Weighted-average shares outstanding - diluted	50.7	47.1	50.4	47.3

Earnings per share:
Net earnings (loss) per share - basic	$0.32	$(0.09)	$0.66	$0.09
Net earnings (loss) per share - diluted	$0.31	$(0.09)	$0.65	$0.09

For both the three and six months ended September 30, 2017, the calculation of diluted earnings per share excluded 0.3 million stock options because they were anti-dilutive.  For both the three and six months ended September 30, 2016, the calculation of diluted earnings per share excluded 1.1 million stock options because they were anti-dilutive.  For the three months ended September 30, 2016, the total number of potentially dilutive securities was 0.4 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10: Inventories

Inventories consisted of the following:

	September 30, 2017	March 31, 2017
Raw materials and work in process	$139.5	$127.7
Finished goods	44.8	40.8
Total inventories	$184.3	$168.5

Note 11: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2017	March 31, 2017
Gross property, plant and equipment	$1,252.2	$1,177.6
Accumulated depreciation	(762.0)	(718.6)
Net property, plant and equipment	$490.2	$459.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	CIS	Total
Goodwill, March 31, 2017	$0.5	$13.7	$150.9	$165.1
Acquisition (a)	-	-	1.3	1.3
Effect of exchange rate changes	-	0.7	4.3	5.0
Goodwill, September 30, 2017	$0.5	$14.4	$156.5	$171.4

(a)
During the first six months of fiscal 2018, the Company recorded a $1.3 million increase to goodwill as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information.

Intangible assets consisted of the following:

	September 30, 2017			March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$63.2	$(3.7)	$59.5	$60.5	$(1.7)	$58.8
Trade names	60.0	(9.1)	50.9	58.4	(7.2)	51.2
Acquired technology	28.2	(4.3)	23.9	27.0	(2.9)	24.1
Total intangible assets	$151.4	$(17.1)	$134.3	$145.9	$(11.8)	$134.1

The Company recorded amortization expense of $2.4 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.  The Company recorded amortization expense of $4.8 million and $0.8 million for the six months ended September 30, 2017 and 2016, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$4.9
2019	9.6
2020	9.5
2021	8.9
2022	7.7
2023 & Beyond	93.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2017	2016
Beginning balance	$10.1	$8.4
Warranties recorded at time of sale	1.4	1.1
Adjustments to pre-existing warranties	0.3	(0.2)
Adjustments due to acquisition (a)	(1.0)	-
Settlements	(1.5)	(1.0)
Effect of exchange rate changes	0.1	0.1
Ending balance	$9.4	$8.4

	Six months ended September 30,
	2017	2016
Beginning balance	$10.0	$8.3
Warranties recorded at time of sale	2.7	2.5
Adjustments to pre-existing warranties	(0.2)	(0.1)
Adjustments due to acquisition (a)	(1.0)	-
Settlements	(2.5)	(2.3)
Effect of exchange rate changes	0.4	-
Ending balance	$9.4	$8.4

(a)
During the second quarter of fiscal 2018, the Company decreased its liability for product warranties by $1.0 million as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information.

Note 14: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	September 30, 2017	March 31, 2017
Term loans	2022	$272.3	$268.9
6.8% Senior Notes	2021	109.0	117.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2032	12.7	8.3
		444.0	444.2
Less: current portion		(36.0)	(31.8)
Less: unamortized debt issuance costs		(6.1)	(6.7)
Total long-term debt		$401.9	$405.7

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

At September 30, 2017 and March 31, 2017, the Company had $36.9 million and $40.4 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  At September 30, 2017, domestic letters of credit totaled $4.0 million, resulting in available capacity under the Company’s revolving credit facility of $134.1 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at September 30, 2017 and March 31, 2017 of $30.7 million and $33.0 million, respectively.  At September 30, 2017, the Company’s foreign unused lines of credit totaled $20.1 million.  In aggregate, the Company had total available lines of credit of $154.2 million at September 30, 2017.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with the Company’s acquisition of Luvata HTS, this leverage ratio covenant limit was temporarily raised to no more than three and three-quarters times Adjusted EBITDA through September 30, 2017 and thereafter three and one-half times Adjusted EBITDA through June 30, 2018.  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of September 30, 2017.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At September 30, 2017 and March 31, 2017, the carrying value of Modine’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $164.0 million and $170.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental accruals for obligations assumed as a result of its recent acquisition of Luvata HTS, the most significant of which relates to historical soil and groundwater contamination remediation and monitoring for a manufacturing site in the United States.  In addition, the Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands, investigative and remedial work related to a previously-owned manufacturing facility in the United States, and groundwater contamination at its manufacturing facility in Brazil, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $17.1 million and $16.8 million at September 30, 2017 and March 31, 2017, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2017			Six months ended September 30, 2017
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(30.3)	$(134.2)	$(164.5)	$(46.8)	$(135.0)	$(181.8)

Other comprehensive income before reclassifications	11.3	-	11.3	27.8	-	27.8
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3	-	2.6	2.6
Income taxes	-	(0.4)	(0.4)	-	(0.9)	(0.9)
Total other comprehensive income	11.3	0.9	12.2	27.8	1.7	29.5

Ending balance	$(19.0)	$(133.3)	$(152.3)	$(19.0)	$(133.3)	$(152.3)

	Three months ended September 30, 2016			Six months ended September 30, 2016
	Foreign Currency Translation	Defined Benefit Plans	Total	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(40.8)	$(137.3)	$(178.1)	$(36.0)	$(138.2)	$(174.2)

Other comprehensive income (loss) before reclassifications	1.8	-	1.8	(3.0)	-	(3.0)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3	-	2.6	2.6
Income taxes	-	(0.5)	(0.5)	-	(0.9)	(0.9)
Total other comprehensive income (loss)	1.8	0.8	2.6	(3.0)	1.7	(1.3)

Ending balance	$(39.0)	$(136.5)	$(175.5)	$(39.0)	$(136.5)	$(175.5)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 17: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment.  In fiscal 2018, the Company adopted new accounting guidance related to the income statement presentation of pension and postretirement costs.  Accordingly, the Company recast the comparable fiscal 2017 segment financial results to conform to the current-period presentation.  See Note 1 for additional information on this new accounting guidance.

	Three months ended September 30,		Six months ended September 30,
Net sales:	2017	2016	2017	2016
Americas	$141.9	$126.0	$290.2	$266.0
Europe	134.5	123.9	270.8	269.9
Asia	39.5	24.7	74.9	49.6
Commercial and Industrial Solutions	149.2	-	306.7	-
Building HVAC	48.8	45.7	91.8	85.6
Segment total	513.9	320.3	1,034.4	671.1
Corporate and eliminations	(5.6)	(2.6)	(10.6)	(6.2)
Net sales	$508.3	$317.7	$1,023.8	$664.9

	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$21.5	15.2%	$15.9	12.6%	$48.0	16.6%	$41.1	15.5%
Europe	19.6	14.5%	16.4	13.2%	38.9	14.4%	41.7	15.4%
Asia	7.4	18.9%	3.7	14.9%	13.7	18.3%	8.1	16.2%
Commercial and Industrial Solutions	22.5	15.1%	-	-	47.8	15.6%	-	-
Building HVAC	14.9	30.5%	11.8	25.8%	26.0	28.3%	21.8	25.5%
Segment total	85.9	16.7%	47.8	14.9%	174.4	16.9%	112.7	16.8%
Corporate and eliminations	0.2	-	0.2	-	0.2	-	(2.4)	-
Gross profit	$86.1	17.0%	$48.0	15.1%	$174.6	17.1%	$110.3	16.6%

	Three months ended September 30,		Six months ended September 30,
Operating income:	2017	2016	2017	2016
Americas	$7.8	$(1.1)	$19.9	$8.5
Europe	8.6	7.0	16.5	22.3
Asia	4.2	0.8	7.5	2.3
Commercial and Industrial Solutions	8.1	-	18.9	-
Building HVAC	6.3	2.8	9.4	3.7
Segment total	35.0	9.5	72.2	36.8
Corporate and eliminations	(11.5)	(10.6)	(21.1)	(22.1)
Operating income (loss)	$23.5	$(1.1)	$51.1	$14.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	September 30, 2017	March 31, 2017
Total assets:
Americas	$289.9	$282.9
Europe	311.0	269.4
Asia	125.1	111.3
Commercial and Industrial Solutions	602.0	576.0
Building HVAC	92.7	85.2
Corporate and eliminations	117.3	124.7
Total assets	$1,538.0	$1,449.5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2017 was the second quarter of fiscal 2018.

On November 30, 2016, we acquired Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Now operating as our Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.

Second Quarter Highlights

Net sales in the second quarter of fiscal 2018 increased $190.6 million, or 60 percent, from the second quarter of fiscal 2017, primarily due to $149.2 million of incremental sales from our CIS segment and higher sales in all of our other operating segments.  Gross profit increased $38.1 million, including $22.5 million contributed by our CIS segment.  Gross margin improved 190 basis points to 17.0 percent, primarily driven by higher sales volume.  Selling, general and administrative (“SG&A”) expenses increased $14.0 million, primarily due to $14.4 million of SG&A expenses in our CIS segment.  Our net earnings of $16.3 million represent a $20.3 million improvement compared with the second quarter of the prior year.

Year-to-Date Highlights

Net sales in the first six months of fiscal 2018 increased $358.9 million, or 54 percent, from the same period last year, primarily due to $306.7 million of incremental sales from our CIS segment and higher sales in our Asia, Americas, and Building HVAC segments.  Gross profit increased $64.3 million, including $47.8 million contributed by our CIS segment.  Gross margin improved 50 basis points to 17.1 percent, primarily driven by higher sales volume, partially offset by unfavorable material costs.  SG&A expenses increased $29.0 million, primarily due to $28.9 million of SG&A expenses in our CIS segment.  Our net earnings of $33.7 million represent a $28.8 million improvement compared with the same period in the prior year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2017 and 2016:

	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$508.3	100.0%	$317.7	100.0%	$1,023.8	100.0%	$664.9	100.0%
Cost of sales	422.2	83.0%	269.7	84.9%	849.2	82.9%	554.6	83.4%
Gross profit	86.1	17.0%	48.0	15.1%	174.6	17.1%	110.3	16.6%
Selling, general and administrative expenses	62.2	12.2%	48.2	15.2%	121.4	11.9%	92.4	13.9%
Restructuring expenses	0.4	0.1%	2.1	0.7%	2.1	0.2%	4.4	0.7%
Gain on sale of facility	-	-	(1.2)	-0.4%	-	-	(1.2)	-0.2%
Operating income (loss)	23.5	4.6%	(1.1)	-0.4%	51.1	5.0%	14.7	2.2%
Interest expense	(6.6)	-1.3%	(3.0)	-1.0%	(13.2)	-1.3%	(6.0)	-0.9%
Other expense – net	(1.1)	-0.2%	(0.9)	-0.3%	(2.0)	-0.2%	(1.8)	-0.3%
Earnings (loss) before income taxes	15.8	3.1%	(5.0)	-1.6%	35.9	3.5%	6.9	1.0%
Benefit (provision) for income taxes	0.5	0.1%	1.0	0.3%	(2.2)	-0.2%	(2.0)	-0.3%
Net earnings (loss)	$16.3	3.2%	$(4.0)	-1.3%	$33.7	3.3%	$4.9	0.7%

Comparison of Three Months Ended September 30, 2017 and 2016

Second quarter net sales of $508.3 million were $190.6 million, or 60 percent, higher than the second quarter of the prior year, primarily due to $149.2 million of incremental sales from our CIS segment, higher sales in our Americas, Asia, Europe and Building HVAC segments, and a $7.5 million favorable impact of foreign currency exchange rate changes.

Second quarter gross profit increased $38.1 million and gross margin improved 190 basis points to 17.0 percent, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS.  In addition, gross profit was favorably impacted by $1.1 million from foreign currency exchange rate changes.  Many of our customer contracts include material pass-through provisions, on a lag-basis, that allow us to prospectively adjust customer pricing.  These provisions aided in alleviating the negative gross margin impact of higher metals costs during the second quarter and we expect this trend to continue as we progress through fiscal 2018.

SG&A expenses increased $14.0 million from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to $14.4 million of SG&A expenses in our CIS segment.  SG&A expenses, as a percentage of net sales, decreased 300 basis points compared with the second quarter of the prior year.  Foreign currency exchange rate changes unfavorably impacted SG&A expenses during the second quarter by $0.6 million.

Restructuring expenses of $0.4 million in the second quarter of fiscal 2018 decreased $1.7 million compared with the prior year, primarily due to lower plant consolidation and severance expenses in the Americas segment.

During the second quarter of fiscal 2017, we sold a manufacturing facility within our Europe segment for cash proceeds of $4.3 million and recognized a $1.2 million gain as a result.

Operating income of $23.5 million in the second quarter of fiscal 2018 improved $24.6 million compared with the second quarter of fiscal 2017, primarily due to $8.1 million of operating income contributed by our CIS segment and higher gross profit in each of our other segments.

Interest expense increased $3.6 million to $6.6 million in the second quarter of fiscal 2018, primarily due to the debt issued in November 2016 to finance a significant portion of our acquisition of Luvata HTS.

The benefit for income taxes was $0.5 million and $1.0 million in the second quarter of fiscal 2018 and 2017, respectively.  The tax benefit in fiscal 2018 included a $2.2 million benefit from a development tax credit in Hungary and a $1.8 million reduction of unrecognized tax benefits associated with a lapse in statutes of limitations.

Comparison of Six Months Ended September 30, 2017 and 2016

Fiscal 2018 year-to-date net sales of $1,023.8 million were $358.9 million, or 54 percent, higher than the same period last year, primarily due to $306.7 million of incremental sales from our CIS segment, higher sales in our Asia, Americas and Building HVAC segments, and a $2.8 million favorable impact of foreign currency exchange rate changes.

Fiscal 2018 year-to-date gross profit of $174.6 million increased $64.3 million from the same period last year and gross margin improved 50 basis points to 17.1 percent, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS.

Fiscal 2018 year-to-date SG&A expenses increased $29.0 million from the same period last year, primarily due to $28.9 million of SG&A expenses in our CIS segment.  SG&A expenses, as a percentage of net sales, decreased 200 basis points compared with the same period last year.

Restructuring expenses of $2.1 million during the first six months of fiscal 2018 decreased $2.3 million compared with the same period last year, primarily due to lower plant consolidation and severance expenses in the Americas segment, partially offset by plant transfer costs in the Europe segment during fiscal 2018.

Operating income of $51.1 million during the first six months of fiscal 2018 represents a $36.4 million improvement compared with same period last year, primarily due to $18.9 million of operating income contributed by our CIS segment and higher gross profit in the Americas, Asia and Building HVAC segments.

Interest expense increased $7.2 million to $13.2 million in the first six months of fiscal 2018, primarily due to debt issued to finance a significant portion of our acquisition of Luvata HTS.

The provision for income taxes was $2.2 million and $2.0 million in the first six months of fiscal 2018 and 2017, respectively.  The tax provision in fiscal 2018 included a $5.7 million benefit from a development tax credit in Hungary and a $1.8 million benefit, during the second quarter, for a reduction of unrecognized tax benefits resulting from the lapse in statutes of limitations.  We expect the full-year benefit for the Hungary development tax credit to total approximately $10.0 million for fiscal 2018.  We do not expect the impact of this tax credit to be significant in fiscal 2019.  It is possible that we may release the tax valuation allowance (approximately $3.0 million) in a foreign jurisdiction in late fiscal 2018 or in fiscal 2019.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding income tax valuation allowances.

SEGMENT RESULTS OF OPERATIONS

Since the date we acquired Luvata HTS (November 30, 2016), we have included CIS segment financial results within our consolidated results of operations.  As CIS financial results were not included in our consolidated financial statements for the six months ended September 30, 2016, we have not provided separate discussion of our CIS segment below.  The contributions of our CIS segment are included within the discussion of our consolidated financial results above.  The following is a discussion of our segment results of operations for the three and six months ended September 30, 2017 and 2016:

Americas
	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$141.9	100.0%	$126.0	100.0%	$290.2	100.0%	$266.0	100.0%
Cost of sales	120.4	84.8%	110.1	87.4%	242.2	83.4%	224.9	84.5%
Gross profit	21.5	15.2%	15.9	12.6%	48.0	16.6%	41.1	15.5%
Selling, general and administrative expenses	13.6	9.6%	15.4	12.2%	26.6	9.2%	28.8	10.8%
Restructuring expenses	0.1	0.1%	1.6	1.3%	1.5	0.5%	3.8	1.4%
Operating income (loss)	$7.8	5.5%	$(1.1)	-0.9%	$19.9	6.9%	$8.5	3.2%

Comparison of Three Months Ended September 30, 2017 and 2016

Americas net sales increased $15.9 million, or 13 percent, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to higher sales volume to off-highway, commercial vehicle, and automotive customers, increased aftermarket sales in Brazil, and a $0.5 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $5.6 million and gross margin improved 260 basis points, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs.  SG&A expenses decreased $1.8 million, primarily due to the absence of a $1.6 million charge recorded in the prior year related to a legal matter in Brazil, which has since been settled and paid.  Restructuring expenses decreased $1.5 million in the second quarter of fiscal 2018, primarily due to lower plant consolidation and severance expenses.  Operating income of $7.8 million represents an $8.9 million improvement compared with the second quarter of fiscal 2017, primarily due to higher gross profit and lower SG&A and restructuring expenses.

Comparison of Six Months Ended September 30, 2017 and 2016

Americas year-to-date net sales increased $24.2 million, or 9 percent, from the same period last year, primarily due to higher sales volume to off-highway customers, increased sales in Brazil, and a $1.8 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $6.9 million and gross margin improved 110 basis points, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs.  SG&A expenses decreased $2.2 million, primarily due to the absence of the Brazil legal charge that was recorded in fiscal 2017 and ongoing cost-control initiatives.  Restructuring expenses decreased $2.3 million, primarily due to lower plant consolidation and severance expenses.  Operating income increased $11.4 million to $19.9 million, primarily due to higher gross profit and lower restructuring and SG&A expenses.

Europe
	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$134.5	100.0%	$123.9	100.0%	$270.8	100.0%	$269.9	100.0%
Cost of sales	114.9	85.5%	107.5	86.8%	231.9	85.6%	228.2	84.6%
Gross profit	19.6	14.5%	16.4	13.2%	38.9	14.4%	41.7	15.4%
Selling, general and administrative expenses	10.7	7.9%	10.6	8.5%	21.8	8.1%	20.9	7.7%
Restructuring expenses (income)	0.3	0.2%	-	-	0.6	0.2%	(0.3)	-0.1%
Gain on sale of facility	-	-	(1.2)	-1.0%	-	-	(1.2)	-0.5%
Operating income	$8.6	6.4%	$7.0	5.7%	$16.5	6.1%	$22.3	8.3%

Comparison of Three Months Ended September 30, 2017 and 2016

Europe net sales increased $10.6 million, or 9 percent, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to a $6.9 million favorable impact of foreign currency exchange rate changes and higher sales volume to automotive and off-highway customers, partially offset by the planned wind-down of certain commercial vehicle programs.  Gross profit increased $3.2 million and gross margin improved 130 basis points to 14.5 percent, primarily due to improved production efficiencies and higher sales volume.  In addition, gross profit was favorably impacted by $1.0 million from foreign currency exchange rate changes.  SG&A expenses remained relatively flat compared with the prior year and decreased 60 basis points as a percentage of sales.  Restructuring expenses in the second quarter of fiscal 2018 of $0.3 million consisted primarily of equipment transfer costs.  Operating income of $8.6 million increased $1.6 million, primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2017 and 2016

Europe year-to-date net sales increased $0.9 million, or less than 1 percent, from the same period last year, primarily due to higher tooling sales, higher sales volume to off-highway and automotive customers, and a $3.5 million favorable impact of foreign currency exchange rate changes, partially offset by the planned wind-down of certain commercial vehicle programs.  Gross profit decreased $2.8 million and gross margin declined 100 basis points to 14.4 percent, primarily due to unfavorable material costs, partially offset by improved production efficiencies.  In addition, gross profit was favorably impacted by $0.6 million from foreign currency exchange rate changes. SG&A expenses increased $0.9 million, primarily due to higher compensation-related expenses.  Restructuring expenses of $0.6 million in fiscal 2018 consisted primarily of equipment transfer costs.  Operating income of $16.5 million decreased $5.8 million, primarily due to lower gross profit and higher SG&A and restructuring expenses.

Asia
	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$39.5	100.0%	$24.7	100.0%	$74.9	100.0%	$49.6	100.0%
Cost of sales	32.1	81.1%	21.0	85.1%	61.2	81.7%	41.5	83.8%
Gross profit	7.4	18.9%	3.7	14.9%	13.7	18.3%	8.1	16.2%
Selling, general and administrative expenses	3.2	8.2%	2.9	11.5%	6.2	8.2%	5.8	11.6%
Operating income	$4.2	10.7%	$0.8	3.4%	$7.5	10.1%	$2.3	4.6%

Comparison of Three Months Ended September 30, 2017 and 2016

Asia net sales increased $14.8 million, or 60 percent, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to higher sales volume to off-highway customers in all of our geographic markets and automotive customers in China and India.  Gross profit increased $3.7 million and gross margin improved 400 basis points to 18.9 percent, primarily due to higher sales volume.  SG&A expenses increased by $0.3 million compared with the prior year, yet decreased 330 basis points as a percentage of sales.  Operating income of $4.2 million increased $3.4 million, primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2017 and 2016

Asia year-to-date net sales increased $25.3 million, or 51 percent, from the same period last year, primarily due to higher sales volume to off-highway customers in all of our geographic markets and automotive customers in China and India.  Gross profit increased $5.6 million and gross margin improved 210 basis points to 18.3 percent, primarily due to higher sales volume.  SG&A expenses increased by $0.4 million compared with the prior year, yet decreased 340 basis points as a percentage of sales.  Operating income of $7.5 million increased $5.2 million, primarily due to higher gross profit.

Building HVAC
	Three months ended September 30,				Six months ended September 30,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$48.8	100.0%	$45.7	100.0%	$91.8	100.0%	$85.6	100.0%
Cost of sales	33.9	69.5%	33.9	74.2%	65.8	71.7%	63.8	74.5%
Gross profit	14.9	30.5%	11.8	25.8%	26.0	28.3%	21.8	25.5%
Selling, general and administrative expenses	8.6	17.5%	8.8	19.2%	16.6	18.0%	17.5	20.5%
Restructuring expenses	-	-	0.2	0.5%	-	-	0.6	0.7%
Operating income	$6.3	13.0%	$2.8	6.1%	$9.4	10.3%	$3.7	4.3%

Comparison of Three Months Ended September 30, 2017 and 2016

Building HVAC net sales increased $3.1 million, or 7 percent, from the second quarter of fiscal 2017 to the second quarter of fiscal 2018, primarily due to higher school ventilation and heating product sales in North America, partially offset by lower air conditioning product sales in the U.K.  Gross profit increased $3.1 million and gross margin improved 470 basis points to 30.5 percent, primarily due to higher sales volume, favorable sales mix, and improved production efficiencies in the U.K.  SG&A expenses decreased $0.2 million, or 170 basis points as a percentage of sales, primarily due to lower compensation-related expenses, including the impact of previous headcount reductions.  Operating income of $6.3 million increased $3.5 million, primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2017 and 2016

Building HVAC year-to-date net sales increased $6.2 million, or 7 percent, from the same period last year, primarily due to higher school ventilation and heating product sales in North America, partially offset by a $2.2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $4.2 million and gross margin improved 280 basis points to 28.3 percent, primarily due to higher sales volume.  In addition, gross profit was unfavorably impacted by $0.4 million from foreign currency exchange rate changes. SG&A expenses decreased $0.9 million, primarily due to lower compensation-related expenses.  Operating income of $9.4 million increased $5.7 million, primarily due to higher gross profit and lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at September 30, 2017 of $50.5 million, and an available borrowing capacity of $154.2 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $46.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to U.S. tax if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the six months ended September 30, 2017 was $71.1 million, which was a $57.5 million increase compared with the same period in the prior year.  This increase in operating cash flow primarily resulted from an increase in operating earnings, including contributions from our CIS segment, and favorable net changes in working capital that were largely attributable to increases in accounts payable resulting from the timing of payments to vendors.  Capital expenditures of $36.8 million during the first six months of fiscal 2018 increased $4.8 million compared with the same period in the prior year, primarily due to equipment purchases to expand our manufacturing capacity in China, tooling and equipment purchases to support new product launches, and capital expenditures by our recently-acquired CIS segment.

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  As permitted by the credit agreements and in connection with our acquisition of Luvata HTS, the leverage ratio covenant limit is temporarily raised to no more than three and one-half times Adjusted EBITDA for the third quarter of fiscal 2018 through the first quarter of fiscal 2019.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  At September 30, 2017, our leverage ratio and interest coverage ratio was 2.6 and 7.7, respectively.  We were in compliance with our debt covenants as of September 30, 2017 and expect to remain in compliance during the balance of fiscal 2018 and beyond.

We filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective as of June 26, 2017.  The shelf registration statement allows us to offer and sell, from time to time, shares of our common stock and certain other equity or debt securities in one or more offerings in amounts, at prices and on terms that we determine at the time of any such offering, with an aggregate initial offering price of up to $200.0 million.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, and the general uncertainties about the impact of potential regulatory and/or policy changes, including those related to tax and trade, that may be implemented in the United States, as well as continuing uncertainty regarding the longer-term implications of “Brexit”;

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

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of unanticipated litigation, claims, or other obligations.

Strategic Risks:

•
Our ability to successfully take advantage of our increased presence in the “industrial” markets, with our Commercial and Industrial Solutions and Building HVAC businesses, while maintaining appropriate focus on the market opportunities presented by our vehicular business; and

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

As part of its post-closing integration activities for the Luvata HTS acquisition, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company.  This customary integration-related process has resulted in a change in the Company’s internal control over financial reporting during the second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Bylaws of Modine Manufacturing Company, as amended, effective July 20, 2017	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.1*	2017 Incentive Compensation Plan	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.2*	Form of Fiscal 2018 Modine Non-Employee Director Restricted Stock Unit Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Part II, Item 6 of Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: November 1, 2017

*	Executing as both the principal financial officer and a duly authorized officer of the Company