Form 10-Q
period 2017-12-31
MODINE MANUFACTURING CO
filed 2018-01-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,461,190 at January 26, 2018.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2017 and 2016
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net sales	$512.7	$349.8	$1,536.5	$1,014.7
Cost of sales	427.3	290.8	1,276.5	845.4
Gross profit	85.4	59.0	260.0	169.3
Selling, general and administrative expenses	60.8	50.7	182.2	143.1
Restructuring expenses	9.4	1.6	11.5	6.0
Impairment charge	1.3	-	1.3	-
Gain on sale of facility	-	-	-	(1.2)
Operating income	13.9	6.7	65.0	21.4
Interest expense	(6.3)	(4.5)	(19.5)	(10.5)
Other expense – net	(0.3)	(1.0)	(2.3)	(2.8)
Earnings before income taxes	7.3	1.2	43.2	8.1
(Provision) benefit for income taxes	(35.2)	0.7	(37.4)	(1.3)
Net (loss) earnings	(27.9)	1.9	5.8	6.8
Net earnings attributable to noncontrolling interest	(0.4)	(0.2)	(1.2)	(0.6)
Net (loss) earnings attributable to Modine	$(28.3)	$1.7	$4.6	$6.2

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.57)	$0.04	$0.09	$0.13
Diluted	$(0.57)	$0.04	$0.09	$0.13

Weighted-average shares outstanding:
Basic	50.0	47.9	49.8	47.3
Diluted	50.0	48.5	50.6	47.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2017 and 2016
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net (loss) earnings	$(27.9)	$1.9	$5.8	$6.8
Other comprehensive income (loss):
Foreign currency translation	5.0	(14.8)	32.8	(17.7)
Defined benefit plans, net of income taxes of $0.4, $0.4, $1.3 and $1.3 million	0.9	0.9	2.6	2.6
Cash flow hedges, net of income taxes of $0.2, $0, $0.2 and $0 million	0.4	-	0.4	-
Total other comprehensive income (loss)	6.3	(13.9)	35.8	(15.1)

Comprehensive income (loss)	(21.6)	(12.0)	41.6	(8.3)
Comprehensive (income) loss attributable to noncontrolling interest	(0.8)	0.4	(1.6)	(0.1)
Comprehensive income (loss) attributable to Modine	$(22.4)	$(11.6)	$40.0	$(8.4)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and March 31, 2017
(In millions, except per share amounts)
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Cash and cash equivalents	$47.8	$34.2
Trade accounts receivable – net	289.0	295.2
Inventories	186.8	168.5
Other current assets	60.0	55.4
Total current assets	583.6	553.3
Property, plant and equipment – net	491.3	459.0
Intangible assets – net	132.5	134.1
Goodwill	172.2	165.1
Deferred income taxes	95.6	108.4
Other noncurrent assets	27.0	29.6
Total assets	$1,502.2	$1,449.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$53.5	$73.4
Long-term debt – current portion	37.9	31.8
Accounts payable	243.7	230.3
Accrued compensation and employee benefits	89.0	74.8
Other current liabilities	44.9	45.1
Total current liabilities	469.0	455.4
Long-term debt	394.5	405.7
Deferred income taxes	9.4	9.7
Pensions	105.7	119.4
Other noncurrent liabilities	52.0	38.1
Total liabilities	1,030.6	1,028.3
Commitments and contingencies (see Note 15)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.3 million and 51.8 million shares	32.7	32.4
Additional paid-in capital	227.2	216.4
Retained earnings	377.3	372.4
Accumulated other comprehensive loss	(146.4)	(181.8)
Treasury stock, at cost, 1.8 million and 1.7 million shares	(27.1)	(25.4)
Total Modine shareholders' equity	463.7	414.0
Noncontrolling interest	7.9	7.2
Total equity	471.6	421.2
Total liabilities and equity	$1,502.2	$1,449.5

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2017 and 2016
(In millions)
(Unaudited)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$5.8	$6.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56.8	39.9
Stock-based compensation expense	7.6	6.1
Impairment charge	1.3	-
Gain on sale of facility	-	(1.2)
Deferred income taxes	10.1	(9.1)
Other – net	6.6	1.5
Changes in operating assets and liabilities:
Trade accounts receivable	22.3	33.2
Inventories	(10.5)	-
Accounts payable	2.2	(21.1)
Other assets and liabilities	3.4	(21.1)
Net cash provided by operating activities	105.6	35.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(55.0)	(46.0)
Acquisition of Luvata HTS – net of cash acquired	-	(363.9)
Proceeds from dispositions of assets	0.1	4.3
Other – net	(0.9)	0.4
Net cash used for investing activities	(55.8)	(405.2)

Cash flows from financing activities:
Borrowings of debt	121.5	475.4
Repayments of debt	(162.5)	(113.2)
Dividend paid to noncontrolling interest	(0.9)	-
Financing fees paid	-	(8.5)
Other – net	2.7	(0.3)
Net cash (used for) provided by financing activities	(39.2)	353.4

Effect of exchange rate changes on cash	3.0	(2.1)
Net increase (decrease) in cash and cash equivalents	13.6	(18.9)

Cash and cash equivalents – beginning of period	34.2	68.9
Cash and cash equivalents – end of period	$47.8	$50.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1:	General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2017, except in regards to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2018 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2017.

United States Tax Reform
In December 2017, U.S. tax reform legislation was enacted and included various changes to existing U.S. tax regulations.  As a result of these changes, the Company recorded income tax charges totaling $35.7 million during the third quarter of fiscal 2018.  See Note 8 for additional information regarding the recently-enacted tax reform legislation.

Acquisition of Luvata HTS
On November 30, 2016, the Company completed the acquisition of 100 percent of the shares of multiple companies held by Luvata Heat Transfer Solutions II AB, a company incorporated in Sweden.  Combined, these acquired companies represented the Luvata Heat Transfer Solutions (“Luvata HTS”) business.  See Note 2 for additional information.

New Accounting Guidance

Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to hedge accounting.  The main objectives of the new guidance include aligning hedge accounting with companies’ risk management strategies and increasing disclosure transparency regarding both the scope and results of hedging programs.  The Company early adopted the new guidance in the third quarter of fiscal 2018.  This new guidance did not have a material impact on the Company’s consolidated financial statements.

Pension Costs
In March 2017, the FASB issued new guidance related to the income statement presentation of pension and postretirement costs.  This guidance requires companies to continue to present the service cost component of net periodic benefit cost within the same financial statement line item as other employee compensation costs; however, other components of net benefit cost are required to be presented outside of results from operations.  The Company adopted this guidance, on a retrospective basis, beginning in its first quarter of fiscal 2018.  As a result, the Company recorded $0.6 million and $2.2 million of net periodic benefit cost within other income and expense for the three and nine months ended December 31, 2017, respectively, and reclassified the net periodic benefit cost, exclusive of service cost, to other income and expense for the comparative periods in fiscal 2017.  For the three and nine months ended December 31, 2016, the Company reclassified net periodic benefit cost totaling $0.7 million ($0.3 million from cost of sales and $0.4 million from selling, general and administrative (“SG&A”) expenses) and $2.2 million ($0.9 million from cost of sales and $1.3 million from SG&A expenses), respectively, to other income and expense.

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

Revenue Recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers. This new guidance will be effective for the Company’s first quarter of fiscal 2019, and the Company plans to adopt it using a modified-retrospective transition method.

The Company is currently in the process of assessing customer contracts and evaluating contractual provisions that may result in a change in the timing of revenue recognized in comparison with current guidance.  Under current guidance, the Company generally recognizes revenue when products are shipped and risk of loss has transferred to the customer.  The Company is evaluating whether provisions in certain customer contracts may provide an enforceable right to payment for customized products, which may require revenue recognition prior to the product being shipped to the customer.  In addition, the Company is evaluating pricing provisions contained in certain of its customer contracts to determine the appropriate timing of revenue recognition based upon the new guidance.  The Company continues to evaluate the impact this new guidance will have on its consolidated financial statements and its revenue recognition policies.

Note 2:	Acquisition of Luvata HTS

On November 30, 2016, the Company completed its acquisition of a 100 percent ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  For the nine months ended December 31, 2017, the Company included $451.6 million of net sales and operating income of $14.3 million within its consolidated statement of operations attributable to CIS operations.  For the nine months ended December 31, 2016, the Company included $34.7 million of net sales and an operating loss of $0.3 million attributable to one month of CIS operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has completed the purchase price allocation for its acquisition of Luvata HTS.  During the first and second quarters of fiscal 2018, the Company recorded measurement-period adjustments which resulted in an increase in goodwill totaling $1.3 million, primarily due to increases to income tax reserves and changes in liabilities for product warranties.

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

	Three months ended December 31, 2016	Nine months ended December 31, 2016
Net sales	$439.5	$1,393.3
Net earnings attributable to Modine	8.5	26.8
Net earnings per share attributable to Modine shareholders:
Basic	$0.17	$0.54
Diluted	0.17	0.53

The supplemental pro forma financial information includes adjustments for: (i) quarterly amortization and depreciation expense totaling $3.2 million for acquired tangible and intangible assets, (ii) estimated quarterly interest expense of $3.5 million resulting from acquisition-related borrowings, and (iii) the estimated income tax impacts related to the pro forma adjustments, considering the statutory tax rates within the applicable jurisdictions.  In addition, the pro forma financial information assumes that both $8.6 million of fiscal 2017 acquisition-related transaction costs and a $2.9 million inventory purchase accounting adjustment recorded in the third quarter of fiscal 2017 were incurred during fiscal 2016.  The pro forma financial information does not reflect achieved or expected cost and revenue synergies.

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

The carrying values of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trusts.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.7 million and $5.0 million at December 31, 2017 and March 31, 2017, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 14.

Note 4:	Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Service cost	$0.1	$0.1	$0.4	$0.4
Interest cost	2.5	2.5	7.4	7.3
Expected return on plan assets	(2.9)	(3.1)	(8.9)	(9.2)
Amortization of unrecognized net loss	1.4	1.4	4.2	4.2
Curtailment gain (a)	(0.3)	-	(0.3)	-
Net periodic benefit cost	$0.8	$0.9	$2.8	$2.7

(a)
During the third quarter of fiscal 2018, the Company recorded a curtailment gain as a result of the closure of a manufacturing facility in Austria (CIS segment).  See Note 6 for additional information regarding the closure of this facility.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During the nine months ended December 31, 2017 and 2016, the Company contributed $11.1 million and $6.3 million, respectively, to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $2.2 million and $2.6 million for the three months ended December 31, 2017 and 2016, respectively.  The Company recognized stock-based compensation expense of $7.6 million and $6.1 million for the nine months ended December 31, 2017 and 2016, respectively.  The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2018 is based upon both a target three-year average return on average capital employed and a target three-year average revenue growth at the end of the three-year performance period.

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2017 and 2016 were as follows:

	Nine months ended December 31,
	2017		2016
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.30	0.3	$4.60
Restricted stock awards	0.2	$15.90	0.3	$10.03
Performance stock awards	0.2	$15.90	0.3	$10.00
Unrestricted stock awards	0.1	$16.95	0.1	$9.38

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2017	2016
Expected life of awards in years	6.4	6.4
Risk-free interest rate	1.9%	1.4%
Expected volatility of the Company's stock	44.3%	45.5%
Expected dividend yield on the Company's stock	0.0%	0.0%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

As of December 31, 2017, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.6	2.7
Restricted stock awards	6.1	2.7
Performance stock awards	5.2	1.9
Total	$13.9	2.4

Note 6:	Restructuring Activities

During the third quarter of fiscal 2018, the Company ceased production at its Gailtal, Austria manufacturing facility, primarily to reduce excess capacity and lower manufacturing costs in Europe.  As a result of this facility closure, the Company recorded $8.2 million of restructuring expenses, within the CIS segment, during the third quarter of fiscal 2018.  These restructuring expenses primarily related to employee severance and related benefits.  Also in the third quarter of fiscal 2018, the Company recorded a $1.3 million asset impairment charge to reduce the carrying value of the Austrian facility to its estimated fair value, less costs to sell.

The Company’s restructuring actions during the first nine months of fiscal 2018 also included plant consolidation activities in the Americas segment and targeted headcount reductions in the Americas and Europe segments.  In addition, the Company transferred production of certain product lines to Hungary from other manufacturing facilities within the Europe segment, primarily to expand its low-cost country footprint in Europe and to ensure continued competitiveness in the region.

The Company’s restructuring actions during the first nine months of fiscal 2017 primarily consisted of plant consolidation activities and targeted headcount reductions in the Americas segment.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Employee severance and related benefits	$8.6	$0.1	$9.2	$2.2
Other restructuring and repositioning expenses	0.8	1.5	2.3	3.8
Total	$9.4	$1.6	$11.5	$6.0

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2017	2016
Beginning balance	$3.0	$9.2
Additions	8.6	0.1
Payments	(0.6)	(1.3)
Effect of exchange rate changes	0.2	(0.5)
Ending balance	$11.2	$7.5

	Nine months ended December 31,
	2017	2016
Beginning balance	$6.5	$14.7
Additions	9.2	2.2
Payments	(5.1)	(8.5)
Effect of exchange rate changes	0.6	(0.9)
Ending balance	$11.2	$7.5

During the second quarter of fiscal 2017, the Company sold a manufacturing facility in its Europe segment for cash proceeds of $4.3 million and recognized a gain of $1.2 million as a result.

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Equity in earnings of non-consolidated affiliate	$0.1	$-	$-	$0.1
Interest income	0.1	0.1	0.3	0.3
Foreign currency transactions (a)	0.1	(0.4)	(0.4)	(1.0)
Net periodic benefit cost (b)	(0.6)	(0.7)	(2.2)	(2.2)
Total other expense - net	$(0.3)	$(1.0)	$(2.3)	$(2.8)

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

The Company’s effective tax rate for the three months ended December 31, 2017 and 2016 was 482.2 percent and (58.3) percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2017 and 2016 was 86.6 percent and 16.0 percent, respectively.  The effective tax rates for the fiscal 2018 periods are higher than in the prior year, primarily due to third quarter charges totaling $35.7 million related to the recently-enacted tax reform legislation in the U.S.  Other factors that impacted the Company’s effective tax rate for the three and nine months ended December 31, 2017, as compared with the prior-year periods, were income tax benefits resulting from a development tax credit in Hungary, changes in the valuation allowances related to certain foreign jurisdictions, and changes in the mix of foreign and domestic earnings.  In addition, the effective tax rate for the nine months ended December 31, 2017 benefitted from a $1.8 million reduction in unrecognized tax benefits during the second quarter of fiscal 2018 that resulted from a lapse in statutes of limitations.  The development tax credit in Hungary resulted in a tax benefit of $2.2 million and $7.9 million in the three and nine months ended December 31, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including (i) a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, and (ii) a transition tax on certain unrepatriated earnings of foreign subsidiaries.  For fiscal 2018, the Company will record its income tax provision based on a blended U.S. statutory tax rate of 31.5 percent, which is based on a proration of the applicable tax rates before and after the effective date of the Tax Act.  The statutory tax rate of 21 percent will apply for fiscal 2019 and beyond.

The Tax Act also puts in place new tax laws that may impact the Company’s taxable income beginning in fiscal 2019, which include, but are not limited to (i) creating a base erosion anti-abuse tax (BEAT), which is a new minimum tax, (ii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (iii) adding a new provision designed to tax global intangible low taxed income (GILTI), (iv) adding a provision that could limit the amount of deductible interest expense, and (v) limiting the deductibility of certain executive compensation.

Shortly after the Tax Act was enacted, the SEC issued accounting guidance, which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.  To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

During the third quarter of fiscal 2018, the Company recorded provisional discrete tax charges of $35.7 million related to the Tax Act.  The Company adjusted its U.S. deferred tax assets by $20.7 million due to the reduction in the U.S. federal corporate tax rate.  This net reduction in deferred tax assets also included the estimated impact on the Company’s net state deferred tax assets.  In addition, the Company recorded a $15.0 million charge for the transition tax.  The Company expects to pay this estimated $15.0 million tax liability over the next eight years, beginning with a payment of approximately $1.0 million in fiscal 2019.

The Company is also analyzing other provisions of the Tax Act to determine if they will impact the Company’s effective tax rate in fiscal 2018 or in the future.  These provisions include BEAT, as described above, the elimination of U.S. federal income taxes on dividends from foreign subsidiaries, the new limits on the deductibility of interest expense and executive compensation, and the state tax implications of the Tax Act, including the impact of the transition tax and the impact on the realizability of tax attributes and valuation allowances.

The Tax Act includes a provision designed to tax GILTI, as described above, starting in fiscal 2019.  The Company has elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.  As a result, the Company does not expect GILTI to impact its fiscal 2018 income tax provision.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

For various reasons, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act.  In regards to the reduction in the U.S. corporate tax rate, the Company is continuing to analyze the temporary differences that existed on the date of enactment, and the temporary differences originating in the current fiscal year.  In regards to the transition tax, the Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of this tax.  Previously, the Company’s practice and intention was to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S.  As a result, the Company did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  The Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding tax and potential U.S. state taxes.  The Company expects to complete its analysis of the accounting guidance related to the Tax Act and its evaluation of the impacts of the Tax Act in the fourth quarter of fiscal 2018 or in early fiscal 2019.

At December 31, 2017, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $47.4 million and valuation allowances against certain U.S. deferred tax assets totaled $7.0 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The $1.2 million increase in the U.S. valuation allowances during the three months ended December 31, 2017 relates mainly to adjustments made to state tax attributes as a result of tax reform.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.  The Company may release the valuation allowance (approximately $3.0 million) in a foreign jurisdiction during the fourth quarter of fiscal 2018 or in fiscal 2019.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Net (loss) earnings attributable to Modine	$(28.3)	$1.7	$4.6	$6.2
Less: Undistributed earnings attributable to unvested shares	-	-	-	(0.1)
Net (loss) earnings available to Modine shareholders	$(28.3)	$1.7	$4.6	$6.1

Weighted-average shares outstanding - basic	50.0	47.9	49.8	47.3
Effect of dilutive securities	-	0.6	0.8	0.4
Weighted-average shares outstanding - diluted	50.0	48.5	50.6	47.7

Earnings per share:
Net (loss) earnings per share - basic	$(0.57)	$0.04	$0.09	$0.13
Net (loss) earnings per share - diluted	$(0.57)	$0.04	$0.09	$0.13

For both the three and nine months ended December 31, 2017, the calculation of diluted earnings per share excluded 0.2 million stock options because they were anti-dilutive.  For the three and nine months ended December 31, 2016, the calculation of diluted earnings per share excluded 0.9 million and 1.0 million stock options, respectively, because they were anti-dilutive.  For the three months ended December 31, 2017, the total number of potentially dilutive securities was 1.1 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10:	Inventories

Inventories consisted of the following:

	December 31, 2017	March 31, 2017
Raw materials and work in process	$140.0	$127.7
Finished goods	46.8	40.8
Total inventories	$186.8	$168.5

Note 11:	Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2017	March 31, 2017
Gross property, plant and equipment	$1,266.2	$1,177.6
Accumulated depreciation	(774.9)	(718.6)
Net property, plant and equipment	$491.3	$459.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12:	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Asia	Building HVAC	CIS	Total
Goodwill, March 31, 2017	$0.5	$13.7	$150.9	$165.1
Acquisition (a)	-	-	1.3	1.3
Effect of exchange rate changes	-	0.8	5.0	5.8
Goodwill, December 31, 2017	$0.5	$14.5	$157.2	$172.2

(a)
During the first six months of fiscal 2018, the Company recorded a $1.3 million increase to goodwill as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information.

Intangible assets consisted of the following:

	December 31, 2017			March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$63.6	$(4.7)	$58.9	$60.5	$(1.7)	$58.8
Trade names	60.1	(9.8)	50.3	58.4	(7.2)	51.2
Acquired technology	28.4	(5.1)	23.3	27.0	(2.9)	24.1
Total intangible assets	$152.1	$(19.6)	$132.5	$145.9	$(11.8)	$134.1

The Company recorded amortization expense of $2.5 million and $1.1 million for the three months ended December 31, 2017 and 2016, respectively.  The Company recorded amortization expense of $7.3 million and $1.9 million for the nine months ended December 31, 2017 and 2016, respectively.  Estimated future amortization expense is as follows:

Fiscal Year	Estimated Amortization Expense
Remainder of 2018	$2.4
2019	9.6
2020	9.5
2021	8.9
2022	8.7
2023 & Beyond	93.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13:	Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2017	2016
Beginning balance	$9.4	$8.4
Warranties recorded at time of sale	2.0	1.4
Adjustments to pre-existing warranties	0.2	0.1
Additions due to acquisition	-	4.1
Settlements	(2.1)	(2.1)
Effect of exchange rate changes	0.1	(0.3)
Ending balance	$9.6	$11.6

	Nine months ended December 31,
	2017	2016
Beginning balance	$10.0	$8.3
Warranties recorded at time of sale	4.7	3.9
Adjustments to pre-existing warranties	-	-
Additions and adjustments due to acquisition (a)	(1.0)	4.1
Settlements	(4.6)	(4.4)
Effect of exchange rate changes	0.5	(0.3)
Ending balance	$9.6	$11.6

(a)
During fiscal 2018, the Company decreased its liability for product warranties by $1.0 million as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information.

Note 14:	Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2017	March 31, 2017
Term loans	2022	$270.4	$268.9
6.8% Senior Notes	2021	105.0	117.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2032	12.7	8.3
		438.1	444.2
Less: current portion		(37.9)	(31.8)
Less: unamortized debt issuance costs		(5.7)	(6.7)
Total long-term debt		$394.5	$405.7

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

At December 31, 2017 and March 31, 2017, the Company had $22.7 million and $40.4 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  At December 31, 2017, domestic letters of credit totaled $3.9 million, resulting in available capacity under the Company’s revolving credit facility of $148.4 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at December 31, 2017 and March 31, 2017 of $30.8 million and $33.0 million, respectively.  At December 31, 2017, the Company’s foreign unused lines of credit totaled $20.4 million.  In aggregate, the Company had total available lines of credit of $168.8 million at December 31, 2017.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to leverage ratio covenants, the most restrictive of which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of December 31, 2017.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  At December 31, 2017 and March 31, 2017, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $159.0 million and $170.0 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has recorded environmental accruals for obligations assumed as a result of its recent acquisition of Luvata HTS, the most significant of which relates to historical soil and groundwater contamination remediation and monitoring for a manufacturing site in the United States.  In addition, the Company has recorded environmental investigation and remediation accruals related to subsurface contamination at its former manufacturing facility in the Netherlands, investigative and remedial work related to a previously-owned manufacturing facility in the United States, and groundwater contamination at its manufacturing facility in Brazil, along with accruals for lesser environmental matters at certain other facilities in the United States.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $17.0 million and $16.8 million at December 31, 2017 and March 31, 2017, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Brazil Antitrust Investigation
As of March 31, 2017, the Company accrued $4.7 million related to alleged violations of Brazil’s antitrust regulations.  During the first quarter of fiscal 2018, the Company paid $4.7 million to Brazil’s Administrative Council for Economic Defense to settle this matter.

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

Note 16:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2017				Nine months ended December 31, 2017
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(19.0)	$(133.3)	$-	$(152.3)	$(46.8)	$(135.0)	$-	$(181.8)

Other comprehensive income before reclassifications	4.6	-	0.6	5.2	32.4	-	0.6	33.0
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	3.9	-	3.9
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(1.3)	(0.2)	(1.5)
Total other comprehensive income	4.6	0.9	0.4	5.9	32.4	2.6	0.4	35.4

Ending balance	$(14.4)	$(132.4)	$0.4	$(146.4)	$(14.4)	$(132.4)	$0.4	$(146.4)

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

	Three months ended December 31,		Nine months ended December 31,
Net sales:	2017	2016	2017	2016
Americas	$140.5	$123.4	$430.7	$389.4
Europe	134.6	119.8	405.4	389.7
Asia	42.8	28.6	117.7	78.2
Commercial and Industrial Solutions (a)	144.9	34.7	451.6	34.7
Building HVAC	56.1	47.2	147.9	132.8
Segment total	518.9	353.7	1,553.3	1,024.8
Corporate and eliminations	(6.2)	(3.9)	(16.8)	(10.1)
Net sales	$512.7	$349.8	$1,536.5	$1,014.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Americas	$21.7	15.4%	$18.4	14.9%	$69.7	16.2%	$59.5	15.3%
Europe	17.9	13.3%	18.6	15.5%	56.8	14.0%	60.3	15.5%
Asia	8.2	19.0%	5.0	17.6%	21.9	18.6%	13.1	16.7%
Commercial and Industrial Solutions (a)	18.6	12.9%	4.4	12.7%	66.4	14.7%	4.4	12.7%
Building HVAC	19.0	33.8%	15.3	32.4%	45.0	30.4%	37.1	28.0%
Segment total	85.4	16.4%	61.7	17.5%	259.8	16.7%	174.4	17.0%
Corporate and eliminations	-	-	(2.7)	-	0.2	-	(5.1)	-
Gross profit	$85.4	16.7%	$59.0	16.9%	$260.0	16.9%	$169.3	16.7%

	Three months ended December 31,		Nine months ended December 31,
Operating income:	2017	2016	2017	2016
Americas	$8.9	$5.7	$28.8	$14.2
Europe	6.3	8.6	22.8	30.9
Asia	5.1	2.6	12.6	4.9
Commercial and Industrial Solutions (a)	(4.6)	(0.3)	14.3	(0.3)
Building HVAC	9.2	6.7	18.6	10.4
Segment total	24.9	23.3	97.1	60.1
Corporate and eliminations	(11.0)	(16.6)	(32.1)	(38.7)
Operating income	$13.9	$6.7	$65.0	$21.4

	December 31, 2017	March 31, 2017
Total assets:
Americas	$275.9	$282.9
Europe	308.1	269.4
Asia	132.5	111.3
Commercial and Industrial Solutions	606.8	576.0
Building HVAC	88.8	85.2
Corporate and eliminations (b)	90.1	124.7
Total assets	$1,502.2	$1,449.5

(a)
The Company acquired Luvata HTS on November 30, 2016 and began operating the business as its CIS segment.  As the Company has consolidated CIS financial results since the acquisition date, the three and nine months ended December 31, 2016 included one month of financial results from CIS operations.  During the three months ended December 31, 2017, the Company recorded restructuring expenses and an impairment charge totaling $9.5 million within the CIS segment associated with the closure of a manufacturing facility in Austria.  See Note 6 for additional information.

(b)
The decrease in total assets at Corporate was primarily due to a decrease in deferred tax assets resulting from the impact of tax reform in the U.S.  See Note 8 for additional information regarding the reduction in the corporate tax rate in the U.S.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2017 was the third quarter of fiscal 2018.

On November 30, 2016, we acquired Luvata Heat Transfer Solutions (“Luvata HTS”) for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  Operating as our Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  As we have consolidated CIS financial results since the acquisition date, the third quarter of fiscal 2017 included one month of financial results from CIS operations.

In December 2017, the Tax Cuts and Jobs Act (“U.S. tax reform”) was enacted and included numerous changes to existing U.S. tax regulations, including U.S. corporate tax rates, business deductions, and taxes on income in foreign jurisdictions.  During the third quarter of fiscal 2018, we recorded provisional charges totaling $35.7 million for certain income tax effects of the U.S. tax reform.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Third Quarter Highlights

Net sales in the third quarter of fiscal 2018 increased $162.9 million, or 47 percent, from the third quarter of fiscal 2017, primarily due to a $110.2 million increase in sales in our CIS segment, which we owned for one month in the third quarter of the prior year, and higher sales in all of our other operating segments.  Gross profit increased $26.4 million, including $14.2 million of additional contribution from our CIS segment.  Selling, general and administrative (“SG&A”) expenses increased $10.1 million, primarily due to a $9.0 million increase of SG&A expenses in our CIS segment.  Restructuring expenses increased $7.8 million, primarily due to severance expenses related to the recent closure of a manufacturing facility in Austria within the CIS segment.  In addition, we recorded a $1.3 million asset impairment charge related to this CIS Austria facility.  Operating income during the third quarter of fiscal 2018 increased $7.2 million to $13.9 million.  Our net loss of $27.9 million represents a $29.8 million decline compared with the third quarter of the prior year, primarily due to $35.7 million of charges associated with U.S. tax reform, partially offset by the increase in operating income.

Year-to-Date Highlights

Net sales in the first nine months of fiscal 2018 increased $521.8 million, or 51 percent, from the same period last year, primarily due to $416.9 million of additional sales from our CIS segment and higher sales in all of our other operating segments.  Gross profit increased $90.7 million, including $62.0 million of additional contribution from our CIS segment.  SG&A expenses increased $39.1 million, primarily due to a $37.9 million increase in SG&A expenses in our CIS segment.  Operating income during the first nine months of fiscal 2018 increased $43.6 million to $65.0 million.  Our net earnings of $5.8 million decreased $1.0 million compared with the same period in the prior year, primarily due to $35.7 million of charges associated with U.S. tax reform and higher interest expense, partially offset by the increase in operating income.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2017 and 2016:

	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$512.7	100.0%	$349.8	100.0%	$1,536.5	100.0%	$1,014.7	100.0%
Cost of sales	427.3	83.3%	290.8	83.1%	1,276.5	83.1%	845.4	83.3%
Gross profit	85.4	16.7%	59.0	16.9%	260.0	16.9%	169.3	16.7%
Selling, general and administrative expenses	60.8	11.9%	50.7	14.5%	182.2	11.9%	143.1	14.1%
Restructuring expenses	9.4	1.8%	1.6	0.5%	11.5	0.7%	6.0	0.6%
Impairment charge	1.3	0.3%	-	-	1.3	0.1%	-	-
Gain on sale of facility	-	-	-	-	-	-	(1.2)	-0.1%
Operating income	13.9	2.7%	6.7	1.9%	65.0	4.2%	21.4	2.1%
Interest expense	(6.3)	-1.2%	(4.5)	-1.3%	(19.5)	-1.3%	(10.5)	-1.0%
Other expense – net	(0.3)	-0.1%	(1.0)	-0.3%	(2.3)	-0.1%	(2.8)	-0.3%
Earnings before income taxes	7.3	1.4%	1.2	0.3%	43.2	2.8%	8.1	0.8%
(Provision) benefit for income taxes	(35.2)	-6.9%	0.7	0.2%	(37.4)	-2.4%	(1.3)	-0.1%
Net (loss) earnings	$(27.9)	-5.5%	$1.9	0.5%	$5.8	0.4%	$6.8	0.7%

Comparison of Three Months Ended December 31, 2017 and 2016

Third quarter net sales of $512.7 million were $162.9 million, or 47 percent, higher than the third quarter of the prior year, primarily due to $110.2 million of additional sales from our CIS segment, which we owned for one month in the third quarter of the prior year, higher sales in all of our other operating segments, and a $15.9 million favorable impact of foreign currency exchange rate changes.

Third quarter gross profit increased $26.4 million, primarily due to $14.2 million of additional contribution from our CIS segment and higher gross profit in our Building HVAC, Americas, and Asia segments.  Third quarter gross profit was favorably impacted by $2.1 million from foreign currency exchange rate changes.  Gross margin declined 20 basis points to 16.7 percent, as the benefits from higher sales volume and the absence of a $2.9 million inventory purchase accounting adjustment, which was recorded at Corporate in the prior year, were offset by unfavorable sales mix, higher material costs, and the absence of favorable customer pricing settlements in Europe recorded in the prior year.

SG&A expenses increased $10.1 million from the third quarter of fiscal 2017 to the third quarter of fiscal 2018, primarily due to a $9.0 million increase in SG&A expenses in our CIS segment, a $1.4 million unfavorable impact of foreign currency exchange rate changes, and higher compensation-related expenses, partially offset by lower costs incurred related to the acquisition of Luvata HTS.  SG&A expenses, as a percentage of net sales, decreased 260 basis points compared with the third quarter of the prior year.

Restructuring expenses of $9.4 million in the third quarter of fiscal 2018 increased $7.8 million compared with the prior year, primarily due to severance-related expenses in the CIS segment related to the closure of a manufacturing facility in Austria.

During the third quarter of fiscal 2018, we recorded a $1.3 million impairment charge related to the closure of a CIS manufacturing facility in Austria.

Operating income of $13.9 million in the third quarter of fiscal 2018 improved $7.2 million compared with the third quarter of fiscal 2017, primarily due to higher earnings in the Americas, Asia and Building HVAC segments.

Interest expense increased $1.8 million to $6.3 million in the third quarter of fiscal 2018, primarily due to the debt issued in November 2016 to finance a significant portion of our acquisition of Luvata HTS.

The provision for income taxes was $35.2 million in the third quarter of fiscal 2018, compared with a benefit for income taxes of $0.7 million in the third quarter of fiscal 2017.  The $35.9 million change was primarily due to charges totaling $35.7 million in the third quarter of fiscal 2018 related to the recently-enacted U.S. tax reform.  In addition, the tax provision in the third quarter of fiscal 2018 included a $2.2 million benefit from a development tax credit in Hungary.

Comparison of Nine Months Ended December 31, 2017 and 2016

Fiscal 2018 year-to-date net sales of $1,536.5 million were $521.8 million, or 51 percent, higher than the same period last year, primarily due to $416.9 million of additional sales from our CIS segment, higher sales in all of our other segments, and an $18.7 million favorable impact of foreign currency exchange rate changes.

Fiscal 2018 year-to-date gross profit of $260.0 million increased $90.7 million from the same period last year, due primarily to $62.0 million of incremental gross profit in our recently-acquired CIS segment and higher gross profit in our Americas, Asia, and Building HVAC segments.  Year-to-date gross profit was favorably impacted by $2.4 million from foreign currency exchange rate changes.  Gross margin improved 20 basis points to 16.9 percent, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS.

Fiscal 2018 year-to-date SG&A expenses increased $39.1 million from the same period last year, primarily due to a $37.9 million increase in SG&A expenses in our CIS segment, higher compensation-related expenses, and a $1.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower costs incurred related to the acquisition of Luvata HTS.  SG&A expenses, as a percentage of net sales, decreased 220 basis points compared with the same period last year.

Restructuring expenses of $11.5 million during the first nine months of fiscal 2018 increased $5.5 million compared with the same period last year, primarily due to severance-related expenses in the CIS segment related to the closure of a manufacturing facility in Austria.

During fiscal 2018, we recorded a $1.3 million impairment charge related to the closure of the CIS manufacturing facility in Austria.

During fiscal 2017, we sold a manufacturing facility within our Europe segment for cash proceeds of $4.3 million and recognized a $1.2 million gain as a result.

Operating income of $65.0 million during the first nine months of fiscal 2018 represents a $43.6 million improvement compared with same period last year, primarily due to $14.6 million of incremental operating income contributed by our CIS segment and higher earnings in the Americas, Asia and Building HVAC segments.

Interest expense increased $9.0 million to $19.5 million in the first nine months of fiscal 2018, primarily due to debt issued to finance a significant portion of our acquisition of Luvata HTS.

The provision for income taxes was $37.4 million and $1.3 million in the first nine months of fiscal 2018 and 2017, respectively.  The $36.1 million increase was primarily due to $35.7 million of charges recorded in the third quarter of fiscal 2018 related to U.S. tax reform and increased operating earnings in the current year, partially offset by tax benefits of $7.9 million from a development tax credit in Hungary and a $1.8 million reduction of unrecognized tax benefits resulting from a lapse in statutes of limitations.  We expect the full-year fiscal 2018 benefit for the Hungary development tax credit to total approximately $11.0 million.  We do not expect the impact of this tax credit to be significant in fiscal 2019.  It is possible that we may release the tax valuation allowance (approximately $3.0 million) in a foreign jurisdiction in the fourth quarter of fiscal 2018 or in fiscal 2019.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding U.S. tax reform and income tax valuation allowances.

SEGMENT RESULTS OF OPERATIONS

Since the date we acquired Luvata HTS (November 30, 2016), we have included CIS segment financial results within our consolidated results of operations.  As CIS financial results were not included in our consolidated financial statements for the full period during the three and nine months ended December 31, 2016, we have not provided separate discussion of our CIS segment below.  The contributions of our CIS segment are included within the discussion of our consolidated financial results above.  The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2017 and 2016:

Americas
	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$140.5	100.0%	$123.4	100.0%	$430.7	100.0%	$389.4	100.0%
Cost of sales	118.8	84.6%	105.0	85.1%	361.0	83.8%	329.9	84.7%
Gross profit	21.7	15.4%	18.4	14.9%	69.7	16.2%	59.5	15.3%
Selling, general and administrative expenses	12.7	9.0%	11.3	9.2%	39.3	9.1%	40.1	10.3%
Restructuring expenses	0.1	0.1%	1.4	1.1%	1.6	0.4%	5.2	1.3%
Operating income	$8.9	6.3%	$5.7	4.6%	$28.8	6.7%	$14.2	3.6%

Comparison of Three Months Ended December 31, 2017 and 2016

Americas net sales increased $17.1 million, or 14 percent, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018, primarily due to higher sales volume to commercial vehicle, off-highway, and automotive customers.  Gross profit increased $3.3 million and gross margin improved 50 basis points, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs.  SG&A expenses increased $1.4 million, primarily due to a lower recovery of development costs and higher compensation-related expenses.  Restructuring expenses decreased $1.3 million in the third quarter of fiscal 2018, primarily due to lower plant consolidation costs.  Operating income increased $3.2 million to $8.9 million, primarily due to higher gross profit.

Comparison of Nine Months Ended December 31, 2017 and 2016

Americas year-to-date net sales increased $41.3 million, or 11 percent, from the same period last year, primarily due to higher sales volume to off-highway and commercial vehicle customers, increased aftermarket sales in Brazil, and a $2.0 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $10.2 million and gross margin improved 90 basis points, primarily due to higher sales volume and improved production efficiencies, partially offset by unfavorable material costs.  SG&A expenses decreased $0.8 million, primarily due to the absence of a $1.6 million charge recorded in the prior year related to a legal matter in Brazil, which has since been settled and paid, partially offset by legal costs incurred for an environmental matter associated with a previously-owned manufacturing facility.  Restructuring expenses decreased $3.6 million, primarily due to lower plant consolidation and severance expenses.  Operating income increased $14.6 million to $28.8 million, primarily due to higher gross profit and lower restructuring expenses.

Europe
	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$134.6	100.0%	$119.8	100.0%	$405.4	100.0%	$389.7	100.0%
Cost of sales	116.7	86.7%	101.2	84.5%	348.6	86.0%	329.4	84.5%
Gross profit	17.9	13.3%	18.6	15.5%	56.8	14.0%	60.3	15.5%
Selling, general and administrative expenses	10.5	7.8%	9.9	8.2%	32.3	8.0%	30.8	7.9%
Restructuring expenses (income)	1.1	0.9%	0.1	0.1%	1.7	0.4%	(0.2)	-0.1%
Gain on sale of facility	-	-	-	-	-	-	(1.2)	-0.3%
Operating income	$6.3	4.6%	$8.6	7.2%	$22.8	5.6%	$30.9	7.9%

Comparison of Three Months Ended December 31, 2017 and 2016

Europe net sales increased $14.8 million, or 12 percent, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018, primarily due to an $11.1 million favorable impact of foreign currency exchange rate changes and higher sales volume to automotive and off-highway customers.  Gross profit decreased $0.7 million and gross margin declined 220 basis points to 13.3 percent, primarily due to the absence of favorable customer pricing settlements recorded in the prior year.  In addition, gross profit was favorably impacted by $1.4 million from foreign currency exchange rate changes.  SG&A expenses increased $0.6 million, primarily due to a $0.9 million unfavorable impact of foreign currency exchange rate changes.  Restructuring expenses increased $1.0 million in the third quarter of fiscal 2018, primarily due to higher severance expenses.  Operating income of $6.3 million decreased $2.3 million, primarily due to higher restructuring expenses and lower gross profit.

Comparison of Nine Months Ended December 31, 2017 and 2016

Europe year-to-date net sales increased $15.7 million, or 4 percent, from the same period last year, primarily due to a $14.6 million favorable impact of foreign currency exchange rate changes and higher sales volume to off-highway and automotive customers, partially offset by the planned wind-down of certain commercial vehicle programs.  Gross profit decreased $3.5 million and gross margin declined 150 basis points to 14.0 percent, primarily due to unfavorable material costs and the absence of the favorable customer pricing settlements recorded in the prior year, partially offset by improved production efficiencies.  In addition, gross profit was favorably impacted by $2.0 million from foreign currency exchange rate changes.  SG&A expenses increased $1.5 million, primarily due to a $1.1 million unfavorable impact of foreign currency exchange rate changes and higher compensation-related expenses.  Restructuring expenses increased $1.9 million, primarily due to higher severance expenses and equipment transfer costs.  During fiscal 2017, we sold a manufacturing facility for cash proceeds of $4.3 million and recorded a $1.2 million gain as a result.  Operating income of $22.8 million decreased $8.1 million, primarily due to lower gross profit and higher restructuring and SG&A expenses.

Asia
	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$42.8	100.0%	$28.6	100.0%	$117.7	100.0%	$78.2	100.0%
Cost of sales	34.6	81.0%	23.6	82.4%	95.8	81.4%	65.1	83.3%
Gross profit	8.2	19.0%	5.0	17.6%	21.9	18.6%	13.1	16.7%
Selling, general and administrative expenses	3.1	7.3%	2.4	8.4%	9.3	7.9%	8.2	10.4%
Operating income	$5.1	11.7%	$2.6	9.2%	$12.6	10.7%	$4.9	6.3%

Comparison of Three Months Ended December 31, 2017 and 2016

Asia net sales increased $14.2 million, or 50 percent, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018, primarily due to higher sales volume to off-highway customers in all geographic markets and automotive customers in China and India.  Foreign currency exchange rate changes favorably impacted third quarter net sales by $1.5 million.  Gross profit increased $3.2 million and gross margin improved 140 basis points to 19.0 percent, primarily due to higher sales volume.  SG&A expenses increased by $0.7 million compared with the prior year, yet decreased 110 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses incurred in support of the recent business growth.  Operating income of $5.1 million increased $2.5 million, primarily due to higher gross profit.

Comparison of Nine Months Ended December 31, 2017 and 2016

Asia year-to-date net sales increased $39.5 million, or 51 percent, from the same period last year, primarily due to higher sales volume to off-highway customers in all geographic markets and automotive customers in China and India.  Gross profit increased $8.8 million and gross margin improved 190 basis points to 18.6 percent, primarily due to higher sales volume.  SG&A expenses increased by $1.1 million compared with the prior year, yet decreased 250 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses.  Operating income of $12.6 million increased $7.7 million, primarily due to higher gross profit.

Building HVAC
	Three months ended December 31,				Nine months ended December 31,
	2017		2016		2017		2016
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$56.1	100.0%	$47.2	100.0%	$147.9	100.0%	$132.8	100.0%
Cost of sales	37.1	66.2%	31.9	67.6%	102.9	69.6%	95.7	72.0%
Gross profit	19.0	33.8%	15.3	32.4%	45.0	30.4%	37.1	28.0%
Selling, general and administrative expenses	9.8	17.4%	8.5	18.0%	26.4	17.8%	26.0	19.6%
Restructuring expenses	-	-	0.1	0.2%	-	-	0.7	0.5%
Operating income	$9.2	16.5%	$6.7	14.2%	$18.6	12.6%	$10.4	7.8%

Comparison of Three Months Ended December 31, 2017 and 2016

Building HVAC net sales increased $8.9 million, or 19 percent, from the third quarter of fiscal 2017 to the third quarter of fiscal 2018, primarily due to higher ventilation and heating product sales in North America, higher ventilation product sales in the U.K., and a $1.3 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $3.7 million and gross margin improved 140 basis points to 33.8 percent, primarily due to higher sales volume, favorable sales mix, and improved production efficiencies in the U.K.  SG&A expenses increased $1.3 million, yet decreased 60 basis points as a percentage of sales, primarily due to higher compensation-related expenses, including commission expenses resulting from the increased sales.  Operating income of $9.2 million increased $2.5 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2017 and 2016

Building HVAC year-to-date net sales increased $15.1 million, or 11 percent, from the same period last year, primarily due to higher ventilation and heating product sales in North America, partially offset by a $0.9 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $7.9 million and gross margin improved 240 basis points to 30.4 percent, primarily due to higher sales volume.  SG&A expenses increased $0.4 million, yet decreased 180 basis points as a percentage of sales.  Restructuring expenses decreased $0.7 million due to the absence of severance expenses incurred in the prior year.  Operating income of $18.6 million increased $8.2 million, primarily due to higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents at December 31, 2017 of $47.8 million, and an available borrowing capacity of $168.8 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $46.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the nine months ended December 31, 2017 was $105.6 million, which was a $70.6 million increase compared with the same period in the prior year.  This increase in operating cash flow primarily resulted from an increase in operating earnings, including contributions from our CIS segment, lower payments for restructuring expenses and costs associated with the acquisition and integration of Luvata HTS in the current year, and favorable net changes in working capital.  Capital expenditures of $55.0 million during the first nine months of fiscal 2018 increased $9.0 million compared with the same period in the prior year, primarily due to capital expenditures by our recently-acquired CIS segment, equipment purchases to expand our manufacturing capacity in China, and tooling and equipment purchases to support new product launches.

Debt
Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to leverage ratio covenants, the most restrictive of which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  At December 31, 2017, our leverage ratio and interest coverage ratio was 2.5 and 7.9, respectively.  We were in compliance with our debt covenants as of December 31, 2017 and expect to remain in compliance during the balance of fiscal 2018 and beyond.

Shelf Registration Statement
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

Contractual Obligations
Other than the transition tax liability recorded as a result of U.S. tax reform, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements, there have not been any material changes in the Company’s contractual obligations since March 31, 2017, as reported in Item 7. in Part II. of the Company’s Annual Report on Form 10-K.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and, in particular, the continuing recovery and/or instability of certain markets in which we operate in China and North America, and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, that have been or may be implemented in the United States, as well as continuing uncertainty regarding the longer-term implications of “Brexit”;

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

•
Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, particularly in light of continuing economic challenges in some areas of the world in which we and our suppliers operate;

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

•	The impact of potential increases in interest rates, particularly in LIBOR and EURIBOR in relation to our variable-rate debt obligations;

•	Our ability to maintain our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) in our target range of 1.5 to 2.5 in an efficient manner;

•	Costs arising from the integration of Luvata HTS;

•	The impact of foreign currency exchange rate fluctuations, particularly the value of the euro, Brazilian real, and British pound, relative to the U.S. dollar;

•	The effects of the recently-enacted U.S. tax reform legislation on our business, some of which are uncertain and may be material; and

•	Our ability to effectively realize the benefits of tax assets in various jurisdictions in which we operate.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation under the supervision of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e), with the participation of the Company’s management.  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

As part of its post-closing integration activities for the Luvata HTS acquisition, the Company is engaged in assessing, refining and harmonizing the internal controls and processes of the acquired business with those of the Company.  This customary integration-related process has resulted in a change in the Company’s internal control over financial reporting during the third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2017	_______	_______	_______	_______

November 1 – November 30, 2017	_______	_______	_______	_______

December 1 – December 31, 2017	2,438 (a)	$22.60	_______	_______

Total	2,438 (a)	$22.60	_______	_______

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

Date: January 31, 2018

*	Executing as both the principal financial officer and a duly authorized officer of the Company