Form 10-Q
period 2018-06-30
MODINE MANUFACTURING CO
filed 2018-08-02
CIK 67347

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,690,875 at July 27, 2018.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2018 and 2017
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2018	2017
Net sales	$566.1	$515.5
Cost of sales	471.8	427.0
Gross profit	94.3	88.5
Selling, general and administrative expenses	59.3	59.2
Restructuring expenses	0.2	1.7
Operating income	34.8	27.6
Interest expense	(6.2)	(6.6)
Other expense – net	(1.1)	(0.9)
Earnings before income taxes	27.5	20.1
Provision for income taxes	(5.0)	(2.7)
Net earnings	22.5	17.4
Net earnings attributable to noncontrolling interest	(0.5)	(0.4)
Net earnings attributable to Modine	$22.0	$17.0

Net earnings per share attributable to Modine shareholders:
Basic	$0.43	$0.34
Diluted	$0.43	$0.34

Weighted-average shares outstanding:
Basic	50.3	49.5
Diluted	51.2	50.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2018 and 2017
(In millions)
(Unaudited)

	Three months ended June 30,
	2018	2017
Net earnings	$22.5	$17.4
Other comprehensive income (loss):
Foreign currency translation	(25.1)	16.5
Defined benefit plans, net of income taxes of $0.3 and $0.5 million	1.0	0.8
Cash flow hedges, net of income taxes of $0.1 million	0.4	-
Total other comprehensive income (loss)	(23.7)	17.3

Comprehensive income (loss)	(1.2)	34.7
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.4)
Comprehensive income (loss) attributable to Modine	$(1.3)	$34.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and March 31, 2018
(In millions, except per share amounts)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$41.4	$39.3
Trade accounts receivable – net	347.6	342.4
Inventories	203.7	191.3
Other current assets	68.6	70.1
Total current assets	661.3	643.1
Property, plant and equipment – net	486.9	504.3
Intangible assets – net	124.7	129.9
Goodwill	170.4	173.8
Deferred income taxes	94.9	96.9
Other noncurrent assets	24.5	25.4
Total assets	$1,562.7	$1,573.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$93.2	$53.2
Long-term debt – current portion	41.2	39.9
Accounts payable	276.6	277.9
Accrued compensation and employee benefits	80.3	97.3
Other current liabilities	46.5	47.2
Total current liabilities	537.8	515.5
Long-term debt	371.9	386.3
Deferred income taxes	9.1	9.9
Pensions	104.7	109.6
Other noncurrent liabilities	53.0	53.6
Total liabilities	1,076.5	1,074.9
Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.7 million and 52.3 million shares	32.9	32.7
Additional paid-in capital	231.7	229.9
Retained earnings	409.3	394.9
Accumulated other comprehensive loss	(163.6)	(140.3)
Treasury stock, at cost, 2.0 million and 1.8 million shares	(30.8)	(27.1)
Total Modine shareholders' equity	479.5	490.1
Noncontrolling interest	6.7	8.4
Total equity	486.2	498.5
Total liabilities and equity	$1,562.7	$1,573.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2018 and 2017
(In millions)
(Unaudited)

	Three months ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$22.5	$17.4
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation and amortization	19.4	18.5
Stock-based compensation expense	2.0	2.3
Deferred income taxes	1.0	(4.1)
Other – net	0.6	2.2
Changes in operating assets and liabilities:
Trade accounts receivable	(18.6)	(14.0)
Inventories	(21.7)	(7.3)
Accounts payable	15.4	15.2
Other assets and liabilities	(24.7)	(9.6)
Net cash (used for) provided by operating activities	(4.1)	20.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(22.6)	(21.6)
Other – net	2.9	(0.8)
Net cash used for investing activities	(19.7)	(22.4)

Cash flows from financing activities:
Borrowings of debt	105.9	48.1
Repayments of debt	(72.7)	(36.7)
Dividend paid to noncontrolling interest	(1.8)	(0.9)
Other – net	(3.8)	(0.9)
Net cash provided by financing activities	27.6	9.6

Effect of exchange rate changes on cash	(1.8)	1.4
Net increase in cash, cash equivalents and restricted cash	2.0	9.2

Cash, cash equivalents and restricted cash – beginning of period	40.3	34.8
Cash, cash equivalents and restricted cash – end of period	$42.3	$44.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1:	General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2018, except in regard to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2019 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2018.

New Accounting Guidance

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  The Company adopted this new guidance for its first quarter of fiscal 2019 using the modified-retrospective transition method.

The Company assessed customer contracts and evaluated contractual provisions in light of the new guidance.  Through its evaluation process, the Company identified a limited number of customer contracts that provide an enforceable right to payment for customized products, which require revenue recognition prior to the product being shipped to the customer.  As a result of its adoption of the new guidance, the Company recorded an increase of $0.7 million to retained earnings as of April 1, 2018, along with related balance sheet reclassifications. The increase to retained earnings reflects $3.0 million of net sales that, had the new guidance been in effect, the Company would have recognized as of March 31, 2018.  See Note 2 for additional information regarding revenue recognition.

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued new guidance related to income tax accounting for intercompany asset transfers. This new guidance requires companies to recognize the income tax effects of intercompany asset transfers other than inventory at the transaction date. The income tax effects of these transfers were previously deferred. The Company adopted this new guidance for its first quarter of fiscal 2019 using the modified-retrospective transition method. Upon adoption, the Company recorded a decrease to retained earnings of $8.3 million as of April 1, 2018.

Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued new guidance that requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending balances presented within the statement of cash flows. The Company adopted this new guidance for its first quarter of fiscal 2019 using the retrospective transition method.  As a result, all prior period information has been recast to be comparable to the new presentation requirements.  See Note 10 for information regarding the Company’s restricted cash.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance related to the accounting for certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from tax reform legislation that was enacted in the U.S. in December 2017.  This guidance permits companies to reclassify stranded income tax effects to retained earnings and is effective for the Company’s first quarter of fiscal 2020.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

The cumulative effects on the Company’s consolidated balance sheet, as of April 1, 2018, resulting from the adoption of new accounting guidance were as follows:

		Adjustments Due to New Accounting Guidance
	Balance as of March 31, 2018	Revenue Recognition	Intra-entity Transfers of Assets	Balance as of April 1, 2018
ASSETS
Inventories	$191.3	$(2.0)	$-	$189.3
Other current assets	70.1	3.0	(8.3)	64.8
Deferred income taxes	96.9	(0.2)	-	96.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred income taxes	$9.9	$0.1	$-	$10.0
Retained earnings	394.9	0.7	(8.3)	387.3

Note 2:	Revenue Recognition

Effective April 1, 2018, the Company adopted new revenue recognition accounting guidance using the modified-retrospective transition method and, as a result, recorded a cumulative-effect adjustment to increase retained earnings by $0.7 million.  The Company’s condensed consolidated financial statements for the three months ended June 30, 2018 reflect the adoption of this new guidance; however the comparable prior-year period has not been restated.  See Note 1 for additional information regarding the adjustments to the Company’s consolidated balance sheet as of April 1, 2018.

Significant Accounting Policy
The Company generates revenue from selling innovative thermal management products and solutions to diversified global markets and customers.  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms.

The Company records an allowance for doubtful accounts for estimated uncollectible receivables and accrues for estimated warranty costs at the time of sale.  These estimates are based upon historical experience, current business trends, and current economic conditions.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accounts for shipping and handling activities as fulfilment costs rather than separate performance obligations, and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales.

The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days.  As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price.

The Company has not disclosed the value of unsatisfied performance obligations because the original expected performance period is one year or less for the large majority of its customer contracts.

Nature of Goods and Services and Significant Judgments
The following is a description of the Company’s principal revenue-generating activities:

Vehicular Thermal Solutions (“VTS”)
The VTS segment principally generates revenue from providing engineered heat transfer systems and components for use in on- and off-highway original equipment.  This segment provides powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, EGR coolers, and fuel coolers, to original equipment manufacturers (“OEMs”) in the automotive, commercial vehicle, and off-highway markets in the Americas, Europe, and Asia regions.  In addition, the VTS segment designs customer-owned tooling for OEMs and also serves Brazil’s automotive and commercial vehicle aftermarkets.

While the VTS segment provides customized production and service parts to customers under multi-year programs, these programs typically do not contain contractually-guaranteed volumes to be purchased by the customer.  As a result, individual purchase orders typically represent the quantities ordered by the customer. With the exception of a small number of VTS customers, the terms within the customer agreement, purchase order, or customer-owned tooling contract do not provide the Company with an enforceable right to payment for performance completed to date.  As a result, the VTS segment recognizes revenue primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

In regard to VTS customers with contractual cancellation terms that provide an enforceable right to payment for performance completed to date, the Company recognizes revenue over time based upon its estimated progress towards satisfaction of the performance obligations.  The VTS segment measures progress by evaluating the production status of ordered products not yet shipped to the customer.

For certain customer programs, the Company agrees to provide annual price reductions based upon contract terms.  For these scheduled price reductions, the Company evaluates whether the provisions represent a material right to the customer, and if so, defers associated revenue as a result.

At times, the Company makes up-front incentive payments to certain customers related to future sales under multi-year programs.  The Company capitalizes these incentive payments, which it expects to recover through future sales, and amortizes the assets as a reduction to revenue when the related products are sold to customers.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Commercial and Industrial Solutions (“CIS”)
The CIS segment principally generates revenue from providing thermal management products, including customized coils and coolers, to the heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets in North America, Europe, and Asia.  In addition, the segment applies corrosion protection solutions, which are referred to as coatings, to heat-transfer equipment.

For the sale of coils and coolers, individual customer purchase orders generally represent the Company’s contract with its customers.  With the exception of a small number of customers, the applicable customer contracts do not provide the Company with an enforceable right to payment for performance completed to date.  As a result, the CIS segment recognizes revenue for its sale of coils and coolers primarily at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

For both sales to customers whose contract cancellation terms provide an enforceable right to payment and sales from the coatings businesses, in which the customers control the heat-transfer equipment being enhanced by the coating application, the CIS segment recognizes revenue over time based upon its estimated progress towards satisfaction of the performance obligations.  The segment measures progress by evaluating the production status towards completion of ordered products or services not yet shipped to its customers.

Building HVAC Systems (“BHVAC”)
The BHVAC segment principally generates revenue from providing a variety of heating, ventilating, and air conditioning products, primarily for commercial buildings and related applications in North America and the U.K., as well as mainland Europe and the Middle East.

Heating products are manufactured in the U.S. and are generally sold to independent distributors, who in turn market the heating products to end customers.  Because these products are sold to many different customers without contractual or practical limitations, the BHVAC segment recognizes revenue at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

Ventilation and air conditioning products are highly-specified to a customer’s needs; however, the underlying sales contracts do not provide the Company with an enforceable right to payment for performance completed to date.  As a result, the BHVAC segment recognizes revenue for these products at the time control is transferred to the customer based upon shipping terms, which is generally upon shipment.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Disaggregation of Revenue
The table below presents revenue to external customers for each of the Company’s business segments by primary end market, by geographic location and based upon the timing of revenue recognition.

	Three months ended June 30, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$145.1	$-	$-	$145.1
Commercial vehicle	99.7	-	-	99.7
Off-highway	83.8	-	-	83.8
Commercial HVAC	-	84.5	32.0	116.5
Commercial refrigeration	-	50.8	-	50.8
Data center cooling	-	34.1	12.2	46.3
Industrial cooling	-	11.5	-	11.5
Other	24.2	3.0	0.8	28.0
Net sales	$352.8	$183.9	$45.0	$581.7

Geographic location:
Americas	$150.9	$104.8	$25.3	$281.0
Europe	148.4	65.2	19.7	233.3
Asia	53.5	13.9	-	67.4
Net sales	$352.8	$183.9	$45.0	$581.7

Timing of revenue recognition:
Products transferred at a point in time	$342.8	$153.6	$45.0	$541.4
Products transferred over time	10.0	30.3	-	40.3
Net sales	$352.8	$183.9	$45.0	$581.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2018	March 31, 2018
Contract assets	18.8	13.5
Contract liabilities	11.7	12.4

Contract assets, included within other current assets in the consolidated balance sheet, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.

Contract liabilities, included within other current liabilities in the consolidated balance sheet, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Impacts of Adopting New Accounting Guidance
The impacts from the adoption of the new revenue recognition guidance to the Company’s consolidated statement of operations for the three months ended June 30, 2018 and its consolidated balance sheet as of June 30, 2018 were as follows:

	Three months ended June 30, 2018
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$566.1	$(1.2)	$564.9
Net earnings attributable to Modine	22.0	(0.3)	21.7

Net earnings per share attributable to Modine shareholders:
Basic	$0.43	$(0.01)	$0.43
Diluted	0.43	(0.01)	0.42

	June 30, 2018
	As Reported	Impact of New Accounting Guidance	Balances Without Impact of New Accounting Guidance
ASSETS
Inventories	$203.7	$2.8	$206.5
Other current assets	68.6	(4.2)	64.4
Deferred income taxes	94.9	0.1	95.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred income taxes	$9.1	$(0.2)	$8.9
Retained earnings	409.3	(1.1)	408.2

Note 3:	Fair Value Measurements

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.6 million and $5.8 million as of June 30, 2018 and March 31, 2018, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 15.

Note 4:	Pensions

Pension cost included the following components:

	Three months ended June 30,
	2018	2017
Service cost	$0.1	$0.1
Interest cost	2.4	2.5
Expected return on plan assets	(3.0)	(3.0)
Amortization of unrecognized net loss	1.4	1.4
Net periodic benefit cost	$0.9	$1.0

During each of the three months ended June 30, 2018 and 2017, the Company contributed $1.9 million to its U.S. pension plans.

Note 5:	Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $2.0 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2019 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,
	2018		2017
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.81	0.2	$7.30
Restricted stock awards	0.2	$17.90	0.2	$15.90
Performance stock awards	0.2	$17.90	0.2	$15.90

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company used the following assumptions in determining fair value for stock options:

	Three months ended June 30,
	2018	2017
Expected life of awards in years	6.3	6.4
Risk-free interest rate	2.8%	1.9%
Expected volatility of the Company's stock	39.7%	44.3%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of June 30, 2018, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.6	3.1
Restricted stock awards	8.4	3.1
Performance stock awards	6.8	2.1
Total	$18.8	2.7

Note 6:	Restructuring Activities

The Company’s restructuring actions during the first quarter of fiscal 2019 and 2018 consisted primarily of plant consolidation activities and targeted headcount reductions in the VTS segment.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2018	2017
Employee severance and related benefits	$0.1	$0.5
Other restructuring and repositioning expenses	0.1	1.2
Total	$0.2	$1.7

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2018	2017
Beginning balance	$11.0	$6.5
Additions	0.1	0.5
Payments	(5.8)	(3.3)
Effect of exchange rate changes	(0.5)	0.3
Ending balance	$4.8	$4.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2018	2017
Equity in earnings of non-consolidated affiliate	$0.2	$-
Interest income	0.2	0.1
Foreign currency transactions (a)	(0.8)	(0.2)
Net periodic benefit cost (b)	(0.7)	(0.8)
Total other expense - net	$(1.1)	$(0.9)

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

The Company’s effective tax rate for the three months ended June 30, 2018 and 2017 was 18.2 percent and 13.4 percent, respectively.  The effective tax rate for the first quarter of fiscal 2019 is higher than the first quarter of the prior year, primarily due to a $3.5 million benefit for a Hungarian development tax credit in the prior year, partially offset by the reversal of a valuation allowance on deferred tax assets in a foreign jurisdiction during the first quarter of fiscal 2019.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  Shortly after the Tax Act was enacted, the SEC issued accounting guidance which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.  To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

During fiscal 2018, the Company recorded provisional discrete tax charges totaling $38.0 million related to the Tax Act.  The Company adjusted its U.S. deferred tax assets by $19.0 million due to the reduction in the U.S. federal corporate tax rate.  This net reduction in deferred tax assets also included the estimated impact on the Company’s net state deferred tax assets.  In addition, the Company recorded a $19.0 million charge for the transition tax required under the Tax Act.

The Company is in process of evaluating whether to utilize its deferred tax attributes against the transition tax.  If the Company elects not to do so, it expects to pay the estimated $19.0 million transition tax liability over the next eight years, beginning with a payment of approximately $1.5 million during fiscal 2019.  The Company is also awaiting additional technical guidance on the treatment of the transition tax and its impact on fiscal year taxpayers.  In addition, the Company is analyzing the state tax impact of the transition tax and the associated impact on the realizability of tax attributes and the impact of the global intangible low taxed income (“GILTI”) provision of the Tax Act on its deferred tax attributes.  The Company has elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company has not yet completed its accounting for the income tax effects of certain elements of the Tax Act.  In regard to the reduction in the U.S. corporate tax rate, the Company will continue to analyze the impacts of the Tax Act through the finalization of its fiscal 2018 U.S. federal tax return.  In regard to the transition tax, the Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to more precisely compute the amount of this tax.

Previously, the Company’s practice and intention was to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S.  As a result, the Company did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  The Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if its non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding taxes and potential U.S. state taxes.  The Company expects to complete its analysis of the accounting guidance related to the Tax Act and its evaluation of the impacts of the Tax Act in the second or third quarter of fiscal 2019.

The Company is continuing to analyze the provisions of the Tax Act to determine the impact on its fiscal 2019 effective tax rate.  For the first quarter of fiscal 2019, the Company has recorded an estimate for GILTI, the base erosion anti-abuse tax provision of the Tax Act, new limits on the deductibility of executive compensation, and the state tax implications of these provisions.

As of June 30, 2018, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $33.7 million and valuation allowances against certain U.S. deferred tax assets totaled $7.0 million, as it is more likely than not these assets will not be realized based upon historical financial results.  During the first quarter of fiscal 2019, the Company recorded a benefit of $2.0 million related to the reversal of a valuation allowance for deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would be realized in the future.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

The Company estimates that reductions to unrecognized tax benefits for the remainder of fiscal 2019 will total $2.2 million due mainly to lapses in statutes of limitations, which, if recognized, would have a $1.6 million favorable impact on its effective tax rate.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2018	2017
Net earnings attributable to Modine	$22.0	$17.0
Less: Undistributed earnings attributable to unvested shares	(0.1)	(0.2)
Net earnings available to Modine shareholders	$21.9	$16.8

Weighted-average shares outstanding - basic	50.3	49.5
Effect of dilutive securities	0.9	0.6
Weighted-average shares outstanding - diluted	51.2	50.1

Earnings per share:
Net earnings per share - basic	$0.43	$0.34
Net earnings per share - diluted	$0.43	$0.34

For the three months ended June 30, 2018 and 2017, the calculation of diluted earnings per share excluded 0.4 million and 0.5 million stock options, respectively, because they were anti-dilutive.

Note 10:	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2018	March 31, 2018
Cash and cash equivalents	$41.4	$39.3
Restricted cash	0.9	1.0
	$42.3	$40.3

Restricted cash, which is reported within other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11:	Inventories

Inventories consisted of the following:

	June 30, 2018	March 31, 2018
Raw materials	$123.4	$114.4
Work in process	37.0	34.8
Finished goods	43.3	42.1
Total inventories	$203.7	$191.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 12:	Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2018	March 31, 2018
Land	$21.5	$22.6
Buildings and improvements (10-40 years)	287.4	295.6
Machinery and equipment (3-12 years)	823.9	840.8
Office equipment (3-10 years)	89.8	93.0
Construction in progress	53.7	50.2
	1,276.3	1,302.2
Less: accumulated depreciation	(789.4)	(797.9)
Net property, plant and equipment	$486.9	$504.3

Note 13:	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	Building HVAC	CIS	Total
Goodwill, March 31, 2018	$0.5	$15.0	$158.3	$173.8
Effect of exchange rate changes	-	(0.7)	(2.7)	(3.4)
Goodwill, June 30, 2018	$0.5	$14.3	$155.6	$170.4

Intangible assets consisted of the following:

	June 30, 2018			March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.5	$(6.4)	$56.1	$64.2	$(5.7)	$58.5
Trade names	59.5	(11.3)	48.2	60.6	(10.8)	49.8
Acquired technology	24.4	(4.0)	20.4	25.2	(3.6)	21.6
Total intangible assets	$146.4	$(21.7)	$124.7	$150.0	$(20.1)	$129.9

The Company recorded amortization expense of $2.3 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively. The Company estimates that it will record approximately $9.0 million of annual amortization expense in fiscal 2020 and 2021 and approximately $8.0 million of annual amortization expense in fiscal 2022 through 2024.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 14:	Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2018	2017
Beginning balance	$9.3	$10.0
Warranties recorded at time of sale	1.4	1.3
Adjustments to pre-existing warranties	(0.4)	(0.5)
Settlements	(1.3)	(1.0)
Effect of exchange rate changes	(0.3)	0.3
Ending balance	$8.7	$10.1

Note 15:	Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2018	March 31, 2018
Term loans	2022	$257.0	$267.8
6.8% Senior Notes	2021	97.0	101.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2034	14.1	12.8
		418.1	431.6
Less: current portion		(41.2)	(39.9)
Less: unamortized debt issuance costs		(5.0)	(5.4)
Total long-term debt		$371.9	$386.3

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

As of June 30, 2018 and March 31, 2018, the Company had $62.1 million and $21.3 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  As of June 30, 2018, domestic letters of credit totaled $4.3 million, resulting in available capacity under the Company’s revolving credit facility of $108.6 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings as of June 30, 2018 and March 31, 2018 of $31.1 million and $31.9 million, respectively.  As of June 30, 2018, the Company’s foreign unused lines of credit totaled $1.2 million.  In aggregate, the Company had total available lines of credit of $109.8 million as of June 30, 2018.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to leverage ratio covenants, the most restrictive of which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of June 30, 2018.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of June 30, 2018 and March 31, 2018, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $148.2 million and $153.1 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 16:	Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at two manufacturing facilities in the United States, one of which the Company no longer owns, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $17.1 million and $16.7 million as of June 30, 2018 and March 31, 2018, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 17:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive income (loss) before reclassifications	(24.7)	-	0.5	(24.2)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	-	1.3
Income taxes	-	(0.3)	(0.1)	(0.4)
Total other comprehensive income (loss)	(24.7)	1.0	0.4	(23.3)

Ending balance	$(30.2)	$(133.9)	$0.5	$(163.6)

	Three months ended June 30, 2017
	Foreign Currency Translation	Defined Benefit Plans	Total
Beginning balance	$(46.8)	$(135.0)	$(181.8)

Other comprehensive income before reclassifications	16.5	-	16.5
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	1.3
Income taxes	-	(0.5)	(0.5)
Total other comprehensive income	16.5	0.8	17.3

Ending balance	$(30.3)	$(134.2)	$(164.5)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

Note 18:	Segment Information

Effective April 1, 2018, the Company formed the VTS segment by combining its Americas, Europe, and Asia operations to enable it to operate as a more global, product-based organization. As part of this segment combination and its CIS integration activities, the Company also merged its Americas coils business into the CIS segment and expects to achieve operational improvements and organizational efficiencies as a result.  The Company began reporting financial results for its new segments beginning in fiscal 2019. Segment financial information for fiscal 2018 has been recast to conform to the fiscal 2019 presentation.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
	2018			2017
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Vehicular Thermal Solutions	$338.3	$14.5	$352.8	$301.4	$13.9	$315.3
Commercial and Industrial Solutions	183.5	0.4	183.9	171.1	0.3	171.4
Building HVAC Systems	44.3	0.7	45.0	43.0	-	43.0
Segment total	566.1	15.6	581.7	515.5	14.2	529.7
Corporate and eliminations	-	(15.6)	(15.6)	-	(14.2)	(14.2)
Net sales	$566.1	$-	$566.1	$515.5	$-	$515.5

	Three months ended June 30,
	2018		2017
	$'s	% of sales	$'s	% of sales
Gross profit:
Vehicular Thermal Solutions	$54.0	15.3%	$50.8	16.1%
Commercial and Industrial Solutions	28.6	15.6%	26.7	15.6%
Building HVAC Systems	11.6	25.9%	11.1	25.9%
Segment total	94.2	16.2%	88.6	16.7%
Corporate and eliminations	0.1	-	(0.1)	-
Gross profit	$94.3	16.7%	$88.5	17.2%

	Three months ended June 30,
	2018	2017
Operating income:
Vehicular Thermal Solutions	$25.5	$22.2
Commercial and Industrial Solutions	13.2	11.4
Building HVAC Systems	3.2	3.1
Segment total	41.9	36.7
Corporate and eliminations	(7.1)	(9.1)
Operating income	$34.8	$27.6

	June 30, 2018	March 31, 2018
Total assets:
Vehicular Thermal Solutions	$746.3	$754.8
Commercial and Industrial Solutions	634.1	630.2
Building HVAC Systems	92.2	88.1
Corporate and eliminations	90.1	100.3
Total assets	$1,562.7	$1,573.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2018 was the first quarter of fiscal 2019.

First Quarter Highlights

Net sales in the first quarter of fiscal 2019 increased $50.6 million, or 10 percent, from the first quarter of fiscal 2018, primarily due to higher sales in all of our operating segments.  Gross profit increased $5.8 million, or 7 percent.  Gross margin declined 50 basis points to 16.7 percent, as the benefit from higher sales volume was more than offset by unfavorable material costs and temporary production inefficiencies largely related to increased volumes.  Selling, general and administrative (“SG&A”) expenses decreased 100 basis points as a percentage of sales.  Operating income during the first quarter of fiscal 2019 increased $7.2 million, or 26 percent, to $34.8 million, and our net earnings increased $5.1 million, or 29 percent.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018		2017
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$566.1	100.0%	$515.5	100.0%
Cost of sales	471.8	83.3%	427.0	82.8%
Gross profit	94.3	16.7%	88.5	17.2%
Selling, general and administrative expenses	59.3	10.5%	59.2	11.5%
Restructuring expenses	0.2	-	1.7	0.3%
Operating income	34.8	6.1%	27.6	5.4%
Interest expense	(6.2)	-1.1%	(6.6)	-1.3%
Other expense – net	(1.1)	-0.2%	(0.9)	-0.2%
Earnings before income taxes	27.5	4.9%	20.1	3.9%
Provision for income taxes	(5.0)	-0.9%	(2.7)	-0.5%
Net earnings	$22.5	4.0%	$17.4	3.4%

First quarter net sales of $566.1 million were $50.6 million, or 10 percent, higher than the first quarter of the prior year, primarily due to higher sales in all of our operating segments and an $18.4 million favorable impact of foreign currency exchange rate changes.

First quarter gross profit increased $5.8 million, yet gross margin declined 50 basis points to 16.7 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies largely related to increased volumes, partially offset by higher sales volume.  In addition, gross profit was favorably impacted by $3.0 million from foreign currency exchange rate changes.

First quarter SG&A expenses increased $0.1 million; however, as a percentage of net sales, SG&A expenses decreased 100 basis points compared with the first quarter of the prior year.  The slight increase in SG&A expenses was primarily due to a $1.5 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower integration costs associated with our acquisition of Luvata HTS during fiscal 2017.

Restructuring expenses of $0.2 million in the first quarter of fiscal 2019 decreased $1.5 million compared with the prior year, primarily due to lower plant consolidation and severance costs.

Operating income of $34.8 million in the first quarter of fiscal 2019 improved $7.2 million, or 26 percent, compared with the first quarter of fiscal 2018, primarily due to higher gross profit and lower restructuring expenses.

Interest expense in the first quarter of fiscal 2019 decreased $0.4 million, or 6 percent, compared with the first quarter of the prior year, primarily due to lower outstanding long-term debt.

The provision for income taxes was $5.0 million and $2.7 million in the first quarter of fiscal 2019 and 2018, respectively.  The $2.3 million increase was primarily due to $3.5 million of benefit for a Hungarian development tax credit in the prior year, partially offset by a $2.0 million tax valuation allowance reversal in a foreign jurisdiction during the first quarter of fiscal 2019.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information regarding U.S. tax reform and income tax valuation allowances.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2018, we formed the Vehicular Thermal Solutions (“VTS”) segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.  As part of this segment combination and our Commercial and Industrial Solutions (“CIS”) integration activities, we also merged our Americas coils business into the CIS segment and expect to achieve operational improvements and organizational efficiencies as a result.  We began reporting financial results for our new segments beginning for fiscal 2019.  Segment financial information for fiscal 2018 has been recast to conform to the fiscal 2019 presentation.

The following is a discussion of our segment results of operations for the three months ended June 30, 2018 and 2017:

Vehicular Thermal Solutions
	Three months ended June 30,
	2018		2017
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$352.8	100.0%	$315.3	100.0%
Cost of sales	298.8	84.7%	264.5	83.9%
Gross profit	54.0	15.3%	50.8	16.1%
Selling, general and administrative expenses	28.4	8.1%	26.9	8.5%
Restructuring expenses	0.1	-	1.7	0.6%
Operating income	$25.5	7.2%	$22.2	7.0%

VTS net sales increased $37.5 million, or 12 percent, from the first quarter of fiscal 2018 to the first quarter of fiscal 2019, primarily due to higher sales volume to automotive customers in all of our geographic markets and off-highway customers in Asia and the Americas.  Foreign currency exchange rate changes favorably impacted first quarter net sales by $11.8 million.  Gross profit increased $3.2 million, yet gross margin declined 80 basis points to 15.3 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies largely related to increased volumes, partially offset by higher sales volume.  Changes in foreign currency exchange rates favorably impacted gross profit by $2.0 million during the first quarter of fiscal 2019.  SG&A expenses increased $1.5 million, primarily due to environmental charges for investigative and remedial work related to a previously-owned manufacturing facility and a $0.9 million unfavorable impact of foreign currency exchange rate changes.  Restructuring expenses decreased $1.6 million in the first quarter of fiscal 2019, primarily due to lower plant consolidation and severance costs.  Operating income increased $3.3 million to $25.5 million during the first quarter, primarily due to higher gross profit.

Commercial and Industrial Solutions
	Three months ended June 30,
	2018		2017
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$183.9	100.0%	$171.4	100.0%
Cost of sales	155.3	84.4%	144.7	84.4%
Gross profit	28.6	15.6%	26.7	15.6%
Selling, general and administrative expenses	15.3	8.3%	15.3	8.9%
Restructuring expenses	0.1	0.1%	-	-
Operating income	$13.2	7.2%	$11.4	6.7%

CIS net sales increased $12.5 million, or 7 percent, from the first quarter of fiscal 2018 to the first quarter of fiscal 2019, primarily due to higher sales volume to data center customers, partially offset by lower sales volume to industrial customers.  Foreign currency exchange rate changes favorably impacted first quarter net sales by $5.5 million.  Gross profit increased $1.9 million, primarily due to higher sales volume, and gross margin was unchanged at 15.6 percent.  SG&A expenses remained consistent compared with the prior year, and decreased 60 basis points as a percentage of sales.  Operating income of $13.2 million increased $1.8 million, primarily due to higher sales.

Building HVAC Systems
	Three months ended June 30,
	2018		2017
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$45.0	100.0%	$43.0	100.0%
Cost of sales	33.4	74.1%	31.9	74.1%
Gross profit	11.6	25.9%	11.1	25.9%
Selling, general and administrative expenses	8.4	18.8%	8.0	18.7%
Operating income	$3.2	7.1%	$3.1	7.2%

Building HVAC Systems (“BHVAC”) net sales increased $2.0 million, or 5 percent, from the first quarter of fiscal 2018 to the first quarter of fiscal 2019, primarily due to higher heating product sales volume in North America, partially offset by lower ventilation product sales volume.  Foreign currency exchange rate changes favorably impacted first quarter net sales by $1.2 million.  Gross profit increased $0.5 million, primarily due to higher sales, and gross margin was unchanged at 25.9 percent.  SG&A expenses increased $0.4 million, primarily due to higher compensation-related expenses, including commission expenses resulting from the increased sales.  Operating income of $3.2 million increased $0.1 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2018 of $41.4 million, and an available borrowing capacity of $109.8 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $40.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash used for operating activities for the three months ended June 30, 2018 was $4.1 million, which represents a $24.7 million decrease compared with $20.6 million of net cash provided by operating activities during the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital associated with higher sales levels, partially offset by the favorable impact of stronger earnings.  The changes in working capital during the first quarter of fiscal 2019, compared with the first quarter of the prior year, included higher inventory levels and higher incentive compensation and employee benefit payments.  Capital expenditures of $22.6 million during the first three months of fiscal 2019 increased $1.0 million compared with the same period in the prior year.

Debt

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to leverage ratio covenants, the most restrictive of which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2018, our leverage ratio and interest coverage ratio was 2.5 and 8.6, respectively.  We were in compliance with our debt covenants as of June 30, 2018 and expect to remain in compliance during the balance of fiscal 2019 and beyond.

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

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995.  Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.  Other risks and uncertainties include, but are not limited to, the following:

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.  The Company’s market risks have not materially changed since the fiscal 2018 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2018	_______	_______	_______	_______

May 1 – May 31, 2018	24,864 (a)	$18.00	_______	_______

June 1 – June 30, 2018	179,878 (a)	$18.15	_______	_______

Total	204,742 (a)	$18.13	_______	_______

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

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Form of Fiscal 2019 Modine Performance Stock Award Agreement		X

10.2	Form of Fiscal 2019 Modine Incentive Stock Options Award Agreement		X

10.3	Form of Fiscal 2019 Modine Restricted Stock Unit Award Agreement		X

10.4	Form of Fiscal 2019 Modine Non-Qualified Stock Option Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: August 2, 2018

*	Executing as both the principal financial officer and a duly authorized officer of the Company