Form 10-Q
period 2018-09-30
MODINE MANUFACTURING CO
filed 2018-10-31
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☐

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

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,693,696 at October 26, 2018.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2018 and 2017
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net sales	$548.9	$508.3	$1,115.0	$1,023.8
Cost of sales	461.0	422.2	932.8	849.2
Gross profit	87.9	86.1	182.2	174.6
Selling, general and administrative expenses	63.4	62.2	122.7	121.4
Restructuring expenses	-	0.4	0.2	2.1
Loss on sale of assets	1.7	-	1.7	-
Operating income	22.8	23.5	57.6	51.1
Interest expense	(6.5)	(6.6)	(12.7)	(13.2)
Other expense – net	(0.5)	(1.1)	(1.6)	(2.0)
Earnings before income taxes	15.8	15.8	43.3	35.9
Benefit (provision) for income taxes	22.9	0.5	17.9	(2.2)
Net earnings	38.7	16.3	61.2	33.7
Net earnings attributable to noncontrolling interest	(0.2)	(0.4)	(0.7)	(0.8)
Net earnings attributable to Modine	$38.5	$15.9	$60.5	$32.9

Net earnings per share attributable to Modine shareholders:
Basic	$0.76	$0.32	$1.19	$0.66
Diluted	$0.75	$0.31	$1.18	$0.65

Weighted-average shares outstanding:
Basic	50.5	49.8	50.4	49.6
Diluted	51.4	50.7	51.3	50.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2018 and 2017
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net earnings	$38.7	$16.3	$61.2	$33.7
Other comprehensive income (loss):
Foreign currency translation	(5.4)	11.3	(30.5)	27.8
Defined benefit plans, net of income taxes of $0.3, $0.4, $0.6 and $0.9 million	1.0	0.9	2.0	1.7
Cash flow hedges, net of income taxes of $0.2 and $0.1 million	(0.5)	-	(0.1)	-
Total other comprehensive income (loss)	(4.9)	12.2	(28.6)	29.5

Comprehensive income	33.8	28.5	32.6	63.2
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.4)	(0.2)	(0.8)
Comprehensive income attributable to Modine	$33.7	$28.1	$32.4	$62.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2018 and March 31, 2018
(In millions, except per share amounts)
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$35.8	$39.3
Trade accounts receivable – net	339.1	342.4
Inventories	210.6	191.3
Other current assets	68.4	70.1
Total current assets	653.9	643.1
Property, plant and equipment – net	485.7	504.3
Intangible assets – net	122.2	129.9
Goodwill	169.7	173.8
Deferred income taxes	99.7	96.9
Other noncurrent assets	24.9	25.4
Total assets	$1,556.1	$1,573.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$72.8	$53.2
Long-term debt – current portion	43.1	39.9
Accounts payable	284.7	277.9
Accrued compensation and employee benefits	77.8	97.3
Other current liabilities	43.9	47.2
Total current liabilities	522.3	515.5
Long-term debt	364.0	386.3
Deferred income taxes	8.7	9.9
Pensions	101.5	109.6
Other noncurrent liabilities	36.2	53.6
Total liabilities	1,032.7	1,074.9
Commitments and contingencies (see Note 16)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.7 million and 52.3 million shares	33.0	32.7
Additional paid-in capital	235.0	229.9
Retained earnings	447.8	394.9
Accumulated other comprehensive loss	(168.4)	(140.3)
Treasury stock, at cost, 2.0 million and 1.8 million shares	(30.8)	(27.1)
Total Modine shareholders' equity	516.6	490.1
Noncontrolling interest	6.8	8.4
Total equity	523.4	498.5
Total liabilities and equity	$1,556.1	$1,573.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2018 and 2017
(In millions)
(Unaudited)

	Six months ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$61.2	$33.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38.5	37.8
Loss on sale of assets	1.7	-
Stock-based compensation expense	5.2	5.4
Deferred income taxes	(6.4)	(7.3)
Other – net	1.6	5.5
Changes in operating assets and liabilities:
Trade accounts receivable	(13.2)	1.0
Inventories	(30.4)	(9.1)
Accounts payable	25.5	20.2
Other assets and liabilities	(47.0)	(14.4)
Net cash provided by operating activities	36.7	72.8

Cash flows from investing activities:
Expenditures for property, plant and equipment	(37.9)	(36.8)
Other – net	0.9	(0.9)
Net cash used for investing activities	(37.0)	(37.7)

Cash flows from financing activities:
Borrowings of debt	146.7	82.5
Repayments of debt	(142.2)	(101.3)
Dividend paid to noncontrolling interest	(1.8)	(0.9)
Other – net	(3.6)	0.3
Net cash used for financing activities	(0.9)	(19.4)

Effect of exchange rate changes on cash	(2.5)	2.3
Net (decrease) increase in cash, cash equivalents and restricted cash	(3.7)	18.0

Cash, cash equivalents and restricted cash – beginning of period	40.3	34.8
Cash, cash equivalents and restricted cash – end of period	$36.6	$52.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2018, except in regard to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first six months of fiscal 2019 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2018.

Sale of AIAC Air Conditioning South Africa (Pty) Ltd.
During the second quarter of fiscal 2019, the Company completed the sale of its AIAC Air Conditioning South Africa (Pty) Ltd. business, which was reported within the Building HVAC Systems segment, for a selling price of $0.5 million.  As a result of this transaction, the Company recorded a loss of $1.7 million, which included the write-off of accumulated foreign currency translation losses of $0.8 million.  The Company reported this loss on sale of assets as a separate line within the consolidated statements of operations.  Annual net sales attributable to this disposed business were less than $2.0 million.

New Accounting Guidance

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about revenue arising from contracts with customers.  The Company adopted this new guidance for fiscal 2019 using the modified-retrospective transition method.

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

Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued new guidance related to income tax accounting for intercompany asset transfers. This new guidance requires companies to recognize the income tax effects of intercompany asset transfers other than inventory at the transaction date. The income tax effects of these transfers were previously deferred. The Company adopted this new guidance for fiscal 2019 using the modified-retrospective transition method. Upon adoption, the Company recorded a decrease to retained earnings of $8.3 million as of April 1, 2018.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued new guidance that requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending balances presented within the statement of cash flows. The Company adopted this new guidance for fiscal 2019 using the retrospective transition method.  As a result, all prior period information has been recast to be comparable to the new presentation requirements.  See Note 10 for information regarding the Company’s restricted cash.

Leases
In February 2016, the FASB issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance. Upon adoption of this new guidance, the Company will be required to recognize most leases on its balance sheet. This guidance is effective for the Company’s first quarter of fiscal 2020. The Company has completed an initial assessment of its lease portfolio and is in the process of collecting data, implementing a new lease accounting software solution, and designing processes and controls to adopt the new guidance.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

Note 2: Revenue Recognition

Effective April 1, 2018, the Company adopted new revenue recognition accounting guidance using the modified-retrospective transition method and, as a result, recorded a cumulative-effect adjustment to increase retained earnings by $0.7 million.  The Company’s condensed consolidated financial statements for the three and six months ended September 30, 2018 reflect the adoption of this new guidance; however, the comparable prior-year periods have not been restated.  See Note 1 for additional information regarding the adjustments to the Company’s consolidated balance sheet as of April 1, 2018.

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

	Three months ended September 30, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$136.4	$-	$-	$136.4
Commercial vehicle	95.8	-	-	95.8
Off-highway	76.9	-	-	76.9
Commercial HVAC	-	80.7	42.3	123.0
Commercial refrigeration	-	46.9	-	46.9
Data center cooling	-	36.0	8.4	44.4
Industrial cooling	-	13.1	-	13.1
Other	26.5	1.5	-	28.0
Net sales	$335.6	$178.2	$50.7	$564.5

Geographic location:
Americas	$159.2	$103.2	$31.8	$294.2
Europe	127.3	62.0	18.9	208.2
Asia	49.1	13.0	-	62.1
Net sales	$335.6	$178.2	$50.7	$564.5

Timing of revenue recognition:
Products transferred at a point in time	$322.5	$142.7	$50.7	$515.9
Products transferred over time	13.1	35.5	-	48.6
Net sales	$335.6	$178.2	$50.7	$564.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Six months ended September 30, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$281.5	$-	$-	$281.5
Commercial vehicle	195.5	-	-	195.5
Off-highway	160.7	-	-	160.7
Commercial HVAC	-	165.2	77.4	242.6
Commercial refrigeration	-	97.7	-	97.7
Data center cooling	-	70.1	18.3	88.4
Industrial cooling	-	24.6	-	24.6
Other	50.7	4.5	-	55.2
Net sales	$688.4	$362.1	$95.7	$1,146.2

Geographic location:
Americas	$310.1	$208.0	$57.1	$575.2
Europe	275.7	127.2	38.6	441.5
Asia	102.6	26.9	-	129.5
Net sales	$688.4	$362.1	$95.7	$1,146.2

Timing of revenue recognition:
Products transferred at a point in time	$665.3	$296.3	$95.7	$1,057.3
Products transferred over time	23.1	65.8	-	88.9
Net sales	$688.4	$362.1	$95.7	$1,146.2

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2018	March 31, 2018
Contract assets	$20.5	$13.5
Contract liabilities	4.6	6.8

Contract assets, included within other current assets in the consolidated balance sheet, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $7.0 million increase in contract assets during the first six months of fiscal 2019 was primarily related to customer-owned tooling contracts, under which more costs were capitalized than reimbursed, and contract assets totaling $2.6 million as of September 30, 2018 for revenue recognized over time, which were recorded as a result of the Company’s adoption of the new revenue recognition accounting guidance.

Contract liabilities, included within other current liabilities in the consolidated balance sheet, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $2.2 million decrease in contract liabilities during fiscal 2019 was primarily due to the Company’s satisfaction of performance obligations under customer contracts for which payment had been received in advance.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Impacts of Adopting New Accounting Guidance
The impacts from the adoption of the new revenue recognition guidance to the Company’s consolidated statements of operations for the three and six months ended September 30, 2018 and its consolidated balance sheet as of September 30, 2018 were as follows:

	Three months ended September 30, 2018
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$548.9	$1.6	$550.5
Net earnings attributable to Modine	38.5	0.3	38.8

Net earnings per share attributable to Modine shareholders:
Basic	$0.76	$-	$0.76
Diluted	0.75	-	0.75

	Six months ended September 30, 2018
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$1,115.0	$0.4	$1,115.4
Net earnings attributable to Modine	60.5	0.1	60.6

Net earnings per share attributable to Modine shareholders:
Basic	$1.19	$-	$1.19
Diluted	1.18	-	1.18

	September 30, 2018
	As Reported	Impact of New Accounting Guidance	Balances Without Impact of New Accounting Guidance
ASSETS
Inventories	$210.6	$1.6	$212.2
Other current assets	68.4	(2.6)	65.8
Deferred income taxes	99.7	0.1	99.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred income taxes	$8.7	$(0.2)	$8.5
Retained earnings	447.8	(0.7)	447.1

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.9 million and $5.8 million as of September 30, 2018 and March 31, 2018, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 15.

Note 4: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	2.4	2.4	4.8	4.9
Expected return on plan assets	(3.1)	(3.0)	(6.1)	(6.0)
Amortization of unrecognized net loss	1.4	1.4	2.8	2.8
Net periodic benefit cost	$0.8	$1.0	$1.7	$2.0

During the six months ended September 30, 2018 and 2017, the Company contributed $3.7 million and $4.5 million, respectively to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $3.2 million and $3.1 million for the three months ended September 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $5.2 million and $5.4 million for the six months ended September 30, 2018 and 2017, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2019 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the six months ended September 30, 2018 and 2017 were as follows:

	Six months ended September 30,
	2018		2017
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.81	0.2	$7.30
Restricted stock awards	0.2	$17.90	0.2	$15.90
Performance stock awards	0.2	$17.90	0.2	$15.90
Unrestricted stock awards	0.1	$17.60	0.1	$16.95

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2018	2017
Expected life of awards in years	6.3	6.4
Risk-free interest rate	2.8%	1.9%
Expected volatility of the Company's stock	39.7%	44.3%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of September 30, 2018, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.3	2.9
Restricted stock awards	7.5	2.9
Performance stock awards	5.8	1.9
Total	$16.6	2.6

Note 6: Restructuring Activities

The Company’s restructuring actions during the first six months of fiscal 2019 and 2018 consisted primarily of plant consolidation activities and targeted headcount reductions in the VTS segment.

Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Employee severance and related benefits	$-	$0.1	$0.1	$0.6
Other restructuring and repositioning expenses	-	0.3	0.1	1.5
Total	$-	$0.4	$0.2	$2.1

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

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2018	2017
Beginning balance	$4.8	$4.0
Additions	-	0.1
Payments	(1.4)	(1.2)
Effect of exchange rate changes	-	0.1
Ending balance	$3.4	$3.0

	Six months ended September 30,
	2018	2017
Beginning balance	$11.0	$6.5
Additions	0.1	0.6
Payments	(7.2)	(4.5)
Effect of exchange rate changes	(0.5)	0.4
Ending balance	$3.4	$3.0

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Equity in earnings (losses) of non-consolidated affiliate	$0.2	$(0.1)	$0.4	$(0.1)
Interest income	0.1	0.1	0.3	0.2
Foreign currency transactions (a)	(0.1)	(0.3)	(0.9)	(0.5)
Net periodic benefit cost (b)	(0.7)	(0.8)	(1.4)	(1.6)
Total other expense - net	$(0.5)	$(1.1)	$(1.6)	$(2.0)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2018 and 2017 was (144.9) percent and (3.2) percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2018 and 2017 was (41.3) percent and 6.1 percent, respectively.  The effective tax rates for the fiscal 2019 periods are lower than in the prior year, primarily due to second quarter benefits of $10.8 million related to adjustments to the Company’s provisional accounting for the Tax Cuts and Jobs Act (the “Tax Act”) and $13.6 million related to the recognition of tax assets for foreign tax credits.  Other factors that impacted the Company’s effective tax rates for the three and six months ended September 30, 2018, as compared with the prior-year periods, were income tax benefits for a Hungarian development tax credit in fiscal 2018, adjustments to valuation allowances on deferred tax assets in foreign jurisdictions, and changes in the mix of foreign and domestic earnings.  The Hungarian development tax credit resulted in tax benefits of $2.2 million and $5.7 million in the three and six months ended September 30, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act.  Shortly after the Tax Act was enacted, the SEC issued accounting guidance which provides a one-year measurement period during which a company may complete its accounting for the impacts of the Tax Act.  To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete, the company may determine a reasonable estimate for those effects and record a provisional estimate in its financial statements.  If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.

During the third and fourth quarters of fiscal 2018, the Company recorded provisional discrete tax charges totaling $38.0 million related to the Tax Act.  The Company adjusted its U.S. deferred tax assets by $19.0 million due to the reduction in the U.S. federal corporate tax rate.  This net reduction in deferred tax assets also included the estimated impact on the Company’s net state deferred tax assets.  In addition, the Company recorded a $19.0 million charge for the transition tax required under the Tax Act.

During the second quarter of fiscal 2019, the Company recorded adjustments to the provisional discrete tax charges totaling $10.8 million of tax benefit.  The Company determined it will utilize its deferred tax attributes against the estimated transition tax.  As a result, the Company decreased the charge for the reduction in the U.S. federal corporate tax rate by $9.4 million since more deferred tax assets are expected to be utilized to offset taxable income at a higher fiscal 2018 U.S. federal corporate tax rate.  The Company also decreased the estimated transition tax to $15.9 million, a reduction of $3.1 million, primarily due to the technical treatment for fiscal-year taxpayers.  In addition, the Company recorded a charge of $1.7 million for a reduction to state deferred tax assets.

Also during the second quarter of fiscal 2019, the Company determined it would amend its tax returns from previous fiscal years to recognize foreign tax credits that are expected to be realized based on future sources of income.  As a result, the Company recorded a $13.6 million income tax benefit during the second quarter of fiscal 2019.

The Company has elected to record the tax effects of the global intangible low taxed income (“GILTI”) provision as a period expense in the applicable tax year.

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

Previously, the Company’s practice and intention was to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S.  As a result, the Company did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  The Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if its non-U.S. subsidiaries distribute cash to the U.S. parent, which include local country withholding taxes and potential U.S. state taxes.  The Company expects to complete its analysis of the accounting guidance related to the Tax Act and its evaluation of the impacts of the Tax Act in the third quarter of fiscal 2019.

The Company is continuing to analyze the provisions of the Tax Act to determine the impact on its fiscal 2019 effective tax rate.  For the six months ended September 30, 2018, the Company has recorded estimates for GILTI, the foreign-derived intangible income and base erosion anti-abuse tax provisions of the Tax Act, new limits on the deductibility of executive compensation, and the state tax implications of these provisions.

As of September 30, 2018, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $35.1 million and valuation allowances against certain U.S. deferred tax assets totaled $6.9 million, as it is more likely than not these assets will not be realized based upon historical financial results.  During the first quarter of fiscal 2019, the Company recorded a benefit of $2.0 million related to the reversal of a valuation allowance for deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would be realized in the future.  During the second quarter of fiscal 2019, the Company recorded a valuation allowance of $1.0 million on certain deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2019.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Net earnings attributable to Modine	$38.5	$15.9	$60.5	$32.9
Less: Undistributed earnings attributable to unvested shares	(0.1)	(0.1)	(0.2)	(0.3)
Net earnings available to Modine shareholders	$38.4	$15.8	$60.3	$32.6

Weighted-average shares outstanding - basic	50.5	49.8	50.4	49.6
Effect of dilutive securities	0.9	0.9	0.9	0.8
Weighted-average shares outstanding - diluted	51.4	50.7	51.3	50.4

Earnings per share:
Net earnings per share - basic	$0.76	$0.32	$1.19	$0.66
Net earnings per share - diluted	$0.75	$0.31	$1.18	$0.65

For both the three and six months ended September 30, 2018, the calculation of diluted earnings per share excluded 0.4 million stock options because they were anti-dilutive. For both the three and six months ended September 30, 2017, the calculation of diluted earnings per share excluded 0.3 million stock options because they were anti-dilutive.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2018	March 31, 2018
Cash and cash equivalents	$35.8	$39.3
Restricted cash	0.8	1.0
	$36.6	$40.3

Restricted cash, which is reported within other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Inventories

Inventories consisted of the following:

	September 30, 2018	March 31, 2018
Raw materials	$128.1	$114.4
Work in process	36.6	34.8
Finished goods	45.9	42.1
Total inventories	$210.6	$191.3

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2018	March 31, 2018
Land	$21.3	$22.6
Buildings and improvements (10-40 years)	289.3	295.6
Machinery and equipment (3-12 years)	829.0	840.8
Office equipment (3-10 years)	90.9	93.0
Construction in progress	55.9	50.2
	1,286.4	1,302.2
Less: accumulated depreciation	(800.7)	(797.9)
Net property, plant and equipment	$485.7	$504.3

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	Building HVAC	CIS	Total
Goodwill, March 31, 2018	$0.5	$15.0	$158.3	$173.8
Effect of exchange rate changes	-	(0.9)	(3.2)	(4.1)
Goodwill, September 30, 2018	$0.5	$14.1	$155.1	$169.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Intangible assets consisted of the following:

	September 30, 2018			March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$62.4	$(7.4)	$55.0	$64.2	$(5.7)	$58.5
Trade names	59.3	(11.9)	47.4	60.6	(10.8)	49.8
Acquired technology	24.3	(4.5)	19.8	25.2	(3.6)	21.6
Total intangible assets	$146.0	$(23.8)	$122.2	$150.0	$(20.1)	$129.9

The Company recorded amortization expense of $2.3 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded amortization expense of $4.6 million and $4.8 million for the six months ended September 30, 2018 and 2017, respectively. The Company estimates that it will record $4.5 million of amortization expense during the remainder of fiscal 2019, $9.0 million of amortization expense in fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2024.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2018	2017
Beginning balance	$8.7	$10.1
Warranties recorded at time of sale	1.3	1.4
Adjustments to pre-existing warranties	0.2	0.3
Settlements	(1.8)	(1.5)
Adjustments due to acquisition (a)	-	(1.0)
Effect of exchange rate changes	(0.1)	0.1
Ending balance	$8.3	$9.4

	Six months ended September 30,
	2018	2017
Beginning balance	$9.3	$10.0
Warranties recorded at time of sale	2.7	2.7
Adjustments to pre-existing warranties	(0.2)	(0.2)
Settlements	(3.1)	(2.5)
Adjustments due to acquisition (a)	-	(1.0)
Effect of exchange rate changes	(0.4)	0.4
Ending balance	$8.3	$9.4

(a)
During the second quarter of fiscal 2018, the Company decreased its liability for product warranties by $1.0 million as a result of measurement period adjustments made in connection with purchase accounting for the acquisition of the Luvata Heat Transfer Solutions business.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	September 30, 2018	March 31, 2018
Term loans	2022	$251.1	$267.8
6.8% Senior Notes	2021	93.0	101.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2034	17.7	12.8
		411.8	431.6
Less: current portion		(43.1)	(39.9)
Less: unamortized debt issuance costs		(4.7)	(5.4)
Total long-term debt		$364.0	$386.3

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

As of September 30, 2018 and March 31, 2018, the Company had $44.8 million and $21.3 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  As of September 30, 2018, domestic letters of credit totaled $4.3 million, resulting in available capacity under the Company’s revolving credit facility of $125.9 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings as of September 30, 2018 and March 31, 2018 of $28.0 million and $31.9 million, respectively.  As of September 30, 2018, the Company’s foreign unused lines of credit totaled $1.2 million.  In aggregate, the Company had total available lines of credit of $127.1 million as of September 30, 2018.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to leverage ratio covenants, the most restrictive of which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of September 30, 2018.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of September 30, 2018 and March 31, 2018, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $145.0 million and $153.1 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $18.7 million and $16.7 million as of September 30, 2018 and March 31, 2018, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 17: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2018				Six months ended September 30, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(30.2)	$(133.9)	$0.5	$(163.6)	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive loss before reclassifications	(6.1)	-	(0.7)	(6.8)	(30.8)	-	(0.2)	(31.0)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	2.6	-	2.6
Foreign currency translation losses (b)	0.8	-	-	0.8	0.8	-	-	0.8
Income taxes	-	(0.3)	0.2	(0.1)	-	(0.6)	0.1	(0.5)
Total other comprehensive income (loss)	(5.3)	1.0	(0.5)	(4.8)	(30.0)	2.0	(0.1)	(28.1)

Ending balance	$(35.5)	$(132.9)	$-	$(168.4)	$(35.5)	$(132.9)	$-	$(168.4)

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

(b)
As a result of the sale of a business in South Africa during the second quarter of fiscal 2019, the Company wrote-off $0.8 million of accumulated foreign currency translation losses.  See Note 1 for additional information about this transaction.

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

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,
	2018			2017
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Vehicular Thermal Solutions	$321.5	$14.1	$335.6	$296.4	$14.2	$310.6
Commercial and Industrial Solutions	177.4	0.8	178.2	163.6	0.2	163.8
Building HVAC Systems	50.0	0.7	50.7	48.3	0.5	48.8
Segment total	548.9	15.6	564.5	508.3	14.9	523.2
Corporate and eliminations	-	(15.6)	(15.6)	-	(14.9)	(14.9)
Net sales	$548.9	$-	$548.9	$508.3	$-	$508.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Six months ended September 30,
	2018			2017
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Vehicular Thermal Solutions	$659.8	$28.6	$688.4	$597.8	$28.1	$625.9
Commercial and Industrial Solutions	360.9	1.2	362.1	334.7	0.5	335.2
Building HVAC Systems	94.3	1.4	95.7	91.3	0.5	91.8
Segment total	1,115.0	31.2	1,146.2	1,023.8	29.1	1,052.9
Corporate and eliminations	-	(31.2)	(31.2)	-	(29.1)	(29.1)
Net sales	$1,115.0	$-	$1,115.0	$1,023.8	$-	$1,023.8

	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
Vehicular Thermal Solutions	$44.6	13.3%	$47.1	15.2%	$98.6	14.3%	$97.9	15.6%
Commercial and Industrial Solutions	28.3	15.9%	24.0	14.7%	56.9	15.7%	50.7	15.1%
Building HVAC Systems	15.0	29.5%	14.9	30.5%	26.6	27.8%	26.0	28.3%
Segment total	87.9	15.6%	86.0	16.4%	182.1	15.9%	174.6	16.6%
Corporate and eliminations	-	-	0.1	-	0.1	-	-	-
Gross profit	$87.9	16.0%	$86.1	17.0%	$182.2	16.3%	$174.6	17.1%

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Operating income:
Vehicular Thermal Solutions	$14.1	$18.9	$39.6	$41.1
Commercial and Industrial Solutions	12.9	9.0	26.1	20.4
Building HVAC Systems	4.8	6.3	8.0	9.4
Segment total	31.8	34.2	73.7	70.9
Corporate and eliminations	(9.0)	(10.7)	(16.1)	(19.8)
Operating income	$22.8	$23.5	$57.6	$51.1

	September 30, 2018	March 31, 2018
Total assets:
Vehicular Thermal Solutions	$734.5	$754.8
Commercial and Industrial Solutions	635.5	630.2
Building HVAC Systems	90.2	88.1
Corporate and eliminations	95.9	100.3
Total assets	$1,556.1	$1,573.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2018 was the second quarter of fiscal 2019.

Second Quarter Highlights

Net sales in the second quarter of fiscal 2019 increased $40.6 million, or 8 percent, from the second quarter of fiscal 2018, primarily due to higher sales in all of our operating segments.  Gross profit increased $1.8 million, yet gross margin declined 100 basis points to 16.0 percent, as the benefit from higher sales volume was more than offset by unfavorable material costs and temporary production inefficiencies largely resulting from increased volumes and new program launches at certain manufacturing facilities.  Selling, general and administrative (“SG&A”) expenses increased $1.2 million, yet decreased 70 basis points as a percentage of sales.  During the second quarter of fiscal 2019, we sold our South African business within the Building HVAC Systems (“BHVAC”) segment and, as a result, recorded a loss of $1.7 million.  Annual sales attributable to this disposed business were less than $2.0 million.  Operating income during the second quarter of fiscal 2019 decreased $0.7 million to $22.8 million.  Net earnings of $38.7 million increased $22.4 million compared with the second quarter of the prior year, primarily due to income tax benefits totaling $24.4 million resulting from adjustments to our provisional tax accounting for the U.S. Tax Cuts and Jobs Act (the “Tax Act”) and the recognition of tax assets for foreign tax credits.

Year-to-date Highlights

Net sales in the first six months of fiscal 2019 increased $91.2 million, or 9 percent, from the same period last year, primarily due to higher sales in all of our operating segments.  Gross profit increased $7.6 million, yet gross margin declined 80 basis points to 16.3 percent, as the benefit from higher sales volume was more than offset by unfavorable material costs and temporary production inefficiencies largely related to increased volumes and new program launches.  SG&A expenses increased $1.3 million, yet decreased 90 basis points as a percentage of sales.  Operating income during the first six months of fiscal 2019 increased $6.5 million to $57.6 million.  Net earnings of $61.2 million increased $27.5 million compared with the same period in the prior year, primarily due to the $24.4 million of income tax benefits recorded during the second quarter of fiscal 2019.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2018 and 2017:

	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$548.9	100.0%	$508.3	100.0%	$1,115.0	100.0%	$1,023.8	100.0%
Cost of sales	461.0	84.0%	422.2	83.0%	932.8	83.7%	849.2	82.9%
Gross profit	87.9	16.0%	86.1	17.0%	182.2	16.3%	174.6	17.1%
Selling, general and administrative expenses	63.4	11.5%	62.2	12.2%	122.7	11.0%	121.4	11.9%
Restructuring expenses	-	-	0.4	0.1%	0.2	-	2.1	0.2%
Loss on sale of assets	1.7	0.3%	-	-	1.7	0.1%	-	-
Operating income	22.8	4.2%	23.5	4.6%	57.6	5.2%	51.1	5.0%
Interest expense	(6.5)	-1.2%	(6.6)	-1.3%	(12.7)	-1.1%	(13.2)	-1.3%
Other expense – net	(0.5)	-0.1%	(1.1)	-0.2%	(1.6)	-0.1%	(2.0)	-0.2%
Earnings before income taxes	15.8	2.9%	15.8	3.1%	43.3	3.9%	35.9	3.5%
Benefit (provision) for income taxes	22.9	4.2%	0.5	0.1%	17.9	1.6%	(2.2)	-0.2%
Net earnings	$38.7	7.1%	$16.3	3.2%	$61.2	5.5%	$33.7	3.3%

Comparison of Three Months Ended September 30, 2018 and 2017

Second quarter net sales of $548.9 million were $40.6 million, or 8 percent, higher than the second quarter of the prior year, primarily due to higher sales in all of our operating segments, partially offset by an $8.3 million unfavorable impact of foreign currency exchange rate changes.

Second quarter gross profit increased $1.8 million, yet gross margin declined 100 basis points to 16.0 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies largely related to increased volumes and multiple new program launches in our Vehicular Thermal Solutions (“VTS”) segment, partially offset by higher sales volume.  In addition, gross profit was unfavorably impacted by $1.0 million from foreign currency exchange rate changes.

Second quarter SG&A expenses increased $1.2 million; however, as a percentage of net sales, SG&A expenses decreased 70 basis points compared with the second quarter of the prior year.  The increase in SG&A expenses was primarily due to higher compensation-related expenses and environmental charges related to previously-owned manufacturing facilities in our VTS segment, partially offset by lower integration costs associated with our acquisition of the Luvata Heat Transfer Solutions (“Luvata HTS”) business and a $0.8 million favorable impact of foreign currency exchange rate changes.

During the second quarter of fiscal 2019, we sold our South African business within the BHVAC segment and, as a result, recorded a loss of $1.7 million.

Operating income of $22.8 million in the second quarter of fiscal 2019 decreased $0.7 million, or 3 percent, compared with the second quarter of fiscal 2018.

The benefit for income taxes was $22.9 million and $0.5 million in the second quarter of fiscal 2019 and 2018, respectively.  The $22.4 million change was primarily due to income tax benefits totaling $24.4 million recorded during the current year resulting from adjustments to our provisional tax accounting for the Tax Act and the recognition of tax assets for foreign tax credits, partially offset by the absence of a $2.2 million benefit from a development tax credit in Hungary recorded in the prior year and a $1.0 million income tax charge recorded in the current year to increase the valuation allowance on deferred tax assets in a foreign jurisdiction.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Comparison of Six Months Ended September 30, 2018 and 2017

Fiscal 2019 year-to-date net sales of $1,115.0 million were $91.2 million, or 9 percent, higher than the same period last year, primarily due to higher sales in all of our operating segments and a $10.1 million favorable impact of foreign currency exchange rate changes.

Fiscal 2019 year-to-date gross profit of $182.2 million increased $7.6 million from the same period last year, yet gross margin declined 80 basis points to 16.3 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies, partially offset by higher sales volume.  In addition, gross profit was favorably impacted by $2.0 million from foreign currency exchange rate changes.

Fiscal 2019 year-to-date SG&A expenses increased $1.3 million from the same period last year, yet decreased 90 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses and environmental charges and a $0.7 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower integration costs associated with our acquisition of Luvata HTS.

Restructuring expenses of $0.2 million during the first six months of fiscal 2019 decreased $1.9 million compared with the same period last year, primarily due to lower plant consolidation and severance expenses.

Operating income of $57.6 million during the first six months of fiscal 2019 increased $6.5 million compared with the same period last year, primarily due to higher gross profit.

The benefit for income taxes was $17.9 million during the first six months of fiscal 2019, compared with a provision for income taxes of $2.2 million in the same period last year.  The $20.1 million change was primarily due to income tax benefits totaling $24.4 million recorded during the current year resulting from adjustments to our provisional accounting for the Tax Act and the recognition of tax assets for foreign tax credits, partially offset by the absence of a $5.7 million benefit from a development tax credit in Hungary recorded in the prior year.  In addition, during the current year, we adjusted the valuation allowances on deferred tax assets related to two separate foreign subsidiaries and, as a result, recorded an income tax benefit totaling $1.0 million.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2018, we formed the VTS segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.  As part of this segment combination and our Commercial and Industrial Solutions (“CIS”) integration activities, we also merged our Americas coils business into the CIS segment and expect to achieve operational improvements and organizational efficiencies as a result.  We began reporting financial results for our new segments beginning in fiscal 2019.  Segment financial information for fiscal 2018 has been recast to conform to the fiscal 2019 presentation.

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2018 and 2017:

Vehicular Thermal Solutions
	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$335.6	100.0%	$310.6	100.0%	$688.4	100.0%	$625.9	100.0%
Cost of sales	291.0	86.7%	263.5	84.8%	589.8	85.7%	528.0	84.4%
Gross profit	44.6	13.3%	47.1	15.2%	98.6	14.3%	97.9	15.6%
Selling, general and administrative expenses	30.5	9.1%	27.8	9.0%	58.9	8.5%	54.7	8.7%
Restructuring expenses	-	-	0.4	0.1%	0.1	-	2.1	0.3%
Operating income	$14.1	4.2%	$18.9	6.1%	$39.6	5.8%	$41.1	6.6%

Comparison of Three Months Ended September 30, 2018 and 2017

VTS net sales increased $25.0 million, or 8 percent, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019, primarily due to higher sales volume, including sales from new program launches, to off-highway and automotive customers in North America and Asia, partially offset by lower sales volume to customers in Europe.  Foreign currency exchange rate changes unfavorably impacted second quarter sales by $6.7 million.  Gross profit decreased $2.5 million and gross margin declined 190 basis points.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies largely related to increased volumes and new program launches at certain manufacturing facilities, partially offset by higher sales volume.  In addition, gross profit was unfavorably impacted by $0.9 million from foreign currency exchange rate changes.  SG&A expenses increased $2.7 million, primarily due to higher environmental charges for investigative and remedial work related to previously-owned manufacturing facilities in the U.S. and higher compensation-related expenses, partially offset by a $0.6 million favorable impact of foreign currency exchange rate changes.  Operating income decreased $4.8 million to $14.1 million during the second quarter, primarily due to lower gross profit and higher SG&A expenses.

Comparison of Six Months Ended September 30, 2018 and 2017

VTS year-to-date net sales increased $62.5 million, or 10 percent, from the same period last year, primarily due to higher sales volume to off-highway and automotive customers in Asia and North America and a $5.1 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $0.7 million, yet gross margin declined 130 basis points to 14.3 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary production inefficiencies largely related to increased volumes and new program launches at certain manufacturing facilities, partially offset by higher sales volume.  Changes in foreign currency exchange rates favorably impacted gross profit by $1.1 million.  SG&A expenses increased $4.2 million, primarily due to environmental charges related to previously-owned manufacturing facilities and higher compensation-related expenses.  Restructuring expenses decreased $2.0 million, primarily due to lower plant consolidation and severance costs.  Operating income decreased $1.5 million to $39.6 million, primarily due to higher SG&A expenses, partially offset by lower restructuring expenses.

Commercial and Industrial Solutions
	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$178.2	100.0%	$163.8	100.0%	$362.1	100.0%	$335.2	100.0%
Cost of sales	149.9	84.1%	139.8	85.3%	305.2	84.3%	284.5	84.9%
Gross profit	28.3	15.9%	24.0	14.7%	56.9	15.7%	50.7	15.1%
Selling, general and administrative expenses	15.4	8.7%	15.0	9.2%	30.7	8.5%	30.3	9.0%
Restructuring expenses	-	-	-	-	0.1	-	-	-
Operating income	$12.9	7.2%	$9.0	5.5%	$26.1	7.2%	$20.4	6.1%

Comparison of Three Months Ended September 30, 2018 and 2017

CIS net sales increased $14.4 million, or 9 percent, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019, primarily due to higher sales volume to data center and commercial HVAC customers, partially offset by lower sales volume to industrial customers and a $1.5 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $4.3 million and gross margin improved 120 basis points to 15.9 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $0.4 million compared with the prior year, yet decreased as a percentage of sales.  The increase in SG&A expenses was primarily due to higher commission expenses resulting from the increased sales.  Operating income of $12.9 million increased $3.9 million, primarily due to higher gross profit.

Comparison of Six Months Ended September 30, 2018 and 2017

CIS year-to-date net sales increased $26.9 million, or 8 percent, from the same period last year, primarily due to higher sales volume to data center customers, partially offset by lower sales volume to industrial customers.  Foreign currency exchange rate changes favorably impacted year-to-date sales by $4.0 million.  Gross profit increased $6.2 million and gross margin improved 60 basis points to 15.7 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $0.4 million compared with the prior year, yet decreased 50 basis points as a percentage of sales.  Operating income of $26.1 million increased $5.7 million, primarily due to higher gross profit.

Building HVAC Systems
	Three months ended September 30,				Six months ended September 30,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$50.7	100.0%	$48.8	100.0%	$95.7	100.0%	$91.8	100.0%
Cost of sales	35.7	70.5%	33.9	69.5%	69.1	72.2%	65.8	71.7%
Gross profit	15.0	29.5%	14.9	30.5%	26.6	27.8%	26.0	28.3%
Selling, general and administrative expenses	8.5	16.7%	8.6	17.5%	16.9	17.7%	16.6	18.0%
Loss on sale of assets	1.7	3.4%	-	-	1.7	1.8%	-	-
Operating income	$4.8	9.4%	$6.3	13.0%	$8.0	8.3%	$9.4	10.3%

Comparison of Three Months Ended September 30, 2018 and 2017

BHVAC net sales increased $1.9 million, or 4 percent, from the second quarter of fiscal 2018 to the second quarter of fiscal 2019, primarily due to higher parts and controls sales in the U.K. and heating product sales in North America.  Gross margin declined 100 basis points to 29.5 percent, primarily due to unfavorable material costs.  SG&A expenses decreased $0.1 million compared with the prior year and decreased 80 basis points as a percentage of sales.  During the second quarter of fiscal 2019, we completed the sale of our business in South Africa and, as a result, recorded a loss of $1.7 million.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information on this transaction.  Operating income of $4.8 million decreased $1.5 million, primarily due to the loss on sale of the South African business.

Comparison of Six Months Ended September 30, 2018 and 2017

BHVAC year-to-date net sales increased $3.9 million, or 4 percent, from the same period last year, primarily due to higher sales of heating products in North America and higher parts and control sales in the U.K., partially offset by lower ventilation product sales.  In addition, foreign currency exchange rate changes favorably impacted year-to-date sales by $1.1 million.  Gross profit increased $0.6 million, yet gross margin declined 50 basis points to 27.8 percent.  The decline in gross margin was primarily due to unfavorable material costs, partially offset by higher sales volume.  SG&A expenses increased $0.3 million compared with the prior year, yet decreased 30 basis points as a percentage of sales.  Operating income of $8.0 million decreased $1.4 million, primarily due to the $1.7 million loss on sale of the South African business, partially offset by higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2018 of $35.8 million, and an available borrowing capacity of $127.1 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $34.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the six months ended September 30, 2018 was $36.7 million, which represents a $36.1 million decrease compared with $72.8 million of net cash provided by operating activities during the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital associated with higher sales levels, partially offset by the favorable impact of stronger earnings.  The changes in working capital during the first six months of fiscal 2019, compared with the same period in the prior year, included higher inventory and trade accounts receivable levels and higher incentive compensation and other employee benefit payments.  Capital expenditures of $37.9 million during the first six months of fiscal 2019 increased $1.1 million compared with the same period in the prior year.

Debt

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to leverage ratio covenants, the most restrictive of which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2018, our leverage ratio and interest coverage ratio were 2.4 and 8.7, respectively.  We were in compliance with our debt covenants as of September 30, 2018 and expect to remain in compliance during the balance of fiscal 2019 and beyond.

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

Recent Development - Share Repurchase Program

Effective October 30, 2018, our Board of Directors approved a two-year, $50.0 million share repurchase program, which allows us to repurchase shares of our common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as our authorized officers deem appropriate.  Our decision whether and to what extent to repurchase shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

•
The impact of potential price increases associated with raw materials and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs.  This risk includes our ability to successfully manage our exposure, adjust product pricing in response to price increases, and/or pass increasing prices of aluminum, copper, steel and stainless steel (nickel) on to customers through contract provisions, as well as the inherent lag in timing of applicable pass-through arrangements; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

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

•	Unanticipated product or manufacturing difficulties or inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to program launches, product applications or requirements;

•	Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers;

•	Our ability to realize cost and revenue synergies associated with our acquisition of Luvata HTS in accordance with our expectations, and to effectively manage any unanticipated risks that arise;

•
Our ability to consistently structure our operations in order to develop and maintain a competitive cost base with appropriately skilled and stable labor, while also positioning ourselves geographically, so that we can continue to support our customers with the technical expertise and market-leading products they demand and expect from Modine;

•	Our ability to effectively and efficiently complete restructuring activities and realize the anticipated benefits thereof;

•	Our ability to recruit and maintain managerial and leadership talent in light of tightening global labor markets;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of any substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

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

Strategic Risks:

•
Our ability to successfully take advantage of our increased presence in the “industrial” markets, with our CIS and BHVAC businesses, while maintaining appropriate focus on the market opportunities presented by our VTS business;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 – July 31, 2018	_______	_______	_______	_______

August 1 – August 31, 2018	225 (a)	$17.25	_______	_______

September 1 – September 30, 2018	_______	_______	_______	_______

Total	225 (a)	$17.25	_______	_______

(a)
Consists of shares delivered back to the Company by employees and/or directors to satisfy tax-withholding obligations that arise upon the vesting of stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax-withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

(b)
Effective October 30, 2018, the Board of Directors approved a two-year, $50.0 million share repurchase program, which allows the Company to repurchase Modine common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as the authorized officers of the Company deem appropriate.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

10.1	Form of Fiscal 2019 Modine Non-Employee Director Restricted Stock Unit Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By:	/s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date:  October 31, 2018

* Executing as both the principal financial officer and a duly authorized officer of the Company