Form 10-Q
period 2018-12-31
MODINE MANUFACTURING CO
filed 2019-02-01
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Registrant’s telephone number, including area code (262) 636‑1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 50,628,421 at January 25, 2019.

MODINE MANUFACTURING COMPANY

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2018 and 2017
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net sales	$541.0	$512.7	$1,656.0	$1,536.5
Cost of sales	449.3	427.3	1,382.1	1,276.5
Gross profit	91.7	85.4	273.9	260.0
Selling, general and administrative expenses	57.2	60.8	179.9	182.2
Restructuring expenses	0.5	9.4	0.7	11.5
Impairment charges	0.4	1.3	0.4	1.3
Loss on sale of assets	-	-	1.7	-
Operating income	33.6	13.9	91.2	65.0
Interest expense	(6.2)	(6.3)	(18.9)	(19.5)
Other expense – net	(0.5)	(0.3)	(2.1)	(2.3)
Earnings before income taxes	26.9	7.3	70.2	43.2
(Provision) benefit for income taxes	(8.6)	(35.2)	9.3	(37.4)
Net earnings (loss)	18.3	(27.9)	79.5	5.8
Net earnings attributable to noncontrolling interest	(0.3)	(0.4)	(1.0)	(1.2)
Net earnings (loss) attributable to Modine	$18.0	$(28.3)	$78.5	$4.6

Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.36	$(0.57)	$1.55	$0.09
Diluted	$0.35	$(0.57)	$1.53	$0.09

Weighted-average shares outstanding:
Basic	50.5	50.0	50.4	49.8
Diluted	51.2	50.0	51.2	50.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2018 and 2017
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net earnings (loss)	$18.3	$(27.9)	$79.5	$5.8
Other comprehensive income (loss):
Foreign currency translation	(2.1)	5.0	(32.6)	32.8
Defined benefit plans, net of income taxes of $0.3, $0.4, $0.9 and $1.3 million	1.0	0.9	3.0	2.6
Cash flow hedges, net of income taxes of ($0.2), $0.2, ($0.3) and $0.2 million	(0.9)	0.4	(1.0)	0.4
Total other comprehensive income (loss)	(2.0)	6.3	(30.6)	35.8

Comprehensive income (loss)	16.3	(21.6)	48.9	41.6
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.8)	(0.5)	(1.6)
Comprehensive income (loss) attributable to Modine	$16.0	$(22.4)	$48.4	$40.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and March 31, 2018
(In millions, except per share amounts)
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Cash and cash equivalents	$30.7	$39.3
Trade accounts receivable – net	301.5	342.4
Inventories	211.0	191.3
Other current assets	71.7	70.1
Total current assets	614.9	643.1
Property, plant and equipment – net	489.1	504.3
Intangible assets – net	119.5	129.9
Goodwill	169.0	173.8
Deferred income taxes	96.5	96.9
Other noncurrent assets	23.7	25.4
Total assets	$1,512.7	$1,573.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$67.5	$53.2
Long-term debt – current portion	45.7	39.9
Accounts payable	245.7	277.9
Accrued compensation and employee benefits	73.7	97.3
Other current liabilities	41.9	47.2
Total current liabilities	474.5	515.5
Long-term debt	354.2	386.3
Deferred income taxes	9.1	9.9
Pensions	99.1	109.6
Other noncurrent liabilities	35.1	53.6
Total liabilities	972.0	1,074.9
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.7 million and 52.3 million shares	32.9	32.7
Additional paid-in capital	236.7	229.9
Retained earnings	465.8	394.9
Accumulated other comprehensive loss	(170.4)	(140.3)
Treasury stock, at cost, 2.1 million and 1.8 million shares	(31.4)	(27.1)
Total Modine shareholders’ equity	533.6	490.1
Noncontrolling interest	7.1	8.4
Total equity	540.7	498.5
Total liabilities and equity	$1,512.7	$1,573.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2018 and 2017
(In millions)
(Unaudited)

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities:
Net earnings	$79.5	$5.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.6	56.8
Loss on sale of assets	1.7	-
Impairment charges	0.4	1.3
Stock-based compensation expense	6.8	7.6
Deferred income taxes	(2.9)	10.1
Other – net	2.4	6.6
Changes in operating assets and liabilities:
Trade accounts receivable	23.8	22.3
Inventories	(31.2)	(10.5)
Accounts payable	(11.8)	2.2
Other assets and liabilities	(58.9)	3.8
Net cash provided by operating activities	67.4	106.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58.7)	(55.0)
Other – net	1.0	(0.8)
Net cash used for investing activities	(57.7)	(55.8)

Cash flows from financing activities:
Borrowings of debt	189.2	121.5
Repayments of debt	(199.3)	(162.5)
Dividend paid to noncontrolling interest	(1.8)	(0.9)
Other – net	(4.4)	2.7
Net cash used for financing activities	(16.3)	(39.2)

Effect of exchange rate changes on cash	(2.3)	3.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(8.9)	14.0

Cash, cash equivalents and restricted cash – beginning of period	40.3	34.8
Cash, cash equivalents and restricted cash – end of period	$31.4	$48.8

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2018, except in regard to the new accounting guidance adopted, as described below.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first nine months of fiscal 2019 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

Leases
In February 2016, the FASB issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance and requires balance sheet recognition for most leases. This guidance is effective for the Company’s first quarter of fiscal 2020. The Company will apply a modified-retrospective transition method, under which it expects to elect not to adjust comparative periods. Upon adoption of this new guidance, the Company will recognize right-of-use assets and corresponding lease liabilities on its balance sheet. The Company has completed an initial assessment of its lease portfolio and is in the process of collecting data, testing a new lease accounting software solution, and implementing new processes and internal controls to adopt the new guidance. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

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

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$9.9	$0.1	$-	$10.0
Retained earnings	394.9	0.7	(8.3)	387.3

Note 2: Revenue Recognition

Effective April 1, 2018, the Company adopted new revenue recognition accounting guidance using the modified-retrospective transition method and, as a result, recorded a cumulative-effect adjustment to increase retained earnings by $0.7 million.  The Company’s condensed consolidated financial statements for the three and nine months ended December 31, 2018 reflect the adoption of this new guidance; however, the comparable prior-year periods have not been restated.  See Note 1 for additional information regarding the adjustments to the Company’s consolidated balance sheet as of April 1, 2018.

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

	Three months ended December 31, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$130.4	$-	$-	$130.4
Commercial vehicle	92.0	-	-	92.0
Off-highway	74.2	-	-	74.2
Commercial HVAC	-	72.2	53.2	125.4
Commercial refrigeration	-	42.4	-	42.4
Data center cooling	-	40.2	11.0	51.2
Industrial cooling	-	11.8	-	11.8
Other	26.7	0.4	-	27.1
Net sales	$323.3	$167.0	$64.2	$554.5

Geographic location:
Americas	$150.7	$96.0	$40.9	$287.6
Europe	124.9	59.8	23.3	208.0
Asia	47.7	11.2	-	58.9
Net sales	$323.3	$167.0	$64.2	$554.5

Timing of revenue recognition:
Products transferred at a point in time	$309.4	$128.7	$64.2	$502.3
Products transferred over time	13.9	38.3	-	52.2
Net sales	$323.3	$167.0	$64.2	$554.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Nine months ended December 31, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$411.9	$-	$-	$411.9
Commercial vehicle	287.5	-	-	287.5
Off-highway	234.9	-	-	234.9
Commercial HVAC	-	237.4	130.6	368.0
Commercial refrigeration	-	140.1	-	140.1
Data center cooling	-	110.3	29.3	139.6
Industrial cooling	-	36.4	-	36.4
Other	77.4	4.9	-	82.3
Net sales	$1,011.7	$529.1	$159.9	$1,700.7

Geographic location:
Americas	$460.8	$304.0	$98.0	$862.8
Europe	400.6	187.0	61.9	649.5
Asia	150.3	38.1	-	188.4
Net sales	$1,011.7	$529.1	$159.9	$1,700.7

Timing of revenue recognition:
Products transferred at a point in time	$974.7	$426.2	$159.9	$1,560.8
Products transferred over time	37.0	102.9	-	139.9
Net sales	$1,011.7	$529.1	$159.9	$1,700.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2018	March 31, 2018
Contract assets	$25.5	$13.5
Contract liabilities	5.6	6.8

Contract assets, included within other current assets in the consolidated balance sheet, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $12.0 million increase in contract assets during the first nine months of fiscal 2019 was primarily related to contract assets totaling $8.2 million as of December 31, 2018 for revenue recognized over time, which were recorded as a result of the Company’s adoption of the new revenue recognition accounting guidance, and customer-owned tooling contracts, under which more costs were capitalized than reimbursed.

Contract liabilities, included within other current liabilities in the consolidated balance sheet, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.2 million decrease in contract liabilities during fiscal 2019 was primarily due to the Company’s satisfaction of performance obligations under customer contracts for which payment had been received in advance.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Impacts of Adopting New Accounting Guidance
The impacts from the adoption of the new revenue recognition guidance to the Company’s consolidated statements of operations for the three and nine months ended December 31, 2018 and its consolidated balance sheet as of December 31, 2018 were as follows:

	Three months ended December 31, 2018
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$541.0	$(5.6)	$535.4
Net earnings attributable to Modine	18.0	(2.1)	15.9

Net earnings per share attributable to Modine shareholders:
Basic	$0.36	$(0.04)	$0.32
Diluted	0.35	(0.04)	0.31

	Nine months ended December 31, 2018
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$1,656.0	$(5.2)	$1,650.8
Net earnings attributable to Modine	78.5	(2.0)	76.5

Net earnings per share attributable to Modine shareholders:
Basic	$1.55	$(0.04)	$1.51
Diluted	1.53	(0.04)	1.49

	December 31, 2018
	As Reported	Impact of New Accounting Guidance	Balances Without Impact of New Accounting Guidance
ASSETS
Inventories	$211.0	$4.3	$215.3
Other current assets	71.7	(8.2)	63.5
Deferred income taxes	96.5	0.1	96.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$9.1	$(0.9)	$8.2
Retained earnings	465.8	(2.9)	462.9

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $5.5 million and $5.8 million as of December 31, 2018 and March 31, 2018, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 15.

Note 4: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Service cost	$0.2	$0.1	$0.4	$0.4
Interest cost	2.4	2.5	7.2	7.4
Expected return on plan assets	(3.1)	(2.9)	(9.2)	(8.9)
Amortization of unrecognized net loss	1.4	1.4	4.2	4.2
Curtailment gain (a)	-	(0.3)	-	(0.3)
Net periodic benefit cost	$0.9	$0.8	$2.6	$2.8

(a)
During the third quarter of fiscal 2018, the Company recorded a curtailment gain as a result of the closure of a manufacturing facility in Austria (CIS segment). See Note 6 for additional information regarding the closure of this facility.

During the nine months ended December 31, 2018 and 2017, the Company contributed $4.6 million and $11.1 million, respectively to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $1.6 million and $2.2 million for the three months ended December 31, 2018 and 2017, respectively. The Company recognized stock-based compensation expense of $6.8 million and $7.6 million for the nine months ended December 31, 2018 and 2017, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2019 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The fair value of stock-based compensation awards granted during the nine months ended December 31, 2018 and 2017 were as follows:

	Nine months ended December 31,
	2018		2017
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.2	$7.81	0.2	$7.30
Restricted stock awards	0.2	$17.90	0.2	$15.90
Performance stock awards	0.2	$17.90	0.2	$15.90
Unrestricted stock awards	0.1	$17.60	0.1	$16.95

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2018	2017
Expected life of awards in years	6.3	6.4
Risk-free interest rate	2.8%	1.9%
Expected volatility of the Company’s stock	39.7%	44.3%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of December 31, 2018, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.5	2.7
Restricted stock awards	5.9	2.7
Performance stock awards	4.2	1.7
Total	$12.6	2.4

Note 6: Restructuring Activities

Restructuring and repositioning expenses for the first nine months of fiscal 2019 primarily resulted from restructuring activities within the VTS and CIS segments, including targeted headcount reductions.

During fiscal 2018, the Company ceased production at its Gailtal, Austria manufacturing facility, primarily to reduce excess capacity and lower manufacturing costs in Europe.  As a result of this facility closure, the Company recorded $8.2 million of restructuring expenses and a $1.3 million asset impairment charge during the third quarter of fiscal 2018 within the CIS segment.  Fiscal 2018 restructuring activities also included plant consolidation activities, targeted headcount reductions, and certain product line transfers in Europe within the VTS segment.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

During the third quarter of fiscal 2019, the Company recorded an additional $0.4 million asset impairment charge related to the closed CIS Austrian facility to reduce its carrying value to its current estimated fair value, less costs to sell.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Employee severance and related benefits	$0.2	$8.6	$0.3	$9.2
Other restructuring and repositioning expenses	0.3	0.8	0.4	2.3
Total	$0.5	$9.4	$0.7	$11.5

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2018	2017
Beginning balance	$3.4	$3.0
Additions	0.2	8.6
Payments	(0.9)	(0.6)
Effect of exchange rate changes	(0.1)	0.2
Ending balance	$2.6	$11.2

	Nine months ended December 31,
	2018	2017
Beginning balance	$11.0	$6.5
Additions	0.3	9.2
Payments	(8.1)	(5.1)
Effect of exchange rate changes	(0.6)	0.6
Ending balance	$2.6	$11.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Equity in earnings of non-consolidated affiliate	$0.3	$0.1	$0.7	$-
Interest income	-	0.1	0.3	0.3
Foreign currency transactions (a)	(0.2)	0.1	(1.1)	(0.4)
Net periodic benefit cost (b)	(0.6)	(0.6)	(2.0)	(2.2)
Total other expense - net	$(0.5)	$(0.3)	$(2.1)	$(2.3)

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

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2018 and 2017 was 32.0 percent and 482.2 percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2018 and 2017 was (13.2) percent and 86.6 percent, respectively.  The effective tax rates for the fiscal 2019 periods are lower than in the prior year, primarily due to $35.7 million of income tax charges recorded during the third quarter of fiscal 2018 related to the Company’s accounting for the Tax Cuts and Jobs Act (the “Tax Act”).  The Company completed its accounting for the Tax Act during fiscal 2019 and, as a result, recorded adjustments to the provisional amounts that were recorded in prior periods.  These adjustments resulted in income tax charges totaling $3.1 million during the third quarter of fiscal 2019 and tax benefits totaling $7.7 million during the first nine months of fiscal 2019.  Other factors that impacted the Company’s effective tax rate for the three and nine months ended December 31, 2018, as compared with the prior-year periods, included fiscal 2019 income tax benefits from the recognition of tax assets for both foreign tax credits and a manufacturing deduction in the United States, fiscal 2018 income tax benefits from the recognition of a development tax credit in Hungary, changes in the valuation allowances related to certain foreign jurisdictions, and changes in the mix of foreign and domestic earnings.  The recognition of tax assets resulted in tax benefits of $2.5 million and $17.0 million in the three and nine months ended December 31, 2018, respectively.  The Hungarian development tax credit resulted in tax benefits of $2.2 million and $7.9 million in the three and nine months ended December 31, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act.  Shortly after the Tax Act was enacted, the SEC issued accounting guidance which provided a one-year measurement period during which a company could complete its accounting for the impacts of the Tax Act.  To the extent a company’s accounting for certain income tax effects of the Tax Act was incomplete, the company could determine a reasonable estimate for those effects and record a provisional estimate in its financial statements.  If a company could not determine a provisional estimate to be included in the financial statements, it was to continue applying the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted.  The Company completed its accounting for the Tax Act during the third quarter of fiscal 2019.

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

During fiscal 2019, the Company completed its accounting for the Tax Act, which resulted in an income tax benefit totaling $7.7 million.  The Company determined it will utilize its deferred tax attributes against the transition tax and finalized its fiscal 2018 U.S. federal income tax return.  As a result, the Company decreased the provisional charge recorded for the reduction in the U.S. federal corporate tax rate by $9.3 million, since more deferred tax assets were utilized to offset taxable income at a higher fiscal 2018 U.S. federal corporate tax rate.  The Company also decreased the transition tax liability to $18.9 million, a reduction of $0.1 million.  In addition, the Company recorded a charge of $1.7 million for a reduction to state deferred tax assets.

Also during fiscal 2019, the Company amended its tax returns from previous fiscal years to recognize foreign tax credits that are expected to be realized based on future sources of income.  As a result, the Company recorded income tax benefits totaling $0.9 million and $14.5 million in the three and nine months ended December 31, 2018, respectively.

The Company has elected to record the tax effects of the global intangible low taxed income (“GILTI”) provision as a period expense in the applicable tax year.

Previously, the Company’s practice and intention was to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S.  As a result, the Company did not record U.S. deferred income taxes or foreign withholding taxes for these earnings.  The Company has not changed its practices or intentions with respect to these earnings.

As of December 31, 2018, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $33.9 million and valuation allowances against certain U.S. deferred tax assets totaled $7.0 million, as it is more likely than not these assets will not be realized based upon historical financial results.  During the first quarter of fiscal 2019, the Company recorded a benefit of $2.0 million related to the reversal of a valuation allowance for deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would be realized in the future.  During the second quarter of fiscal 2019, the Company recorded a valuation allowance of $1.0 million on certain deferred tax assets in a foreign jurisdiction after determining it was more likely than not the deferred tax assets would not be realized.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Net earnings (loss) attributable to Modine	$18.0	$(28.3)	$78.5	$4.6
Less: Undistributed earnings attributable to unvested shares	(0.1)	-	(0.3)	-
Net earnings (loss) available to Modine shareholders	$17.9	$(28.3)	$78.2	$4.6

Weighted-average shares outstanding - basic	50.5	50.0	50.4	49.8
Effect of dilutive securities	0.7	-	0.8	0.8
Weighted-average shares outstanding - diluted	51.2	50.0	51.2	50.6

Earnings per share:
Net earnings (loss) per share - basic	$0.36	$(0.57)	$1.55	$0.09
Net earnings (loss) per share - diluted	$0.35	$(0.57)	$1.53	$0.09

For the three and nine months ended December 31, 2018, the calculation of diluted earnings per share excluded 0.5 million and 0.4 million stock options, respectively, because they were anti-dilutive.  For both the three and nine months ended December 31, 2017, the calculation of diluted earnings per share excluded 0.2 million stock options because they were anti-dilutive.  For the three months ended December 31, 2017, the total number of potentially dilutive securities was 1.1 million. However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2018	March 31, 2018
Cash and cash equivalents	$30.7	$39.3
Restricted cash	0.7	1.0
	$31.4	$40.3

Restricted cash, which is reported within other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Inventories

Inventories consisted of the following:

	December 31, 2018	March 31, 2018
Raw materials	$125.7	$114.4
Work in process	34.8	34.8
Finished goods	50.5	42.1
Total inventories	$211.0	$191.3

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2018	March 31, 2018
Land	$21.1	$22.6
Buildings and improvements (10-40 years)	288.3	295.6
Machinery and equipment (3-12 years)	838.8	840.8
Office equipment (3-10 years)	91.8	93.0
Construction in progress	61.9	50.2
	1,301.9	1,302.2
Less: accumulated depreciation	(812.8)	(797.9)
Net property, plant and equipment	$489.1	$504.3

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	Building HVAC	CIS	Total
Goodwill, March 31, 2018	$0.5	$15.0	$158.3	$173.8
Effect of exchange rate changes	-	(1.2)	(3.6)	(4.8)
Goodwill, December 31, 2018	$0.5	$13.8	$154.7	$169.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Intangible assets consisted of the following:

	December 31, 2018			March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets

Customer relationships	$62.1	$(8.3)	$53.8	$64.2	$(5.7)	$58.5
Trade names	59.1	(12.6)	46.5	60.6	(10.8)	49.8
Acquired technology	24.2	(5.0)	19.2	25.2	(3.6)	21.6
Total intangible assets	$145.4	$(25.9)	$119.5	$150.0	$(20.1)	$129.9

The Company recorded amortization expense of $2.2 million and $2.5 million for the three months ended December 31, 2018 and 2017, respectively. The Company recorded amortization expense of $6.8 million and $7.3 million for the nine months ended December 31, 2018 and 2017, respectively. The Company estimates that it will record $2.3 million of amortization expense during the remainder of fiscal 2019, $9.0 million of amortization expense in fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2024.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2018	2017
Beginning balance	$8.3	$9.4
Warranties recorded at time of sale	1.3	2.0
Adjustments to pre-existing warranties	0.1	0.2
Settlements	(1.5)	(2.1)
Effect of exchange rate changes	-	0.1
Ending balance	$8.2	$9.6

	Nine months ended December 31,
	2018	2017
Beginning balance	$9.3	$10.0
Warranties recorded at time of sale	4.0	4.7
Adjustments to pre-existing warranties	(0.1)	-
Settlements	(4.6)	(4.6)
Adjustments due to acquisition (a)	-	(1.0)
Effect of exchange rate changes	(0.4)	0.5
Ending balance	$8.2	$9.6

(a)
During fiscal 2018, the Company decreased its liability for product warranties by $1.0 million as a result of measurement period adjustments made in connection with purchase accounting for the November 2016 acquisition of the Luvata Heat Transfer Solutions business.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2018	March 31, 2018
Term loans	2022	$244.8	$267.8
6.8% Senior Notes	2021	89.0	101.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	2034	20.4	12.8
		404.2	431.6
Less: current portion		(45.7)	(39.9)
Less: unamortized debt issuance costs		(4.3)	(5.4)
Total long-term debt		$354.2	$386.3

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

As of December 31, 2018 and March 31, 2018, the Company had $43.9 million and $21.3 million, respectively, of short-term borrowings under its $175.0 million multi-currency revolving credit facility, which expires in November 2021.  As of December 31, 2018, domestic letters of credit totaled $4.3 million, resulting in available capacity under the Company’s revolving credit facility of $126.8 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings as of December 31, 2018 and March 31, 2018 of $23.6 million and $31.9 million, respectively.  As of December 31, 2018, the Company’s foreign unused lines of credit totaled $1.1 million.  In aggregate, the Company had total available lines of credit of $127.9 million as of December 31, 2018.

Provisions in the Company’s amended and restated credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses. Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, the term loans require prepayments, as defined in the credit agreement, in the event the Company’s annual excess cash flow exceeds defined levels or in the event of certain asset sales.  The Company is also subject to leverage ratio covenants, the most restrictive of which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of December 31, 2018.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of December 31, 2018 and March 31, 2018, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $139.9 million and $153.1 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $18.1 million and $16.7 million as of December 31, 2018 and March 31, 2018, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 17: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2018				Nine months ended December 31, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(35.5)	$(132.9)	$-	$(168.4)	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive loss before reclassifications	(2.1)	-	(1.1)	(3.2)	(32.9)	-	(1.3)	(34.2)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	3.9	-	3.9
Foreign currency translation losses (b)	-	-	-	-	0.8	-	-	0.8
Income taxes	-	(0.3)	0.2	(0.1)	-	(0.9)	0.3	(0.6)
Total other comprehensive income (loss)	(2.1)	1.0	(0.9)	(2.0)	(32.1)	3.0	(1.0)	(30.1)

Ending balance	$(37.6)	$(131.9)	$(0.9)	$(170.4)	$(37.6)	$(131.9)	$(0.9)	$(170.4)

	Three months ended December 31, 2017				Nine months ended December 31, 2017
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(19.0)	$(133.3)	$-	$(152.3)	$(46.8)	$(135.0)	$-	$(181.8)

Other comprehensive income before reclassifications	4.6	-	0.6	5.2	32.4	-	0.6	33.0
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	3.9	-	3.9
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(1.3)	(0.2)	(1.5)
Total other comprehensive income	4.6	0.9	0.4	5.9	32.4	2.6	0.4	35.4

Ending balance	$(14.4)	$(132.4)	$0.4	$(146.4)	$(14.4)	$(132.4)	$0.4	$(146.4)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 18: Segment Information

Effective April 1, 2018, the Company formed the VTS segment by combining its Americas, Europe, and Asia operations to enable it to operate as a more global, product-based organization.  The Company also merged its Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies.  The Company began reporting financial results for its new segments beginning in fiscal 2019.  Segment financial information for fiscal 2018 has been recast to conform to the fiscal 2019 presentation.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,
	2018			2017
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Vehicular Thermal Solutions	$311.5	$11.8	$323.3	$298.6	$14.4	$313.0
Commercial and Industrial Solutions	166.1	0.9	167.0	158.7	0.3	159.0
Building HVAC Systems	63.4	0.8	64.2	55.4	0.7	56.1
Segment total	541.0	13.5	554.5	512.7	15.4	528.1
Corporate and eliminations	-	(13.5)	(13.5)	-	(15.4)	(15.4)
Net sales	$541.0	$-	$541.0	$512.7	$-	$512.7

	Nine months ended December 31,
	2018			2017
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
Vehicular Thermal Solutions	$971.3	$40.4	$1,011.7	$896.4	$42.5	$938.9
Commercial and Industrial Solutions	527.0	2.1	529.1	493.4	0.8	494.2
Building HVAC Systems	157.7	2.2	159.9	146.7	1.2	147.9
Segment total	1,656.0	44.7	1,700.7	1,536.5	44.5	1,581.0
Corporate and eliminations	-	(44.7)	(44.7)	-	(44.5)	(44.5)
Net sales	$1,656.0	$-	$1,656.0	$1,536.5	$-	$1,536.5

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
Vehicular Thermal Solutions	$41.4	12.8%	$46.5	14.9%	$140.0	13.8%	$144.4	15.4%
Commercial and Industrial Solutions	28.2	16.9%	20.0	12.6%	85.1	16.1%	70.7	14.3%
Building HVAC Systems	22.0	34.3%	19.0	33.8%	48.6	30.4%	45.0	30.4%
Segment total	91.6	16.5%	85.5	16.2%	273.7	16.1%	260.1	16.5%
Corporate and eliminations	0.1	-	(0.1)	-	0.2	-	(0.1)	-
Gross profit	$91.7	16.9%	$85.4	16.7%	$273.9	16.5%	$260.0	16.9%

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Operating income:
Vehicular Thermal Solutions	$15.5	$18.7	$55.1	$59.8
Commercial and Industrial Solutions	13.1	(3.9)	39.2	16.5
Building HVAC Systems	13.0	9.2	21.0	18.6
Segment total	41.6	24.0	115.3	94.9
Corporate and eliminations	(8.0)	(10.1)	(24.1)	(29.9)
Operating income	$33.6	$13.9	$91.2	$65.0

	December 31, 2018	March 31, 2018
Total assets:
Vehicular Thermal Solutions	$711.4	$754.8
Commercial and Industrial Solutions	617.2	630.2
Building HVAC Systems	89.2	88.1
Corporate and eliminations	94.9	100.3
Total assets	$1,512.7	$1,573.4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2018 was the third quarter of fiscal 2019.

Third Quarter Highlights

Net sales in the third quarter of fiscal 2019 increased $28.3 million, or 6 percent, from the third quarter of fiscal 2018, primarily due to higher sales in all of our operating segments.  Gross profit increased $6.3 million and gross margin improved 20 basis points to 16.9 percent, as the benefit from higher sales volume was partially offset by unfavorable material costs, including the direct and indirect impacts of tariffs, and temporary operating inefficiencies largely resulting from increased volumes and new program launches at certain manufacturing facilities.  Selling, general and administrative (“SG&A”) expenses decreased $3.6 million, or 130 basis points as a percentage of sales.  Restructuring expenses decreased $8.9 million, primarily due the closure of a manufacturing facility during the third quarter of the prior year.  Operating income during the third quarter of fiscal 2019 increased $19.7 million to $33.6 million, primarily due to higher gross profit and lower restructuring and SG&A expenses.  In addition, our income tax provision decreased $26.6 million in the third quarter of fiscal 2019 compared with the prior-year period, primarily due to charges associated with the U.S. Tax Cuts and Jobs Act (the “Tax Act”) during the third quarter of fiscal 2018.  As a result of the higher operating income and lower income tax provision, our net earnings of $18.3 million in the third quarter improved $46.2 million compared with the net loss of $27.9 million in the third quarter of the prior year.

Year-to-date Highlights

Net sales in the first nine months of fiscal 2019 increased $119.5 million, or 8 percent, from the same period in the prior year, primarily due to higher sales in all of our operating segments.  Gross profit increased $13.9 million, yet gross margin declined 40 basis points to 16.5 percent, as the benefit from higher sales volume was more than offset by unfavorable material costs and temporary operating inefficiencies largely related to increased volumes and new program launches.  SG&A expenses decreased $2.3 million, or 100 basis points as a percentage of sales, and restructuring expenses decreased $10.8 million, primarily due to the closure of a manufacturing facility during fiscal 2018.  Operating income during the first nine months of fiscal 2019 increased $26.2 million to $91.2 million, primarily due to the higher gross profit and lower restructuring expenses.  The impacts of our accounting for the Tax Act significantly impacted our $9.3 million income tax benefit in the first nine months of fiscal 2019, as compared with an income tax provision of $37.4 million for the same period in the prior year.  As a result of the higher operating income and the impact of income taxes, our net earnings of $79.5 million in the first nine months of fiscal 2019 improved $73.7 million compared with the same period in the prior year.

Recent Event

On January 29, 2019, we announced that we are evaluating strategic alternatives for our automotive business within our Vehicular Thermal Solutions (“VTS”) segment.  Our primary objectives include optimizing the VTS segment’s future profitability profile and prioritizing future capital investments in our other businesses.  We expect to complete our evaluation over the next several quarters to determine what actions we may take as a result, if any.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2018 and 2017:

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$541.0	100.0%	$512.7	100.0%	$1,656.0	100.0%	$1,536.5	100.0%
Cost of sales	449.3	83.1%	427.3	83.3%	1,382.1	83.5%	1,276.5	83.1%
Gross profit	91.7	16.9%	85.4	16.7%	273.9	16.5%	260.0	16.9%
Selling, general and administrative expenses	57.2	10.6%	60.8	11.9%	179.9	10.9%	182.2	11.9%
Restructuring expenses	0.5	0.1%	9.4	1.8%	0.7	-	11.5	0.7%
Impairment charges	0.4	0.1%	1.3	0.3%	0.4	-	1.3	0.1%
Loss on sale of assets	-	-	-	-	1.7	0.1%	-	-
Operating income	33.6	6.2%	13.9	2.7%	91.2	5.5%	65.0	4.2%
Interest expense	(6.2)	-1.1%	(6.3)	-1.2%	(18.9)	-1.1%	(19.5)	-1.3%
Other expense – net	(0.5)	-0.1%	(0.3)	-0.1%	(2.1)	-0.1%	(2.3)	-0.1%
Earnings before income taxes	26.9	5.0%	7.3	1.4%	70.2	4.2%	43.2	2.8%
(Provision) benefit for income taxes	(8.6)	-1.6%	(35.2)	-6.9%	9.3	0.6%	(37.4)	-2.4%
Net earnings (loss)	$18.3	3.4%	$(27.9)	-5.5%	$79.5	4.8%	$5.8	0.4%

Comparison of Three Months Ended December 31, 2018 and 2017

Third quarter net sales of $541.0 million were $28.3 million, or 6 percent, higher than the third quarter of the prior year, primarily due to higher sales in all of our operating segments, partially offset by a $12.8 million unfavorable impact of foreign currency exchange rate changes.

Third quarter gross profit increased $6.3 million and gross margin improved 20 basis points to 16.9 percent.  The improvement in gross margin was primarily due to higher sales volume and was partially offset by unfavorable material costs, including the direct and indirect impacts of tariffs, and temporary operating inefficiencies largely related to increased volumes and multiple new program launches in our VTS segment.  In addition, gross profit was unfavorably impacted by $1.8 million from foreign currency exchange rate changes.

Third quarter SG&A expenses decreased $3.6 million, or 130 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to a $1.1 million environmental recovery in the VTS segment, lower integration costs associated with our November 2016 acquisition of the Luvata Heat Transfer Solutions (“Luvata HTS”) business, and lower compensation-related expenses.  In addition, SG&A expenses were favorably impacted by $1.2 million from foreign currency exchange rate changes.

Restructuring expenses of $0.5 million in the third quarter of fiscal 2019 decreased $8.9 million compared with the prior year, primarily due to lower severance-related expenses associated with the closure of an Austrian manufacturing facility within the Commercial and Industrial Solutions (“CIS”) segment during fiscal 2018.

During the third quarter of fiscal 2018, we recorded a $1.3 million impairment charge associated with the closure of the Austrian CIS manufacturing facility.  During the third quarter of fiscal 2019, we recorded an additional $0.4 million impairment charge related to this facility.

Operating income of $33.6 million in the third quarter of fiscal 2019 increased $19.7 million compared with the third quarter of fiscal 2018, primarily due to higher earnings in the CIS and Building HVAC Systems (“BHVAC”) segments, partially offset by lower earnings in the VTS segment.

The provision for income taxes was $8.6 million and $35.2 million in the third quarter of fiscal 2019 and 2018, respectively.  The $26.6 million decrease was primarily due to a decrease in income tax charges related to the Tax Act, which were $32.6 million lower in the third quarter of fiscal 2019 compared with the same period in the prior year, partially offset by increased operating earnings in the current year and the absence of a $2.2 million benefit from a development tax credit in Hungary recorded in the prior year.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

Comparison of Nine Months Ended December 31, 2018 and 2017

Fiscal 2019 year-to-date net sales of $1,656.0 million were $119.5 million, or 8 percent, higher than the same period last year, primarily due to higher sales in all of our operating segments.

Fiscal 2019 year-to-date gross profit of $273.9 million increased $13.9 million from the same period last year, yet gross margin declined 40 basis points to 16.5 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary operating inefficiencies, partially offset by higher sales volume.

Fiscal 2019 year-to-date SG&A expenses decreased $2.3 million, or 100 basis points as a percentage of sales, compared with the same period in the prior year.  The decrease in SG&A expenses was primarily due to lower integration costs associated with our acquisition of Luvata HTS and lower third-party strategic advisory costs recorded at Corporate, partially offset by higher environmental charges within our VTS segment.  During the first nine months of fiscal 2019, we recorded $1.2 million of third-party consulting costs related to our ongoing evaluation of strategic alternatives for our automotive business within the VTS segment.

Fiscal 2019 year-to-date restructuring expenses and impairment charges decreased $10.8 million and $0.9 million, respectively, as compared with the same period in the prior year, primarily due to the closure of a CIS manufacturing facility during fiscal 2018.

During the second quarter of fiscal 2019, we sold our South African business within the BHVAC segment and, as a result, recorded a loss of $1.7 million.

Operating income of $91.2 million during the first nine months of fiscal 2019 increased $26.2 million compared with the same period last year, primarily due to higher earnings in the CIS and BHVAC segments, partially offset by lower earnings in the VTS segment.

The benefit for income taxes was $9.3 million during the first nine months of fiscal 2019, compared with a provision for income taxes of $37.4 million during the same period in the prior year.  The $46.7 million change was primarily due to our accounting for the impacts of the Tax Act.  As a result of the Tax Act, we recorded provisional income tax charges totaling $35.7 million in the prior year, compared with income tax benefits totaling $7.7 million in the current year.  In addition, we recorded income tax benefits totaling $17.0 million in the current year resulting from the recognition of tax assets for foreign tax credits and other attributes, partially offset by the absence of a $7.9 million benefit from a development tax credit in Hungary recorded in the prior year and increased operating earnings in the current year.  See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2018, we formed the VTS segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.  We also merged our Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies.  We began reporting financial results for our new segments beginning in fiscal 2019.  Segment financial information for fiscal 2018 has been recast to conform to the fiscal 2019 presentation.

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2018 and 2017:

Vehicular Thermal Solutions

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$323.3	100.0%	$313.0	100.0%	$1,011.7	100.0%	$938.9	100.0%
Cost of sales	281.9	87.2%	266.5	85.1%	871.7	86.2%	794.5	84.6%
Gross profit	41.4	12.8%	46.5	14.9%	140.0	13.8%	144.4	15.4%
Selling, general and administrative expenses	25.5	7.9%	26.6	8.5%	84.4	8.3%	81.3	8.7%
Restructuring expenses	0.4	0.1%	1.2	0.4%	0.5	0.1%	3.3	0.3%
Operating income	$15.5	4.8%	$18.7	6.0%	$55.1	5.4%	$59.8	6.4%

Comparison of Three Months Ended December 31, 2018 and 2017

VTS net sales increased $10.3 million, or 3 percent, from the third quarter of fiscal 2018 to the third quarter of fiscal 2019, primarily due to higher sales volume, including sales from new program launches, to automotive and commercial vehicle customers in North America and to off-highway customers in North America and Asia, partially offset by lower sales volume to customers in Europe.  Foreign currency exchange rate changes had an unfavorable $9.3 million impact on third quarter sales.  Gross profit decreased $5.1 million and gross margin declined 210 basis points to 12.8 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary operating inefficiencies largely related to increased volumes and new program launches at certain manufacturing facilities, partially offset by higher sales volume.  In addition, foreign currency exchange rate changes had an unfavorable $1.2 million impact on gross profit.  SG&A expenses decreased $1.1 million, or 60 basis points as a percentage of sales, primarily due to a $1.1 million recovery of environmental investigation costs from a prior owner of a closed manufacturing facility in the U.S. and a $0.7 million favorable impact of foreign currency exchange rate changes, partially offset by higher compensation-related expenses.  Restructuring expenses decreased $0.8 million, primarily due to lower plant consolidation and severance expenses.  Operating income decreased $3.2 million to $15.5 million during the third quarter, primarily due to lower gross profit.

Comparison of Nine Months Ended December 31, 2018 and 2017

VTS year-to-date net sales increased $72.8 million, or 8 percent, from the same period last year, primarily due to higher sales volume to off-highway and automotive customers in North America and Asia, partially offset by lower sales volume to customers in Europe and a $4.2 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $4.4 million and gross margin declined 160 basis points to 13.8 percent.  The decline in gross margin was primarily due to unfavorable material costs and temporary operating inefficiencies largely related to increased volumes and new program launches at certain manufacturing facilities, partially offset by higher sales volume.  SG&A expenses increased $3.1 million, primarily due to higher compensation-related expenses and higher environmental charges related to previously-owned manufacturing facilities in the U.S., partially offset by a $0.5 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, SG&A expenses decreased 40 basis points to 8.3 percent.  Restructuring expenses decreased $2.8 million, primarily due to lower plant consolidation and severance expenses.  Operating income decreased $4.7 million to $55.1 million, primarily due to lower gross profit and higher SG&A expenses, partially offset by lower restructuring expenses.

Commercial and Industrial Solutions

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$167.0	100.0%	$159.0	100.0%	$529.1	100.0%	$494.2	100.0%
Cost of sales	138.8	83.1%	139.0	87.4%	444.0	83.9%	423.5	85.7%
Gross profit	28.2	16.9%	20.0	12.6%	85.1	16.1%	70.7	14.3%
Selling, general and administrative expenses	14.6	8.8%	14.4	9.1%	45.3	8.6%	44.7	9.0%
Restructuring expenses	0.1	0.1%	8.2	5.1%	0.2	-	8.2	1.7%
Impairment charges	0.4	0.2%	1.3	0.8%	0.4	0.1%	1.3	0.3%
Operating income (loss)	$13.1	7.8%	$(3.9)	-2.4%	$39.2	7.4%	$16.5	3.3%

Comparison of Three Months Ended December 31, 2018 and 2017

CIS net sales increased $8.0 million, or 5 percent, from the third quarter of fiscal 2018 to the third quarter of fiscal 2019, primarily due to higher sales volume to data center and commercial refrigeration customers, partially offset by a $2.8 million unfavorable impact of foreign currency exchange rate changes and lower sales volume to industrial customers.  Gross profit increased $8.2 million and gross margin improved 430 basis points to 16.9 percent, primarily due to higher sales volume, favorable sales mix, and improved operating efficiencies.  SG&A expenses increased $0.2 million compared with the prior year, yet decreased 30 basis points as a percentage of sales.  Restructuring expenses decreased $8.1 million, primarily due to the absence of severance-related expenses recorded in the prior year related to the closure of a manufacturing facility in Austria.  During the third quarter of fiscal 2018, we recorded a $1.3 million impairment charge related to the Austrian facility.  During the third quarter of fiscal 2019, we recorded an additional $0.4 million impairment charge related to the closed facility.  Operating income of $13.1 million represents a $17.0 million improvement compared with the third quarter of fiscal 2018, primarily due to higher gross profit and lower restructuring expenses.

Comparison of Nine Months Ended December 31, 2018 and 2017

CIS year-to-date net sales increased $34.9 million, or 7 percent, from the same period last year, primarily due to higher sales volume to data center customers, partially offset by lower sales volume to industrial customers.  Foreign currency exchange rate changes favorably impacted year-to-date sales by $1.2 million.  Gross profit increased $14.4 million and gross margin improved 180 basis points to 16.1 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $0.6 million compared with the prior year, yet decreased 40 basis points as a percentage of sales.  Restructuring expenses decreased $8.0 million, primarily due to the closure of the Austrian facility during fiscal 2018.  Operating income of $39.2 million increased $22.7 million, primarily due to higher gross profit and lower restructuring expenses.

Building HVAC Systems

	Three months ended December 31,				Nine months ended December 31,
	2018		2017		2018		2017
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$64.2	100.0%	$56.1	100.0%	$159.9	100.0%	$147.9	100.0%
Cost of sales	42.2	65.7%	37.1	66.2%	111.3	69.6%	102.9	69.6%
Gross profit	22.0	34.3%	19.0	33.8%	48.6	30.4%	45.0	30.4%
Selling, general and administrative expenses	9.0	14.0%	9.8	17.4%	25.9	16.2%	26.4	17.8%
Loss on sale of assets	-	-	-	-	1.7	1.1%	-	-
Operating income	$13.0	20.3%	$9.2	16.5%	$21.0	13.1%	$18.6	12.6%

Comparison of Three Months Ended December 31, 2018 and 2017

BHVAC net sales increased $8.1 million, or 14 percent, from the third quarter of fiscal 2018 to the third quarter of fiscal 2019, primarily due to higher sales of heating products in North America and air conditioning products in the U.K, partially offset by a $0.7 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $3.0 million and gross margin improved 50 basis points to 34.3 percent, primarily due to higher sales volume, favorable sales mix, and improved product pricing.  SG&A expenses decreased $0.8 million compared with the prior year and decreased 340 basis points as a percentage of sales, primarily due to cost-control initiatives.  Operating income of $13.0 million increased $3.8 million, primarily due to higher gross profit.

Comparison of Nine Months Ended December 31, 2018 and 2017

BHVAC year-to-date net sales increased $12.0 million, or 8 percent, from the same period last year, primarily due to higher sales of heating products in North America and air conditioning products and parts and controls in the U.K.  In addition, foreign currency exchange rate changes favorably impacted year-to-date sales by $0.4 million.  Gross profit increased $3.6 million. Gross margin of 30.4 percent was consistent with the prior year, as the benefit from higher sales volume was largely offset by unfavorable material costs.  SG&A expenses decreased $0.5 million compared with the prior year and decreased 160 basis points as a percentage of sales.  During the second quarter of fiscal 2019, we completed the sale of our business in South Africa and, as a result, recorded a loss of $1.7 million.  See Note 1 of the Notes to Condensed Consolidated Financial Statements for additional information on this transaction.  Operating income of $21.0 million increased $2.4 million, primarily due to higher gross profit, partially offset by the $1.7 million loss on sale of the South African business.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of December 31, 2018 of $30.7 million, and an available borrowing capacity of $127.9 million under lines of credit provided by banks in the United States and abroad.  Given our extensive international operations, approximately $23.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the nine months ended December 31, 2018 was $67.4 million, which represents a $38.6 million decrease compared with $106.0 million of net cash provided by operating activities during the same period in the prior year.  This decrease in operating cash flow was primarily due to unfavorable net changes in working capital, partially offset by the favorable impact of stronger earnings.  The unfavorable changes in working capital during the first nine months of fiscal 2019, compared with the same period in the prior year, included higher inventory levels associated with higher sales levels, decreases in accounts payable resulting from the timing of payments to vendors, and higher incentive compensation and other employee benefit payments.  Capital expenditures of $58.7 million during the first nine months of fiscal 2019 increased $3.7 million compared with the same period in the prior year.

Debt

Our debt agreements require us to maintain compliance with various covenants.  The term loans require prepayments, as defined in the credit agreement, in the event our annual excess cash flow exceeds defined levels or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to leverage ratio covenants, the most restrictive of which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2018, our leverage ratio and interest coverage ratio were 2.2 and 9.0, respectively.  We were in compliance with our debt covenants as of December 31, 2018 and expect to remain in compliance during the balance of fiscal 2019 and beyond.

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

Share Repurchase Program

Effective October 30, 2018, our Board of Directors approved a two-year, $50.0 million share repurchase program, which allows us to repurchase shares of our common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as our authorized officers deem appropriate.  During the third quarter of fiscal 2019, we repurchased $0.6 million of common stock under this program.  Our decision whether and to what extent to repurchase additional shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs, inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, that have been or may be implemented in the United States or by its trade partners, as well as continuing uncertainty regarding the short- and long-term implications of “Brexit”;

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

•	Unanticipated product or manufacturing difficulties or operating inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims;

•	Unanticipated delays or modifications initiated by major customers with respect to program launches, product applications or requirements;

•
Unanticipated problems with suppliers meeting our time, quantity, quality and price demands, and the overall health of our suppliers, including their ability and willingness to supply our volume demands if their production capacity becomes constrained;

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

•	Our ability to effectively and efficiently complete restructuring activities and realize the anticipated benefits thereof;

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership and administrative functions, in light of tightening global labor markets;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of any substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

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

•	The success of our evaluation of strategic alternatives for our automotive business within our VTS segment in optimizing the segment’s future profitability;

•	Our ability to identify and execute additional growth and diversification opportunities in order to position us for long-term success; and

•	The potential expense, disruption or other impacts that could result from unanticipated actions by activist shareholders.

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

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the third quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31, 2018	_______	_______	_______	$50,000,000

November 1 – November 30, 2018	_______	_______	_______	$50,000,000

December 1 – December 31, 2018	50,000	$11.37	50,000	$49,431,509

Total	50,000	$11.37	50,000

(a)
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

Date: February 1, 2019

* Executing as both the principal financial officer and a duly authorized officer of the Company