Form 10-K
period 2019-03-31
MODINE MANUFACTURING CO
filed 2019-05-23
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-1373

MODINE MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)

WISCONSIN	39-0482000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin	53403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 636‑1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.625 par value	MOD	New York Stock Exchange

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
Yes ☐    No ☑

Approximately 97 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $733 million based upon the market price of $14.90 per share on September 28, 2018, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 50,726,269 at May 17, 2019.

An Exhibit Index appears at pages 81-83 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10‑K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2019 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

Modine Manufacturing Company specializes in providing innovative thermal management solutions to diversified global markets and customers.  We are a leading provider of engineered heat transfer systems and high-quality heat transfer components for use in on- and off-highway original equipment manufacturer (“OEM”) vehicular applications.  In addition, we are a global leader in thermal management technology and solutions for sale into a wide array of commercial, industrial, and building heating, ventilating, air conditioning, and refrigeration (“HVAC&R”) markets.  Our primary product groups include i) powertrain cooling and engine cooling; ii) coils, coolers, and coatings; and iii) heating, ventilation and air conditioning.  Our primary customers across the globe include:

−	Automobile, truck, bus, and specialty vehicle OEMs;
−	Agricultural, industrial and construction equipment OEMs;
−	Commercial and industrial equipment OEMs;
−	Heating, ventilation and cooling OEMs;
−	Construction architects and contractors; and
−	Wholesalers of heating equipment.

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

During fiscal 2019, we continued to employ our Strengthen, Diversify and Grow (“SDG”) strategy in order to transform Modine into a more diversified industrial thermal-management company.  We launched our SDG strategy over three years ago to establish a more global, product-based organizational structure and a strategic framework for our company.  Both our Commercial and Industrial Solutions (“CIS”) and Building HVAC Systems (“BHVAC”) segments experienced significant sales and earnings growth this year, which we directly attribute to our SDG initiatives to further diversify and grow these higher margin business segments.  In addition, in January 2019, we announced our strategic review of alternatives for our automotive business within our Vehicular Thermal Solutions (“VTS”) segment.  Since this announcement, we have made significant progress in our evaluation and, while we are continuing to explore various alternatives, we currently believe that a sale of the automotive business is the most likely path forward to optimize the VTS segment’s profitability and reprioritize capital investments across all of our businesses.  We believe our SDG strategy will continue to keep us grounded, thriving, and transforming to optimize the value we offer our customers and to provide the highest returns for our shareholders.

Our top five customers are in four different markets – automotive, commercial vehicle, off-highway, and data center cooling – and our ten largest customers accounted for 50 percent of our fiscal 2019 sales.  In fiscal 2019, 58 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 6 percent generated by exports from the U.S.  In fiscal 2018, 61 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 5 percent generated by exports from the U.S.  In fiscal 2017, 62 percent of our total sales were generated from customers outside of the U.S., with 55 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.

During fiscal 2019, our consolidated net sales were $2.21 billion, a 5 percent increase from $2.10 billion in fiscal 2018.  This increase was primarily due to higher sales in each of our operating segments.  Our operating income of $110 million in fiscal 2019 increased $18 million compared with the prior year, primarily due to higher earnings in the CIS and BHVAC segments, partially offset by lower earnings in the VTS segment.

In continued support of our SDG initiatives and in an effort to optimize our cost structure and improve the efficiency of our operations, we have engaged in various restructuring activities.  As a result, we recorded $10 million of restructuring expenses during fiscal 2019, primarily related to severance expenses resulting from targeted headcount reductions in Europe and the Americas within the VTS segment.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2019	Fiscal 2018
Commercial HVAC&R	30%	31%
Automotive	25%	25%
Commercial vehicle	18%	18%
Off-highway	14%	13%
Data center cooling	8%	7%
Industrial cooling	2%	3%
Other	3%	3%

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

Business Segments

Each of our operating segments is managed by a vice president and has separate financial results reviewed by our chief operating decision maker.  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources amongst our various businesses.  Effective April 1, 2018, we formed the VTS segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.  We also merged our Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies.

Our Vehicular Business

VTS Segment

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

The following summarizes the primary markets served by our VTS segment:

Automotive

Market Overview – The automotive market declined during fiscal 2019.  In fiscal 2020, we expect the global automotive markets will be relatively flat. We expect longer-term growth of this market to be supported by changes in global fuel efficiency standards, in-vehicle technology enhancements and growth in emerging markets.  We are seeing increased activity in the automotive market on electric and hybrid powertrains.  Global automotive OEMs and their powertrain suppliers are engaged in significant development activities for these alternative powertrains.  In addition, a number of start-up companies specializing in electric vehicles are working to establish themselves in the marketplace, which creates new business dynamics and opportunities.  We are actively involved in developing and manufacturing solutions for these alternative powertrains with several traditional and start-up OEMs.  At the same time, we remain focused on programs for traditional internal combustion engines which will remain as the primary automotive powertrain for years to come.  We expect our global automotive production to increase in fiscal 2020, particularly driven by maturing program volumes in China and new program launches in North America, Europe, and Asia.

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

Primary Competitors – Mahle; Dana Corporation; UFI Filters; Denso Corporation; Hanon Systems; BorgWarner; Valeo SA; and Zhejiang Yinlun Machinery Co., Ltd.

Commercial Vehicle

Market Overview – During fiscal 2019, the North American commercial vehicle market experienced substantial growth, particularly within the heavy-duty truck market.  In fiscal 2020, however, we expect both medium-duty and heavy-duty truck markets will decline.  In South America, the commercial vehicle market continued to recover in fiscal 2019; we expect this market will remain strong, particularly for heavy-duty trucks, during fiscal 2020.  In Europe, the commercial vehicle market experienced modest growth in fiscal 2019; we expect this market will experience slight declines in fiscal 2020.  We expect the commercial vehicle market in India will be flat or slightly down in fiscal 2020, compared with fiscal 2019.

Trends influencing the commercial and specialty vehicle markets include a desire by global commercial vehicle manufacturers to standardize U.S., Canadian, and Eurozone emissions regulations and the adoption of higher standards, which are more comparable to Euro 6, in China and India.  Global standardization would lead to further development opportunities for Modine.  Additionally, truck and bus manufacturers are evaluating alternative powertrains and fuels, including electrification, waste heat recovery, and other technologies aimed at improving vehicle efficiency, all of which could present opportunities for us.  These trends are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products.  We are active in these developments with several customers, and believe we are well positioned to support these changes.

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

Primary Competitors – Mahle; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Off-Highway

Market Overview – The global off-highway markets experienced moderate growth during fiscal 2019 and we expect this trend to continue during fiscal 2020.  Production of U.S. agricultural, construction, and mining machinery increased in fiscal 2019 compared with the prior year.  We expect modest growth in the North American off-highway markets in fiscal 2020.  The European construction and agricultural equipment markets experienced modest growth in fiscal 2019; we expect modest growth in these markets again during fiscal 2020.  In South America, the off-highway markets experienced strong growth in fiscal 2019 and we expect moderate growth in fiscal 2020.  In Asia, the construction market experienced moderate growth during fiscal 2019, and we expect further growth in the China and Korea excavator markets in fiscal 2020.

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

Our Industrial Businesses

Commercial and Industrial Solutions Segment

Market Overview – The primary HVAC&R markets served by our CIS segment experienced moderate growth during fiscal 2019 and we expect continued growth during fiscal 2020.  We anticipate growth in the global commercial and residential air conditioning markets driven by an expansion of reliable energy sources and increases in income levels in China, India, and other developing countries.  Demand for efficient HVAC&R systems is driven by more stringent energy efficiency regulations and the need for higher-efficiency buildings.  Also in regard to the commercial air conditioning markets, we expect growth in the global precision air conditioning market driven by increasing heat density in data centers resulting from rising levels of data traffic and storage requirements, coupled with the overall expansion of the underlying data center market.  In addition, regulatory bodies are imposing stricter guidelines aimed to reduce carbon footprint, which is driving data centers to adopt the latest precision cooling solutions.  We expect growth in the global refrigeration markets, particularly in China and India.  We also expect increasing urbanization, changing food consumption trends and increasing global trade will drive investments in refrigeration infrastructure.  The global industrial power sector is characterized by the continuing demand for electricity as a preferred source of energy, climate change initiatives to minimize environmental impacts, growth and industrialization in emerging markets, and grid upgrades and refurbishments in more mature markets.

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

Building HVAC Systems Segment

Market Overview –The North American heating market expanded in fiscal 2019 due to overall positive economic conditions, but was also supported by the increased length of the winter season in our key geographic markets.  We are planning for modest improvement in the North American heating market in fiscal 2020.  We also anticipate increased market demand for ventilation products in fiscal 2020, as we expand our product offering in this market.  In addition to North America, we also serve heating, ventilating, and air conditioning (“HVAC”) markets in the United Kingdom, mainland Europe, the Middle East, Far East and Africa.  We expect improvement in commercial investment, construction market activity, and energy efficiency legislation to drive increased demand for our ventilation and air conditioning products.  We anticipate that recent European legislation, designed to increase equipment efficiency and reduce the use of high global warming potential refrigerants, will result in customer buying pattern shifts over the next couple years, and may increase market volatility in the short-term, as HVAC equipment providers shift products towards more efficient and environmentally-friendly alternatives.  With regard to Brexit, we are committed to being as prepared as possible to ensure continuity of service and supply to our customers.

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

Primary Competitors – Lennox International Inc.; Reznor (Nortek Global HVAC); Sterling (Mestek Inc.); Vertiv (formerly Emerson Electric Company (Liebert)); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); System Air (ChangeAir); Ingersoll Rand Inc. (Trane); Bard Manufacturing; and Aaon, Inc.

Geographical Areas

We maintain administrative organizations in all key geographical regions to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States	Brazil	Austria	China	United Arab Emirates
Mexico		Belgium	India
		Germany	Japan
		Hungary	South Korea
Italy
Netherlands
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and commercial, industrial and building HVAC&R products similar to those produced in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 6 percent, 5 percent and 7 percent in fiscal 2019, 2018 and 2017, respectively.

We believe our international presence positions us to share profitably in the anticipated long-term growth of the global vehicular and commercial, industrial and building HVAC&R markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Customer Dependence

Our ten largest customers, certain of which are conglomerates or otherwise affiliated, accounted for 50 percent of our consolidated net sales in fiscal 2019.  In fiscal 2019, 2018, 2017, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.

Our top customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets. Our top customers, listed alphabetically, include: Carrier, Caterpillar; Daimler AG (including Daimler Trucks, Detroit Diesel, Mercedes-Benz, and Western Star Trucks); Deere & Company; FCA N.V. (including Chrysler, CNH, Fiat, Iveco, and VM Motori); Ingersoll Rand Inc. (Trane); Navistar (including MWM International); Volkswagen AG (including Audi, MAN, Porsche, and Scania); and AB Volvo (including Mack Trucks and Renault Trucks).  In addition, our CIS segment includes significant sales generated from a single global technology customer (14 percent of CIS segment sales in fiscal 2019) with which we are party to confidentiality agreements.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2020 and beyond.

Raw Materials

We purchase aluminum, nickel and steel from several domestic and foreign suppliers.  In general, we do not rely on any one supplier for these materials, which are, for the most part, available from numerous sources in quantities required by us.  The supply of copper and brass material is concentrated between two global suppliers, with other suppliers qualified and supplying lesser amounts to mitigate risk.  We typically do not experience raw material shortages and believe that our suppliers’ production of these metals will be adequate throughout the next fiscal year.  We typically adjust metals pricing with our raw material suppliers on a monthly basis and our major fabricated component suppliers on a quarterly basis.  When possible, we have included provisions within our long-term customer contracts which allow us to adjust customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  When applicable, however, these contract provisions are typically limited to the underlying cost of the material based upon the London Metal Exchange, and do not include related premiums or fabrication costs.  In addition, there can often be a three-month to one-year lag until the time that we adjust the price with our customer.

Patents

We own or license numerous patents related to our products and operations.  These patents and licenses have been obtained over a period of years and expire at various times.  Because we have many product lines, we believe that our business as a whole is not materially dependent upon any particular patent or license, or any particular group of patents or licenses.  We consider each of our patents, trademarks and licenses to be of value and aggressively defend our rights throughout the world against infringement. We have been granted and/or acquired more than 2,500 patents worldwide over the life of our company.

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

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $70 million, $66 million, and $64 million in fiscal 2019, 2018, and 2017, respectively.  Over the last three years, R&D expenditures have been between 3 and 5 percent of our consolidated net sales.  This level of investment reflects our continued commitment to R&D in an ever-changing marketplace.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include EGR technology, oil coolers, charge air coolers, refrigerant heat exchangers, and battery thermal management systems for the automotive, commercial vehicle, agriculture, construction, and residential and commercial energy storage markets, which enable our customers to meet more stringent emission and energy efficiency standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine cooling, building HVAC, and commercial and industrial thermal management products.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System, applying the Modine Operating System, and executing the Modine Quality Strategy.

Through our integrated and process-oriented Global Modine Management System, the majority of our manufacturing facilities and administrative offices are registered to ISO 9001:20015 or IATF 16949:2016 standards, helping to ensure that our customers receive high quality products and services.  While customer expectations for performance, quality and service continue to rise, our Global Modine Management System has allowed us to drive improvements in quality performance and has enabled the ongoing delivery of products, service and value that meet or exceed customer expectations.

Our Global Modine Management System operates within the context of our Modine Operating System, which focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.

We drive sustainable and systematic continuous improvement throughout our company by utilizing the principles, processes and behaviors that are core to these systems.

To ensure future quality, we established the Modine Quality Strategy, which focuses on people, process, performance, tools and methods and the Global Modine Management System.

Environmental, Health and Safety Matters

We are committed to preventing pollution, eliminating waste and reducing environmental risks and we have established specific environmental improvement targets and objectives for fiscal 2020.  The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

During fiscal 2018, we launched a global initiative to reduce both our energy and water usage by 5 percent by fiscal 2020.  Each of our facilities around the world is actively engaged in support of this initiative, and we are currently on pace to meet our energy and water usage goals in fiscal 2020.  Examples of steps being taken to meet these goals include the installation of more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

Our product portfolio reflects our sense of environmental responsibility.  We continue to develop and refine environmentally-friendly product lines, including oil, fuel, and EGR coolers for gas and diesel applications, light-weight and high-performance powertrain cooling heat exchangers for both combustion and electric vehicle, air cooled refrigerant and liquid heat exchangers used in residential, commercial, and industrial applications, and our advanced cooling system technology.  These products provide increased fuel economies, enable combustion technologies that reduce harmful gas emissions for vehicles, and provide energy efficient solutions for building and stationary applications. In our CIS segment, we are moving towards smaller diameter tubing across many of our product lines, which has not only made our products more energy efficient, but has enabled our customers to use less refrigerants in order to reduce their global warming potential.  Our BHVAC segment offerings include the EffinityTM, a condensing gas-fired unit heater with industry-leading efficiencies; the AtherionTM Commercial Packaged Ventilation System; the Airedale SchoolMate® with a water source heat pump; and the Airedale Chiller product line-up, ecodesign compliant with European standards.  These products are helping commercial, industrial and residential users achieve high energy efficiencies and reduce utility costs.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These expenditures most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Environmental liabilities for investigative work and remediation at sites in the U.S. and abroad totaled $19 million at March 31, 2019.

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by OSHA) average for the manufacturing sector, which was 3.5 in 2017.  During fiscal 2019, we recorded an RIR of 1.29, which was lower than our prior year rate of 1.42.  Since our acquisition of the Luvata HTS business in fiscal 2017, we have been implementing our behavior-based safety program at CIS segment locations.  We believe our safety program, now in place at all CIS segment locations, has contributed to the decrease in the RIR in fiscal 2019.  Our behavior-based safety program proactively seeks to correct at-risk behaviors while positively reinforcing safe behaviors.  Our focus on behavior-based safety and process stream safety are part of our long-term commitment to strengthen our safety culture.

Employees

We employed approximately 12,200 persons worldwide as of March 31, 2019.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality, as sales to OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shut downs and our third fiscal quarter is affected by holiday schedules.  Additionally, our CIS and BHVAC segments experience some seasonality, as demand for HVAC&R products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  We expect sales volume within our CIS segment to be higher during our first two fiscal quarters due to the construction seasons in the northern hemisphere.  Sales volume within the BHVAC segment is generally stronger in our second and third fiscal quarters, corresponding with demand for heating products.

Working Capital

We manufacture products for the majority of customers in our VTS and CIS segments on an as-ordered basis, which makes large inventories of finished products unnecessary.  In Brazil, within our VTS segment, we maintain aftermarket product inventory in order to timely meet customer needs in the Brazilian automotive and commercial vehicle aftermarkets.  In our BHVAC segment, we maintain varying levels of finished goods inventory due to seasonal demand and certain sales programs.  We have not experienced a significant number of returned products within any of our operating segments.

Available Information

Through our website, www.modine.com (Investors link), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other Securities Exchange Act reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our reports are also available free of charge on the SEC’s website, www.sec.gov.  Also available free of charge on our website are the following corporate governance documents, among others:

−	Code of Conduct, which is applicable to all Modine directors and employees, including the principal executive officer, the principal financial officer, and the principal accounting officer;
−	Corporate Governance Guidelines;
−	Audit Committee Charter;
−	Officer Nomination and Compensation Committee Charter;
−	Corporate Governance and Nominating Committee Charter; and
−	Technology Committee Charter.

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

Our Enterprise Risk Management process seeks to identify and address significant risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could adversely affect us and cause our financial results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

Customer and Supplier Matters

Our vehicular customers continually seek price reductions from us.  These price reductions adversely affect our results of operations.

We face continuous price-reduction pressure from our vehicular OEM customers.  Virtually all of these OEMs impose aggressive price-reduction initiatives upon their suppliers, even if contrary to contractual terms, and we expect such actions to continue in the future.  In response, we must continually reduce our operating costs in order to maintain profit margins that are acceptable to us.  We have taken, and will continue to take, steps to reduce our operating costs to offset customer price reductions; however, price reductions adversely affect our profit margins and are expected to do so in the future.  In addition, we must balance our ongoing need to reduce operating costs against any potential compromise in the high quality of our products and our ability to provide the highest standard of service to our customers.  If we are unable to avoid price reductions for our customers, or if we are unable to offset price reductions through improved operating efficiencies and manufacturing processes, sourcing alternatives, technology enhancements and other cost reduction initiatives, our results of operations could be adversely affected.

Fluctuations in costs of materials (including aluminum, copper, steel and stainless steel (nickel), other raw materials, purchased component inventory and energy) could place significant pressure on our results of operations.

Increases in the costs of raw materials and other purchased component inventory, which may be impacted by a variety of factors, including changes in trade laws and tariffs, could have a significant adverse effect on our results of operations.  We have sought to alleviate this risk by including provisions within our long-term customer contracts which allow us to adjust customer prices, on a prospective basis, based upon increases and decreases in the cost of key raw materials.  However, where these contract provisions are applicable, there can often be a three-month to one-year lag until the time of the price adjustment.  To further mitigate our exposure, from time to time we enter into forward contracts to hedge a portion of our forecasted aluminum and copper purchases.  However, these hedges may only partially offset increases in material costs, and significant increases could have an adverse effect on our results of operations.

We could be adversely affected if we experience shortages of components or materials from our suppliers.

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and we would miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

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

Our CIS segment includes significant sales generated from a single global technology customer (14 percent of CIS segment sales) with which we are party to confidentiality agreements.  Sales to this customer have historically fluctuated significantly from one quarter or fiscal year to the next.  While we expect to be able to manage troughs and take advantage of peaks in these sales levels, to the extent we are unable to predict and mitigate lower sales levels or respond in a timely fashion to higher sales levels, the results of operations for the CIS segment could be adversely affected.

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

Although our financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in foreign currencies.  Our sales and profitability are affected by movements of the U.S. dollar against foreign currencies in which we generate sales and incur expenses.  To the extent that we are unable to match sales in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our financial results.  During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be lower because the applicable local currency will be translated into fewer U.S. dollars.  In certain instances, currency rate fluctuations may create pricing pressure relative to competitors quoting in different currencies, which could result in our products becoming less competitive.  Significant long-term fluctuations in relative currency values could have an adverse effect on our results of operations and financial condition.

B.	OPERATIONAL RISKS

Challenges of Maintaining a Competitive Cost Structure

We may be unable to maintain competitive cost structures within our business.

We have engaged in various restructuring activities in our VTS, CIS and BHVAC segments in order to optimize our manufacturing footprint and cost structure.  These restructuring activities have included targeted headcount reductions that support our objective of reducing operational and SG&A cost structures and the consolidation and/or closure of manufacturing facilities in North America and Europe.  In addition, we continue to focus on reducing costs for materials and services through targeted adjustments and negotiations with our supply base.  Our successful execution of these initiatives, and our ability to identify and execute future opportunities to optimize our cost structures, is critical to enable us to establish a cost environment that will increase and sustain our long-term competitiveness.  Any failure to do so could, in turn, adversely affect our results of operations and financial condition.

Challenges of Program Launches

We continue to launch a significant number of new programs at our facilities across the world.  The success of these launches is critical to our business.

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We commit significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity, particularly within our VTS segment, we must appropriately manage these launches and deploy our operational and administrative resources to take advantage of the resulting increase in our business.  If we do not successfully launch new products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges.

Complexities of Global Presence

We are subject to risks related to our international operations.

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  In fiscal 2019, 53 percent of our sales were generated from non-U.S. operations.  Consequently, our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, changing economic conditions, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, the uncertainty related to the proposed withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit”), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico, or buy raw materials, such as China, could have a material adverse effect on our results of operations.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

Embargoes or sanctions imposed by the U.S. government or those abroad that restrict or prohibit sales to or purchases from specific persons or countries or based upon product classification may expose us to potential criminal and civil sanctions to the extent that we are alleged or found to be in violation, whether intentional or unintentional.  We cannot predict future regulatory requirements to which our business operations may be subject or the manner in which existing laws might be administered or interpreted.

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

Information Technology (IT) Systems

We may be adversely affected by any substantial disruption in, or material breach of, our IT systems.

We are dependent upon our IT infrastructure, including network, hardware, and software systems, to conduct our business.  Despite network and other cybersecurity measures we have in place, our IT systems could be disrupted or we could experience a security breach from computer viruses, break-ins or similar disruptions.  A substantial disruption in our IT systems for a prolonged time period, or a material breach of our IT systems, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation, adversely affecting our customer service and relationships as well as our reputation, and could lead to significant remediation expenses and litigation risks.  Our systems, and the systems of our service providers or others, could be breached, damaged or interrupted by cyber-attacks or other man-made intentional or unintentional events, or by natural disasters or occurrences, many of which may, despite our best efforts, be beyond our ability to effectively detect, anticipate or control.  Any such events and the related delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

Attracting and Retaining Talent

Our continued success is dependent on being able to attract, develop and retain qualified personnel.

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel in managerial, leadership and administrative functions.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives.  Difficulty attracting, developing, and retaining qualified personnel, particularly in light of tightening global labor markets, could adversely affect our business, results of operations and financial condition.

C.	STRATEGIC RISKS

Strategic Business Evaluation

The optimization of our VTS segment’s future profitability depends, in part, upon the success of our evaluation of strategic alternatives for our automotive business.

As previously disclosed, we are evaluating strategic alternatives for our automotive business within our VTS segment.  The goal of this evaluation is to identify the most successful path forward for the automotive business to optimize the value we offer customers and also provide the highest return for our shareholders.  We currently believe a sale of the automotive business is the most likely path forward.  There can be no assurance that the evaluation of any strategic alternative, including the potential sale of or continued investment in our automotive business, will result in a consummated transaction or the consummation of another alternative.  If our evaluation process does not result in the successful consummation of a strategic alternative, or if we are otherwise unable through such consummation to realize our goal for the automotive business, we may not be able to optimize the profitability of our VTS segment, which could adversely affect our results of operations and financial condition.

Growth Strategies

Inability to identify and execute on growth opportunities may adversely impact our business and operating results.

We expect to continue to pursue acquisitions in “industrial” markets.  There can be no assurance we will be able to identify attractive acquisition targets and/or organic growth opportunities.  If we are unable to successfully complete such transactions and execute on organic opportunities in the future, our growth may be limited.  In addition, future acquisitions will require integration of operations, sales and marketing, information technology, finance, and administrative functions.  If we are unable to successfully integrate acquisitions and operate these businesses profitably, we may not achieve the financial or operational success expected from the acquisitions.

D.	FINANCIAL RISKS

Liquidity and Access to Cash

Our indebtedness may limit our use of cash flow to support operating, development and investment activities, and failure to comply with our debt covenants could adversely affect our liquidity and financial results.

As of March 31, 2019, we had total outstanding indebtedness of $450 million.  Our indebtedness and related debt service obligations i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.  If we are unable to maintain our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) within our target range of 1.5 to 2.5, or if we are unable to move cash globally to enable debt repayments in a tax-efficient manner, our results of operations and financial condition could be adversely affected.

The proposed phase out of the London Interbank Offer Rate (“LIBOR”) could have an adverse effect on our business

Our revolving credit facility and current term loans utilize LIBOR to set the interest rate on outstanding borrowings.  In July 2017, the Financial Conduct Authority, a regulator of financial service firms in the U.K., announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  Currently, there is no definitive information or consensus regarding the future utilization of LIBOR or of any particular alternative reference rates.  As a result, it is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates, but the potential phase out of LIBOR could adversely affect our access to the capital markets and cost of funding.

Market trends and regulatory requirements may require additional funding for our pension plans.

We have several defined benefit pension plans in the U.S., all of which are frozen to new participants.  Our funding policy for these plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability of $67 million.  During fiscal 2020, we anticipate making funding contributions totaling $3 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate tables, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $285 million at March 31, 2019.  We perform goodwill impairment tests annually, as of March 31, or more frequently if appropriate.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.  An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial results.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act includes broad and complex changes to the U.S. tax code, including, but not limited to (i) a reduction in the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018, and (ii) a transition tax on certain unrepatriated earnings of foreign subsidiaries.  We completed our accounting for the Tax Act during fiscal 2019; see Note 8 of the Notes to Consolidated Financial Statements for more information.  Additional impacts from the Tax Act could result if there are changes in interpretations or applications of the Tax Act’s provisions or if supplementary regulatory guidance is issued.

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

The following table sets forth information regarding our principal properties as of March 31, 2019.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
VTS Segment
North and South America
Lawrenceburg, TN	554,000 sq. ft.	Manufacturing	144,000 Owned
410,000 Leased
Nuevo Laredo, Mexico	466,000 sq. ft.	Manufacturing	399,000 Owned
67,000 Leased
Sao Paulo, Brazil	375,000 sq. ft.	Manufacturing	Owned
Jefferson City, MO	202,000 sq. ft.	Manufacturing	162,000 Owned
40,000 Leased
Trenton, MO	160,000 sq. ft.	Manufacturing	Owned
Joplin, MO	140,000 sq. ft.	Manufacturing	Owned
Laredo, TX	92,000 sq. ft.	Warehouse	Leased

Europe
Bonlanden, Germany	205,000 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	221,000 sq. ft.	Manufacturing	Owned
Pontevico, Italy	167,000 sq. ft.	Manufacturing	Owned
Mezökövesd, Hungary	246,000 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	126,000 sq. ft.	Manufacturing	48,000 Owned
78,000 Leased
Uden, Netherlands	107,000 sq. ft.	Manufacturing	74,000 Owned
33,000 Leased
Neuenkirchen, Germany	76,000 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,000 sq. ft.	Manufacturing	Leased

Asia
Changzhou, China	255,000 sq. ft.	Manufacturing	Owned
Chennai, India	122,000 sq. ft.	Manufacturing	Owned
Yangzhou, China	116,000 sq. ft.	Manufacturing (Joint Venture)	Leased
Shanghai, China	80,000 sq. ft.	Manufacturing	Leased
Cheonan, South Korea	46,000 sq. ft.	Manufacturing (Joint Venture)	Leased

Location of Facility	Building Space	Primary Use	Owned or Leased
CIS Segment
North America
Grenada, MS	809,000 sq. ft.	Administrative, manufacturing & technology center	Leased
Grenada, MS	220,000 sq. ft.	Manufacturing	Owned
Grenada, MS	190,000 sq. ft.	Manufacturing	Leased
Juarez, Mexico	326,000 sq. ft.	Manufacturing	Leased
Jacksonville, TX	55,000 sq. ft.	Manufacturing	Owned
Temecula, CA	33,000 sq. ft.	Manufacturing	Leased
Louisville, KY	28,000 sq. ft.	Manufacturing	Leased
Tampa, FL	23,000 sq. ft.	Manufacturing	Leased
Ramos Arizpe, Mexico	59,000 sq. ft.	Manufacturing	Leased

Europe
Pocenia, Italy	449,000 sq. ft.	Administrative, manufacturing & technology center	Owned
Guadalajara, Spain	482,000 sq. ft.	Manufacturing	Owned
Söderköping, Sweden	216,000 sq. ft.	Manufacturing	Owned
Amaro, Italy	196,000 sq. ft.	Manufacturing	Leased
Kötschach-Mauthen, Austria	195,000 sq. ft.	Manufacturing	Owned (closed)
San Vito, Italy	131,000 sq. ft.	Manufacturing	Owned
Sremska Mitrovica, Serbia	128,000 sq. ft.	Manufacturing	Leased
Padova, Italy	78,000 sq. ft.	Manufacturing	Leased

Asia
Zhongshan, China	143,000 sq. ft.	Manufacturing	Leased
Wuxi, China	99,000 sq. ft.	Manufacturing	Leased

BHVAC Segment
North America
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	93,000 sq. ft.	Manufacturing	Owned

Europe
Leeds, United Kingdom	247,000 sq. ft.	Administrative & manufacturing	Leased
Consett, United Kingdom	38,000 sq. ft.	Manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft.	Manufacturing	Leased

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

We consider our plants and equipment to be well maintained and suitable for their purposes. We review our manufacturing capacity periodically and make the determination as to our need to expand or, conversely, rationalize our facilities as necessary to meet changing market conditions and our needs.

ITEM 3.	LEGAL PROCEEDINGS.

The information required hereunder is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2019), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	50	Vice President, Human Resources (October 2012 – Present).

Dennis P. Appel	44
Vice President, Commercial and Industrial Solutions (December 2016 – Present). Prior to joining Modine, Mr. Appel held a variety of leadership positions with Luvata HTS in the U.S., Europe and Asia, including most recently, President of Luvata HTS.

Scott L. Bowser	54	Vice President, Chief Operating Officer (January 2019 – Present); previously Vice President, Global Operations and Vice President of Asia and Global Procurement for the Company.

Thomas A. Burke	61	President and Chief Executive Officer (April 2008 – Present).

Joel T. Casterton	47	Vice President, Vehicular Thermal Solutions (January 2018 – Present); previously Director – Global Program Management & Quality for the Company.

Michael B. Lucareli	50	Vice President, Finance and Chief Financial Officer (October 2011 – Present).

Matthew J. McBurney	49	Vice President, Strategic Planning and Development (November 2017 – Present); previously Vice President, Luvata HTS Integration for the Company and Vice President, Building HVAC for the Company.

Scott A. Miller	54
Vice President, Building HVAC (September 2016 – Present); previously Managing Director – Global Operations and Operations Director of the Building HVAC and North America business units for the Company.

Sylvia A. Stein	52
Vice President, General Counsel and Corporate Secretary (January 2018 – Present).  Prior to joining Modine, Ms. Stein served as the Associate General Counsel, Marketing & Regulatory at the Kraft Heinz Foods Company and was Chief Counsel, Cheese & Dairy and Grocery Business Units for Kraft Foods Group, Inc. / Kraft Foods Global, Inc.

Scott D. Wollenberg	50	Vice President – Chief Technology Officer (July 2016 – Present); previously Regional Vice President – Americas for the Company.

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

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2019, shareholders of record numbered 2,338.

We did not pay dividends during fiscal 2019 or 2018.  Under our debt agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2020.

We did not purchase shares of common stock during the fourth quarter of fiscal 2019.

PERFORMANCE GRAPH

The following graph compares the cumulative five-year total return on our common stock with similar returns on the Russell 2000 Index and the Standard & Poor’s (S&P) MidCap 400 Industrials Index.  The graph assumes a $100 investment and reinvestment of dividends.

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2014	2015	2016	2017	2018	2019
Modine Manufacturing Company	$100	$91.95	$75.15	$83.28	$144.37	$94.68
Russell 2000 Index	100	108.21	97.65	123.25	137.79	140.61
S&P MidCap 400 Industrials Index	100	106.62	103.89	129.45	150.75	152.62

ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2019	2018	2017	2016	2015

Net sales	$2,213	$2,103	$1,503	$1,353	$1,496
Operating income	110	92	42	37	54
Net earnings (loss)	86	24	15	(1)	23
Total assets	1,538	1,573	1,450	921	931
Long-term debt - excluding current portion	335	386	406	126	130
Net cash provided by operating activities	103	124	42	72	64
Expenditures for property, plant and equipment	74	71	64	63	58
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$1.67	$0.44	$0.29	$(0.03)	$0.46
Diluted	1.65	0.43	0.29	(0.03)	0.45

The following factors impact the comparability of the selected financial data presented above:

•
On November 30, 2016, we acquired Luvata HTS for total consideration of $388 million, net of cash acquired.  Since the date of acquisition, we’ve consolidated financial results from this business within our CIS segment.  During fiscal 2019, 2018 and 2017, CIS segment net sales were $708 million, $676 million, and $232 million, respectively.  This transaction and the related debt financing also resulted in increases in total assets and long-term debt.  During fiscal 2018 and 2017, we recorded $4 million and $15 million, respectively, of costs directly related to the acquisition and integration of Luvata HTS.  See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding this acquisition.

•
During fiscal 2019, 2018, 2017, 2016, and 2015, we incurred $10 million, $16 million, $11 million, $17 million, and $5 million, respectively, of restructuring expenses.  See Note 6 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2018, 2016, and 2015, we recorded impairment charges of $3 million, $10 million, and $8 million, respectively.  See Notes 6 and 14 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2018, we recorded provisional income tax charges totaling $38 million as a result of U.S. tax legislation enacted in December 2017 commonly referred to as the Tax Act.  During fiscal 2019, we recorded income tax benefits totaling $22 million related to the Tax Act and the recognition of foreign tax credits.  See Note 8 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2016, we recorded $42 million of non-cash pension settlement losses associated with a voluntary lump-sum payout program offered to certain eligible former employees and a $10 million gain related to an insurance settlement for equipment losses associated with a fire at our Airedale manufacturing facility in the U.K in September 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Founded in 1916, Modine Manufacturing Company is a global leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 19 countries, and employ approximately 12,200 persons worldwide.

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

Company Strategy

We launched our SDG strategy over three years ago to establish a more global, product-based organizational structure and a strategic framework for our company.  We’re proud of our achievements to date under SDG’s core guiding principles.  We’ve successfully acquired and integrated the Luvata HTS business, now operating within our CIS segment.  The CIS segment has propelled our organization forward toward our vision of becoming a leading global diversified industrial thermal management company.  This acquisition succeeded in better diversifying our product portfolio and improving our cash flow.  We’ve also taken actions to strengthen our business and lower our operating and SG&A cost structures, including restructuring actions, which have encompassed plant consolidation activities, targeted headcount reductions, and product line transfers, and global procurement initiatives to reduce costs for materials and services.  Reflecting on these achievements, we believe that Modine is stronger than ever.

As we look ahead, we aim to build upon our SDG strategy by pursuing opportunities that best align with our vision for the future and secure our position as a global diversified industrial thermal management company. We have made significant progress in executing our multi-year strategy to establish meaningful positions in markets where we can deliver consistent, profitable growth. We regularly review our product portfolio and the end markets we serve to ensure we have the right mix of business to build and move Modine forward.  We recently announced that we are evaluating strategic alternatives for our automotive business within our VTS segment in order to optimize the segment’s profitability and reprioritize capital investments across all of our businesses. We believe our SDG strategy will continue to keep us grounded, thriving, and transforming to optimize the value we offer our customers and to provide the highest returns for our shareholders.

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

Strategic Planning and Corporate Development

We employ both short-term (one-to-three year) and longer-term (five-to-seven year) strategic planning processes, which enable us to continually assess our opportunities, competitive threats, and economic market challenges.

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  We expect to continue to pursue organic- and external-growth opportunities, particularly to grow our global, market leading positions in our industrial businesses and continue to build on the momentum and success recently experienced by our CIS and BHVAC segments.

Operational and Financial Discipline

We operate in a dynamic, global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The nature of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In order to optimize our cost structure and improve efficiency of our operations, we have executed restructuring activities in our VTS and CIS segments during recent years.  In addition, as costs for materials and purchased parts may rise from time to time due to increases in commodity markets, we seek low-cost sourcing, when appropriate, and enter into contracts with some of our customers that provide for commodity price adjustments, on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term.  We place particular emphasis on working capital improvement and prioritization of our capital investments.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2019 was based upon consolidated operating income growth and a cash flow margin metric.  These performance goals drive alignment of management and shareholders’ interests in both our earnings growth and cash flow targets.  In addition, we provide a long-term incentive compensation plan for officers and certain key employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock awards, stock options, and performance-based stock awards.  The performance-based stock awards for the fiscal 2019 through 2021 performance period are based upon a target three-year average annual revenue growth and a target three-year average consolidated cash flow return on invested capital.

Segment Information – Strategy, Market Conditions and Trends

Each of our operating segments is managed by a vice president and has separate strategic and financial plans, and financial results, all of which are reviewed by our chief operating decision maker.  These plans and results are used by management to evaluate the performance of each segment and to make decisions on the allocation of resources.  Effective April 1, 2018, we merged our Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies and formed the VTS segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.

Vehicular Thermal Solutions (59 percent of fiscal 2019 net sales)

Our VTS segment provides powertrain and engine cooling products, including, but not limited to, radiators, charge air coolers, condensers, oil coolers, EGR coolers, and fuel coolers, to OEMs in the automotive, commercial vehicle, and off-highway markets in North America, South America, Europe, and Asia.  In addition, our VTS segment also serves Brazil’s automotive and commercial vehicle aftermarkets.

Sales volume in the VTS segment increased during fiscal 2019, as compared with the prior year, primarily due to higher sales to certain key end markets in North America and Asia.  In North America, we benefited from a substantial recovery in the off-highway market and experienced sales volume increases to automotive customers, despite a relatively flat automotive market.  The North American commercial vehicle market experienced significant growth during the year; however, our sales growth to commercial vehicle customers lagged behind the overall market trend, primarily due to the planned wind-down of certain commercial vehicle programs.  In Asia, we benefited from growth of the off-highway markets in China and Korea and maturing automotive program volumes in China.  In order to meet growing regional demand, we expanded our manufacturing capacity in Changzhou, China during fiscal 2019.  Tariffs unfavorably impacted our VTS segment’s financial results during fiscal 2019, both directly and indirectly.  Impacts of tariffs on our raw material costs included the direct cost of tariffs on certain imported items from China; rising prices from domestic sources, as certain suppliers leveraged tariffs to impose cost increases; and resourcing costs, as certain domestic suppliers have chosen to exit supplying certain products altogether due to capacity constraints resulting from increased demand.  The unfavorable impacts of tariffs were partially offset by the implementation of strict cost control in other areas.

Looking forward to fiscal 2020, we anticipate varied levels of growth in our key end markets.  To meet increased demand in Asia, we will complete our expansion of manufacturing capacity in our locations near Chennai, India and Yangzhou, China.  We expect the global automotive markets will be relatively flat.  In regard to the global commercial vehicle markets, we expect a decline in North America, Europe and Asia and growth in South America.  We expect our commercial vehicle sales will decrease compared with fiscal 2019, primarily due to the planned wind-downs of certain programs in Europe and North America.  However, we expect growth in our commercial vehicle business in China, primarily due to increasing production of Euro 6 engines that have additional Modine content.  In regard to global off-highway markets, we anticipate modest growth in the majority of both construction and agricultural markets.

As recently announced, we are evaluating strategic alternatives for our automotive business.  A primary objective of our evaluation is optimizing our VTS segment’s profitability profile.  The automotive market exhibits different industry dynamics, growth trajectories, and strategic opportunities, as compared with the commercial vehicle and off-highway markets we serve, and generally requires higher capital investment from its supply base.  While we are continuing to explore various alternatives to best serve our customers and provide the greatest return for our shareholders, we currently believe a sale of the automotive business is the most likely path forward.  We remain firmly committed to the commercial vehicle and off-highway markets and making the necessary investments to ensure our global business is successful.

Commercial and Industrial Solutions (32 percent of fiscal 2019 net sales)

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

During fiscal 2019, CIS experienced above-market sales growth, primarily driven by strong market dynamics.  The data center cooling and commercial refrigeration markets both yielded stronger than expected demand.  In order to meet growing and regional demand, we expanded our manufacturing capacity in both Serbia and Mexico.  We expect modest growth in each of the CIS markets we serve during fiscal 2020.

Looking forward, we will continue to work on manufacturing strategies to ensure we are offering competitive solutions and operating in regions with the most cost-effective footprint.  Additionally, we aim to capitalize on opportunities arising from energy and environmental regulations; we believe we are well-positioned to be the partner of choice to provide our customers innovative commercial and industrial thermal management solutions.

Building HVAC Systems (9 percent of fiscal 2019 net sales)

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

Economic conditions, such as demand for new commercial construction, building renovations, including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements, are growth drivers for our building HVAC products.  During fiscal 2019, sales improved across all of our North America product platforms, including heating, ventilation, air conditioning, and aftersales.  Our U.K. business experienced sales volume improvements in air conditioning equipment and aftersales.  In fiscal 2019, we made the strategic decision to sell our business in South Africa and, as a result, recorded a $2 million loss on the sale.

We expect continued growth in each of the HVAC markets we serve during fiscal 2020.  The markets we serve are heavily impacted by construction activity, building regulations, and owner/occupant comfort requirements.  Growth rates in these markets have recently shown some strength, as manufacturing, housing, and business investment continue to increase.  In fiscal 2020, we expect sales growth in our BHVAC segment through the introduction of new and unique products for the markets we serve and focused market share gains.

Consolidated Results of Operations

On November 30, 2016, we acquired Luvata HTS for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  This business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  We’ve consolidated financial results from this business within our CIS segment since the acquisition date; accordingly, fiscal 2017 included four months of financial results from the acquired business.

On January 29, 2019, we announced that we are evaluating strategic alternatives for our automotive business within our VTS segment. Our primary objectives include optimizing the VTS segment’s profitability and reprioritizing capital investments across all of our businesses. While we are continuing to explore various alternatives, we currently believe a sale of the automotive business is the most likely path forward.  We expect to complete our evaluation in fiscal 2020 to determine what actions we may take as a result, if any.

Fiscal 2019 net sales increased $110 million, or 5 percent, from the prior year, primarily due to higher sales in each of our operating segments.  Gross profit increased $9 million, yet gross margin declined 50 basis points to 16.5 percent, as the benefit from higher sales volume was more than offset by unfavorable material costs, including the impacts of tariffs, and temporary operating inefficiencies largely resulting from increased volumes and new program launches at certain facilities.  SG&A expenses decreased $2 million, or 70 basis points as a percentage of sales.  During fiscal 2019, we recorded $10 million of restructuring expenses, primarily related to targeted headcount reductions within the VTS segment.  Fiscal 2019 operating income increased $18 million to $110 million.  The impacts of our accounting for the Tax Act significantly impacted our $5 million income tax benefit in fiscal 2019, as compared with an income tax provision of $40 million in the prior year.  As a result of the higher operating income and the impact of income taxes, our fiscal 2019 net earnings of $86 million improved $62 million compared with the prior year.

Fiscal 2018 net sales increased $600 million, or 40 percent, from the prior year, primarily due to $444 million of additional sales from our CIS segment and higher sales in our other operating segments.  We owned the Luvata HTS business (CIS segment) for four months in fiscal 2017.  Gross profit increased $103 million, including $66 million of additional contribution from our CIS segment.  SG&A expenses increased $43 million, primarily due to a $39 million increase in SG&A expenses in our CIS segment.  During fiscal 2018, we recorded $16 million of restructuring expenses, primarily related to a facility closure in our CIS segment and targeted headcount reductions in our VTS segment.  Fiscal 2018 operating income increased $50 million to $92 million.  Our fiscal 2018 net earnings of $24 million increased $9 million compared with the prior year, primarily due to the $50 million increase in operating income, partially offset by $38 million of provisional income tax charges associated with the Tax Act and higher interest expense.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2019, 2018, and 2017.

	Years ended March 31,
	2019		2018		2017
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$2,213	100.0%	$2,103	100.0%	$1,503	100.0%
Cost of sales	1,847	83.5%	1,747	83.0%	1,249	83.1%
Gross profit	366	16.5%	357	17.0%	254	16.9%
Selling, general and administrative expenses	244	11.0%	246	11.7%	203	13.5%
Restructuring expenses	10	0.4%	16	0.8%	11	0.7%
Impairment charges	-	-	3	0.1%	-	-
Loss (gain) on sale of assets	2	0.1%	-	-	(2)	-0.1%
Operating income	110	5.0%	92	4.4%	42	2.8%
Interest expense	(25)	-1.1%	(26)	-1.2%	(17)	-1.1%
Other expense - net	(4)	-0.2%	(3)	-0.2%	(4)	-0.3%
Earnings before income taxes	81	3.7%	63	3.0%	21	1.4%
Benefit (provision) for income taxes	5	0.2%	(40)	-1.9%	(6)	-0.4%
Net earnings	$86	3.9%	$24	1.1%	$15	1.0%

Year Ended March 31, 2019 Compared with Year Ended March 31, 2018:

Fiscal 2019 net sales increased $110 million, or 5 percent, from the prior year, primarily due to higher sales in each of our operating segments, partially offset by a $28 million unfavorable impact of foreign currency exchange rate changes.

Fiscal 2019 gross profit increased $9 million from the prior year, yet gross margin declined 50 basis points to 16.5 percent.  The decline in gross margin was primarily due to unfavorable material costs, including the direct and indirect impacts of tariffs, and temporary operating inefficiencies largely related to increased volumes and multiple new program launches in our VTS segment, partially offset by higher sales volume.  In addition, gross profit was unfavorably impacted by $4 million from foreign currency exchange rate changes.

Fiscal 2019 SG&A expenses of $244 million decreased $2 million, or 70 basis points as a percentage of sales, from the prior year.  The decrease in SG&A expenses was primarily due to lower integration costs associated with our November 2016 acquisition of the Luvata HTS business and a $3 million favorable impact of foreign currency exchange rate changes, partially offset by higher third-party strategic advisory costs recorded at Corporate and higher environmental charges within our VTS segment.  During fiscal 2019, we recorded $7 million of costs, primarily consisting of third-party consulting fees, related to our evaluation of strategic alternatives for our VTS segment’s automotive business.

Fiscal 2019 restructuring expenses of $10 million decreased $6 million compared with the prior year, primarily due to lower severance-related expenses associated with the fiscal 2018 closure of a manufacturing facility in Gailtal, Austria within the CIS segment.

During fiscal 2019, we sold our South African business within the BHVAC segment and, as a result, recorded a loss of $2 million.

Operating income of $110 million in fiscal 2019 increased $18 million compared with the prior year, primarily due to higher earnings in the CIS and BHVAC segments, partially offset by lower earnings in the VTS segment.

The benefit for income taxes was $5 million in fiscal 2019, compared with a provision for income taxes of $40 million in fiscal 2018.  The $45 million change was primarily due to our accounting for the impacts of the Tax Act.  As a result of the Tax Act, we recorded provisional income tax charges totaling $38 million in the prior year, compared with income tax benefits totaling $8 million in the current year.  In addition, we recorded income tax benefits totaling $17 million in the current year resulting from the recognition of tax assets for foreign tax credits and other attributes, partially offset by the absence of a $9 million benefit from a development tax credit in Hungary recorded in the prior year and changes in the mix of operating earnings.  See Note 8 of the Notes to Consolidated Financial Statements for additional information.

Year Ended March 31, 2018 Compared with Year Ended March 31, 2017:

Fiscal 2018 net sales increased $600 million, or 40 percent, from the prior year, primarily due to $444 million of additional sales from our CIS segment, which included sales from the acquired Luvata HTS business that we owned for four months of fiscal 2017, higher sales in each of our other operating segments, and a $55 million favorable impact of foreign currency exchange rate changes.

Fiscal 2018 gross profit of $357 million increased $103 million from the prior year, primarily due to $66 million of additional gross profit from our CIS segment and higher gross profit in our VTS and BHVAC segments.  Gross profit was favorably impacted by $9 million from foreign currency exchange rate changes.  Gross margin improved 10 basis points to 17.0 percent, primarily due to higher sales volume, savings resulting from cost-reduction initiatives, improved operating efficiencies, and the absence of a $4 million inventory purchase accounting adjustment recorded in the prior year, partially offset by unfavorable material costs and incremental depreciation and amortization expense resulting from purchase accounting for Luvata HTS.

Fiscal 2018 SG&A expenses of $246 million increased $43 million from the prior year, primarily due to a $39 million increase in SG&A expenses in our CIS segment, $4 million of strategy consulting fees incurred during fiscal 2018, higher compensation-related expenses, and a $4 million unfavorable impact of foreign currency exchange rate changes, partially offset by lower costs incurred related to the acquisition of Luvata HTS.  SG&A expenses, as a percentage of net sales, decreased 180 basis points compared with the prior year.

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

During fiscal 2017, we sold three manufacturing facilities within our VTS segment, two of which were previously closed, and recognized net gains totaling $2 million.

Operating income of $92 million in fiscal 2018 increased $50 million compared with the prior year, primarily due to $18 million of additional operating income contributed by our CIS segment and higher earnings in the VTS and BHVAC segments.

Fiscal 2018 interest expense increased $9 million compared with the prior year, primarily due to debt issued to finance a significant portion of our acquisition of Luvata HTS.

The provision for income taxes was $40 million and $6 million in fiscal 2018 and 2017, respectively.  The $34 million increase was primarily due to $38 million of provisional charges recorded in fiscal 2018 related to the Tax Act and increased operating earnings, partially offset by income tax benefits totaling $14 million resulting from i) a development tax credit in Hungary ($9 million); ii) the reversal of a portion of the valuation allowance in a foreign jurisdiction ($3 million); and iii) a reduction of unrecognized tax benefits resulting from a lapse in statutes of limitations ($2 million), and the absence of a $2 million provision recorded in the prior year to establish a valuation allowance in a separate foreign jurisdiction.

Segment Results of Operations

Since the date we acquired Luvata HTS (November 30, 2016), we have included financial results of this acquired business within our CIS segment.  Effective April 1, 2018, we merged our Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies and formed the VTS segment by combining our Americas, Europe, and Asia operations to enable us to operate as a more global, product-based organization.  We began reporting financial results for our new segments beginning in fiscal 2019.  Segment financial information for fiscal 2018 and 2017 has been recast to conform to the fiscal 2019 presentation.

VTS
	Years ended March 31,
	2019		2018		2017
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$1,352	100.0%	$1,296	100.0%	$1,152	100.0%
Cost of sales	1,165	86.2%	1,095	84.5%	970	84.2%
Gross profit	187	13.8%	201	15.5%	182	15.8%
Selling, general and administrative expenses	113	8.3%	110	8.4%	106	9.2%
Restructuring expenses	9	0.7%	7	0.6%	10	0.9%
Gain on sale of assets	-	-	-	-	(2)	-0.2%
Operating income	$65	4.8%	$84	6.5%	$68	5.9%

Year Ended March 31, 2019 Compared with Year Ended March 31, 2018:

VTS net sales increased $56 million, or 4 percent, in fiscal 2019 compared with the prior year, primarily due to higher sales volume to off-highway and automotive customers in North America and Asia, partially offset by lower sales volume to customers in Europe and a $21 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $14 million and gross margin declined 170 basis points to 13.8 percent.  The decline in gross margin was primarily due to unfavorable material costs, including the impacts of tariffs, and temporary operating inefficiencies largely related to increased volumes and new program launches at certain manufacturing facilities, partially offset by higher sales volume.  In addition, foreign currency exchange rate changes had an unfavorable $3 million impact on gross profit.  SG&A expenses increased $3 million compared with the prior year, yet decreased 10 basis points as a percentage of sales.  The increase in SG&A expenses primarily resulted from higher environmental charges related to previously-owned manufacturing facilities in the U.S. and higher compensation-related expenses, partially offset by a $2 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses increased $2 million, primarily due to higher severance expenses.  Operating income decreased $19 million to $65 million, primarily due to lower gross profit and higher SG&A and restructuring expenses.

Year Ended March 31, 2018 Compared with Year Ended March 31, 2017:

VTS net sales increased $144 million, or 12 percent, in fiscal 2018 compared with the prior year, primarily due to higher sales volume to off-highway and automotive customers and a $42 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $19 million, primarily due to higher sales volume.  Gross margin declined 30 basis points, primarily due to unfavorable material costs, the absence of favorable customer pricing settlements recorded in the prior year, and higher depreciation expense resulting from recent production capacity investments, partially offset by improved operating efficiencies.  In addition, foreign currency exchange rate changes had a favorable $7 million impact on gross profit.  SG&A expenses increased $4 million compared with the prior year, primarily due to a $3 million unfavorable impact of foreign currency exchange rate changes, higher compensation-related expenses, and higher environmental charges related to a previously-owned manufacturing facility in the U.S., partially offset by the absence of a $2 million charge recorded in the prior year related to a legal matter in Brazil, which has since been settled and paid.  As a percentage of sales, SG&A expenses decreased 80 basis points to 8.4 percent.  Restructuring expenses decreased $3 million, primarily due to lower plant consolidation and equipment transfer costs.  In fiscal 2017, we sold three manufacturing facilities and, as a result, recognized gains totaling $2 million.

CIS
	Years ended March 31,
	2019		2018		2017
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$708	100.0%	$676	100.0%	$232	100.0%
Cost of sales	593	83.8%	578	85.5%	200	86.1%
Gross profit	115	16.2%	98	14.5%	32	13.9%
Selling, general and administrative expenses	61	8.6%	60	8.8%	21	9.2%
Restructuring expenses	-	-	8	1.2%	-	-
Impairment charges	-	0.1%	1	0.2%	-	-
Operating income	$53	7.5%	$29	4.2%	$11	4.7%

Year Ended March 31, 2019 Compared with Year Ended March 31, 2018:

CIS net sales increased $32 million, or 5 percent, in fiscal 2019 compared with the prior year, primarily due to higher sales volume to data center and commercial HVAC&R customers, partially offset by lower sales volume to industrial customers and a $5 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $17 million and gross margin improved 170 basis points to 16.2 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses increased $1 million, yet decreased 20 basis points as a percentage of sales.  The $1 million increase in SG&A expenses was primarily due to higher compensation-related expenses, including higher commission costs, partially offset by a $1 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses decreased $8 million, primarily due to the absence of severance-related expenses recorded in the prior year related to the closure of a manufacturing facility in Austria.  In fiscal 2018, we recorded a $1 million impairment charge related to the closure of the Austrian facility.  In fiscal 2019, we recorded an additional impairment charge of less than $1 million related to this facility.  Operating income of $53 million increased $24 million, primarily due to higher gross profit and lower restructuring expenses.

Year Ended March 31, 2018 Compared with Year Ended March 31, 2017:

CIS financial results for fiscal 2017 primarily include four months of results from the acquired Luvata HTS business.  These financial results are not comparable to fiscal 2018, which included a full year of Luvata HTS results.

BHVAC
	Years ended March 31,
	2019		2018		2017
(in millions)	$’s	% of sales	$’s	% of sales	$’s	% of sales
Net sales	$212	100.0%	$191	100.0%	$172	100.0%
Cost of sales	149	70.1%	133	69.7%	124	72.2%
Gross profit	63	29.9%	58	30.3%	48	27.8%
Selling, general and administrative expenses	35	16.4%	36	18.8%	34	19.7%
Restructuring expenses	-	-	-	0.2%	1	0.4%
Impairment charge	-	-	1	0.7%	-	-
Loss on sale of assets	2	0.8%	-	-	-	-
Operating income	$27	12.6%	$20	10.6%	$13	7.7%

Year Ended March 31, 2019 Compared with Year Ended March 31, 2018:

BHVAC net sales increased $21 million, or 11 percent, in fiscal 2019 compared with the prior year, primarily due to higher sales of air conditioning products and parts and controls in the U.K. and heating products in North America, partially offset by a $1 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $5 million, yet gross margin declined 40 basis points to 29.9 percent.  This slight decline in gross margin primarily resulted from unfavorable material costs and sales mix, partially offset by higher sales volume.  SG&A expenses decreased $1 million compared with the prior year and decreased 240 basis points as a percentage of sales, primarily due to cost-control initiatives.  During fiscal 2019, we completed the sale of our business in South Africa, and, as a result, recorded a loss of $2 million.  Operating income of $27 million increased $7 million, primarily due to higher gross profit.

Year Ended March 31, 2018 Compared with Year Ended March 31, 2017:

BHVAC net sales increased $19 million, or 11 percent, in fiscal 2018 compared with the prior year, primarily due to higher heating and ventilation product sales in North America and a $1 million favorable impact of foreign currency exchange rate changes.  Gross profit increased $10 million and gross margin improved 250 basis points to 30.3 percent, primarily due to higher sales volume and improved operating efficiencies in the U.K.  SG&A expenses increased $2 million, primarily due to higher commission costs resulting from higher sales.  As a percentage of sales, SG&A expenses decreased 90 basis points.  Restructuring expenses decreased $1 million, primarily due to the absence of severance expenses recorded in the prior year.  During fiscal 2018, we discontinued a geothermal product line and, as a result, recorded a $1 million impairment charge for intangible assets we no longer use.  Operating income of $20 million increased $7 million, primarily due to higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2019 of $42 million, and an available borrowing capacity of $124 million under our revolving credit facility.  Given our extensive international operations, approximately $35 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2019 was $103 million, a decrease of $21 million from $124 million in the prior year.  This decrease in operating cash flow primarily resulted from unfavorable changes in working capital, partially offset by the favorable impact of stronger earnings.  The unfavorable changes in working capital, as compared with the prior year, included higher incentive compensation and other employee benefit payments and higher inventory levels associated with higher sales levels.

Net cash provided by operating activities in fiscal 2018 was $124 million, an increase of $82 million from $42 million in fiscal 2017.  This increase in operating cash flow primarily resulted from an increase in operating earnings, including additional contributions from our CIS segment, lower payments for costs associated with the acquisition and integration of Luvata HTS and restructuring expenses in the current year, and favorable net changes in working capital.

Capital Expenditures

Capital expenditures of $74 million during fiscal 2019 increased $3 million compared with fiscal 2018, primarily due to higher capital expenditures in our CIS segment, including investments to expand manufacturing capacity in Serbia and Mexico.  Similar to prior years, our capital spending in fiscal 2019 primarily occurred in the VTS segment, which totaled $56 million, and included tooling and equipment purchases in conjunction with new and renewal programs with customers, as well as investments to expand manufacturing capacity in China and Hungary.  At March 31, 2019, our capital expenditure commitments totaled $24 million.  Significant commitments included tooling and equipment expenditures for new and renewal programs with customers in Asia, North America, and Europe within the VTS segment.

Debt

Our total debt outstanding decreased $30 million to $450 million at March 31, 2019 compared with the prior year, primarily due to repayments of debt during fiscal 2019.  See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Our debt agreements require us to maintain compliance with various covenants.  As defined in the credit agreement, the term loans may require prepayments in the event our annual excess cash flow exceeds defined levels, depending upon our leverage ratio, or in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to leverage ratio covenants, the most restrictive of which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreement, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2019, our leverage ratio and interest coverage ratio were 2.1 and 9.0, respectively.  We were in compliance with our debt covenants as of March 31, 2019 and expect to remain in compliance during fiscal 2020 and beyond.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2019
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$377.7	$48.2	$287.8	$16.7	$25.0
Interest associated with long-term debt	40.9	16.0	18.3	4.1	2.5
Operating lease obligations	70.4	14.2	21.5	11.8	22.9
Capital expenditure commitments	23.6	23.6	-	-	-
Other long-term obligations (a)	13.3	1.4	2.1	2.0	7.8
Total contractual obligations	$525.9	$103.4	$329.7	$34.6	$58.2

(a)	Includes capital lease obligations and other long-term obligations.

Our liabilities for pensions, postretirement benefits, and uncertain tax positions totaled $119 million as of March 31, 2019.  We are unable to determine the ultimate timing of payments for these liabilities; therefore, we have excluded these amounts from the contractual obligations table above.  We expect to contribute $3 million to our U.S. pension plans during fiscal 2020.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing our consolidated financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on our financial statements.  The following discussion of these judgments and estimates is intended to supplement the significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements.  In addition, recently issued accounting pronouncements that could significantly impact our financial statement are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

Revenue Recognition

In fiscal 2019, we adopted new revenue recognition accounting guidance.  See Note 1 of the Notes to Consolidated Financial Statements for additional information.  In accordance with this new accounting guidance, we recognize revenue based upon consideration specified in a contract and as we satisfy performance obligations by transferring control over our products to our customers, which may be at a point in time or over time.  The majority of our revenue is recognized at a point in time, based upon shipment terms.  A limited number of our customer contracts provide an enforceable right to payment for performance completed to date.  For these contracts, we recognize revenue over time based upon our estimated progress towards the satisfaction of the contract’s performance obligations.  We record an allowance for doubtful accounts for estimated uncollectible receivables and we accrue for estimated warranty costs at the time of sale.  We base these estimates upon historical experience, current business trends, and current economic conditions.

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

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $485 million and $116 million, respectively, at March 31, 2019.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our CIS segment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.

Impairment of Goodwill

We perform goodwill impairment tests annually, as of March 31, unless business events or other conditions exist that require a more frequent evaluation.  We consider factors such as operating losses, declining financial and market outlooks, and market capitalization when evaluating the necessity for an interim impairment analysis.  We test goodwill for impairment at a reporting unit level.  Reporting units resulting from recent acquisitions generally represent the highest risk of impairment, which typically decreases as the businesses are integrated into the Company and positioned for future operating and financial performance.  We test goodwill for impairment by comparing the fair value of each reporting unit with its carrying value.  We determine the fair value of a reporting unit based upon the present value of estimated future cash flows.  If the fair value of a reporting unit exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired.  However, if the carrying value of the reporting unit’s net assets exceeds its fair value, we would conclude goodwill is impaired and would record an impairment charge equal to the amount that the reporting unit’s carrying value exceeds its fair value.  Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rate, business trends and market conditions.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rate used in determining discounted cash flows is a rate corresponding to our cost of capital, adjusted for country-specific risks where appropriate.

At March 31, 2019, our goodwill totaled $169 million, primarily related to our CIS and BHVAC segments.  Each of these segments is comprised of two reporting units.  We conducted annual goodwill impairment tests during the fourth quarter of fiscal 2019 by applying a fair value-based test and determined the fair value of each of our reporting units exceeded the respective book value.

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales.  We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data.  We adjust our warranty accruals, which totaled $9 million at March 31, 2019, if it is probable that expected claims will differ from previous estimates.

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2019, our pension liabilities totaled $104 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rate tables.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our benefit plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in both fiscal 2019 and 2018 was 7.5 percent.  For fiscal 2020, we have also assumed a rate of 7.5 percent.  A change of 25 basis points in the expected rate of return on assets would impact our fiscal 2020 pension expense by $0.4 million.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2019 and 2018, for purposes of determining pension expense, we used a discount rate of 4.0 and 4.1 percent, respectively.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2020 pension expense by less than $1 million.

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

The Tax Act was enacted in December 2017 and included numerous changes to existing U.S. tax regulations, including U.S. corporate tax rates, business deductions, and taxes on income in foreign jurisdictions.  We completed our accounting for the impacts of the Tax Act during fiscal 2019.  Additional impacts from the Tax Act could result if there are changes in interpretations or applications of the Tax Act’s provisions or if supplementary regulatory guidance is issued.

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

Other Loss Reserves

We maintain liabilities and reserves for a number of other loss exposures, such as environmental remediation costs, self-insurance reserves, uncollectible accounts receivable, regulatory compliance matters, and litigation.  Establishing loss reserves for these exposures requires the use of estimates and judgment to determine the risk exposure and ultimate potential liability.  We estimate these reserve requirements by using consistent and suitable methodologies for the particular type of loss reserve being calculated.  See Note 20 of the Notes to Consolidated Financial Statements for additional information regarding contingencies and litigation.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs (and any potential trade war resulting from tariffs or retaliatory actions), inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, that have been or may be implemented in the United States or by its trade partners, as well as continuing uncertainty regarding the timing and the short- and long-term implications of “Brexit”;

•
The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs and the behavior of our suppliers.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, whether through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

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

•	Our ability to effectively and efficiently complete restructuring activities and realize the anticipated benefits of those activities;

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

•
The impact of potential increases in interest rates, particularly in LIBOR and the Euro Interbank Offered Rate (“EURIBOR”) in relation to our variable-rate debt obligations, and of the continued uncertainty around the utilization of LIBOR or alternative reference rates;

•	Our ability to maintain our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) in our target range of 1.5 to 2.5 in an efficient manner;

•	The potential unfavorable impact of foreign currency exchange rate fluctuations on our financial results; and

•	Our ability to effectively realize the benefits of deferred tax assets in various jurisdictions in which we operate.

Forward-looking statements are as of the date of this report; we do not assume any obligation to update any forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates, interest rates, commodity prices, credit risk and economic conditions.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, and throughout Europe.  We also have joint ventures in China, Japan and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2019, we recorded a net loss of $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2019, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2019, changes in foreign currency exchange rates unfavorably impacted our sales by $28 million; however, the impact on our operating income was less than $1 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2019, there would not have been a material impact on our fiscal 2019 earnings.

We maintain foreign currency-denominated debt obligations and intercompany loans that are subject to foreign currency exchange risk.  We seek to mitigate this risk through maintaining offsetting positions between external and intercompany loans; however, from time to time, we also enter into foreign currency derivative contracts to manage the currency exchange rate exposure.  These derivative instruments are typically not accounted for as hedges, and accordingly, gains or losses on the derivatives are recorded in other income and expense in the consolidated statements of operations and typically offset the foreign currency changes on the outstanding loans.

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility is based upon a variable interest rate, primarily either LIBOR or EURIBOR, plus 137.5 to 250 basis points, depending on our leverage ratio.  We are subject to risk of fluctuations in LIBOR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.  As of March 31, 2019, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $238 million and $47 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2019, a 100 basis point increase in interest rates would increase our annual interest expense in fiscal 2020 by approximately $3 million.

Commodity Price Risk

We are dependent upon the supply of raw materials and supplies in our production processes and, from time to time, enter into firm purchase commitments for aluminum, copper, nickel, and natural gas.  Commodity price risk is most prevalent to our vehicular businesses, which provide customized production and service parts to customers under multi-year programs.  In order to mitigate commodity price risk specific to these long-term sales programs, we maintain contract provisions with certain customers that allow us to prospectively adjust prices based upon raw material price fluctuations.  These prospective price adjustments generally lag behind the actual raw material price fluctuations by three months or longer, and typically the contract provisions are limited to the underlying material cost based upon the London Metal Exchange and exclude additional cost elements, such as related premiums and fabrication.  For our industrial businesses, we predominantly seek to mitigate commodity price risk by adjusting product pricing in response to any applicable price increases.

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2019, 38 percent of our trade accounts receivable balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant.

We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2019;

•
Trade accounts receivable – Prior to granting credit, we evaluate each customer, taking into consideration the customer’s financial condition, payment experience and credit information.  After credit is granted, we actively monitor the customer’s financial condition and applicable business news;

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

•	Insurance – We monitor our insurance providers to ensure they maintain financial ratings that are acceptable to us. We have not identified any concerns in this regard based upon our reviews.

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

In an effort to manage and reduce our costs, we have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products, including aluminum, copper, steel and stainless steel (nickel).  We are exposed to the risk of suppliers of certain raw materials not being able or willing to meet strong customer demand (including the potential effects of trade laws and tariffs), as they may not increase their output capacity as quickly as customers increase their orders, and of increased prices being charged by raw material suppliers.

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

Commodity derivatives:  From time to time, we enter into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices of these commodities.  In fiscal 2019 and 2018, we designated certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses within cost of sales as the underlying inventory is sold.  In fiscal 2017, we did not designate commodity forward contracts for hedge accounting.  Accordingly, unrealized gains and losses on these contracts were recorded within cost of sales.  In fiscal 2019, 2018, and 2017, net gains and losses related to commodity forward contracts were less than $1 million in each year.

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

Counterparty risks:  We manage counterparty risks by ensuring that counterparties to derivative instruments maintain credit ratings acceptable to us.  At March 31, 2019, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2019, 2018 and 2017
(In millions, except per share amounts)

	2019	2018	2017
Net sales	$2,212.7	$2,103.1	$1,503.0
Cost of sales	1,847.2	1,746.6	1,248.6
Gross profit	365.5	356.5	254.4
Selling, general and administrative expenses	244.1	245.8	203.2
Restructuring expenses	9.6	16.0	10.9
Impairment charges	0.4	2.5	-
Loss (gain) on sale of assets	1.7	-	(2.0)
Operating income	109.7	92.2	42.3
Interest expense	(24.8)	(25.6)	(17.2)
Other expense - net	(4.1)	(3.3)	(4.3)
Earnings before income taxes	80.8	63.3	20.8
Benefit (provision) for income taxes	5.1	(39.5)	(5.9)
Net earnings	85.9	23.8	14.9
Net earnings attributable to noncontrolling interest	(1.1)	(1.6)	(0.7)
Net earnings attributable to Modine	$84.8	$22.2	$14.2

Net earnings per share attributable to Modine shareholders:
Basic	$1.67	$0.44	$0.29
Diluted	$1.65	$0.43	$0.29

Weighted-average shares outstanding:
Basic	50.5	49.9	47.8
Diluted	51.3	50.9	48.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Net earnings	$85.9	$23.8	$14.9
Other comprehensive income (loss):
Foreign currency translation	(37.6)	41.8	(10.8)
Defined benefit plans, net of income taxes of ($0.3), ($0.2) and $1.7 million	(1.4)	0.1	3.2
Cash flow hedges, net of income taxes of $0.1, $0.1 and $0 million	0.4	0.1	-
Total other comprehensive income (loss)	(38.6)	42.0	(7.6)

Comprehensive income	47.3	65.8	7.3
Comprehensive income attributable to noncontrolling interest	(0.6)	(2.1)	(0.7)
Comprehensive income attributable to Modine	$46.7	$63.7	$6.6

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2019 and 2018
(In millions, except per share amounts)

	2019	2018
ASSETS
Cash and cash equivalents	$41.7	$39.3
Trade accounts receivable – net	338.6	342.4
Inventories	200.7	191.3
Other current assets	65.8	70.1
Total current assets	646.8	643.1
Property, plant and equipment – net	484.7	504.3
Intangible assets – net	116.2	129.9
Goodwill	168.5	173.8
Deferred income taxes	97.1	96.9
Other noncurrent assets	24.7	25.4
Total assets	$1,538.0	$1,573.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$66.0	$53.2
Long-term debt – current portion	48.6	39.9
Accounts payable	280.9	277.9
Accrued compensation and employee benefits	81.7	97.3
Other current liabilities	39.9	47.2
Total current liabilities	517.1	515.5
Long-term debt	335.1	386.3
Deferred income taxes	8.2	9.9
Pensions	101.7	109.6
Other noncurrent liabilities	34.8	53.6
Total liabilities	996.9	1,074.9
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 52.8 million and 52.3 million shares	33.0	32.7
Additional paid-in capital	238.6	229.9
Retained earnings	472.1	394.9
Accumulated other comprehensive loss	(178.4)	(140.3)
Treasury stock, at cost, 2.1 million and 1.8 million shares	(31.4)	(27.1)
Total Modine shareholders’ equity	533.9	490.1
Noncontrolling interest	7.2	8.4
Total equity	541.1	498.5
Total liabilities and equity	$1,538.0	$1,573.4

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2019, 2018 and 2017
(In millions)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$85.9	$23.8	$14.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	76.9	76.7	58.3
Loss (gain) on sale of assets	1.7	-	(2.0)
Impairment charges	0.4	2.5	-
Stock-based compensation expense	7.9	9.5	7.4
Deferred income taxes	(4.4)	12.1	(4.6)
Other – net	5.3	9.0	3.9
Changes in operating assets and liabilities, excluding acquisition:
Trade accounts receivable	(15.3)	(26.1)	(25.7)
Inventories	(22.0)	(12.5)	(3.3)
Accounts payable	16.6	25.2	19.9
Accrued compensation and employee benefits	(10.1)	16.4	(6.5)
Other assets	(11.8)	(5.0)	(2.4)
Other liabilities	(27.8)	(7.4)	(18.2)
Net cash provided by operating activities	103.3	124.2	41.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(73.9)	(71.0)	(64.4)
Acquisition – net of cash acquired	-	-	(364.2)
Proceeds from dispositions of assets	0.3	0.3	5.7
Proceeds from maturities of short-term investments	4.9	4.8	2.2
Purchases of short-term investments	(3.8)	(5.5)	(3.5)
Other – net	(0.3)	(0.2)	2.0
Net cash used for investing activities	(72.8)	(71.6)	(422.2)

Cash flows from financing activities:
Borrowings of debt	231.2	171.0	559.1
Repayments of debt	(251.9)	(222.9)	(202.4)
Dividend paid to noncontrolling interest	(1.8)	(0.9)	-
Financing fees paid	-	-	(8.7)
Other – net	(3.4)	2.7	(0.4)
Net cash (used for) provided by financing activities	(25.9)	(50.1)	347.6

Effect of exchange rate changes on cash	(2.7)	3.0	(1.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	1.9	5.5	(34.6)
Cash, cash equivalents and restricted cash - beginning of year	40.3	34.8	69.4
Cash, cash equivalents and restricted cash - end of year	$42.2	$40.3	$34.8

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2019, 2018 and 2017
(In millions)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Treasury stock, at cost	Non-controlling interest	Total
	Shares	Amount
Balance, March 31, 2016	49.0	$30.6	$185.6	$358.2	$(174.2)	$(24.0)	$6.5	$382.7
Net earnings attributable to Modine	-	-	-	14.2	-	-	-	14.2
Other comprehensive loss	-	-	-	-	(7.6)	-	-	(7.6)
Shares issued for acquisition of Luvata HTS	2.2	1.4	22.9	-	-	-	-	24.3
Stock options and awards including related tax benefits	0.6	0.4	0.5	-	-	-	-	0.9
Purchase of treasury stock	-	-	-	-	-	(1.4)	-	(1.4)
Stock-based compensation expense	-	-	7.4	-	-	-	-	7.4
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.7	0.7
Balance, March 31, 2017	51.8	32.4	216.4	372.4	(181.8)	(25.4)	7.2	421.2
Net earnings attributable to Modine	-	-	-	22.2	-	-	-	22.2
Other comprehensive income	-	-	-	-	41.5	-	0.5	42.0
Stock options and awards	0.5	0.3	3.9	-	-	-	-	4.2
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Adoption of new accounting guidance (Note 1)	-	-	0.1	0.3	-	-	-	0.4
Stock-based compensation expense	-	-	9.5	-	-	-	-	9.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.6	1.6
Balance, March 31, 2018	52.3	32.7	229.9	394.9	(140.3)	(27.1)	8.4	498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings attributable to Modine	-	-	-	84.8	-	-	-	84.8
Other comprehensive loss	-	-	-	-	(38.1)	-	(0.5)	(38.6)
Stock options and awards	0.5	0.3	0.8	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(4.3)	-	(4.3)
Stock-based compensation expense	-	-	7.9	-	-	-	-	7.9
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.1	1.1
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1

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

Sale of AIAC Air Conditioning South Africa (Pty) Ltd.: During fiscal 2019, the Company completed the sale of its AIAC Air Conditioning South Africa (Pty) Ltd. business, which was reported within the Building HVAC Systems segment, for a selling price of $0.5 million.  As a result of this transaction, the Company recorded a loss of $1.7 million, which included the write-off of accumulated foreign currency translation losses of $0.8 million.  The Company reported this loss on the loss on sale of assets line of the consolidated statements of operations.  Annual net sales attributable to this disposed business were less than $2.0 million.

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

The Company accounts for investments in non-consolidated affiliated companies in which its ownership is 20 percent or more using the equity method.  The Company states these investments at cost, plus or minus a proportionate share of undistributed net earnings.  The Company includes Modine’s share of the affiliate’s net earnings in other income and expense.  See Note 13 for additional information.

Revenue recognition:  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms. A portion of the Company’s revenue is recognized over time, based upon estimated progress towards satisfaction of the contractual performance obligations.  See Note 3 for additional information.

Shipping and handling costs:  The Company records shipping and handling costs incurred upon the shipment of products to its customers in cost of sales, and related amounts billed to these customers in net sales.

Trade accounts receivable:  The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company records an allowance for doubtful accounts for estimated uncollectible receivables based upon historical experience or specific customer economic data.  The Company recorded an allowance for doubtful accounts of $1.6 million and $2.3 million at March 31, 2019 and 2018, respectively, representing its estimated uncollectible receivables.  The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During fiscal 2019, 2018, and 2017, the Company sold $85.1 million, $65.8 million, and $55.4 million, respectively, of accounts receivable to accelerate cash receipts.  During fiscal 2019, 2018, and 2017, the Company recorded a loss on the sale of accounts receivable of $0.6 million, $0.4 million, and $0.3 million, respectively, in the consolidated statements of operations.

Warranty:  The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which the sale is recorded.  The Company records warranty expense, within cost of sales, based upon historical and current claims data or based upon estimated future claims.  Accrual balances, which are recorded within other current liabilities, are monitored and adjusted if it is probable that expected claims will differ from previous estimates.  See Note 16 for additional information.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Tooling costs:  The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2019 and 2018, Company-owned tooling totaled $24.2 million and $22.4 million, respectively.  In certain instances, tooling is customer-owned.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2019 and 2018, cost reimbursement receivables related to customer-owned tooling totaled $11.6 million and $10.7 million, respectively.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 5 for additional information.

Research and development:  The Company expenses research and development costs as incurred within selling, general and administrative (“SG&A”) expenses.  During fiscal 2019, 2018, and 2017, research and development costs charged to operations totaled $69.8 million, $65.8 million, and $64.4 million, respectively.

Translation of foreign currencies:  The Company translates assets and liabilities of foreign subsidiaries and equity investments into U.S. dollars at the period-end exchange rates, and translates income and expense items at the monthly average exchange rate for the period in which the transactions occur.  The Company reports resulting translation adjustments within accumulated other comprehensive income (loss) within shareholders’ equity.  The Company includes foreign currency transaction gains or losses in the statement of operations within other income and expense.

Derivative instruments:  The Company enters into derivative financial instruments from time to time to manage certain financial risks.  The Company enters into forward contracts to reduce exposure to changing future purchase prices for aluminum and copper and into foreign currency exchange contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  The Company designates certain derivative financial instruments as cash flow hedges for accounting purposes.  These instruments are used to manage financial risks and are not speculative.  See Note 19 for additional information.

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

Short-term investments:  The Company invests in time deposits with original maturities of more than three months but no more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2019 and 2018, the Company’s short-term investments totaled $4.3 million and $5.7 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Inventories: The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment:  The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets.  The Company charges maintenance and repair costs to operations as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.  Capital expenditures of $17.9 million, $15.8 million, and $12.5 million were accrued within accounts payable at March 31, 2019, 2018, and 2017, respectively.

Goodwill:  The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2019, which did not result in an impairment charge.  See Note 15 for additional information.

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

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell, within other noncurrent assets.  The Company ceases to record depreciation expense at the time of designation as held for sale.  The carrying value of assets held for sale totaled $1.1 million and $1.7 million at March 31, 2019 and 2018, respectively.

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

Environmental liabilities:  The Company records liabilities for environmental assessments and remediation activities in the period in which its responsibility is probable and the costs can be reasonably estimated.  The Company records environmental indemnification assets from third parties, including prior owners, when recovery is probable.  To the extent that the required remediation procedures change, or additional contamination is identified, the Company’s estimated environmental liabilities may also change.  See Note 20 for additional information.

Supplemental cash flow information:

	Years ended March 31,
	2019	2018	2017
Interest paid	$22.3	$23.4	$15.4
Income taxes paid	22.2	20.1	12.7

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

New Accounting Guidance:

Stock-based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify several aspects of accounting for stock-based payment transactions.  The Company adopted this guidance beginning in its first quarter of fiscal 2018.  The Company elected to account for forfeitures in the period in which they occur and recorded a cumulative-effect adjustment to equity.  In addition, the Company prospectively adopted the guidance requiring all excess tax benefits or deficiencies to be recognized as income tax expense or benefit when share-based awards are settled.  The provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.  As a result of adopting this new guidance, the Company recorded a $0.4 million increase to both deferred tax assets and equity as of April 1, 2017.

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

The Company assessed customer contracts and evaluated contractual provisions in light of the new guidance. Through its evaluation process, the Company identified a limited number of customer contracts that provide an enforceable right to payment for customized products, which require revenue recognition prior to the product being shipped to the customer. As a result of its adoption of the new guidance, the Company recorded an increase of $0.7 million to retained earnings as of April 1, 2018, along with related balance sheet reclassifications.  The increase to retained earnings represented $3.0 million of net sales that, had the new guidance been in effect, the Company would have recognized as of March 31, 2018. See Note 3 for additional information regarding revenue recognition.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance related to the accounting for certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from tax reform legislation that was enacted in the U.S. in December 2017.  This guidance is effective for the Company as of April 1, 2019 and provides the option to reclassify stranded income tax effects to retained earnings.  The Company has determined it will not reclassify stranded income tax effects upon adoption, and therefore, this guidance will not impact its consolidated financial statements.

Leases
In February 2016, the FASB issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance and requires balance sheet recognition for most leases.  The Company will adopt this guidance effective April 1, 2019 using a modified-retrospective transition method, under which it expects to elect not to adjust comparative periods.  The Company intends to elect the package of practical expedients permitted under the new guidance, and, as a result, the Company has not reassessed the classification of existing leases or initial direct costs thereof, or whether existing contracts contain leases.  In addition, the Company plans to elect accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components.  The Company does not intend to elect the hindsight practical expedient.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company has completed its assessment of its global lease portfolio and is in the process of finalizing the testing of its new lease accounting software solution and implementing new processes and controls to account for leases in accordance with the new guidance.  The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings.  In addition, the Company leases certain manufacturing and IT equipment and vehicles.  Upon adoption of this new guidance, the Company expects to recognize $60.0 to $70.0 million of right-of-use assets and corresponding lease liabilities on its consolidated balance sheet.  The Company does not expect the adoption will have a material impact on its consolidated statements of operations or consolidated statements of cash flows.

The cumulative effects on the Company’s consolidated balance sheet, as of April 1, 2018, resulting from the adoption of new accounting guidance were as follows:

		Adjustments Due to New Accounting Guidance
	Balance as of March 31, 2018	Revenue Recognition	Intra-entity Transfers of Assets	Balance as of April 1, 2018
ASSETS
Inventories	$191.3	$(2.0)	$-	$189.3
Other current assets	70.1	3.0	(8.3)	64.8
Deferred income taxes	96.9	(0.2)	-	96.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$9.9	$0.1	$-	$10.0
Retained earnings	394.9	0.7	(8.3)	387.3

Note 2:	Acquisition

Luvata HTS

On November 30, 2016, the Company completed its acquisition of a 100 percent ownership interest in the Luvata HTS business for consideration totaling $415.6 million ($388.2 million, net of cash acquired).  The purchase price included 2.2 million Modine common shares, valued at $24.3 million as of November 30, 2016.  Operating as Modine’s Commercial and Industrial Solutions (“CIS”) segment, this business is a leading global supplier of coils, coolers and coatings to the heating, ventilation, air conditioning, and refrigeration industry.  See Note 22 for a summary of net sales and operating income reported by the CIS segment.  In fiscal 2018 and 2017, the Company recorded $4.3 million and $14.8 million, respectively, of costs incurred directly related to the acquisition and integration of Luvata HTS as SG&A expenses within the consolidated statements of operations.  The fiscal 2018 costs primarily consisted of incremental costs associated with integration activities, including legal and accounting professional services and severance expenses.  The fiscal 2017 costs primarily consisted of transaction advisory and due diligence costs and incremental costs directly associated with integration activities.  In addition, during fiscal 2017, the Company charged $4.3 million to cost of sales related to inventory that it wrote-up to fair value upon acquisition.

The Company completed its accounting for the acquisition of Luvata HTS during fiscal 2018 and allocated the purchase price of $415.6 million to the identifiable tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values as of the acquisition date.  The Company allocated the excess of the purchase price over the net assets recognized to goodwill in the amount of $151.9 million, none of which is deductible for income tax purposes.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Specifically, the goodwill recorded as part of the acquisition includes Luvata HTS’s workforce and anticipated future cost and revenue synergies.

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

Year ended March 31, 2017
Net sales	$1,881.6
Net earnings attributable to Modine	35.8
Net earnings per share attributable to Modine shareholders:
Basic	$0.72
Diluted	0.71

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

Note 3:	Revenue Recognition

Effective April 1, 2018, the Company adopted new revenue recognition accounting guidance using the modified-retrospective transition method and, as a result, recorded a cumulative-effect adjustment to increase retained earnings by $0.7 million.  The Company’s consolidated financial statements for the fiscal year ended March 31, 2019 reflect the adoption of this new guidance; however, the comparable prior-year periods have not been recast.  See Note 1 for additional information regarding the adjustments to the Company’s consolidated balance sheet as of April 1, 2018.

The Company generates revenue from selling innovative thermal management products and solutions to diversified global markets and customers.  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms.  The Company records an allowance for doubtful accounts for estimated uncollectible receivables and accrues for estimated warranty costs at the time of sale.  These estimates are based upon historical experience, current business trends, and current economic conditions.  The Company accounts for shipping and handling activities as fulfilment costs rather than separate performance obligations, and records shipping and handling costs in cost of sales and related amounts billed to customers in net sales.  The Company establishes payment terms with its customers based upon industry and regional practices, which typically do not exceed 90 days.  As the Company expects to receive payment from its customers within one year from the time of sale, it disregards the effects of the time value of money in its determination of the transaction price.  The Company has not disclosed the value of unsatisfied performance obligations because the revenue associated with customer contracts for which the original expected performance period is greater than one year is immaterial.

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

Heating products are manufactured in the U.S. and are generally sold to independent distributors, who in turn market the heating products to end customers.  Because these products are sold to many different customers without contractual or practical limitations, the BHVAC segment recognizes revenue at the time control is transferred to the customer, generally the independent distributor, based upon shipping terms, which is generally upon shipment.

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

Disaggregation of Revenue
The table below presents revenue to external customers for each of the Company’s business segments by primary end market, by geographic location and based upon the timing of revenue recognition:

	Year ended March 31, 2019
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$542.8	$-	$-	$542.8
Commercial vehicle	387.6	-	-	387.6
Off-highway	314.1	-	-	314.1
Commercial HVAC&R	-	506.3	167.7	674.0
Data center cooling	-	145.7	41.3	187.0
Industrial cooling	-	47.8	-	47.8
Other	107.2	7.8	3.4	118.4
Net sales	$1,351.7	$707.6	$212.4	$2,271.7

Geographic location:
Americas	$613.7	$413.6	$124.9	$1,152.2
Europe	538.2	244.8	87.5	870.5
Asia	199.8	49.2	-	249.0
Net sales	$1,351.7	$707.6	$212.4	$2,271.7

Timing of revenue recognition:
Products transferred at a point in time	$1,308.5	$571.1	$212.4	$2,092.0
Products transferred over time	43.2	136.5	-	179.7
Net sales	$1,351.7	$707.6	$212.4	$2,271.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2019	March 31, 2018
Contract assets	$22.6	$13.5
Contract liabilities	4.0	6.8

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $9.1 million increase in contract assets during fiscal 2019 was primarily related to contract assets totaling $7.4 million as of March 31, 2019 for revenue recognized over time, which were recorded as a result of the Company’s adoption of the new revenue recognition accounting guidance, and customer-owned tooling contracts, under which more costs were capitalized than reimbursed.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $2.8 million decrease in contract liabilities during fiscal 2019 was primarily due to the Company’s satisfaction of performance obligations under customer contracts for which payment had been received in advance.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Impacts of Adopting New Accounting Guidance
The impacts from the adoption of the new revenue recognition guidance to the Company’s consolidated statement of operations for the year ended March 31, 2019 and its consolidated balance sheet as of March 31, 2019 were as follows:

	Year ended March 31, 2019
	As Reported	Impact of New Accounting Guidance	Results Without Impact of New Accounting Guidance
Net sales	$2,212.7	$(4.4)	$2,208.3
Net earnings attributable to Modine	84.8	(2.0)	82.8

Net earnings per share attributable to Modine shareholders:
Basic	$1.67	$(0.04)	$1.63
Diluted	1.65	(0.04)	1.61

	March 31, 2019
	As Reported	Impact of New Accounting Guidance	Balances Without Impact of New Accounting Guidance
ASSETS
Inventories	$200.7	$3.8	$204.5
Other current assets	65.8	(7.4)	58.4
Deferred income taxes	97.1	0.6	97.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$8.2	$(0.3)	$7.9
Retained earnings	472.1	(2.7)	469.4

Note 4:	Fair Value Measurements

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $6.0 million and $5.8 million as of March 31, 2019 and 2018, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 17.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2019
	Level 1	Level 2	Total

Money market investments	$-	$3.9	$3.9
Corporate bonds	-	9.4	9.4
Pooled equity funds	27.7	-	27.7
U.S. government and agency securities	-	12.3	12.3
Other	0.1	0.9	1.0
Fair value excluding investments measured at net asset value	27.8	26.5	54.3
Investments measured at net asset value			100.8
Total fair value			$155.1

	March 31, 2018
	Level 1	Level 2	Total

Money market investments	$-	$11.4	$11.4
Common stocks	9.4	2.6	12.0
Corporate bonds	-	9.7	9.7
Pooled equity funds	64.4	-	64.4
Pooled fixed-income funds	27.3	-	27.3
U.S. government and agency securities	-	16.2	16.2
Other	0.2	1.7	1.9
Fair value excluding investment measured at net asset value	101.3	41.6	142.9
Investment measured at net asset value			14.8
Total fair value			$157.7

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of common stocks, pooled equity funds and pooled fixed-income funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of certain common stocks, corporate bonds and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2019 and 2018, the Company held no Level 3 assets within its pension plans.

As a practical expedient, the Company valued certain investments, including pooled equity, fixed-income and real estate funds, using their net asset value (NAV) per unit, and therefore, has not classified these investments within the fair value hierarchy.  The increase in investments valued at NAV in fiscal 2019 was associated with the Company’s revised target asset allocations for its U.S. pension plan; see Note 18 for additional information.  The terms and conditions for redemptions vary for the investments valued at NAV.  The real estate investment fund may be redeemed at any time with a 90-day notice period.  Other investments valued at NAV do not have restrictive redemption frequency or notice period requirements.  The Company does not intend to sell or otherwise dispose of these investments at prices different than the NAV per unit.

Note 5:	Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2019 were issued under the Company’s 2017 Incentive Compensation Plan.  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2019, approximately 2.7 million shares authorized under the 2017 Incentive Compensation Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $7.9 million, $9.5 million, and $7.4 million in fiscal 2019, 2018, and 2017, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Stock Options:  The Company recorded $1.2 million, $1.2 million, and $1.1 million of compensation expense related to stock options in fiscal 2019, 2018, and 2017, respectively.  The fair value of stock options that vested during fiscal 2019, 2018, and 2017 was $1.2 million, $1.2 million, and $1.0 million, respectively.  As of March 31, 2019, the total compensation expense not yet recognized related to non-vested stock options was $2.2 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.6 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2019	2018	2017
Fair value of options	$7.81	$7.30	$4.60
Expected life of awards in years	6.3	6.4	6.4
Risk-free interest rate	2.8%	1.9%	1.4%
Expected volatility of the Company’s stock	39.7%	44.3%	45.5%
Expected dividend yield on the Company’s stock	0.0%	0.0%	0.0%

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

A summary of stock option activity for fiscal 2019 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.2	$11.16
Granted	0.2	17.90
Exercised	(0.1)	9.93
Forfeited or expired	(0.1)	14.51
Outstanding, ending	1.2	$12.24	5.5	$3.3

Exercisable, March 31, 2019	0.8	$10.59	4.0	$2.9

The aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2019 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.  The aggregate intrinsic value is not recorded for financial statement purposes, and this value will change based upon daily changes in the price of Modine’s common shares.

Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2019	2018	2017
Intrinsic value of stock options exercised	$0.7	$4.9	$0.5
Proceeds from stock options exercised	1.1	4.3	0.9

Restricted Stock:  The Company recorded $4.3 million, $3.9 million, and $3.8 million of compensation expense related to restricted stock in fiscal 2019, 2018, and 2017, respectively.  The fair value of restricted stock awards that vested during fiscal 2019, 2018, and 2017 was $4.3 million, $3.9 million, and $4.0 million, respectively.  At March 31, 2019, the Company had $5.3 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.5 years.  The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  The restricted stock awards vest 25 percent annually for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

A summary of restricted stock activity for fiscal 2019 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning	0.6	$12.24
Granted	0.3	17.72
Vested	(0.3)	13.75
Forfeited	(0.1)	15.03
Non-vested balance, ending	0.5	$14.95

Restricted Stock – Performance-Based Shares:  The Company recorded $2.4 million, $4.4 million, and $2.5 million of compensation expense related to performance-based stock awards in fiscal 2019, 2018, and 2017, respectively.  At March 31, 2019, the Company had $2.4 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.5 years.  The Company values performance-based stock awards using the closing market price of its common shares on the date of grant.

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded after the end of that three-year performance period, if the performance targets have been achieved.  The performance components of the program initiated in fiscal 2019 is based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.  The performance components of the programs initiated in fiscal 2018 and 2017 were based upon both a target three-year average consolidated return on capital employed and a target three-year average annual revenue growth at the end of a three-year performance period.

Note 6:	Restructuring Activities

During fiscal 2019, restructuring and repositioning expenses primarily resulted from targeted headcount reductions in Europe and the Americas within the VTS segment.  These headcount reductions support the Company’s objective to reduce operational and SG&A cost structures at certain locations.  In addition, the Company is in process of transferring product lines associated with the merger of its North American coils business into the CIS segment, in order to accelerate operational improvements and organizational efficiencies.

During fiscal 2018, the Company ceased production at its Gailtal, Austria manufacturing facility, primarily to reduce excess capacity and lower manufacturing costs in Europe.  As a result of this facility closure, the Company recorded $8.3 million of restructuring expenses within the CIS segment.  These restructuring expenses primarily related to employee severance and related benefits.  Fiscal 2018 restructuring activities also included plant consolidation activities, targeted headcount reductions, and certain product line transfers in Europe within the VTS segment.  In addition, the Company recorded restructuring expenses associated with the discontinuance of its geothermal product line within the BHVAC segment.

During fiscal 2017, the Company completed a voluntary retirement program for certain U.S. salaried employees and implemented targeted headcount reductions at several locations, both in support of its objective to reduce operational and SG&A cost structures.  Also during fiscal 2017, the Company completed the transfer of production from its Washington, Iowa manufacturing facility, which was closed and sold, to other VTS segment manufacturing facilities in North America.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2019	2018	2017
Employee severance and related benefits	$8.7	$13.0	$5.3
Other restructuring and repositioning expenses	0.9	3.0	5.6
Total	$9.6	$16.0	$10.9

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2019	2018
Beginning balance	$11.0	$6.5
Additions	8.7	13.0
Payments	(9.1)	(9.4)
Effect of exchange rate changes	(0.6)	0.9
Ending balance	$10.0	$11.0

During fiscal 2018, the Company recorded a $1.3 million asset impairment charge as a result of the closure of the CIS Austrian facility.  During fiscal 2019, the Company recorded an additional $0.4 million asset impairment charge related to this closed facility to reduce its carrying value to its current estimated fair value, less costs to sell.

During fiscal 2017, the Company sold three previously-closed manufacturing facilities within its VTS segment for cash proceeds totaling $5.4 million.  As a result of the facility sales, the Company recorded net gains totaling $2.0 million.

Note 7:	Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2019	2018	2017
Equity in earnings of non-consolidated affiliate	$0.7	$0.2	$0.1
Interest income	0.4	0.4	0.4
Foreign currency transactions (a)	(2.3)	(0.6)	(1.9)
Net periodic benefit cost (b)	(2.9)	(3.3)	(2.9)
Total other expense - net	$(4.1)	$(3.3)	$(4.3)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on foreign currency exchange contracts.

(b)	Represents net periodic benefit cost, exclusive of service cost, for the Company’s pension and postretirement plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 8:	Income Taxes

The U.S. and foreign components of earnings before income taxes and the benefit or provision for income taxes consisted of the following:

	Years ended March 31,
	2019	2018	2017
Components of earnings (loss) before income taxes:
United States	$22.4	$2.5	$(8.6)
Foreign	58.4	60.8	29.4
Total earnings before income taxes	$80.8	$63.3	$20.8

Income tax (benefit) provision:
Federal:
Current	$(20.4)	$11.6	$0.1
Deferred	(4.2)	23.3	(3.8)
State:
Current	0.7	(0.3)	0.3
Deferred	1.9	2.0	(0.2)
Foreign:
Current	19.0	16.1	10.1
Deferred	(2.1)	(13.2)	(0.6)
Total income tax (benefit) provision	$(5.1)	$39.5	$5.9

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

The Tax Act included a new provision designed to tax global intangible low taxed income (“GILTI”) starting in fiscal 2019.  The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2019	2018	2017
Statutory federal tax	21.0%	31.5%	35.0%
State taxes, net of federal benefit	3.6	2.9	(3.3)
Taxes on non-U.S. earnings and losses	3.9	(3.8)	(3.5)
Valuation allowances	4.0	(5.6)	1.2
Tax credits	(26.1)	(17.3)	(9.0)
Compensation	(0.1)	(0.8)	2.9
Tax rate or law changes	(12.0)	60.1	(2.5)
Uncertain tax positions, net of settlements	0.4	(0.8)	5.6
Notional interest deductions	(2.5)	(3.2)	(8.8)
Dividend repatriation	1.6	0.2	7.1
Other	(0.1)	(0.8)	3.7
Effective tax rate	(6.3%)	62.4%	28.4%

During fiscal 2019, the Company recorded income tax benefits totaling $7.7 million related to the Tax Act, as discussed above; recorded income tax benefits totaling $14.5 million as a result of amending previous-year tax returns to recognize foreign tax credits that are expected to be realized based upon future sources of income; and recorded a $2.5 million income tax benefit related to a manufacturing deduction in the United States.  Also in fiscal 2019, the Company changed its determination of whether it was more likely than not certain deferred tax assets of two separate subsidiaries in a foreign jurisdiction would be realized and, as a result, adjusted the respective valuation allowances and recorded an income tax benefit totaling $1.0 million.  In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $4.3 million related to other tax jurisdictions and recorded a $2.2 million income tax benefit associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations.

During fiscal 2018, the Company recorded provisional charges totaling $38.0 million related to the Tax Act, as discussed above, and recognized a $9.0 million Hungarian development tax credit.  Also in fiscal 2018, the Company reversed a portion of the valuation allowance on certain deferred tax assets in a foreign jurisdiction after determining it was more likely than not these assets would be realized, and, as a result, recorded an income tax benefit of $2.8 million.  In addition, the Company recorded a $1.8 million income tax benefit in fiscal 2018 associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$0.2	$0.3
Inventories	3.4	4.1
Plant and equipment	1.8	2.3
Pension and employee benefits	32.7	36.0
Net operating and capital losses	73.5	102.5
Credit carryforwards	60.3	36.7
Other, principally accrued liabilities	10.0	9.9
Total gross deferred tax assets	181.9	191.8
Less: valuation allowances	(43.4)	(48.9)
Net deferred tax assets	138.5	142.9

Deferred tax liabilities:
Plant and equipment	15.1	17.6
Goodwill	4.8	5.2
Intangible assets	28.8	32.4
Other	0.9	0.7
Total gross deferred tax liabilities	49.6	55.9
Net deferred tax assets	$88.9	$87.0

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2019	2018
Beginning balance	$13.6	$14.2
Gross increases - tax positions in prior period	1.6	0.8
Gross decreases - tax positions in prior period (a)	(0.2)	(1.2)
Gross increases - due to acquisition	-	1.4
Gross increases - tax positions in current period	1.1	0.5
Settlements	(0.1)	(0.3)
Lapse of statute of limitations	(2.2)	(1.8)
Ending balance	$13.8	$13.6

(a)	Fiscal 2018 includes $1.0 million related to the reduction of the U.S. federal corporate tax rate as a result of the Tax Act.

The Company’s liability for unrecognized tax benefits as of March 31, 2019 was $13.8 million, and if recognized, $12.2 million would have an effective tax rate impact.  The Company estimates a $0.2 million decrease in unrecognized tax benefits during fiscal 2020 due to lapses in statutes of limitations and settlements.  If recognized, these reductions would not have a significant impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2019 and 2018, interest and penalties included within income tax expense in the consolidated statements of operations were not significant.  At March 31, 2019 and 2018, accrued interest and penalties totaled $1.1 million and $1.0 million, respectively.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2019, the Company was under income tax examination in a number of jurisdictions.  The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2011 - Fiscal 2018
Italy	Calendar 2014 - Fiscal 2018
United States	Fiscal 2016 - Fiscal 2018

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

At March 31, 2019, the Company had federal and state tax credits of $60.0 million that, if not utilized against U.S. taxes, will expire between fiscal 2020 and 2039.  The Company also had state and local tax loss carryforwards totaling $129.5 million that, if not utilized against state apportioned taxable income, will expire between fiscal 2020 and 2039.  In addition, the Company had tax loss and foreign attribute carryforwards totaling $351.6 million in various tax jurisdictions throughout the world.  Certain of the carryforwards in the U.S. and in foreign jurisdictions are offset by valuation allowances.  If not utilized against taxable income, $9.7 million of these carryforwards will expire between fiscal 2020 and 2034, and $341.9 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

The Company’s practice and intention is to reinvest, with certain insignificant exceptions, the earnings of its non-U.S. subsidiaries outside of the U.S., and therefore, the Company has not recorded foreign withholding taxes or deferred income taxes for these earnings.  The Company has estimated the net amount of unrecognized foreign withholding tax and deferred tax liabilities would total approximately $7.0 million if the accumulated foreign earnings were distributed; however, the actual tax cost would be dependent on circumstances existing when remittance occurs.

Note 9:	Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2019	2018	2017
Basic Earnings Per Share:
Net earnings attributable to Modine	$84.8	$22.2	$14.2
Less: Undistributed earnings attributable to unvested shares	(0.4)	(0.2)	(0.2)
Net earnings available to Modine shareholders	$84.4	$22.0	$14.0

Weighted-average shares outstanding - basic	50.5	49.9	47.8

Net earnings per share - basic	$1.67	$0.44	$0.29

Diluted Earnings Per Share:
Net earnings attributable to Modine	$84.8	$22.2	$14.2
Less: Undistributed earnings attributable to unvested shares	(0.2)	(0.1)	(0.1)
Net earnings available to Modine shareholders	$84.6	$22.1	$14.1

Weighted-average shares outstanding - basic	50.5	49.9	47.8
Effect of dilutive securities	0.8	1.0	0.5
Weighted-average shares outstanding - diluted	51.3	50.9	48.3

Net earnings per share - diluted	$1.65	$0.43	$0.29

For fiscal 2019, 2018 and 2017, the calculation of diluted earnings per share excluded 0.4 million, 0.2 million, and 0.8 million stock options, respectively, because they were anti-dilutive.

Note 10:	Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2019	2018
Cash and cash equivalents	$41.7	$39.3
Restricted cash	0.5	1.0
Total cash, cash equivalents and restricted cash	$42.2	$40.3

Restricted cash, which is reported within other noncurrent assets on the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 11:	Inventories

Inventories consisted of the following:

	March 31,
	2019	2018
Raw materials	$122.8	$114.4
Work in process	32.2	34.8
Finished goods	45.7	42.1
Total inventories	$200.7	$191.3

Note 12:	Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2019	2018
Land	$20.7	$22.6
Buildings and improvements (10-40 years)	285.9	295.6
Machinery and equipment (3-15 years)	848.7	840.8
Office equipment (3-10 years)	92.0	93.0
Construction in progress	57.4	50.2
	1,304.7	1,302.2
Less: accumulated depreciation	(820.0)	(797.9)
Net property, plant and equipment	$484.7	$504.3

Depreciation expense totaled $67.9 million, $67.0 million, and $54.2 million for fiscal 2019, 2018, and 2017, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses.  For fiscal 2019, 2018, and 2017, losses related to the disposal of property, plant and equipment totaled $0.9 million, $0.7 million, and $0.4 million, respectively.

Note 13:	Investment in Affiliate

The Company owns 50 percent of Nikkei Heat Exchanger Company, Ltd. (“NEX”).  The Company accounts for its investment in this non-consolidated affiliate using the equity method.  At March 31, 2019 and 2018, the Company included its investment in NEX of $3.8 million and $3.6 million, respectively, within other noncurrent assets on the consolidated balance sheets.  At March 31, 2019, the investment in NEX is equal to the Company’s investment in the underlying net assets.

The Company reports its equity in earnings from NEX within other income and expense in the consolidated statements of operations, using a one-month reporting delay.  The Company’s share of NEX’s earnings for fiscal 2019, 2018, and 2017 was $0.7 million, $0.2 million, and $0.1 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 14:	Intangible Assets

Intangible assets consisted of the following:

	March 31, 2019			March 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.5	$(9.1)	$52.4	$64.2	$(5.7)	$58.5
Trade names	58.9	(13.5)	45.4	60.6	(10.8)	49.8
Acquired technology	23.9	(5.5)	18.4	25.2	(3.6)	21.6
Total intangible assets	$144.3	$(28.1)	$116.2	$150.0	$(20.1)	$129.9

The Company recorded $9.0 million, $9.7 million, and $4.1 million of amortization expense during fiscal 2019, 2018, and 2017, respectively.  The Company estimates that it will record $9.0 million of amortization expense in fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2024.

During fiscal 2018, the BHVAC segment discontinued its geothermal product line and, as a result, recorded a $1.2 million impairment for acquired technology intangible assets it will no longer use.  Annual revenue for this discontinued product line was less than $1.0 million.

Note 15:	Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	VTS	CIS	BHVAC	Total
Balance, March 31, 2017	$0.5	$150.9	$13.7	$165.1
Acquired goodwill (a)	-	1.3	-	1.3
Effect of exchange rate changes	-	6.1	1.3	7.4
Balance, March 31, 2018	0.5	158.3	15.0	173.8
Effect of exchange rate changes	-	(4.4)	(0.9)	(5.3)
Balance, March 31, 2019	$0.5	$153.9	$14.1	$168.5

(a)	Represents measurement-period adjustments related to the Company’s acquisition of Luvata HTS. See Note 2 for additional information about this acquisition.

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  The Company conducted its annual assessment for goodwill impairment during the fourth quarter of fiscal 2019 for the reporting units within its VTS, CIS, and BHVAC segments, by applying a fair value-based test, and determined that the fair value of its reporting units exceeded their respective book values.

At both March 31, 2019 and 2018, accumulated goodwill impairment losses totaled $40.3 million within the VTS segment.

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

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2019	2018
Beginning balance	$9.3	$10.0
Warranties recorded at time of sale	5.5	6.7
Adjustments to pre-existing warranties	2.2	(0.8)
Adjustments due to acquisition (a)	-	(1.0)
Settlements	(7.3)	(6.2)
Effect of exchange rate changes	(0.5)	0.6
Ending balance	$9.2	$9.3

(a)
During fiscal 2018, the Company decreased its liability for product warranties by $1.0 million as a result of measurement-period adjustments made in connection with purchase accounting for the acquisition of Luvata HTS.  See Note 2 for additional information about this acquisition.

Operating leases: The Company leases various facilities and equipment under operating leases.  Rental expense for these leases totaled $19.3 million, $18.5 million, and $12.8 million in fiscal 2019, 2018, and 2017, respectively.

Future minimum rental commitments at March 31, 2019 under non-cancelable operating leases were as follows:

Fiscal Year
2020	$14.2
2021	12.4
2022	9.1
2023	7.1
2024	4.7
2025 and beyond	22.9
Total	$70.4

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2019 was not material.

Commitments: At March 31, 2019, the Company had capital expenditure commitments of $23.6 million.  Significant commitments include tooling and equipment expenditures for new and renewal programs with customers in the VTS segment.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 17:	Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	March 31, 2019	March 31, 2018

Term loans	2022	$238.4	$267.8
6.8% Senior Notes	2021	85.0	101.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	-	14.3	12.8
		387.7	431.6
Less: current portion		(48.6)	(39.9)
Less: unamortized debt issuance costs		(4.0)	(5.4)
Total long-term debt		$335.1	$386.3

(a)	Other long-term debt includes borrowings by foreign subsidiaries, capital lease obligations and other financing-type obligations.

Long-term debt matures as follows:

Fiscal Year
2020	$48.6
2021	101.3
2022	187.4
2023	8.8
2024	8.8
2025 & beyond	32.8
Total	$387.7

The Company maintains a credit agreement with a syndicate of banks that provides for both U.S. dollar- and euro-denominated term loan facilities and a multi-currency $175.0 million revolving credit facility expiring in November 2021.  Based upon the terms of the credit agreement and currency denomination, borrowings under both the term loans and revolving credit facility bear interest at a variable rate, primarily either the London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”), plus 137.5 to 250 basis points depending on the Company’s leverage ratio, as described below.  At March 31, 2019, the weighted-average interest rates for the outstanding term loans and the revolving credit facility borrowings were 3.3 percent and 3.7 percent, respectively.

At March 31, 2019 and 2018, the Company reported its revolving credit facility borrowings of $47.1 million and $21.3 million, respectively, as short-term debt on the consolidated balance sheets.  At March 31, 2019, domestic letters of credit totaled $4.3 million, resulting in available borrowings under the Company’s revolving credit facility of $123.6 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at March 31, 2019 and 2018 of $18.9 million and $31.9 million, respectively.

Provisions in the Company’s credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, as specified in the credit agreement, the term loans may require prepayments in the event the Company’s annual excess cash flow exceeds defined levels, depending upon the Company’s leverage ratio, or in the event of certain asset sales.  The Company is also subject to leverage ratio covenants, the most restrictive of which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2019.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of March 31, 2019 and 2018, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $137.2 million and $153.1 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 4 for the definition of a Level 2 fair value measurement.

Note 18:	Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation for participants.  The Company’s expense for defined contribution employee benefit plans during fiscal 2019, 2018, and 2017 was $6.4 million, $5.2 million, and $4.7 million, respectively.

In addition, the Company maintains non-qualified deferred compensation plans for eligible employees, and various non-U.S. subsidiaries have government-required defined contribution plans in place, under which they contribute a percentage of employee earnings into accounts, consistent with local laws.

Statutory Termination Plans:

Certain non-U.S. subsidiaries have statutory termination indemnity plans covering eligible employees.  The benefits under these plans are based upon years of service and final average compensation levels or a monthly retirement benefit amount.  These programs are substantially unfunded in accordance with local laws.

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

The Company contributed $8.0 million, $13.4 million, and $8.1 million to its U.S. pension plans during fiscal 2019, 2018, and 2017, respectively.  In addition, the Company contributed $5.9 million, $2.6 million, and $1.4 million to its non-U.S. pension plans during fiscal 2019, 2018, and 2017, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans during fiscal 2019, 2018, and 2017 was $0.3 million, $0.2 million, and $0.3 million, respectively.

Measurement date:  The Company uses March 31 as the measurement date for its pension and postretirement plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$273.6	$269.8
Service cost	0.5	0.5
Interest cost	9.6	9.9
Actuarial loss	1.7	4.4
Benefits paid	(22.8)	(16.9)
Curtailment gain (a)	-	(0.3)
Effect of exchange rate changes	(3.8)	6.2
Benefit obligation at end of year	$258.8	$273.6

Change in plan assets:
Fair value of plan assets at beginning of year	$157.7	$148.2
Actual return on plan assets	6.3	10.4
Benefits paid	(22.8)	(16.9)
Employer contributions	13.9	16.0
Fair value of plan assets at end of year	$155.1	$157.7
Funded status at end of year	$(103.7)	$(115.9)

Amounts recognized in the consolidated balance sheets:
Current liability	$(2.0)	$(6.3)
Noncurrent liability	(101.7)	(109.6)
	$(103.7)	$(115.9)

(a)
During fiscal 2018, the Company recorded a pension curtailment gain associated with the closure of a manufacturing facility in Austria (CIS segment).  See Note 6 for additional information regarding the closure of this facility.

As of March 31, 2019, 2018, and 2017, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $36.5 million, $43.4 million, and $39.3 million respectively.  In fiscal 2019, the $6.9 million decrease primarily resulted from employer contributions of $5.9 million for benefits paid to plan participants during the year and the impact of foreign currency exchange rate changes, partially offset by service and interest cost totaling $1.1 million.  In fiscal 2018, the $4.1 million increase primarily resulted from the impact of foreign currency exchange rate changes and service and interest cost totaling $1.3 million, partially offset by $2.6 million of benefits paid to plan participants.

The accumulated benefit obligation for pension plans was $256.9 million and $271.8 million as of March 31, 2019 and 2018, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $159.1 million and $157.9 million as of March 31, 2019 and 2018, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$0.5	$0.5	$0.6
Interest cost	9.6	9.9	9.8
Expected return on plan assets	(12.3)	(11.9)	(12.3)
Amortization of net actuarial loss	5.6	5.6	5.6
Settlements (a)	0.2	0.3	-
Curtailment gain (a)	-	(0.3)	-
Net periodic benefit cost	$3.6	$4.1	$3.7

Other changes in benefit obligation recognized in other comprehensive income (loss):
Net actuarial loss	$(7.7)	$(5.8)	$(1.0)
Amortization of net actuarial loss	5.8	5.9	5.6
Total recognized in other comprehensive income (loss)	$(1.9)	$0.1	$4.6

(a)	The settlement charges and curtailment gain resulted from activity associated with the Company’s non-U.S. pension plans.

The Company amortized $5.6 million of net actuarial loss in fiscal 2019, 2018, and 2017.  In each of these years, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans.  The Company estimates $6.0 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2020.  The fiscal 2020 estimated amortization includes less than $1.0 million related to the Company’s non-U.S. pension plans.

The Company used a discount rate of 4.0% as of both March 31, 2019 and 2018 for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 1.4% and 1.7% as of March 31, 2019 and 2018, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 4.0%, 4.1%, and 4.1% to determine its costs under its U.S. pension plans for fiscal 2019, 2018, and 2017, respectively.  The Company used a weighted-average discount rate of 1.9%, 1.9%, and 1.7% to determine its costs under its non-U.S. pension plans for fiscal 2019, 2018, and 2017, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations were as follows:

	March 31, 2019		March 31, 2018
	Target allocation	Plan assets	Target allocation	Plan assets
Equity securities	65%	66%	60%	58%
Debt securities	21%	19%	38%	38%
Real estate investments	13%	12%	-	-
Cash and cash equivalents	1%	3%	2%	4%
	100%	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2019 and 2018, the Company’s pension plans did not directly own shares of Modine common stock.

The Company employs a total return investment approach, whereby a mix of investments are used to maximize the long-term growth of principal, while avoiding excessive risk.  The Company has established pension plan guidelines based upon an evaluation of market conditions, tolerance for risk and cash requirements for benefit payments.  The Company measures and monitors investment risk on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2019, 2018, and 2017 U.S. pension plan expense, the expected rate of return on plan assets was 7.5 percent, 7.5 percent and 8.0 percent, respectively.  For fiscal 2020 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 7.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to contribute approximately $3.0 million to these plans during fiscal 2020.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2020	$16.0
2021	16.0
2022	16.4
2023	16.4
2024	16.6
2025-2029	82.0

Note 19:	Derivative Instruments

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

Commodity derivatives:  The Company periodically enters into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices of these commodities.  In fiscal 2019 and 2018, the Company designated certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, the Company records unrealized gains and losses related to the change in the fair value of the contracts in accumulated other comprehensive income (loss) (“AOCI”) within shareholders’ equity and subsequently recognizes the gains and losses within cost of sales as the underlying inventory is sold.  The Company did not designate commodity contracts entered into in fiscal 2017 for hedge accounting.  Accordingly, unrealized gains and losses on those contracts were recorded within cost of sales.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  In fiscal 2019 and 2018, the Company designated certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, the Company records unrealized gains and losses related to the change in the fair value of the contracts in AOCI within shareholders’ equity and subsequently recognizes the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  The Company has not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, the Company records unrealized gains and losses related to changes in fair value in other income and expense.  Gains and losses on these foreign currency contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2019	March 31, 2018
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$0.6	$0.1
Commodity derivatives	Other current liabilities	0.3	-
Foreign exchange contracts	Other current assets	0.2	0.1

Derivatives not designated as hedges:
Commodity derivatives	Other current liabilities	$-	$0.2
Foreign exchange contracts	Other current assets	-	0.2
Foreign exchange contracts	Other current liabilities	0.5	0.6

The amounts associated with derivative financial instruments that the Company designated for hedge accounting were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2019	2018	2017	Location	2019	2018	2017
Commodity derivatives	$(0.3)	$0.2	$-	Cost of sales	$(0.4)	$-	$-
Foreign exchange contracts	(0.4)	0.1	-	Net sales	(0.4)	0.1	-
Foreign exchange contracts	1.0	-	-	Cost of sales	0.6	-	-
Total gains (losses)	$0.3	$0.3	$-		$(0.2)	$0.1	$-

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

		Years ended March 31,
	Statement of Operations Location	2019	2018	2017
Commodity derivatives	Cost of sales	$-	$0.4	$0.5
Foreign exchange contracts	Net sales	(0.7)	(0.1)	-
Foreign exchange contracts	Other income (expense) - net	(0.3)	(0.5)	1.3
Total gains (losses)		$(1.0)	$(0.2)	$1.8

Note 20:	Contingencies and Litigation

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

Credit Risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world.  In fiscal 2019, 2018, and 2017, two VTS segment customers each accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers were 50 percent, 48 percent, and 54 percent of total sales in fiscal 2019, 2018, and 2017, respectively.  At March 31, 2019 and 2018, 38 percent and 36 percent, respectively, of the Company’s trade accounts receivable were due from the Company’s top ten customers.  These customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets, which are influenced by similar market and general economic factors.  Collateral or advanced payments are generally not required.  The Company has not experienced significant credit losses to customers in the markets served.

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

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $18.9 million and $16.7 million at March 31, 2019 and 2018, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

Note 21:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2018	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive income (loss) before reclassifications	(37.9)	(7.1)	0.3	(44.7)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.4	-	5.4
Foreign currency translation losses (b)	0.8	-	-	0.8
Realized losses - net (c)	-	-	0.2	0.2
Income taxes	-	0.3	(0.1)	0.2
Total other comprehensive income (loss)	(37.1)	(1.4)	0.4	(38.1)

Balance, March 31, 2019	$(42.6)	$(136.3)	$0.5	$(178.4)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2017	$(46.8)	$(135.0)	$-	$(181.8)

Other comprehensive income (loss) before reclassifications	41.3	(5.7)	0.3	35.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.6	-	5.6
Realized gains - net (c)	-	-	(0.1)	(0.1)
Income taxes	-	0.2	(0.1)	0.1
Total other comprehensive income	41.3	0.1	0.1	41.5

Balance, March 31, 2018	$(5.5)	$(134.9)	$0.1	$(140.3)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 18 for additional information about the Company’s pension plans.

(b)
As a result of the sale of a business in South Africa during fiscal 2019, the Company wrote-off $0.8 million of accumulated foreign currency translation losses.  See Note 1 for additional information about this transaction.

(c)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings. See Note 19 for additional information regarding derivative instruments.

Note 22:	Segment and Geographic Information

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

Effective April 1, 2018, the Company formed the VTS segment by combining its Americas, Europe, and Asia operations to enable it to operate as a more global, product-based organization.  The Company also merged its Americas coils business into the CIS segment to accelerate operational improvements and organizational efficiencies.  The Company began reporting financial results for its new segments beginning in fiscal 2019.  Segment financial information for fiscal 2018 and 2017 has been recast to conform to the fiscal 2019 presentation.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The Company’s VTS segment represents its vehicular business and primarily serves the automotive, commercial vehicle, and off-highway markets.  In addition, the VTS segment serves the automotive and commercial vehicle aftermarket in Brazil.  The Company’s CIS segment provides coils, coolers, and coating solutions to customers throughout the world.  The Company’s BHVAC segment provides heating, ventilating and air conditioning products to customers throughout the world.

Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

The following is a summary of net sales, gross profit, and operating income by segment:

	Year ended March 31, 2019
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,298.9	$52.8	$1,351.7
CIS	704.7	2.9	707.6
BHVAC	209.1	3.3	212.4
Segment total	2,212.7	59.0	2,271.7
Corporate and eliminations	-	(59.0)	(59.0)
Net sales	$2,212.7	$-	$2,212.7

	Year ended March 31, 2018
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,239.3	$56.4	$1,295.7
CIS	674.4	1.3	675.7
BHVAC	189.4	1.8	191.2
Segment total	2,103.1	59.5	2,162.6
Corporate and eliminations	-	(59.5)	(59.5)
Net sales	$2,103.1	$-	$2,103.1

	Year ended March 31, 2017
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,099.9	$52.3	$1,152.2
CIS	231.5	0.3	231.8
BHVAC	171.6	-	171.6
Segment total	1,503.0	52.6	1,555.6
Corporate and eliminations	-	(52.6)	(52.6)
Net sales	$1,503.0	$-	$1,503.0

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	Years ended March 31,
	2019		2018		2017
Gross profit:	$’s	% of sales	$’s	% of sales	$’s	% of sales
VTS	$186.9	13.8%	$201.0	15.5%	$182.0	15.8%
CIS	114.9	16.2%	97.8	14.5%	32.2	13.9%
BHVAC	63.4	29.9%	58.0	30.3%	47.8	27.8%
Segment total	365.2	16.1%	356.8	16.5%	262.0	16.8%
Corporate and eliminations (a)	0.3	-	(0.3)	-	(7.6)	-
Gross profit	$365.5	16.5%	$356.5	17.0%	$254.4	16.9%

	Years ended March 31,
Operating income:	2019	2018	2017
VTS	$64.8	$84.2	$68.4
CIS	53.4	28.5	10.9
BHVAC	26.9	20.3	13.2
Segment total	145.1	133.0	92.5
Corporate and eliminations (a)	(35.4)	(40.8)	(50.2)
Operating income	$109.7	$92.2	$42.3

(a)
During fiscal 2018 and 2017, the Company recorded $4.3 million and $14.8 million, respectively, of costs incurred directly related to the acquisition and integration of Luvata HTS within SG&A expenses at Corporate.  During fiscal 2017, the Company recorded $4.3 million in cost of sales related to an inventory purchase accounting adjustment at Corporate, as the impact was excluded from the Company’s measure of segment operating performance.  In addition, the operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance.

The following is a summary of total assets by segment:

	March 31,
	2019	2018
VTS	$749.9	$754.8
CIS	604.2	630.2
BHVAC	89.4	88.1
Corporate and eliminations	94.5	100.3
Total assets	$1,538.0	$1,573.4

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2019	2018	2017
VTS	$56.2	$61.4	$59.5
CIS	16.4	9.0	3.4
BHVAC	1.3	0.6	1.5
Total capital expenditures	$73.9	$71.0	$64.4

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

	Years ended March 31,
Depreciation and amortization expense:	2019	2018	2017
VTS	$49.5	$48.2	$46.2
CIS	23.9	24.3	7.9
BHVAC	3.5	4.2	4.2
Total depreciation and amortization expense	$76.9	$76.7	$58.3

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2019	2018	2017
United States	$1,032.3	$911.4	$657.8
Italy	217.3	211.5	94.4
China	172.1	156.0	73.7
Hungary	165.6	153.9	145.6
Germany	123.1	132.6	130.1
Austria	116.2	151.7	125.2
Other	386.1	386.0	276.2
Net sales	$2,212.7	$2,103.1	$1,503.0

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2019	2018
United States	$117.7	$121.5
China	57.6	49.6
Mexico	56.3	49.4
Hungary	55.3	59.3
Italy	52.4	62.0
Austria	36.9	42.8
Germany	32.8	37.2
Other	75.7	82.5
Total property, plant and equipment	$484.7	$504.3

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

The following is a summary of net sales by end market:

	Years ended March 31,
	2019	2018	2017
Commercial HVAC&R	$674.0	$648.3	$323.8
Automotive	542.8	526.0	461.0
Commercial vehicle	387.6	381.7	382.5
Off-highway	314.1	271.2	202.8
Data center cooling	187.0	137.6	57.1
Industrial cooling	47.8	67.6	18.6
Other	59.4	70.7	57.2
Net sales	$2,212.7	$2,103.1	$1,503.0

Note 23:	Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data:

	Fiscal 2019 quarters ended
	June	Sept.	Dec.	March	Fiscal 2019

Net sales	$566.1	$548.9	$541.0	$556.7	$2,212.7
Gross profit	94.3	87.9	91.7	91.6	365.5
Net earnings (a)	22.5	38.7	18.3	6.4	85.9
Net earnings attributable to Modine (a)	22.0	38.5	18.0	6.3	84.8
Net earnings per share attributable to Modine shareholders:
Basic	$0.43	$0.76	$0.36	$0.12	$1.67
Diluted	0.43	0.75	0.35	0.12	1.65

	Fiscal 2018 quarters ended
	June	Sept.	Dec.	March	Fiscal 2018

Net sales	$515.5	$508.3	$512.7	$566.6	$2,103.1
Gross profit	88.5	86.1	85.4	96.5	356.5
Net earnings (loss) (b)	17.4	16.3	(27.9)	18.0	23.8
Net earnings (loss) attributable to Modine (b)	17.0	15.9	(28.3)	17.6	22.2
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.34	$0.32	$(0.57)	$0.35	$0.44
Diluted	0.34	0.31	(0.57)	0.34	0.43

(a)
During fiscal 2019, restructuring expenses totaled $0.2 million, $0.5 million, and $8.9 million for the quarters ended June 30, 2018, December 31, 2018, and March 31, 2019, respectively (see Note 6).  During the second quarter of fiscal 2019, the Company sold its South African business within the BHVAC segment and, as a result, recorded a loss of $1.7 million (see Note 1).  During the third quarter of fiscal 2019, the Company recorded a $0.4 million impairment charge related to a manufacturing facility in Austria (see Note 6).  The Company’s income tax benefit for fiscal 2019 includes net benefits of $24.4 million and net charges of $2.2 million in the second and third quarters, respectively, related to the Tax Act and the recognition of foreign tax credits (see Note 8).  During fiscal 2019, the Company adjusted its valuation allowances on deferred tax assets related to two separate subsidiaries in China and, as a result, recorded a $2.0 million income tax benefit and a $1.0 million income tax charge in the first and second quarters, respectively (see Note 8).

(b)
During fiscal 2018, restructuring expenses totaled $1.7 million, $0.4 million, $9.4 million, and $4.5 million for the quarters ended June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018, respectively (see Note 6).  During the third quarter of fiscal 2018, the Company recorded a $1.3 million asset impairment charge related to a manufacturing facility in Austria (see Note 6).  During the fourth quarter of fiscal 2018, the Company recorded a $1.2 million impairment charge related to intangible assets (see Note 14).  The Company recorded income tax charges totaling $35.7 million and $2.3 million during the third and fourth quarters of fiscal 2018, respectively, related to the Tax Act (see Note 8).  During the fourth quarter of fiscal 2018, the Company reversed a portion of a valuation allowance related to a foreign tax jurisdiction, and, as a result, recorded an income tax benefit of $2.8 million (see Note 8).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Modine Manufacturing Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the income tax effects of intra-entity transfers of assets other than inventory in 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 23, 2019

We have served as the Company’s auditor since 1935.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on July 25, 2019 (the “2019 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption “Information about our Executive Officers” in this Form 10-K.

Code of Conduct. The Company incorporates by reference the information appearing in the 2019 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company’s Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2019 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2019 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2019 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2019 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2019 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2019 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2019 Annual Meeting Proxy Statement under the caption “Independent Auditor’s Fees for Fiscal 2019 and 2018.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2019, 2018 and 2017	38
Consolidated Statements of Comprehensive Income for the years ended March 31, 2019, 2018 and 2017	39
Consolidated Balance Sheets at March 31, 2019 and 2018	40
Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017	41
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2019, 2018 and 2017	42
Notes to Consolidated Financial Statements	43-74
Report of Independent Registered Public Accounting Firm	75-76

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts	80

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

None.

MODINE MANUFACTURING COMPANY AND SUBSIDIARIES
(A Wisconsin Corporation)

SCHEDULE II ‑ VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2019, 2018 and 2017
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Balance at End of Period

2019: Valuation Allowance for Deferred Tax Assets	$48.9	$(1.6)	$(3.9)	(a)	$43.4

2018: Valuation Allowance for Deferred Tax Assets	$49.6	$(6.7)	$6.0	(a)	$48.9

2017: Valuation Allowance for Deferred Tax Assets	$50.8	$(0.3)	$(0.9)	(a)	$49.6

(a)	Foreign currency translation and other adjustments. The fiscal 2018 and 2017 amounts also included increases associated with the Company’s acquisition of Luvata HTS.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2019 ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description	Incorporated Herein By Referenced To	Filed Herewith

3.1	Amended and Restated Articles of Incorporation, as amended.	Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2018

3.2	Bylaws, as amended.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated February 20, 2019

4.1	Form of Stock Certificate of the Registrant.	Exhibit 4(a) to Form 10-K for the fiscal year ended March 31, 2003 (“2003 10-K”)

4.2	Amended and Restated Articles of Incorporation, as amended.	See Exhibit 3.1 hereto.

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
Exhibit 4.3 to August 30, 2013 8-K

4.11	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.12	Third Amended and Restated Credit Agreement dated as of November 15, 2016.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 2016 (“November 15, 2016 8-K”)

4.13	Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 15, 2016.	Exhibit 4.2 to November 15, 2016 8-K

4.14	Description of Registrant’s securities	Amendment No 1. to the Company’s Registration Statement on Form 8-A filed on July 17, 2008

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.6*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant’s Form 10-K for the fiscal year ended March 31, 2000

10.7*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.8*	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 17, 2014

10.9*	Form of Fiscal 2019 Modine Performance Stock Award Agreement.	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2018

10.10*	Form of Fiscal 2019 Modine Incentive Stock Option Award Agreement.	Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2018

10.11*	Form of Fiscal 2019 Modine Restricted Stock Unit Award Agreement.	Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2018

10.12*	Form of Fiscal 2019 Modine Non-Qualified Stock Option Award Agreement.	Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2018

10.13*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant’s Form 10-K for the fiscal year ended March 31, 2011

10.14*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15*	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16*	Form of Fiscal 2019 Modine Non-Employee Director Restricted Stock Unit Award Agreement.	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2018

21	List of subsidiaries of the Registrant.		X

23	Consent of independent registered public accounting firm.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

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

Date: May 23, 2019	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President
and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke
President, Chief Executive Officer and Director	May 23, 2019
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 23, 2019
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 23, 2019
Director

/s/ David J. Anderson
David J. Anderson	May 23, 2019
Director

/s/ Eric D. Ashleman
Eric D. Ashleman	May 23, 2019
Director

/s/ David G. Bills
David G. Bills	May 23, 2019
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 23, 2019
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 23, 2019
Director

/s/ Larry O. Moore
Larry O. Moore	May 23, 2019
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 23, 2019
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 23, 2019
Director