Form 10-Q
period 2019-06-30
MODINE MANUFACTURING CO
filed 2019-08-01
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-01373

MODINE MANUFACTURING COMPANY

(Exact name of registrant as specified in its charter)

Wisconsin	39-0482000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 DeKoven Avenue, Racine, Wisconsin	53403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (262) 636-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.625 par value	MOD	New York Stock Exchange LLC

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 50,746,949 at July 26, 2019.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2019 and 2018
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2019	2018
Net sales	$529.0	$566.1
Cost of sales	445.6	471.8
Gross profit	83.4	94.3
Selling, general and administrative expenses	63.5	59.3
Restructuring expenses	1.8	0.2
Operating income	18.1	34.8
Interest expense	(5.9)	(6.2)
Other expense – net	(1.1)	(1.1)
Earnings before income taxes	11.1	27.5
Provision for income taxes	(2.9)	(5.0)
Net earnings	8.2	22.5
Net earnings attributable to noncontrolling interest	(0.2)	(0.5)
Net earnings attributable to Modine	$8.0	$22.0

Net earnings per share attributable to Modine shareholders:
Basic	$0.16	$0.43
Diluted	$0.16	$0.43

Weighted-average shares outstanding:
Basic	50.7	50.3
Diluted	51.1	51.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2019 and 2018
(In millions)
(Unaudited)

	Three months ended June 30,
	2019	2018
Net earnings	$8.2	$22.5
Other comprehensive income (loss):
Foreign currency translation	1.8	(25.1)
Defined benefit plans, net of income taxes of $0.3 and $0.3 million	1.1	1.0
Cash flow hedges, net of income taxes of $(0.3) and $0.1 million	(0.8)	0.4
Total other comprehensive income (loss)	2.1	(23.7)

Comprehensive income (loss)	10.3	(1.2)
Comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)
Comprehensive income (loss) attributable to Modine	$10.2	$(1.3)

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2019 and March 31, 2019
(In millions, except per share amounts)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$29.1	$41.7
Trade accounts receivable – net	336.9	338.6
Inventories	216.2	200.7
Other current assets	69.7	65.8
Total current assets	651.9	646.8
Property, plant and equipment – net	479.1	484.7
Intangible assets – net	114.4	116.2
Goodwill	168.5	168.5
Deferred income taxes	98.2	97.1
Other noncurrent assets	89.2	24.7
Total assets	$1,601.3	$1,538.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$121.5	$66.0
Long-term debt – current portion	33.5	48.6
Accounts payable	272.9	280.9
Accrued compensation and employee benefits	77.5	81.7
Other current liabilities	52.8	39.9
Total current liabilities	558.2	517.1
Long-term debt	302.2	335.1
Deferred income taxes	8.6	8.2
Pensions	100.2	101.7
Other noncurrent liabilities	85.8	34.8
Total liabilities	1,055.0	996.9
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.3 million and 52.8 million shares	33.2	33.0
Additional paid-in capital	240.2	238.6
Retained earnings	480.1	472.1
Accumulated other comprehensive loss	(176.2)	(178.4)
Treasury stock, at cost, 2.5 million and 2.1 million shares	(37.0)	(31.4)
Total Modine shareholders’ equity	540.3	533.9
Noncontrolling interest	6.0	7.2
Total equity	546.3	541.1
Total liabilities and equity	$1,601.3	$1,538.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2019 and 2018
(In millions)
(Unaudited)

	Three months ended June 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$8.2	$22.5
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	18.9	19.4
Stock-based compensation expense	1.7	2.0
Deferred income taxes	(0.5)	1.0
Other – net	0.9	0.6
Changes in operating assets and liabilities:
Trade accounts receivable	1.6	(18.6)
Inventories	(15.0)	(21.7)
Accounts payable	(3.8)	15.4
Other assets and liabilities	(11.5)	(24.7)
Net cash provided by (used for) operating activities	0.5	(4.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20.3)	(22.6)
Other – net	1.8	2.9
Net cash used for investing activities	(18.5)	(19.7)

Cash flows from financing activities:
Borrowings of debt	342.1	105.9
Repayments of debt	(329.1)	(72.7)
Dividend paid to noncontrolling interest	(1.3)	(1.8)
Purchases of treasury stock under share repurchase program	(2.4)	-
Financing fees paid	(1.1)	-
Other – net	(2.7)	(3.8)
Net cash provided by financing activities	5.5	27.6

Effect of exchange rate changes on cash	(0.1)	(1.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12.6)	2.0

Cash, cash equivalents and restricted cash – beginning of period	42.2	40.3
Cash, cash equivalents and restricted cash – end of period	$29.6	$42.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three months ended June 30, 2019 and 2018
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2018	52.3	$32.7	$229.9	$394.9	$(140.3)	$(27.1)	$8.4	$498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings attributable to Modine	-	-	-	22.0	-	-	-	22.0
Other comprehensive loss	-	-	-	-	(23.3)	-	(0.4)	(23.7)
Stock options and awards	0.4	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(3.7)	-	(3.7)
Stock-based compensation expense	-	-	2.0	-	-	-	-	2.0
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.5	0.5
Balance, June 30, 2018	52.7	$32.9	$231.7	$409.3	$(163.6)	$(30.8)	$6.7	$486.2

Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2019, except in regard to the new accounting guidance adopted, as described below. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first three months of fiscal 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2019.

New Accounting Guidance Adopted in Fiscal 2020

Leases
In February 2016, the FASB issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance and requires balance sheet recognition for most leases. The Company adopted this guidance effective April 1, 2019 using a modified-retrospective transition method, under which it elected not to adjust comparative periods. The Company elected the package of practical expedients permitted under the new guidance, and, as a result, the Company did not reassess the classification of existing leases or initial direct costs thereof, or whether existing contracts contain leases. In addition, the Company elected accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components. The Company did not elect the hindsight practical expedient.

The Company assessed its global lease portfolio and implemented a new lease accounting software solution and new processes and controls to account for leases in accordance with the new guidance. The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings. The Company also leases certain manufacturing and IT equipment and vehicles. Upon adoption of this new guidance on April 1, 2019, the Company recognized right-of-use assets for operating leases totaling $61.3 million and corresponding current and noncurrent operating lease liabilities of $12.4 million and $48.9 million, respectively. In addition, the Company assessed two existing build-to-suit arrangements, for which it had recorded property, plant and equipment and long-term debt on its consolidated balance sheet as of March 31, 2019. The Company determined these arrangements represent operating leases under the new accounting guidance. As a result, the Company derecognized the previously-recorded balances and recorded $5.2 million of operating lease right-of-use assets and corresponding lease liabilities. As a result of adopting the new guidance, there was not a significant impact on the Company’s accounting for its previously-recorded capital leases, which are now classified as finance leases under the new guidance.  In addition, there was no impact to retained earnings. Also, the adoption did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows. See Note 15 for additional information regarding the Company’s leases.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new guidance related to the accounting for certain stranded income tax effects in accumulated other comprehensive income (loss) resulting from tax reform legislation that was enacted in the U.S. in December 2017.  This guidance provided companies the option to reclassify stranded income tax effects to retained earnings.  The Company adopted this guidance as of April 1, 2019 and chose not to reclassify stranded income tax effects; therefore, the adoption of this guidance did not impact the Company’s consolidated financial statements.

New Accounting Guidance Adopted in Fiscal 2019

Revenue Recognition
In May 2014, the FASB issued new guidance that outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the new guidance is that companies are to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this new guidance as of April 1, 2018, and, as a result, recorded an increase of $0.7 million to retained earnings.

Income Taxes: Intra-Entity Transfers of Assets Other than Inventory
In October 2016, the FASB issued new guidance related to income tax accounting for intercompany asset transfers. This new guidance requires companies to recognize the income tax effects of intercompany asset transfers other than inventory at the transaction date. The income tax effects of these transfers were previously deferred. The Company adopted this new guidance as of April 1, 2018, and, as a result, recorded a decrease to retained earnings of $8.3 million.
Note 2: Revenue Recognition

Disaggregation of Revenue
The table below presents revenue for each of the Company’s business segments, Vehicular Thermal Solutions (“VTS”), Commercial and Industrial Solutions (“CIS”) and Building HVAC Systems (“BHVAC”).  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition.

	Three months ended June 30, 2019
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$129.2	$-	$-	$129.2
Commercial vehicle	98.7	-	-	98.7
Off-highway	73.9	-	-	73.9
Commercial HVAC&R	-	130.9	38.0	168.9
Data center cooling	-	24.2	10.6	34.8
Industrial cooling	-	11.4	-	11.4
Other	24.7	2.3	0.4	27.4
Net sales	$326.5	$168.8	$49.0	$544.3

Geographic location:
Americas	$153.3	$97.1	$29.1	$279.5
Europe	126.1	58.6	19.9	204.6
Asia	47.1	13.1	-	60.2
Net sales	$326.5	$168.8	$49.0	$544.3

Timing of revenue recognition:
Products transferred at a point in time	$319.1	$143.9	$49.0	$512.0
Products transferred over time	7.4	24.9	-	32.3
Net sales	$326.5	$168.8	$49.0	$544.3

	Three months ended June 30, 2018
	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$145.1	$-	$-	$145.1
Commercial vehicle	99.7	-	-	99.7
Off-highway	83.8	-	-	83.8
Commercial HVAC&R	-	135.3	32.0	167.3
Data center cooling	-	34.1	12.2	46.3
Industrial cooling	-	11.5	-	11.5
Other	24.2	3.0	0.8	28.0
Net sales	$352.8	$183.9	$45.0	$581.7

Geographic location:
Americas	$150.9	$104.8	$25.3	$281.0
Europe	148.4	65.2	19.7	233.3
Asia	53.5	13.9	-	67.4
Net sales	$352.8	$183.9	$45.0	$581.7

Timing of revenue recognition:
Products transferred at a point in time	$342.8	$153.6	$45.0	$541.4
Products transferred over time	10.0	30.3	-	40.3
Net sales	$352.8	$183.9	$45.0	$581.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2019	March 31, 2019
Contract assets	$24.2	$22.6
Contract liabilities	4.9	4.0

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $1.6 million increase in contract assets during the first three months of fiscal 2020 primarily resulted from an increase in contract assets for revenue recognized over time and customer-owned tooling contracts, under which more costs were capitalized than reimbursed.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $0.9 million increase in contract liabilities during the first three months of fiscal 2020 was primarily related to customer contracts for which payment had been received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the Company’s trading securities and deferred compensation obligations each totaled $6.2 million and $6.0 million as of June 30, 2019 and March 31, 2019, respectively.  The fair value of the Company’s long-term debt is disclosed in Note 16.

Note 4: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2019	2018
Service cost	$0.1	$0.1
Interest cost	2.3	2.4
Expected return on plan assets	(3.0)	(3.0)
Amortization of unrecognized net loss	1.5	1.4
Net periodic benefit cost	$0.9	$0.9

During the three months ended June 30, 2019 and 2018, the Company contributed $0.9 million and $1.9 million, respectively, to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $1.7 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2020 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

The fair value of stock-based compensation awards granted during the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30,
	2019		2018
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.3	$5.56	0.2	$7.81
Restricted stock awards	0.3	$13.26	0.2	$17.90
Performance stock awards	0.3	$13.26	0.2	$17.90

The Company used the following assumptions in determining fair value for stock options:

	Three months ended June 30,
	2019	2018
Expected life of awards in years	6.3	6.3
Risk-free interest rate	2.2%	2.8%
Expected volatility of the Company’s stock	39.2%	39.7%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of  June 30, 2019, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.6	3.1
Restricted stock awards	8.4	3.0
Performance stock awards	4.8	2.2
Total	$16.8	2.8

Note 6: Restructuring Activities

The Company’s restructuring actions during the first quarter of fiscal 2020 and 2019 consisted primarily of targeted headcount reductions in Europe and the Americas within the VTS segment and plant consolidation activities.  The headcount reductions support the Company’s objective to reduce operational and selling, general and administrative (“SG&A”) cost structures at certain locations.  In addition, the Company is in process of transferring product lines associated with the merger of its North American coils business into the CIS segment in order to accelerate operational improvements and organizational efficiencies.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2019	2018
Employee severance and related benefits	$1.5	$0.1
Other restructuring and repositioning expenses	0.3	0.1
Total	$1.8	$0.2

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2019	2018
Beginning balance	$10.0	$11.0
Additions	1.5	0.1
Payments	(3.7)	(5.8)
Effect of exchange rate changes	-	(0.5)
Ending balance	$7.8	$4.8

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2019	2018
Equity in earnings of non-consolidated affiliate	$0.1	$0.2
Interest income	0.1	0.2
Foreign currency transactions (a)	(0.6)	(0.8)
Net periodic benefit cost (b)	(0.7)	(0.7)
Total other expense - net	$(1.1)	$(1.1)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.

(b)	Represents net periodic benefit cost, exclusive of service cost, for the Company's pension and postretirement plans.

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 26.1 percent and 18.2 percent, respectively.  The effective tax rate for the first quarter of fiscal 2020 is higher than the first quarter of the prior year, primarily due to the absence of a $2.0 million reversal of a valuation allowance on deferred tax assets in a foreign jurisdiction recorded during the first quarter of fiscal 2019 and changes in the mix and amount of foreign and domestic earnings.

As of June 30, 2019, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $38.1 million and valuation allowances against certain U.S. deferred tax assets totaled $6.8 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

The Company estimates that reductions to unrecognized tax benefits for the remainder of fiscal 2020 will total $2.8 million, primarily due to lapses in statutes of limitations, which, if recognized, would have a $2.2 million favorable impact on its effective tax rate.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2019	2018
Net earnings attributable to Modine	$8.0	$22.0
Less: Undistributed earnings attributable to unvested shares	-	(0.1)
Net earnings available to Modine shareholders	$8.0	$21.9

Weighted-average shares outstanding - basic	50.7	50.3
Effect of dilutive securities	0.4	0.9
Weighted-average shares outstanding - diluted	51.1	51.2

Earnings per share:
Net earnings per share - basic	$0.16	$0.43
Net earnings per share - diluted	$0.16	$0.43

For the three months ended June 30, 2019 and 2018, the calculation of diluted earnings per share excluded 0.8 million and 0.4 million stock options, respectively, because they were anti-dilutive.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$29.1	$41.7
Restricted cash	0.5	0.5
Total cash, cash equivalents and restricted cash	$29.6	$42.2

Restricted cash, which is reported within other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	June 30, 2019	March 31, 2019
Raw materials	$134.1	$122.8
Work in process	35.6	32.2
Finished goods	46.5	45.7
Total inventories	$216.2	$200.7

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2019	March 31, 2019
Land	$20.9	$20.7
Buildings and improvements (10-40 years)	281.0	285.9
Machinery and equipment (3-15 years)	858.7	848.7
Office equipment (3-10 years)	93.6	92.0
Construction in progress	62.6	57.4
	1,316.8	1,304.7
Less: accumulated depreciation	(837.7)	(820.0)
Net property, plant and equipment	$479.1	$484.7

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	CIS	BHVAC	Total
Goodwill, March 31, 2019	$0.5	$153.9	$14.1	$168.5
Effect of exchange rate changes	-	0.3	(0.3)	-
Goodwill, June 30, 2019	$0.5	$154.2	$13.8	$168.5

Intangible assets consisted of the following:

	June 30, 2019			March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.7	$(10.1)	$51.6	$61.5	$(9.1)	$52.4
Trade names	58.9	(14.1)	44.8	58.9	(13.5)	45.4
Acquired technology	24.0	(6.0)	18.0	23.9	(5.5)	18.4
Total intangible assets	$144.6	$(30.2)	$114.4	$144.3	$(28.1)	$116.2

The Company recorded amortization expense of $2.2 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively. The Company estimates that it will record $6.7 million of amortization expense during the remainder of fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2025.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2019	2018
Beginning balance	$9.2	$9.3
Warranties recorded at time of sale	1.4	1.4
Adjustments to pre-existing warranties	(0.6)	(0.4)
Settlements	(0.9)	(1.3)
Effect of exchange rate changes	-	(0.3)
Ending balance	$9.1	$8.7

Note 15: Leases

Effective April 1, 2019, the Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases on its consolidated balance sheet. The condensed consolidated financial statements for the three months ended June 30, 2019 reflect the adoption of this new guidance; however, the comparable prior-year period has not been adjusted. See Note 1 for additional information regarding the Company’s adoption of the new guidance.

Significant Accounting Policy
The Company determines if an arrangement is a lease at contract inception. The lease term begins upon lease commencement, which is when the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised.  The Company uses the lease term within its determination of the appropriate lease classification, either as an operating lease or as a finance lease, and to calculate straight-line lease expense for its operating leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the commencement date, based upon the present value of lease payments over the lease term.  As its lease agreements typically do not provide an implicit rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current borrowing rate, the term of the lease, and the economic environments where the lease activity is concentrated. The Company believes this method effectively estimates a borrowing rate that it could obtain for a debt instrument with similar terms as the lease agreement.

Based upon its accounting policy, the Company does not separate lease and non-lease components for any asset class. In addition, the Company does not record short-term leases (i.e. leases with an initial term of 12 months or less) on its consolidated balance sheets and recognizes payments for these leases as lease expense.

Certain leases require the Company to pay taxes, insurance, maintenance, and other operating expenses associated with the leased asset. Such amounts are not included in the measurement of the lease liability to the extent they are variable in nature. These variable lease costs are recognized as variable lease expense when incurred. The depreciable life of the ROU assets and related leasehold improvements are limited by the expected lease term, unless the lease contains a provision to transfer title to the Company or a purchase option that the Company expects to execute.

The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings. In addition, the Company leases certain manufacturing and IT equipment and vehicles.  The Company’s most significant leases have remaining lease terms of 1 to 11 years. Certain leases contain renewal options for varying periods, which are at the Company’s discretion. If reasonably certain of exercise, the Company includes the renewal periods within the calculation of ROU assets and lease liabilities.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease assets and liabilities
The following table provides a summary of leases recorded on the consolidated balance sheet.

	Balance Sheet Location	June 30, 2019
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$64.9
Finance lease ROU assets (a)	Property, plant and equipment - net	8.8

Lease Liabilities
Operating lease liabilities	Other current liabilities	$12.9
Operating lease liabilities	Other noncurrent liabilities	50.7
Finance lease liabilities	Long-term debt - current portion	0.3
Finance lease liabilities	Long-term debt	3.6

(a)	Finance lease ROU assets are recorded net of accumulated amortization of $1.4 million as of June 30, 2019.

Components of Lease Expense
The Company records operating lease expense as either cost of sales or SG&A expenses within its consolidated statements of operations, depending upon the nature and use of the ROU assets.  The Company records finance lease expense as depreciation expense within cost of sales or SG&A expenses, depending upon the nature and use of the ROU assets, and as interest expense in its consolidated statements of operations.

The components of lease expense were as follows:

Three months ended June 30, 2019
Operating lease expense (a)	$5.2
Finance lease expense:
Depreciation of ROU assets	0.1
Interest on lease liabilities	-
Total lease expense	$5.3

(a)	For the three months ended June 30, 2019, operating lease expense included $0.9 million of short-term lease expense. Variable lease expense was not significant.

Supplemental Cash Flow Information

Three months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3.7
Financing cash flows for finance leases	0.1

ROU assets obtained in exchange for lease liabilities
Operating leases	$0.3
Finance leases	-

Lease Term and Discount Rates

June 30, 2019
Weighted-average remaining lease term:
Operating leases	8.9 years
Finance leases	9.7 years

Weighted-average discount rate:
Operating leases	3.4%
Finance leases	2.0%

Maturity of Lease Liabilities under New Lease Accounting Guidance
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at June 30, 2019:

Fiscal Year	Operating Leases	Finance Leases
Remainder of fiscal 2020	$11.4	$0.4
2021	13.4	0.5
2022	9.9	0.5
2023	8.0	0.5
2024	5.5	0.5
2025 and beyond	24.8	2.5
Total lease payments	73.0	4.9
Less: Interest	(9.4)	(1.0)
Present value of lease liabilities	$63.6	$3.9

The table above excludes approximately $7.0 million of future lease payments associated with a 15-year operating lease of a manufacturing facility within the CIS segment that commenced in July 2019.

Maturity of Lease Liabilities under Previous Lease Accounting Guidance
Future minimum rental payments for operating leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2019:

Fiscal Year
2020	$14.2
2021	12.4
2022	9.1
2023	7.1
2024	4.7
2025 and beyond	22.9
Total	$70.4

The Company recorded $19.3 million and $18.5 million of rental expense related to operating leases in fiscal 2019 and 2018, respectively.

Note 16: Indebtedness

In June 2019, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024, which modified the Company’s then-existing revolver that would have expired in November 2021.   As a result of the credit agreement modification, the Company deferred debt issuance costs of $1.1 million, which will be amortized over the term of the debt.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities.  At June 30, 2019, the Company’s term loan borrowings totaled $200.5 million, with repayments beginning in the second quarter of fiscal 2020 and continuing through fiscal 2025.  These term loans replaced the previously-existing term loans with repayments scheduled through fiscal 2022.  Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At June 30, 2019, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 3.8 percent and 3.4 percent, respectively.

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2019	March 31, 2019
Term loans	2025	$200.5	$238.4
6.8% Senior Notes	2021	81.0	85.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	-	8.1	14.3
		339.6	387.7
Less: current portion		(33.5)	(48.6)
Less: unamortized debt issuance costs		(3.9)	(4.0)
Total long-term debt		$302.2	$335.1

(a)	Other long-term debt primarily includes borrowings by foreign subsidiaries and finance lease obligations.

Long-term debt matures as follows:
Fiscal Year
Remainder of 2020	$24.0
2021	84.7
2022	21.7
2023	21.7
2024	21.7
2025 & beyond	165.8
Total	$339.6

As of June 30, 2019 and March 31, 2019, the Company reported its revolving credit facility borrowings of $101.6 million and $47.1 million, respectively, as short-term debt on the consolidated balance sheets.  At June 30, 2019, domestic letters of credit totaled $5.3 million, resulting in available borrowings under the Company’s revolving credit facility of $143.1 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at June 30, 2019 and March 31, 2019 of $19.9 million and $18.9 million, respectively.

Provisions in the Company’s credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of June 30, 2019.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2019 and March 31, 2019, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $134.0 million and $137.2 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $18.9 million as of June 30, 2019 and March 31, 2019.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive income (loss) before reclassifications	1.9	-	(1.0)	0.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4
Realized gains - net (b)	-	-	(0.1)	(0.1)
Income taxes	-	(0.3)	0.3	-
Total other comprehensive income (loss)	1.9	1.1	(0.8)	2.2

Ending balance	$(40.7)	$(135.2)	$(0.3)	$(176.2)

	Three months ended June 30, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive income before reclassifications	(24.7)	-	0.5	(24.2)
Reclassifications for amortization of unrecognized net loss (a)	-	1.3	-	1.3
Income taxes	-	(0.3)	(0.1)	(0.4)
Total other comprehensive income	(24.7)	1.0	0.4	(23.3)

Ending balance	$(30.2)	$(133.9)	$0.5	$(163.6)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company's defined benefit plans, which include pension and other postretirement plans. See Note 4 for additional information about the Company's pension plans.

(b)	Amount represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

Note 19: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
	2019			2018
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$312.6	$13.9	$326.5	$338.3	$14.5	$352.8
CIS	167.9	0.9	168.8	183.5	0.4	183.9
BHVAC	48.5	0.5	49.0	44.3	0.7	45.0
Segment total	529.0	15.3	544.3	566.1	15.6	581.7
Corporate and eliminations	-	(15.3)	(15.3)	-	(15.6)	(15.6)
Net sales	$529.0	$-	$529.0	$566.1	$-	$566.1

	Three months ended June 30,
	2019		2018
	$'s	% of sales	$'s	% of sales
Gross profit:
VTS	$45.0	13.8%	$54.0	15.3%
CIS	24.3	14.4%	28.6	15.6%
BHVAC	13.7	27.9%	11.6	25.9%
Segment total	83.0	15.2%	94.2	16.2%
Corporate and eliminations	0.4	-	0.1	-
Gross profit	$83.4	15.8%	$94.3	16.7%

	Three months ended June 30,
	2019	2018
Operating income:
VTS	$17.3	$25.5
CIS	9.0	13.2
BHVAC	5.3	3.2
Segment total	31.6	41.9
Corporate and eliminations	(13.5)	(7.1)
Operating income	$18.1	$34.8

	June 30, 2019	March 31, 2019
Total assets: (a)
VTS	$767.9	$749.9
CIS	628.2	604.2
BHVAC	107.0	89.4
Corporate and eliminations	98.2	94.5
Total assets	$1,601.3	$1,538.0

(a)
The Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of operating lease assets on its consolidated balance sheet on April 1, 2019.  See Note 1 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2019 was the first quarter of fiscal 2020.

First Quarter Highlights

Net sales in the first quarter of fiscal 2020 decreased $37.1 million, or 7 percent, from the first quarter of fiscal 2019, primarily due to lower sales in our Vehicular Thermal Solutions (“VTS”) and Commercial and Industrial Solutions (“CIS”) operating segments, partially offset by higher sales in our Building HVAC Systems (“BHVAC”) segment.  Gross profit decreased $10.9 million and gross margin declined 90 basis points to 15.8 percent, primarily due to lower sales volume.  Selling, general and administrative (“SG&A”) expenses increased $4.2 million, primarily due to $8.4 million of costs associated with our review of strategic alternatives for the VTS segment’s automotive business.  Operating income during the first quarter of fiscal 2020 decreased $16.7 million to $18.1 million, primarily due to lower gross profit and higher SG&A expenses, and our net earnings decreased $14.3 million.

We previously announced that we are evaluating strategic alternatives for the automotive business within our VTS segment.  Our primary objectives include optimizing the VTS segment’s profitability and reprioritizing capital investments across all of our businesses.  We are currently engaged in a formal sales process with potential buyers; however, we will continue to evaluate all strategic alternatives for the automotive business in order to maximize shareholder value.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019		2018
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$529.0	100.0%	$566.1	100.0%
Cost of sales	445.6	84.2%	471.8	83.3%
Gross profit	83.4	15.8%	94.3	16.7%
Selling, general and administrative expenses	63.5	12.0%	59.3	10.5%
Restructuring expenses	1.8	0.3%	0.2	-
Operating income	18.1	3.4%	34.8	6.1%
Interest expense	(5.9)	-1.1%	(6.2)	-1.1%
Other expense – net	(1.1)	-0.2%	(1.1)	-0.2%
Earnings before income taxes	11.1	2.1%	27.5	4.9%
Provision for income taxes	(2.9)	-0.6%	(5.0)	-0.9%
Net earnings	$8.2	1.5%	$22.5	4.0%

First quarter net sales of $529.0 million were $37.1 million, or 7 percent, lower than the first quarter of the prior year, primarily due to lower sales in our VTS and CIS segments and a $17.8 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.

First quarter gross profit decreased $10.9 million and gross margin declined 90 basis points to 15.8 percent, primarily due to lower sales volume, higher labor costs, and higher tariff-related expenses, partially offset by favorable raw material costs.  In addition, gross profit was unfavorably impacted by $2.6 million from foreign currency exchange rate changes.

First quarter SG&A expenses increased $4.2 million. The increase in SG&A expenses was primarily due to $8.4 million of costs recorded at Corporate associated with our review of strategic alternatives for the VTS segment’s automotive business, which primarily related to third-party professional services and included costs to prepare for a potential sale of the automotive business.  This increase was partially offset by lower compensation-related expenses and a $1.6 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses of $1.8 million in the first quarter of fiscal 2020 increased $1.6 million compared with the prior year, primarily due to higher severance expenses in the VTS segment.

Operating income of $18.1 million in the first quarter of fiscal 2020 decreased $16.7 million compared with the first quarter of fiscal 2019, primarily due to the automotive business strategic process costs and lower earnings in the VTS and CIS segments, partially offset by higher earnings in the BHVAC segment.

The provision for income taxes was $2.9 million and $5.0 million in the first quarter of fiscal 2020 and 2019, respectively.  The $2.1 million decrease was primarily due to lower operating earnings in the current year, partially offset by the absence of a $2.0 million income tax benefit recorded in the prior year resulting from the reversal of a tax valuation allowance in a foreign jurisdiction.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three months ended June 30, 2019 and 2018:

Vehicular Thermal Solutions

	Three months ended June 30,
	2019		2018
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$326.5	100.0%	$352.8	100.0%
Cost of sales	281.5	86.2%	298.8	84.7%
Gross profit	45.0	13.8%	54.0	15.3%
Selling, general and administrative expenses	26.1	8.0%	28.4	8.1%
Restructuring expenses	1.6	0.5%	0.1	-
Operating income	$17.3	5.3%	$25.5	7.2%

VTS net sales decreased $26.3 million, or 7 percent, from the first quarter of fiscal 2019 to the first quarter of fiscal 2020, primarily due to lower sales volume to customers in Europe and to off-highway customers in Asia, partially offset by higher sales volume to commercial vehicle customers in North America.  Foreign currency exchange rate changes had an unfavorable $12.1 million impact on first quarter sales.  Gross profit decreased $9.0 million and gross margin declined 150 basis points to 13.8 percent, primarily due to lower sales volume, higher labor costs, and higher tariff-related expenses, partially offset by favorable raw material costs.  In addition, foreign currency exchange rate changes had an unfavorable $1.8 million impact on gross profit.  SG&A expenses decreased $2.3 million, or 10 basis points as a percentage of sales, primarily due to lower compensation-related expenses, lower environmental charges related to a previously-owned manufacturing facility in the U.S., and a $1.0 million favorable impact of foreign currency exchange rate changes.  Restructuring expenses increased $1.5 million, primarily due to higher severance expenses resulting from targeted headcount reductions in Europe and in the Americas during the current year.  Operating income decreased $8.2 million to $17.3 million during the first quarter, primarily due to lower gross profit.

Commercial and Industrial Solutions

	Three months ended June 30,
	2019		2018
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$168.8	100.0%	$183.9	100.0%
Cost of sales	144.5	85.6%	155.3	84.4%
Gross profit	24.3	14.4%	28.6	15.6%
Selling, general and administrative expenses	15.1	9.0%	15.3	8.3%
Restructuring expenses	0.2	0.1%	0.1	0.1%
Operating income	$9.0	5.3%	$13.2	7.2%

CIS net sales decreased $15.1 million, or 8 percent, from the first quarter of fiscal 2019 to the first quarter of fiscal 2020, primarily due to lower sales volume to data center and commercial HVAC&R customers and a $4.6 million unfavorable impact of foreign currency exchange rate changes.  Gross profit decreased $4.3 million and gross margin declined 120 basis points to 14.4 percent, primarily due to lower sales volume and unfavorable sales mix.  In addition, foreign currency exchange rate changes had an unfavorable $0.6 million impact on gross profit.  SG&A expenses decreased $0.2 million compared with the prior year, yet increased 70 basis points as a percentage of sales.  Operating income decreased $4.2 million to $9.0 million during the first quarter, primarily due to lower gross profit.

Building HVAC Systems

	Three months ended June 30,
	2019		2018
(in millions)	$’s	% of sales	$’s	% of sales
Net sales	$49.0	100.0%	$45.0	100.0%
Cost of sales	35.3	72.1%	33.4	74.1%
Gross profit	13.7	27.9%	11.6	25.9%
Selling, general and administrative expenses	8.4	17.2%	8.4	18.8%
Operating income	$5.3	10.7%	$3.2	7.1%

BHVAC net sales increased $4.0 million, or 9 percent, from the first quarter of fiscal 2019 to the first quarter of fiscal 2020, primarily due to higher ventilation and heating product sales in North America, partially offset by a $1.1 million unfavorable impact of foreign currency exchange rate changes.  Gross profit increased $2.1 million and gross margin improved 200 basis points to 27.9 percent, primarily due to higher sales volume and favorable sales mix.  SG&A expenses remained consistent with the prior year and decreased 160 basis points as a percentage of sales.  Operating income of $5.3 million increased $2.1 million, primarily due to higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2019 of $29.1 million, and an available borrowing capacity of $143.1 million under our revolving credit facility.  Given our extensive international operations, approximately $27.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the three months ended June 30, 2019 was $0.5 million, which represents a $4.6 million increase compared with $4.1 million of net cash used for operating activities during the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital, partially offset by the unfavorable impact of lower earnings and payments associated with our strategic review of alternatives for the VTS segment’s automotive business.  The favorable changes in working capital during the first three months of fiscal 2020, compared with the same period in the prior year, included lower employee benefit and incentive compensation payments.  Capital expenditures of $20.3 million during the first three months of fiscal 2020 decreased $2.3 million compared with the same period in the prior year.

Debt

In June 2019, we executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024, which replaced our then-existing revolver that would have expired in November 2021.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities.

Our debt agreements require us to maintain compliance with various covenants.  As specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of June 30, 2019, our leverage ratio and interest coverage ratio were 2.2 and 8.7, respectively.  We were in compliance with our debt covenants as of June 30, 2019 and expect to remain in compliance during the balance of fiscal 2020 and beyond.

Share Repurchase Program

During fiscal 2019, our Board of Directors approved a $50.0 million share repurchase program, which expires in October 2020.  During the first quarter of fiscal 2020, we repurchased $2.4 million of common stock under this program and as of June 30, 2019, we had approximately $47.0 million of the repurchase authorization remaining.  Our decision whether and to what extent to repurchase additional shares under this program will depend on a number of factors, including business conditions, other cash priorities, and stock price.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs (and potential trade war impacts resulting from tariffs or retaliatory actions), inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, that have been or may be implemented in the United States or by its trade partners, as well as continuing uncertainty regarding the timing and the short- and long-term implications of “Brexit”;

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The Company’s market risks have not materially changed since the fiscal 2019 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2019	———	———	———	$49,431,509

May 1 – May 31, 2019	228,308 (b)	$12.93	29,250	$49,046,555

June 1 – June 30, 2019	194,321 (b)	$13.54	150,000	$46,985,524

Total	422,629 (b)	$13.21	179,250

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

(b)
Consists of both shares acquired pursuant to the repurchase program described in (a) above and shares delivered back to the Company by employees and/or directors to satisfy tax withholding obligations that arise upon the vesting of stock awards.  The Company, pursuant to its equity compensation plans, gives participants the opportunity to turn back to the Company the number of shares from the award sufficient to satisfy tax withholding obligations that arise upon the termination of restrictions.  These shares are held as treasury shares.

Item 5.	Other Information.

On July 26, 2019, the Company entered into an Employment Retention Agreement (the “Agreement”) with former Vice President, Chief Technology Officer, Scott D. Wollenberg.  Under the Agreement, Mr. Wollenberg agreed to transition from his position as Vice President, Chief Technology Officer to be the lead of the Company’s Project Management Office.  In his new role, Mr. Wollenberg is responsible for overseeing all aspects of the execution of the Company’s marketing and potential sale of its automotive business unit.

Upon successful completion of Mr. Wollenberg’s obligations set forth in the Agreement, Mr. Wollenberg will be entitled to the following benefits (the “Completion Benefits”):

•	Severance pay in an amount equal to one year of Mr. Wollenberg’s annual salary of $367,000;
•	A healthcare insurance subsidy;
•	A prorated payment of his annual management incentive payment; and
•
Accelerated or prorated vesting of certain previously granted unvested restricted stock, restricted stock units and performance shares under the Company’s long-term incentive plan (the “LTIP”), in accordance with the terms of the Agreement.

In the event that we consummate a sale of the automotive business, Mr. Wollenberg’s employment and the Agreement would terminate, subject to the early termination rights described below, unless the parties mutually agree otherwise.

In the event that the Company terminates Mr. Wollenberg’s employment “For Cause,” as defined in the Agreement, Mr. Wollenberg will forfeit his right to all of the Completion Benefits.  In the event that the Company terminates Mr. Wollenberg’s employment “Without Cause,” as defined in the Agreement, by providing Mr. Wollenberg at least 180 days’ notice in advance of his last day of employment, Mr. Wollenberg will be entitled to receive the full amount of his salary for the entire 180-day notice period, and will be entitled to receive all of the Completion Benefits.

In the event that Mr. Wollenberg terminates his employment with the Company at any time prior to the completion of his responsibilities as the lead of the Project Management Office by providing at least 60 days’ advanced notice, Mr. Wollenberg would forfeit all Completion Benefits.

The foregoing description of the Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Agreement attached to this Form 10-Q as Exhibit 10.5, which is incorporated by reference herein.

Item 6.	Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

4.1	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

10.1	Form of Fiscal 2020 Modine Performance Stock Award Agreement		X

10.2	Form of Fiscal 2020 Modine Incentive Stock Options Award Agreement		X

10.3	Form of Fiscal 2020 Modine Restricted Stock Unit Award Agreement		X

10.4	Form of Fiscal 2020 Modine Non-Qualified Stock Option Award Agreement		X

10.5	Employment Retention Agreement for Scott Wollenberg, dated as of July 26, 2019		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Instance Document		X

101.SCH	XBRL Taxonomy Extension Schema		X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: August 1, 2019

* Executing as both the principal financial officer and a duly authorized officer of the Company