Form 10-Q
period 2019-09-30
MODINE MANUFACTURING CO
filed 2019-11-08
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 50,796,770 at November 1, 2019.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended September 30, 2019 and 2018
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net sales	$500.2	$548.9	$1,029.2	$1,115.0
Cost of sales	424.5	461.0	870.1	932.8
Gross profit	75.7	87.9	159.1	182.2
Selling, general and administrative expenses	67.4	63.4	130.9	122.7
Restructuring expenses	2.3	-	4.1	0.2
Loss on sale of assets	-	1.7	-	1.7
Operating income	6.0	22.8	24.1	57.6
Interest expense	(5.8)	(6.5)	(11.7)	(12.7)
Other expense – net	(1.3)	(0.5)	(2.4)	(1.6)
(Loss) earnings before income taxes	(1.1)	15.8	10.0	43.3
(Provision) benefit for income taxes	(3.7)	22.9	(6.6)	17.9
Net (loss) earnings	(4.8)	38.7	3.4	61.2
Net loss (earnings) attributable to noncontrolling interest	0.1	(0.2)	(0.1)	(0.7)
Net (loss) earnings attributable to Modine	$(4.7)	$38.5	$3.3	$60.5

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.09)	$0.76	$0.07	$1.19
Diluted	$(0.09)	$0.75	$0.06	$1.18

Weighted-average shares outstanding:
Basic	50.8	50.5	50.8	50.4
Diluted	50.8	51.4	51.1	51.3

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended September 30, 2019 and 2018
(In millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net (loss) earnings	$(4.8)	$38.7	$3.4	$61.2
Other comprehensive income (loss):
Foreign currency translation	(19.5)	(5.4)	(17.7)	(30.5)
Defined benefit plans, net of income taxes of $0.3, $0.3, $0.6 and $0.6 million	1.1	1.0	2.2	2.0
Cash flow hedges, net of income taxes of 0.1, $0.2, 0.4 and $0.1 million	(0.2)	(0.5)	(1.0)	(0.1)
Total other comprehensive loss	(18.6)	(4.9)	(16.5)	(28.6)

Comprehensive (loss) income	(23.4)	33.8	(13.1)	32.6
Comprehensive loss (income) attributable to noncontrolling interest	0.3	(0.1)	0.2	(0.2)
Comprehensive (loss) income attributable to Modine	$(23.1)	$33.7	$(12.9)	$32.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
September 30, 2019 and March 31, 2019
(In millions, except per share amounts)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$32.3	$41.7
Trade accounts receivable – net	310.4	338.6
Inventories	222.6	200.7
Other current assets	77.1	65.8
Total current assets	642.4	646.8
Property, plant and equipment – net	465.7	484.7
Intangible assets – net	110.3	116.2
Goodwill	166.1	168.5
Deferred income taxes	97.0	97.1
Other noncurrent assets	83.0	24.7
Total assets	$1,564.5	$1,538.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$139.4	$66.0
Long-term debt – current portion	93.6	48.6
Accounts payable	260.2	280.9
Accrued compensation and employee benefits	73.5	81.7
Other current liabilities	51.1	39.9
Total current liabilities	617.8	517.1
Long-term debt	232.2	335.1
Deferred income taxes	8.5	8.2
Pensions	96.7	101.7
Other noncurrent liabilities	83.7	34.8
Total liabilities	1,038.9	996.9
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.3 million and 52.8 million shares	33.2	33.0
Additional paid-in capital	242.9	238.6
Retained earnings	475.4	472.1
Accumulated other comprehensive loss	(194.6)	(178.4)
Treasury stock, at cost, 2.5 million and 2.1 million shares	(37.0)	(31.4)
Total Modine shareholders’ equity	519.9	533.9
Noncontrolling interest	5.7	7.2
Total equity	525.6	541.1
Total liabilities and equity	$1,564.5	$1,538.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended September 30, 2019 and 2018
(In millions)
(Unaudited)

	Six months ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$3.4	$61.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	38.3	38.5
Loss on sale of assets	-	1.7
Stock-based compensation expense	4.4	5.2
Deferred income taxes	(0.5)	(6.4)
Other – net	2.0	1.6
Changes in operating assets and liabilities:
Trade accounts receivable	19.9	(13.2)
Inventories	(26.2)	(30.4)
Accounts payable	(5.6)	25.5
Other assets and liabilities	(18.2)	(47.0)
Net cash provided by operating activities	17.5	36.7

Cash flows from investing activities:
Expenditures for property, plant and equipment	(41.4)	(37.9)
Proceeds from sale of investment in affiliate	3.8	-
Other – net	1.0	0.9
Net cash used for investing activities	(36.6)	(37.0)

Cash flows from financing activities:
Borrowings of debt	438.0	146.7
Repayments of debt	(413.7)	(142.2)
Dividend paid to noncontrolling interest	(1.3)	(1.8)
Purchases of treasury stock under share repurchase program	(2.4)	-
Financing fees paid	(1.1)	-
Other – net	(3.0)	(3.6)
Net cash provided by (used for) financing activities	16.5	(0.9)

Effect of exchange rate changes on cash	(0.9)	(2.5)
Net decrease in cash, cash equivalents and restricted cash	(3.5)	(3.7)

Cash, cash equivalents and restricted cash – beginning of period	42.2	40.3
Cash, cash equivalents and restricted cash – end of period	$38.7	$36.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three and six months ended September 30, 2019 and 2018
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3
Net loss attributable to Modine	-	-	-	(4.7)	-	-	-	(4.7)
Other comprehensive loss	-	-	-	-	(18.4)	-	(0.2)	(18.6)
Stock-based compensation expense	-	-	2.7	-	-	-	-	2.7
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.1)	(0.1)
Balance, September 30, 2019	53.3	$33.2	$242.9	$475.4	$(194.6)	$(37.0)	$5.7	$525.6

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	loss	cost	interest	Total
Balance, March 31, 2018	52.3	$32.7	$229.9	$394.9	$(140.3)	$(27.1)	$8.4	$498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings attributable to Modine	-	-	-	22.0	-	-	-	22.0
Other comprehensive loss	-	-	-	-	(23.3)	-	(0.4)	(23.7)
Stock options and awards	0.4	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(3.7)	-	(3.7)
Stock-based compensation expense	-	-	2.0	-	-	-	-	2.0
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.5	0.5
Balance, June 30, 2018	52.7	$32.9	$231.7	$409.3	$(163.6)	$(30.8)	6.7	$486.2
Net earnings attributable to Modine	-	-	-	38.5	-	-	-	38.5
Other comprehensive loss	-	-	-	-	(4.8)	-	(0.1)	(4.9)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	3.2	-	-	-	-	3.2
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, September 30, 2018	52.7	$33.0	$235.0	$447.8	$(168.4)	$(30.8)	$6.8	$523.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2019, except in regard to the new accounting guidance adopted, as described below. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first six months of fiscal 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2019.

Sale of Nikkei Heat Exchanger Company, Ltd. (“NEX”)
During the second quarter of fiscal 2020, the Company completed the sale of its 50 percent ownership interest in NEX for a selling price of $3.8 million.  Prior to the sale, the Company accounted for its investment in this non-consolidated affiliate using the equity method.  As a result of this sale, the Company recorded a gain of $0.1 million, which included the write-off of accumulated foreign currency translation gains of $0.6 million, within other income and expense on the consolidated statements of operations.

Sale of AIAC Air Conditioning South Africa (Pty) Ltd.
During the second quarter of fiscal 2019, the Company completed the sale of its AIAC Air Conditioning South Africa (Pty) Ltd. business, which was reported within the Building HVAC Systems segment, for a selling price of $0.5 million.  As a result of this transaction, the Company recorded a loss of $1.7 million, which included the write-off of accumulated foreign currency translation losses of $0.8 million.  The Company reported this loss on sale of assets as a separate line on the consolidated statements of operations.  Annual net sales attributable to this disposed business were less than $2.0 million.

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

	Three months ended September 30, 2019				Three months ended September 30, 2018
	VTS	CIS	BHVAC	Segment Total	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$135.1	$-	$-	$135.1	$136.4	$-	$-	$136.4
Commercial vehicle	81.8	-	-	81.8	95.8	-	-	95.8
Off-highway	59.6	-	-	59.6	76.9	-	-	76.9
Commercial HVAC&R	-	115.9	46.1	162.0	-	127.6	42.3	169.9
Data center cooling	-	26.7	9.5	36.2	-	36.0	8.4	44.4
Industrial cooling	-	11.7	-	11.7	-	13.1	-	13.1
Other	22.8	2.4	0.4	25.6	26.5	1.5	-	28.0
Net sales	$299.3	$156.7	$56.0	$512.0	$335.6	$178.2	$50.7	$564.5

Geographic location:
Americas	$144.9	$86.0	$38.1	$269.0	$159.2	$103.2	$31.8	$294.2
Europe	111.0	57.5	17.9	186.4	127.3	62.0	18.9	208.2
Asia	43.4	13.2	-	56.6	49.1	13.0	-	62.1
Net sales	$299.3	$156.7	$56.0	$512.0	$335.6	$178.2	$50.7	$564.5

Timing of revenue recognition:
Products transferred at a point in time	$290.7	$132.4	$56.0	$479.1	$322.5	$142.7	$50.7	$515.9
Products transferred over time	8.6	24.3	-	32.9	13.1	35.5	-	48.6
Net sales	$299.3	$156.7	$56.0	$512.0	$335.6	$178.2	$50.7	$564.5

	Six months ended September 30, 2019				Six months ended September 30, 2018
	VTS	CIS	BHVAC	Segment Total	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$264.3	$-	$-	$264.3	$281.5	$-	$-	$281.5
Commercial vehicle	180.5	-	-	180.5	195.5	-	-	195.5
Off-highway	133.5	-	-	133.5	160.7	-	-	160.7
Commercial HVAC&R	-	246.8	84.1	330.9	-	262.9	77.4	340.3
Data center cooling	-	50.9	20.1	71.0	-	70.1	18.3	88.4
Industrial cooling	-	23.1	-	23.1	-	24.6	-	24.6
Other	47.5	4.7	0.8	53.0	50.7	4.5	-	55.2
Net sales	$625.8	$325.5	$105.0	$1,056.3	$688.4	$362.1	$95.7	$1,146.2

Geographic location:
Americas	$298.2	$183.1	$67.2	$548.5	$310.1	$208.0	$57.1	$575.2
Europe	237.1	116.1	37.8	391.0	275.7	127.2	38.6	441.5
Asia	90.5	26.3	-	116.8	102.6	26.9	-	129.5
Net sales	$625.8	$325.5	$105.0	$1,056.3	$688.4	$362.1	$95.7	$1,146.2

Timing of revenue recognition:
Products transferred at a point in time	$609.8	$276.3	$105.0	$991.1	$665.3	$296.3	$95.7	$1,057.3
Products transferred over time	16.0	49.2	-	65.2	23.1	65.8	-	88.9
Net sales	$625.8	$325.5	$105.0	$1,056.3	$688.4	$362.1	$95.7	$1,146.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	September 30, 2019	March 31, 2019
Contract assets	$26.9	$22.6
Contract liabilities	5.8	4.0

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $4.3 million increase in contract assets during the first six months of fiscal 2020 primarily resulted from an increase in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.8 million increase in contract liabilities during the first six months of fiscal 2020 was primarily related to customer contracts for which payment had been received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds trading securities in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans. The securities’ fair values, which are recorded as other noncurrent assets, are determined based upon quoted prices from active markets and classified within Level 1 of the valuation hierarchy. The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. The fair values of the Company’s trading securities and deferred compensation obligations each totaled $4.3 million and $6.0 million as of September 30, 2019 and March 31, 2019, respectively. The $1.7 million decrease in the fair value of the trading securities and deferred compensation obligations from March 31, 2019 was primarily due to participant withdrawals during the first six months of fiscal 2020. The fair value of the Company’s long-term debt is disclosed in Note 16.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 4: Pensions

Pension cost included the following components:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.2	2.4	4.5	4.8
Expected return on plan assets	(2.9)	(3.1)	(5.9)	(6.1)
Amortization of unrecognized net loss	1.5	1.4	3.0	2.8
Net periodic benefit cost	$0.9	$0.8	$1.8	$1.7

During the six months ended September 30, 2019 and 2018, the Company contributed $1.7 million and $3.7 million, respectively to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $2.7 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company recognized stock-based compensation expense of $4.4 million and $5.2 million for the six months ended September 30, 2019 and 2018, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2020 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The fair value of stock-based compensation awards granted during the six months ended September 30, 2019 and 2018 were as follows:

	Six months ended September 30,
	2019		2018
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.3	$5.56	0.2	$7.81
Restricted stock awards	0.3	$13.26	0.2	$17.90
Performance stock awards	0.3	$13.26	0.2	$17.90
Unrestricted stock awards	0.1	$14.50	0.1	$17.60

The Company used the following assumptions in determining fair value for stock options:

	Six months ended September 30,
	2019	2018
Expected life of awards in years	6.3	6.3
Risk-free interest rate	2.2%	2.8%
Expected volatility of the Company’s stock	39.2%	39.7%
Expected dividend yield on the Company’s stock	0.0%	0.0%

As of  September 30, 2019, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$3.1	2.9
Restricted stock awards	7.1	2.8
Performance stock awards	3.8	2.1
Total	$14.0	2.6

Note 6: Restructuring Activities

The Company’s restructuring actions during the first six months of fiscal 2020 consisted primarily of targeted headcount reductions in Europe and the Americas within the VTS segment and plant consolidation activities.  The headcount reductions support the Company’s objective to reduce operational and selling, general and administrative (“SG&A”) cost structures.  In addition, the Company is in the process of transferring product lines associated with the merger of its North American coils business into the CIS segment in order to accelerate operational improvements and organizational efficiencies.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Restructuring and repositioning expenses were as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Employee severance and related benefits	$1.8	$-	$3.3	$0.1
Other restructuring and repositioning expenses	0.5	-	0.8	0.1
Total	$2.3	$-	$4.1	$0.2

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended September 30,
	2019	2018
Beginning balance	$7.8	$4.8
Additions	1.8	-
Payments	(2.0)	(1.4)
Effect of exchange rate changes	(0.2)	-
Ending balance	$7.4	$3.4

	Six months ended September 30,
	2019	2018
Beginning balance	$10.0	$11.0
Additions	3.3	0.1
Payments	(5.7)	(7.2)
Effect of exchange rate changes	(0.2)	(0.5)
Ending balance	$7.4	$3.4

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Equity in earnings of non-consolidated affiliate (a)	$0.1	$0.2	$0.2	$0.4
Interest income	0.1	0.1	0.2	0.3
Foreign currency transactions (b)	(0.8)	(0.1)	(1.4)	(0.9)
Net periodic benefit cost (c)	(0.7)	(0.7)	(1.4)	(1.4)
Total other expense - net	$(1.3)	$(0.5)	$(2.4)	$(1.6)

(a)	The amounts reported in fiscal 2020 include a $0.1 million gain recorded as a result of the Company's sale of its ownership interest in NEX. See Note 1 for additional information.
(b)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.

(c)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was (336.4) percent and (144.9) percent, respectively.  The Company’s effective tax rate for the six months ended September 30, 2019 and 2018 was 66.0 percent and (41.3) percent, respectively.  The effective tax rates for the fiscal 2019 periods were favorably impacted by income tax benefits of $10.8 million related to the Company’s accounting for the Tax Cuts and Jobs Act (the “Tax Act”) and income tax benefits of $13.6 million related to the recognition of tax assets for foreign tax credits. In fiscal 2019, the effective tax rate was also favorably impacted by an income tax benefit recorded for a manufacturing deduction in the United States. Compared with the prior year, the Company’s effective tax rate for fiscal 2020 was negatively impacted by the global intangible low taxed income (“GILTI”) provision of the Tax Act, changes in the mix of foreign and domestic earnings, and changes in the valuation allowances in certain jurisdictions.
As of September 30, 2019, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $37.6 million and valuation allowances against certain U.S. deferred tax assets totaled $7.4 million, as it is more likely than not these assets will not be realized based upon historical financial results.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2020.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 9: Earnings Per Share
The components of basic and diluted earnings per share were as follows:

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Net (loss) earnings attributable to Modine	$(4.7)	$38.5	$3.3	$60.5
Less: Undistributed earnings attributable to unvested shares	-	(0.1)	-	(0.2)
Net (loss) earnings available to Modine shareholders	$(4.7)	$38.4	$3.3	$60.3

Weighted-average shares outstanding - basic	50.8	50.5	50.8	50.4
Effect of dilutive securities	-	0.9	0.3	0.9
Weighted-average shares outstanding - diluted	50.8	51.4	51.1	51.3

(Loss) earnings per share:
Net (loss) earnings per share - basic	$(0.09)	$0.76	$0.07	$1.19
Net (loss) earnings per share - diluted	$(0.09)	$0.75	$0.06	$1.18

For the three and six months ended September 30, 2019, the calculation of diluted earnings per share excluded 0.9 million and 0.8 million stock options, respectively, because they were anti-dilutive. For both the three and six months ended September 30, 2018, the calculation of diluted earnings per share excluded 0.4 million stock options because they were anti-dilutive. For the three months ended September 30, 2019, the total number of potentially-dilutive securities was 0.3 million. However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$32.3	$41.7
Restricted cash	6.4	0.5
Total cash, cash equivalents and restricted cash	$38.7	$42.2

As of September 30, 2019, the Company reported $6.1 million of restricted cash within other current assets in the consolidated balance sheet, which primarily consists of a short-term deposit associated with a legal entity restructuring in Europe.  The Company reported $0.3 million and $0.5 million of restricted cash as of September 30, 2019 and March 31, 2019, respectively, within other noncurrent assets in the consolidated balance sheets. These noncurrent restricted cash balances consist primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 11: Inventories

Inventories consisted of the following:

	September 30, 2019	March 31, 2019
Raw materials	$133.8	$122.8
Work in process	36.5	32.2
Finished goods	52.3	45.7
Total inventories	$222.6	$200.7

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	September 30, 2019	March 31, 2019
Land	$20.1	$20.7
Buildings and improvements (10-40 years)	281.6	285.9
Machinery and equipment (3-15 years)	863.9	848.7
Office equipment (3-10 years)	93.5	92.0
Construction in progress	42.3	57.4
	1,301.4	1,304.7
Less: accumulated depreciation	(835.7)	(820.0)
Net property, plant and equipment	$465.7	$484.7

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	CIS	BHVAC	Total
Goodwill, March 31, 2019	$0.5	$153.9	$14.1	$168.5
Effect of exchange rate changes	-	(1.7)	(0.7)	(2.4)
Goodwill, September 30, 2019	$0.5	$152.2	$13.4	$166.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Intangible assets consisted of the following:

	September 30, 2019			March 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Value	Amortization	Assets	Value	Amortization	Assets
Customer relationships	$60.5	$(10.7)	$49.8	$61.5	$(9.1)	$52.4
Trade names	58.2	(14.7)	43.5	58.9	(13.5)	45.4
Acquired technology	23.5	(6.5)	17.0	23.9	(5.5)	18.4
Total intangible assets	$142.2	$(31.9)	$110.3	$144.3	$(28.1)	$116.2

The Company recorded amortization expense of $2.2 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded amortization expense of $4.4 million and $4.6 million for the six months ended September 30, 2019 and 2018, respectively. The Company estimates that it will record $4.4 million of amortization expense during the remainder of fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2025.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended September 30,
	2019	2018
Beginning balance	$9.1	$8.7
Warranties recorded at time of sale	1.2	1.3
Adjustments to pre-existing warranties	(0.3)	0.2
Settlements	(1.7)	(1.8)
Effect of exchange rate changes	(0.2)	(0.1)
Ending balance	$8.1	$8.3

	Six months ended September 30,
	2019	2018
Beginning balance	$9.2	$9.3
Warranties recorded at time of sale	2.6	2.7
Adjustments to pre-existing warranties	(0.9)	(0.2)
Settlements	(2.6)	(3.1)
Effect of exchange rate changes	(0.2)	(0.4)
Ending balance	$8.1	$8.3

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 15: Leases

Effective April 1, 2019, the Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases on its consolidated balance sheet. The condensed consolidated financial statements for the three and six months ended September 30, 2019 reflect the adoption of this new guidance; however, the comparable prior-year periods have not been adjusted. See Note 1 for additional information regarding the Company’s adoption of the new guidance.

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

The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings. In addition, the Company leases certain manufacturing and IT equipment and vehicles.  The Company’s most significant leases have remaining lease terms of 1 to 15 years. Certain leases contain renewal options for varying periods, which are at the Company’s discretion. If reasonably certain of exercise, the Company includes the renewal periods within the calculation of ROU assets and lease liabilities.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheet.

	Balance Sheet Location	September 30, 2019
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$64.7
Finance lease ROU assets (a)	Property, plant and equipment - net	8.6

Lease Liabilities
Operating lease liabilities	Other current liabilities	$10.1
Operating lease liabilities	Other noncurrent liabilities	53.1
Finance lease liabilities	Long-term debt - current portion	0.3
Finance lease liabilities	Long-term debt	3.5

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $1.5 million as of September 30, 2019.

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

The components of lease expense were as follows:

	Three months ended September 30, 2019	Six months ended September 30, 2019
Operating lease expense (a)	$5.2	$10.4
Finance lease expense:
Depreciation of ROU assets	0.1	0.2
Interest on lease liabilities	0.1	0.1
Total lease expense	$5.4	$10.7

(a)
For the three and six months ended September 30, 2019, operating lease expense included short-term lease expense of $1.0 million and $1.9 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Supplemental Cash Flow Information

	Three months ended September 30, 2019	Six months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4.2	$7.9
Financing cash flows for finance leases	0.1	0.2

ROU assets obtained in exchange for lease liabilities
Operating leases	$5.1	$5.4
Finance leases	0.1	0.1

Lease Term and Discount Rates

September 30, 2019
Weighted-average remaining lease term:
Operating leases	9.3 years
Finance leases	9.3 years

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	4.8%

Maturity of Lease Liabilities under New Lease Accounting Guidance
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at September 30, 2019:

Fiscal Year	Operating Leases	Finance Leases
Remainder of fiscal 2020	$6.0	$0.3
2021	12.1	0.5
2022	10.6	0.5
2023	8.6	0.5
2024	6.1	0.5
2025 and beyond	31.1	2.4
Total lease payments	74.5	4.7
Less: Interest	(11.3)	(0.9)
Present value of lease liabilities	$63.2	$3.8

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

Note 16: Indebtedness

In June 2019, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024, which modified the Company’s then-existing revolver that would have expired in November 2021.   As a result of the credit agreement modification, the Company deferred debt issuance costs of $1.1 million, which will be amortized over the term of the debt.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities.  At September 30, 2019, the Company’s term loan borrowings totaled $195.4 million, with repayments continuing into fiscal 2025.  These term loans replaced the previously-existing term loans with repayments scheduled through fiscal 2022.  Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At September 30, 2019, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 3.4 percent and 3.3 percent, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Long-term debt consisted of the following:

	Fiscal year of maturity	September 30, 2019	March 31, 2019
Term loans	2025	$195.4	$238.4
6.8% Senior Notes	2021	77.0	85.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)	-	7.1	14.3
		329.5	387.7
Less: current portion		(93.6)	(48.6)
Less: unamortized debt issuance costs		(3.7)	(4.0)
Total long-term debt		$232.2	$335.1

(a)	Other long-term debt primarily includes borrowings by foreign subsidiaries and finance lease obligations.

Long-term debt matures as follows:

Fiscal Year
Remainder of 2020	$15.9
2021	84.5
2022	21.6
2023	21.6
2024	21.6
2025 & beyond	164.3
Total	$329.5

As of September 30, 2019 and March 31, 2019, the Company reported its revolving credit facility borrowings of $111.7 million and $47.1 million, respectively, as short-term debt on the consolidated balance sheets.  At September 30, 2019, domestic letters of credit totaled $5.3 million, resulting in available borrowings under the Company’s revolving credit facility of $133.0 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at September 30, 2019 and March 31, 2019 of $27.7 million and $18.9 million, respectively.

Provisions in the Company’s credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of September 30, 2019.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of September 30, 2019 and March 31, 2019, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $129.6 million and $137.2 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil. These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. The accruals for these environmental matters totaled $18.6 million and $18.9 million as of September 30, 2019 and March 31, 2019, respectively. As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

Other Litigation
In the normal course of business, the Company and its subsidiaries are named as defendants in various lawsuits and enforcement proceedings by private parties, governmental agencies and/or others in which claims are asserted against Modine.  The Company believes that any additional loss in excess of amounts already accrued would not have a material effect on the Company’s consolidated balance sheet, results of operations, and cash flows.  In addition, management expects that the liabilities which may ultimately result from such lawsuits or proceedings, if any, would not have a material adverse effect on the Company’s financial position.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended September 30, 2019				Six months ended September 30, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(40.7)	$(135.2)	$(0.3)	$(176.2)	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive loss before reclassifications	(18.7)	-	(0.6)	(19.3)	(16.8)	-	(1.6)	(18.4)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	2.8	-	2.8
Realized losses - net (b)	-	-	0.3	0.3	-	-	0.2	0.2
Foreign currency translation gains (c)	(0.6)	-	-	(0.6)	(0.6)	-	-	(0.6)
Income taxes	-	(0.3)	0.1	(0.2)	-	(0.6)	0.4	(0.2)
Total other comprehensive income (loss)	(19.3)	1.1	(0.2)	(18.4)	(17.4)	2.2	(1.0)	(16.2)

Ending balance	$(60.0)	$(134.1)	$(0.5)	$(194.6)	$(60.0)	$(134.1)	$(0.5)	$(194.6)

	Three months ended September 30, 2018				Six months ended September 30, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(30.2)	$(133.9)	$0.5	$(163.6)	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive loss before reclassifications	(6.1)	-	(0.7)	(6.8)	(30.8)	-	(0.2)	(31.0)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	2.6	-	2.6
Foreign currency translation losses (d)	0.8	-	-	0.8	0.8	-	-	0.8
Income taxes	-	(0.3)	0.2	(0.1)	-	(0.6)	0.1	(0.5)
Total other comprehensive income (loss)	(5.3)	1.0	(0.5)	(4.8)	(30.0)	2.0	(0.1)	(28.1)

Ending balance	$(35.5)	$(132.9)	$-	$(168.4)	$(35.5)	$(132.9)	$-	$(168.4)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 4 for additional information about the Company’s pension plans.

(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.
(c)	As a result of the sale of its investment in NEX during the second quarter of fiscal 2020, the Company wrote off $0.6 million of accumulated foreign currency translation gains.
(d)	As a result of the sale of a business in South Africa during the second quarter of fiscal 2019, the Company wrote off $0.8 million of accumulated foreign currency translation losses.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 19: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended September 30,
	2019			2018
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$288.8	$10.5	$299.3	$321.5	$14.1	$335.6
CIS	155.7	1.0	156.7	177.4	0.8	178.2
BHVAC	55.7	0.3	56.0	50.0	0.7	50.7
Segment total	500.2	11.8	512.0	548.9	15.6	564.5
Corporate and eliminations	-	(11.8)	(11.8)	-	(15.6)	(15.6)
Net sales	$500.2	$-	$500.2	$548.9	$-	$548.9

	Six months ended September 30,
	2019			2018
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$601.4	$24.4	$625.8	$659.8	$28.6	$688.4
CIS	323.6	1.9	325.5	360.9	1.2	362.1
BHVAC	104.2	0.8	105.0	94.3	1.4	95.7
Segment total	1,029.2	27.1	1,056.3	1,115.0	31.2	1,146.2
Corporate and eliminations	-	(27.1)	(27.1)	-	(31.2)	(31.2)
Net sales	$1,029.2	$-	$1,029.2	$1,115.0	$-	$1,115.0

	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
VTS	$35.3	11.8%	$44.6	13.3%	$80.3	12.8%	$98.6	14.3%
CIS	22.9	14.6%	28.3	15.9%	47.2	14.5%	56.9	15.7%
BHVAC	17.7	31.7%	15.0	29.5%	31.4	29.9%	26.6	27.8%
Segment total	75.9	14.8%	87.9	15.6%	158.9	15.0%	182.1	15.9%
Corporate and eliminations	(0.2)	-	-	-	0.2	-	0.1	-
Gross profit	$75.7	15.1%	$87.9	16.0%	$159.1	15.5%	$182.2	16.3%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Operating income:
VTS	$7.4	$14.1	$24.7	$39.6
CIS	8.5	12.9	17.5	26.1
BHVAC	8.8	4.8	14.1	8.0
Segment total	24.7	31.8	56.3	73.7
Corporate and eliminations	(18.7)	(9.0)	(32.2)	(16.1)
Operating income	$6.0	$22.8	$24.1	$57.6

	September 30, 2019	March 31, 2019
Total assets: (a)
VTS	$755.3	$749.9
CIS	612.8	604.2
BHVAC	103.4	89.4
Corporate and eliminations	93.0	94.5
Total assets	$1,564.5	$1,538.0

(a)
The Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of operating lease assets on its consolidated balance sheet on April 1, 2019.  See Note 1 for additional information.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company. Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended September 30, 2019 was the second quarter of fiscal 2020.

Second Quarter Highlights

Net sales in the second quarter of fiscal 2020 decreased $48.7 million, or 9 percent, from the second quarter of fiscal 2019, primarily due to lower sales in our Vehicular Thermal Solutions (“VTS”) and Commercial and Industrial Solutions (“CIS”) operating segments, partially offset by higher sales in our Building HVAC Systems (“BHVAC”) segment.  Cost of sales decreased $36.5 million, or 8 percent from the second quarter of fiscal 2019, primarily due to lower sales volume.  Gross profit decreased $12.2 million and gross margin declined 90 basis points to 15.1 percent.  Selling, general and administrative (“SG&A”) expenses increased $4.0 million, primarily due to $11.9 million of costs associated with our review of strategic alternatives for the VTS segment’s automotive business.  Operating income during the second quarter of fiscal 2020 decreased $16.8 million to $6.0 million, primarily due to lower gross profit and higher SG&A expenses.

Year-to-date Highlights

Net sales in the first six months of fiscal 2020 decreased $85.8 million, or 8 percent, from the same period last year, primarily due to lower sales in our VTS and CIS operating segments, partially offset by higher sales in our BHVAC segment.  Cost of sales decreased $62.7 million, or 7 percent, from the same period last year, primarily due to lower sales volume.  Gross profit decreased $23.1 million and gross margin declined 80 basis points to 15.5 percent.  SG&A expenses increased $8.2 million, primarily due to $20.2 million of costs associated with our review of strategic alternatives for the VTS segment’s automotive business.  Operating income during the first six months of fiscal 2020 decreased $33.5 million to $24.1 million, primarily due to lower gross profit and higher SG&A expenses.

We previously announced our evaluation of strategic alternatives for the automotive business within our VTS segment and that we are engaged in a formal sale process with potential buyers.  While the sale process is taking longer than anticipated due to challenging economic conditions, we are working diligently towards a sale of the automotive business.  We remain committed to our strategy of becoming a more diversified industrial company and executing on the best strategic alternative for the automotive business in order to both optimize our VTS segment’s financial performance and maximize shareholder value.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and six months ended September 30, 2019 and 2018:

	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$500.2	100.0%	$548.9	100.0%	$1,029.2	100.0%	$1,115.0	100.0%
Cost of sales	424.5	84.9%	461.0	84.0%	870.1	84.5%	932.8	83.7%
Gross profit	75.7	15.1%	87.9	16.0%	159.1	15.5%	182.2	16.3%
Selling, general and administrative expenses	67.4	13.5%	63.4	11.5%	130.9	12.7%	122.7	11.0%
Restructuring expenses	2.3	0.4%	-	-	4.1	0.4%	0.2	-
Loss on sale of assets	-	-	1.7	0.3%	-	-	1.7	0.1%
Operating income	6.0	1.2%	22.8	4.2%	24.1	2.3%	57.6	5.2%
Interest expense	(5.8)	-1.1%	(6.5)	-1.2%	(11.7)	-1.1%	(12.7)	-1.1%
Other expense – net	(1.3)	-0.3%	(0.5)	-0.1%	(2.4)	-0.2%	(1.6)	-0.1%
(Loss) earnings before income taxes	(1.1)	-0.2%	15.8	2.9%	10.0	1.0%	43.3	3.9%
(Provision) benefit for income taxes	(3.7)	-0.7%	22.9	4.2%	(6.6)	-0.6%	17.9	1.6%
Net (loss) earnings	$(4.8)	-1.0%	$38.7	7.1%	$3.4	0.3%	$61.2	5.5%

Comparison of Three Months Ended September 30, 2019 and 2018

Second quarter net sales of $500.2 million were $48.7 million, or 9 percent, lower than the second quarter of the prior year, primarily due to lower sales in our VTS and CIS segments and a $10.9 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.  Sales decreased $36.3 million and $21.5 million in our VTS and CIS segments, respectively.  Sales increased $5.3 million in our BHVAC segment.

Second quarter cost of sales decreased $36.5 million, or 8 percent, primarily due to lower sales volume and a $9.4 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 90 basis points to 84.9 percent and was negatively impacted by approximately 90 basis points due to higher labor and inflationary costs and, to a lesser extent, by unfavorable customer pricing and sales mix.  These negative impacts were partially offset by favorable material costs, which impacted costs of sales by approximately 50 basis points.

As a result of lower sales and higher cost of sales as a percentage of sales, second quarter gross profit decreased $12.2 million and gross margin declined 90 basis points to 15.1 percent.

Second quarter SG&A expenses increased $4.0 million.  The increase in SG&A expenses was primarily due to $11.9 million of costs recorded at Corporate associated with our review of strategic alternatives for the VTS segment’s automotive business, which primarily related to third-party professional services and included costs incurred in the process of preparing for a potential sale of the automotive business assets.  This increase was partially offset by lower compensation-related expenses, which decreased approximately $3.0 million, lower environmental charges related to a previously-owned manufacturing facility in the U.S, which decreased approximately $2.0 million, and a $1.0 million favorable impact from foreign currency exchange rate changes.

Restructuring expenses totaled $2.3 million in the second quarter of fiscal 2020 and primarily consisted of severance expenses in the VTS segment.

Operating income of $6.0 million in the second quarter of fiscal 2020 decreased $16.8 million compared with the second quarter of fiscal 2019.  This decrease was primarily due to $11.9 million of costs associated with our review of strategic alternatives for our automotive business and lower earnings in our VTS and CIS segments, which decreased $6.7 million and $4.4 million, respectively, partially offset by higher earnings in our BHVAC segment, which increased $4.0 million.

The provision for income taxes was $3.7 million in the second quarter of fiscal 2020, compared with a benefit for income taxes of $22.9 million during the same period in the prior year.  The $26.6 million change was primarily due to income tax benefits totaling $24.4 million recorded during the prior year resulting from our accounting for the Tax Cuts and Jobs Act (the “Tax Act”) and the recognition of tax assets for foreign tax credits.

Comparison of Six Months Ended September 30, 2019 and 2018

Fiscal 2020 year-to-date net sales of $1,029.2 million were $85.8 million, or 8 percent, lower than the same period last year, primarily due to lower sales in our VTS and CIS segments and a $28.7 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.  Sales decreased $62.6 million and $36.6 million in our VTS and CIS segments, respectively.  Sales increased $9.3 million in our BHVAC segment.

Fiscal 2020 year-to-date cost of sales of $870.1 million decreased $62.7 million, or 7 percent, primarily due to lower sales volume and a $24.5 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 80 basis points to 84.5 percent and was negatively impacted by approximately 90 basis points due to higher labor and inflationary costs and, to a lesser extent, by unfavorable customer pricing and sales mix.  These negative impacts were partially offset by favorable material costs, which impacted costs of sales by approximately 30 basis points.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of lower sales and higher cost of sales as a percentage of sales, fiscal 2020 year-to-date gross profit decreased $23.1 million and gross margin declined 80 basis points to 15.5 percent.

Fiscal 2020 year-to-date SG&A expenses increased $8.2 million.  The increase in SG&A expenses was primarily due to $20.2 million of costs associated with our review of strategic alternatives for our automotive business, which primarily related to third-party professional services and included costs incurred in the process of preparing for a potential sale of the automotive business assets.  This increase was partially offset by lower compensation-related expenses, which decreased approximately $6.0 million, lower environmental charges related to a previously-owned manufacturing facility in the U.S, which decreased approximately $3.0 million, and a $2.6 million favorable impact from foreign currency exchange rate changes.

Restructuring expenses of $4.1 million during the first six months of fiscal 2020 increased $3.9 million compared with the same period last year, primarily due to higher severance expenses in our VTS segment.

Operating income of $24.1 million during the first six months of fiscal 2020, decreased $33.5 million compared with the same period last year.  This decrease was primarily due to the $20.2 million of costs associated with our review of strategic alternatives for our automotive business and lower earnings in our VTS and CIS segments, which decreased $14.9 million and $8.6 million, respectively, partially offset by higher earnings in our BHVAC segment, which increased $6.1 million.

The provision for income taxes was $6.6 million during the first six months of fiscal 2020, compared with a benefit for income taxes of $17.9 million during the same period in the prior year.  The $24.5 million change was primarily due to income tax benefits totaling $24.4 million recorded during the prior year resulting from our accounting for the Tax Act and the recognition of tax assets for foreign tax credits.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and six months ended September 30, 2019 and 2018:

Vehicular Thermal Solutions
	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$299.3	100.0%	$335.6	100.0%	$625.8	100.0%	$688.4	100.0%
Cost of sales	264.0	88.2%	291.0	86.7%	545.5	87.2%	589.8	85.7%
Gross profit	35.3	11.8%	44.6	13.3%	80.3	12.8%	98.6	14.3%
Selling, general and administrative expenses	26.0	8.7%	30.5	9.1%	52.1	8.3%	58.9	8.5%
Restructuring expenses	1.9	0.6%	-	-	3.5	0.6%	0.1	-
Operating income	$7.4	2.5%	$14.1	4.2%	$24.7	3.9%	$39.6	5.8%

Comparison of Three Months Ended September 30, 2019 and 2018

VTS net sales decreased $36.3 million, or 11 percent, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to lower sales volume, a $6.6 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to global off-highway and commercial vehicle customers decreased $17.3 million and $14.0 million, respectively.

VTS cost of sales decreased $27.0 million, or 9 percent, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to lower sales volume and a $5.8 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 150 basis points to 88.2 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales by approximately 100 basis points and 70 basis points, respectively.  Higher depreciation costs, primarily resulting from recent manufacturing capacity expansion in China and Hungary, also negatively impacted cost of sales to a lesser extent.  These negative impacts were partially offset by favorable material costs, which impacted cost of sales by approximately 90 basis points, and improved operating efficiencies.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $9.3 million and gross margin declined 150 basis points to 11.8 percent.

SG&A expenses decreased $4.5 million, or 40 basis points as a percentage of sales, primarily due to lower compensation-related expenses, which decreased approximately $2.0 million, lower environmental charges related to a previously-owned manufacturing facility in the U.S, which decreased approximately $2.0 million, and a $0.5 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses during the second quarter of fiscal 2020 totaled $1.9 million and primarily consisted of severance expenses resulting from targeted headcount reductions in Europe and in the Americas.

Operating income decreased $6.7 million to $7.4 million during the second quarter, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Comparison of Six Months Ended September 30, 2019 and 2018

VTS year-to-date net sales decreased $62.6 million, or 9 percent, from the same period last year, primarily due to lower sales volume, an $18.7 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to customers in Europe decreased $38.6 million and sales to off-highway customers in Asia and North America decreased $14.5 million and $7.2 million, respectively.

VTS year-to-date cost of sales decreased $44.3 million, or 8 percent, primarily due to lower sales volume and a $16.1 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 150 basis points to 87.2 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales by approximately 100 basis points and 70 basis points, respectively.  These negative impacts were partially offset by favorable material costs, which impacted cost of sales by approximately 50 basis points, and improved operating efficiencies.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $18.3 million and gross margin declined 150 basis points to 12.8 percent.

VTS year-to-date SG&A expenses decreased $6.8 million, or 20 basis points as a percentage of sales, primarily due to lower compensation-related expenses, which decreased approximately $4.0 million, lower environmental charges related to a previously-owned manufacturing facility in the U.S, which decreased approximately $3.0 million, and a $1.5 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses increased $3.4 million, primarily due to higher severance expenses resulting from targeted headcount reductions in Europe and in the Americas during the current year.

Operating income decreased $14.9 million to $24.7 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Commercial and Industrial Solutions
	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$156.7	100.0%	$178.2	100.0%	$325.5	100.0%	$362.1	100.0%
Cost of sales	133.8	85.4%	149.9	84.1%	278.3	85.5%	305.2	84.3%
Gross profit	22.9	14.6%	28.3	15.9%	47.2	14.5%	56.9	15.7%
Selling, general and administrative expenses	14.0	9.0%	15.4	8.7%	29.1	8.9%	30.7	8.5%
Restructuring expenses	0.4	0.2%	-	-	0.6	0.2%	0.1	-
Operating income	$8.5	5.4%	$12.9	7.2%	$17.5	5.4%	$26.1	7.2%

Comparison of Three Months Ended September 30, 2019 and 2018

CIS net sales decreased $21.5 million, or 12 percent, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to lower sales volume and a $3.3 million unfavorable impact of foreign currency exchange rate changes.  Sales to commercial HVAC&R and data center cooling customers decreased $11.7 million and $9.3 million, respectively.

CIS cost of sales decreased $16.1 million, or 11 percent from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to lower sales volume and a $2.8 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 130 basis points to 85.4 percent, primarily due to the unfavorable impact of lower sales volume and unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $5.4 million and gross margin declined 130 basis points to 14.6 percent.

SG&A expenses decreased $1.4 million compared with the prior year yet increased 30 basis points as a percentage of sales.  The decrease in SG&A was primarily due to lower compensation-related expenses, which decreased approximately $1.0 million, and cost-control initiatives.

Operating income decreased $4.4 million to $8.5 million during the second quarter, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Comparison of Six Months Ended September 30, 2019 and 2018

CIS year-to-date net sales decreased $36.6 million, or 10 percent, from the same period last year, primarily due to lower sales volume and a $7.9 million unfavorable impact of foreign currency exchange rate changes.  Sales to data center cooling and commercial HVAC&R customers decreased $19.2 million and $16.1 million, respectively.

CIS year-to-date cost of sales decreased $26.9 million, or 9 percent, primarily due to lower sales volume and a $6.8 million favorable foreign currency exchange rate impact.  As a percentage of sales, cost of sales increased 120 basis points to 85.5 percent, primarily due to the unfavorable impact of lower sales volume and unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $9.7 million and gross margin declined 120 basis points to 14.5 percent.

CIS year-to-date SG&A expenses decreased $1.6 million compared with the prior year yet increased 40 basis points as a percentage of sales.  The decrease in SG&A was primarily due to a $0.7 million favorable impact of foreign currency exchange rate changes, cost-control initiatives, and lower compensation-related expenses.

Operating income decreased $8.6 million to $17.5 million, primarily due to lower gross profit.

Building HVAC Systems
	Three months ended September 30,				Six months ended September 30,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$56.0	100.0%	$50.7	100.0%	$105.0	100.0%	$95.7	100.0%
Cost of sales	38.3	68.3%	35.7	70.5%	73.6	70.1%	69.1	72.2%
Gross profit	17.7	31.7%	15.0	29.5%	31.4	29.9%	26.6	27.8%
Selling, general and administrative expenses	8.9	15.9%	8.5	16.7%	17.3	16.5%	16.9	17.7%
Loss on sale of assets	-	-	1.7	3.4%	-	-	1.7	1.8%
Operating income	$8.8	15.8%	$4.8	9.4%	$14.1	13.4%	$8.0	8.3%

Comparison of Three Months Ended September 30, 2019 and 2018

BHVAC net sales increased $5.3 million, or 10 percent, from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to higher sales volume, partially offset by a $1.0 million unfavorable impact of foreign currency exchange rate changes.  Sales of ventilation and heating products in North America increased $3.6 million and $2.8 million, respectively.

BHVAC cost of sales increased $2.6 million, or 7 percent from the second quarter of fiscal 2019 to the second quarter of fiscal 2020, primarily due to higher sales volume, partially offset by a $0.9 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 220 basis points to 68.3 percent and was positively impacted by favorable sales mix and customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $2.7 million and gross margin improved 220 basis points to 31.7 percent.

SG&A expenses increased $0.4 million from the prior year, yet decreased 80 basis points as a percentage of sales.

During the second quarter of fiscal 2019, we sold our business in South Africa and, as a result, recorded a loss of $1.7 million.

Operating income of $8.8 million increased $4.0 million, primarily due to higher gross profit and the loss on sale of the South African business in the prior year.

Comparison of Six Months Ended September 30, 2019 and 2018

BHVAC year-to-date net sales increased $9.3 million, or 10 percent from the same period last year, primarily due to higher sales volume, partially offset by a $2.1 million unfavorable impact of foreign currency exchange rate changes.  Sales of ventilation and heating products in North America increased $6.9 million and $3.8 million, respectively.

BHVAC year-to-date cost of sales increased $4.5 million, or 7 percent from the same period last year, primarily due to higher sales volume, partially offset by a $1.8 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 210 basis points to 70.1 percent, primarily due to favorable sales mix and customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $4.8 million and gross margin improved 210 basis points to 29.9 percent.

BHVAC year-to-date SG&A expenses increased $0.4 million from the prior year yet decreased 120 basis points as a percentage of sales.

Operating income of $14.1 million increased $6.1 million, primarily due to higher gross profit and the loss on sale of our South African business in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of September 30, 2019 of $32.3 million, and an available borrowing capacity of $133.0 million under our revolving credit facility.  Given our extensive international operations, approximately $29.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries. Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the six months ended September 30, 2019 was $17.5 million, which represents a $19.2 million decrease compared with $36.7 million of net cash provided by operating activities during the same period in the prior year.  This decrease in operating cash flow was primarily due to lower operating earnings in the current year and payments associated with our strategic review of alternatives for the VTS segment’s automotive business, partially offset by favorable net changes in working capital.  The favorable changes in working capital during the first six months of fiscal 2020, compared with the same period in the prior year, included lower employee benefit and incentive compensation payments.  Capital expenditures of $41.4 million during the first six months of fiscal 2020 increased $3.5 million compared with the same period in the prior year, primarily due to capital investments associated with preparing for the potential sale of our automotive business.

Debt

Our debt agreements require us to maintain compliance with various covenants.  As specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of September 30, 2019, our leverage ratio and interest coverage ratio were 2.3 and 8.7, respectively.  We were in compliance with our debt covenants as of September 30, 2019 and expect to remain in compliance during the balance of fiscal 2020 and beyond.

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

•
Our ability to effectively and efficiently reduce our cost structure in response to sales volume declines and to complete restructuring activities and realize the anticipated benefits of those activities;

•
Costs and other effects of the investigation and remediation of environmental contamination; particularly when related to the actions or inactions of others and/or facilities over which we have no control;

•	Our ability to recruit and maintain talent, including personnel in managerial, leadership and administrative functions, in light of tight global labor markets;

•	Our ability to protect our proprietary information and intellectual property from theft or attack by internal or external sources;

•	The impact of any substantial disruption or material breach of our information technology systems, and any related delays, problems or costs;

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

Strategic Risks:

•
Our ability to successfully realize anticipated benefits from our increased “industrial” market presence, with our CIS and BHVAC businesses, while maintaining appropriate focus on the market opportunities presented by our VTS business;

•
Our ability to successfully separate and sell our automotive business within our VTS segment at a price that is sufficient to maximize the value of the business, and in order to optimize the segment’s future financial performance;

•	Our ability to identify and execute growth and diversification opportunities in order to position us for long-term success; and

•	The potential impacts from unanticipated actions by activist shareholders, including disruption of our business and related costs.

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
10.1	Form of Fiscal 2020 Modine Non-Employee Director Restricted Stock Unit Award Agreement		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: November 8, 2019

* Executing as both the principal financial officer and a duly authorized officer of the Company