Form 10-Q
period 2019-12-31
MODINE MANUFACTURING CO
filed 2020-02-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant's common stock, $0.625 par value, was 50,807,721 at January 31, 2020.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended December 31, 2019 and 2018
(In millions, except per share amounts)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net sales	$473.4	$541.0	$1,502.6	$1,656.0
Cost of sales	399.9	449.3	1,270.0	1,382.1
Gross profit	73.5	91.7	232.6	273.9
Selling, general and administrative expenses	63.5	57.2	194.4	179.9
Restructuring expenses	2.6	0.5	6.7	0.7
Impairment charge	-	0.4	-	0.4
(Gain) loss on sale of assets	(0.8)	-	(0.8)	1.7
Operating income	8.2	33.6	32.3	91.2
Interest expense	(5.6)	(6.2)	(17.3)	(18.9)
Other income (expense) – net	0.1	(0.5)	(2.3)	(2.1)
Earnings before income taxes	2.7	26.9	12.7	70.2
(Provision) benefit for income taxes	(1.7)	(8.6)	(8.3)	9.3
Net earnings	1.0	18.3	4.4	79.5
Net loss (earnings) attributable to noncontrolling interest	0.2	(0.3)	0.1	(1.0)
Net earnings attributable to Modine	$1.2	$18.0	$4.5	$78.5

Net earnings per share attributable to Modine shareholders:
Basic	$0.02	$0.36	$0.09	$1.55
Diluted	$0.02	$0.35	$0.09	$1.53

Weighted-average shares outstanding:
Basic	50.8	50.5	50.8	50.4
Diluted	51.1	51.2	51.1	51.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended December 31, 2019 and 2018
(In millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net earnings	$1.0	$18.3	$4.4	$79.5
Other comprehensive income (loss):
Foreign currency translation	14.0	(2.1)	(3.7)	(32.6)
Defined benefit plans, net of income taxes of $0.4, $0.3, $1.0 and $0.9 million	1.0	1.0	3.2	3.0
Cash flow hedges, net of income taxes of $0.2, ($0.2), ($0.2) and ($0.3) million	0.6	(0.9)	(0.4)	(1.0)
Total other comprehensive income (loss)	15.6	(2.0)	(0.9)	(30.6)

Comprehensive income	16.6	16.3	3.5	48.9
Comprehensive (income) loss attributable to noncontrolling interest	-	(0.3)	0.2	(0.5)
Comprehensive income attributable to Modine	$16.6	$16.0	$3.7	$48.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and March 31, 2019
(In millions, except per share amounts)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Cash and cash equivalents	$36.2	$41.7
Trade accounts receivable – net	283.7	338.6
Inventories	223.9	200.7
Other current assets	67.5	65.8
Total current assets	611.3	646.8
Property, plant and equipment – net	467.4	484.7
Intangible assets – net	109.5	116.2
Goodwill	168.4	168.5
Deferred income taxes	96.1	97.1
Other noncurrent assets	82.5	24.7
Total assets	$1,535.2	$1,538.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term debt	$101.2	$66.0
Long-term debt – current portion	16.2	48.6
Accounts payable	236.9	280.9
Accrued compensation and employee benefits	69.5	81.7
Other current liabilities	50.4	39.9
Total current liabilities	474.2	517.1
Long-term debt	330.3	335.1
Deferred income taxes	8.5	8.2
Pensions	95.5	101.7
Other noncurrent liabilities	83.7	34.8
Total liabilities	992.2	996.9
Commitments and contingencies (see Note 17)
Shareholders' equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.3 million and 52.8 million shares	33.2	33.0
Additional paid-in capital	243.7	238.6
Retained earnings	476.6	472.1
Accumulated other comprehensive loss	(179.2)	(178.4)
Treasury stock, at cost, 2.5 million and 2.1 million shares	(37.0)	(31.4)
Total Modine shareholders' equity	537.3	533.9
Noncontrolling interest	5.7	7.2
Total equity	543.0	541.1
Total liabilities and equity	$1,535.2	$1,538.0

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended December 31, 2019 and 2018
(In millions)
(Unaudited)

	Nine months ended December 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$4.4	$79.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	57.8	57.6
(Gain) loss on sale of assets	(0.8)	1.7
Impairment charge	-	0.4
Stock-based compensation expense	5.2	6.8
Deferred income taxes	0.2	(2.9)
Other – net	3.5	2.4
Changes in operating assets and liabilities:
Trade accounts receivable	52.6	23.8
Inventories	(23.6)	(31.2)
Accounts payable	(32.4)	(11.8)
Other assets and liabilities	(21.0)	(58.9)
Net cash provided by operating activities	45.9	67.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(58.2)	(58.7)
Proceeds from disposition of assets	6.5	0.2
Proceeds from sale of investment in affiliate	3.8	-
Other – net	0.8	0.8
Net cash used for investing activities	(47.1)	(57.7)

Cash flows from financing activities:
Borrowings of debt	614.5	189.2
Repayments of debt	(610.7)	(199.3)
Dividend paid to noncontrolling interest	(1.3)	(1.8)
Purchases of treasury stock under share repurchase program	(2.4)	(0.6)
Financing fees paid	(1.1)	-
Other – net	(2.9)	(3.8)
Net cash used for financing activities	(3.9)	(16.3)

Effect of exchange rate changes on cash	(0.5)	(2.3)
Net decrease in cash, cash equivalents and restricted cash	(5.6)	(8.9)

Cash, cash equivalents and restricted cash – beginning of period	42.2	40.3
Cash, cash equivalents and restricted cash – end of period	$36.6	$31.4

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended December 31, 2019 and 2018
(In millions)
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3
Net loss attributable to Modine	-	-	-	(4.7)	-	-	-	(4.7)
Other comprehensive loss	-	-	-	-	(18.4)	-	(0.2)	(18.6)
Stock-based compensation expense	-	-	2.7	-	-	-	-	2.7
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.1)	(0.1)
Balance, September 30, 2019	53.3	$33.2	$242.9	$475.4	$(194.6)	$(37.0)	$5.7	$525.6
Net earnings attributable to Modine	-	-	-	1.2	-	-	-	1.2
Other comprehensive income	-	-	-	-	15.4	-	0.2	15.6
Stock-based compensation expense	-	-	0.8	-	-	-	-	0.8
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(0.2)	(0.2)
Balance, December 31, 2019	53.3	$33.2	$243.7	$476.6	$(179.2)	$(37.0)	$5.7	$543.0

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non-controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2018	52.3	$32.7	$229.9	$394.9	$(140.3)	$(27.1)	$8.4	$498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings attributable to Modine	-	-	-	22.0	-	-	-	22.0
Other comprehensive loss	-	-	-	-	(23.3)	-	(0.4)	(23.7)
Stock options and awards	0.4	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(3.7)	-	(3.7)
Stock-based compensation expense	-	-	2.0	-	-	-	-	2.0
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.5	0.5
Balance, June 30, 2018	52.7	$32.9	$231.7	$409.3	$(163.6)	$(30.8)	$6.7	$486.2
Net earnings attributable to Modine	-	-	-	38.5	-	-	-	38.5
Other comprehensive loss	-	-	-	-	(4.8)	-	(0.1)	(4.9)
Stock options and awards	-	0.1	0.1	-	-	-	-	0.2
Stock-based compensation expense	-	-	3.2	-	-	-	-	3.2
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, September 30, 2018	52.7	$33.0	$235.0	$447.8	$(168.4)	$(30.8)	$6.8	$523.4
Net earnings attributable to Modine	-	-	-	18.0	-	-	-	18.0
Other comprehensive loss	-	-	-	-	(2.0)	-	-	(2.0)
Stock options and awards	-	(0.1)	0.1	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.6)	-	(0.6)
Stock-based compensation expense	-	-	1.6	-	-	-	-	1.6
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.3	0.3
Balance, December 31, 2018	52.7	$32.9	$236.7	$465.8	$(170.4)	$(31.4)	$7.1	$540.7

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements were prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States applied on a basis consistent with those principles used in the preparation of the annual consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) for the fiscal year ended March 31, 2019, except in regard to the new accounting guidance adopted, as described below. The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results for the first nine months of fiscal 2020 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine's Annual Report on Form 10-K for the year ended March 31, 2019.

Sale of facility in Germany
During the third quarter of fiscal 2020, the Company completed the sale of a previously-closed manufacturing facility in Germany for a selling price of $6.0 million.  As a result of this transaction, the Company recorded a gain of $0.8 million within the Vehicular Thermal Solutions segment.  The Company reported this gain within the gain on sale of assets line on the consolidated statements of operations.

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

Sale of AIAC Air Conditioning South Africa (Pty) Ltd.
During the second quarter of fiscal 2019, the Company completed the sale of its AIAC Air Conditioning South Africa (Pty) Ltd. business, which was reported within the Building HVAC Systems segment, for a selling price of $0.5 million.  As a result of this transaction, the Company recorded a loss of $1.7 million, which included the write-off of accumulated foreign currency translation losses of $0.8 million.  The Company reported this loss within the loss on sale of assets line on the consolidated statements of operations.  Annual net sales attributable to this disposed business were less than $2.0 million.

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

	Three months ended December 31, 2019				Three months ended December 31, 2018
	VTS	CIS	BHVAC	Segment Total	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$126.3	$-	$-	$126.3	$130.4	$-	$-	$130.4
Commercial vehicle	68.3	-	-	68.3	92.0	-	-	92.0
Off-highway	55.1	-	-	55.1	74.2	-	-	74.2
Commercial HVAC&R	-	104.3	53.1	157.4	-	114.6	53.2	167.8
Data center cooling	-	30.2	11.2	41.4	-	40.2	11.0	51.2
Industrial cooling	-	10.4	-	10.4	-	11.8	-	11.8
Other	22.2	2.6	0.6	25.4	26.7	0.4	-	27.1
Net sales	$271.9	$147.5	$64.9	$484.3	$323.3	$167.0	$64.2	$554.5

Geographic location:
Americas	$123.3	$78.1	$43.2	$244.6	$150.7	$96.0	$40.9	$287.6
Europe	102.9	57.6	21.7	182.2	124.9	59.8	23.3	208.0
Asia	45.7	11.8	-	57.5	47.7	11.2	-	58.9
Net sales	$271.9	$147.5	$64.9	$484.3	$323.3	$167.0	$64.2	$554.5

Timing of revenue recognition:
Products transferred at a point in time	$263.8	$119.3	$64.9	$448.0	$309.4	$128.7	$64.2	$502.3
Products transferred over time	8.1	28.2	-	36.3	13.9	38.3	-	52.2
Net sales	$271.9	$147.5	$64.9	$484.3	$323.3	$167.0	$64.2	$554.5

	Nine months ended December 31, 2019				Nine months ended December 31, 2018
	VTS	CIS	BHVAC	Segment Total	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$390.6	$-	$-	$390.6	$411.9	$-	$-	$411.9
Commercial vehicle	248.8	-	-	248.8	287.5	-	-	287.5
Off-highway	188.6	-	-	188.6	234.9	-	-	234.9
Commercial HVAC&R	-	351.1	137.2	488.3	-	377.5	130.6	508.1
Data center cooling	-	81.1	31.3	112.4	-	110.3	29.3	139.6
Industrial cooling	-	33.5	-	33.5	-	36.4	-	36.4
Other	69.7	7.3	1.4	78.4	77.4	4.9	-	82.3
Net sales	$897.7	$473.0	$169.9	$1,540.6	$1,011.7	$529.1	$159.9	$1,700.7

Geographic location:
Americas	$421.5	$261.2	$110.4	$793.1	$460.8	$304.0	$98.0	$862.8
Europe	340.0	173.7	59.5	573.2	400.6	187.0	61.9	649.5
Asia	136.2	38.1	-	174.3	150.3	38.1	-	188.4
Net sales	$897.7	$473.0	$169.9	$1,540.6	$1,011.7	$529.1	$159.9	$1,700.7

Timing of revenue recognition:
Products transferred at a point in time	$873.6	$395.6	$169.9	$1,439.1	$974.7	$426.2	$159.9	$1,560.8
Products transferred over time	24.1	77.4	-	101.5	37.0	102.9	-	139.9
Net sales	$897.7	$473.0	$169.9	$1,540.6	$1,011.7	$529.1	$159.9	$1,700.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	December 31, 2019	March 31, 2019
Contract assets	$22.3	$22.6
Contract liabilities	5.7	4.0

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $0.3 million decrease in contract assets during the first nine months of fiscal 2020 primarily resulted from a decrease in capitalized costs related to customer-owned tooling contracts, partially offset by an increase in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.7 million increase in contract liabilities during the first nine months of fiscal 2020 was primarily related to customer contracts for which payment had been received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $4.4 million and $6.0 million as of December 31, 2019 and March 31, 2019, respectively. The $1.6 million decrease in the fair value of the investments and deferred compensation obligations from March 31, 2019 was primarily due to participant withdrawals during the first nine months of fiscal 2020. The fair value of the Company’s long-term debt is disclosed in Note 16.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 4: Pensions

Pension cost included the following components:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	2.3	2.4	6.8	7.2
Expected return on plan assets	(3.0)	(3.1)	(8.9)	(9.2)
Amortization of unrecognized net loss	1.5	1.4	4.5	4.2
Net periodic benefit cost	$0.9	$0.9	$2.7	$2.6

During the nine months ended December 31, 2019 and 2018, the Company contributed $2.6 million and $4.6 million, respectively, to its U.S. pension plans.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $0.8 million and $1.6 million for the three months ended December 31, 2019 and 2018, respectively. The Company recognized stock-based compensation expense of $5.2 million and $6.8 million for the nine months ended December 31, 2019 and 2018, respectively. The performance component of awards granted under the Company’s long-term incentive plan during the first quarter of fiscal 2020 is based upon both a target three-year average cash flow return on invested capital and a target three-year average revenue growth at the end of the three-year performance period.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
The fair value of stock-based compensation awards granted during the nine months ended December 31, 2019 and 2018 were as follows:

	Nine months ended December 31,
	2019		2018
	Shares	Fair Value Per Award	Shares	Fair Value Per Award
Stock options	0.3	$5.56	0.2	$7.81
Restricted stock awards	0.3	$13.26	0.2	$17.90
Performance stock awards	0.3	$13.26	0.2	$17.90
Unrestricted stock awards	0.1	$14.50	0.1	$17.60

The Company used the following assumptions in determining fair value for stock options:

	Nine months ended December 31,
	2019	2018
Expected life of awards in years	6.3	6.3
Risk-free interest rate	2.2%	2.8%
Expected volatility of the Company's stock	39.2%	39.7%
Expected dividend yield on the Company's stock	0.0%	0.0%

As of December 31, 2019, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.8	2.7
Restricted stock awards	6.1	2.7
Performance stock awards	1.6	1.9
Total	$10.5	2.6

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 6: Restructuring Activities

The Company’s restructuring actions during the first nine months of fiscal 2020 consisted primarily of targeted headcount reductions and plant consolidation activities.  The headcount reductions support the Company’s objective to reduce operational and selling, general and administrative (“SG&A”) cost structures.  Also, in connection with the merger of its North American coils business into the CIS segment, the Company is in the process of transferring product lines in Mexico from a VTS manufacturing facility to a CIS manufacturing facility.

In January 2020, the Company approved additional headcount reductions in Europe and North America within the VTS segment and, as a result, expects to record approximately $4.0 million of severance expenses during the fourth quarter of fiscal 2020.

Restructuring and repositioning expenses were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Employee severance and related benefits	$2.2	$0.2	$5.5	$0.3
Other restructuring and repositioning expenses	0.4	0.3	1.2	0.4
Total	$2.6	$0.5	$6.7	$0.7

Other restructuring and repositioning expenses primarily consist of equipment transfers and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended December 31,
	2019	2018
Beginning balance	$7.4	$3.4
Additions	2.2	0.2
Payments	(5.0)	(0.9)
Effect of exchange rate changes	0.1	(0.1)
Ending balance	$4.7	$2.6

	Nine months ended December 31,
	2019	2018
Beginning balance	$10.0	$11.0
Additions	5.5	0.3
Payments	(10.7)	(8.1)
Effect of exchange rate changes	(0.1)	(0.6)
Ending balance	$4.7	$2.6

During the third quarter of fiscal 2019, the Company recorded a $0.4 million asset impairment charge within the CIS segment related to a previously-closed manufacturing facility in Austria.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Equity in earnings of non-consolidated affiliate (a)	$-	$0.3	$0.2	$0.7
Interest income	0.1	-	0.3	0.3
Foreign currency transactions (b)	0.7	(0.2)	(0.7)	(1.1)
Net periodic benefit cost (c)	(0.7)	(0.6)	(2.1)	(2.0)
Total other income (expense) - net	$0.1	$(0.5)	$(2.3)	$(2.1)

(a)
During the second quarter of fiscal 2020, the Company sold its ownership interest in NEX and, as a result, recorded a gain of $0.1 million.  This gain is included within the year-to-date amount reported in fiscal 2020.  See Note 1 for additional information.

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

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2019 and 2018 was 63.0 percent and 32.0 percent, respectively.  The Company’s effective tax rate for the nine months ended December 31, 2019 and 2018 was 65.4 percent and (13.2) percent, respectively.  The effective tax rates for the fiscal 2020 periods were negatively impacted by a net income tax charge totaling $2.7 million recorded during the third quarter of fiscal 2020 as a result of legal entity restructuring completed in preparation of a potential sale of the automotive business.  The effective tax rates for the fiscal 2019 periods were impacted by adjustments related to the Company’s accounting for the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in income tax charges totaling $3.1 million during the third quarter of fiscal 2019 and income tax benefits totaling $7.7 million during the first nine months of fiscal 2019.  In addition, the effective tax rates for the fiscal 2019 periods were favorably impacted by income tax benefits related to the recognition of tax assets for foreign tax credits and a manufacturing deduction in the U.S.  The recognition of these tax assets resulted in tax benefits of $2.5 million and $17.0 million in the three and nine months ended December 31, 2018, respectively.  Compared with the prior year, the Company’s effective tax rate for fiscal 2020 was positively impacted by both the global intangible low taxed income (“GILTI”) provision of the Tax Act and an income tax benefit from the recognition of a tax incentive in Italy and was negatively impacted by changes in the valuation allowances in certain jurisdictions.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
During the third quarter of fiscal 2020, the Company recorded a valuation allowance of $3.0 million on certain U.S. deferred tax assets after determining it was more likely than not the deferred tax assets would not be realized.  As of December 31, 2019, valuation allowances against deferred tax assets in certain foreign jurisdictions totaled $27.8 million and valuation allowances against certain U.S. deferred tax assets totaled $10.3 million, as it is more likely than not these assets will not be realized based upon historical financial results and certain other factors.  The Company will continue to provide a valuation allowance against its net deferred tax assets in each of the applicable jurisdictions until the need for a valuation allowance is eliminated.  The need for a valuation allowance is eliminated when the Company determines it is more likely than not the deferred tax assets will be realized.

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

Note 9: Earnings Per Share
The components of basic and diluted earnings per share were as follows:

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Net earnings attributable to Modine	$1.2	$18.0	$4.5	$78.5
Less: Undistributed earnings attributable to unvested shares	-	(0.1)	-	(0.3)
Net earnings available to Modine shareholders	$1.2	$17.9	$4.5	$78.2

Weighted-average shares outstanding - basic	50.8	50.5	50.8	50.4
Effect of dilutive securities	0.3	0.7	0.3	0.8
Weighted-average shares outstanding - diluted	51.1	51.2	51.1	51.2

Earnings per share:
Net earnings per share - basic	$0.02	$0.36	$0.09	$1.55
Net earnings per share - diluted	$0.02	$0.35	$0.09	$1.53

For the three and nine months ended December 31, 2019, the calculation of diluted earnings per share excluded 1.2 million and 0.8 million stock options, respectively, because they were anti-dilutive. For the three and nine months ended December 31, 2018, the calculation of diluted earnings per share excluded 0.5 million and 0.4 million stock options, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$36.2	$41.7
Restricted cash	0.4	0.5
Total cash, cash equivalents and restricted cash	$36.6	$42.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

Note 11: Inventories

Inventories consisted of the following:

	December 31, 2019	March 31, 2019
Raw materials	$133.3	$122.8
Work in process	34.6	32.2
Finished goods	56.0	45.7
Total inventories	$223.9	$200.7

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	December 31, 2019	March 31, 2019
Land	$20.2	$20.7
Buildings and improvements (10-40 years)	278.6	285.9
Machinery and equipment (3-15 years)	884.8	848.7
Office equipment (3-10 years)	95.2	92.0
Construction in progress	44.5	57.4
	1,323.3	1,304.7
Less: accumulated depreciation	(855.9)	(820.0)
Net property, plant and equipment	$467.4	$484.7

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	VTS	CIS	BHVAC	Total
Goodwill, March 31, 2019	$0.5	$153.9	$14.1	$168.5
Effect of exchange rate changes	-	(0.4)	0.3	(0.1)
Goodwill, December 31, 2019	$0.5	$153.5	$14.4	$168.4

Intangible assets consisted of the following:

	December 31, 2019			March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.5	$(11.9)	$49.6	$61.5	$(9.1)	$52.4
Trade names	59.0	(15.9)	43.1	58.9	(13.5)	45.4
Acquired technology	24.0	(7.2)	16.8	23.9	(5.5)	18.4
Total intangible assets	$144.5	$(35.0)	$109.5	$144.3	$(28.1)	$116.2

The Company recorded amortization expense of $2.3 million and $2.2 million for the three months ended December 31, 2019 and 2018, respectively. The Company recorded amortization expense of $6.7 million and $6.8 million for the nine months ended December 31, 2019 and 2018, respectively. The Company estimates that it will record $2.2 million of amortization expense during the remainder of fiscal 2020 and approximately $8.0 million of annual amortization expense in fiscal 2021 through 2025.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended December 31,
	2019	2018
Beginning balance	$8.1	$8.3
Warranties recorded at time of sale	1.3	1.3
Adjustments to pre-existing warranties	(0.4)	0.1
Settlements	(1.0)	(1.5)
Effect of exchange rate changes	0.2	-
Ending balance	$8.2	$8.2

	Nine months ended December 31,
	2019	2018
Beginning balance	$9.2	$9.3
Warranties recorded at time of sale	3.9	4.0
Adjustments to pre-existing warranties	(1.3)	(0.1)
Settlements	(3.6)	(4.6)
Effect of exchange rate changes	-	(0.4)
Ending balance	$8.2	$8.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Leases

Effective April 1, 2019, the Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases on its consolidated balance sheet. The condensed consolidated financial statements for the three and nine months ended December 31, 2019 reflect the adoption of this new guidance; however, the comparable prior-year periods have not been adjusted. See Note 1 for additional information regarding the Company’s adoption of the new guidance.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheet.

	Balance Sheet Location	December 31, 2019
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$64.3
Finance lease ROU assets (a)	Property, plant and equipment - net	8.6

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.1
Operating lease liabilities	Other noncurrent liabilities	52.9
Finance lease liabilities	Long-term debt - current portion	0.4
Finance lease liabilities	Long-term debt	3.4

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $1.7 million as of December 31, 2019.

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

The components of lease expense were as follows:

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Operating lease expense (a)	$5.4	$15.8
Finance lease expense:
Depreciation of ROU assets	0.2	0.4
Interest on lease liabilities	-	0.1
Total lease expense	$5.6	$16.3

(a)
For the three and nine months ended December 31, 2019, operating lease expense included short-term lease expense of $1.0 million and $2.9 million, respectively. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Supplemental Cash Flow Information

	Three months ended December 31, 2019	Nine months ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3.0	$10.9
Financing cash flows for finance leases	0.2	0.4

ROU assets obtained in exchange for lease liabilities
Operating leases	$1.9	$7.3
Finance leases	-	0.1

Lease Term and Discount Rates

December 31, 2019
Weighted-average remaining lease term:
Operating leases	9.4 years
Finance leases	9.1 years

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	4.8%

Maturity of Lease Liabilities under New Lease Accounting Guidance
Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at December 31, 2019:

Fiscal Year	Operating Leases	Finance Leases
Remainder of fiscal 2020	$3.4	$0.1
2021	12.8	0.5
2022	11.1	0.5
2023	9.1	0.5
2024	6.4	0.5
2025 and beyond	32.6	2.6
Total lease payments	75.4	4.7
Less: Interest	(11.4)	(0.9)
Present value of lease liabilities	$64.0	$3.8

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

Note 16: Indebtedness

In June 2019, the Company executed an amended and restated credit agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024, which modified the Company’s then-existing revolver that would have expired in November 2021.   As a result of the credit agreement modification, the Company deferred debt issuance costs of $1.1 million, which will be amortized over the term of the debt.  In addition, this credit agreement provides for both U.S. dollar- and euro-denominated term loan facilities.  At December 31, 2019, the Company’s term loan borrowings totaled $193.4 million, with repayments continuing into fiscal 2025.  These term loans replaced the previously-existing term loans with repayments scheduled through fiscal 2022.  Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below. At December 31, 2019, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 3.5 percent and 3.3 percent, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Long-term debt consisted of the following:

	Fiscal year of maturity	December 31, 2019	March 31, 2019
Term loans	2025	$193.4	$238.4
6.8% Senior Notes (a)	2021	73.0	85.0
5.8% Senior Notes	2027	50.0	50.0
Revolving credit facility (a)	-	27.0	-
Other (b)		6.6	14.3
		350.0	387.7
Less: current portion (a)		(16.2)	(48.6)
Less: unamortized debt issuance costs		(3.5)	(4.0)
Total long-term debt		$330.3	$335.1

(a)
On January 31, 2020, the Company issued $100.0 million of 5.9 percent Senior Notes with repayments ending in fiscal 2029.  The Company used the proceeds to prepay the $73.0 million principal balance of the 6.8 percent Senior Notes, which were scheduled to mature in August 2020, and to repay $27.0 million of borrowings on its revolving credit facility.  Since it had both the intent and ability to refinance these obligations on a long-term basis, the Company classified the $73.0 million of 6.8 percent Senior Notes and $27.0 million of its revolving credit facility borrowings within long-term debt on its consolidated balance sheet as of December 31, 2019.

(b)	Other long-term debt primarily includes borrowings by foreign subsidiaries and finance lease obligations.

Long-term debt matures as follows:

Fiscal Year
Remainder of 2020	$4.1
2021	15.5
2022	21.7
2023	21.7
2024	21.7
2025 & beyond	265.3
Total	$350.0

The long-term debt maturity schedule reflects the impacts from the January 2020 issuance of the 5.9 percent Senior Notes and the prepayment of the 6.8 percent Senior Notes.

As of December 31, 2019 and March 31, 2019, the Company’s revolving credit facility borrowings totaled $109.3 million and $47.1 million, respectively. With the exception of the $27.0 million of borrowings reported as long-term debt as of December 31, 2019, as discussed above, the Company reported these borrowings as short-term debt on the consolidated balance sheets. At December 31, 2019, domestic letters of credit totaled $5.3 million, resulting in available borrowings under the Company’s revolving credit facility of $135.4 million.  The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings of $18.9 million at both December 31, 2019 and March 31, 2019.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
Provisions in the Company’s credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary debt agreements in the U.S., the Company has provided liens on substantially all domestic assets.  In addition, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  The Company is also subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of December 31, 2019.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of December 31, 2019 and March 31, 2019, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $124.9 million and $137.2 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Contingencies and Litigation

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil. These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. The accruals for these environmental matters totaled $18.7 million and $18.9 million as of December 31, 2019 and March 31, 2019, respectively. As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position. However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended December 31, 2019				Nine months ended December 31, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(60.0)	$(134.1)	$(0.5)	$(194.6)	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive income (loss) before reclassifications	13.8	-	0.3	14.1	(3.0)	-	(1.3)	(4.3)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4	-	4.2	-	4.2
Realized losses - net (b)	-	-	0.5	0.5	-	-	0.7	0.7
Foreign currency translation gains (c)	-	-	-	-	(0.6)	-	-	(0.6)
Income taxes	-	(0.4)	(0.2)	(0.6)	-	(1.0)	0.2	(0.8)
Total other comprehensive income (loss)	13.8	1.0	0.6	15.4	(3.6)	3.2	(0.4)	(0.8)

Ending balance	$(46.2)	$(133.1)	$0.1	$(179.2)	$(46.2)	$(133.1)	$0.1	$(179.2)

	Three months ended December 31, 2018				Nine months ended December 31, 2018
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(35.5)	$(132.9)	$-	$(168.4)	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive loss before reclassifications	(2.1)	-	(1.1)	(3.2)	(32.9)	-	(1.3)	(34.2)
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.3	-	1.3	-	3.9	-	3.9
Foreign currency translation losses (d)	-	-	-	-	0.8	-	-	0.8
Income taxes	-	(0.3)	0.2	(0.1)	-	(0.9)	0.3	(0.6)
Total other comprehensive income (loss)	(2.1)	1.0	(0.9)	(2.0)	(32.1)	3.0	(1.0)	(30.1)

Ending balance	$(37.6)	$(131.9)	$(0.9)	$(170.4)	$(37.6)	$(131.9)	$(0.9)	$(170.4)

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 19: Segment Information

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended December 31,
	2019			2018
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$262.8	$9.1	$271.9	$311.5	$11.8	$323.3
CIS	146.3	1.2	147.5	166.1	0.9	167.0
BHVAC	64.3	0.6	64.9	63.4	0.8	64.2
Segment total	473.4	10.9	484.3	541.0	13.5	554.5
Corporate and eliminations	-	(10.9)	(10.9)	-	(13.5)	(13.5)
Net sales	$473.4	$-	$473.4	$541.0	$-	$541.0

	Nine months ended December 31,
	2019			2018
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$864.2	$33.5	$897.7	$971.3	$40.4	$1,011.7
CIS	469.9	3.1	473.0	527.0	2.1	529.1
BHVAC	168.5	1.4	169.9	157.7	2.2	159.9
Segment total	1,502.6	38.0	1,540.6	1,656.0	44.7	1,700.7
Corporate and eliminations	-	(38.0)	(38.0)	-	(44.7)	(44.7)
Net sales	$1,502.6	$-	$1,502.6	$1,656.0	$-	$1,656.0

	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Gross profit:
VTS	$28.9	10.6%	$41.4	12.8%	$109.2	12.2%	$140.0	13.8%
CIS	22.7	15.4%	28.2	16.9%	69.9	14.8%	85.1	16.1%
BHVAC	23.1	35.5%	22.0	34.3%	54.5	32.1%	48.6	30.4%
Segment total	74.7	15.4%	91.6	16.5%	233.6	15.2%	273.7	16.1%
Corporate and eliminations	(1.2)	-	0.1	-	(1.0)	-	0.2	-
Gross profit	$73.5	15.5%	$91.7	16.9%	$232.6	15.5%	$273.9	16.5%

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Operating income:
VTS	$4.3	$15.5	$29.0	$55.1
CIS	8.3	13.1	25.8	39.2
BHVAC	13.5	13.0	27.6	21.0
Segment total	26.1	41.6	82.4	115.3
Corporate and eliminations	(17.9)	(8.0)	(50.1)	(24.1)
Operating income	$8.2	$33.6	$32.3	$91.2

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	December 31, 2019	March 31, 2019
Total assets: (a)
VTS	$716.1	$749.9
CIS	623.3	604.2
BHVAC	103.4	89.4
Corporate and eliminations	92.4	94.5
Total assets	$1,535.2	$1,538.0

(a)
The Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of operating lease assets on its consolidated balance sheet on April 1, 2019.  See Note 1 for additional information.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended December 31, 2019 was the third quarter of fiscal 2020.

Third Quarter Highlights

Net sales in the third quarter of fiscal 2020 decreased $67.6 million, or 12 percent, from the third quarter of fiscal 2019, primarily due to lower sales in our Vehicular Thermal Solutions (“VTS”) and Commercial and Industrial Solutions (“CIS”) operating segments, largely driven by weakness in key end markets.  Foreign currency exchange rate changes negatively impacted sales in third quarter of fiscal 2020 by $7.1 million.  Cost of sales decreased $49.4 million, or 11 percent, from the third quarter of fiscal 2019, primarily due to lower sales volume.  Gross profit decreased $18.2 million and gross margin declined 140 basis points to 15.5 percent.  Selling, general and administrative (“SG&A”) expenses increased $6.3 million, primarily due to separation and project costs associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $11.0 million compared with the third quarter of fiscal 2019.  Operating income during the third quarter of fiscal 2020 decreased $25.4 million to $8.2 million, primarily due to lower gross profit and higher SG&A expenses.

Year-to-date Highlights

Net sales in the first nine months of fiscal 2020 decreased $153.4 million, or 9 percent, from the same period last year, primarily due to lower sales in our VTS and CIS operating segments, partially offset by higher sales in our Building HVAC Systems (“BHVAC”) segment.  Foreign currency exchange rate changes negatively impacted sales in the first nine months of fiscal 2020 by $35.8 million.  Cost of sales decreased $112.1 million, or 8 percent, from the same period last year, primarily due to lower sales volume.  Gross profit decreased $41.3 million and gross margin declined 100 basis points to 15.5 percent.  SG&A expenses increased $14.5 million, primarily due to separation and project costs associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $32.0 million compared with the first nine months of fiscal 2019.  Operating income during the first nine months of fiscal 2020 decreased $58.9 million to $32.3 million, primarily due to lower gross profit and higher SG&A expenses.

We previously announced our evaluation of strategic alternatives for the automotive business within our VTS segment.  We are committed to exiting this business in a manner that is in the best interest of our shareholders and are evaluating all alternatives.  It is possible that our exit strategy may ultimately include a combination of both selling and winding-down or closing portions of the automotive business.  We have spent considerable time and money working towards the separation of the automotive business and preparing for a potential sale.  We have dedicated resources to physically separate the automotive manufacturing operations, including resources for IT systems and separate business processes, and have also established new legal entities.  We believe these resource investments are critical to exiting the automotive business.  We remain committed to our strategy of becoming a diversified industrial company and executing on the best strategic alternative for the automotive business in order to both optimize our VTS segment’s financial performance and maximize shareholder value.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three and nine months ended December 31, 2019 and 2018:

	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$473.4	100.0%	$541.0	100.0%	$1,502.6	100.0%	$1,656.0	100.0%
Cost of sales	399.9	84.5%	449.3	83.1%	1,270.0	84.5%	1,382.1	83.5%
Gross profit	73.5	15.5%	91.7	16.9%	232.6	15.5%	273.9	16.5%
Selling, general and administrative expenses	63.5	13.4%	57.2	10.6%	194.4	12.9%	179.9	10.9%
Restructuring expenses	2.6	0.6%	0.5	0.1%	6.7	0.4%	0.7	-
Impairment charge	-	-	0.4	0.1%	-	-	0.4	-
(Gain) loss on sale of assets	(0.8)	-0.2%	-	-	(0.8)	-	1.7	0.1%
Operating income	8.2	1.7%	33.6	6.2%	32.3	2.1%	91.2	5.5%
Interest expense	(5.6)	-1.2%	(6.2)	-1.1%	(17.3)	-1.2%	(18.9)	-1.1%
Other income (expense) – net	0.1	-	(0.5)	-0.1%	(2.3)	-0.2%	(2.1)	-0.1%
Earnings before income taxes	2.7	0.6%	26.9	5.0%	12.7	0.8%	70.2	4.2%
(Provision) benefit for income taxes	(1.7)	-0.4%	(8.6)	-1.6%	(8.3)	-0.5%	9.3	0.6%
Net earnings	$1.0	0.2%	$18.3	3.4%	$4.4	0.3%	$79.5	4.8%

Comparison of Three Months Ended December 31, 2019 and 2018

Third quarter net sales of $473.4 million were $67.6 million, or 12 percent, lower than the third quarter of the prior year, primarily due to lower sales in our VTS and CIS segments and a $7.1 million unfavorable impact of foreign currency exchange rate changes.  Sales decreased $51.4 million and $19.5 million in our VTS and CIS segments, respectively.  Sales increased $0.7 million in our BHVAC segment.

Third quarter cost of sales decreased $49.4 million, or 11 percent, primarily due to lower sales volume and a $6.3 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 140 basis points to 84.5 percent and was negatively impacted by approximately 100 basis points due to higher labor and inflationary costs.  In addition, we recorded approximately $2.0 million of costs at Corporate for program and equipment transfers associated with the separation of the VTS segment’s automotive business in preparation of a potential sale.

As a result of lower sales and higher cost of sales as a percentage of sales, third quarter gross profit decreased $18.2 million and gross margin declined 140 basis points to 15.5 percent.

Third quarter SG&A expenses increased $6.3 million.  The increase in SG&A expenses was primarily due to separation and project costs recorded at Corporate associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $11.0 million.  These costs primarily related to accounting, legal, and IT professional services, including costs associated with the separation of the automotive business from the VTS segment’s other businesses and preparation for a potential sale.  This increase was partially offset by lower compensation-related expenses, including incentive compensation, which decreased approximately $3.0 million.

Restructuring expenses totaled $2.6 million in the third quarter of fiscal 2020 and primarily consisted of severance expenses related to targeted headcount reductions in support of our objective to reduce operational and SG&A cost structures.  In January 2020, we approved additional headcount reductions in Europe and North America within the VTS segment and, as a result, expect to record approximately $4.0 million of severance expenses during the fourth quarter of fiscal 2020.

During the third quarter of fiscal 2019, we recorded a $0.4 million asset impairment charge within the CIS segment related to a previously-closed manufacturing facility in Austria.

During the third quarter of fiscal 2020, we completed the sale of a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $0.8 million within the VTS segment.

Operating income of $8.2 million in the third quarter of fiscal 2020 decreased $25.4 million compared with the third quarter of fiscal 2019.  This decrease was primarily due to an increase of approximately $13.0 million of separation and project costs associated with our review of strategic alternatives for our automotive business and lower earnings in our VTS and CIS segments, which decreased $11.2 million and $4.8 million, respectively.

The provision for income taxes was $1.7 million and $8.6 million in the third quarter of fiscal 2020 and 2019, respectively.  The $6.9 million decrease was primarily due to lower operating earnings, the absence of a $3.1 million income tax charge recorded in the prior year related to the Tax Cuts and Jobs Act (the “Tax Act”), and an income tax benefit recognized in the current year for a tax incentive in Italy.  These factors, which lowered our tax provision compared with the prior year, were partially offset by a $3.0 million income tax charge for a valuation allowance on certain U.S. deferred tax assets, a net income tax charge of $2.7 million resulting from legal entity restructuring in preparation for a potential sale of our automotive business, and the absence of income tax benefits recorded in the prior year related to foreign tax credits and a manufacturing deduction in the U.S.

Comparison of Nine Months Ended December 31, 2019 and 2018

Fiscal 2020 year-to-date net sales of $1,502.6 million were $153.4 million, or 9 percent, lower than the same period last year, primarily due to lower sales in our VTS and CIS segments and a $35.8 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.  Sales decreased $114.0 million and $56.1 million in our VTS and CIS segments, respectively.  Sales increased $10.0 million in our BHVAC segment.

Fiscal 2020 year-to-date cost of sales of $1,270.0 million decreased $112.1 million, or 8 percent, primarily due to lower sales volume and a $30.8 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 100 basis points to 84.5 percent and was negatively impacted by approximately 90 basis points due to higher labor and inflationary costs and, to a lesser extent, by sales mix.  These negative impacts were partially offset by favorable material costs, which impacted costs of sales by approximately 20 basis points.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of lower sales and higher cost of sales as a percentage of sales, fiscal 2020 year-to-date gross profit decreased $41.3 million and gross margin declined 100 basis points to 15.5 percent.

Fiscal 2020 year-to-date SG&A expenses increased $14.5 million.  The increase in SG&A was primarily due to separation and project costs recorded at Corporate associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $32.0 million.  This increase was partially offset by lower compensation-related expenses, which decreased approximately $9.0 million, lower environmental charges related to previously-owned manufacturing facilities in the U.S., which decreased approximately $2.0 million, and a $3.2 million favorable impact from foreign currency exchange rate changes.

Restructuring expenses of $6.7 million during the first nine months of fiscal 2020 increased $6.0 million compared with the same period last year, primarily due to higher severance expenses related to targeted headcount reductions.

Operating income of $32.3 million during the first nine months of fiscal 2020 decreased $58.9 million compared with the same period last year.  This decrease was primarily due to an increase of approximately $32.0 million of separation and project costs associated with our review of strategic alternatives for our automotive business and lower earnings in our VTS and CIS segments, which decreased $26.1 million and $13.4 million, respectively, partially offset by higher earnings in our BHVAC segment, which increased $6.6 million.

The provision for income taxes was $8.3 million during the first nine months of fiscal 2020, compared with a benefit for income taxes of $9.3 million during the same period in the prior year.  The $17.6 million change was primarily due to the absence of income tax benefits totaling $24.7 million recorded in the prior year and income tax charges totaling $5.7 million in the current year, partially offset by lower operating earnings in the first nine months of fiscal 2020.  The $24.7 million of income tax benefits recorded in fiscal 2019 related to the recognition of tax assets for foreign tax credits and a manufacturing deduction in the U.S. and our accounting for the Tax Act.  The $5.7 million of income tax charges in fiscal 2020 were comprised of a $3.0 million charge to establish a valuation allowance on certain U.S. deferred tax assets and a net $2.7 million charge associated with legal entity restructuring.

SEGMENT RESULTS OF OPERATIONS

The following is a discussion of our segment results of operations for the three and nine months ended December 31, 2019 and 2018:

Vehicular Thermal Solutions
	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$271.9	100.0%	$323.3	100.0%	$897.7	100.0%	$1,011.7	100.0%
Cost of sales	243.0	89.4%	281.9	87.2%	788.5	87.8%	871.7	86.2%
Gross profit	28.9	10.6%	41.4	12.8%	109.2	12.2%	140.0	13.8%
Selling, general and administrative expenses	23.8	8.7%	25.5	7.9%	75.9	8.5%	84.4	8.3%
Restructuring expenses	1.6	0.6%	0.4	0.1%	5.1	0.6%	0.5	0.1%
Gain on sale of assets	(0.8)	-0.3%	-	-	(0.8)	-0.1%	-	-
Operating income	$4.3	1.6%	$15.5	4.8%	$29.0	3.2%	$55.1	5.4%

Comparison of Three Months Ended December 31, 2019 and 2018

VTS net sales decreased $51.4 million, or 16 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, primarily due to lower sales volume, a $4.9 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to commercial vehicle and off-highway customers decreased $23.7 million and $19.1 million, respectively.  These sales declines largely resulted from weakness in global vehicular markets and the planned wind-down of certain commercial vehicle programs.

VTS cost of sales decreased $38.9 million, or 14 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, primarily due to lower sales volume and a $4.3 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 220 basis points to 89.4 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales by approximately 110 basis points and 80 basis points, respectively.  Higher depreciation costs, primarily resulting from recent manufacturing capacity expansion in China and Hungary, also negatively impacted cost of sales to a lesser extent.  These negative impacts were partially offset by improved operating efficiencies and cost savings from procurement initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $12.5 million and gross margin declined 220 basis points to 10.6 percent.

SG&A expenses decreased $1.7 million compared with the prior year yet increased 80 basis points as a  percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million, and a $0.5 million favorable impact of foreign currency exchange rate changes, partially offset by the absence of a $1.1 million recovery of environmental investigation costs from a prior property owner received in the prior year.

Restructuring expenses during the third quarter of fiscal 2020 totaled $1.6 million and primarily consisted of severance expenses resulting from targeted headcount reductions in North America.  In January 2020, we approved additional headcount reductions in Europe and North America and, as a result, expect to record approximately $4.0 million of severance expenses during the fourth quarter of fiscal 2020.

During the third quarter of fiscal 2020, we completed the sale of a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $0.8 million.

Operating income decreased $11.2 million to $4.3 million during the third quarter, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses and the $0.8 million gain on sale of the closed manufacturing facility in Germany.

Comparison of Nine Months Ended December 31, 2019 and 2018

VTS year-to-date net sales decreased $114.0 million, or 11 percent, from the same period last year, primarily due to lower sales volume, a $23.6 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to customers in Europe decreased $60.6 million and sales to off-highway customers in Asia and North America decreased $21.4 million and $14.4 million, respectively.

VTS year-to-date cost of sales decreased $83.2 million, or 10 percent, primarily due to lower sales volume and a $20.4 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 160 basis points to 87.8 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales by approximately 100 basis points and 70 basis points, respectively.  Higher depreciation costs, primarily resulting from recent manufacturing capacity expansion in China and Hungary, also negatively impacted cost of sales to a lesser extent.  These negative impacts were partially offset by favorable material costs, which impacted cost of sales by approximately 30 basis points, improved operating efficiencies and cost savings from procurement initiatives.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $30.8 million and gross margin declined 160 basis points to 12.2 percent.

VTS year-to-date SG&A expenses decreased $8.5 million compared with the prior year yet increased 20 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $6.0 million, lower environmental charges related to previously-owned manufacturing facilities in the U.S, which decreased approximately $2.0 million, and a $2.0 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses during the first nine months of fiscal 2020 increased $4.6 million, primarily due to higher severance expenses resulting from targeted headcount reductions in Europe and in the Americas.

Operating income decreased $26.1 million to $29.0 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses and the $0.8 million gain on sale of the closed manufacturing facility in Germany.

Commercial and Industrial Solutions
	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$147.5	100.0%	$167.0	100.0%	$473.0	100.0%	$529.1	100.0%
Cost of sales	124.8	84.6%	138.8	83.1%	403.1	85.2%	444.0	83.9%
Gross profit	22.7	15.4%	28.2	16.9%	69.9	14.8%	85.1	16.1%
Selling, general and administrative expenses	13.7	9.3%	14.6	8.8%	42.8	9.1%	45.3	8.6%
Restructuring expenses	0.7	0.5%	0.1	0.1%	1.3	0.3%	0.2	-
Impairment charge	-	-	0.4	0.2%	-	-	0.4	0.1%
Operating income	$8.3	5.6%	$13.1	7.8%	$25.8	5.4%	$39.2	7.4%

Comparison of Three Months Ended December 31, 2019 and 2018

CIS net sales decreased $19.5 million, or 12 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, primarily due to lower sales volume and a $2.3 million unfavorable impact of foreign currency exchange rate changes.  Sales to commercial HVAC&R and data center cooling customers decreased $10.3 million and $10.0 million, respectively.

CIS cost of sales decreased $14.0 million, or 10 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, primarily due to lower sales volume and a $1.9 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 150 basis points to 84.6 percent, primarily due to the unfavorable impact of lower sales volume and unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $5.5 million and gross margin declined 150 basis points to 15.4 percent.

SG&A expenses decreased $0.9 million compared with the prior year yet increased 50 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased $0.6 million, and cost-control initiatives.

Restructuring expenses during the third quarter of fiscal 2020 totaled $0.7 million and primarily consisted of severance expenses resulting from targeted headcount reductions and equipment transfer and plant consolidation costs.

During the third quarter of fiscal 2019, we recorded a $0.4 million asset impairment charge related to a previously-closed manufacturing facility in Austria.

Operating income decreased $4.8 million to $8.3 million during the third quarter, primarily due to lower gross profit, partially offset by lower SG&A expenses.

Comparison of Nine Months Ended December 31, 2019 and 2018

CIS year-to-date net sales decreased $56.1 million, or 11 percent, from the same period last year, primarily due to lower sales volume and a $10.2 million unfavorable impact of foreign currency exchange rate changes.  Sales to data center cooling and commercial HVAC&R customers decreased $29.2 million and $26.4 million, respectively.

CIS year-to-date cost of sales decreased $40.9 million, or 9 percent, primarily due to lower sales volume and an $8.7 million favorable foreign currency exchange rate impact.  As a percentage of sales, cost of sales increased 130 basis points to 85.2 percent, primarily due to the unfavorable impact of lower sales volume and unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $15.2 million and gross margin declined 130 basis points to 14.8 percent.

CIS year-to-date SG&A expenses decreased $2.5 million compared with the prior year yet increased 50 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $1.0 million, a $0.9 million favorable impact of foreign currency exchange rate changes, and cost-control initiatives.

Restructuring expenses during the first nine months of fiscal 2020 increased $1.1 million, primarily due to higher equipment transfer and plant consolidation costs.

Operating income decreased $13.4 million to $25.8 million, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Building HVAC Systems
	Three months ended December 31,				Nine months ended December 31,
	2019		2018		2019		2018
(in millions)	$'s	% of sales	$'s	% of sales	$'s	% of sales	$'s	% of sales
Net sales	$64.9	100.0%	$64.2	100.0%	$169.9	100.0%	$159.9	100.0%
Cost of sales	41.8	64.5%	42.2	65.7%	115.4	67.9%	111.3	69.6%
Gross profit	23.1	35.5%	22.0	34.3%	54.5	32.1%	48.6	30.4%
Selling, general and administrative expenses	9.6	14.7%	9.0	14.0%	26.9	15.8%	25.9	16.2%
Loss on sale of assets	-	-	-	-	-	-	1.7	1.1%
Operating income	$13.5	20.8%	$13.0	20.3%	$27.6	16.2%	$21.0	13.1%

Comparison of Three Months Ended December 31, 2019 and 2018

BHVAC net sales increased $0.7 million, or 1 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020, primarily due to higher sales in the U.S., which increased $2.3 million, partially offset by lower sales in the U.K., which decreased $1.6 million.  The higher sales in the U.S. were primarily driven by increased sales of heating and ventilation products.  The lower sales in the U.K. were primarily due to lower sales of air conditioning and ventilation products.

BHVAC cost of sales decreased $0.4 million, or 1 percent, from the third quarter of fiscal 2019 to the third quarter of fiscal 2020.  As a percentage of sales, cost of sales decreased 120 basis points to 64.5 percent and was positively impacted by favorable sales mix and customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $1.1 million and gross margin improved 120 basis points to 35.5 percent.

SG&A expenses increased $0.6 million, or 70 basis points as a percentage of sales, from the prior year. The increase in SG&A expenses was primarily due to higher compensation-related expenses, including commission expenses resulting from the increased sales in the U.S.

Operating income of $13.5 million increased $0.5 million, primarily due to higher gross profit, partially offset by higher SG&A expenses.

Comparison of Nine Months Ended December 31, 2019 and 2018

BHVAC year-to-date net sales increased $10.0 million, or 6 percent, from the same period last year, primarily due to higher sales volume, partially offset by a $2.2 million unfavorable impact of foreign currency exchange rate changes.  Sales of ventilation and heating products in the U.S. increased $7.6 million and $5.5 million, respectively.

BHVAC year-to-date cost of sales increased $4.1 million, or 4 percent, from the same period last year, primarily due to higher sales volume, partially offset by a $1.8 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales decreased 170 basis points to 67.9 percent, primarily due to favorable sales mix and customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $5.9 million and gross margin improved 170 basis points to 32.1 percent.

BHVAC year-to-date SG&A expenses increased $1.0 million from the prior year yet decreased 40 basis points as a percentage of sales.  The increase in SG&A expenses was primarily due to higher compensation-related expenses, including commission expenses resulting from the increased sales.

During the second quarter of fiscal 2019, we sold our business in South Africa and, as a result, recorded a loss of $1.7 million.

Operating income of $27.6 million increased $6.6 million, primarily due to higher gross profit and the loss on sale of our South African business in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of December 31, 2019 of $36.2 million, and an available borrowing capacity of $135.4 million under our revolving credit facility.  Given our extensive international operations, approximately $33.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.  We have not encountered, and do not expect to encounter, any difficulty meeting the liquidity requirements of our global operations.

Net cash provided by operating activities for the nine months ended December 31, 2019 was $45.9 million, which represents a $21.5 million decrease compared with $67.4 million of net cash provided by operating activities during the same period in the prior year.  This decrease in operating cash flow was primarily due to lower operating earnings in the current year and payments for separation and project costs associated with our strategic review of alternatives for the VTS segment’s automotive business, partially offset by favorable net changes in working capital.  The favorable changes in working capital during the first nine months of fiscal 2020, compared with the same period in the prior year, included lower employee benefit and incentive compensation payments.  Capital expenditures of $58.2 million during the first nine months of fiscal 2020 decreased $0.5 million compared with the same period in the prior year and included approximately $4.0 million of capital investments associated with preparing for the potential sale of our automotive business.

Debt

On January 31, 2020, we issued $100.0 million of 5.9 percent Senior Notes with repayments ending in fiscal 2029.  We used the proceeds from the new notes to prepay the $73.0 million principal balance of the 6.8 percent Senior Notes, which were scheduled to mature in August 2020, and to repay a portion of the borrowings on our revolving credit facility.

Our debt agreements require us to maintain compliance with various covenants.  As specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, under our primary debt agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, to no more than three and one-quarter times consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of December 31, 2019, our leverage ratio and interest coverage ratio were 2.3 and 8.4, respectively.  We were in compliance with our debt covenants as of December 31, 2019 and expect to remain in compliance during the balance of fiscal 2020 and beyond.

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

Market Risks:

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers and suppliers operate and compete, including, in particular, foreign currency exchange rate fluctuations, tariffs (and potential trade war impacts resulting from tariffs or retaliatory actions), inflation, changes in interest rates, recession and recovery therefrom, restrictions and uncertainty associated with cross-border trade, public health crises, such as pandemics and epidemics, and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, that have been or may be implemented in the United States or by its trade partners, as well as continuing uncertainty regarding the short- and long-term implications of “Brexit”;

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

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5.	Other Information.

On January 31, 2020, the Company entered into a First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement (the “First Amendment”) among PGIM, Inc., the existing noteholders and the purchasers of the Series C Notes, pursuant to which the Company issued and sold, in a private placement, $100.0 million aggregate principal amount of the Company’s Series C Notes and amended that certain Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019 (the “Existing Note Purchase Agreement”; as amended by the First Amendment, the “Note Purchase Agreement”) among the Company, PGIM, Inc. and the existing noteholders to effectuate the issuance of the Series C Notes.  The Series C Notes were issued under and are subject to the terms of the Note Purchase Agreement.

The Series C Notes bear interest at a rate of 5.9 percent per year and mature on January 31, 2029.  Interest is payable quarterly on the last day of January, April, July and October in each year, commencing with April 30, 2020.

On the last day of January, April, July and October in each year beginning with April 2025 and ending with October 2028, the Company is required to prepay, subject to certain adjustments, $6,250,000 principal amount (or such lesser principal amount as may then be outstanding) of the Series C Notes at par, without payment of any make-whole amount or premium.  The Company may prepay all or, subject to minimum amounts, some of the Series C Notes at any time in an amount equal to 100 percent of the prepaid principal amount, plus accrued and unpaid interest and the applicable make-whole amount, in each case, upon no more than 60 days’ nor less than 10 business days’ written notice to the holders of the Series C Notes.  In the event of a change in control (as defined in the Note Purchase Agreement) of the Company, the Company may be required to prepay the Series C Notes in an amount equal to 100 percent of the principal amount thereof, plus accrued and unpaid interest.

The Company intends to use the proceeds from the sale of the Series C Notes to refinance existing indebtedness of the Company and its subsidiaries and for other general corporate purposes.

The foregoing descriptions of the Existing Note Purchase Agreement and the First Amendment do not purport to be complete and each such description is qualified in its entirety by reference to the full text of such agreements.  Copies of the Existing Note Purchase Agreement and the First Amendment are filed herewith as Exhibits 4.1 and 4.2, respectively.

Item 6.	Exhibits.

(a)	Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith

3.1	Bylaws of Modine Manufacturing Company, as amended, effective October 24, 2019	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated October 24, 2019

4.1	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019		X

4.2	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020		X

10.1	Separation Letter for Dennis P. Appel dated as of September 26, 2019		X

10.2	Release Agreement executed as of October 17, 2019, between Modine Manufacturing Company and Dennis P. Appel.		X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.		X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.		X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Vice President, Finance and
Chief Financial Officer*

Date: February 5, 2020

* Executing as both the principal financial officer and a duly authorized officer of the Company