Form 10-K
period 2020-03-31
MODINE MANUFACTURING CO
filed 2020-05-29
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☑

Approximately 97 percent of the outstanding shares are held by non-affiliates.  The aggregate market value of these shares was approximately $562 million based upon the market price of $11.37 per share on September 30, 2019, the last business day of our most recently completed second fiscal quarter.  Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 10 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 50,823,290 at May 22, 2020.

An Exhibit Index appears at pages 82-85 herein.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the parts of this Form 10-K designated to the right of the document listed.

Incorporated Document	Location in Form 10-K

Proxy Statement for the 2020 Annual Meeting of Shareholders	Part III of Form 10-K (Items 10, 11, 12, 13, 14)

MODINE MANUFACTURING COMPANY

(This page intentionally left blank.)

PART I

ITEM 1.	BUSINESS.

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

Business Strategy and Results

Modine pursues market leadership by being a customer-focused, global company delivering exceptional quality, innovation and value.  We hold a competitive position in the marketplace as thermal management experts.

During fiscal 2020, we continued to employ our Strengthen, Diversify and Grow (“SDG”) strategy in order to transform Modine into a more diversified industrial thermal-management company.  We launched our SDG strategy over four years ago to establish a more global, product-based organizational structure and a strategic framework for our company.  This strategic framework continues to provide benefits and has helped us to quickly implement cost-saving measures in response to lower end-market demand.  We faced various challenges in fiscal 2020, including weakness in key vehicular end markets that began in the middle of our fiscal year.  In addition, the outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization in March 2020, negatively impacted our business, beginning in the fourth quarter in our Asian and European markets.  Both the vehicular market weakness and the impacts of the COVID-19 pandemic placed significant strain on our previously-announced evaluation of strategic alternatives for the automotive business within our Vehicular Thermal Solutions (“VTS”) segment.  As a result, we have paused this process until economic conditions improve.  We remain committed, however, to exiting the automotive business in a manner that is in the best interest of our shareholders.

Globally, the COVID-19 pandemic has created significant volatility in the economy and end market demand, and has led to facility closures and supply chain disruption.  Our business, along with many other businesses globally, is susceptible to impacts from COVID-19.  We suspended production at certain manufacturing facilities in China, India, Italy, Spain, Germany, the Netherlands, Austria, Hungary, the U.S., Mexico and Brazil due to local government requirements or customer shutdowns and are operating other facilities in the U.S. and abroad at reduced capacity levels.  Although the temporarily-closed facilities have since reopened, many are operating at a significantly reduced volume because of low customer demand.  Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19, we have taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we are reducing operating and administrative expenses, including travel and entertainment expenditures, and lowering the annual compensation paid to the Board of Directors.  We are also focused on reducing capital expenditures by delaying certain projects and the purchase of some program-related equipment and tooling.  We are committed to the health and safety of our employees and have implemented steps to mitigate risk in our manufacturing operations and administrative offices.  We are also committed to meeting our customers’ needs and will work to overcome any supply chain disruptions that may arise to deliver quality products and services to our customers in a timely manner.

Our top five customers are in the automotive, commercial vehicle, and off-highway markets and our ten largest customers accounted for 45 percent of our fiscal 2020 sales.  In fiscal 2020, 59 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 7 percent generated by exports from the U.S.  In fiscal 2019, 58 percent of our total sales were generated from customers outside of the U.S., with 52 percent of total sales generated by foreign operations and 6 percent generated by exports from the U.S.  In fiscal 2018, 61 percent of our total sales were generated from customers outside of the U.S., with 56 percent of total sales generated by foreign operations and 5 percent generated by exports from the U.S.

During fiscal 2020, our consolidated net sales were $1.98 billion, an 11 percent decrease from $2.21 billion in fiscal 2019.  This decrease was primarily due to lower sales in our VTS and Commercial and Industrial Solutions (“CIS”) segments, partially offset by higher sales in our Building HVAC Systems (“BHVAC”) segment.  Our operating income of $38 million in fiscal 2020 decreased $72 million compared with the prior year, primarily due to lower earnings in the VTS and CIS segments and separation and project costs associated with our review of strategic alternatives for the automotive business, partially offset by higher earnings in the BHVAC segment.

In response to the lower market demand and in an effort to optimize our cost structure and improve the efficiency of our operations, we have engaged in various restructuring activities.  As a result, we recorded restructuring expenses of $12 million and $10 million during fiscal 2020 and 2019, respectively, primarily related to severance expenses resulting from targeted headcount reductions.

Markets

We sell products to multiple end markets.  The following is a summary of our primary end markets, categorized as a percentage of our net sales:

	Fiscal 2020	Fiscal 2019
Commercial HVAC&R	32%	30%
Automotive	26%	25%
Commercial vehicle	16%	18%
Off-highway	13%	14%
Data center cooling	8%	8%
Industrial cooling	2%	2%
Other	3%	3%

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

Business Segments

Each of our operating segments is managed by a vice president and has separate financial results reviewed by our chief operating decision maker (“CODM.”)  These results are used by management in evaluating the performance of each business segment and in making decisions on the allocation of resources amongst our various businesses.  Financial information for our operating segments is included in Note 22 of the Notes to Consolidated Financial Statements.

Effective April 1, 2020, we began managing our automotive business separate from the VTS segment.  We are managing the automotive business as a separate segment as we target the sale or eventual exit of the businesses in this segment.  In light of the ongoing COVID-19 pandemic, we have paused this process, but we intend to resume once we determine that market conditions will support our effort to maximize the value of the automotive business.  Beginning for fiscal 2021, we will report the financial results of the automotive business as the Automotive segment.  The remaining portion of the previous VTS segment will be named the Heavy-Duty Equipment segment and will include the heavy-duty commercial vehicle and off-highway businesses.

Our Vehicular Business

Vehicular Thermal Solutions Segment

The continued globalization of our vehicular customer base requires us to manage our strategic approach, product offerings and the competitive environment on a global basis.  This trend offers significant opportunities for us with our market positioning, including our presence in key vehicular markets (U.S., Mexico, Brazil, Europe, India, China, and South Korea) and as a global organization with the expertise to solve technical challenges.  We are recognized for having strong technical support in all regions, an extensive product portfolio, and the ability to provide global standard designs for our customers.  Many vehicular OEMs continue to expect cost reductions from suppliers while requiring a consistent level of quality.  In addition, these OEMs seek new technology solutions at low prices for their thermal management needs.  In general, this creates challenges for us and the entire supply base, but also provides an opportunity for suppliers, like Modine, who develop innovative solutions at a competitive cost.

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

The following summarizes the primary markets served by our VTS segment:

Automotive

Market Overview – The global automotive markets declined during fiscal 2020.  While we expect longer-term growth of the automotive market will be supported by the tightening of emissions standards, in-vehicle technology enhancements and growth in emerging markets, we expect the global automotive markets will experience declines in fiscal 2021.  The COVID-19 pandemic is adversely impacting these markets; the duration and severity of the impacts of COVID-19 are currently uncertain.

We have seen increased development activity in the automotive market on electric and hybrid powertrains with global automotive OEMs, their powertrain suppliers, and a number of start-up companies specializing in electric vehicles.  We are actively involved in developing and manufacturing solutions for these alternative powertrains.  At the same time, we remain focused on programs for traditional internal combustion engines, which we believe will remain the primary automotive powertrain for years to come.

Products – Powertrain cooling (engine cooling assemblies, radiators, condensers and charge air coolers); auxiliary cooling (power steering coolers and transmission oil coolers); component assemblies; radiators for special applications; on-engine cooling (exhaust gas recirculation (“EGR”) coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and chillers and cooling plates for battery thermal management.

Customers – Automobile, light truck, motorcycle, and power sports vehicle and engine manufacturers.

Primary Competitors – Mahle; Dana Corporation; UFI Filters; Denso Corporation; Hanon Systems; BorgWarner; Valeo SA; and Zhejiang Yinlun Machinery Co., Ltd.

Commercial Vehicle

Market Overview – During fiscal 2020, the North American commercial vehicle markets experienced declines, the most severe of which was within the heavy-duty truck market.  In South America, the commercial vehicle market was relatively flat in fiscal 2020.  In Europe and India, the commercial vehicle market experienced slight declines in fiscal 2020.  We expect the global commercial vehicle markets will decline in fiscal 2021.  The COVID-19 pandemic has lowered customer demand in these markets; the duration and severity of the impacts of COVID-19 are currently uncertain.

Beyond the COVID-19 pandemic, trends influencing the commercial and specialty vehicle markets include a desire by global commercial vehicle manufacturers to standardize U.S., Canadian, and Eurozone emissions regulations and the adoption of higher standards, which are more comparable to Euro 6, in China and India.  Global standardization would lead to further development opportunities for Modine.  Additionally, truck and bus manufacturers are evaluating alternative powertrains and fuels, including electrification, waste heat recovery, and other technologies aimed at improving vehicle efficiency, all of which could present opportunities for us.  These trends are driving the advancement of product development worldwide and are creating demand for incremental improvements to thermal transfer products.  We are active in these developments with numerous customers, and believe we are well positioned to support these changes.

Products – Powertrain cooling (engine cooling modules, radiators, charge air coolers, condensers, oil coolers, fan shrouds, and surge tanks); on-engine cooling (EGR coolers, engine oil coolers, fuel coolers, charge air coolers and intake air coolers); and auxiliary cooling (transmission and retarder oil coolers and power steering coolers); and battery thermal management systems.

Customers – Commercial, medium- and heavy-duty truck and engine manufacturers; and bus and specialty vehicle manufacturers.

Primary Competitors – Mahle; TitanX; T. Rad Co. Ltd.; BorgWarner; and Tata Toyo.

Off-Highway

Market Overview – The global off-highway markets experienced declines during fiscal 2020.  In North America, production of U.S. agricultural, construction, and mining machinery decreased in fiscal 2020 compared with the prior year.  In South America, the off-highway markets experienced modest growth in fiscal 2020.  In Europe, construction and agricultural equipment markets experienced slight declines in fiscal 2020.  In Asia, the excavator markets experienced moderate declines during fiscal 2020.  We expect the global off-highway markets will decline in fiscal 2021.  The COVID-19 pandemic has lowered customer demand in the off-highway markets; the duration and severity of the impacts of COVID-19 are currently uncertain.

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

Our Industrial Businesses

Commercial and Industrial Solutions Segment

Market Overview – The primary markets served by our CIS segment experienced slight declines during fiscal 2020.  We expect these markets will decline further in fiscal 2021.  The COVID-19 pandemic is negatively impacting these markets; the duration and severity of the impacts of COVID-19 are currently uncertain.

Beyond the COVID-19 pandemic, trends influencing the primary CIS markets include refrigerant substitution and energy efficiency requirements, both of which are expected to benefit the commercial HVAC&R markets.  We also expect that future increases in urbanization, changing food consumption trends and increases in global trade will drive investments in refrigeration infrastructure.  Demand for efficient HVAC&R systems is driven by more stringent energy efficiency regulations and the need for higher-efficiency buildings.  Regulatory bodies are imposing stricter guidelines aimed to reduce carbon footprint, which we expect will drive growth in the data center market, as data centers will need to adopt the latest precision cooling solutions.  Lastly, we expect the anticipated reduction in Chinese government investments will negatively impact the industrial cooling market in China.

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

Building HVAC Systems Segment

Market Overview –The North American heating and ventilation market experienced moderate to relatively strong growth in fiscal 2020 due to overall favorable economic conditions and an increased demand from school systems.  Our businesses in the United Kingdom (“U.K.”) serve ventilating, air conditioning (“HVAC”) and data center markets in the U.K., mainland Europe, the Middle East, Far East and Africa.  In fiscal 2020, we saw strong growth within the colocation segment of data centers, offset slightly by a decline in comfort air conditioning markets largely attributable to the uncertainty of the withdrawal of the U.K. from the European Union (“Brexit.”)

With the exception of the data center market, where we are seeing heightened demand in light of increasing reliance on virtual capabilities resulting from stay-at-home edicts, the COVID-19 pandemic is negatively impacting the primary markets served by the BHVAC segment.  The duration and severity of the impacts of COVID-19 on these markets are currently uncertain.  Once markets return to a more normal state, we expect commercial investment, construction market activity, and energy efficiency legislation to drive increased demand in the ventilation and air conditioning markets.  We believe increased clarity regarding Brexit will begin benefitting the U.K. markets.  In addition, we expect an ever-increasing reliance on digital technologies, specifically colocation and cloud usage, to drive growth in the data center markets in the U.K. and Europe.  We also expect that European legislation, designed to increase equipment efficiency and reduce the use of high global warming potential refrigerants, will result in customer buying pattern shifts over the next few years, as HVAC equipment providers shift products towards more efficient and environmentally-friendly alternatives.

Products – Unit heaters (gas-fired, hydronic, electric and oil-fired); duct furnaces (indoor and outdoor); infrared units (high- and low-intensity); hydronic products (commercial fin-tube radiation, cabinet unit heaters, and convectors); roof-mounted direct- and indirect-fired makeup air units; commercial packaged rooftop ventilation units; unit ventilators; single packaged vertical units; precision air conditioning units for data center applications; air-handling units; chillers; ceiling cassettes; hybrid fan coils; and condensing units.  Aftersales includes spare parts, maintenance service and control solutions for existing plant equipment and new building management controls and systems.

Customers – Mechanical contractors; HVAC wholesalers; installers; and end users in a variety of commercial and industrial applications, including banking and finance, data center management, including colocation and cloud providers, education, hospitality, telecommunications, entertainment arenas, hotels, restaurants, hospitals, warehousing, manufacturing, and food and beverage processing.

Primary Competitors – Lennox International Inc (ADP).; Reznor (Nortek Global HVAC); Sterling (Mestek Inc.); Vertiv (formerly Emerson Electric Company (Liebert)); Stulz; Schneider Electric (APC / Uniflair); Johnson Controls, Inc. (York); Daikin (McQuay International); System Air (ChangeAir); Ingersoll Rand Inc. (Trane); Bard Manufacturing; Greenheck (Greenheck and Valent); and Aaon, Inc.

Geographical Areas

We maintain administrative organizations in all key geographical regions to facilitate customer support, development and testing, and other administrative functions.  We operate in the following countries:

North America	South America	Europe	Asia/Pacific	Middle East/Africa

United States	Brazil	Austria	China	United Arab Emirates
Mexico		Belgium	India
		Germany	South Korea
Hungary
Italy
Netherlands
Serbia
Spain
Sweden
United Kingdom

Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and commercial, industrial and building HVAC&R products similar to those produced in the U.S.

Exports

Export sales from the U.S. to foreign countries, as a percentage of consolidated net sales, were 7 percent, 6 percent and 5 percent in fiscal 2020, 2019, and 2018, respectively.

We believe our international presence positions us to share profitably in the anticipated long-term growth of the global vehicular and commercial, industrial and building HVAC&R markets.  We are committed to increasing our involvement and investment in international markets in the years ahead.

Customer Dependence

Our ten largest customers, some of which are conglomerates or otherwise affiliated, accounted for 45 percent of our consolidated net sales in fiscal 2020.  In fiscal 2020, Daimler AG accounted for 10 percent or more of our sales.  In fiscal 2019 and 2018, Daimler AG and Volkswagen AG each accounted for 10 percent or more of our sales.

Our top customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets. Our top customers, listed alphabetically, include: Carrier, Caterpillar; Daimler AG (including Daimler Trucks, Detroit Diesel, Mercedes-Benz, and Western Star Trucks); Deere & Company; FCA N.V. (including Chrysler, CNH, Fiat, Iveco, and VM Motori); Ingersoll Rand Inc. (Trane); Navistar (including MWM International); Volkswagen AG (including Audi, MAN, Porsche, and Scania); and AB Volvo (including Mack Trucks and Renault Trucks).  In addition, our CIS segment includes significant sales generated from a single global technology customer (more than 10 percent of CIS segment sales in fiscal 2020) with which we are party to confidentiality agreements.  Generally, we supply products to our customers on the basis of individual purchase orders received from them.  When it is in the mutual interest of Modine and our customers, we utilize long-term sales agreements to minimize investment risks and provide the customer with a proven source of competitively-priced products.  These contracts are typically three to five years in duration.

Backlog of Orders

Our operating segments maintain their own inventories and production schedules.  We believe that our current production capacity is capable of handling the sales volume expected in fiscal 2021 and beyond.

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

R&D expenditures, including certain application engineering costs for specific customer solutions, totaled $60 million, $70 million, and $66 million in fiscal 2020, 2019, and 2018, respectively.  As a percentage of our consolidated net sales, we have spent approximately 3 percent on R&D in each of the last three years.  This level of investment reflects our continued commitment to R&D in an ever-changing marketplace.  To achieve efficiencies and lower development costs, our R&D groups work closely with our customers on special projects and system designs.  Projects include EGR technology, oil coolers, charge air coolers, refrigerant heat exchangers, and battery thermal management systems for the automotive, commercial vehicle, agriculture, construction, and residential and commercial energy storage markets, which enable our customers to meet more stringent emission and energy efficiency standards.  Most of our current R&D activities are focused on internal development in the areas of powertrain cooling, engine cooling, building HVAC, and commercial and industrial thermal management products.  We also collaborate with several industry, university, and government-sponsored research organizations that conduct research and provide data on practical applications in the markets we serve.  We continue to identify, evaluate and engage in external research projects that complement our strategic internal research initiatives in order to further leverage our significant thermal technology expertise and capabilities.

Quality Improvement

Globally, we drive quality improvement by maintaining the Global Modine Management System, applying the Modine Operating System, and executing the Modine Quality Strategy.

Through our integrated and process-oriented Global Modine Management System, the majority of our manufacturing facilities and administrative offices are registered to ISO 9001:20015 or IATF 16949:2016 standards, helping to ensure that our customers receive high quality products and services.  Modine puts emphasis on monitoring process performance and adherence to meet rising customer expectations for performance, quality and service.

Our Global Modine Management System operates within the context of our Modine Operating System, which focuses on well-defined improvement principles and leadership behaviors to engage our teams in facilitating rapid improvements.  We drive sustainable and systematic continuous improvement throughout our company by utilizing the principles, processes and behaviors that are core to these systems.

To ensure future quality, we continue to execute the Modine Quality Strategy, which focuses on people, process, performance, tools and methods and the Global Modine Management System.

Environmental, Health and Safety Matters

We are committed to preventing pollution, eliminating waste and reducing environmental risks and employ waste management programs to advance our environmental stewardship and minimize our environmental footprint. The majority of our facilities maintain Environmental Management System (“EMS”) certification to the international ISO14001 standard through independent third-party audits.

We are focused on reducing both our energy and water usage and have empowered each of our global facilities to create and carry out action plans that will contribute to our company-wide reduction goals.  Examples of steps being taken to meet these goals include the installation of more efficient LED lighting systems, the replacement of inefficient boilers and air compressors, improved building HVAC management systems, increased industrial water recycling, and the installation of water-saving faucets.

We are committed to continuously driving energy efficiency across our product portfolio, reflecting our sense of environmental responsibility.  Our VTS segment products include EGR, oil and charge-air coolers, radiators, air conditioning condensers, battery and oil cooling systems, and charge-air coolers for cars, trucks, motorcycles, and specialty vehicles.  These products allow both internal combustion and electric vehicle systems to run at optimal temperatures, which promotes better fuel efficiency, lower emissions, and improved vehicle lifespans.  We continue to focus on component design and development to improve fuel efficiency and reduce overall energy consumption, while still providing the vehicle performance that our customers expect.  In our CIS and BHVAC segments, we are shifting our product portfolios toward lower-emission propellants and refrigerants that greatly reduce the environmental impact and enhance energy efficiency for our customers’ heating and cooling systems.  In addition, in our BHVAC segment, we are also focusing on reducing energy use by recycling waste heat produced from air conditioning systems.

Obligations for remedial activities may arise at our facilities due to past practices, or as a result of a property purchase or sale.  These obligations most often relate to sites where past operations followed practices that were considered acceptable under then-existing regulations, but now require investigative and/or remedial work to ensure appropriate environmental protection or where we are a successor to the obligations of prior owners and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  Environmental liabilities for investigative work and remediation at sites in the U.S. and abroad totaled $18 million at March 31, 2020.

We have consistently out-performed the private-industry Recordable Incident Rate (“RIR” as defined by OSHA) average for the manufacturing sector, which was 3.4 in 2018.  During fiscal 2020, we recorded an RIR of 1.14, which was lower than our prior year rate of 1.29.  Our behavior-based safety program proactively seeks to correct at-risk behaviors while positively reinforcing safe behaviors.

The health and safety of our employees is paramount to us.  In response to the COVID-19 pandemic, we have taken steps at all of our global locations to limit the risk of exposure.  These actions have included increasing the spacing between work stations, rotating or splitting shifts to reduce the number of employees in the plant, providing additional personal protective equipment as necessary, removing chairs from cafeterias to ensure social distancing, providing training on personal hygiene best practices, implementing additional cleansing and sanitizing processes in critical areas, and establishing programs allowing employees to work from home where possible, which are helping to protect both those employees who are working remotely and those who remain in our facilities.

Employees

We employed approximately 11,300 persons worldwide as of March 31, 2020.

Seasonal Nature of Business

Our overall operating performance is generally not subject to a significant degree of seasonality, as sales to OEM customers are dependent upon market demand for new vehicles.  However, our second fiscal quarter production schedules are typically impacted by customer summer shut downs and our third fiscal quarter is affected by holiday schedules.  Additionally, our CIS and BHVAC segments experience some seasonality, as demand for HVAC&R products can be affected by heating and cooling seasons, weather patterns, construction, and other factors.  We generally expect sales volume within our CIS segment to be higher during our first and second fiscal quarters due to the construction seasons in the northern hemisphere.  Sales volume within the BHVAC segment is generally stronger in our second and third fiscal quarters, corresponding with demand for heating products.

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

Our Enterprise Risk Management process seeks to identify and address significant risks.  We believe that risk-taking is an inherent aspect of operating a global business and, in particular, one focused on growth and cost-competitiveness.  Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, while preserving and enhancing shareholder value.  However, the risks set forth below and elsewhere in this report, as well as other risks currently unknown or deemed immaterial at the date of this report, could adversely affect us and cause our financial results to vary materially from recent or anticipated future results.

A.	MARKET RISKS

COVID-19 Pandemic and Future Public Health Crises

The ongoing COVID-19 pandemic, and any future widespread outbreak of an illness or other public health threat, could adversely affect our business, financial position, results of operations and cash flows.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, we have experienced significant impacts on our operations.  We suspended production at many of our manufacturing facilities around the world due to customer shutdowns or local government requirements.  Although the temporarily-closed facilities have since reopened, we are operating many facilities at reduced capacity levels in response to decreased customer orders.

Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19, we have taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  Our business operations could be further affected if any of our key management or leadership personnel are incapacitated or if a significant portion of our workforce is unable to work effectively due to illness, quarantines, government actions or similar pandemic-related impediments.  The COVID-19 threat has caused us to modify certain business practices (including employee work locations and limitations on physical participation in meetings) in ways that could be detrimental to our business, including, among others, working remotely and associated cybersecurity risks.

At this time, we are unable to quantify or predict the ultimate impacts on our business, the full extent of which will depend largely on future developments and the length and severity of the pandemic, all of which are unpredictable and outside of our control.  If we, our suppliers, or our customers experience further shutdowns or other significant business disruptions, our ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Likewise, an outbreak of a disease or public health threat in the future could create economic and financial disruptions and adversely affect our businesses around the world.  Potential impacts of the COVID-19 pandemic and any future epidemics, pandemics, or other health crises include, but are not limited to, (i) staffing shortages if portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures, or other restrictions; (ii) short- or long-term disruptions in our supply chain and our ability to deliver products to our customers; (iii) deterioration in the markets that we or our customers operate in, which may result in lower sales or a lack in the ability to pay; and (iv) significant volatility or negative pressure in the financial markets, which could adversely affect our access to capital and/or financing.

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

In an effort to manage and reduce our cost of purchased goods and services, we, like many suppliers and customers, have been consolidating our supply base.  As a result, we are dependent upon limited sources of supply for certain components used in the manufacture of our products.  We select our suppliers based upon total value (including price, delivery and quality), taking into consideration their production capacities, financial condition and willingness and ability to meet our demand.  In some cases, it can take several months or longer to find a supplier due to qualification requirements.  However, strong demand, the potential effects of trade laws and tariffs, capacity constraints, financial instability, public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, or other circumstances experienced by our suppliers could result in shortages or delays in their supply of product to us, or a significant price increase resulting in our need to resource.  If we were to experience a significant or prolonged shortage of critical components or materials from any of our suppliers and could not procure the components or materials from other sources, we would be unable to meet our production schedules and we would miss product delivery dates, which would adversely affect our sales, results of operations and customer relationships.

Our net sales and profitability could be adversely affected from business losses or declines with major customers.

Deterioration of a business relationship with a major customer could cause our sales and profitability to suffer.  Generally speaking, this risk is highest in our vehicular businesses, where a large portion of sales are attributable to a relatively small number of customers.  We principally compete for new vehicular business both during the initial development of new models and upon the redesign of existing models by our major customers.  New model development generally begins two to five years prior to marketing such models to the public.  The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results.  In addition, as a result of the relatively long lead times required for many of our complex vehicular components, it may be difficult in the short term for us to obtain new sales to replace any unexpected decline in sales of existing products.  We may incur significant expense in preparing to meet anticipated customer requirements that may not be recovered.  The loss of a major customer, the loss of business with respect to one or more of the vehicle models that use our vehicular products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

Our CIS segment includes significant sales generated from a single global technology customer (more than 10 percent of CIS segment sales) with which we are party to confidentiality agreements.  Sales to this customer have historically fluctuated significantly from one quarter or fiscal year to the next.  While we expect to be able to manage troughs and take advantage of peaks in these sales levels, to the extent we are unable to predict and mitigate lower sales levels or respond in a timely fashion to higher sales levels, the results of operations for the CIS segment could be adversely affected.

We are dependent upon the health of the customers and markets we serve.

We are highly susceptible to unfavorable trends or disruptions in the markets we serve, as our customers’ sales and production levels are affected by general economic conditions, including access to credit, the price of fuel and electricity, employment levels and trends, interest rates, labor relations issues, regulatory requirements, government-imposed restrictions relating to health crises or other unusual events, trade agreements and other market factors, as well as by customer-specific issues.  Any significant decline in production levels for current and future customers could result in asset impairment charges and a reduction in our sales, thereby adversely impacting our results of operations and financial condition.

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

We have manufacturing and technical facilities located in North America, South America, Europe, and Asia.  In fiscal 2020, 52 percent of our sales were generated from non-U.S. operations.  Consequently, our global operations are subject to complex international laws and regulations and numerous risks and uncertainties, including changes in monetary and fiscal policies, including those related to tax and trade, cross-border trade restrictions or prohibitions, import or other charges or taxes, fluctuations in foreign currency exchange and interest rates, changing economic conditions, public health crises, including the ongoing COVID-19 pandemic, unreliable intellectual property protection and legal systems, insufficient infrastructures, social unrest, political instability and disputes (including, for example, the uncertainty related to the withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit”), incompatible business practices, and international terrorism.  Changes in policies or laws governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we either manufacture products, such as Mexico, or buy raw materials, such as China, could have a material adverse effect on our results of operations.  In addition, compliance with multiple and often conflicting laws and regulations of various countries is burdensome and expensive.

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

We design technologically advanced products, and the processes required to produce these products can be difficult and complex.  We commit significant time and financial resources to ensure the successful launch of new products and programs.  Due to our high level of launch activity, particularly within our VTS segment, we must appropriately manage these launches and deploy our operational and administrative resources to take advantage of the resulting increase in our business.  If we do not successfully launch new products and programs, we may lose market share or damage relationships with our customers, which could negatively affect our business.  In addition, any failure in our manufacturing strategy for these new products or programs could result in operating inefficiencies or asset impairment charges, which could adversely affect our results of operations.

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

Information Technology (IT) Systems

We may be adversely affected by a substantial disruption in, or material breach of, our IT systems.

We are dependent upon our IT infrastructure, including network, hardware, and software systems, to conduct our business.  Despite network and other cybersecurity measures we have in place, our IT systems could be disrupted or we could experience a security breach from computer viruses, break-ins or similar disruptions.  A substantial disruption in our IT systems for a prolonged time period, or a material breach of our IT systems, could result in delays in receiving inventory and supplies or filling customer orders, and/or the release of otherwise confidential information, including personal information that is protected by the General Data Protection Regulation, adversely affecting our customer service and relationships as well as our reputation, and could lead to significant remediation expenses and litigation risks.  Our systems, and the systems of our service providers or others, could be breached, damaged or interrupted by cyber-attacks or other man-made intentional or unintentional events, or by natural disasters or occurrences, many of which may, despite our best efforts, be beyond our ability to effectively detect, anticipate or control.  This impact may be heightened by the increased disbursement of our workforce resulting from our own and from government efforts to mitigate the spread of the COVID-19 pandemic.  Any such events and the related delays, problems or costs could have a material adverse effect on our business, financial condition, results of operations and reputation.

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

In the event our products fail to perform as expected, we are exposed to warranty and product liability claims and may be required to participate in a recall or other field campaign of such products.  Many of our vehicular customers offer extended warranty protection for their vehicles and put pressure on their supply base to extend warranty coverage as well.  If our customers demand higher warranty-related cost recoveries, or if our products fail to perform as expected, it could have a material adverse impact on our results of operations and financial condition.  We are also involved in various legal proceedings from time to time incidental to our business.  If any such proceeding has a negative result, it could adversely affect our business, results of operations, financial condition and reputation.

Attracting and Retaining Talent

Our continued success is dependent on being able to attract, develop and retain qualified personnel.

Our ability to sustain and grow our business requires us to hire, develop, and retain skilled and diverse personnel in managerial, leadership and administrative functions.  We depend significantly on the engagement of our employees and their skills, experience and industry knowledge to support our objectives and initiatives.  Difficulty attracting, developing, and retaining qualified personnel, particularly in light of tightening global labor markets, could adversely affect our business and results of operations.

C.	STRATEGIC RISKS

Strategic Business Evaluation

The optimization of our VTS segment’s future profitability depends, in part, upon the success of our evaluation of strategic alternatives for our automotive business.

We previously announced our evaluation of strategic alternatives for our automotive business within our VTS segment. While we have paused this process in light of the COVD-19 pandemic, we are committed to exiting this business in a manner that is in the best interest of our shareholders and will resume the process when economic conditions improve.  It is possible that our exit strategy may ultimately include a combination of both selling and winding-down or closing portions of the automotive business.  While we have spent considerable resources working towards the separation of the automotive business and preparing for a potential sale, there can be no assurance that the evaluation will result in a consummated transaction.  If our evaluation process does not result in the successful consummation of a strategic alternative, or if we are otherwise unable through such consummation to realize our goal for the automotive business, we may not be able to optimize the profitability of our VTS segment, which could adversely affect our results of operations and financial condition.

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

As of March 31, 2020, we had total outstanding indebtedness of $482 million.  Our indebtedness and related debt service obligations (i) require that significant cash flow from operations be used for principal and interest payments, which reduces the funds we have available for other business purposes; (ii) limit our flexibility in planning for or reacting to changes in our business and market conditions; and (iii) expose us to interest rate risk, since the majority of our debt obligations carry variable interest rates.

Our credit and Senior Note agreements contain financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum leverage ratio.  Although we recently amended these agreements to provide additional flexibility in light of risks and uncertainties resulting from the COVID-19 pandemic, our failure to comply with debt covenants could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date.  If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and interest rates.

The planned phase out of the London Interbank Offer Rate (“LIBOR”) could have an adverse effect on our financial condition and access to capital.

Our revolving credit facility and current term loans utilize LIBOR to set the interest rate on outstanding borrowings.  The United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer persuade or compel panel banks to submit the rates required to calculate LIBOR.  Currently, there is no definitive information or consensus regarding the future utilization of LIBOR or alternative reference rates.  As a result, it is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates.  Should a suitable replacement for LIBOR not be available, however, the rates under our variable rate indebtedness could increase and access to capital could be limited.

Market trends and regulatory requirements may require additional funding for our pension plans.

Our defined benefit pension plans in the U.S. are frozen to new participants.  Our funding policy is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  Our domestic plans have an unfunded liability totaling $98 million.  During fiscal 2021, we anticipate making funding contributions totaling $20 million related to these domestic plans.  Funding requirements for our defined benefit plans are dependent upon, among other things, interest rates, underlying asset returns, mortality rate assumptions, and the impact of legislative or regulatory changes.  Should changes in actuarial assumptions or other factors result in the requirement of significant additional funding contributions, our financial condition could be adversely affected.

Goodwill and Intangible Assets

Our balance sheet includes significant amounts of goodwill and intangible assets.  An impairment of a significant portion of these assets would adversely affect our financial results.

Our balance sheet includes goodwill and intangible assets totaling $272 million at March 31, 2020.  We perform goodwill impairment tests annually, as of March 31, or more frequently if appropriate.  In addition, we review intangible assets for impairment whenever business conditions or other events indicate that the assets may be impaired.  If we determine the carrying value of an asset is impaired, we write down the asset to fair value and record an impairment charge to current operations.

We use judgment in determining if an indication of impairment exists.  For our annual goodwill impairment tests, we use significant estimates and assumptions, including revenue growth rates and operating profit margins to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.  We cannot predict the occurrence of future events or circumstances, including lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued economic uncertainty and impacts associated with the COVID-19 pandemic, which could adversely affect the carrying value of goodwill and intangible assets.  An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our financial results.

Income Taxes

We may be subject to additional income tax expense or become subject to additional tax exposure.

As of March 31, 2020, our net deferred tax assets totaled $97 million.  These deferred tax assets include, among others, net operating loss carryforwards and tax credit carryforwards that may be used in certain tax jurisdictions to offset future taxable income and reduce income taxes payable.  Each quarter, we determine the probability that the deferred tax assets will be realized.  This determination involves judgement and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could require us to establish further valuation allowances, which could have a material adverse effect on our results of operations and financial condition.

In addition, the subjectivity of or changes in tax laws and regulations in jurisdictions where we have significant operations could materially affect our results of operations and financial condition.  We are also subject to tax audits in each jurisdiction in which we operate.  Unfavorable or unexpected outcomes from one or more tax audits could adversely affect our results of operations and financial condition.

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

The following table sets forth information regarding our principal properties as of March 31, 2020.  Properties with less than 20,000 square feet of building space have been omitted from this table.

Location of Facility	Building Space	Primary Use	Owned or Leased
VTS Segment
North and South America
Lawrenceburg, TN	554,000 sq. ft.	Manufacturing	144,000 Owned 410,000 Leased
Nuevo Laredo, Mexico	466,000 sq. ft.	Manufacturing	399,000 Owned 67,000 Leased
Sao Paulo, Brazil	375,000 sq. ft.	Manufacturing	Owned
Jefferson City, MO	202,000 sq. ft.	Manufacturing	162,000 Owned 40,000 Leased
Trenton, MO	160,000 sq. ft.	Manufacturing	Owned
Joplin, MO	140,000 sq. ft.	Manufacturing	Owned
Laredo, TX	92,000 sq. ft.	Warehouse	Leased

Europe
Bonlanden, Germany	205,000 sq. ft.	Administrative & technology center	Owned
Kottingbrunn, Austria	221,000 sq. ft.	Manufacturing	Owned
Pontevico, Italy	167,000 sq. ft.	Manufacturing	Owned
Mezökövesd, Hungary	246,000 sq. ft.	Manufacturing	Owned
Pliezhausen, Germany	126,000 sq. ft.	Manufacturing	48,000 Owned 78,000 Leased
Uden, Netherlands	107,000 sq. ft.	Manufacturing	74,000 Owned 33,000 Leased
Neuenkirchen, Germany	76,000 sq. ft.	Manufacturing	Owned
Gyöngyös, Hungary	58,000 sq. ft.	Manufacturing	Leased

Asia
Changzhou, China	257,000 sq. ft.	Manufacturing	Owned
Chennai, India	154,000 sq. ft.	Manufacturing	Owned
Yangzhou, China	96,000 sq. ft.	Manufacturing (Joint Venture)	Leased
Shanghai, China	80,000 sq. ft.	Manufacturing	Leased
Jincheon, South Korea	46,000 sq. ft.	Manufacturing (Joint Venture)	Leased

Location of Facility	Building Space	Primary Use	Owned or Leased
CIS Segment
North America
Grenada, MS	809,000 sq. ft.	Administrative, manufacturing & technology center	Leased
Grenada, MS	220,000 sq. ft.	Manufacturing	Owned
Grenada, MS	190,000 sq. ft.	Manufacturing	Leased
Juarez, Mexico	326,000 sq. ft.	Manufacturing	Leased
Jacksonville, TX	55,000 sq. ft.	Manufacturing	Owned
Temecula, CA	33,000 sq. ft.	Manufacturing	Leased
Louisville, KY	28,000 sq. ft.	Manufacturing	Leased
Tampa, FL	23,000 sq. ft.	Manufacturing	Leased
Ramos Arizpe, Mexico	59,000 sq. ft.	Manufacturing	Leased

Europe
Pocenia, Italy	449,000 sq. ft.	Administrative, manufacturing & technology center	Owned
Guadalajara, Spain	482,000 sq. ft.	Manufacturing	Owned
Söderköping, Sweden	216,000 sq. ft.	Manufacturing	Owned
Amaro, Italy	196,000 sq. ft.	Manufacturing	Leased
Kötschach-Mauthen, Austria	195,000 sq. ft.	Manufacturing	Owned (closed)
San Vito, Italy	131,000 sq. ft.	Manufacturing	Owned
Sremska Mitrovica, Serbia	128,000 sq. ft.	Manufacturing	Leased
Padova, Italy	78,000 sq. ft.	Manufacturing	Leased

Asia
Zhongshan, China	143,000 sq. ft.	Manufacturing	Leased
Wuxi, China	303,000 sq. ft.	Manufacturing	Leased

BHVAC Segment
North America
Buena Vista, VA	197,000 sq. ft.	Manufacturing	Owned
Lexington, VA	104,000 sq. ft.	Warehouse	Owned
West Kingston, RI	93,000 sq. ft.	Manufacturing	Owned

Europe
Leeds, United Kingdom	247,000 sq. ft.	Administrative & manufacturing	Leased
Consett, United Kingdom	38,000 sq. ft.	Manufacturing	Owned
Consett, United Kingdom	20,000 sq. ft.	Manufacturing	Leased

Corporate Headquarters
Racine, WI	458,000 sq. ft.	Headquarters & technology center	Owned

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.

The following sets forth the name, age (as of March 31, 2020), recent business experience and certain other information relative to each executive officer of the Company.

Name	Age	Position
Brian J. Agen	51	Vice President, Human Resources (October 2012 – Present).
Scott L. Bowser	55
Vice President, Commercial and Industrial Solutions and Chief Operating Officer (September 2019 - Present); previously Vice President, Chief Operating Officer; Vice President, Global Operations; and Vice President of Asia and Global Procurement for the Company.

Thomas A. Burke	62	President and Chief Executive Officer (April 2008 – Present).
Joel T. Casterton	48	Vice President, Vehicular Thermal Solutions (January 2018 – Present); previously Director – Global Program Management & Quality for the Company.
Michael B. Lucareli	51	Vice President, Finance and Chief Financial Officer (October 2011 – Present).
Matthew J. McBurney	50
Vice President, Building HVAC and Corporate Strategy (November 2019 - Present); previously Vice President, Strategic Planning and Development; Vice President, Luvata Integration; and Vice President, Building HVAC for the Company.

Scott A. Miller	55
Vice President, Global Coils and Coolers (November 2019 – Present); previously Vice President, Building HVAC; Managing Director – Global Operations; and Operations Director of the Building HVAC and North America business units for the Company.

Sylvia A. Stein	53
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

There are no family relationships among the executive officers and directors.  All of the executive officers of Modine have been employed by us in various capacities during the last five years with the exception of Ms. Stein, who joined in January 2018, whose business experience during the last five years is described above.

There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he or she was elected an officer of Modine.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Stock Exchange.  Our trading symbol is MOD.  As of March 31, 2020, shareholders of record numbered 2,282.

We did not pay dividends during fiscal 2020 or 2019.  Under our credit agreements, we are permitted to pay dividends on our common stock, subject to certain restrictions based upon the calculation of debt covenants, as further described under “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We currently do not intend to pay dividends in fiscal 2021.

The following describes the Company’s purchases of common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31, 2020	2,850 (b)	$7.28	———	$46,985,524

February 1 – February 29, 2020	16,948 (b)	$8.07	———	$46,985,524

March 1 – March 31, 2020	———	———	———	$46,985,524

Total	19,798 (b)	$7.95	———

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

		Indexed Returns
	Initial Investment	Years ended March 31,
Company / Index	March 31, 2015	2016	2017	2018	2019	2020
Modine Manufacturing Company	$100	$81.74	$90.57	$157.02	$102.97	$24.13
Russell 2000 Index	100	90.24	113.90	127.33	129.94	98.77
S&P MidCap 400 Industrials Index	100	97.44	121.41	141.39	143.14	116.40

ITEM 6.	SELECTED FINANCIAL DATA.

The following data should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report.

	Years ended March 31,
(in millions, except per share amounts)	2020	2019	2018	2017	2016

Net sales	$1,976	$2,213	$2,103	$1,503	$1,353
Operating income	38	110	92	42	37
Net (loss) earnings	(2)	86	24	15	(1)
Total assets	1,536	1,538	1,573	1,450	921
Long-term debt - excluding current portion	452	382	407	446	126
Net cash provided by operating activities	58	103	124	42	72
Expenditures for property, plant and equipment	71	74	71	64	63
Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.04)	$1.67	$0.44	$0.29	$(0.03)
Diluted	(0.04)	1.65	0.43	0.29	(0.03)

The following factors impact the comparability of the selected financial data presented above:

•
On November 30, 2016, we acquired Luvata HTS for total consideration of $388 million, net of cash acquired.  Since the date of acquisition, we’ve consolidated financial results from this business within our CIS segment.  During fiscal 2020, 2019, 2018, and 2017, CIS segment net sales were $624 million, $708 million, $676 million, and $232 million, respectively.  This transaction and the related debt financing also resulted in increases in total assets and long-term debt.  During fiscal 2018 and 2017, we recorded $4 million and $15 million, respectively, of costs directly related to the acquisition and integration of Luvata HTS.

•
During fiscal 2020, 2019, 2018, 2017, and 2016, we incurred $12 million, $10 million, $16 million, $11 million, and $17 million, respectively, of restructuring expenses.  See Note 5 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2020, 2018, and 2016, we recorded asset impairment charges totaling $9 million, $3 million and $10 million, respectively.  See Notes 5, 13, and 14 of the Notes to Consolidated Financial Statements for additional information.

•
During fiscal 2020 and 2019, the Company recorded $39 million and $7 million, respectively, of costs directly associated with its review of strategic alternatives for the VTS segment's automotive business, including costs to separate and prepare the business for a potential sale.

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

Overview

Founded in 1916, Modine Manufacturing Company is a global leader in thermal management systems and components, bringing heating and cooling technology and solutions to diversified global markets.  We operate on five continents, in 17 countries, and employ approximately 11,300 persons worldwide.

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

Company Strategy

Fiscal 2020 brought challenges, including market weakness in key vehicular end markets and the COVID-19 pandemic, which negatively impacted our businesses, beginning in the fourth quarter in Asia and Europe.  In response to these challenges, we have rapidly implemented cost-savings measures to mitigate the impacts of lower customer demand.  These measures have included, but are not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  We are reducing operating and administrative expenses, including travel and entertainment expenditures, and lowering the annual compensation paid to the Board of Directors.  We have also taken steps specifically aimed to preserve cash and maximize our liquidity.  In addition, we are focused on reducing capital expenditures by delaying certain projects and the purchase of some program-related equipment and tooling.

Both the vehicular market weakness and the impacts of the COVID-19 pandemic during fiscal 2020 placed significant strain on our previously-announced evaluation of strategic alternatives for the automotive business.  As a result, we have paused this process until economic conditions improve.  We remain committed, however, to exiting the automotive business in a manner that is in the best interest of our shareholders.

As we steer our business through these uncertain times in light of the COVID-19 pandemic, we are focused on leveraging the advantages we have.  We have made significant strides in becoming an industrial thermal management company and possess superior technology that we can apply to targeted end markets.  We are confident in our Company’s strong foundation, comprised of our effective leadership team, committed workforce, and engaged board of directors.  Through our strong foundation, we believe we can create and maintain shareholder value even in these times of unprecedented uncertainty.

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

We devote significant resources to global strategic planning and development activities to strengthen our competitive position.  We expect to continue to pursue organic- and external-growth opportunities, particularly to grow our global, market leading positions in our industrial businesses.  As an example, we recently announced that we are changing how we will go to market to existing and potential new data center customers and are expanding our data center offerings into the North American market.  We are bringing together the full systems capability and established roots of our BHVAC segment in the data center space with the global manufacturing expertise and customer relationships within CIS.  We expect strong growth opportunities in the North American data center market as the industry is growing exponentially in order to keep up with the ever-increasing reliance on digital technologies.

Operational and Financial Discipline

We operate in a dynamic, global marketplace; therefore, we manage our business with a disciplined focus on increasing productivity and reducing waste.  The nature of the global marketplace requires us to move toward a greater manufacturing scale in order to create a more competitive cost base.  In order to optimize our cost structure and improve efficiency of our operations, we have executed restructuring activities in our VTS and CIS segments during recent years. We have also developed a single focus approach to the data center market by combining the resources and capabilities of our BHVAC and CIS teams.  In addition, as costs for materials and purchased parts may rise from time to time due to increases in commodity markets, we seek low-cost sourcing, when appropriate, and enter into contracts with some of our customers that provide for commodity price adjustments, on a lag basis.

We follow a rigorous financial process for investment and returns, intended to enable increased profitability and cash flows over the long term.  We place particular emphasis on working capital improvement and prioritization of our capital investments.

Our executive management incentive compensation (annual cash incentive) plan for fiscal 2020 was based upon consolidated operating income growth and a cash flow margin metric.  These performance goals drive alignment of management and shareholders’ interests in both our earnings growth and cash flow targets.  In addition, we provide a long-term incentive compensation plan for officers and certain key employees to attract, retain, and motivate employees who directly impact the long-term performance of our company.  The plan is comprised of stock awards, stock options, and performance-based stock awards.  The performance-based stock awards for the fiscal 2020 through 2022 performance period are based upon a target three-year average annual revenue growth and a target three-year average consolidated cash flow return on invested capital.

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

Effective April 1, 2020, we began managing our automotive business separate from the VTS segment as we target the sale or eventual exit of the automotive business.  We will report financial results for the automotive segment beginning in the first quarter of fiscal 2021.

Vehicular Thermal Solutions (58 percent of fiscal 2020 net sales)

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

Sales volume in the VTS segment decreased during fiscal 2020, as compared with the prior year.  In particular, sales to commercial vehicle and off-highway customers decreased significantly compared with the prior year, resulting from weakness in the global vehicular markets and the planned wind-down of certain commercial vehicle programs.  In addition, to a lesser extent, sales volume decreased to automotive customers in fiscal 2020.  During fiscal 2020, we recorded asset impairment charges totaling $8 million, primarily related to manufacturing facilities in Austria and Germany that are expected to be negatively impacted by planned wind downs of certain commercial vehicle and automotive programs.

We previously announced our evaluation of strategic alternatives for the automotive business.  As a result of the widespread economic impacts of the COVID-19 pandemic, we have paused this process, yet we remain committed to exiting this business in a manner that is in the best interest of our shareholders.  We intend to resume this process once we determine that market conditions will support our effort to maximize the value of our business.  It is possible that our exit strategy may ultimately include a combination of both selling and winding-down or closing portions of the automotive business.  We remain committed to executing on the best strategic alternative for the automotive business in order to both optimize our VTS segment’s financial performance and maximize shareholder value.

Commercial and Industrial Solutions (31 percent of fiscal 2020 net sales)

Our CIS segment provides a broad offering of thermal management products to the HVAC&R markets, including solutions tailored to indoor and mobile climates, food storage and transport-refrigeration, and industrial processes.  CIS’s primary product groups include coils, coolers, and coatings.  Our coils products include custom-designed condensers, evaporators, round-tube solutions, as well as steam and water/fluid coils.  Our coolers include commercial refrigeration units, which are used across the food supply chain, products for precision climate control for other applications such as data center cooling, carbon dioxide and ammonia unit coolers, remote condensers, transformer oil coolers, and brine coolers.  In addition, we offer proprietary coating solutions for corrosion protection, prolonging the life of heat-transfer equipment.

During fiscal 2020, CIS segment sales volume decreased to both commercial HVAC&R and data center customers.  The lower sales volume to commercial HVAC&R customers was largely attributable to general market weakness.  In particular, the U.S. refrigeration transport market declined compared with the prior year.  The lower data center sales primarily resulted from a significant decline in sales to an individual data center customer in fiscal 2020.  The lower sales to this customer primarily resulted from the customer’s temporary lull in additional investment, after strong capacity expansion in the prior year.

Looking ahead, while the duration and severity of the impacts of COVID-19 on the markets we serve are currently uncertain, our team is focused on improving financial results through manufacturing efficiencies, vertical integration projects and pricing strategies.  We will continue to support our customers with innovative products, such as coils with smaller diameter tubing, to help them meet increasingly-stringent environmental requirements.  Also, we have increased our product offerings that feature low Global Warming Potential refrigerants, which are more environmentally friendly than traditional refrigerants, and will continue to support the transition to natural refrigerants through our comprehensive line of commercial cooler products.  We aim to capitalize on opportunities arising from energy and environmental regulations and believe we are well-positioned to be the partner of choice for our customers.

Building HVAC Systems (11 percent of fiscal 2020 net sales)

Our BHVAC segment manufactures and distributes a variety of original equipment and aftersales HVAC products, primarily for commercial buildings and related applications in North America, the U.K., mainland Europe, the Middle East, Asia, and Africa.  We sell and distribute our heating, ventilation and cooling products through wholesalers, distributors, consulting engineers, contractors and building owners for applications such as warehouses, repair garages, greenhouses, residential garages, schools, data centers, manufacturing facilities, hotels, hospitals, restaurants, stadiums, and retail stores.  Our heating products include gas (natural and propane), electric, oil and hydronic unit heaters, low- and high-intensity infrared, and large roof-mounted direct- and indirect-fired makeup air units.  Our ventilation products include single-packaged vertical units and unit ventilators used in school room applications, air-handling equipment, and rooftop packaged ventilation units used in a variety of commercial building applications.  Our cooling products include precision air conditioning units used primarily for data center cooling applications, air- and water-cooled chillers, and ceiling cassettes, which are used in a variety of commercial building applications.

Economic conditions, such as demand for new commercial construction, building renovations, including HVAC replacement, growth in data centers and school renovations, and higher efficiency requirements, are growth drivers for our building HVAC products.  During fiscal 2020, sales increased in North America, primarily driven by increased sales of ventilation and heating products.  These higher sales in North America were partially offset by lower sales in the U.K., primarily due to lower sales of air conditioning and ventilation products.

We are focused on being a leader in the development of sustainable HVAC solutions for our customers.  As recently announced, we are targeting to expand our data center cooling business into the North American market.  We have established roots in the data center space and plan to leverage our North American presence, including our manufacturing footprint and thermal management expertise, to deploy integrated data center cooling solutions to the U.S. market.  We are seeing heightened demand in the data center markets, particularly in light of the increasing reliance on virtual capabilities resulting from stay-at-home edicts associated with the COVID-19 pandemic.

Consolidated Results of Operations

Fiscal 2020 net sales decreased $237 million, or 11 percent, from the prior year, primarily due to lower sales in our VTS and CIS operating segments, partially offset by higher sales in our BHVAC segment.  Foreign currency exchange rate changes negatively impacted sales in fiscal 2020 by $46 million.  Cost of sales decreased $179 million, or 10 percent, from last year, primarily due to lower sales volume.  Gross profit decreased $58 million and gross margin declined 90 basis points to 15.6 percent.  SG&A expenses increased $6 million, primarily due to separation and project costs associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $29 million compared with fiscal 2019.  The higher separation and project costs were partially offset by lower-compensation related expenses.  Operating income during fiscal 2020 decreased $72 million to $38 million, primarily due to lower gross profit and higher SG&A expenses.

The COVID-19 pandemic began negatively impacting our business beginning with our Asian and European markets in the fourth quarter of fiscal 2020.  Both weakness in key vehicular markets and the impacts of the COVID-19 pandemic placed significant strain on our previously-announced evaluation of strategic alternatives for the automotive business within the VTS segment.  As a result, we paused this process until economic conditions improve.  We remain committed, however, to exiting the automotive business in a manner that is in the best interest of our shareholders.  Once we resume the process, it is possible that our exit strategy may ultimately include a combination of both selling and winding-down or closing portions of the automotive business.  We have spent considerable time and money separating the automotive business and preparing for a potential sale.  We have dedicated resources to physically separate the automotive manufacturing operations, including resources for IT systems and separate business processes, and have also established new legal entities.  We believe these resource investments are critical to exiting the automotive business.  We remain committed to our strategy of becoming a diversified industrial company and executing on the best strategic alternative for the automotive business in order to both optimize our VTS segment’s financial performance and maximize shareholder value.

As a result of the impacts of the COVID-19 pandemic, we suspended production at certain manufacturing facilities in China, India, Italy, Spain, Germany, the Netherlands, Austria, Hungary, the U.S., Mexico and Brazil due to local government requirements or customer shutdowns and are operating other facilities in the U.S. and abroad at reduced capacity levels.  Although the temporarily-closed facilities have since reopened, many are operating at a significantly reduced volume because of low customer demand.  Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19 on our financial results, we have taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we are reducing operating and administrative expenses, including travel and entertainment expenditures, and lowering the annual compensation paid to the Board of Directors.  We are also focused on reducing capital expenditures by delaying certain projects and the purchase of some program-related equipment and tooling.

The following table presents our consolidated financial results on a comparative basis for fiscal years 2020 and 2019.  A detailed comparison of our consolidated fiscal 2019 and 2018 financial results can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on May 23, 2019.

	Years ended March 31,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$1,976	100.0%	$2,213	100.0%
Cost of sales	1,668	84.4%	1,847	83.5%
Gross profit	308	15.6%	366	16.5%
Selling, general and administrative expenses	250	12.6%	244	11.0%
Restructuring expenses	12	0.6%	10	0.4%
Impairment charges	9	0.4%	-	-
(Gain) loss on sale of assets	(1)	-	2	0.1%
Operating income	38	1.9%	110	5.0%
Interest expense	(23)	-1.1%	(25)	-1.1%
Other expense - net	(5)	-0.2%	(4)	-0.2%
Earnings before income taxes	10	0.5%	81	3.7%
(Provision) benefit for income taxes	(12)	-0.6%	5	0.2%
Net (loss) earnings	$(2)	-0.1%	$86	3.9%

Fiscal 2020 net sales of $1,976 million were $237 million, or 11 percent, lower than the prior year, primarily due to lower sales in our VTS and CIS segments and a $46 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher sales in our BHVAC segment.  Sales decreased $175 million and $84 million in our VTS and CIS segments, respectively.  Sales increased $9 million in our BHVAC segment.

Fiscal 2020 cost of sales of $1,668 million decreased $179 million, or 10 percent, primarily due to lower sales volume and a $39 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 90 basis points to 84.4 percent and was negatively impacted by approximately 80 basis points due to higher labor and inflationary costs and, to a lesser extent, by sales mix.  These negative impacts were partially offset by favorable material costs, which impacted costs of sales by approximately 30 basis points.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.  In addition, we recorded $3 million of costs at Corporate for program and equipment transfers associated with the separation of the VTS segment’s automotive business in preparation for a potential sale.

As a result of lower sales and higher cost of sales as a percentage of sales, fiscal 2020 gross profit decreased $58 million and gross margin declined 90 basis points to 15.6 percent.

Fiscal 2020 SG&A expenses increased $6 million.  The increase in SG&A was primarily due to separation and project costs recorded at Corporate associated with our review of strategic alternatives for the VTS segment’s automotive business, which increased approximately $29 million.  This increase was partially offset by lower compensation-related expenses, which decreased approximately $13 million, lower environmental charges related to previously-owned manufacturing facilities in the U.S., which decreased approximately $3 million, and a $4 million favorable impact from foreign currency exchange rate changes.

Restructuring expenses totaled $12 million during fiscal 2020 and increased $2 million compared with the prior year.  The fiscal 2020 restructuring expenses primarily consisted of severance expenses related to targeted headcount reductions in the VTS segment and equipment transfer and plant consolidation costs in the CIS segment.  The fiscal 2020 headcount reductions were in response to lower market demand and in support of our objective to reduce operational and SG&A cost structures.  During fiscal 2021, we approved headcount reductions in the VTS and CIS segments and, as a result, we expect to record approximately $4 million of severance expenses during the first quarter of fiscal 2021.

During fiscal 2020, we recorded impairment charges totaling $9 million, primarily related to two manufacturing facilities in the VTS segment.

Operating income of $38 million during fiscal 2020 decreased $72 million compared with the prior year.  This decrease was primarily due to an increase of $32 million of separation and project costs associated with our review of strategic alternatives for our automotive business and lower earnings in our VTS and CIS segments, which decreased $37 million and $20 million, respectively, partially offset by higher earnings in our BHVAC segment, which increased $9 million.

The provision for income taxes was $12 million in fiscal 2020, compared with a benefit for income taxes of $5 million in fiscal 2019.  The $17 million change was primarily due to the absence of income tax benefits totaling $25 million recorded in the prior year and income tax charges totaling $10 million in the current year, partially offset by lower operating earnings in fiscal 2020.  The $25 million of income tax benefits recorded in fiscal 2019 related to the recognition of tax assets for foreign tax credits and a manufacturing deduction in the U.S. and our accounting for the Tax Act.  The $10 million of income tax charges in fiscal 2020 were comprised of net charges totaling $7 million resulting from adjustments of valuation allowances on certain deferred tax assets in the U.S. and in a foreign jurisdiction and $3 million associated with legal entity restructuring in preparation for a potential sale of our automotive business.  See Note 7 of the Notes to Consolidated Financial Statements for additional information.

Segment Results of Operations

A detailed comparison of our segment financial results for fiscal 2019 and 2018 can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on May 23, 2019.

Effective April 1, 2020, we began managing our automotive business separate from the other businesses within the VTS segment.  We are managing the automotive business as a separate segment as we target the sale or eventual exit of the automotive businesses.  Beginning for fiscal 2021, we will report the financial results for the automotive business as the Automotive segment.  The remaining portion of the previous VTS segment will be named the Heavy-Duty Equipment segment and will include the heavy-duty commercial vehicle and off-highway businesses.

VTS
	Years ended March 31,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$1,177	100.0%	$1,352	100.0%
Cost of sales	1,032	87.7%	1,165	86.2%
Gross profit	145	12.3%	187	13.8%
Selling, general and administrative expenses	100	8.5%	113	8.3%
Restructuring expenses	10	0.8%	9	0.7%
Impairment charges	8	0.7%	-	-
Gain on sale of assets	(1)	-0.1%	-	-
Operating income	$28	2.3%	$65	4.8%

VTS net sales decreased $175 million, or 13 percent, in fiscal 2020 compared with the prior year, primarily due to lower sales volume, a $31 million unfavorable impact of foreign currency exchange rate changes, and, to a lesser extent, unfavorable customer pricing largely resulting from contractually-scheduled price-downs.  Sales to commercial vehicle, off-highway, and automotive customers decreased $64 million, $60 million, and $34 million, respectively.  These sales declines largely result from weakness in global vehicular markets and the planned wind-down of certain commercial vehicle programs.

VTS cost of sales decreased $133 million, or 11 percent, primarily due to lower sales volume and a $26 million favorable impact of foreign currency exchange rate changes.  As a percentage of sales, cost of sales increased 150 basis points to 87.7 percent.  Beyond the unfavorable impact of the lower sales volume, higher labor and inflationary costs and unfavorable customer pricing negatively impacted cost of sales by approximately 90 basis points and 70 basis points, respectively.  Higher depreciation costs, primarily resulting from recent manufacturing capacity expansion in China and Hungary, also negatively impacted cost of sales to a lesser extent.  These negative impacts were partially offset by favorable material costs, which impacted cost of sales by approximately 30 basis points, improved operating efficiencies and cost savings from procurement initiatives.  The favorable material costs primarily resulted from lower commodity pricing, which more than offset the negative impacts of tariffs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $42 million and gross margin declined 150 basis points to 12.3 percent.

VTS SG&A expenses decreased $13 million compared with the prior year yet increased 20 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $9 million, lower environmental charges related to previously-owned manufacturing facilities in the U.S, which decreased approximately $3 million, and a $3 million favorable impact of foreign currency exchange rate changes.

Restructuring expenses during fiscal 2020 increased $1 million, primarily due to higher severance expenses resulting from targeted headcount reductions in Europe and in the Americas.

During fiscal 2020, we recorded asset impairment charges totaling $8 million, primarily related to manufacturing facilities in Austria and Germany to write down property and equipment assets to fair value.  We anticipate future cash flows at these facilities will be negatively impacted by planned wind downs of certain commercial vehicle and automotive programs.

During fiscal 2020, we completed the sale of a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $1 million.

Operating income in fiscal 2020 decreased $37 million to $28 million, primarily due to lower gross profit and higher impairment charges, partially offset by lower SG&A expenses.

CIS
	Years ended March 31,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$624	100.0%	$708	100.0%
Cost of sales	531	85.1%	593	83.8%
Gross profit	93	14.9%	115	16.2%
Selling, general and administrative expenses	57	9.2%	61	8.6%
Restructuring expenses	2	0.3%	-	-
Impairment charges	1	0.1%	-	0.1%
Operating income	$33	5.3%	$53	7.5%

CIS net sales decreased $84 million, or 12 percent, in fiscal 2020 compared with the prior year, primarily due to lower sales volume and a $12 million unfavorable impact of foreign currency exchange rate changes.  Sales to commercial HVAC&R and data center cooling customers decreased $43 million and $38 million, respectively.

CIS cost of sales decreased $62 million, or 10 percent, primarily due to lower sales volume and an $11 million favorable foreign currency exchange rate impact.  As a percentage of sales, cost of sales increased 130 basis points to 85.1 percent, primarily due to the unfavorable impact of lower sales volume and unfavorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $22 million and gross margin declined 130 basis points to 14.9 percent.

CIS SG&A expenses decreased $4 million compared with the prior year yet increased 60 basis points as a percentage of sales.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2 million, and the favorable impact of cost-control initiatives.

Restructuring expenses during fiscal 2020 increased $2 million, primarily due to higher equipment transfer and plant consolidation costs.  We are currently transferring product lines to our manufacturing facility in Mexico in order to achieve operational improvements and organizational efficiencies.

During fiscal 2020, we recorded a $1 million asset impairment charge related to a previously-closed manufacturing facility in Austria.

Operating income in fiscal 2020 decreased $20 million to $33 million, primarily due to lower gross profit, partially offset by lower SG&A expenses.

BHVAC
	Years ended March 31,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$221	100.0%	$212	100.0%
Cost of sales	150	67.7%	149	70.1%
Gross profit	72	32.3%	63	29.9%
Selling, general and administrative expenses	35	15.8%	35	16.4%
Loss on sale of assets	-	-	2	0.8%
Operating income	$36	16.5%	$27	12.6%

BHVAC net sales increased $9 million, or 4 percent, in fiscal 2020 compared with the prior year, primarily due to higher sales in the U.S., which increased $14 million, partially offset by lower sales in the U.K., which decreased $5 million. The higher sales in the U.S. were primarily driven by the increased sales of ventilation and heating products.  The lower sales in the U.K. were primarily due to lower sales of air conditioning and ventilation products and a $3 million unfavorable impact of foreign currency exchange rate changes, partially offset by higher data center sales.

BHVAC cost of sales increased $1 million, or less than 1 percent, in fiscal 2020.  As a percentage of sales, cost of sales decreased 240 basis points to 67.7 percent, primarily due to favorable sales mix and favorable customer pricing.

As a result of the higher sales and lower cost of sales as a percentage of sales, gross profit increased $9 million and gross margin improved 240 basis points to 32.3 percent.

BHVAC SG&A expenses remained consistent with the prior year yet decreased 60 basis points as a percentage of sales.

During fiscal 2019, we sold our business in South Africa and, as a result, recorded a loss of $2 million.

Operating income in fiscal 2020 of $36 million increased $9 million, primarily due to higher gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of March 31, 2020 of $71 million, and an available borrowing capacity of $118 million under our revolving credit facility.  Given our extensive international operations, approximately $31 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.

In response to lower customer demand resulting from the COVID-19 pandemic, we have taken actions to reduce operating expenses, conserve cash and maximize liquidity.  These actions have included, but are not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we are reducing operating and administrative expenses.  Further, as described below, we are focused on reducing our capital expenditures and have executed amendments to our primary credit agreements to help ensure liquidity through financial covenant flexibility during the next two fiscal years.  Together with anticipated cash flow from operations, we currently believe we have sufficient available cash and access to both committed and uncommitted credit facilities to adequately cover our funding needs on both a short- and long-term basis.  However, we are continuing to monitor the impacts of COVID-19 on our business and the credit and financial markets.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows and could adversely affect our access to capital and/or financing.

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2020 was $58 million, a decrease of $45 million from $103 million in the prior year.  This decrease in operating cash flow was primarily due to lower operating earnings in the current year and payments for separation and project costs associated with our strategic review of alternatives for the VTS segment’s automotive business, partially offset by favorable net changes in working capital.  The favorable changes in working capital, as compared with the prior year, included lower employee benefit and incentive compensation payments.

Net cash provided by operating activities in fiscal 2019 was $103 million, a decrease of $21 million from $124 million in fiscal 2018.  This decrease in operating cash flow primarily resulted from unfavorable changes in working capital, partially offset by the favorable impact of stronger earnings.  The unfavorable changes in working capital, as compared with the prior year, included higher incentive compensation and other employee benefit payments and higher inventory levels associated with higher sales levels.

Capital Expenditures

Capital expenditures of $71 million during fiscal 2020 decreased $3 million compared with fiscal 2019, primarily due to lower capital investments in our VTS segment compared with the prior year, particularly in China and North America.  Similar to prior years, our capital spending in fiscal 2020 primarily occurred in the VTS segment, which totaled $53 million, and included tooling and equipment purchases in conjunction with new and renewal programs with customers, as well as $7 million of capital investments associated with preparing our automotive business for a potential sale.  In response to the economic impacts of the COVID-19 pandemic, we are taking steps to preserve our financial liquidity.  As part of this initiative, we are focused on reducing our capital expenditures by delaying certain projects and the purchase of certain program-related equipment and tooling.  At March 31, 2020, our capital expenditure commitments totaled $12 million and primarily consisted of commitments for tooling and equipment expenditures in support of new and renewal programs in the VTS segment.

Debt

Our total debt outstanding increased $33 million to $482 million at March 31, 2020 compared with the prior year, primarily due to additional borrowings during fiscal 2020.  In response to the economic impacts of the COVID-19 pandemic, we executed amendments to our primary credit agreements in May 2020 to provide additional covenant flexibility.  The amendments temporarily raise the leverage coverage ratio limit during the next two fiscal years.

Our credit agreements require us to maintain compliance with various covenants.  As specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, at the time of each incremental borrowing under the revolving credit facility, we must represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on our business, property, or results of operations.

Under our primary credit agreements in the U.S., we are subject to a leverage ratio covenant, which requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, in relation to our consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The leverage ratio covenant limit was 3.25 to 1 through the fourth quarter of fiscal 2020.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.  As of March 31, 2020, we were in compliance with our debt covenants; our leverage ratio and interest coverage ratio were 2.4 and 8.1, respectively.

In May 2020, as noted above, we executed amendments to our primary credit agreements that provide additional financial covenant flexibility during the next two fiscal years in light of the risks and uncertainties associated with the COVID-19 pandemic.  We believe this additional flexibility will enable us to be compliant with our debt covenants, even if the adverse effects of the COVID-19 pandemic on our business are more severe than we currently anticipate.  However, failure to comply with the debt covenants could result in an event of default, which, if not cured or waived, could result in us being required to repay borrowings before their due date.  Under the amended agreements, the leverage ratio covenant limit is temporarily raised.  For fiscal 2021, the leverage ratio covenant limit is 4.00 to 1, 4.75 to 1, 5.25 to 1, and 5.75 to 1 for the first, second, third, and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  We expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.

See Note 17 of the Notes to Consolidated Financial Statements for additional information regarding our credit agreements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

	March 31, 2020
(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Long-term debt	$468.9	$15.2	$42.6	$294.4	$116.7
Interest associated with long-term debt	89.3	17.7	33.4	24.5	13.7
Operating lease obligations	71.8	12.8	20.7	12.1	26.2
Capital expenditure commitments	12.0	12.0	-	-	-
Other long-term obligations (a)	9.9	1.9	3.1	3.0	1.9
Total contractual obligations	$651.9	$59.6	$99.8	$334.0	$158.5

(a)	Includes finance lease obligations and other long-term obligations.

Our liabilities for pensions, postretirement benefits, and uncertain tax positions totaled $145 million as of March 31, 2020.  We are unable to determine the ultimate timing of payments for these liabilities; therefore, we have excluded these amounts from the contractual obligations table above.  We expect to contribute $20 million to our U.S. pension plans during fiscal 2021.

Critical Accounting Policies

The following critical accounting policies reflect the more significant judgments and estimates used in preparing our consolidated financial statements.  Application of these policies results in accounting estimates that have the greatest potential for a significant impact on our financial statements.  The following discussion of these judgments and estimates is intended to supplement the significant accounting policies presented in Note 1 of the Notes to Consolidated Financial Statements.  In addition, recently issued accounting pronouncements that either have or could significantly impact our financial statement are disclosed in Note 1 of the Notes to Consolidated Financial Statements.

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

Impairment of Long-Lived Assets

We perform impairment evaluations of long-lived assets, including property, plant and equipment and intangible assets, whenever business conditions or events indicate that those assets may be impaired.  We consider factors such as operating losses, declining financial outlooks and market conditions when evaluating the necessity for an impairment analysis.  When the net asset values exceed undiscounted cash flows expected to be generated by the assets, we write down the assets to fair value and record an impairment charge to current operations.  We estimate fair value in various ways depending on the nature of the underlying assets.  Fair value is generally based upon appraised value, estimated salvage value, or selling prices under negotiation, as applicable.

The most significant long-lived assets we evaluated for impairment indicators were property, plant and equipment and intangible assets, which totaled $448 million and $106 million, respectively, at March 31, 2020.  Within property, plant and equipment, the most significant assets evaluated are buildings and improvements and machinery and equipment.  Our most significant intangible assets evaluated are customer relationships, trade names, and acquired technology, the majority of which are related to our CIS segment.  We evaluate impairment at the lowest level of separately identifiable cash flows, which is generally at the manufacturing plant level.  We monitor manufacturing plant financial performance to determine whether indicators exist that would require an impairment evaluation for the facility.  This includes significant adverse changes in plant profitability metrics; substantial changes in the mix of customer products manufactured in the plant; changes in manufacturing strategy; and the shifting of programs to other facilities under a manufacturing realignment strategy.  When such indicators are present, we perform an impairment evaluation.  During fiscal 2020, we recorded asset impairment charges totaling $8 million, primarily related manufacturing facilities in Austria and Germany within the VTS segment.  See Note 5 of the Notes to the Consolidated Financial Statements for additional information.

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

Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.  We determine the expected future revenue growth rates and operating profit margins after consideration of our historical revenue growth rates and earnings levels, our assessment of future market potential and our expectations of future business performance.  The discount rates used in determining discounted cash flows are rates corresponding to our cost of capital, adjusted for country-specific risks where appropriate.  While we believe the assumptions used in our goodwill impairment tests are appropriate and result in a reasonable estimate of the fair value of each reporting unit, future events or circumstances could have a potential negative effect on the estimated fair value of our reporting units.  These events or circumstances include lower than forecasted revenues, market trends that fall below our current expectations, actions of key customers, increases in discount rates, and the continued economic uncertainty and impacts associated with the COVID-19 pandemic.  We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill.

At March 31, 2020, our goodwill totaled $166 million related to our CIS and BHVAC segments.  Each of these segments is comprised of two reporting units.  We conducted annual goodwill impairment tests during the fourth quarter of fiscal 2020 by applying a fair value-based test and determined the fair value of each of our reporting units exceeded the respective book value.

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

Warranty Costs

We estimate costs related to product warranties and accrue for such costs at the time of the sale, within cost of sales.  We estimate warranty costs based upon the best information available, which includes statistical and analytical analysis of both historical and current claim data.  We adjust our warranty accruals, which totaled $8 million at March 31, 2020, if it is probable that expected claims will differ from previous estimates.

Pension Obligations

Our calculation of the expense and liabilities of our pension plans is dependent upon various assumptions.  At March 31, 2020, our pension liabilities totaled $134 million.  The most significant assumptions include the discount rate, long-term expected return on plan assets, and mortality rates.  We base our selection of assumptions on historical trends and economic and market conditions at the time of valuation.  In accordance with U.S. GAAP, actual results that differ from these assumptions are accumulated and amortized over future periods.  These differences impact future pension expenses.  Currently, participants in our domestic pension plans are not accruing benefits based upon their current service as the plans do not include increases in annual earnings or for future service in calculating the average annual earnings and years of credited service under the pension plan formula.

For the following discussion regarding sensitivity of assumptions, all amounts presented are in reference to our domestic pension plans, since our domestic plans comprise all of our pension plan assets and the large majority of our pension plan expense.

To determine the expected rate of return on pension plan assets, we consider such factors as (a) the actual return earned on plan assets, (b) historical rates of return on the various asset classes in the plan portfolio, (c) projections of returns on those asset classes, (d) the amount of active management of the assets, (e) capital market conditions and economic forecasts, and (f) administrative expenses paid with the plan assets.  The long-term rate of return utilized in both fiscal 2020 and 2019 was 7.5 percent.  For fiscal 2021, we have also assumed a rate of 7.5 percent.  A change of 25 basis points in the expected rate of return on assets would impact our fiscal 2021 pension expense by $0.4 million.

The discount rate reflects rates available on long-term, high-quality fixed-income corporate bonds on the measurement date of March 31.  For fiscal 2020 and 2019, for purposes of determining pension expense, we used a discount rate of 4.0 percent.  We determined these rates based upon a yield curve that was created following an analysis of the projected cash flows from our plans.  See Note 18 of the Notes to Consolidated Financial Statements for additional information.  A change in the assumed discount rate of 25 basis points would impact our fiscal 2021 pension expense by less than $1 million.

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

Our deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes.  We adjust these amounts to reflect changes in tax rates expected to be in effect when the temporary differences reverse.  We record a valuation allowance if we determine it is more likely than not that the net deferred tax assets in a particular jurisdiction will not be realized.  This determination, which is made on a jurisdiction-by-jurisdiction basis, involves judgment and the use of significant estimates and assumptions, including expectations of future taxable income and tax planning strategies.  We believe the assumptions that we used are appropriate and result in a reasonable determination regarding the future realizability of deferred tax assets.  However, future events or circumstances, such as lower-than-expected taxable income or unfavorable changes in the financial outlook of our operations in certain jurisdictions, could cause us to record additional valuation allowances.

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

Market Risks:

•	The impact of the COVID-19 pandemic on the national and global economy, our business, suppliers, customers, and employees;

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations; tariffs (and any potential trade war resulting from tariffs or retaliatory actions); inflation; changes in interest rates; recession and recovery therefrom; restrictions and uncertainty associated with cross-border trade, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, the COVID-19 pandemic and other matters, that have been or may be implemented in the United States or abroad, as well as continuing uncertainty regarding the short- and long-term implications of “Brexit”;

•
The impact of potential price increases associated with raw materials, including aluminum, copper, steel and stainless steel (nickel), and other purchased component inventory including, but not limited to, increases in the underlying material cost based upon the London Metal Exchange and related premiums or fabrication costs.  These prices may be impacted by a variety of factors, including changes in trade laws and tariffs, the behavior of our suppliers and significant fluctuations in demand.  This risk includes our ability to successfully manage our exposure and our ability to adjust product pricing in response to price increases, whether through our quotation process or through contract provisions for prospective price adjustments, as well as the inherent lag in timing of such contract provisions; and

•
The impact of current and future environmental laws and regulations on our business and the businesses of our customers, including our ability to take advantage of opportunities to supply alternative new technologies to meet environmental and/or energy standards and objectives.

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

•
Unanticipated product or manufacturing difficulties or operating inefficiencies, including unanticipated program launch and product transfer challenges and warranty claims and delays or inefficiencies resulting from restrictions imposed in response to the COVID-19 pandemic;

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

Strategic Risks:

•
Our ability to successfully exit the automotive business within our VTS segment in a manner that is in the best interest of our shareholders in order to optimize the segment’s future financial performance;

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

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for Modine’s current operations and meet our long-term commitments, particularly in light of the significant volatility and negative pressure in the financial markets as a result of the COVID-19 pandemic and in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•
The impact of potential increases in interest rates, particularly in LIBOR and the Euro Interbank Offered Rate (“EURIBOR”) in relation to our variable-rate debt obligations, and of the continued uncertainty around the utilization of LIBOR or alternative reference rates;

•
Our ability to comply with the financial covenants as amended in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);

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

In the normal course of business, we are subject to market exposure from changes in foreign currency exchange rates, interest rates, commodity prices, credit risk and other market changes.

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our operations in foreign countries. We have manufacturing facilities in Brazil, China, India, Mexico, and throughout Europe.  We also have joint ventures in China and South Korea.  We sell and distribute products throughout the world and also purchase raw materials from suppliers in foreign countries.  As a result, our financial results are affected by changes in foreign currency exchange rates and economic conditions in the foreign markets in which we do business.  Whenever possible, we attempt to mitigate foreign currency risks on transactions with customers and suppliers in foreign countries by entering into contracts that are denominated in the functional currency of the entity engaging in the transaction.  In addition, for certain transactions that are denominated in a currency other than the engaging entity’s functional currency, we may enter into foreign currency derivative contracts to further manage our foreign currency risk.  In fiscal 2020, we recorded a net gain of less than $1 million within our statement of operations related to foreign currency derivative contracts.  In addition, our consolidated financial results are impacted by the translation of revenue and expenses in foreign currencies into U.S. dollars.  These translation impacts are primarily affected by changes in exchange rates between the U.S. dollar and European currencies, primarily the euro, and changes between the U.S. dollar and the Brazilian real.  In fiscal 2020, more than 50 percent of our sales were generated in countries outside the U.S.  A change in foreign currency exchange rates will positively or negatively affect our sales; however, this impact will be offset, usually to a large degree, with a corresponding effect on our cost of sales and other expenses.  In fiscal 2020, changes in foreign currency exchange rates unfavorably impacted our sales by $46 million; however, the impact on our operating income was less than $3 million.  Foreign currency exchange rate risk can be estimated by measuring the impact of a near-term adverse movement of 10 percent in foreign currency exchange rates.  If these rates were 10 percent higher or lower during fiscal 2020, there would not have been a material impact on our fiscal 2020 earnings.

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

Interest Rate Risk

We seek to reduce the potential volatility of earnings that could arise from changes in interest rates.  We generally utilize a mixture of debt maturities and both fixed-rate and variable-rate debt to manage exposure to changes in interest rates.  Interest on both our term loans and borrowings under our primary multi-currency revolving credit facility is based upon a variable interest rate, primarily either LIBOR or EURIBOR, plus 137.5 to 250 basis points, depending on our leverage ratio.  For purposes of calculating the variable interest rate under our current credit agreement, LIBOR cannot be less than one percent.  As a result, we are subject to risk of fluctuations in LIBOR and EURIBOR and changes in our leverage ratio, which would affect the variable interest rate on our term loans and revolving credit facility and could create variability in interest expense.  As of March 31, 2020, our outstanding borrowings on variable-rate term loans and the revolving credit facility totaled $189 million and $127 million, respectively.  Based upon our outstanding debt with variable interest rates at March 31, 2020, a 100-basis point increase in interest rates would increase our annual interest expense in fiscal 2021 by approximately $3 million.

Commodity and Supply Risks

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

Credit Risk

Credit risk represents the possibility of loss from a customer failing to make payment according to contract terms.  Our principal credit risk consists of outstanding trade accounts receivable.  At March 31, 2020, 34 percent of our trade accounts receivable balance was concentrated with our top ten customers.  These customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets and are influenced by similar market and general economic factors.  In the past, credit losses from our customers have not been significant, nor have we experienced a significant increase in credit losses in connection with the COVID-19 pandemic.

We manage credit risk through a focus on the following:

•
Cash and investments – We review cash deposits and short-term investments to ensure banks have acceptable credit ratings, and short-term investments are maintained in secured or guaranteed instruments.  We consider our holdings in cash and investments to be stable and secure at March 31, 2020;

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

In addition, we are also exposed to risks associated with demands by our customers for decreases in the price of our products.  We attempt to offset this risk with firm agreements with our customers whenever possible, but these agreements sometimes contain provisions for future price reductions.

Economic and Market Risk

Economic risk represents the possibility of loss resulting from economic instability in certain areas of the world or downturns in markets in which we operate.  We sell a broad range of products that provide thermal solutions to customers operating in diverse markets, including the automotive, commercial vehicle, off-highway, and commercial, industrial, and building HVAC&R markets.  The COVID-19 pandemic has negatively impacted these markets; the duration and severity of the impacts of COVID-19 on these markets are currently uncertain.  We are monitoring economic conditions in the U.S. and abroad and the impacts associated with the COVID-19 pandemic.

Considering our global presence, we also encounter risks imposed by potential trade restrictions, including tariffs, embargoes, and the like.  We continue to pursue non-speculative opportunities to mitigate these economic risks, and capitalize, when possible, on changing market conditions.  We pursue new market opportunities after careful consideration of the potential associated risks and benefits.  Successes in new markets are dependent upon our ability to commercialize our investments.  Current examples of new and emerging markets for us include those related to electric vehicles, coils and coolers in certain markets, and coatings.  Our investment in these areas is subject to the risks associated with technological success, customer and market acceptance, and our ability to meet the demands of our customers as these markets grow.

Hedging and Foreign Currency Forward Contracts

We use derivative financial instruments as a tool to manage certain financial risks.  We prohibit the use of leveraged derivatives.

Commodity derivatives:  From time to time, we enter into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  Our strategy is to reduce our exposure to changing market prices of these commodities.  In fiscal 2020 and 2019, we designated certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses within cost of sales as the underlying inventory is sold.  In fiscal 2020, 2019 and 2018, net gains and losses recognized in cost of sales related to commodity forward contracts were less than $1 million in each year.

Foreign currency forward contracts:  We use derivative financial instruments in a limited way to mitigate foreign currency exchange risk.  We periodically enter into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  We have designated certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, we record unrealized gains and losses related to the change in the fair value of the contracts in other comprehensive income (loss) within shareholders’ equity and subsequently recognize the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  In fiscal 2020, 2019, and 2018, net gains and losses recognized in sales and cost of sales related to foreign currency forward contracts were less than $1 million in each year.  We have not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, we record unrealized gains and losses related to the change in the fair value of the contracts in other income and expense.  Gains and losses on these non-designated foreign currency forward contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

Counterparty risks:  We manage counterparty risks by ensuring that counterparties to derivative instruments maintain credit ratings acceptable to us.  At March 31, 2020, all counterparties had a sufficient long-term credit rating.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended March 31, 2020, 2019 and 2018
(In millions, except per share amounts)

	2020	2019	2018
Net sales	$1,975.5	$2,212.7	$2,103.1
Cost of sales	1,668.0	1,847.2	1,746.6
Gross profit	307.5	365.5	356.5
Selling, general and administrative expenses	249.6	244.1	245.8
Restructuring expenses	12.2	9.6	16.0
Impairment charges	8.6	0.4	2.5
(Gain) loss on sale of assets	(0.8)	1.7	-
Operating income	37.9	109.7	92.2
Interest expense	(22.7)	(24.8)	(25.6)
Other expense - net	(4.8)	(4.1)	(3.3)
Earnings before income taxes	10.4	80.8	63.3
(Provision) benefit for income taxes	(12.4)	5.1	(39.5)
Net (loss) earnings	(2.0)	85.9	23.8
Net earnings attributable to noncontrolling interest	(0.2)	(1.1)	(1.6)
Net (loss) earnings attributable to Modine	$(2.2)	$84.8	$22.2

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.04)	$1.67	$0.44
Diluted	$(0.04)	$1.65	$0.43

Weighted-average shares outstanding:
Basic	50.8	50.5	49.9
Diluted	50.8	51.3	50.9

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended March 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Net (loss) earnings	$(2.0)	$85.9	$23.8
Other comprehensive income (loss):
Foreign currency translation	(19.2)	(37.6)	41.8
Defined benefit plans, net of income taxes of ($8.3), ($0.3) and ($0.2) million	(24.6)	(1.4)	0.1
Cash flow hedges, net of income taxes of ($0.5), $0.1 and $0.1 million	(1.5)	0.4	0.1
Total other comprehensive income (loss)	(45.3)	(38.6)	42.0

Comprehensive income (loss)	(47.3)	47.3	65.8
Comprehensive (income) loss attributable to noncontrolling interest	0.2	(0.6)	(2.1)
Comprehensive income (loss) attributable to Modine	$(47.1)	$46.7	$63.7

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
March 31, 2020 and 2019
(In millions, except per share amounts)

	2020	2019
ASSETS
Cash and cash equivalents	$70.9	$41.7
Trade accounts receivable – net	292.5	338.6
Inventories	207.4	200.7
Other current assets	62.5	65.8
Total current assets	633.3	646.8
Property, plant and equipment – net	448.0	484.7
Intangible assets – net	106.3	116.2
Goodwill	166.1	168.5
Deferred income taxes	104.8	97.1
Other noncurrent assets	77.6	24.7
Total assets	$1,536.1	$1,538.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$14.8	$18.9
Long-term debt – current portion	15.6	48.6
Accounts payable	227.4	280.9
Accrued compensation and employee benefits	65.0	81.7
Other current liabilities	49.2	39.9
Total current liabilities	372.0	470.0
Long-term debt	452.0	382.2
Deferred income taxes	8.1	8.2
Pensions	130.9	101.7
Other noncurrent liabilities	79.5	34.8
Total liabilities	1,042.5	996.9
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.4 million and 52.8 million shares	33.3	33.0
Additional paid-in capital	245.1	238.6
Retained earnings	469.9	472.1
Accumulated other comprehensive loss	(223.3)	(178.4)
Treasury stock, at cost, 2.5 million and 2.1 million shares	(37.1)	(31.4)
Total Modine shareholders’ equity	487.9	533.9
Noncontrolling interest	5.7	7.2
Total equity	493.6	541.1
Total liabilities and equity	$1,536.1	$1,538.0

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended March 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(2.0)	$85.9	$23.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	77.1	76.9	76.7
Impairment charges	8.6	0.4	2.5
(Gain) loss on sale of assets	(0.8)	1.7	-
Stock-based compensation expense	6.6	7.9	9.5
Deferred income taxes	1.0	(4.4)	12.1
Other – net	5.6	5.3	9.0
Changes in operating assets and liabilities:
Trade accounts receivable	36.6	(15.3)	(26.1)
Inventories	(12.0)	(22.0)	(12.5)
Accounts payable	(37.7)	16.6	25.2
Accrued compensation and employee benefits	(15.2)	(10.1)	16.4
Other assets	14.7	(11.8)	(5.0)
Other liabilities	(24.6)	(27.8)	(7.4)
Net cash provided by operating activities	57.9	103.3	124.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(71.3)	(73.9)	(71.0)
Proceeds from dispositions of assets	6.2	0.3	0.3
Proceeds from sale of investment in affiliate	3.8	-	-
Proceeds from maturities of short-term investments	4.1	4.9	4.8
Purchases of short-term investments	(3.3)	(3.8)	(5.5)
Other – net	-	(0.3)	(0.2)
Net cash used for investing activities	(60.5)	(72.8)	(71.6)

Cash flows from financing activities:
Borrowings of debt	692.4	231.2	171.0
Repayments of debt	(649.5)	(251.9)	(222.9)
Dividend paid to noncontrolling interest	(1.3)	(1.8)	(0.9)
Purchase of treasury stock under share repurchase program	(2.4)	(0.6)	-
Financing fees paid	(2.8)	-	-
Other – net	(3.1)	(2.8)	2.7
Net cash provided by (used for) financing activities	33.3	(25.9)	(50.1)

Effect of exchange rate changes on cash	(1.6)	(2.7)	3.0
Net increase in cash, cash equivalents and restricted cash	29.1	1.9	5.5
Cash, cash equivalents and restricted cash - beginning of year	42.2	40.3	34.8
Cash, cash equivalents and restricted cash - end of year	$71.3	$42.2	$40.3

The notes to consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended March 31, 2020, 2019 and 2018
(In millions)

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock,	Non-controlling
	Shares	Amount	capital	earnings	comprehensive loss	at cost	interest	Total
Balance, March 31, 2017	51.8	$32.4	$216.4	$372.4	$(181.8)	$(25.4)	$7.2	$421.2
Net earnings attributable to Modine	-	-	-	22.2	-	-	-	22.2
Other comprehensive income	-	-	-	-	41.5	-	0.5	42.0
Stock options and awards	0.5	0.3	3.9	-	-	-	-	4.2
Purchase of treasury stock	-	-	-	-	-	(1.7)	-	(1.7)
Adoption of new accounting guidance (Note 1)	-	-	0.1	0.3	-	-	-	0.4
Stock-based compensation expense	-	-	9.5	-	-	-	-	9.5
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(0.9)	(0.9)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.6	1.6
Balance, March 31, 2018	52.3	32.7	229.9	394.9	(140.3)	(27.1)	8.4	498.5
Adoption of new accounting guidance (Note 1)	-	-	-	(7.6)	-	-	-	(7.6)
Net earnings attributable to Modine	-	-	-	84.8	-	-	-	84.8
Other comprehensive loss	-	-	-	-	(38.1)	-	(0.5)	(38.6)
Stock options and awards	0.5	0.3	0.8	-	-	-	-	1.1
Purchase of treasury stock	-	-	-	-	-	(4.3)	-	(4.3)
Stock-based compensation expense	-	-	7.9	-	-	-	-	7.9
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.8)	(1.8)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	1.1	1.1
Balance, March 31, 2019	52.8	33.0	238.6	472.1	(178.4)	(31.4)	7.2	541.1
Net loss attributable to Modine	-	-	-	(2.2)	-	-	-	(2.2)
Other comprehensive loss	-	-	-	-	(44.9)	-	(0.4)	(45.3)
Stock options and awards	0.6	0.3	(0.1)	-	-	-	-	0.2
Purchase of treasury stock	-	-	-	-	-	(5.7)	-	(5.7)
Stock-based compensation expense	-	-	6.6	-	-	-	-	6.6
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6

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

COVID-19: In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  See Note 20 for additional information regarding the risks and uncertainties to our business resulting from this global pandemic.

Sale of facility in Germany: During fiscal 2020, the Company completed the sale of a previously-closed manufacturing facility in Germany for a selling price of $6.0 million.  As a result of this transaction, the Company recorded a gain of $0.8 million within the Vehicular Thermal Solutions segment.  The Company reported this gain within the gain on sale of assets line on the consolidated statements of operations.

Sale of Nikkei Heat Exchanger Company, Ltd. (“NEX”): During fiscal 2020, the Company completed the sale of its 50 percent ownership interest in NEX for a selling price of $3.8 million.  As a result of this sale, the Company recorded a gain of $0.1 million, which included the write-off of accumulated foreign currency translation gains of $0.6 million, within other income and expense on the consolidated statements of operations.  Prior to its sale, the Company accounted for its investment in NEX using the equity method.  Utilizing the equity method, the Company reported its investment at cost, plus or minus a proportionate share of undistributed net earnings, and included Modine’s share of the affiliate’s net earnings in other income and expense.  See Note 12 for additional information.
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

Revenue recognition:  The Company recognizes revenue based upon consideration specified in a contract and as it satisfies performance obligations by transferring control over its products to its customers, which may be at a point in time or over time.  The majority of the Company’s revenue is recognized at a point in time, based upon shipment terms. A portion of the Company’s revenue is recognized over time, based upon estimated progress towards satisfaction of the contractual performance obligations.  See Note 2 for additional information.

Shipping and handling costs:  The Company records shipping and handling costs incurred upon the shipment of products to its customers in cost of sales, and related amounts billed to these customers in net sales.

Trade accounts receivable:  The Company records trade receivables at the invoiced amount.  Trade receivables do not bear interest if paid according to the original terms.  The Company records an allowance for doubtful accounts for estimated uncollectible receivables based upon historical experience or specific customer economic data.  The Company recorded an allowance for doubtful accounts of $1.9 million and $1.6 million at March 31, 2020 and 2019, respectively, representing its estimated uncollectible receivables.  The Company enters into supply chain financing programs from time to time to sell accounts receivable, without recourse, to third-party financial institutions.  Sales of accounts receivable are reflected as a reduction of accounts receivable on the consolidated balance sheets and the proceeds are included in cash flows from operating activities in the consolidated statements of cash flows.  During fiscal 2020, 2019, and 2018, the Company sold $75.4 million, $85.1 million, and $65.8 million, respectively, of accounts receivable to accelerate cash receipts.  During fiscal 2020, 2019, and 2018, the Company recorded a loss on the sale of accounts receivable of $0.5 million, $0.6 million, and $0.4 million, respectively, in the consolidated statements of operations.

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

Tooling costs:  The Company accounts for production tooling costs as a component of property, plant and equipment when it owns title to the tooling and amortizes the capitalized cost to cost of sales over the estimated life of the asset, which is generally three years.  At March 31, 2020 and 2019, Company-owned tooling totaled $23.3 million and $24.2 million, respectively.  In certain instances, tooling is customer-owned.  At the time customer-owned tooling is completed and customer acceptance is obtained, the Company records tooling revenue and related production costs within net sales and cost of sales, respectively, in the consolidated statements of operations.  The Company accounts for unbilled customer-owned tooling costs as a receivable within other current assets when the customer has guaranteed reimbursement to the Company.  No significant arrangements exist where customer-owned tooling costs were not accompanied by guaranteed reimbursement.  At March 31, 2020 and 2019, cost reimbursement receivables related to customer-owned tooling totaled $7.8 million and $11.6 million, respectively.

Stock-based compensation:  The Company recognizes stock-based compensation using the fair value method.  Accordingly, compensation expense for stock options, restricted stock and performance-based stock awards is calculated based upon the fair value of the instruments at the time of grant, and is recognized as expense over the respective vesting periods.  See Note 4 for additional information.

Research and development:  The Company expenses research and development costs as incurred within SG&A expenses.  During fiscal 2020, 2019, and 2018, research and development costs charged to operations totaled $59.5 million, $69.8 million, and $65.8 million, respectively.

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

Short-term investments:  The Company invests in time deposits with original maturities of more than three months but not more than one year.  The Company records these short-term investments at cost, which approximates fair value, within other current assets in the consolidated balance sheets.  As of March 31, 2020 and 2019, the Company’s short-term investments totaled $3.2 million and $4.3 million, respectively.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Inventories: The Company values inventories using a first-in, first-out or weighted-average basis, at the lower of cost and net realizable value.

Property, plant and equipment:  The Company records property, plant and equipment at cost.  For financial reporting purposes, the Company computes depreciation using the straight-line method over the expected useful lives of the assets.  The Company charges maintenance and repair costs to operations as incurred.  The Company capitalizes costs of improvements.  Upon the sale or other disposition of an asset, the Company removes the cost and related accumulated depreciation from the accounts and includes the gain or loss in the consolidated statements of operations.  Capital expenditures of $8.7 million, $17.9 million, and $15.8 million were accrued within accounts payable at March 31, 2020, 2019, and 2018, respectively.

Goodwill:  The Company does not amortize goodwill; rather, it tests for impairment annually unless conditions exist that would require a more frequent evaluation.  The Company performs an assessment of the fair value of its reporting units for goodwill impairment testing based upon, among other things, the present value of expected future cash flows.  The Company performed its goodwill impairment test as of March 31, 2020 and, as a result, recorded a $0.5 million impairment charge within the VTS segment.  See Note 14 for additional information.

Impairment of long-lived assets:  The Company reviews long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.  In these instances, the Company compares the undiscounted future cash flows expected to be generated from the asset with its carrying value.  If the asset’s carrying value exceeds expected future cash flows, the Company measures and records an impairment loss, if any, as the amount by which the carrying value of the asset exceeds its fair value.  The Company estimates fair value using a variety of valuation techniques, including discounted cash flows, market values and comparison values for similar assets. During fiscal 2020, the Company recorded impairment charges totaling  $8.1 million related to long-lived assets.  See Note 5 for additional information.

Assets held for sale:  The Company considers assets to be held for sale when management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value, the asset is available for immediate sale in its present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the asset is expected to be completed within one year and it is unlikely that significant changes will be made to the plan.  Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell, within other noncurrent assets.  The Company ceases to record depreciation expense at the time of designation as held for sale.  The carrying value of assets held for sale totaled $0.6 million and $1.1 million at March 31, 2020 and 2019, respectively.

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

Supplemental cash flow information:

	Years ended March 31,
	2020	2019	2018
Interest paid	$21.4	$22.3	$23.4
Income taxes paid	18.8	22.2	20.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
New Accounting Guidance Adopted in Fiscal 2020:
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued new comprehensive lease accounting guidance that supersedes existing lease accounting guidance and requires balance sheet recognition for most leases.  The Company adopted this guidance effective April 1, 2019 using a modified-retrospective transition method, under which it elected not to adjust comparative periods.  The Company elected the package of practical expedients permitted under the new guidance, and, as a result, the Company did not reassess the classification of existing leases or initial direct costs thereof, or whether existing contracts contain leases. In addition, the Company elected accounting policies to not record short-term leases on the balance sheet and to not separate lease and non-lease components.  The Company did not elect the hindsight practical expedient.

The Company assessed its global lease portfolio and implemented a new lease accounting software solution and new processes and controls to account for leases in accordance with the new guidance.  The Company’s most significant leases represent leases of real estate, such as manufacturing facilities, warehouses, and office buildings.  The Company also leases certain manufacturing and IT equipment and vehicles.  Upon adoption of this new guidance on April 1, 2019, the Company recognized right-of-use assets for operating leases totaling $61.3 million and corresponding current and noncurrent operating lease liabilities of $12.4 million and $48.9 million, respectively.  In addition, the Company assessed two existing build-to-suit arrangements, for which it had recorded property, plant and equipment and long-term debt on its consolidated balance sheet as of March 31, 2019.  The Company determined these arrangements represent operating leases under the new accounting guidance. As a result, the Company derecognized the previously-recorded balances and recorded $5.2 million of operating lease right-of-use assets and corresponding lease liabilities.  As a result of adopting the new guidance, there was not a significant impact on the Company’s accounting for its previously-recorded capital leases, which are now classified as finance leases under the new guidance.  In addition, there was no impact to retained earnings.  Also, the adoption did not have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.  See Note 16 for additional information regarding the Company’s leases.

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

New Accounting Guidance Adopted in Fiscal 2019:

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

New Accounting Guidance Adopted in Fiscal 2018:

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 2: Revenue Recognition

Effective April 1, 2018, the Company adopted new revenue recognition accounting guidance; see Note 1 for additional information .

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

Disaggregation of Revenue
The table below presents revenue to external customers for each of the Company’s business segments by primary end market, by geographic location and based upon the timing of revenue recognition:

	Year ended March 31, 2020				Year ended March 31, 2019
	VTS	CIS	BHVAC	Segment Total	VTS	CIS	BHVAC	Segment Total
Primary end market:
Automotive	$508.8	$-	$-	$508.8	$542.8	$-	$-	$542.8
Commercial vehicle	323.7	-	-	323.7	387.6	-	-	387.6
Off-highway	253.9	-	-	253.9	314.1	-	-	314.1
Commercial HVAC&R	-	463.1	176.6	639.7	-	506.3	167.7	674.0
Data center cooling	-	107.5	42.7	150.2	-	145.7	41.3	187.0
Industrial cooling	-	43.5	-	43.5	-	47.8	-	47.8
Other	90.8	9.8	1.8	102.4	107.2	7.8	3.4	118.4
Net sales	$1,177.2	$623.9	$221.1	$2,022.2	$1,351.7	$707.6	$212.4	$2,271.7

Geographic location:
Americas	$554.4	$345.9	$139.1	$1,039.4	$613.7	$413.6	$124.9	$1,152.2
Europe	449.3	232.6	82.0	763.9	538.2	244.8	87.5	870.5
Asia	173.5	45.4	-	218.9	199.8	49.2	-	249.0
Net sales	$1,177.2	$623.9	$221.1	$2,022.2	$1,351.7	$707.6	$212.4	$2,271.7

Timing of revenue recognition:
Products transferred at a point in time	$1,146.4	$518.2	$221.1	$1,885.7	$1,308.5	$571.1	$212.4	$2,092.0
Products transferred over time	30.8	105.7	-	136.5	43.2	136.5	-	179.7
Net sales	$1,177.2	$623.9	$221.1	$2,022.2	$1,351.7	$707.6	$212.4	$2,271.7

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	March 31, 2020	March 31, 2019
Contract assets	$21.7	$22.6
Contract liabilities	5.6	4.0

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed.  The $0.9 million decrease in contract assets during fiscal 2020 primarily resulted from a decrease in capitalized costs related to customer-owned tooling contracts, partially offset by an increase in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.6 million increase in contract liabilities during fiscal 2020 was primarily related to customer contracts for which payment had been received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments.  The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust. The fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.8 million and $6.0 million as of March 31, 2020 and 2019, respectively.  The $2.2 million decrease in the fair value of the investments and deferred compensation obligations from March 31, 2019 was primarily due to participant withdrawals during fiscal 2020.  The fair value of the Company’s long-term debt is disclosed in Note 17.

Plan assets related to the Company’s pension plans were classified as follows:

	March 31, 2020
	Level 1	Level 2	Total

Money market investments	$-	$2.4	$2.4
Fixed income securities	-	8.7	8.7
Pooled equity funds	17.9	-	17.9
U.S. government and agency securities	-	13.1	13.1
Other	0.1	0.7	0.8
Fair value excluding investments measured at net asset value	18.0	24.9	42.9
Investments measured at net asset value			88.2
Total fair value			$131.1

	March 31, 2019
	Level 1	Level 2	Total

Money market investments	$-	$3.9	$3.9
Fixed income securities	-	9.4	9.4
Pooled equity funds	27.7	-	27.7
U.S. government and agency securities	-	12.3	12.3
Other	0.1	0.9	1.0
Fair value excluding investment measured at net asset value	27.8	26.5	54.3
Investment measured at net asset value			100.8
Total fair value			$155.1

The Company determined the fair value of money market investments to approximate their net asset values, without discounts for credit quality or liquidity restrictions, and classified them within Level 2 of the valuation hierarchy.  The Company determined the fair value of pooled equity funds based upon quoted prices from active markets and classified them within Level 1 of the valuation hierarchy.  The Company determined the fair value of certain fixed income securities and U.S. government and agency securities based upon recent bid prices or the average of recent bid and asking prices when available and, if not available, the Company valued them through matrix pricing models developed by sources considered by management to be reliable.  The Company classified these assets within Level 2 of the valuation hierarchy.  As of March 31, 2020 and 2019, the Company held no Level 3 assets within its pension plans.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
As a practical expedient, the Company valued certain investments, including pooled equity, fixed income and a real estate fund, using their net asset value (NAV) per unit, and therefore, has not classified these investments within the fair value hierarchy.  The terms and conditions for redemptions vary for the investments valued at NAV.  The real estate and fixed income investment funds may be redeemed quarterly and monthly, respectively, with a 90-day and 60-day notice period, respectively.  Other investments valued at NAV do not have significantly-restrictive redemption frequency or notice period requirements.  The Company does not intend to sell or otherwise dispose of these investments at prices different than the NAV per unit.

Note 4: Stock-Based Compensation

The Company’s stock-based incentive programs consist of the following: (1) a long-term incentive compensation program for officers and other executives that consists of stock awards, stock options, and performance-based stock awards granted for retention and performance, (2) a discretionary equity program for other management and key employees, and (3) stock awards for non-employee directors.  The Company’s Board of Directors and the Officer Nomination and Compensation Committee, as applicable, have discretionary authority to set the terms of the stock-based awards.  Grants to employees during fiscal 2020 were issued under the Company’s 2017 Incentive Compensation Plan.  At present, the Company accomplishes the fulfillment of equity-based grants through the issuance of new common shares.  As of March 31, 2020, approximately 1.8 million shares authorized under the 2017 Incentive Compensation Plan remain available for future grants. Employee participants have the opportunity to deliver back to the Company the number of shares from the vesting of stock awards sufficient to satisfy the individual’s minimum tax withholding obligations.  These shares are held as treasury shares.  The Company recorded stock-based compensation expense of $6.6 million, $7.9 million, and $9.5 million in fiscal 2020, 2019, and 2018, respectively.

Stock Options:  The Company recorded $1.3 million, $1.2 million, and $1.2 million of compensation expense related to stock options in fiscal 2020, 2019, and 2018, respectively.  During fiscal 2020, 2019, and 2018, the fair value of stock options that vested was $1.2 million.  As of March 31, 2020, the total compensation expense not yet recognized related to non-vested stock options was $2.4 million and the weighted-average period in which the remaining expense is expected to be recognized was 2.5 years.

The Company estimated the fair value of option awards on the date of grant using the Black-Scholes option valuation model and the following assumptions:

	Years ended March 31,
	2020	2019	2018
Fair value of options	$5.56	$7.81	$7.30
Expected life of awards in years	6.3	6.3	6.4
Risk-free interest rate	2.2%	2.8%	1.9%
Expected volatility of the Company's stock	39.2%	39.7%	44.3%
Expected dividend yield on the Company's stock	0.0%	0.0%	0.0%

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

A summary of stock option activity for fiscal 2020 was as follows:

	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, beginning	1.2	$12.24
Granted	0.3	13.26
Exercised	-	7.13
Forfeited or expired	(0.1)	12.68
Outstanding, ending	1.4	$12.49	5.6	$-

Exercisable, March 31, 2020	0.9	$11.28	3.9	$-

Aggregate intrinsic value represents the difference between the closing price of Modine’s common shares on the last trading day of fiscal 2020 over the exercise price of the stock options, multiplied by the number of options outstanding or exercisable.    As of March 31, 2020, the exercise price of outstanding options exceeded the closing price of Modine common shares and, as a result, the options had no intrinsic value.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Additional information related to stock options exercised is as follows:

	Years ended March 31,
	2020	2019	2018
Intrinsic value of stock options exercised	$0.1	$0.7	$4.9
Proceeds from stock options exercised	0.1	1.1	4.3

Restricted Stock:  The Company recorded $4.5 million, $4.3 million, and $3.9 million of compensation expense related to restricted stock in fiscal 2020, 2019, and 2018, respectively.  The fair value of restricted stock awards that vested during fiscal 2020, 2019, and 2018 was $4.4 million, $4.3 million, and $3.9 million, respectively.  At March 31, 2020, the Company had $5.1 million of unrecognized compensation expense related to non-vested restricted stock, which it expects to recognize over a weighted-average period of 2.6 years.  The Company values restricted stock awards using the closing market price of its common shares on the date of grant.  The restricted stock awards vest 25 percent annually for four years, with the exception of awards to non-employee directors, which fully vest upon grant.

A summary of restricted stock activity for fiscal 2020 was as follows:

	Shares	Weighted-average price
Non-vested balance, beginning	0.5	$14.95
Granted	0.4	13.54
Vested	(0.3)	14.02
Forfeited	(0.1)	14.99
Non-vested balance, ending	0.5	$14.48

Restricted Stock – Performance-Based Shares:  The Company recorded $0.8 million, $2.4 million, and $4.4 million of compensation expense related to performance-based stock awards in fiscal 2020, 2019, and 2018, respectively.  At March 31, 2020, the Company had $1.1 million of total unrecognized compensation expense related to non-vested performance-based stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.  The Company values performance-based stock awards using the closing market price of its common shares on the date of grant.

Shares are earned under the performance portion of the restricted stock award program based upon the attainment of certain financial goals over a three-year period and are awarded after the end of that three-year performance period, if the performance targets have been achieved.  The performance components of the programs initiated in fiscal 2020 and 2019 are based upon both a target three-year average consolidated cash flow return on invested capital and a target three-year average annual revenue growth at the end of a three-year performance period, commencing with the fiscal year of grant.  The performance components of the program initiated in fiscal 2018 are based upon both a target three-year average consolidated return on capital employed and a target three-year average annual revenue growth at the end of a three-year performance period.

Note 5: Restructuring Activities

During fiscal 2020 and 2019, restructuring actions consisted primarily of targeted headcount reductions and plant consolidation activities.  The headcount reductions were primarily in Europe and the Americas within the VTS segment and support the Company’s objective to reduce operational and SG&A cost structures.  Also, the Company is in the process of transferring product lines to its CIS manufacturing facility in Mexico in order to achieve operational improvements and organizational efficiencies.

During fiscal 2018, the Company ceased production at its Gailtal, Austria manufacturing facility, primarily to reduce excess capacity and lower manufacturing costs in Europe.  As a result of this facility closure, the Company recorded $8.3 million of restructuring expenses within the CIS segment, primarily related  to employee severance and related benefits.  Fiscal 2018 restructuring activities also included plant consolidation activities, targeted headcount reductions, and certain product line transfers in Europe within the VTS segment.  In addition, the Company recorded restructuring expenses associated with the discontinuance of its geothermal product line within the BHVAC segment.

During fiscal 2021, the Company approved headcount reductions in the VTS and CIS segments and, as a result, expects to record approximately $4.0 million of severance expenses during the first quarter of fiscal 2021.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Restructuring and repositioning expenses were as follows:

	Years ended March 31,
	2020	2019	2018
Employee severance and related benefits	$10.2	$8.7	$13.0
Other restructuring and repositioning expenses	2.0	0.9	3.0
Total	$12.2	$9.6	$16.0

Other restructuring and repositioning expenses primarily consist of equipment transfer and plant consolidation costs.

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements.  Changes in accrued severance were as follows:

	Years ended March 31,
	2020	2019
Beginning balance	$10.0	$11.0
Additions	10.2	8.7
Payments	(15.1)	(9.1)
Effect of exchange rate changes	(0.1)	(0.6)
Ending balance	$5.0	$10.0

During fiscal 2020, the Company identified potential impairment indicators related to manufacturing facilities in Austria and Germany within the VTS segment.  The Company anticipates the future cash flows of these asset groups will be negatively impacted by planned wind downs of certain commercial vehicle and automotive programs.  In response, the Company performed an impairment evaluation and recorded asset impairment charges totaling $7.5 million within its VTS segment to write down property and equipment assets to fair value.  The Company determined fair value using Level 3 inputs, primarily consisting of appraisals, which considered the market rental value, market conditions, physical condition of the assets, salability in the marketplace and estimated scrap values, based on the specialized nature of the machinery and equipment.

Also during fiscal 2020, the Company recorded a $0.6 million impairment charge to reduce the carrying value of the previously-closed CIS Austrian facility to its current estimated fair value, less costs to sell.  During fiscal 2019 and 2018, the Company recorded asset impairment charges of $0.4 million and $1.3 million, respectively, related to this closed facility.

Note 6: Other Income and Expense

Other income and expense consisted of the following:

	Years ended March 31,
	2020	2019	2018
Equity in earnings of non-consolidated affiliate (a)	$0.2	$0.7	$0.2
Interest income	0.4	0.4	0.4
Foreign currency transactions (b)	(2.4)	(2.3)	(0.6)
Net periodic benefit cost (c)	(3.0)	(2.9)	(3.3)
Total other expense - net	$(4.8)	$(4.1)	$(3.3)

(a)
During fiscal 2020, the Company sold its ownership interest in Nikkei Heat Exchanger Company, Ltd.  As a result of the sale, the Company recorded a gain of $0.1 million, which is included within the fiscal 2020 amount.  See Note 12 for additional information.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 7: Income Taxes

The U.S. and foreign components of earnings before income taxes and the provision or benefit for income taxes consisted of the following:

	Years ended March 31,
	2020	2019	2018
Components of earnings (loss) before income taxes:
United States	$(26.1)	$22.4	$2.5
Foreign	36.5	58.4	60.8
Total earnings before income taxes	$10.4	$80.8	$63.3

Income tax provision (benefit):
Federal:
Current	$(3.4)	$(20.4)	$11.6
Deferred	(1.7)	(4.2)	23.3
State:
Current	(0.1)	0.7	(0.3)
Deferred	(2.3)	1.9	2.0
Foreign:
Current	14.9	19.0	16.1
Deferred	5.0	(2.1)	(13.2)
Total income tax provision (benefit)	$12.4	$(5.1)	$39.5

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

During fiscal 2019, the Company completed its accounting for the Tax Act, which resulted in an income tax benefit totaling $7.7 million.  The Company utilized its deferred tax attributes against the transition tax and finalized its fiscal 2018 U.S. federal income tax return.  As a result, the Company decreased the provisional charge recorded for the reduction in the U.S. federal corporate tax rate by $9.3 million, since more deferred tax assets were utilized to offset taxable income at a higher fiscal 2018 U.S. federal corporate tax rate.  The Company also decreased the transition tax liability to $18.9 million, a reduction of $0.1 million.  In addition, the Company recorded a charge of $1.7 million for a reduction to state deferred tax assets.

The Tax Act included a new provision designed to tax global intangible low taxed income (“GILTI”) starting in fiscal 2019.  The Company elected to record the tax effects of the GILTI provision as a period expense in the applicable tax year. To determine whether its net operating loss carryforward deferred tax assets are expected to be realized, the Company considers the applicable tax law ordering.  Based upon this approach, net operating loss carryforwards are deemed to be realizable if they will reduce the expected tax liability when utilized, regardless of whether the 50% GILTI deduction or applicable tax credits may have been available.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate was as follows:

	Years ended March 31,
	2020	2019	2018
Statutory federal tax	21.0%	21.0%	31.5%
State taxes, net of federal benefit	(12.0)	3.6	2.9
Taxes on non-U.S. earnings and losses	32.9	3.9	(3.8)
Valuation allowances	156.9	4.0	(5.6)
Tax credits	(36.7)	(26.1)	(17.3)
Compensation	4.0	(0.1)	(0.8)
Tax rate or law changes	3.6	(12.0)	60.1
Uncertain tax positions, net of settlements	(37.9)	0.4	(0.8)
Notional interest deductions	(12.5)	(2.5)	(3.2)
Dividends and taxable foreign inclusions	(11.0)	1.6	0.2
Other	10.9	(0.1)	(0.8)
Effective tax rate	119.2%	(6.3%)	62.4%

During fiscal 2020, the Company recorded net income tax charges totaling $2.9 million as a result of legal entity restructuring completed in preparation of a potential sale of the automotive business and a $1.4 million income tax benefit resulting from the recognition of a tax incentive in Italy.  Also in fiscal 2020, the Company changed its determination of whether it was more likely than not certain deferred tax assets in the U.S. and in a foreign jurisdiction would be realized and, as a result, adjusted the respective valuation allowances and recorded an income tax charge of $8.4 million and an income tax benefit of $1.3 million, respectively.  In addition, the Company recorded a net increase of deferred tax asset valuation allowances totaling $9.2 million related to other tax jurisdictions and recorded a $4.5 million income tax benefit associated with the reduction in unrecognized tax benefits resulting from a lapse in statutes of limitations and settlements.

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

The Company has recorded valuation allowances against its net deferred tax assets to the extent it has determined it is more likely than not that such assets will not be realized in the future.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  As further discussed in Note 20, the COVID-19 pandemic has resulted in risks and uncertainties to our business.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in certain jurisdictions, could necessitate the establishment of further valuation allowances, which could have a material adverse effect on the Company’s results of operations and financial condition.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$0.3	$0.2
Inventories	4.5	3.4
Plant and equipment	4.7	1.8
Lease liabilities	15.7	-
Pension and employee benefits	45.1	32.7
Net operating and capital losses	70.2	73.5
Credit carryforwards	56.8	60.3
Other, principally accrued liabilities	8.1	10.0
Total gross deferred tax assets	205.4	181.9
Less: valuation allowances	(46.9)	(43.4)
Net deferred tax assets	158.5	138.5

Deferred tax liabilities:
Plant and equipment	13.1	15.1
Lease assets	15.6	-
Goodwill	4.8	4.8
Intangible assets	26.4	28.8
Other	1.9	0.9
Total gross deferred tax liabilities	61.8	49.6
Net deferred tax assets	$96.7	$88.9

Unrecognized tax benefits were as follows:

	Years ended March 31,
	2020	2019
Beginning balance	$13.8	$13.6
Gross increases - tax positions in prior period	0.3	1.6
Gross decreases - tax positions in prior period	(1.0)	(0.2)
Gross increases - tax positions in current period	1.1	1.1
Settlements	(2.1)	(0.1)
Lapse of statute of limitations	(2.4)	(2.2)
Ending balance	$9.7	$13.8

The Company’s liability for unrecognized tax benefits as of March 31, 2020 was $9.7 million, and if recognized, $7.9 million would have an effective tax rate impact.  The Company estimates a $0.6 million decrease in unrecognized tax benefits during fiscal 2021 due to lapses in statutes of limitations and settlements.  If recognized, these reductions would not have a significant impact on the Company’s effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.  During fiscal 2020 and 2019, interest and penalties included within income tax expense in the consolidated statements of operations were not significant.  At March 31, 2020 and 2019, accrued interest and penalties totaled $0.5 million and $1.1 million, respectively.

The Company files income tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world.  At March 31, 2020, the Company was under income tax examination in a number of jurisdictions.  The following tax years remain subject to examination for the Company’s major tax jurisdictions:

Germany	Fiscal 2011 - Fiscal 2019
Italy	Calendar 2015 - Fiscal 2019
United States	Fiscal 2017 - Fiscal 2019

At March 31, 2020, the Company had federal and state tax credits of $61.6 million that, if not utilized against U.S. taxes, will expire between fiscal 2021 and 2040.  The Company also had state and local tax loss carryforwards totaling $149.8 million that, if not utilized against state apportioned taxable income, will expire between fiscal 2021 and 2040.  In addition, the Company had tax loss and foreign attribute carryforwards totaling $314.7 million in various tax jurisdictions throughout the world.  Certain of the carryforwards in the U.S. and in foreign jurisdictions are offset by valuation allowances.  If not utilized against taxable income, $8.1 million of these carryforwards will expire between fiscal 2021 and 2034, and $306.6 million, mainly related to Germany and Italy, will not expire due to an unlimited carryforward period.

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

Note 8: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Years ended March 31,
	2020	2019	2018
Basic Earnings Per Share:
Net (loss) earnings attributable to Modine	$(2.2)	$84.8	$22.2
Less: Undistributed earnings attributable to unvested shares	-	(0.4)	(0.2)
Net (loss) earnings available to Modine shareholders	$(2.2)	$84.4	$22.0

Weighted-average shares outstanding - basic	50.8	50.5	49.9

Net (loss) earnings per share - basic	$(0.04)	$1.67	$0.44

Diluted Earnings Per Share:
Net (loss) earnings attributable to Modine	$(2.2)	$84.8	$22.2
Less: Undistributed earnings attributable to unvested shares	-	(0.2)	(0.1)
Net (loss) earnings available to Modine shareholders	$(2.2)	$84.6	$22.1

Weighted-average shares outstanding - basic	50.8	50.5	49.9
Effect of dilutive securities	-	0.8	1.0
Weighted-average shares outstanding - diluted	50.8	51.3	50.9

Net (loss) earnings per share - diluted	$(0.04)	$1.65	$0.43

For fiscal 2020, 2019 and 2018, the calculation of diluted earnings per share excluded 1.1 million, 0.4 million, and 0.2 million stock options, respectively, because they were anti-dilutive. For fiscal 2020 and 2019, the calculation of diluted earnings per share excluded 0.5 million and 0.3 million restricted stock awards, respectively, because they were anti-dilutive. For fiscal 2020, the total number of potentially-dilutive securities was 0.3 million.  However, these securities were not included in the computation of diluted net loss per share since to do so would have decreased the loss per share.

Note 9: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	March 31,
	2020	2019
Cash and cash equivalents	$70.9	$41.7
Restricted cash	0.4	0.5
Total cash, cash equivalents and restricted cash	$71.3	$42.2

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreements.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 10: Inventories

Inventories consisted of the following:

	March 31,
	2020	2019
Raw materials	$123.6	$122.8
Work in process	34.6	32.2
Finished goods	49.2	45.7
Total inventories	$207.4	$200.7

Note 11: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	March 31,
	2020	2019
Land	$19.7	$20.7
Buildings and improvements (10-40 years)	276.7	285.9
Machinery and equipment (3-15 years)	870.3	848.7
Office equipment (3-10 years)	95.2	92.0
Construction in progress	40.5	57.4
	1,302.4	1,304.7
Less: accumulated depreciation	(854.4)	(820.0)
Net property, plant and equipment	$448.0	$484.7

Depreciation expense totaled $68.2 million, $67.9 million, and $67.0 million for fiscal 2020, 2019, and 2018, respectively.  Gains and losses related to the disposal of property, plant and equipment are recorded within SG&A expenses.  For fiscal 2020, 2019, and 2018, losses related to the disposal of property, plant and equipment totaled $0.6 million, $0.9 million, and $0.7 million, respectively.

Note 12: Investment in Affiliate

During fiscal 2020, the Company completed the sale of its 50 percent ownership interest in Nikkei Heat Exchanger Company, Ltd. (“NEX”) for a selling price of $3.8 million.  As a result of this sale, the Company recorded a gain of $0.1 million, which included the write-off of accumulated foreign currency translation gains of $0.6 million, within other income and expense on the consolidated statement of operations.

Prior to the sale, the Company accounted for its investment in this non-consolidated affiliate using the equity method.  The Company included its investment in NEX of $3.8 million within other noncurrent assets on the March 31, 2019 consolidated balance sheet.  The Company reported its equity in earnings from NEX within other income and expense in the consolidated statements of operations, using a one-month reporting delay.  The Company’s share of NEX’s earnings for fiscal 2020, 2019, and 2018 was $0.1 million, $0.7 million, and $0.2 million, respectively.

Note 13: Intangible Assets

Intangible assets consisted of the following:

	March 31, 2020			March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$60.8	$(12.6)	$48.2	$61.5	$(9.1)	$52.4
Trade names	58.3	(16.2)	42.1	58.9	(13.5)	45.4
Acquired technology	23.6	(7.6)	16.0	23.9	(5.5)	18.4
Total intangible assets	$142.7	$(36.4)	$106.3	$144.3	$(28.1)	$116.2

The Company recorded $8.9 million, $9.0 million, and $9.7 million of amortization expense during fiscal 2020, 2019, and 2018, respectively.  The Company estimates that it will record $8.4 million of amortization expense in fiscal 2021 and approximately $8.0 million of annual amortization expense in fiscal 2022 through 2025.

During fiscal 2018, the BHVAC segment discontinued its geothermal product line and, as a result, recorded a $1.2 million impairment charge for acquired technology intangible assets.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 14: Goodwill

Changes in the carrying amount of goodwill, by segment and in the aggregate, were as follows:

	VTS	CIS	BHVAC	Total
Balance, March 31, 2018	$0.5	$158.3	$15.0	$173.8
Effect of exchange rate changes	-	(4.4)	(0.9)	(5.3)
Balance, March 31, 2019	0.5	153.9	14.1	168.5
Impairment charge	(0.5)	-	-	(0.5)
Effect of exchange rate changes	-	(1.3)	(0.6)	(1.9)
Balance, March 31, 2020	$-	$152.6	$13.5	$166.1

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value.  Annually, the Company conducts its goodwill impairment assessment during the fourth quarter by applying a fair value-based test.  For purposes of its assessment, the Company determines the fair value of each reporting unit based upon the present value of estimated future cash flows.  The Company’s determination of fair value involves judgment and the use of significant estimates and assumptions, including assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, risk-adjusted discount rates, business trends and market conditions.

As a result of its annual goodwill impairment test performed during the fourth quarter of fiscal 2020, the Company determined that the fair value of each of the reporting units within its CIS and BHVAC segments exceeded their respective book values.  The Company determined, however, that the goodwill recorded within its VTS segment was fully impaired and recorded a $0.5 million impairment charge as a result.  The impairment charge was primarily caused by a recent decline in the estimated fair value of the automotive business within the VTS segment.

At March 31, 2020 and 2019, accumulated goodwill impairment losses totaled $40.8 million and $40.3 million, respectively, within the VTS segment.

Note 15: Product Warranties and Other Commitments

Product warranties: Many of the Company’s products are covered under a warranty period ranging from one to five years.  The Company records a liability for product warranty obligations at the time of sale and adjusts its warranty accruals if it becomes probable that expected claims will differ from previous estimates.

Changes in accrued warranty costs were as follows:

	Years ended March 31,
	2020	2019
Beginning balance	$9.2	$9.3
Warranties recorded at time of sale	5.3	5.5
Adjustments to pre-existing warranties	(1.6)	2.2
Settlements	(4.8)	(7.3)
Effect of exchange rate changes	(0.2)	(0.5)
Ending balance	$7.9	$9.2

Indemnification agreements: From time to time, the Company provides indemnification agreements related to the sale or purchase of an entity or facility.  These indemnification agreements cover customary representations and warranties typically provided in conjunction with such transactions, including income, sales, excise or other tax matters, environmental matters and other third-party claims.  The indemnification periods provided generally range from less than one year to fifteen years.  In addition, standard indemnification provisions reside in many commercial agreements to which the Company is a party and relate to responsibility in the event of potential third-party claims.  The fair value of the Company’s outstanding indemnification obligations at March 31, 2020 was not material.

Commitments: At March 31, 2020, the Company had capital expenditure commitments of $12.0 million.  Significant commitments include tooling and equipment expenditures for new and renewal programs with customers in the VTS segment.  The Company utilizes inventory arrangements with certain vendors in the normal course of business under which the vendors maintain inventory stock at the Company’s facilities or at outside facilities.  Title passes to the Company at the time goods are withdrawn for use in production.  The Company has agreements with the vendors to use the material within a specific period of time.  In some cases, the Company bears the risk of loss for the inventory because Modine is required to insure the inventory against damage and/or theft.  This inventory is included within the Company’s consolidated balance sheets as raw materials inventory.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 16: Leases

Effective April 1, 2019, the Company adopted new lease accounting guidance and, as a result, recorded $61.3 million of right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases on its consolidated balance sheet. The consolidated financial statements for fiscal 2020 reflect the adoption of this new guidance; however, fiscal 2019, fiscal 2018 and prior-years have not been adjusted. See Note 1 for additional information regarding the Company’s adoption of the new guidance.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company recognizes ROU assets and lease liabilities at the commencement date, based upon the present value of lease payments over the lease term.  As its lease agreements typically do not provide an implicit interest rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current collateralized borrowing rate, the term of the lease, and the economic environments where the lease activity is concentrated. The Company believes this method effectively estimates a borrowing rate that it could obtain for a debt instrument with similar terms as the lease agreement.

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

Lease Assets and Liabilities: The following table provides a summary of leases recorded on the consolidated balance sheet.

	Balance Sheet Location	March 31, 2020
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$61.4
Finance lease ROU assets (a)	Property, plant and equipment - net	8.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$10.9
Operating lease liabilities	Other noncurrent liabilities	50.3
Finance lease liabilities	Long-term debt - current portion	0.4
Finance lease liabilities	Long-term debt	3.3

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $1.8 million as of March 31, 2020.

Components of Lease Expense: The Company records operating lease expense as either cost of sales or SG&A expenses within its consolidated statements of operations, depending upon the nature and use of the ROU assets.  The Company records finance lease expense as depreciation expense within cost of sales or SG&A expenses, depending upon the nature and use of the ROU assets, and as interest expense in its consolidated statements of operations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The components of lease expense were as follows:

Year ended March 31, 2020
Operating lease expense (a)	$21.2
Finance lease expense:
Depreciation of ROU assets	0.5
Interest on lease liabilities	0.2
Total lease expense	$21.9

(a)	In fiscal 2020, operating lease expense included short-term lease expense of $4.1 million. Variable lease expense was not significant.

Supplemental Cash Flow Information

Year ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14.7
Financing cash flows for finance leases	0.5

ROU assets obtained in exchange for lease liabilities
Operating leases	$9.0
Finance leases	0.2

Lease Term and Discount Rates

March 31, 2020
Weighted-average remaining lease term:
Operating leases	9.3 years
Finance leases	8.8 years

Weighted-average discount rate:
Operating leases	3.5%
Finance leases	4.7%

Maturity of Lease Liabilities under New Lease Accounting Guidance: Future minimum rental payments for leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2020:

Fiscal Year	Operating Leases	Finance Leases
2021	$12.8	$0.5
2022	11.4	0.5
2023	9.3	0.5
2024	6.3	0.5
2025	5.8	0.5
2026 and beyond	26.2	2.0
Total lease payments	71.8	4.5
Less: Interest	(10.6)	(0.8)
Present value of lease liabilities	$61.2	$3.7

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Maturity of Lease Liabilities under Previous Lease Accounting Guidance: Future minimum rental payments for operating leases with initial non-cancellable lease terms in excess of one year were as follows at March 31, 2019:

Fiscal Year
2020	$14.2
2021	12.4
2022	9.1
2023	7.1
2024	4.7
2025 and beyond	22.9
Total	$70.4

The Company recorded $19.3 million and $18.5 million of rental expense related to operating leases in fiscal 2019 and 2018, respectively.

Note 17: Indebtedness

In June 2019, the Company executed the Fourth Amended and Restated Credit Agreement with a syndicate of banks that provides for a multi-currency $250.0 million revolving credit facility expiring in June 2024, which modified the Company’s then-existing revolver that would have expired in November 2021.  In addition, this credit agreement provided for both U.S. dollar- and euro-denominated term loan facilities, with repayments continuing into fiscal 2025.  These term loans replaced the previously-existing term loans with repayments scheduled through fiscal 2022.  As a result of the credit agreement modification, the Company deferred debt issuance costs of $1.1 million, which are being amortized over the term of the debt.  Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At March 31, 2020, the weighted-average interest rates for revolving credit facility borrowings and the term loans were 3.0 percent and 2.8 percent, respectively.  At March 31, 2020, the Company’s revolving credit facility borrowings totaled $127.2 million and domestic letters of credit totaled $5.3 million, resulting in available borrowings under the revolving credit facility of $117.5 million.

In January 2020, the Company issued $100.0 million of 5.9 percent Senior Notes with repayments ending in fiscal 2029.  The Company used the majority of the proceeds to satisfy the remaining principal balance of the 6.8 percent Senior Notes, which were scheduled to mature in August 2020.  As a result of the credit agreement modification, the Company deferred debt issuance costs of $1.7 million, which are being amortized over the term of the debt.

Based upon the terms of the credit agreement, the Company determined that borrowings under its revolving credit facility should be classified as long-term debt.  Accordingly, the Company has reclassified borrowings of $47.1 million under its revolving credit facility from short-term to long-term debt on the March 31, 2019 balance sheet and within the related disclosures.

Long-term debt consisted of the following:

io	Fiscal year of maturity	March 31, 2020	March 31, 2019

Term loans	2025	$189.4	$238.4
Revolving credit facility	2025	127.2	47.1
5.9% Senior Notes	2029	100.0	-
5.8% Senior Notes	2027	50.0	50.0
6.8% Senior Notes	2021	-	85.0
Other (a)		6.0	14.3
		472.6	434.8
Less: current portion		(15.6)	(48.6)
Less: unamortized debt issuance costs		(5.0)	(4.0)
Total long-term debt		$452.0	$382.2

(a)	Other long-term debt primarily includes borrowings by foreign subsidiaries and finance lease obligations.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Long-term debt matures as follows:

Fiscal Year
2021	$15.6
2022	21.7
2023	21.7
2024	21.7
2025	273.6
2026 & beyond	118.3
Total	$472.6

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings at March 31, 2020 and 2019 of $14.8 million and $18.9 million, respectively.

Provisions in the Company’s credit agreement, Senior Note agreements, and various foreign credit agreements require the Company to maintain compliance with various covenants and include certain cross-default clauses.  Under its primary credit agreements in the U.S., the Company has provided liens on substantially all domestic assets.  Also, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales. In addition, at the time of each incremental borrowing under the revolving credit facility, the Company is required to represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on its business, property, or results of operations.

The Company is subject to a leverage ratio covenant, which requires the Company to limit its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, in relation to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The leverage ratio covenant limit was 3.25 to 1 through the fourth quarter of fiscal 2020. The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of March 31, 2020.

In May 2020, the Company executed amendments to its primary credit agreements in the U.S.  Under the amended agreements, the leverage ratio covenant limit is temporarily raised.  The leverage ratio covenant limit in fiscal 2021 is 4.00 to 1, 4.75 to 1, 5.25 to 1, and 5.75 to 1 for the first, second, third, and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  As of March 31, 2020 and 2019, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $131.3 million and $137.2 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy.  Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 18: Pension and Employee Benefit Plans

Defined Contribution Employee Benefit Plans:

The Company maintains a domestic 401(k) plan that allows employees to contribute a portion of their salary to help them save for retirement.  The Company currently matches employee contributions up to 4.5 percent of their compensation for participants.  The Company’s expense for defined contribution employee benefit plans during fiscal 2020, 2019, and 2018 was $6.6 million, $6.4 million, and $5.2 million, respectively.

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

The Company contributed $3.5 million, $8.0 million, and $13.4 million to its U.S. pension plans during fiscal 2020, 2019, and 2018, respectively.  In addition, the Company contributed $2.3 million, $5.9 million, and $2.6 million to its non-U.S. pension plans during fiscal 2020, 2019, and 2018, respectively.  These contributions are reported in the change in other liabilities in the consolidated statements of cash flows.

Postretirement plans: The Company provides selected healthcare and life insurance benefits for eligible retired domestic employees.  The Company periodically amends these unfunded plans to change the contribution rate of retirees and the amounts and forms of coverage.  An annual limit on the Company’s cost is defined for the majority of these plans.  The Company’s net periodic income for its postretirement plans during fiscal 2020, 2019, and 2018 was $0.3 million, $0.3 million, and $0.2 million, respectively.

Measurement date:  The Company uses March 31 as the measurement date for its pension and postretirement plans.

Changes in benefit obligations and plan assets, as well as the funded status of the Company’s global pension plans, were as follows:

	Years ended March 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$258.8	$273.6
Service cost	0.4	0.5
Interest cost	9.1	9.6
Actuarial loss	15.5	1.7
Benefits paid	(18.2)	(22.8)
Curtailment gain (a)	(0.3)	-
Effect of exchange rate changes	(0.6)	(3.8)
Benefit obligation at end of year	$264.7	$258.8

Change in plan assets:
Fair value of plan assets at beginning of year	$155.1	$157.7
Actual return on plan assets	(11.6)	6.3
Benefits paid	(18.2)	(22.8)
Employer contributions	5.8	13.9
Fair value of plan assets at end of year	$131.1	$155.1
Funded status at end of year	$(133.6)	$(103.7)

Amounts recognized in the consolidated balance sheets:
Current liability	$(2.7)	$(2.0)
Noncurrent liability	(130.9)	(101.7)
	$(133.6)	$(103.7)

(a)
The $0.3 million curtailment gain, which is associated with headcount reductions in Europe within the VTS segment, will be recognized as a component of net periodic benefit cost following the completion of the headcount reductions. See Note 5 for additional information on the Company’s restructuring activities.

As of March 31, 2020, 2019, and 2018, the benefit obligation associated with the Company’s non-U.S. pension plans totaled $35.7 million, $36.5 million, and $43.4 million respectively.  In fiscal 2020, the $0.8 million decrease primarily resulted from employer contributions of $2.2 million for benefits paid to plan participants during the year, partially offset by service and interest cost totaling $0.9 million. In fiscal 2019, the $6.9 million decrease primarily resulted from employer contributions of $5.9 million for benefits paid to plan participants during the year and the impact of foreign currency exchange rate changes, partially offset by service and interest cost totaling $1.1 million.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The accumulated benefit obligation for pension plans was $263.1 million and $256.9 million as of March 31, 2020 and 2019, respectively.  The net actuarial loss related to the pension plans recognized in accumulated other comprehensive loss was $191.5 million and $159.1 million as of March 31, 2020 and 2019, respectively.

Costs for the Company’s global pension plans included the following components:

	Years ended March 31,
	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$0.4	$0.5	$0.5
Interest cost	9.1	9.6	9.9
Expected return on plan assets	(12.0)	(12.3)	(11.9)
Amortization of net actuarial loss	6.0	5.6	5.6
Settlements (a)	0.2	0.2	0.3
Curtailment gain (a)	-	-	(0.3)
Net periodic benefit cost	$3.7	$3.6	$4.1

Other changes in benefit obligation recognized in other comprehensive income (loss):
Net actuarial loss	$(38.7)	$(7.7)	$(5.8)
Amortization of net actuarial loss	6.2	5.8	5.9
Total recognized in other comprehensive income (loss)	$(32.5)	$(1.9)	$0.1

(a)	The settlement charges and curtailment gain resulted from activity associated with the Company’s non-U.S. pension plans.

The Company amortized $6.2 million, $5.6 million, and $5.6 million of net actuarial loss in fiscal 2020, 2019, and 2018, respectively.  In each of these years, less than $1.0 million of the amortization was attributable to the Company’s non-U.S. pension plans.  The Company estimates $6.9 million of net actuarial loss for its pension plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2021.  The fiscal 2021 estimated amortization includes less than $1.0 million related to the Company’s non-U.S. pension plans.

The Company used a discount rate of 3.4% and 4.0% as of March 31, 2020 and 2019, respectively, for determining its benefit obligations under its U.S. pension plans. The Company used a weighted-average discount rate of 1.0% and 1.4% as of March 31, 2020 and 2019, respectively, for determining its benefit obligations under its non-U.S. pension plans.  The Company used a discount rate of 4.0%, 4.0%, and 4.1% to determine its costs under its U.S. pension plans for fiscal 2020, 2019, and 2018, respectively.  The Company used a weighted-average discount rate of 1.7%, 1.9%, and 1.9% to determine its costs under its non-U.S. pension plans for fiscal 2020, 2019, and 2018, respectively.  The Company determined the discount rates used for its U.S. pension plans by modeling a portfolio of high-quality corporate bonds, with appropriate consideration given to expected defined benefit payment terms and duration of the respective pension obligations.  The Company used a similar process to determine the discount rate for its non-U.S. pension obligations.

Plan assets in the Company’s U.S. pension plans comprise 100 percent of the Company’s world-wide pension plan assets.  The Company’s U.S. pension plan weighted-average asset allocations at the measurement dates of March 31, 2020 and 2019 were as follows:

	Target allocation	Plan assets
		2020	2019
Equity securities	65%	60%	66%
Debt securities	21%	22%	19%
Real estate investments	13%	16%	12%
Cash and cash equivalents	1%	2%	3%
	100%	100%	100%

Due to market conditions and other factors, including timing of benefit payments and other transactions, actual asset allocation may vary from the target allocation outlined above.  The Company periodically rebalances the assets to the target allocations.  As of March 31, 2020 and 2019, the Company’s pension plans did not directly own shares of Modine common stock.

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

The expected rate of return on U.S. plan assets is based upon historical return experience and forward-looking return expectations for major asset class categories.  For fiscal 2020, 2019, and 2018 U.S. pension plan expense, the expected rate of return on plan assets was 7.5 percent.  For fiscal 2021 U.S. pension plan expense, the Company has assumed a rate of return on plan assets of 7.5 percent.

The Company’s funding policy for its U.S. pension plans is to contribute annually, at a minimum, the amount necessary on an actuarial basis to provide for benefits in accordance with applicable laws and regulations.  The Company expects to contribute approximately $20 million to these U.S. plans during fiscal 2021.

Estimated pension benefit payments for the next ten fiscal years are as follows:

Fiscal Year	Estimated Pension Benefit Payments
2021	$17.2
2022	16.8
2023	16.7
2024	16.7
2025	16.8
2026-2030	80.6

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

Commodity derivatives:  The Company periodically enters into over-the-counter forward contracts related to forecasted purchases of aluminum and copper.  The Company’s strategy in entering into these contracts is to reduce its exposure to changing market prices of these commodities.  The Company designates certain commodity forward contracts as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, the Company records unrealized gains and losses related to the change in the fair value of the contracts in accumulated other comprehensive income (loss) (“AOCI”) within shareholders’ equity and subsequently recognizes the gains and losses within cost of sales as the underlying inventory is sold.

Foreign exchange contracts:  The Company’s foreign exchange risk management strategy uses derivative financial instruments to mitigate foreign currency exchange risk.  The Company periodically enters into foreign currency forward contracts to hedge specific foreign currency-denominated assets and liabilities as well as forecasted transactions.  The Company designates certain hedges of forecasted transactions as cash flow hedges for accounting purposes.  Accordingly, for these designated hedges, the Company records unrealized gains and losses related to the change in the fair value of the contracts in AOCI within shareholders’ equity and subsequently recognizes the gains and losses as a component of earnings at the same time and in the same financial statement line that the underlying transactions impact earnings.  The Company has not designated forward contracts related to foreign currency-denominated assets and liabilities as hedges.  Accordingly, for these non-designated contracts, the Company records unrealized gains and losses related to changes in fair value in other income and expense.  Gains and losses on these foreign currency contracts are offset by foreign currency gains and losses associated with the related assets and liabilities.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The fair value of the Company’s derivative financial instruments recorded in the consolidated balance sheets were as follows:

_	Balance Sheet Location	March 31, 2020	March 31, 2019
Derivatives designated as hedges:
Commodity derivatives	Other current assets	$-	$0.6
Commodity derivatives	Other current liabilities	1.3	0.3
Foreign exchange contracts	Other current assets	0.1	0.2

Derivatives not designated as hedges:
Foreign exchange contracts	Other current liabilities	$-	$0.5

The amounts associated with derivative financial instruments that the Company designated for hedge accounting were as follows:

	Gain (loss) recognized in other comprehensive income			Statement of Operations	Gain (loss) reclassified from AOCI
	2020	2019	2018	Location	2020	2019	2018
Commodity derivatives	$(2.6)	$(0.3)	$0.2	Cost of sales	$(0.8)	$(0.4)	$-
Foreign exchange contracts	(0.1)	(0.4)	0.1	Net sales	(0.1)	(0.4)	0.1
Foreign exchange contracts	0.2	1.0	-	Cost of sales	0.4	0.6	-
Total gains (losses)	$(2.5)	$0.3	$0.3		$(0.5)	$(0.2)	$0.1

The amounts associated with derivative financial instruments that the Company did not designate for hedge accounting were as follows:

_	Statement of Operations Location	Years ended March 31,
_		2020	2019	2018
Commodity derivatives	Cost of sales	$-	$-	$0.4
Foreign exchange contracts	Net sales	(0.1)	(0.7)	(0.1)
Foreign exchange contracts	Other income (expense) - net	(0.1)	(0.3)	(0.5)
Total losses		$(0.2)	$(1.0)	$(0.2)

Note 20: Risks, Uncertainties, Contingencies and Litigation

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, the Company has experienced significant impacts on its operations and has suspended production at certain manufacturing facilities in China, India, Italy, Spain, Germany, the Netherlands, Austria, Hungary, the U.S., Mexico and Brazil due to local government requirements or customer shutdowns and is operating other facilities in the U.S. and abroad at reduced capacity levels.  Although the temporarily-closed facilities have since reopened, many are operating at a significantly reduced volume because of low customer demand.  The Company is focused on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers.  Beginning largely in April 2020 and in an effort to mitigate the negative impacts of COVID-19, the Company has taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, the Company is focused on reducing operating and administrative expenses.

The Company’s consolidated financial statements reflect estimates and assumptions made by management, including assumptions regarding the future impacts of the COVID-19 pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented.  For example, assets particularly sensitive to assumptions that could be adversely impacted by the COVID-19 pandemic include goodwill and deferred tax assets.  While the Company believes it used appropriate estimates and assumptions to prepare the consolidated financial statements, actual amounts could differ materially and future events or circumstances could have a potential negative effect on the assumptions used.  If the Company, its suppliers, or its customers experience further shutdowns or other significant business disruptions associated with the COVID-19 pandemic, its ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Market Risk
The Company sells a broad range of products that provide thermal solutions to customers operating in diverse markets, including the automotive, commercial vehicle, off-highway, and commercial, industrial, and building HVAC&R markets.  The COVID-19 pandemic has negatively impacted these markets; the duration and severity of the impacts of COVID-19 on these markets are currently uncertain.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Credit Risk
The Company invests excess cash primarily in investment quality, short-term liquid debt instruments.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable.  The Company sells a broad range of products that provide thermal solutions to customers operating throughout the world. In fiscal 2020, one customer within the VTS segment accounted for more than ten percent of the Company’s total sales. In fiscal 2019 and 2018, two customers within the VTS segment each accounted for ten percent or more of the Company’s total sales.  Sales to the Company’s top ten customers were 45 percent, 50 percent, and 48 percent of total sales in fiscal 2020, 2019, and 2018, respectively.  At March 31, 2020 and 2019, 34 percent and 38 percent, respectively, of the Company's trade accounts receivable were due from the Company's top ten customers.  These customers operate primarily in the automotive, commercial vehicle, off-highway, data center cooling and commercial air conditioning markets.  Collateral or advanced payments are generally not required.  The Company has not experienced significant credit losses to customers in the markets served nor has experienced a significant increase in credit losses in connection with the COVID-19 pandemic.

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

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the United States, one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the United States and Brazil.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance.  The accruals for these environmental matters totaled $18.2 million and $18.9 million at March 31, 2020 and 2019, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary.  Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 21: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2019	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive loss before reclassifications	(18.2)	(38.7)	(2.5)	(59.4)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.8	-	5.8
Realized losses - net (b)	-	-	0.5	0.5
Foreign currency translation gains (c)	(0.6)	-	-	(0.6)
Income taxes	-	8.3	0.5	8.8
Total other comprehensive loss	(18.8)	(24.6)	(1.5)	(44.9)

Balance, March 31, 2020	$(61.4)	$(160.9)	$(1.0)	$(223.3)

	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Balance, March 31, 2018	$(5.5)	$(134.9)	$0.1	$(140.3)

Other comprehensive income (loss) before reclassifications	(37.9)	(7.1)	0.3	(44.7)
Reclassifications:
Amortization of unrecognized net loss (a)	-	5.4	-	5.4
Realized losses - net (b)	-	-	0.2	0.2
Foreign currency translation losses (d)	0.8	-	-	0.8
Income taxes	-	0.3	(0.1)	0.2
Total other comprehensive income (loss)	(37.1)	(1.4)	0.4	(38.1)

Balance, March 31, 2019	$(42.6)	$(136.3)	$0.5	$(178.4)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans.  See Note 18 for additional information about the Company’s pension plans.

(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings. See Note 19 for additional information regarding derivative instruments.
(c)	As a result of the sale of its investment in NEX during fiscal 2020, the Company wrote off $0.6 million of accumulated foreign currency translation gains.
(d)	As a result of the sale of a business in South Africa during fiscal 2019, the Company wrote off $0.8 million of accumulated foreign currency translation losses.

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

Effective April 1, 2020, the Company began managing its automotive business separate from the other businesses within the VTS segment.  The Company is managing the automotive business as a separate segment as the Company targets the sale or eventual exit of the businesses in this segment.  Beginning for fiscal 2021, the Company will report the financial results for the automotive business as the Automotive segment.  The remaining portion of the previous VTS segment will be named the Heavy-Duty Equipment segment and will include the heavy-duty commercial vehicle and off-highway businesses.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of net sales, gross profit, and operating income by segment:

	Year ended March 31, 2020
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,136.0	$41.2	$1,177.2
CIS	620.1	3.8	623.9
BHVAC	219.4	1.7	221.1
Segment total	1,975.5	46.7	2,022.2
Corporate and eliminations	-	(46.7)	(46.7)
Net sales	$1,975.5	$-	$1,975.5

	Year ended March 31, 2019
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,298.9	$52.8	$1,351.7
CIS	704.7	2.9	707.6
BHVAC	209.1	3.3	212.4
Segment total	2,212.7	59.0	2,271.7
Corporate and eliminations	-	(59.0)	(59.0)
Net sales	$2,212.7	$-	$2,212.7

	Year ended March 31, 2018
	External Sales	Inter-segment Sales	Total
Net sales:
VTS	$1,239.3	$56.4	$1,295.7
CIS	674.4	1.3	675.7
BHVAC	189.4	1.8	191.2
Segment total	2,103.1	59.5	2,162.6
Corporate and eliminations	-	(59.5)	(59.5)
Net sales	$2,103.1	$-	$2,103.1

Inter-segment sales are accounted for based upon an established markup over production costs.  Net sales for Corporate and eliminations primarily represent the elimination of inter-segment sales.

	Years ended March 31,
	2020		2019		2018
Gross profit:	$'s	% of sales	$'s	% of sales	$'s	% of sales
VTS	$144.9	12.3%	$186.9	13.8%	$201.0	15.5%
CIS	92.9	14.9%	114.9	16.2%	97.8	14.5%
BHVAC	71.5	32.3%	63.4	29.9%	58.0	30.3%
Segment total	309.3	15.3%	365.2	16.1%	356.8	16.5%
Corporate and eliminations	(1.8)	-	0.3	-	(0.3)	-
Gross profit	$307.5	15.6%	$365.5	16.5%	$356.5	17.0%

	Years ended March 31,
Operating income:	2020	2019	2018
VTS	$27.6	$64.8	$84.2
CIS	32.9	53.4	28.5
BHVAC	36.4	26.9	20.3
Segment total	96.9	145.1	133.0
Corporate and eliminations (a)	(59.0)	(35.4)	(40.8)
Operating income	$37.9	$109.7	$92.2

(a)
The operating loss for Corporate includes certain research and development costs, legal, finance and other general corporate and central services expenses, and other costs that are either not directly attributable to an operating segment or not considered when management evaluates segment performance. During fiscal 2020 and 2019, the Company recorded $39.2 million and $7.1 million, respectively, of costs directly associated with its review of strategic alternatives for the VTS segment’s automotive business, including costs to separate and prepare the business for potential sale.

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
The following is a summary of total assets by segment:

	March 31,
	2020	2019
VTS	$683.9	$749.9
CIS	617.7	604.2
BHVAC	102.3	89.4
Corporate and eliminations	132.2	94.5
Total assets	$1,536.1	$1,538.0

The following is a summary of capital expenditures and depreciation and amortization expense by segment:

	Years ended March 31,
Capital expenditures:	2020	2019	2018
VTS	$53.2	$56.2	$61.4
CIS	15.0	16.4	9.0
BHVAC	3.1	1.3	0.6
Total capital expenditures	$71.3	$73.9	$71.0

	Years ended March 31,
Depreciation and amortization expense:	2020	2019	2018
VTS	$49.7	$49.5	$48.2
CIS	24.0	23.9	24.3
BHVAC	3.4	3.5	4.2
Total depreciation and amortization expense	$77.1	$76.9	$76.7

The following is a summary of net sales by geographical area, based upon the location of the selling unit:

	Years ended March 31,
	2020	2019	2018
United States	$941.9	$1,032.3	$911.4
Italy	187.4	217.3	211.5
China	168.5	172.1	156.0
Hungary	142.4	165.6	153.9
Germany	97.5	123.1	132.6
Austria	93.0	116.2	151.7
Other	344.8	386.1	386.0
Net sales	$1,975.5	$2,212.7	$2,103.1

The following is a summary of property, plant and equipment by geographical area:

	March 31,
	2020	2019
United States	$114.6	$117.7
China	56.8	57.6
Hungary	55.4	55.3
Mexico	50.0	56.3
Italy	49.8	52.4
Germany	27.0	32.8
Austria	26.0	36.9
Other	68.4	75.7
Total property, plant and equipment	$448.0	$484.7

The following is a summary of net sales by end market:

	Years ended March 31,
	2020	2019	2018
Commercial HVAC&R	$639.7	$674.0	$648.3
Automotive	508.8	542.8	526.0
Commercial vehicle	323.7	387.6	381.7
Off-highway	253.9	314.1	271.2
Data center cooling	150.2	187.0	137.6
Industrial cooling	43.5	47.8	67.6
Other	55.7	59.4	70.7
Net sales	$1,975.5	$2,212.7	$2,103.1

MODINE MANUFACTURING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
Note 23: Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data:

	Fiscal 2020 quarters ended
	June	Sept.	Dec.	March	Fiscal 2020

Net sales	$529.0	$500.2	$473.4	$472.9	$1,975.5
Gross profit	83.4	75.7	73.5	74.9	307.5
Net earnings (loss) (a)	8.2	(4.8)	1.0	(6.4)	(2.0)
Net earnings (loss) attributable to Modine (a)	8.0	(4.7)	1.2	(6.7)	(2.2)
Net earnings (loss) per share attributable to Modine shareholders:
Basic	$0.16	$(0.09)	$0.02	$(0.13)	$(0.04)
Diluted	0.16	(0.09)	0.02	(0.13)	(0.04)

	Fiscal 2019 quarters ended
	June	Sept.	Dec.	March	Fiscal 2019

Net sales	$566.1	$548.9	$541.0	$556.7	$2,212.7
Gross profit	94.3	87.9	91.7	91.6	365.5
Net earnings (b)	22.5	38.7	18.3	6.4	85.9
Net earnings attributable to Modine (b)	22.0	38.5	18.0	6.3	84.8
Net earnings per share attributable to Modine shareholders:
Basic	$0.43	$0.76	$0.36	$0.12	$1.67
Diluted	0.43	0.75	0.35	0.12	1.65

(a)
During fiscal 2020, restructuring expenses totaled $1.8 million, $2.3 million, $2.6 million, and $5.5 million for the quarters ended June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020, respectively (see Note 5).  During the third quarter of fiscal 2020, the Company sold a previously-closed manufacturing facility in Germany and, as a result, recorded a gain of $0.8 million (see Note 1).  During the fourth quarter of fiscal 2020, the Company recorded asset impairment charges totaling $8.6 million related to long-lived assets and goodwill (see Note 5 and Note 14). During fiscal 2020, costs associated with the Company’s review of strategic alternatives for the VTS segment’s automotive business totaled $8.3 million, $11.9 million, $14.0 million, and $5.0 million for the quarters ended June 30, 2019, September 30, 2019, December 31, 2019, and March 31, 2020, respectively. During fiscal 2020, the Company adjusted its valuation allowances on deferred tax assets in the U.S and in Brazil.  As a result, the Company recorded net income tax charges totaling $3.0 million and $4.1 million in the third and fourth quarters, respectively. Also during fiscal 2020, the Company recorded a net income tax charge totaling $2.9 million, $2.7 million of which was recorded in the third quarter, as a result of legal entity restructuring completed in preparation of a potential sale of the automotive business (see Note 7).

(b)
During fiscal 2019, restructuring expenses totaled $0.2 million, $0.5 million, and $8.9 million for the quarters ended June 30, 2018, December 31, 2018, and March 31, 2019, respectively (see Note 5).  During the second quarter of fiscal 2019, the Company sold its South African business within the BHVAC segment and, as a result, recorded a loss of $1.7 million (see Note 1).  During the third quarter of fiscal 2019, the Company recorded a $0.4 million impairment charge related to a manufacturing facility in Austria (see Note 5). During the third and fourth quarter of fiscal 2019, the Company incurred $1.2 million and $5.9 million of costs associated with its review of strategic alternatives for the VTS segment’s automotive business. The Company’s income tax benefit for fiscal 2019 includes net benefits of $24.4 million and net charges of $2.2 million in the second and third quarters, respectively, related to the Tax Act and the recognition of foreign tax credits (see Note 7).  During fiscal 2019, the Company adjusted its valuation allowances on deferred tax assets related to two separate subsidiaries in China and, as a result, recorded a $2.0 million income tax benefit and a $1.0 million income tax charge in the first and second quarters, respectively (see Note 7).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Modine Manufacturing Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), and the financial statement schedule listed in the index appearing under Item 15(a)(2), of Modine Manufacturing Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and the manner in which it accounts for intra-entity transfers of assets other than inventory in fiscal 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – CIS Reporting Units

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $166.1 million as of March 31, 2020, and the goodwill associated with the CIS reporting units was $152.6 million. Management assesses goodwill for impairment annually as of March 31 of each year, or more frequently if events or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Management determines the fair value of a reporting unit based upon the present value of estimated future cash flows. Determining the fair value of a reporting unit involves judgment and the use of significant estimates and assumptions by management, which include assumptions regarding the revenue growth rates and operating profit margins used to calculate estimated future cash flows, the risk-adjusted discount rates, business trends and market conditions.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CIS reporting units is a critical audit matter are there was significant judgment by management when determining the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence relating to management’s estimated future cash flows and significant assumptions, including revenue growth rates, operating profit margins, and the risk-adjusted discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the goodwill impairment assessment, including controls over the estimated fair value of the CIS reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management including revenue growth rates, operating profit margins, and risk-adjusted discount rates. Evaluating management’s assumptions related to revenue growth rates and operating profit margins involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the risk-adjusted discount rates.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
May 29, 2020

We have served as the Company’s auditor since 1935.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Conclusion Regarding Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management of the Company, at the direction of the General Counsel and under the supervision, and with the participation, of the Company's President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures, at a reasonable assurance level, as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective, at a reasonable assurance level, as of March 31, 2020.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020.  In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).”  Based upon this assessment, management concluded that, as of March 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors.  The Company incorporates by reference the information appearing in the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on July 23, 2020 (the “2020 Annual Meeting Proxy Statement”) under the caption “Election of Directors.”

Executive Officers.  The information in response to this Item appears under the caption "Information about our Executive Officers" in this Form 10-K.

Code of Conduct. The Company incorporates by reference the information appearing in the 2020 Annual Meeting Proxy Statement under the caption “Corporate Governance – Code of Conduct.”  The Company's Code of Conduct is included on its website, www.modine.com (About Modine link).  We intend to satisfy our disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers of, any provision of our Code of Conduct that applies to our principal executive, financial and accounting officers and our directors by posting such information on our website.

Board Committee Charters.  The Board of Directors has approved charters for its Audit Committee, Officer Nomination and Compensation Committee, Corporate Governance and Nominating Committee and Technology Committee.  These charters are included on the Company’s website, www.modine.com (Investors link).

Audit Committee Financial Expert. The Company incorporates by reference the information appearing in the 2020 Annual Meeting Proxy Statement under the caption “Committees of the Board of Directors – Audit Committee.”

Audit Committee Disclosure. The Company incorporates by reference the information appearing in the 2020 Annual Meeting Proxy Statement under the captions “Committees of the Board of Directors – Audit Committee” and “Board Meetings and Committees.”

Guidelines on Corporate Governance.  The Board of Directors has adopted Guidelines on Corporate Governance.  The Company’s Guidelines on Corporate Governance are included on its website, www.modine.com (Investors link).

Security Holder Recommendation of Board Nominees. The Company incorporates by reference the information appearing in the 2020 Annual Meeting Proxy Statement under the caption “Shareholder Nominations and Recommendations of Director Candidates.”

Delinquent Section 16(a) Reports.  The Company incorporates by reference the information appearing in the 2020 Annual Meeting Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

We do not intend to incorporate our internet website and the information contained therein or incorporated therein into this annual report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

The information appearing in the 2020 Annual Meeting Proxy Statement under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Committees of the Board of Directors – Officer Nomination and Compensation Committee: Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Company incorporates by reference the information relating to stock ownership under the caption “Security Ownership of Certain Beneficial Owners and Management,” and under the caption “Equity Compensation Plan Information,” in the 2020 Annual Meeting Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company incorporates by reference the information contained in the 2020 Annual Meeting Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company incorporates by reference the information contained in the 2020 Annual Meeting Proxy Statement under the caption “Independent Auditor’s Fees for Fiscal 2020 and 2019.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed. The following documents are filed as part of this Report:

Page in Form 10-K

1. The consolidated financial statements of Modine Manufacturing Company and its subsidiaries filed under Item 8:

Consolidated Statements of Operations for the years ended March 31, 2020, 2019 and 2018	42
Consolidated Statements of Comprehensive Income for the years ended March 31, 2020, 2019 and 2018	43
Consolidated Balance Sheets at March 31, 2020 and 2019	44
Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019 and 2018	45
Consolidated Statements of Shareholders' Equity for the years ended March 31, 2020, 2019 and 2018	46
Notes to Consolidated Financial Statements	47-75
Report of Independent Registered Public Accounting Firm	76-77

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Item 8:
Schedule II -- Valuation and Qualifying Accounts for the years ended March 31, 2020, 2019 and 2018	81

Schedules other than those listed above are omitted because they are not applicable, not required, or because the required information is included in the consolidated financial statements and the notes thereto.

3. Exhibits and Exhibit Index.	82-85

See the Exhibit Index included as the last part of this report, which is incorporated herein by reference.  Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

ITEM 16.	FORM 10-K SUMMARY.

None.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the years ended March 31, 2020, 2019 and 2018
(In millions)

		Additions
Description	Balance at Beginning of Period	Charged (Benefit) to Costs and Expenses	Charged to Other Accounts		Balance at End of Period

2020: Valuation Allowance for Deferred Tax Assets	$43.4	$4.5	$(1.0	)(a)	$46.9

2019: Valuation Allowance for Deferred Tax Assets	$48.9	$(1.6)	$(3.9	)(a)	$43.4

2018: Valuation Allowance for Deferred Tax Assets	$49.6	$(6.7)	$6.0	(a)	$48.9

(a)	Foreign currency translation and other adjustments. The fiscal 2018 amounts also included increases associated with the Company’s acquisition of Luvata HTS.

MODINE MANUFACTURING COMPANY
(THE “REGISTRANT”)
(COMMISSION FILE NO. 1-1373)

EXHIBIT INDEX
TO
2020 ANNUAL REPORT ON FORM 10-K

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
Exhibit 4.3 to August 30, 2013 8-K

4.11	Credit Facility Agreement among Modine Holding GmbH, Modine Europe GmbH and Deutsche Bank AG dated as of April 27, 2012.	Exhibit 4.10 to Registrant’s Form 10-K for the fiscal year ended March 31, 2012

4.12	Third Amended and Restated Credit Agreement dated as of November 15, 2016.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 15, 2016 (“November 15, 2016 8-K”)

4.13	Amended and Restated Note Purchase and Private Shelf Agreement dated as of November 15, 2016.	Exhibit 4.2 to November 15, 2016 8-K

4.14	Description of Registrant’s securities		X

4.15	Fourth Amended and Restated Credit Agreement dated as of June 28, 2019.	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 28, 2019

4.16	Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of August 6, 2019	Exhibit 4.1 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.17	First Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of January 31, 2020	Exhibit 4.2 to Registrant’s Form 10-Q for the third quarter ended December 31, 2019

4.18	Amendment No. 1 to Fourth Amended and Restated Credit Agreement dated as of May 19, 2020	Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated May 19, 2020 (“May 19, 2020 8-K”)

4.19	Second Amendment to Second Amended and Restated Note Purchase and Private Shelf Agreement dated as of May 19, 2020	Exhibit 4.2 to May 19, 2020 8-K

10.1*	Director Emeritus Retirement Plan effective April 1, 1992 (and frozen as of July 1, 2000).	Exhibit 10(a) to Registrant’s Form 10-K for the fiscal year ended March 31, 2002

10.2*	Employment Agreement between the Registrant and Thomas A. Burke dated as of June 15, 2007.	Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 15, 2007

10.3*	Form of Amendment No. 1 to Employment Agreement entered into as of July 1, 2008 with Thomas A. Burke.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 1, 2008

10.4*	Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and officers other than Thomas A. Burke.	Exhibit 10(f) to Registrant’s Form 10-K for the year ended March 31, 2004

10.6*	Executive Supplemental Retirement Plan (as amended).	Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended March 31, 2000

10.7*	Deferred Compensation Plan (as amended).	Exhibit 10(y) to 2003 10-K

10.8*	2008 Incentive Compensation Plan (Amended and Restated effective May 7, 2014).	Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 17, 2014

10.9*	Form of Fiscal 2020 Performance Stock Award Agreement.	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2019

10.10*	Form of Fiscal 2020 Incentive Stock Option Award Agreement.	Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended June 30, 2019

10.11*	Form of Fiscal 2020 Restricted Stock Unit Award Agreement.	Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended June 30, 2019

10.12*	Form of Fiscal 2020 Non-Qualified Stock Option Award Agreement.	Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended June 30, 2019

10.13*	Amendment No. 1 to Form of Change in Control and Termination Agreement (amended and restated) between the Registrant and Officers other than Thomas A. Burke.	Exhibit 10.17 to Registrant's Form 10-K for the fiscal year ended March 31, 2011

10.14*	Supplemental Severance Policy.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 17, 2011

10.15*	2017 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 20, 2017

10.16*	Form of Fiscal 2020 Non-Employee Director Restricted Stock Unit Award.	Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2019

10.17*	Separation Letter for Dennis P. Appel dated as of September 26, 2019.	Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended December 31, 2019

10.18*	Release Agreement executed as of October 17, 2019, between Modine Manufacturing Company and Dennis P. Appel.	Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended December 31, 2019

10.19*	Employment Retention Agreement for Scott Wollenberg, dated as of July 26, 2019.	Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2019

21	List of subsidiaries of the Registrant.	X

23	Consent of independent registered public accounting firm.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas A. Burke, President and Chief Executive Officer.	X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.	X

32.1	Section 1350 Certification of Thomas A. Burke, President and Chief Executive Officer.	X

32.2	Section 1350 Certification of Michael B. Lucareli, Vice President, Finance and Chief Financial Officer.	X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	X

*	Denotes management contract or executive compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

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

Date: May 29, 2020	Modine Manufacturing Company

	By:	/s/ Thomas A. Burke
Thomas A. Burke, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Thomas A. Burke
Thomas A. Burke	May 29, 2020
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael B. Lucareli
Michael B. Lucareli	May 29, 2020
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Marsha C. Williams
Marsha C. Williams	May 29, 2020
Director

/s/ David J. Anderson
David J. Anderson	May 29, 2020
Director

/s/ Eric D. Ashleman
Eric D. Ashleman	May 29, 2020
Director

/s/ David G. Bills
David G. Bills	May 29, 2020
Director

/s/ Charles P. Cooley
Charles P. Cooley	May 29, 2020
Director

/s/ Suresh V. Garimella
Suresh V. Garimella	May 29, 2020
Director

/s/ Larry O. Moore
Larry O. Moore	May 29, 2020
Director

/s/ Christopher W. Patterson
Christopher W. Patterson	May 29, 2020
Director

/s/ Christine Y. Yan
Christine Y. Yan	May 29, 2020
Director