Form 10-Q
period 2020-06-30
MODINE MANUFACTURING CO
filed 2020-08-05
CIK 67347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
Yes ☐    No ☑

The number of shares outstanding of the registrant’s common stock, $0.625 par value, was 51,147,640 at July 31, 2020.

MODINE MANUFACTURING COMPANY

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2020 and 2019
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30,
	2020	2019
Net sales	$347.8	$529.0
Cost of sales	301.7	445.6
Gross profit	46.1	83.4
Selling, general and administrative expenses	44.7	63.5
Restructuring expenses	4.6	1.8
Operating (loss) income	(3.2)	18.1
Interest expense	(5.4)	(5.9)
Other expense – net	-	(1.1)
(Loss) earnings before income taxes	(8.6)	11.1
Benefit (provision) for income taxes	0.2	(2.9)
Net (loss) earnings	(8.4)	8.2
Net earnings attributable to noncontrolling interest	(0.2)	(0.2)
Net (loss) earnings attributable to Modine	$(8.6)	$8.0

Net (loss) earnings per share attributable to Modine shareholders:
Basic	$(0.17)	$0.16
Diluted	$(0.17)	$0.16

Weighted-average shares outstanding:
Basic	50.9	50.7
Diluted	50.9	51.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended June 30, 2020 and 2019
(In millions)
(Unaudited)

	Three months ended June 30,
	2020	2019
Net (loss) earnings	$(8.4)	$8.2
Other comprehensive income (loss):
Foreign currency translation	5.4	1.8
Defined benefit plans, net of income taxes of $0.4 and $0.3 million	1.2	1.1
Cash flow hedges, net of income taxes of $0.3 and ($0.3) million	1.0	(0.8)
Total other comprehensive income	7.6	2.1

Comprehensive income (loss)	(0.8)	10.3
Comprehensive income attributable to noncontrolling interest	(0.3)	(0.1)
Comprehensive income (loss) attributable to Modine	$(1.1)	$10.2

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED BALANCE SHEETS
June 30, 2020 and March 31, 2020
(In millions, except per share amounts)
(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Cash and cash equivalents	$77.2	$70.9
Trade accounts receivable – net	272.6	292.5
Inventories	210.2	207.4
Other current assets	56.8	62.5
Total current assets	616.8	633.3
Property, plant and equipment – net	439.4	448.0
Intangible assets – net	105.1	106.3
Goodwill	167.0	166.1
Deferred income taxes	109.2	104.8
Other noncurrent assets	79.2	77.6
Total assets	$1,516.7	$1,536.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$25.2	$14.8
Long-term debt – current portion	13.4	15.6
Accounts payable	190.1	227.4
Accrued compensation and employee benefits	74.2	65.0
Other current liabilities	54.1	49.2
Total current liabilities	357.0	372.0
Long-term debt	448.1	452.0
Deferred income taxes	7.0	8.1
Pensions	130.3	130.9
Other noncurrent liabilities	81.6	79.5
Total liabilities	1,024.0	1,042.5
Commitments and contingencies (see Note 17)
Shareholders’ equity:
Preferred stock, $0.025 par value, authorized 16.0 million shares, issued - none	-	-
Common stock, $0.625 par value, authorized 80.0 million shares, issued 53.7 million and 53.4 million shares	33.5	33.3
Additional paid-in capital	245.6	245.1
Retained earnings	461.3	469.9
Accumulated other comprehensive loss	(215.8)	(223.3)
Treasury stock, at cost, 2.7 million and 2.5 million shares	(37.9)	(37.1)
Total Modine shareholders’ equity	486.7	487.9
Noncontrolling interest	6.0	5.7
Total equity	492.7	493.6
Total liabilities and equity	$1,516.7	$1,536.1

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended June 30, 2020 and 2019
(In millions)
(Unaudited)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(8.4)	$8.2
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	18.6	18.9
Stock-based compensation expense	0.7	1.7
Deferred income taxes	(5.9)	(0.5)
Other – net	1.3	0.9
Changes in operating assets and liabilities:
Trade accounts receivable	21.7	1.6
Inventories	(1.5)	(15.0)
Accounts payable	(34.1)	(3.8)
Other assets and liabilities	19.9	(11.5)
Net cash provided by operating activities	12.3	0.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(9.1)	(20.3)
Proceeds from disposition of assets	0.6	-
Other – net	-	1.8
Net cash used for investing activities	(8.5)	(18.5)

Cash flows from financing activities:
Borrowings of debt	8.2	342.1
Repayments of debt	(17.1)	(329.1)
Borrowings on bank overdraft facilities – net	12.3	-
Financing fees paid	(0.8)	(1.1)
Purchases of treasury stock under share repurchase program	-	(2.4)
Dividend paid to noncontrolling interest	-	(1.3)
Other – net	(0.8)	(2.7)
Net cash provided by financing activities	1.8	5.5

Effect of exchange rate changes on cash	0.6	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	6.2	(12.6)

Cash, cash equivalents and restricted cash – beginning of period	71.3	42.2
Cash, cash equivalents and restricted cash – end of period	$77.5	$29.6

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2020 and 2019
(In millions)
(Unaudited)
					_________________
	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non- controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2020	53.4	$33.3	$245.1	$469.9	$(223.3)	$(37.1)	$5.7	$493.6
Net loss attributable to Modine	-	-	-	(8.6)	-	-	-	(8.6)
Other comprehensive income	-	-	-	-	7.5	-	0.1	7.6
Stock options and awards	0.3	0.2	(0.2)	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	-	(0.8)	-	(0.8)
Stock-based compensation expense	-	-	0.7	-	-	-	-	0.7
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2020	53.7	$33.5	$245.6	$461.3	$(215.8)	$(37.9)	$6.0	$492.7

	Common stock		Additional paid-in	Retained	Accumulated other	Treasury stock, at	Non-controlling
	Shares	Amount	capital	earnings	comprehensive loss	cost	interest	Total
Balance, March 31, 2019	52.8	$33.0	$238.6	$472.1	$(178.4)	$(31.4)	$7.2	$541.1
Net earnings attributable to Modine	-	-	-	8.0	-	-	-	8.0
Other comprehensive income (loss)	-	-	-	-	2.2	-	(0.1)	2.1
Stock options and awards	0.5	0.2	(0.1)	-	-	-	-	0.1
Purchase of treasury stock	-	-	-	-	-	(5.6)	-	(5.6)
Stock-based compensation expense	-	-	1.7	-	-	-	-	1.7
Dividend paid to noncontrolling interest	-	-	-	-	-	-	(1.3)	(1.3)
Net earnings attributable to noncontrolling interest	-	-	-	-	-	-	0.2	0.2
Balance, June 30, 2019	53.3	$33.2	$240.2	$480.1	$(176.2)	$(37.0)	$6.0	$546.3
					_________________

The notes to condensed consolidated financial statements are an integral part of these statements.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 1: General

The accompanying condensed consolidated financial statements of Modine Manufacturing Company (“Modine” or the “Company”) were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flows required by GAAP for complete financial statements.  The financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods.  Results for the first three months of fiscal 2021 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes in Modine’s Annual Report on Form 10-K for the year ended March 31, 2020.

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic. See Note 17 for additional information regarding the risks and uncertainties to our business resulting from this global pandemic.

New Accounting Guidance
In June 2016, the Financial Accounting Standards Board issued new guidance related to the accounting for credit losses for certain financial assets, including trade accounts receivable and contract assets.  The new guidance modifies the credit loss model to measure and recognize credit losses based upon expected losses rather than incurred losses.  The Company adopted this guidance as of April 1, 2020.  The adoption did not have a material impact on the Company’s consolidated balance sheets, statements of operations or statements of cash flows.

Note 2: Revenue Recognition

Disaggregation of Revenue
The table below presents revenue for each of the Company’s business segments, Commercial and Industrial Solutions (“CIS”), Building HVAC Systems (“BHVAC”), Heavy Duty Equipment (“HDE”) and Automotive.  Each segment’s revenue is disaggregated by primary end market, by geographic location and based upon the timing of revenue recognition, and includes inter-segment sales.

Effective April 1, 2020, the Company realigned its segment structure.  The segment revenue information presented in the table below for fiscal 2020 has been recast to conform to the fiscal 2021 presentation.  See Note 19 for additional information regarding the Company’s operating segments.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

	Three months ended June 30, 2020					Three months ended June 30, 2019
	CIS	BHVAC	HDE	Automotive	Segment Total	CIS	BHVAC	HDE	Automotive	Segment Total
Primary end market:
Commercial HVAC&R	$93.9	$32.5	$-	$-	$126.4	$130.9	$38.0	$-	$-	$168.9
Data center cooling	13.8	15.0	-	-	28.8	24.2	10.6	-	-	34.8
Industrial cooling	11.9	-	-	-	11.9	11.4	-	-	-	11.4
Commercial vehicle	-	-	46.3	2.1	48.4	-	-	92.7	6.0	98.7
Off-highway	-	-	53.4	0.7	54.1	-	-	70.2	3.7	73.9
Automotive	-	-	13.0	54.4	67.4	-	-	26.8	102.4	129.2
Other	2.9	0.1	10.8	4.9	18.7	2.3	0.4	26.7	1.5	30.9
Net sales	$122.5	$47.6	$123.5	$62.1	$355.7	$168.8	$49.0	$216.4	$113.6	$547.8

Geographic location:
Americas	$59.9	$26.0	$67.9	$7.5	$161.3	$97.1	$29.1	$136.0	$17.4	$279.6
Europe	50.9	21.6	24.1	39.6	136.2	58.6	19.9	46.4	83.0	207.9
Asia	11.7	-	31.5	15.0	58.2	13.1	-	34.0	13.2	60.3
Net sales	$122.5	$47.6	$123.5	$62.1	$355.7	$168.8	$49.0	$216.4	$113.6	$547.8

Timing of revenue recognition:
Products transferred at a point in time	$109.3	$47.6	$121.3	$62.1	$340.3	$143.9	$49.0	$209.0	$113.6	$515.5
Products transferred over time	13.2	-	2.2	-	15.4	24.9	-	7.4	-	32.3
Net sales	$122.5	$47.6	$123.5	$62.1	$355.7	$168.8	$49.0	$216.4	$113.6	$547.8

Contract Balances
Contract assets and contract liabilities from contracts with customers were as follows:

	June 30, 2020	March 31, 2020
Contract assets	$18.3	$21.7
Contract liabilities	7.0	5.6

Contract assets, included within other current assets in the consolidated balance sheets, primarily consist of capitalized costs related to customer-owned tooling contracts, wherein the customer has guaranteed reimbursement, and assets recorded for revenue recognized over time, which represent the Company’s rights to consideration for work completed but not yet billed. The $3.4 million decrease in contract assets during the first three months of fiscal 2021 primarily resulted from a decrease in contract assets for revenue recognized over time.

Contract liabilities, included within other current liabilities in the consolidated balance sheets, consist of payments received in advance of satisfying performance obligations under customer contracts, including contracts for customer-owned tooling. The $1.4 million increase in contract liabilities during the first three months of fiscal 2021 was primarily related to customer contracts for which payment was received in advance of the Company’s satisfaction of performance obligations.

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

The carrying values of cash, cash equivalents, restricted cash, short-term investments, trade accounts receivable, accounts payable, and short-term debt approximate fair value due to the short-term nature of these instruments. The Company holds investments in deferred compensation trusts to fund obligations under certain non-qualified deferred compensation plans.  The Company records the fair value of these investments within other noncurrent assets on its consolidated balance sheets.  The Company classifies money market investments held by the trusts within Level 2 of the valuation hierarchy.  The Company classifies all other investments held by the trusts within Level 1 of the valuation hierarchy, as it uses quoted market prices to determine the investments’ fair value.  The Company’s deferred compensation obligations, which are recorded as other noncurrent liabilities, are recorded at the fair values of the investments held by the trust.  The fair values of the investments and obligations for the Company’s deferred compensation plans each totaled $3.7 million and $3.8 million as of June 30, 2020 and March 31, 2020, respectively. The fair value of the Company’s long-term debt is disclosed in Note 16.

Note 4: Pensions

Pension cost included the following components:

	Three months ended June 30,
	2020	2019
Service cost	$0.1	$0.1
Interest cost	2.0	2.3
Expected return on plan assets	(2.9)	(3.0)
Amortization of unrecognized net loss	1.7	1.5
Net periodic benefit cost	$0.9	$0.9

During the three months ended June 30, 2019, the Company contributed $0.9 million to its U.S. pension plans. The Company has not yet made contributions to its U.S. pension plans during fiscal 2021, as permitted by the Coronavirus Aid, Relief and Economic Security Act. The Company expects to contribute approximately $20.0 million to its U.S. pension plans during fiscal 2021.

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

The Company calculates compensation expense based upon the fair value of the instruments at the time of grant and subsequently recognizes expense ratably over the respective vesting periods of the stock-based awards.  The Company recognized stock-based compensation expense of $0.7 million and $1.7 million for the three months ended June 30,2020 and 2019, respectively. The Company typically grants stock-based awards to officers and other executives during the first quarter; however, for fiscal 2021, it has deferred these grants until later in the fiscal year.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

As of June 30, 2020, unrecognized compensation expense related to non-vested stock-based compensation awards, which will be amortized over the remaining service periods, was as follows:

	Unrecognized Compensation Expense	Weighted-Average Remaining Service Period in Years
Stock options	$2.1	2.3
Restricted stock awards	4.5	2.4
Performance stock awards	0.7	1.7
Total	$7.3	2.3

Note 6: Restructuring Activities

During the first quarter of fiscal 2021, the Company recorded $1.7 million of severance expenses related to plant consolidation activities in China within the CIS segment.  The Company is currently transferring production from the manufacturing facility in Zhongshan, China to another CIS segment manufacturing facility in China, which it expects to complete in the second or third quarter of fiscal 2021.  The Company also implemented targeted headcount reductions during the first quarter of fiscal 2021, the most significant of which were in North America in the HDE and CIS segments.  The headcount reductions were in response to lower market demand and support the Company’s objective of reducing operational and selling, general and administrative (“SG&A”) cost structures.  In addition, the Company is in the process of transferring product lines to its CIS manufacturing facility in Mexico.

The Company’s restructuring actions during the first quarter of fiscal 2020 consisted primarily of targeted headcount reductions and plant consolidation activities.  The fiscal 2020 headcount reductions were primarily in Europe within the Automotive segment and in the Americas within the HDE segment.

Restructuring and repositioning expenses were as follows:

	Three months ended June 30,
	2020	2019
Employee severance and related benefits	$4.4	$1.5
Other restructuring and repositioning expenses	0.2	0.3
Total	$4.6	$1.8

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

The Company accrues severance in accordance with its written plans, procedures, and relevant statutory requirements. Changes in accrued severance were as follows:

	Three months ended June 30,
	2020	2019
Beginning balance	$5.0	$10.0
Additions	4.4	1.5
Payments	(2.6)	(3.7)
Effect of exchange rate changes	0.1	-
Ending balance	$6.9	$7.8

Note 7: Other Income and Expense

Other income and expense consisted of the following:

	Three months ended June 30,
	2020	2019
Interest income	$0.3	$0.1
Foreign currency transactions (a)	0.5	(0.6)
Net periodic benefit cost (b)	(0.8)	(0.7)
Equity in earnings of non-consolidated affiliate (c)	-	0.1
Total other income (expense) - net	$-	$(1.1)

(a)
Foreign currency transactions primarily consist of foreign currency transaction gains and losses on the re-measurement or settlement of foreign currency-denominated assets and liabilities, including intercompany loans and transactions denominated in a foreign currency, along with gains and losses on certain foreign currency exchange contracts.

(b)	Net periodic benefit cost for the Company’s pension and postretirement plans is exclusive of service cost.
(c)	The Company sold its ownership interest in Nikkei Heat Exchanger Company, Ltd. during the second quarter of fiscal 2020.

Note 8: Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2020  and 2019 was 2.3 percent and 26.1 percent, respectively. The effective tax rate for the first quarter of fiscal 2021 is lower than the first quarter of the prior year, primarily due to changes in the mix and amount of foreign and U.S. earnings.

The Company has recorded valuation allowances against its net deferred tax assets to the extent it has determined it is more likely than not that such assets will not be realized in the future.  As of June 30, 2020, valuation allowances against deferred tax assets in certain foreign jurisdictions and the U.S. totaled $34.1 million and $15.3 million, respectively.  The Company will maintain the valuation allowances in each applicable tax jurisdiction until it determines it is more likely than not the deferred tax assets will be realized, thereby eliminating the need for a valuation allowance.  As further discussed in Note 17, the COVID-19 pandemic has resulted in risks and uncertainties to our business.  Future events or circumstances, such as lower taxable income or unfavorable changes in the financial outlook of the Company’s operations in the U.S. and certain foreign jurisdictions, could necessitate the establishment of further valuation allowances, which could have a material adverse effect on the Company’s results of operations and financial condition.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with its estimated annual effective tax rate.  Under this methodology, the Company applies its estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The Company records the tax impacts of certain significant, unusual or infrequently occurring items in the period in which they occur.  The Company excluded the impact of its operations in certain foreign locations from the overall effective tax rate methodology and recorded them discretely based upon year-to-date results because the Company anticipates net operating losses for the full fiscal year in these jurisdictions.  The Company does not anticipate a significant change in unrecognized tax benefits during the remainder of fiscal 2021.

Note 9: Earnings Per Share

The components of basic and diluted earnings per share were as follows:

	Three months ended June 30,
	2020	2019
Net (loss) earnings attributable to Modine	$(8.6)	$8.0

Weighted-average shares outstanding - basic	50.9	50.7
Effect of dilutive securities	-	0.4
Weighted-average shares outstanding - diluted	50.9	51.1

(Loss) earnings per share:
Net (loss) earnings per share - basic	$(0.17)	$0.16
Net (loss) earnings per share - diluted	$(0.17)	$0.16

For the three months ended June 30, 2020 and 2019, the calculation of diluted earnings per share excluded 1.4 million and 0.8 million stock options, respectively, because they were anti-dilutive. For the three months ended June 30, 2020 and 2019, the calculation of diluted earnings per share excluded 0.4 million and 0.2 million restricted stock awards, respectively, because they were anti-dilutive.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 10: Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consisted of the following:

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$77.2	$70.9
Restricted cash	0.3	0.4
Total cash, cash equivalents and restricted cash	$77.5	$71.3

Restricted cash, which is reported within other current assets and other noncurrent assets in the consolidated balance sheets, consists primarily of deposits for contractual guarantees or commitments required for rents, import and export duties, and commercial agreement.

Note 11: Inventories

Inventories consisted of the following:

	June 30, 2020	March 31, 2020
Raw materials	$128.4	$123.6
Work in process	34.4	34.6
Finished goods	47.4	49.2
Total inventories	$210.2	$207.4

Note 12: Property, Plant and Equipment

Property, plant and equipment, including depreciable lives, consisted of the following:

	June 30, 2020	March 31, 2020
Land	$20.1	$19.7
Buildings and improvements (10-40 years)	279.7	276.7
Machinery and equipment (3-15 years)	893.0	870.3
Office equipment (3-10 years)	96.9	95.2
Construction in progress	33.1	40.5
	1,322.8	1,302.4
Less: accumulated depreciation	(883.4)	(854.4)
Net property, plant and equipment	$439.4	$448.0

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 13: Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	CIS	BHVAC	Total
Goodwill, March 31, 2020	$152.6	$13.5	$166.1
Effect of exchange rate changes	0.9	-	0.9
Goodwill, June 30, 2020	$153.5	$13.5	$167.0

Intangible assets consisted of the following:

	June 30, 2020			March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets	Gross Carrying Value	Accumulated Amortization	Net Intangible Assets
Customer relationships	$61.4	$(13.7)	$47.7	$60.8	$(12.6)	$48.2
Trade names	58.5	(16.9)	41.6	58.3	(16.2)	42.1
Acquired technology	23.9	(8.1)	15.8	23.6	(7.6)	16.0
Total intangible assets	$143.8	$(38.7)	$105.1	$142.7	$(36.4)	$106.3

The Company recorded amortization expense of $2.1 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively. The Company estimates that it will record $6.3 million of amortization expense during the remainder of fiscal 2021 and approximately $8.0 million of annual amortization expense in fiscal 2022 through 2026.

Note 14: Product Warranties

Changes in accrued warranty costs were as follows:

	Three months ended June 30,
	2020	2019
Beginning balance	$7.9	$9.2
Warranties recorded at time of sale	1.1	1.4
Adjustments to pre-existing warranties	-	(0.6)
Settlements	(0.8)	(0.9)
Effect of exchange rate changes	0.1	-
Ending balance	$8.3	$9.1

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 15: Leases

Lease Assets and Liabilities
The following table provides a summary of leases recorded on the consolidated balance sheet.

	Balance Sheet Location	June 30, 2020	March 31, 2020
Lease Assets
Operating lease ROU assets	Other noncurrent assets	$63.6	$61.4
Finance lease ROU assets (a)	Property, plant and equipment - net	8.4	8.5

Lease Liabilities
Operating lease liabilities	Other current liabilities	$11.8	$10.9
Operating lease liabilities	Other noncurrent liabilities	52.3	50.3
Finance lease liabilities	Long-term debt - current portion	0.4	0.4
Finance lease liabilities	Long-term debt	3.3	3.3

(a)	Finance lease ROU assets were recorded net of accumulated amortization of $1.9 million and $1.8 million as of June 30, 2020 and March 31, 2020, respectively.

Components of Lease Expense
The components of lease expense were as follows:

	Three months ended June 30,
	2020	2019
Operating lease expense (a)	$4.9	$5.2
Finance lease expense:
Depreciation of ROU assets	0.1	0.1
Interest on lease liabilities	-	-
Total lease expense	$5.0	$5.3

(a)	For both the three months ended June 30, 2020 and 2019, operating lease expense included short-term lease expense of $0.9 million. Variable lease expense was not significant.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 16: Indebtedness

Long-term debt consisted of the following:

	Fiscal year of maturity	June 30, 2020	March 31, 2020
Term loans	2025	$186.9	$189.4
Revolving credit facility	2025	125.9	127.2
5.9% Senior Notes	2029	100.0	100.0
5.8% Senior Notes	2027	50.0	50.0
Other (a)		3.7	6.0
		466.5	472.6
Less: current portion		(13.4)	(15.6)
Less: unamortized debt issuance costs		(5.0)	(5.0)
Total long-term debt		$448.1	$452.0

(a)	Other long-term debt primarily includes finance lease obligations and borrowings by foreign subsidiaries.

Long-term debt, including the current portion of long-term debt, matures as follows:

Fiscal Year
Remainder of 2021	$10.0
2022	21.7
2023	21.7
2024	21.7
2025	272.9
2026 & beyond	118.5
Total	$466.5

Borrowings under both the revolving credit and term loan facilities bear interest at a variable rate, based upon the applicable reference rate and including a margin percentage dependent upon the Company’s leverage ratio, as described below.  At June 30, 2020, the weighted-average interest rates for revolving credit facility borrowings and the term loans were both 2.8 percent.  At June 30, 2020, the Company’s revolving credit facility borrowings totaled $125.9 million and domestic letters of credit totaled $5.7 million, resulting in available borrowings under the revolving credit facility of $118.4 million.

The Company also maintains credit agreements for its foreign subsidiaries, with outstanding short-term borrowings of $25.2 million and $14.8 million at June 30, 2020 and March 31, 2020, respectively.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

In May 2020, the Company executed amendments to its primary credit agreements in the U.S.  Under the amended agreements, the leverage ratio covenant limit has been temporarily raised.  The leverage ratio covenant requires the Company to limit the ratio of its consolidated indebtedness, less a portion of its cash balance, both as defined by the credit agreements, to its consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  The leverage ratio covenant limit in fiscal 2021 is 4.00 to 1, 4.75 to 1, 5.25 to 1, and 5.75 to 1 for the first, second, third, and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  The Company is also subject to an interest expense coverage ratio covenant, which requires the Company to maintain Adjusted EBITDA of at least three times consolidated interest expense.  The Company was in compliance with its debt covenants as of June 30, 2020.

The Company estimates the fair value of long-term debt using discounted future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. As of June 30, 2020 and March 31, 2020, the carrying value of the Company’s long-term debt approximated fair value, with the exception of the Senior Notes, which had an aggregate fair value of approximately $134.7 million and $131.3 million, respectively.  The fair value of the Company’s long-term debt is categorized as Level 2 within the fair value hierarchy. Refer to Note 3 for the definition of a Level 2 fair value measurement.

Note 17: Risks, Uncertainties, Contingencies and Litigation

COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic.  The spread of COVID-19 and the resulting work and travel restrictions, including international border closings, have disrupted, and may continue to disrupt, global supply chains and have negatively impacted the global economy.  As a result of this pandemic, the Company has experienced significant impacts on its operations.  Local government requirements or customer shutdowns caused the Company to suspend production at many of its manufacturing facilities in March and April 2020.  Although all of the temporarily-closed facilities reopened, many are currently operating at reduced production levels based upon customer demand.  The Company is continuing to focus on protecting the health and wellbeing of its employees and the communities in which it operates, while also ensuring the continuity of its business operations and timely delivery of quality products and services to its customers.  To mitigate the negative impacts of COVID-19, the Company has taken actions, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of the organization.  In addition, the Company is focused on reducing operating and administrative expenses. Based on its current expectations, the Company believes that its sources of liquidity will generate sufficient cash flow to meet its obligations during the next twelve months from the date these financial statements are issued.

The Company’s consolidated financial statements reflect estimates and assumptions made by management, including assumptions regarding the future impacts of the COVID-19 pandemic, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods presented.  For example, assets particularly sensitive to assumptions that could be adversely impacted by the COVID-19 pandemic include goodwill and deferred tax assets.  While the Company believes it used appropriate estimates and assumptions to prepare the consolidated financial statements, actual amounts could differ materially and future events or circumstances could have a potential negative effect on the assumptions used.  If the Company, its suppliers, or its customers experience further shutdowns or other significant business disruptions associated with the COVID-19 pandemic, its ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Environmental
The Company has recorded environmental investigation and remediation accruals related to soil and groundwater contamination at manufacturing facilities in the U.S., one of which the Company currently owns and operates, and at its former manufacturing facility in the Netherlands, along with accruals for lesser environmental matters at certain other facilities in the U.S.  These accruals generally relate to facilities where past operations followed practices and procedures that were considered acceptable under then-existing regulations, or where the Company is a successor to the obligations of prior owners, and current laws and regulations require investigative and/or remedial work to ensure sufficient environmental compliance. The accruals for these environmental matters totaled $18.1 million and $18.2 million as of June 30, 2020 and March 31, 2020, respectively.  As additional information becomes available, the Company will re-assess the liabilities related to these matters and revise the estimated accruals, if necessary. Based upon currently available information, the Company believes the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position.  However, these matters are subject to inherent uncertainties, and unfavorable outcomes could occur, including significant monetary damages.

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

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 18: Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss were as follows:

	Three months ended June 30, 2020
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(61.4)	$(160.9)	$(1.0)	$(223.3)

Other comprehensive income (loss) before reclassifications	5.3	-	0.8	6.1
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.6	-	1.6
Realized losses - net (b)	-	-	0.5	0.5
Income taxes	-	(0.4)	(0.3)	(0.7)
Total other comprehensive income (loss)	5.3	1.2	1.0	7.5

Ending balance	$(56.1)	$(159.7)	$-	$(215.8)

	Three months ended June 30, 2019
	Foreign Currency Translation	Defined Benefit Plans	Cash Flow Hedges	Total
Beginning balance	$(42.6)	$(136.3)	$0.5	$(178.4)

Other comprehensive income (loss) before reclassifications	1.9	-	(1.0)	0.9
Reclassifications:
Amortization of unrecognized net loss (a)	-	1.4	-	1.4
Realized gains - net (b)	-	-	(0.1)	(0.1)
Income taxes	-	(0.3)	0.3	-
Total other comprehensive income (loss)	1.9	1.1	(0.8)	2.2

Ending balance	$(40.7)	$(135.2)	$(0.3)	$(176.2)

(a)
Amounts are included in the calculation of net periodic benefit cost for the Company’s defined benefit plans, which include pension and other postretirement plans. Refer to Note 4 for additional information about the Company’s pension plans.

(b)	Amounts represent net gains and losses associated with cash flow hedges that were reclassified to net earnings.

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)

Note 19: Segment Information

Effective April 1, 2020, the Company began managing its global automotive business separate from the other businesses within the previously-reported Vehicular Thermal Solutions (“VTS”) segment.  The Company is managing the automotive business as the Automotive segment as it targets the sale or eventual exit of its underlying automotive business operations.  The other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, are being managed as the Heavy Duty Equipment segment.  The segment realignment had no impact on the CIS and BHVAC segments or on the Company’s consolidated financial position, results of operations, and cash flows.  Segment financial information for fiscal 2020 has been recast to conform to the fiscal 2021 presentation.

Each operating segment is managed by a vice president and has separate financial results reviewed by the Company’s chief operating decision maker.  These results are used by management in evaluating the performance of each segment and in making decisions on the allocation of resources among the Company’s various businesses.

The following is a summary of net sales, gross profit, operating income, and total assets by segment:

	Three months ended June 30,
	2020			2019
	External Sales	Inter-segment Sales	Total	External Sales	Inter-segment Sales	Total
Net sales:
CIS	$121.3	$1.2	$122.5	$167.9	$0.9	$168.8
BHVAC	47.4	0.2	47.6	48.5	0.5	49.0
HDE	118.3	5.2	123.5	199.7	16.7	216.4
Automotive	60.8	1.3	62.1	112.9	0.7	113.6
Segment total	347.8	7.9	355.7	529.0	18.8	547.8
Corporate and eliminations	-	(7.9)	(7.9)	-	(18.8)	(18.8)
Net sales	$347.8	$-	$347.8	$529.0	$-	$529.0

	Three months ended June 30,
	2020		2019
	$'s	% of sales	$'s	% of sales
Gross profit:
CIS	$15.5	12.6%	$24.3	14.4%
BHVAC	14.5	30.5%	13.7	27.9%
HDE	11.3	9.2%	32.5	15.0%
Automotive	4.8	7.7%	12.5	11.0%
Segment total	46.1	13.0%	83.0	15.2%
Corporate and eliminations	-	-	0.4	-
Gross profit	$46.1	13.3%	$83.4	15.8%

MODINE MANUFACTURING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)
(unaudited)
	Three months ended June 30,
	2020	2019
Operating income:
CIS	$-	$9.0
BHVAC	7.1	5.3
HDE	(2.5)	17.3
Automotive	(3.8)	-
Segment total	0.8	31.6
Corporate and eliminations	(4.0)	(13.5)
Operating (loss) income	$(3.2)	$18.1

	June 30, 2020	March 31, 2020
Total assets:
CIS	$600.4	$617.7
BHVAC	109.2	102.3
HDE	427.5	417.4
Automotive	270.2	272.5
Corporate and eliminations	109.4	126.2
Total assets	$1,516.7	$1,536.1

Note 20: Subsequent Event

On August 4, 2020, the Company announced that Thomas A. Burke stepped down from his position as President and Chief Executive Officer (“CEO”) and as a member of Modine’s Board of Directors, effective immediately.  The Board of Directors has launched a search for Mr. Burke’s successor and has named Michael B. Lucareli, the Company’s Vice President, Finance and Chief Financial Officer, as Interim President and CEO.  As a result of Mr. Burke’s departure and based upon the terms of his employment agreement, the Company expects to record severance expense during the second quarter of fiscal 2021 of approximately $5.0 million, to be paid on a bi-weekly basis over the next three years.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

When we use the terms “Modine,” “we,” “us,” the “Company,” or “our” in this report, we are referring to Modine Manufacturing Company.  Our fiscal year ends on March 31 and, accordingly, all references to quarters refer to our fiscal quarters.  The quarter ended June 30, 2020 was the first quarter of fiscal 2021.

COVID-19
As the COVID-19 pandemic continues, the health and overall well-being of our employees continues to be our top priority.  We have implemented strict measures to mitigate risk in our manufacturing operations and administrative offices, including face masks, social distancing, and enhanced sanitation protocols.  We are also committed to meeting our customers’ needs and will work to overcome any obstacles that may arise to deliver quality products and services to our customers in a timely manner.

The COVID-19 pandemic and the resulting broad economic impacts on our key end markets negatively impacted our business operations and financial results during the first quarter of fiscal 2021.  In March and April 2020, we suspended production at many manufacturing facilities around the world due to local government requirements or customer shutdowns.  Although we have since reopened all of the temporarily-closed facilities, we are currently operating approximately half of our facilities at reduced production levels based upon customer demand.  In an effort to mitigate the negative impacts of COVID-19 on our financial results, we have taken actions that are yielding significant cost savings, including, but not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  We have also taken advantage of government assistance programs, primarily offered in European countries, to offset idle labor costs and to avoid employee layoffs to the extent possible.  In addition, we have reduced operating and administrative expenses, including travel and entertainment expenditures, and lowered the annual compensation paid to the Board of Directors.  We are also focused on reducing capital expenditures and, where possible, have delayed certain projects and the purchase of some program-related equipment and tooling.

First Quarter Highlights
Net sales in the first quarter of fiscal 2021 decreased $181.2 million, or 34 percent, from the first quarter of fiscal 2020, primarily due to lower sales in our Heavy Duty Equipment (“HDE”), Automotive, and Commercial and Industrial Solutions (“CIS”) segments.  Sales in each of these segments were significantly impacted by market-driven volume declines and the temporary plant closures described above related to the COVID-19 pandemic.  Cost of sales decreased $143.9 million, or 32 percent, from the first quarter of fiscal 2020, primarily due to lower sales volume.  Gross profit decreased $37.3 million and gross margin declined 250 basis points to 13.3 percent.  Selling, general and administrative (“SG&A”) expenses decreased $18.8 million, primarily due to cost-reduction initiatives in response to the negative impacts of COVID-19 and lower project costs associated with our review of strategic alternatives for the automotive business, which decreased approximately $8.0 million compared with the first quarter of fiscal 2020.  The operating loss during the first quarter of fiscal 2021 of $3.2 million represents a $21.3 million decline from the prior-year operating income of $18.1 million and was primarily due to lower earnings in our HDE, Automotive, and CIS segments, partially offset by increased earnings in our Building HVAC Systems (“BHVAC”) segment.

We previously reported that we had paused our evaluation of strategic alternatives for the automotive business in light of the impacts of the COVID-19 pandemic and vehicular market weakness.  We resumed this process during the first quarter of fiscal 2021 and are committed to exiting the automotive business in a manner that is in the best interest of our shareholders.

Recent Announcement
On August 4, 2020, we announced that Thomas A. Burke stepped down from his position as President and Chief Executive Officer (“CEO”) and as a member of Modine’s Board of Directors, effective immediately.  The Board of Directors has launched a search for Mr. Burke’s successor and has named Michael B. Lucareli, our Vice President, Finance and Chief Financial Officer, as Interim President and CEO.  As a result of Mr. Burke’s departure and based upon the terms of his employment agreement, we expect to record severance expense during the second quarter of fiscal 2021 of approximately $5.0 million, to be paid on a bi-weekly basis over the next three years.

CONSOLIDATED RESULTS OF OPERATIONS

The following table presents our consolidated financial results on a comparative basis for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$347.8	100.0%	$529.0	100.0%
Cost of sales	301.7	86.7%	445.6	84.2%
Gross profit	46.1	13.3%	83.4	15.8%
Selling, general and administrative expenses	44.7	12.9%	63.5	12.0%
Restructuring expenses	4.6	1.3%	1.8	0.3%
Operating (loss) income	(3.2)	-0.9%	18.1	3.4%
Interest expense	(5.4)	-1.6%	(5.9)	-1.1%
Other expense – net	-	-	(1.1)	-0.2%
(Loss) earnings before income taxes	(8.6)	-2.5%	11.1	2.1%
Benefit (provision) for income taxes	0.2	0.1%	(2.9)	-0.6%
Net (loss) earnings	$(8.4)	-2.4%	$8.2	1.5%

First quarter net sales of $347.8 million were $181.2 million, or 34 percent, lower than the first quarter of the prior year, primarily due to lower sales volume in our HDE, Automotive, and CIS segments.  Sales in these segments decreased $92.9 million, $51.5 million, and $46.3 million, respectively, and were significantly impacted by market-driven volume declines and temporary plant closures due to the COVID-19 pandemic.

First quarter cost of sales decreased $143.9 million, or 32 percent, primarily due to lower sales volume.  Cost of sales was favorably impacted by the benefits of cost-reduction initiatives in response to lower end market demand and procurement initiatives.  As a percentage of sales, cost of sales increased 250 basis points to 86.7 percent, primarily due to the unfavorable impact of the lower sales volume.

As a result of lower sales and higher cost of sales as a percentage of sales, first quarter gross profit decreased $37.3 million and gross margin declined 250 basis points to 13.3 percent.

First quarter SG&A expenses decreased $18.8 million.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $10.0 million, and lower costs recorded at Corporate associated with our review of strategic alternatives for the Automotive segment’s business operations, which decreased approximately $8.0 million.  The lower compensation-related expenses resulted primarily from our cost-reduction initiatives aimed to mitigate the negative impacts of COVID-19.

Restructuring expenses totaled $4.6 million in the first quarter of fiscal 2021 and primarily consisted of severance expenses in the CIS and HDE segments.  The severance expenses related to targeted headcount reductions in support of our objective to reduce operational and SG&A cost structures and plant consolidation activities.

The operating loss of $3.2 million represents a $21.3 million decline from the prior-year operating income of $18.1 million and was primarily due to lower earnings in our HDE, CIS, and Automotive segments, partially offset by increased earnings in our BHVAC segment.

The benefit for income taxes was $0.2 million during the first quarter of fiscal 2021, compared with a provision for income taxes of $2.9 million during the first quarter of the prior year.  The $3.1 million change was primarily due to lower earnings and changes in the mix of foreign and U.S. earnings.

SEGMENT RESULTS OF OPERATIONS

Effective April 1, 2020, we began managing our global automotive business separate from the other businesses within the previously-reported Vehicular Thermal Solutions (“VTS”) segment.  We are managing the automotive business as the Automotive segment as we target the sale or eventual exit of its underlying automotive business operations.  We are managing the other businesses of the VTS segment, including the commercial vehicle and off-highway businesses, as the Heavy Duty Equipment segment.  We began reporting financial results for our new segment structure beginning for fiscal 2021.  Segment financial information for fiscal 2020 has been recast to conform to the fiscal 2021 presentation.  The segment realignment had no impact on the CIS and BHVAC segments.

The following is a discussion of our segment results of operations for the three months ended June 30, 2020 and 2019:

Commercial and Industrial Solutions
	Three months ended June 30,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$122.5	100.0%	$168.8	100.0%
Cost of sales	107.0	87.4%	144.5	85.6%
Gross profit	15.5	12.6%	24.3	14.4%
Selling, general and administrative expenses	13.1	10.6%	15.1	9.0%
Restructuring expenses	2.4	2.0%	0.2	0.1%
Operating income	$-	-	$9.0	5.3%

CIS net sales decreased $46.3 million, or 27 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic.  Sales to commercial HVAC&R and data center cooling customers decreased $37.0 million and $10.4 million, respectively.

CIS cost of sales decreased $37.5 million, or 26 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 180 basis points to 87.4 percent, primarily due to the unfavorable impact of lower sales volume, partially offset by cost-reduction initiatives and favorable sales mix.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $8.8 million and gross margin declined 180 basis points to 12.6 percent.

SG&A expenses decreased $2.0 million compared with the first quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million.

Restructuring expenses during the first quarter of fiscal 2021 totaled $2.4 million and primarily consisted of severance expenses related to plant consolidation activities in China and targeted headcount reductions in North America.

Operating income decreased $9.0 million, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower gross profit and higher restructuring expenses, partially offset by lower SG&A expenses.

Building HVAC Systems
	Three months ended June 30,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$47.6	100.0%	$49.0	100.0%
Cost of sales	33.1	69.5%	35.3	72.1%
Gross profit	14.5	30.5%	13.7	27.9%
Selling, general and administrative expenses	7.4	15.5%	8.4	17.2%
Operating income	$7.1	15.0%	$5.3	10.7%

BHVAC net sales decreased $1.4 million, or 3 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021 and were negatively impacted by the COVID-19 pandemic.  Compared with the first quarter of the prior year, BHVAC sales decreased $3.1 million in the U.S. and increased $1.7 million in the U.K.  The lower sales in the U.S. were primarily driven by decreased sales of heating and ventilation products.  The higher sales in the U.K. were primarily due to higher sales of data center products, partially offset by lower sales of air conditioning products.

BHVAC cost of sales decreased $2.2 million, or 6 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021.  As a percentage of sales, cost of sales decreased 260 basis points to 69.5 percent and was positively impacted by favorable customer pricing, cost-reduction initiatives and lower material costs.

As a result of the lower sales and lower cost of sales as a percentage of sales, gross profit increased $0.8 million and gross margin improved 260 basis points to 30.5 percent.

SG&A expenses decreased $1.0 million, or 170 basis points as a percentage of sales, from the prior year. The decrease in SG&A expenses was primarily due to lower compensation-related expenses and lower travel expenses.

Operating income of $7.1 million increased $1.8 million during the quarter, primarily due to higher gross profit and lower SG&A expenses.

Heavy Duty Equipment
	Three months ended June 30,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$123.5	100.0%	$216.4	100.0%
Cost of sales	112.2	90.8%	183.9	85.0%
Gross profit	11.3	9.2%	32.5	15.0%
Selling, general and administrative expenses	11.9	9.7%	14.8	6.8%
Restructuring expenses	1.9	1.5%	0.4	0.2%
Operating (loss) income	$(2.5)	-2.0%	$17.3	8.0%

HDE net sales decreased $92.9 million, or 43 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic.  Sales to commercial vehicle, off-highway, and automotive customers decreased $46.4 million, $16.8 million, and $13.8 million, respectively.  These sales declines, which were most significant in the Americas and Europe, largely resulted from weakness in the global vehicular markets.  In addition, the planned wind-down of certain programs contributed, to a lesser extent, to the lower sales to commercial vehicle customers.

HDE cost of sales decreased $71.7 million, or 39 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 580 basis points to 90.8 percent.  The significant unfavorable impact of the lower sales volume was partially offset by improved operating efficiencies and cost savings from procurement and other cost-reduction initiatives.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $21.2 million and gross margin declined 580 basis points to 9.2 percent.

SG&A expenses decreased $2.9 million compared with the first quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $2.0 million, and lower travel expenses.

Restructuring expenses during the first quarter of fiscal 2021 totaled $1.9 million and primarily consisted of severance expenses resulting from targeted headcount reductions in North America.

The operating loss of $2.5 million represents a $19.8 million decline from the prior-year operating income of $17.3 million and was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Automotive
	Three months ended June 30,
	2020		2019
(in millions)	$'s	% of sales	$'s	% of sales
Net sales	$62.1	100.0%	$113.6	100.0%
Cost of sales	57.3	92.3%	101.1	89.0%
Gross profit	4.8	7.7%	12.5	11.0%
Selling, general and administrative expenses	8.4	13.6%	11.3	10.0%
Restructuring expenses	0.2	0.2%	1.2	1.0%
Operating (loss) income	$(3.8)	-6.1%	$-	-

Automotive net sales decreased $51.5 million, or 45 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume resulting from the impacts of the COVID-19 pandemic.  Sales in Europe and North America decreased $43.4 million and $9.9 million, respectively.

Automotive cost of sales decreased $43.8 million, or 43 percent, from the first quarter of fiscal 2020 to the first quarter of fiscal 2021, primarily due to lower sales volume.  As a percentage of sales, cost of sales increased 330 basis points to 92.3 percent.  The significant unfavorable impact of the lower sales volume was partially offset by improved operating efficiencies and favorable raw material costs.

As a result of the lower sales and higher cost of sales as a percentage of sales, gross profit decreased $7.7 million and gross margin declined 330 basis points to 7.7 percent.

SG&A expenses decreased $2.9 million compared with the first quarter of the prior year.  The decrease in SG&A expenses was primarily due to lower compensation-related expenses, which decreased approximately $3.0 million.

Restructuring expenses during the first quarter of fiscal 2021 totaled $0.2 million and primarily consisted of severance expenses resulting from targeted headcount reductions in Europe.

The operating loss of $3.8 million represents a $3.8 million decline from the prior-year operating income of less than $0.1 million and was primarily due to lower gross profit, partially offset by lower SG&A and restructuring expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operating activities, our cash and cash equivalents as of June 30, 2020 of $77.2 million, and an available borrowing capacity of $118.4 million under our revolving credit facility.  Given our extensive international operations, approximately $57.0 million of our cash and cash equivalents are held by our non-U.S. subsidiaries.  Amounts held by non-U.S. subsidiaries are available for general corporate use; however, these funds may be subject to foreign withholding taxes if repatriated.

In response to lower customer demand resulting from the COVID-19 pandemic, we have taken actions to reduce operating expenses, conserve cash and maximize liquidity.  These actions have included, but are not limited to, production staffing adjustments, furloughs, shortened work weeks, and temporary salary reductions at all levels of our organization.  In addition, we have reduced operating and administrative expenses.  Further, as described below, we are focused on reducing our capital expenditures and executed amendments to our primary credit agreements to help ensure liquidity through financial covenant flexibility during fiscal 2021 and 2022.  We believe our sources of liquidity, including cash flow from operations, our cash and cash equivalents, and access to both committed and uncommittted credit facilities, will provide sufficient cash flow to meet our obligations during the next twelve months and beyond.  However, we are continuing to monitor the impacts of COVID-19 on our business and the credit and financial markets.

The full extent of the impacts of COVID-19, which will largely depend on the length and severity of the pandemic, could have a material adverse effect on our business, results of operations, and cash flows and could adversely affect our access to capital and/or financing.

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended June 30, 2020 was $12.3 million, which represents an $11.8 million increase compared with the same period in the prior year.  This increase in operating cash flow was primarily due to favorable net changes in working capital and lower payments for separation and project costs associated with our review of strategic alternatives for the automotive business, partially offset by lower operating earnings in the current year.  The favorable changes in working capital during the first three months of fiscal 2021, compared with the same period in the prior year, included lower payments for incentive compensation, employee benefits, income taxes and payroll taxes.  We have deferred, and expect to continue to defer, payments of payroll taxes, as permitted by the Coronavirus Aid, Relief and Economic Security Act.

Capital Expenditures
In response to the economic impacts of the COVID-19 pandemic, we are taking steps to preserve our financial liquidity.  As part of this initiative, we are focused on reducing our capital expenditures and, where possible, have delayed certain projects and the purchase of certain program-related equipment and tooling in our vehicular businesses.  Capital expenditures of $9.1 million during the first three months of fiscal 2021 decreased $11.2 million compared with the same period in the prior year.

Debt
Our credit agreements require us to maintain compliance with various covenants, including a leverage ratio covenant and an interest expense coverage ratio covenant further discussed below.  Also, as specified in the credit agreement, the term loans may require prepayments in the event of certain asset sales.  In addition, at the time of each incremental borrowing under the revolving credit facility, we must represent to the lenders that there has been no material adverse effect, as defined in the credit agreement, on our business, property, or results of operations.

In May 2020, we executed amendments to our primary credit agreements in the U.S. to provide additional covenant flexibility in light of the risks and uncertainties associated with the COVID-19 pandemic.  Under the amended agreements, the leverage ratio covenant limit has been temporarily raised.  We believe this additional flexibility will enable us to be compliant with our debt covenants, even if the adverse effects of the COVID-19 pandemic on our business are more severe than we currently anticipate.  However, failure to comply with the debt covenants could result in an event of default, which, if not cured or waived, could result in us being required to repay borrowings before their due date.

The leverage ratio covenant within our primary credit agreements requires us to limit our consolidated indebtedness, less a portion of our cash balance, both as defined by the credit agreements, in relation to our consolidated net earnings before interest, taxes, depreciation, amortization, and certain other adjustments (“Adjusted EBITDA”).  For fiscal 2021, the leverage ratio covenant limit is 4.00 to 1, 4.75 to 1, 5.25 to 1, and 5.75 to 1 for the first, second, third, and fourth quarters, respectively.  In fiscal 2022, the leverage ratio covenant limit is 4.75 to 1, 3.75 to 1, and 3.50 to 1 for the first, second and third quarters, respectively, and subsequently returns to 3.25 to 1 for the fourth quarter of fiscal 2022.  We are also subject to an interest expense coverage ratio covenant, which requires us to maintain Adjusted EBITDA of at least three times consolidated interest expense.

As of June 30, 2020, we were in compliance with our debt covenants; our leverage ratio and interest coverage ratio were 2.9 and 7.0, respectively.  We expect to remain in compliance with our debt covenants during fiscal 2021 and beyond.

Forward-Looking Statements

This report, including, but not limited to, the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements, including information about future financial performance, accompanied by phrases such as “believes,” “estimates,” “expects,” “plans,” “anticipates,” “intends,” and other similar “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Modine’s actual results, performance or achievements may differ materially from those expressed or implied in these statements, because of certain risks and uncertainties, including, but not limited to, those described under “Risk Factors” in Item 1A. in Part I. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. Other risks and uncertainties include, but are not limited to, the following:

Market Risks:

•	The impact of the COVID-19 pandemic on the national and global economy, our business, suppliers, customers, and employees;

•
Economic, social and political conditions, changes, challenges and unrest, particularly in the geographic, product and financial markets where we and our customers operate and compete, including, in particular, foreign currency exchange rate fluctuations; tariffs (and any potential trade war resulting from tariffs or retaliatory actions); inflation; changes in interest rates; recession and recovery therefrom; restrictions and uncertainty associated with cross-border trade, public health crises, such as pandemics and epidemics, including the ongoing COVID-19 pandemic; and the general uncertainties about the impact of regulatory and/or policy changes, including those related to tax and trade, the COVID-19 pandemic and other matters, that have been or may be implemented in the U.S. or abroad, as well as continuing uncertainty regarding the short- and long-term implications of “Brexit”;

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

•	Work stoppages or interference at our facilities or those of our major customers and/or suppliers;

•	The constant and increasing pressures associated with healthcare and associated insurance costs; and

•	Costs and other effects of unanticipated litigation, claims, or other obligations.

Strategic Risks:

•	Our ability to successfully exit the automotive business in a manner that is in the best interest of our shareholders in order to optimize the segment’s future financial performance;

•
Our ability to successfully realize anticipated benefits from our increased “industrial” market presence, with our CIS and BHVAC businesses, while maintaining appropriate focus on the market opportunities presented by our HDE and Automotive businesses;

•	Our ability to identify and execute growth and diversification opportunities in order to position us for long-term success; and

•	The potential impacts from unanticipated actions by activist shareholders, including disruption of our business and related costs.

Financial Risks:

•
Our ability to fund our global liquidity requirements efficiently for Modine’s current operations and meet our long-term commitments, particularly in light of the volatility and negative pressure in the financial markets as a result of the COVID-19 pandemic and in the event of disruption in or tightening of the credit markets or extended recessionary conditions in the global economy;

•
The impact of potential increases in interest rates, particularly in LIBOR and the Euro Interbank Offered Rate (“EURIBOR”) in relation to our variable-rate debt obligations, and of the continued uncertainty around the utilization of LIBOR or alternative reference rates;

•
Our ability to comply with the financial covenants, as amended, in our credit agreements, including our leverage ratio (net debt divided by Adjusted EBITDA, as defined in our credit agreements) and our interest coverage ratio (Adjusted EBITDA divided by interest expense, as defined in our credit agreements);

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

The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A. of the Company’s Annual Report on Form 10-K for the year ended March 31, 2020. The Company’s market risks have not materially changed since the fiscal 2020 Form 10-K was filed.

Item 4.	Controls and Procedures.

Evaluation Regarding Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, management of the Company, under the supervision, and with the participation, of the Company’s President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, at a reasonable assurance level, as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective, at a reasonable assurance level, as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

The following describes the Company’s purchases of common stock during the first quarter of fiscal 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30, 2020	_______	_______	_______	$46,985,524

May 1 – May 31, 2020	57,559 (b)	$5.35	_______	$46,985,524

June 1 – June 30, 2020	75,743 (b)	$6.28	_______	$46,985,524

Total	133,302 (b)	$5.88	_______

(a)
Effective October 30, 2018, the Board of Directors approved a two-year, $50.0 million share repurchase program, which allows the Company to repurchase Modine common stock through solicited and unsolicited transactions in the open market or in privately-negotiated or other transactions, at such times and prices and upon such other terms as the authorized officers of the Company deem appropriate.  The Company did not repurchase any of its common stock under the repurchase program during the first quarter of fiscal 2021.

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

Item 6.	Exhibits.

(a)  Exhibits:

Exhibit No.	Description	Incorporated Herein By Reference To	Filed Herewith
3.1	Bylaws of Modine Manufacturing Company, as amended, effective June 17, 2020.	Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated June 17, 2020

10.1	2020 Incentive Compensation Plan.	Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 23, 2020

10.2	Form of Fiscal 2021 Modine Non-Employee Director Restricted Stock Unit Award Agreement.	Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 23, 2020

31.1	Rule 13a-14(a)/15d-14(a) Certification of Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer.		X

32.1	Section 1350 Certification of Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer.		X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)		X

101.SCH	Inline XBRL Taxonomy Extension Schema		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODINE MANUFACTURING COMPANY
(Registrant)

By: /s/ Michael B. Lucareli
Michael B. Lucareli, Interim President and Chief Executive Officer and Vice President, Finance and
  Chief Financial Officer*

Date: August 5, 2020

* Executing as both the principal financial officer and a duly authorized officer of the Company